Form 10-Q
period 1994-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1994-05-13
CIK 51253

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q



                      QUARTERLY REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended March 31, 1994 Commission file number 1-4858
         --------------------------------------------------------------




                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
                    ---------------------------------------
            (Exact Name of Registrant as specified in its charter)



                     New York                               13-1432060
   ____________________________________________         ___________________
  (State or other jurisdiction of incorporation            (IRS Employer
                 or organization)                       identification No.)



       521 West 57th Street, New York, N.Y.                 10019-2905
   ____________________________________________         ___________________
     (Address of principal executive offices)               (Zip Code)




     Registrant's telephone number, including area code    (212) 765-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




              Yes   X                     No
                 _______                    ________


Number of shares outstanding as of May 6, 1994:  111,369,893

                                                                         1
                              PART. I   FINANCIAL INFORMATION

Item 1. Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                    3/31/94         12/31/93
                                                    -------         --------
Assets
- - ------
Current Assets:
   Cash & Cash Equivalents                        $ 218,777        $ 187,205
   Short-term Investments                            69,214          124,073
   Trade Receivables                                249,539          203,088
   Allowances For Doubtful Accounts                  (6,515)          (6,314)
   Inventories:  Raw Materials                      179,946          175,269
                 Work in Process                     25,590           26,902
                 Finished Goods                     100,210          100,755
                                                 ----------       ----------
                 Total Inventories                  305,746          302,926
   Other Current Assets                              71,479           68,045
                                                 ----------       ----------
   Total Current Assets                             908,240          879,023
                                                 ----------       ----------

Property, Plant & Equipment, At Cost                637,568          610,629
   Accumulated Depreciation                        (298,899)        (287,212)
                                                 ----------       ----------
                                                    338,669          323,417
Other Assets                                         22,378           22,817
                                                 ----------       ----------
Total Assets                                     $1,269,287       $1,225,257
                                                 ==========       ==========


Liabilities and Shareholders' Equity
- - ------------------------------------
Current Liabilities:
   Bank Loans                                     $  14,118        $  30,937
   Accounts Payable-Trade                            50,539           43,771
   Dividends Payable                                 30,116           30,259
   Income Taxes                                      58,583           45,512
   Other Current Liabilities                         74,230           76,108
                                                 ----------       ----------
   Total Current Liabilities                        227,586          226,587
                                                 ----------       ----------

Other Liabilities:
   Deferred Income Taxes                             11,292           11,099
   Long Term Debt                                    18,035                -
   Other                                             99,438           95,702
                                                 ----------       ----------
Total Other Liabilities                             128,765          106,801
                                                 ----------       ----------

Shareholders' Equity:
   Common Stock(115,761,840 shares issued in'94
    and 115,761,240 in '93)                          14,470           14,470
   Capital in Excess of Par Value                   148,433          150,114
   Retained Earnings                                889,465          860,640
   Cumulative Translation Adjustment                 13,809              448
                                                 ----------       ----------
                                                  1,066,177        1,025,672

   Treasury Stock, at cost - 4,221,428 shares
     in '94 and 3,701,259 in '93                   (153,241)        (133,803)
                                                 ----------       ----------
   Total Shareholders' Equity                       912,936          891,869
                                                 ----------       ----------
Total Liabilities and Shareholders' Equity       $1,269,287       $1,225,257
                                                 ==========       ==========


See Notes to Consolidated Financial Statements

                                                                           2
                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)



                                                      3 Months Ended 3/31
                                                   -------------------------
                                                     1994             1993
                                                  ---------        ---------
Net Sales                                         $ 323,537        $ 309,144
                                                  ---------        ---------
Cost of Goods Sold                                  165,620          159,095
Research and Development Expenses                    19,353           18,758
Selling and Administrative Expenses                  48,845           48,198
Interest Expense                                      6,165            3,226
Other (Income) Expense, Net                         (10,454)          (9,542)
                                                  ---------        ---------
                                                    229,529          219,735
                                                  ---------        ---------
Income Before Taxes on Income                        94,008           89,409
Taxes on Income                                      35,067           33,182
                                                  ---------        ---------
Net Income                                        $  58,941        $  56,227
                                                  =========        =========

Earnings Per Share *                                  $0.53            $0.49

Average Number of Shares Outstanding (000)          111,883          114,807

Dividends Paid Per Share *                            $0.27            $0.25






* Reflects three-for-one stock split, distributed on January 19, 1994 to shareholders of record on December 28, 1993



See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                      3 Months Ended 3/31
                                                   -------------------------
                                                     1994             1993
                                                  ---------        ---------
Cash Flows From Operating Activities:
- - -------------------------------------
Net Income                                        $  58,941        $  56,227

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation                                    8,673            8,817
      Deferred Income Taxes                           7,533           (1,420)
      Changes in Assets and Liabilities:
         Current Receivables                        (45,100)         (48,309)
         Inventories                                  3,045             (739)
         Current Payables                            15,869           22,887
         Other,  Net                                 (5,529)          (1,812)
                                                  ---------        ---------
Net Cash Provided by Operations                      43,432           35,651
                                                  ---------        ---------

Cash Flows From Investing Activities:
- - -------------------------------------
Proceeds From Sale/Maturities Short-term
 Investments                                         64,852          103,322
Purchases of Short-term Investments                  (9,389)         (66,918)
Additions to Property, Plant & Equipment,
    Net of Minor Disposals                          (16,081)         (11,346)
                                                  ---------        ---------
Net Cash Provided by (Used in) Investing
 Activities                                          39,382           25,058
                                                  ---------        ---------

Cash Flows From Financing Activities:
- - -------------------------------------
Cash Dividends Paid                                 (30,260)         (28,843)
Increase (Decrease) in Bank Loans                    (2,734)            (959)
Proceeds From Issuance of Stock Under
 Stock Option Plans                                   1,708            1,400
Purchase of Treasury Stock                          (22,942)         (20,949)
                                                  ---------        ---------
Net Cash Used In Financing Activities               (54,228)         (49,351)
                                                  ---------        ---------

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                 2,986           (8,373)
                                                  ---------        ---------

Net Change in Cash and Cash Equivalents              31,572            2,985

Cash and Cash Equivalents at Beginning of Year      187,205          210,798
                                                  ---------        ---------

Cash and Cash Equivalents at End of Period        $ 218,777        $ 213,783
                                                  =========        =========

Interest Paid                                     $   5,950        $   3,247

Income Taxes Paid                                 $  28,661        $  19,946


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
- - ------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1993 Annual Report to Shareholders.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting For Certain Debt and Equity Securities, classifying all marketable securities as available for sale. The effect of adopting this standard was not material.

The financial statements at and for the period ended March 31, 1994 include the balances and results of operations of the Company's 80% owned joint venture, International Flavors & Fragrances (Hangzhou) Co., Ltd. The inclusion of these accounts was not material to the Company's financial condition and results of operations.

In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period. Earnings per share amounts reflect the three-for-one split distributed on January 19, 1994 to shareholders of record on December 28, 1993.

Item 2.  Management's Discussion and Analysis of Results of Operations and
- - --------------------------------------------------------------------------
         Financial Condition
         -------------------

Operations

Worldwide net sales for the first quarter of 1994 increased 5% over the prior year to $323,537,000 with sales increases in both flavor and fragrance products. The sales increase in the first quarter of 1994 was unfavorably affected by translating European currencies into the stronger U.S. dollar; if the dollar exchange rate had remained the same during 1994 and 1993, the sales increase for the quarter would have approximated 8%.

Earnings per share for the first quarter of 1994 increased 8% to $.53 from $.49 in the prior year quarter. Average shares of common stock outstanding in the first quarter of 1994 were 111,883,000, compared with 114,807,000 for the same period in 1993. This reduction was mainly a result of the Company's share repurchase program. Net income for the first quarter 1994 was $58,941,000, an increase of 5% from 1993. The profit growth recorded by the Company was primarily the result of the sales increase for the period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1994 and 1993 remained fairly constant, especially on an overall basis:

                                                     First Quarter
                                                     -------------
                                                   1994          1993
                                                   ----          ----
         Cost of Goods Sold                        51.2%         51.5%
         Research and Development Exp.              6.0%          6.1%
         Selling and Administrative Exp.           15.1%         15.6%



Interest expense was $6,165,000 for the first quarter of 1994, compared to $3,226,000 for the same period in 1993. The higher interest expense in 1994 resulted mainly from the higher level of borrowings and higher interest rates in Brazil. In both 1994 and 1993, the borrowing levels in Brazil generated significant offsetting exchange gains which were included in Other Income.

The effective tax rate for the first quarter 1994 was 37.3% as compared to 37.1% for the same period in 1993.

Financial Condition

The financial condition of the Company continued to be strong during the first quarter. Cash, cash equivalents and short-term investments totalled $287,991,000 at March 31, 1994. At March 31, 1994, working capital was $680,654,000 compared to $652,436,000 at December 31, 1993. Gross additions to property, plant and equipment during the first quarter of 1994 were $16,200,000. In January 1994, the Company's cash dividend was increased 8% to an annual rate of $1.08 per share, and $.27 per share was paid to shareholders in the first quarter. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at March 31, 1994 was $13,809,000 compared to $448,000 at December 31, 1993.
Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                        PART II.


  OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K


            (a)      Exhibits

                     None

             (b)     Reports on Form 8-K

                     Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.


                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated:     May 11, 1994            By:  /s/ Thomas H. Hoppel
                                       ------------------------------------
                                        Thomas H. Hoppel, Vice President
                                                  & Treasurer




Dated:     May 11, 1994            By:  /s/ Stephen A. Block
                                       ------------------------------------
                                        Stephen A. Block, Vice-President
                                               Law and Secretary