Form 10-Q
period 1994-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1994-08-12
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OF

                     THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1994 Commission file number 1-4858



                   INTERNATIONAL FLAVORS & FRAGRANCES INC.
            (Exact Name of Registrant as specified in its charter)


                  New York                                     13-1432060
  ___________________________________________                _______________
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         identification No.)




  521 West 57th Street, New York, N.Y.                          10019-2905
 ________________________________________                    _______________
 (Address of principal executive offices)                       (Zip Code)



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



                Yes      X                  No
                   ____________               _________________

        Number of shares outstanding as of August 8, 1994: 111,364,554

                             PART. I   FINANCIAL INFORMATION                   1

     Item 1. Financial Statements

                          INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                CONSOLIDATED BALANCE SHEET
                                  (Dollars in thousands)

                                                        6/30/94         12/31/93
                                                        -------         --------
     Assets
     Current Assets:
        Cash & Cash Equivalents                        $193,391        $187,205
        Short-term Investments                           82,989         124,073
        Trade Receivables                               274,869         203,088
        Allowances For Doubtful Accounts                 (6,755)         (6,314)
        Inventories:  Raw Materials                     195,551         175,269
                      Work in Process                    24,692          26,902
                      Finished Goods                    107,285         100,755
                                                       --------         -------
                      Total Inventories                 327,528         302,926
        Other Current Assets                             76,348          68,045
                                                       --------         -------
        Total Current Assets                            948,370         879,023
                                                       --------         -------
     Property, Plant & Equipment, At Cost               680,299         610,629
        Accumulated Depreciation                       (313,402)       (287,212)
                                                       --------         -------
                                                        366,897         323,417
     Other Assets                                        21,631          22,817
                                                     ----------      ----------
     Total Assets                                    $1,336,898      $1,225,257
                                                     ==========      ==========
     Liabilities and Shareholders' Equity
     Current Liabilities:
        Bank Loans                                     $ 14,212        $ 30,937
        Accounts Payable-Trade                           60,246          43,771
        Dividends Payable                                30,058          30,259
        Income Taxes                                     60,244          45,512
        Other Current Liabilities                        77,767          76,108
                                                     ----------      ----------
        Total Current Liabilities                       242,527         226,587
                                                     ----------      ----------
     Other Liabilities:
        Deferred Income Taxes                            12,056          11,099
        Long-term Debt                                   15,803               -
        Other                                           100,350          95,702
                                                     ----------      ----------
     Total Other Liabilities                            128,209         106,801
                                                     ----------      ----------
     Shareholders' Equity:
        Common Stock(115,761,840 shares issued in '94
         and 115,761,240 in '93)                         14,470          14,470
        Capital in Excess of Par Value                  147,735         150,114
        Retained Earnings                               924,323         860,640
        Cumulative Translation Adjustment                40,504             448
                                                     ----------      ----------
                                                      1,127,032       1,025,672
        Treasury Stock, at cost - 4,430,045 shares
               in '94 and 3,701,259 in '93             (160,870)       (133,803)
                                                     ----------      ----------
        Total Shareholders' Equity                      966,162         891,869
                                                     ----------      ----------
     Total Liabilities and Shareholders' Equity      $1,336,898      $1,225,257
                                                     ==========      ==========

     See Notes to Consolidated Financial Statements

                        INTERNATIONAL FLAVORS & FRAGRANCES                     2

                         CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands except per share amounts)



                                                          3 Months Ended 6/30
                                                      --------------------------
                                                          1994            1993
                                                          ----            ----
     Net Sales                                         $345,210        $321,262
                                                       --------        --------
     Cost of Goods Sold                                 173,607         161,946
     Research and Development Expenses                   19,923          18,728
     Selling and Administrative Expenses                 50,116          48,745
     Interest Expense                                     5,379           3,627
     Other (Income) Expense, Net                         (7,356)         (8,658)
                                                       --------        --------
                                                        241,669         224,388
                                                       --------        --------
     Income Before Taxes on Income                      103,541          96,874
     Taxes on Income                                     38,625          35,940
                                                       --------        --------
     Net income                                        $ 64,916        $ 60,934
                                                       ========        ========
     Earnings per share  *                                $0.58           $0.53

     Dividends Paid Per Share *                           $0.27           $0.25


                                                          6 Months Ended 6/30
                                                       -------------------------
                                                          1994            1993
                                                          ----            ----
     Net Sales                                         $668,747        $630,406
                                                       --------        --------
     Cost of Goods Sold                                 339,227         321,041
     Research and Development Expenses                   39,276          37,486
     Selling and Administrative Expenses                 98,961          96,943
     Interest Expense                                    11,544           6,853
     Other (Income) Expense, Net                        (17,810)        (18,200)
                                                       --------        --------
                                                        471,198         444,123
                                                       --------        --------
     Income Before Taxes on Income                      197,549         186,283
     Taxes on Income                                     73,692          69,122
                                                       --------        --------
     Net income                                        $123,857        $117,161
                                                       ========        ========
     Earnings Per Share *                                 $1.11           $1.02

     Dividends Paid Per Share *                           $0.54           $0.50

     Average Number of Shares Outstanding (000)         111,642         114,627


   * Reflects three-for-one stock split, distributed on January 19, 1994 to shareholders of record on December 28, 1993.

     See Notes to Consolidated Financial Statements

                       INTERNATIONAL FLAVORS & FRAGRANCE                       3

                      CONSOLIDATED STATEMENT OF CASH FLOW
                            (Dollars in thousands)





                                                          6 Months Ended 6/30
                                                       -------------------------
                                                          1994           1993
                                                          ----           ----
     Cash Flows From Operating Activities:

     Net Income                                        $123,857        $117,161

     Adjustments to Reconcile to Net Cash
       Provided by Operations:
           Depreciation                                  17,790          17,577
           Deferred Income Taxes                          3,639             575
           Changes in Assets and Liabilities:
              Current Receivables                       (67,240)        (61,384)
              Inventories                               (11,411)         (2,754)
              Current Payables                           29,629          27,877
              Other,  Net                                (3,850)              2
                                                       --------         -------
     Net Cash Provided by Operations                     92,414          99,054
                                                       --------         -------
     Cash Flows From Investing Activities:

     Proceeds From Sale/Maturities Short
       Term Investment                                   92,966         160,237
     Purchases of Short Term Investments                (49,664)       (131,019)
     Additions to Property, Plant & Equipment,
         Net of Minor Disposals                         (44,169)        (28,151)
                                                       --------         -------
     Net Cash Provided by (Used in)
       Investing Activities                                (867)          1,067
                                                       --------         -------
     Cash Flows From Financing Activities:

     Cash Dividends Paid                                (60,374)        (57,562)
     Increase (Decrease) in Bank Loans                   (5,692)           (646)
     Proceeds From Issuance of Stock Under
       Stock Option                                       2,755           2,550
     Purchase of Treasury Stock                         (32,433)        (40,848)
                                                       --------         -------
     Net Cash Used In Financing Activities              (95,744)        (96,506)
                                                       --------         -------
     Effect of Exchange Rate Changes on
       Cash and Cash Equivalents                         10,383         (17,360)
                                                       --------         -------
     Net Change in Cash and Cash Equivalents              6,186         (13,745)

     Cash and Cash Equivalents at Beginning of Year     187,205         210,798
                                                       --------         -------
     Cash and Cash Equivalents at End of Period        $193,391        $197,053
                                                       ========        ========
     Interest Paid                                     $ 11,673        $  7,180

     Income Taxes Paid                                 $ 54,263        $ 55,866


     See Notes to Consolidated Financial Statements

                                                                               4
Notes to Consolidated Financial Statements

These interim statements and management's discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1993 Annual Report to Shareholders.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting For Certain Debt and Equity Securities, classifying all marketable securities as available for sale. The effect of adopting this standard was not material.

The financial statements at and for the quarter and six month period ended June 30, 1994 include the balances and results of operations of the Company's 80% owned joint venture, International Flavors & Fragrances (Hangzhou) Co., Ltd. The inclusion of these accounts was not material to the Company's financial condition or results of operations.

In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Earnings per share were calculated on the basis of the average number of shares of common stock outstanding during the applicable period. Earnings per share amounts reflect the three-for-one stock split distributed on January 19, 1994 to shareholders of record on December 28, 1993.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the second quarter of 1994 increased 7% over the prior year to $345,210,000. For the first six months of 1994, net sales increased 6% over the prior year to $668,747,000. Sales increases in flavor and fragrance products were recorded in both the second quarter and the six month periods. The sales increase for the second quarter and the first six months of 1994, as compared to the same period in 1993, was unfavorably affected by the translation of European currencies into the stronger U.S. dollar. If the dollar exchange rate had remained the same during 1994 and 1993, the sales increase for both the second quarter and the six months ended June 30, 1994 would have been 9%.

Net income for the second quarter was $64,916,000, an increase of 7% from the second quarter 1993. Net income for the first six months of 1994 was $123,857,000, an increase of 6% over the comparable 1993 period. This profit growth was primarily the result of the sales increase during these periods.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1994 and 1993 remained fairly constant, especially on an overall basis:

                                                  First Six Months
                                               ---------------------
                                                1994            1993
                                                ----            ----
         Cost of Goods Sold                     50.7%           50.9%
         Research and Development Exp.           5.9%            5.9%
         Selling and Administrative Exp.        14.8%           15.4%


Interest expense was $5,379,000 for the second quarter of 1994, compared to $3,627,000 for the second quarter 1993. For the first six months 1994, interest expense amounted to $11,544,000, compared to $6,853,000 in the first six months of 1993. The higher interest expense in 1994 resulted mainly from the higher level of borrowings and higher interest rates in Brazil. In both 1994 and 1993, the borrowing levels in Brazil generated significant offsetting exchange gains which were included in Other Income.

The effective tax rate for the second quarter and first six months of 1994 was 37.3%, as compared to 37.1% for the comparable periods in 1993.

Financial Condition

The financial condition of the Company continued to be strong during the second quarter. Cash, cash equivalents and short-term investments totalled $276,380,000 at June 30, 1994. At June 30, 1994, working capital was $705,843,000 compared to $652,436,000 at December 31, 1993. Gross additions to property, plant and equipment during the first half of 1994 were $44,904,000. In January 1994, the Company's cash dividend was increased 8% to an annual rate of $1.08 per share, and $.27 per share was paid to shareholders in both the first and second quarter. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at June 30, 1994 was $40,504,000 compared to $448,000 at December 31, 1993. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                                                             6
                      PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings

         In July 1994, the Company and its three primary liability insurers entered into an agreement settling the action commenced by such insurers in November 1991. That action had sought a declaratory judgment that the insurers were under no duty to defend or indemnify the Company with respect to pending or future waste site claims and recovery of sums previously paid by the carriers in defending the Company against such claims. In the settlement, the Company and the insurers have agreed to share defense and indemnity costs up to an agreed amount. The settlement of the declaratory judgment action is consistent with the Company's previously stated belief that the amounts it will probably have to pay in connection with waste site claims will not be material to the Company's financial condition, results of operations or liquidity, because of the involvement of other large potentially responsible parties at most sites and because payment will be made over an extended time period.


ITEM 4.   Submission of Matters to a Vote of Security Holders

         At the annual meeting of Registrant's shareholders held Thursday, May 12, 1994, at which 96,679,766 shares or 86.5% of Registrant's Common stock were represented in person or by proxy, the 12 nominees for director of Registrant, as listed in Registrant's proxy statement dated April 5, 1994 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.


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


                                        INTERNATIONAL FLAVORS & FRAGRANCES INC.




Dated:  August 10, 1994    By:               /s/ THOMAS H. HOPPEL
                              --------------------------------------------------
                                 Thomas H. Hoppel, Vice President & Treasurer




Dated:  August 10, 1994     By:             /s/ STEPHEN A. BLOCK
                              --------------------------------------------------
                              Stephen A. Block, Vice-President Law and Secretary