Form 10-Q
period 1994-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1994-11-14
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 30, 1994 Commission file number 1-4858



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


          New York                                      13-1432060
- - -------------------------------                    --------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    indentification No.)



  521 West 57th Street, New York, N.Y.                  10019-2905
  ------------------------------------                  ----------
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



          Yes  X               No
             -----               -----

Number of shares outstanding as of November 4, 1994: 111,434,266

                           PART I. FINANCIAL INFORMATION                      1

 Item 1. Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

 Assets                                                9/30/94         12/31/93
 ------                                                --------        ---------

 Current Assets:
    Cash & Cash Equivalents                            $204,399        $187,205
    Short-term Investments                               92,014         124,073
    Trade Receivables                                   263,722         203,088
    Allowances For Doubtful Accounts                     (7,136)         (6,314)

    Inventories:  Raw Materials                         210,612         175,269
                  Work in Process                        25,266          26,902
                  Finished Goods                        112,860         100,755
                                                       --------        --------
                  Total Inventories                     348,738         302,926
    Other Current Assets                                 77,467          68,045
                                                       --------        --------
    Total Current Assets                                979,204         879,023
                                                       --------        --------
 Property, Plant & Equipment, At Cost                   715,610         610,629
   Accumulated depreciation                            (324,937)       (287,212)
                                                       --------        --------
                                                        390,673         323,417
 Other Assets                                            22,240          22,817
                                                       --------        --------
 Total Assets                                        $1,392,117      $1,225,257
                                                      =========       =========

 Liabilities and Shareholders' Equity
 Current Liabilities:
   Bank Loans                                          $ 12,550        $ 30,937
   Accounts Payable-Trade                                60,898          43,771
   Dividends Payable                                     30,087          30,259
   Income Taxes                                          63,635          45,512
   Other Current Liabilities                             85,793          76,108
                                                      ---------        ---------
   Total Current Liabilities                            252,963         226,587
                                                      ---------        ---------

 Other Liabilities:
   Deferred Income Taxes                                 13,903          11,099
   Long-term Debt                                        14,754               -
   Other                                                102,810          95,702
                                                      ---------        ---------
 Total Other Liabilities                                131,467         106,801
                                                      ---------        ---------
 Shareholders' Equity:
   Common Stock (115,761,840 shares issued
     in '94 and 115,761,240 in '93)                      14,470          14,470
   Capital in Excess of Par Value                       146,392         150,114
   Retained Earnings                                    953,142         860,640
   Cumulative Translation Adjustment                     50,895             448
                                                      ---------        ---------
                                                      1,164,899        1,025,672

   Treasury Stock, at cost - 4,329,330 shares
     in '94 and 3,701,259 in '93                       (157,212)       (133,803)
                                                      ---------        ---------
   Total Shareholders' Equity                         1,007,687          891,869
                                                      ---------        ---------
   Total Liabilities and Shareholders' Equity        $1,392,117       $1,225,257
                                                      =========        =========

   See Notes to Consolidated Financial Statements

                      INTERNATIONAL FLAVORS & FRAGRANCES INC.                  2
                         CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)





                                                          3 Months Ended 9/30
                                                       ------------------------

                                                          1994            1993
                                                          ----            ----

     Net Sales                                         $341,684        $298,650
                                                        -------         -------
     Cost of Goods Sold                                 176,565         154,822
     Research and Development Expenses                   20,501          18,757
     Selling and Administrative Expenses                 52,632          48,148
     Interest Expense                                     1,359           5,436
     Other (Income) Expense, Net                         (3,322)         (9,030)
                                                       --------        --------
                                                        247,735         218,133
                                                       --------        --------
     Income Before Taxes on Income                       93,949          80,517
     Taxes on Income                                     35,043          30,881
                                                       --------        --------
     Net income                                        $ 58,906        $ 49,636
                                                       ========        ========
     Earnings per share  *                                $0.53           $0.44

     Dividends Paid Per Share *                           $0.27           $0.25


                                                          9 Months Ended 9/30
                                                      -------------------------
                                                          1994            1993
                                                          ----            ----

     Net Sales                                       $1,010,431        $929,056
                                                      ----------        -------
     Cost of Goods Sold                                 515,792         475,863
     Research and Development Expenses                   59,777          56,243
     Selling and Administrative Expenses                151,593         145,091
     Interest Expense                                    12,903          12,289
     Other (Income) Expense,Net                         (21,132)        (27,230)
                                                       --------        --------
                                                        718,933         662,256
                                                       --------        --------
     Income Before Taxes on Income                      291,498         266,800
     Taxes on Income                                    108,735         100,003
                                                       --------        --------
     Net income                                        $182,763        $166,797
                                                       ========        ========

     Earnings Per Share *                                 $1.64           $1.46

     Dividends Paid Per Share *                           $0.81           $0.75

     Average Number of Shares Outstanding (000) *       111,553         114,415


     * Reflects three-for-one stock split, distributed on January 19, 1994 to shareholders of record on December 28, 1993.

     See Notes to Consolidated Financial Statements

                      INTERNATIONAL FLAVORS & FRAGRANCE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                         9 Months Ended 9/30
                                                         ---------------------
                                                          1994           1993
                                                          ----           ----
     Cash Flows From Operating Activities:
     ------------------------------------
     Net Income                                        $182,763        $166,797

     Adjustments to Reconcile to Net Cash
       Provided by Operations:
           Depreciation                                  26,689          26,206
           Deferred Income Taxes                          1,567           1,052
           Changes in Assets and Liabilities:
              Current Receivables                       (53,360)        (62,596)
              Inventories                               (27,185)         (8,226)
              Current Payables                           40,739          30,205
              Other,  Net                                (2,309)          3,182
                                                      ---------        --------
     Net Cash Provided by Operations                    168,904         156,620
                                                      ---------        --------

     Cash Flows From Investing Activities:

     Proceeds From Sale/Maturities Short
       Term Investment                                  103,443         216,793
     Purchases of Short Term Investments                (68,679)       (146,316)
     Additions to Property, Plant & Equipment,
       Net of Minor Disposals                           (73,535)        (42,944)
                                                       --------        --------
     Net Cash Provided by (Used in)                     (38,771)         27,533
       Investing Activities                            --------        --------

     Cash Flows From Financing Activities:

     Cash Dividends Paid                                (90,432)        (86,187)
     Increase (Decrease) in Bank Loans                   (8,510)          4,749
     Proceeds From Issuance of Stock Under Stock
       Option Plans                                       4,954           3,083
     Purchase of Treasury Stock                         (32,433)        (85,577)
                                                        -------         -------
     Net Cash Used In Financing Activities             (126,421)       (163,932)
                                                        -------         -------
     Effect of Exchange Rate Changes on Cash
        and Cash Equivalents                             13,482         (13,624)
                                                        -------         -------
     Net Change in Cash and Cash Equivalents             17,194           6,597

     Cash and Cash Equivalents at Beginning of Year     187,205         210,798
                                                        -------         -------
     Cash and Cash Equivalents at End of Period        $204,399        $217,395
                                                        =======         =======
     Interest Paid                                     $ 13,172        $ 12,625

     Income Taxes Paid                                 $ 88,924        $ 85,814


     See Notes to Consolidated Financial Statements

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

The financial statements at and for the quarter and nine month period ended September 30, 1994 include the balances and results of operations of the Company's 80% owned joint venture, International Flavors & Fragrances (Hangzhou) Co., Ltd. The inclusion of these accounts was not material to the Company's financial condition or results of operations.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the third quarter of 1994 increased 14% over the prior year to $341,684,000. For the first nine months of 1994, net sales increased 9% over the prior year to $1,010,431,000. Sales increases in flavor and fragrance products were recorded in both the third quarter and the nine month periods. The sales increase for the third quarter, as compared to the same period in 1993, was favorably affected by the translation of European currencies into the weaker U.S. dollar. If the dollar exchange rate had remained the same during 1994 and 1993, the sales increase for the quarter ended September 30, 1994 would have been 11%. On a worldwide basis, translating local currencies into the dollar had no significant effect on the reported sales increase for the nine months ended September 30, 1994 over the comparable period in 1993.

Net income for the third quarter was $58,906,000, an increase of 19% from the third quarter 1993. Net income for the first nine months of 1994 was $182,763,000, an increase of 10% over the comparable 1993 period. This profit growth was primarily the result of the sales increase during these periods.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months of 1994 and 1993 remained fairly constant, especially on an overall basis:

                                                         First Nine Months
                                                         -----------------
                                                      1994               1993
                                                      ----               ----
      Cost of Goods Sold                              51.0%              51.2%
      Research and Development Expense                 5.9%               6.1%
      Selling and Administrative Expense              15.0%              15.6%

Interest expense was $1,359,000 for the third quarter of 1994, compared to $5,436,000 for the third quarter 1993. For the first nine months 1994, interest expense was $12,903,000, compared to $12,289,000 in the first nine months of 1993. The lower interest expense in the third quarter of 1994, compared to 1993, resulted mainly from a lower level of borrowings and lower interest rates. In both 1994 and 1993, a substantial portion of the borrowings were incurred in Brazil, where such borrowings serve as hedges against devaluations which occur in that country. Such borrowings in Brazil generate significant offsetting exchange gains which were included in Other Income.

The effective tax rate for the third quarter and first nine months of 1994 was 37.3%, as compared to 38.4% and 37.5% for the comparable periods in 1993.
The higher effective tax rate in the third quarter of 1993 reflected the higher U.S. statutory rate under the 1993 Tax Act, enacted during that quarter, retroactive to January 1, 1993.

Financial Condition

The financial condition of the Company continued to be strong during the third quarter. Cash, cash equivalents and short-term investments totaled $296,413,000 at September 30, 1994. At September 30, 1994, working capital was $726,241,000 compared to $652,436,000 at December 31, 1993. Gross additions to property, plant and equipment during the first nine months of 1994 were $75,099,000. In January 1994, the Company's cash dividend was increased 8% to an annual rate of $1.08 per share, and $.27 per share was paid to shareholders in each of the first three quarters of 1994. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at September 30, 1994 was $50,895,000 compared to $448,000 at December 31, 1993.
Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                                                              6
                           PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

          (A) Exhibits

               Exhibit 27 -- Financial Data Schedule

The schedule contains summary financial information extracted from the Consolidated Balance Sheet & Consolidated Statement of Income and is qualified in its entirety by reference to such financial statements. Amounts in thousands of dollars, except per share amounts.

                                                               9 Months
                                                               Ended 9/30
Item Number    Item Description                                  1994
- - -----------    ----------------                               ----------


5-02(1)        Cash and cash items                               204,399
5-02(2)        Marketable securities                              92,014
5-02(3)(a)(1)  Notes and accounts receivable-trade               263,722
5-02(4)        Allowances for doubtful accounts                   (7,136)
5-02(6)        Inventory                                         348,738
5-02(9)        Total current assets                              979,204
5-02(13)       Property, Plant and equipment                     715,610
5-02(14)       Accumulated depreciation                         (324,937)
5-02(18)       Total assets                                    1,392,117
5-02(21)       Total current liabilities                         252,963
5-02(22)       Bonds, mortgages and similar debt                  14,754
5-02(28)       Preferred stock-mandatory redemption                    0
5-02(29)       Preferred stock-no mandatory redemption                 0
5-02(30)       Common Stock                                       14,470
5-02(31)       Other stockholders' equity                        993,217
5-02(32)       Total liabilities and stockholders' equity      1,392,117
5-03(b)1(a)    Net sales of tangible products                  1,010,431
5-03(b)1       Total revenues                                  1,010,431
5-03(b)2(a)    Cost of tangible goods sold                       515,792
5-03(b)2       Total costs and expenses applicable to
                 sales and revenues                              727,162
5-03(b)3       Other costs and expenses                          (21,132)
5-03(b)5       Provision for doubtful accounts and notes               0
5-03(b)(8)     Interest and amortization of debt discount         12,903
5-03(b)(10)    Income before taxes and other items               291,498
5-03(b)(11)    Income tax expense                                108,735
5-03(b)(14)    Income/loss from continuing operations                  0
5-03(b)(15)    Discontinued operations                                 0
5-03(b)(17)    Extraordinary items                                     0
5-03(b)(18)    Cumulative effect-changes in accounting
                 principles                                            0
5-03(b)(19)    Net income or loss                                182,763
5-03(b)(20)    Earnings per share - primary                         1.64
5-03(b)(20)    Earnings per share - fully diluted                   1.64

          (B) Reports on Form 8-K

Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNATIONAL FLAVORS & FRAGRANCES INC.





Dated: November 14, 1994   By:    /s/  Thomas H. Hoppel
                                  --------------------------------------------
                                  Thomas H. Hoppel, Vice President & Treasurer





Dated: November 14, 1994   By:  /s/  Stephen A. Block
                              --------------------------------------------------
                              Stephen A. Block, Vice-President Law and Secretary