Form 10-Q/A
period 1994-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1994-12-19
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


                      QUARTERLY REPORT UNDER SECTION 13 OF

                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended September 30, 1994 Commission file number 1-4858



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


          New York                                      13-1432060
- -------------------------------                    --------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    indentification No.)



  521 West 57th Street, New York, N.Y.                  10019-2905
  ------------------------------------                  ----------
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