Form 10-K
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1995-03-30
CIK 51253

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

                    Annual Report Pursuant to Section 13 of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994        Commission File Number 1-4858

                    International Flavors & Fragrances Inc.
             (Exact name of Registrant as specified in its charter)

                 New York                                 13-1432060
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

     521 West 57th Street, New York, N.Y.                           10019
   (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code (212) 765-5500

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                         -------------------
Common Stock, par value 12 1/2 (cents) per share.......  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 21, 1995 was $5,802,705,844.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 21, 1995.

      111,590,497 shares of Common Stock, par value 12 1/2 (cents) per share

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 1995 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

                                     PART I

Item 1. Business.

     International Flavors & Fragrances Inc., incorporated in New York in 1909, is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, soaps and detergents, and flavor products to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products.

     The present world-wide scope of the Company's business is in part the result of the combination in December 1958 of the business theretofore conducted primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. ("VAH") with the business conducted primarily in Europe by N. V. Polak & Schwarz's Essence-fabrieken, a Dutch corporation ("P & S"). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor.

     The major manufacturing facilities of the Company are located in the United States, Holland, France, Germany, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, China, Hong Kong, Indonesia and Japan. Manufacturing facilities are also located in nine other countries. The Company maintains its own sales and distribution facilities in 33 countries and is represented by sales agents in additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

Markets

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air freshen-ers, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1994, sales of fragrance products accounted for approximately 61%, 59%, 60%, 59% and 59%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest custom-ers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1994, sales of flavor products accounted for approximately 39%, 41%, 40%, 41% and 41%, respectively, of the Company's total sales.


Products

     The Company's principal fragrance and flavor products consist of compounds of large numbers of ingredients blended by it under formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the public selection and acceptance of the consumer end product. A smaller amount of compounds is sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their consumer products. Thousands of compounds are produced by the Company, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. Most of the fragrance compounds and many of the flavor compounds are created and produced for the exclusive use of particular customers. The Company's flavor products also include extractives, concentrated juices and concentrates derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically derived ingredients. The Company's products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

     The ingredients used by the Company in its compounds are both synthetic and natural. Most of the synthetic ingredients are manufactured by the Company. While the major part of the Company's production of synthetic ingre-dients is used by it in its compounds, a substantial portion is sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes.

Market Developments

     The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from such factors as increases in personal income, employment of women, teen-age population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for colognes, toilet waters, deodorants, soaps with finer fragrance quality, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for such products as convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products which utilize some of the Company's flavor or fragrance products. These developments have called for the creation by the Company of many new compounds and ingredients compatible with the newly introduced materials and methods of application used in consumer end products.

Product Development and Research

     The development of new fragrance and flavor compounds is a complex artistic and technical process calling upon the combined knowledge and talents of the Company's creative perfumers and flavorists and its application chemists and research chemists. Through long experience the perfumers and flavorists develop and refine their skill for creating fragrances or flavors best suited to the market requirements of the customers' products.

     An important contribution to the creation of new fragrance and flavor products is the development in the Company's research laboratories of new ingredients having fragrance or flavor value. The principal functions of the fragrance research program are to isolate and synthesize fragrance components found in natural substances and through chemical synthesis to develop new materials and better techniques for utilization of such materials. The principal functions of the flavor research program are to isolate and produce natural flavor ingredients utilizing improved processes.

     The work of the perfumers and flavorists is conducted in 29 fragrance and flavor laboratories in 23 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $81,369,000 in 1994, $75,275,000 in 1993 and $71,113,000 in 1992 on its research and development activities, all of which activities were financed by the Company. These expenditures are expected to increase in 1995 to approximately $92,000,000. Of the amount expended in 1994 on such activities, 56% was for fragrances and the balance was for flavors. The Company employed 748 persons in 1994 and 724 persons in 1993 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

Distribution

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 42 sales offices in 32 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1994, 32% of the Company's sales were to customers in North America, 36% in Western Europe and 32% in the rest of the world. See Note 10 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's international operations.

     The Company estimates that during 1994 its 30 largest customers accounted for about 55% of its sales, its four largest customers and their affiliates accounted for about 13%, 6%, 5% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

Governmental Regulation

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 1995 approximately $3,900,000 in capital projects and $15,900,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 1996 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

Raw Material Purchases

     Some 2,000 different raw materials are purchased from many sources all over the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products and raw fruits. The principal synthetic raw material purchases consist of organic chemicals. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of any interruption in the supply of raw materials from present sources.

Competition

     The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company's competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development and the customer service and support provided by its marketing and application groups. Although statistics are not available, the Company believes that it is one of the four largest companies producing and marketing on an international basis a wide range of fragrance and flavor products of the types manufactured by it for sale to manufacturers of consumer products. In particular countries and localities, the Company faces the competition of numerous companies specializing in certain product lines, among which are some larger than the Company and some more important in a particular product line or lines. Most of the Company's customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.

Employee Relations

     The Company at December 31, 1994 employed approximately 4,570 persons, of whom about 1,540 were employed in the United States, 490 in Holland, 280 in France, 280 in England and 1,980 elsewhere. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

Item 2. Properties.

     The principal manufacturing and research properties of the Company are as follows:

        Location                                Operation
        --------                                ---------
UNITED STATES
  New York, NY ............. Fragrance laboratories.
  Union Beach, NJ .......... Production of fragrance chemical ingredients;
                               research and development center.
  Hazlet, NJ ............... Production of fragrance compounds; fragrance laboratories.
  South Brunswick, NJ ...... Production of flavor ingredients and compounds and fruit preparations; flavor laboratories.
  Salem, OR ................ Production of fruit and vegetable concentrates, fruit and vegetable preparations and flavor
                               ingredients.
  Menomonee Falls, WI ...... Production of flavor compounds, food ingredients, bacterial cultures and fruit preparations.

HOLLAND
  Hilversum ................ Flavor and fragrance laboratories.
  Tilburg .................. Production of flavor and fragrance compounds.

FRANCE
  Bois-Colombes ............ Fragrance laboratories; flavor laboratories.
  Dijon .................... Production of fragrance compounds, flavor ingredients and compounds and fruit preparations.

GERMANY
  Emmerich/Rhein ........... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.

GREAT BRITAIN
  Haverhill ................ Production of flavor compounds and ingredients, fruit preparations and fragrance chemical
                               ingredients; flavor laboratories.
IRELAND
  Drogheda ................. Production of fragrance compounds.

SPAIN
  Benicarlo ................ Production of fragrance chemical ingredients;
                               fragrance laboratories.
  Colmenar ................. Production of flavor compounds and fruit preparations.

SWITZERLAND
  Reinach-Aargau ........... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.

ARGENTINA
  Garin .................... Production of fruit preparations and flavor ingredients and compounds; production of fragrance compounds; flavor laboratories.

BRAZIL
  Rio de Janeiro ........... Production of flavor ingredients and compounds, fruit preparations and fragrance compounds and chemical ingredients; fragrance and flavor laboratories.
  Sao Paulo ................ Fragrance laboratory.

MEXICO
  Tlalnepantla ............. Production of flavor compounds, fruit preparations and fragrance compounds and chemical ingredients; flavor and fragrance laboratories.

CHINA
  Guangzhou ................ Production of flavor and fragrances compounds;
                               flavor laboratories.

        Location                                Operation
        --------                                ---------

HONG KONG .................. Production of fragrance compounds; flavor and fragrance laboratories.

INDONESIA
  Jakarta .................. Production of flavor and fragrance compounds and ingredients; flavor and fragrance laboratories.

JAPAN
  Tokyo .................... Flavor and fragrance laboratories.
  Gotemba .................. Production of flavor and fragrance compounds and fruit preparations.

     The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City. Such offices and all of the above facilities of the Company are owned in fee, except those in Wisconsin, China, Hong Kong, and the Indonesian landsite, which are leased. The Company believes that the remaining facilities meet its present needs, but that additional facilities will be required to meet anticipated growth in sales.

Item 3. Legal Proceedings.

     Various Federal and State authorities and private parties claim that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a total of ten waste sites operated by third parties in New Jersey and Pennsylvania. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. The private suits generally seek damages for alleged injuries and, in one case, a waste site's owners/operators seek contribution and indemnification for their share of remedial action costs incurred and to be incurred at the site.

     The waste site claims and suits usually involve million dollar amounts, and most of them are asserted against many potentially responsible parties. Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment.

     The Company believes that the amounts it probably will have to pay for clean-up costs and damages at all sites will not be material to the Company's financial condition, results of operations or liquidity, because of the involvement of other large potentially responsible parties at most sites, because payment will be made over an extended time period and because, pursuant to an agreement reached in July 1994 with three of the Company's liability insurers, defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

     Executive officers of Registrant:

                                                                                         Year First
                                                                                           Became
           Name                    Office and Other Business Experience(2)       Age       Officer
           ----                    ---------------------------------------       ---       -------
Eugene P. Grisanti(1) ......  President; Chairman of the Board                    65         1964
Hugh R. Kirkpatrick ........  Senior Vice-President; Director                     58         1985
Hendrik C. van Baaren ......  Senior Vice-President; Director                     55         1983
Raul J. Barreto ............  Vice-President                                      61         1993
Stephen A. Block ...........  Vice-President and Secretary since 1993;            50         1993
                                Senior Vice-President, General Counsel,
                                Secretary and Director, International Specialty
                                Products Inc. from 1991 to 1992 and GAF
                                Corporation from 1990 to 1992
Ronald S. Fenn .............  Vice-President                                      57         1986
Thomas H. Hoppel ...........  Vice-President and Treasurer; Director              64         1976
Ira Katz ...................  Vice-President                                      61         1987
Carlos A. Lobbosco .........  Vice-President                                      55         1993
Lewis G. Lynch, Jr. ........  Vice-President                                      59         1975
Stuart R. Maconochie .......  Vice-President                                      55         1989
Rudolf Merz ................  Vice-President                                      55         1982
William A. Myers, Jr. ......  Vice-President                                      64         1987
Joel P. Pearlstein .........  Vice-President                                      58         1986
Sidney W. Rossuck, Jr. .....  Vice-President                                      63         1987
Michael D. Sweeney .........  Vice-President                                      51         1994
Douglas J. Wetmore .........  Controller since 1992; employed by Price            37         1992
                                Waterhouse, independent accountants, for
                                more than 2 years prior thereto

-----------
(1) Chairman of Executive Committee of the Board of Directors.
(2) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

  (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years, adjusted for the three-for-one stock split distributed January 19, 1994, were:

                                        1994                        1993
                                 -----------------           -----------------
Quarter                          High          Low           High          Low
-------                          ----          ---           ----          ---
First ..................       $ 39.25       $ 35.63       $ 38.80       $ 34.42
Second .................         40.50         35.63         39.83         36.80
Third ..................         44.38         38.88         38.50         33.00
Fourth .................         47.88         40.38         38.05         33.88

  (b) Approximate Number of Equity Security Holders.

                   (A)                                         (B)
                                                   Number of record holders as
              Title of Class                           of December 31, 1994
              --------------                           --------------------
Common stock, par value 12 1/2(cents) per share .....          5,289

  (c) Dividends.

     Cash dividends declared per share for each quarter since January 1993* were as follows:

                             1995         1994           1993
                             ----         ----           ----
First ..................     $.31         $.27           $.25
Second .................                   .27            .25
Third ..................                   .27            .25
Fourth .................                   .31            .27

-------------
* Reflects three-for-one stock split distributed January 19, 1994.

Item 6. Selected Financial Data.

                                              1994          1993          1992          1991         1990
                                              ----          ----          ----          ----         ----
                                                    (Dollars in thousands except per share amounts)
Net sales .............................   $ 1,315,237   $ 1,188,645   $ 1,126,446   $ 1,016,968   $   962,810
                                          ===========   ===========   ===========   ===========   ===========
Income before accounting changes(a) ...   $   226,022   $   202,471   $   176,683   $   168,674   $   156,681
Accounting changes, net of tax(b) .....          --            --          (6,089)         --            --
                                          -----------   -----------   -----------   -----------   -----------
Net income ............................   $   226,022   $   202,471   $   170,594   $   168,674   $   156,681
                                          ===========   ===========   ===========   ===========   ===========

Earnings per share(c):
Income before accounting changes(a) ...         $2.03         $1.78         $1.53         $1.47         $1.37
Accounting changes(b) .................          --            --           (0.05)         --            --
                                                -----         -----         -----         -----         -----
Net income ............................         $2.03         $1.78         $1.48         $1.47         $1.37
                                                =====         =====         =====         =====         =====
Total assets ..........................   $ 1,399,725   $ 1,225,257   $ 1,267,594   $ 1,217,372   $ 1,129,395
                                          ===========   ===========   ===========   ===========   ===========
Long-term debt ........................   $    14,342          --            --            --            --
                                          ===========   ===========   ===========   ===========   ===========
Cash dividends declared per share(c)...         $1.12         $1.02         $0.93         $0.83         $0.74
                                                =====         =====         =====         =====         =====

----------------

(a) Reflects nonrecurring charge ($13,021 after tax) in 1992 resulting from the Registrant's plan to consolidate European aroma chemical production.

(b) The accounting changes, net of tax, in 1992, represent the effects of adopting required accounting standards for income taxes and postretirement benefits other than pensions.

(c) Per share amounts reflect three-for-one stock split distributed on January 19, 1994 to shareholders of record on December 28, 1993.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   Operations

     In 1994, worldwide net sales of $1,315,237,000 exceeded 1993 net sales by $126,592,000 or 11%, while 1993 worldwide net sales exceeded 1992 net sales by $62,199,000 or 6%. Sales of fragrance products in 1994 were $772,786,000, an increase of $73,541,000 or 11% over 1993. This follows a $20,706,000 or 3%
increase in 1993 over 1992. Sales of flavor products in 1994 were $542,451,000, an increase of $53,051,000 or 11% over 1993, while 1993 flavor sales increased $41,493,000 or 9% over 1992. The increase in the Company's worldwide sales reflects the continuing demand for its fragrance and flavor products.

     Sales outside the United States represented approximately 70% of total sales in 1994, 1993 and 1992. The following table shows net sales on a geographic basis:


Sales by Destination                   Percent                     Percent
(Dollars in thousands)       1994       Change         1993         Change       1992
----------------------       ----      ------          ----         ------       ----
North America .......    $  418,565      11%       $  378,403         9%      $  347,055
Western Europe ......       470,281       9%          432,345        -4%         449,354
Other Areas .........       426,391      13%          377,897        15%         330,037
                         ----------                ----------                 ----------
  Total net sales ...    $1,315,237      11%       $1,188,645         6%      $1,126,446
                         ==========                ==========                 ==========

     In 1994, good unit sales increases were recorded in both fragrances and flavors in all geographic areas. Fragrance sales were strongest in Western Europe and Latin America, while flavor sales achieved their best gains in North America, the Far East and Latin America. During 1994, sales were virtually unaffected by currency translation.

     In 1993, sales increases were recorded in both flavors and fragrances on a worldwide basis. Sales increases in fragrances were strongest in Western Europe, on a local currency basis, and Latin America, while flavor sales achieved their most significant increases in North America, Latin America and the Far East. The sales increases in North America and Europe were achieved despite the recessionary economies in the United States and several major European countries. During 1993, the increase in sales moderated somewhat on translation of local currencies into a significantly stronger U.S. dollar; if the dollar exchange rate remained the same during 1993 and 1992, sales would have increased approximately 7% in Western Europe and 10% worldwide.

     Operating profit (as shown in Note 10 of the Notes to the Consolidated Financial Statements) was $354,425,000 in 1994, $311,156,000 in 1993 and
$268,146,000 in 1992. Operating profit in 1994 increased $43,269,000 or 14% over the prior year, while operating profit in 1993 increased $22,977,000 or 8% over 1992; the 1993 increase excludes the effects of the 1992 nonrecurring charge discussed below. In 1994, operating profit was not significantly affected by currency translation. In 1993, the stronger dollar had an unfavorable impact on the translation of Western European operating results into dollars. In both 1994 and 1993, the profit growth was primarily the result of the sales growth for the period.

     Although the Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has no long-term effect on the underlying strength of our business.

     The percentage relationship of cost of goods sold and other operating expenses to sales were as follows:


                                      1994           1993           1992
                                      ----           ----           ----
Cost of goods sold ................   51.5%          51.6%          51.7%
Research and development
 expenses .........................    6.2%           6.3%           6.3%
Selling and administrative
 expenses .........................   15.8%          16.3%          16.8%

     Cost of goods sold includes the cost of materials purchased and internal manufacturing expenses. This cost has gradually declined as a percentage of sales over the last few years.

     Research and development expenses have consistently been between 6% and 7% of sales. These activities contribute in a significant way to the Company's business. The expenses are for the development of new and improved products, technical product support, compliance with governmental regulations and help in maintaining our relationships with our customers who are often dependent on technical advances.

     Selling and administrative expenses, which are necessary to support our increased sales, have declined as a percentage of sales over the past three years.

     Interest expense amounted to $13,470,000, $17,359,000 and $12,436,000 in
1994, 1993 and 1992, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and is significantly affected by very high interest rates in hyperinflationary countries where local borrowing is used as a hedge against devaluations. Interest expense decreased in 1994 primarily due to lower interest rates, mainly in Brazil. Interest expense increased in 1993 primarily due to higher interest rates, again mainly in Brazil. The bank loans in Brazil were intended to serve as hedges against the devaluations which occurred in that country during these years. In all three years, substantial offsetting exchange gains, included in other income, were generated in Brazil. More details on bank loans and long-term debt are contained in Note 6 of the Notes to the Consolidated Financial Statements.

     Other income was $25,213,000 in 1994, compared to $35,132,000 in 1993 and $30,288,000 in 1992. The decrease in other income in 1994 resulted primarily from reduced interest income, due to lower interest rates and a lower average level of investments, and somewhat lower exchange gains. Other income increased in 1993 over 1992 due to higher exchange gains, mainly in Brazil, offset by somewhat lower interest income, principally due to a lower average level of investments and lower interest rates.

     The worldwide effective tax rate for 1994 was 37.3%, compared to 37.5% for 1993 and 37.2% for 1992. Note 7 of the Notes to the Consolidated Financial Statements contains additional information on income taxes.

     Earnings for 1994 were $226,022,000, increasing $23,551,000 or 12% from the prior year. Earnings for 1993 were $202,471,000, an increase of $12,767,000 or 7% over 1992. The 1993 increase excludes the effects of adopting required accounting standards and a nonrecurring charge in 1992; after giving effect to the 1992 accounting changes and the nonrecurring charge, earnings increased $31,877,000 in 1993. Net income in 1992 was $170,594,000.

     Earnings per share for 1994 increased 14% to $2.03 from $1.78 in 1993, following an increase of 9% from $1.64 reported in 1992. These amounts exclude the per share effect of the 1992 accounting changes and nonrecurring charge; 1993 earnings per share increased 20% from $1.48 in 1992 after giving effect to the nonrecurring charge and the accounting changes.

     The 1992 nonrecurring charge resulted from the Company's plan to achieve significant cost savings by consolidating its European production of aroma chemicals in two plants, instead of the then existing three. The decision to effect this transfer resulted in a one-time pretax charge of $20,033,000 ($13,021,000 after tax). The consolidation of such production facilities was completed in 1994.

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 addresses the classification, accounting and reporting of investments in equity securities which have readily determinable market values and for all investments in debt securities. The Company has classified all such investments as available for sale and, in accordance with the provisions of FAS 115, recorded them at fair value. The effect of adopting FAS 115 was not material.

     Effective January 1, 1992, the Company adopted Statements of Financial Accounting Standards No. 106 (FAS 106) and No. 109 (FAS 109). FAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that non-pension retirement benefits, which are primarily health care, be recognized in the financial statements on the accrual basis instead of when paid, as was the previous practice. The adoption of FAS 106 resulted in a pretax charge of $29,632,000 ($18,149,000 after tax) representing the cumulative transition effect of adopting this standard. FAS 109, Accounting For Income Taxes, required the Company to change its method of accounting for income taxes from the deferred method to the liability method. The effect of adopting FAS 109 was a tax benefit of $12,060,000.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1994, the Company spent approximately $3,700,000 on capital projects and about $15,100,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes are expected to continue for the foreseeable future and at a slightly higher rate each year. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

   Financial Condition

     The favorable cash flow from operations for the Company, as shown in the Consolidated Statement of Cash Flows, reflects the continuing growth of sales and earnings.

     The financial condition of the Company continued to be strong during 1994. Cash, cash equivalents and short-term investments totaled $301,808,000 at December 31, 1994, compared to $311,278,000 and $429,972,000 at December 31,
1993 and 1992, respectively. Short-term investments held by the Company are high quality, readily marketable instruments. Working capital totaled $704,763,000 at year-end 1994, compared to $652,436,000 and $770,412,000, at December 31, 1993
and 1992, respectively. In 1993, the reduction in cash, cash equivalents and short-term investments, and working capital was primarily attributable to the purchase of treasury shares in connection with the Company's authorized share repurchase program. Gross additions to property, plant and equipment were $103,019,000, $82,286,000 and $51,095,000 in 1994, 1993 and 1992, respectively, and are expected to approximate $105,000,000 in 1995.

     In December 1993, the Board of Directors approved a three-for-one stock split. The additional shares were distributed on January 19, 1994 to shareholders of record on December 28, 1993. All share and per share amounts in this report reflect this stock split.

     In September 1992, the Board of Directors authorized the repurchase of up to 7.5 million shares of the Company's common stock on the open market or through private transactions, as market and business conditions warrant. The reacquired shares will be available for use under the Company's employee benefit plans and for general corporate purposes. At December 31, 1994, approximately
4.9 million shares of common stock had been repurchased under this program.

     The Company anticipates that its growth and capital expenditure programs, and the above share repurchase plan will continue to be funded from internal sources.

     During 1994, the Company paid dividends to shareholders totaling $120,520,000, while $114,555,000 was paid in 1993 and $104,495,000 in 1992. In
January 1995, the cash dividend was increased 14.8% to an annual rate of $1.24 per share. This increase follows an increase of 8% in January 1994 and 10% in January 1993. The Company believes these increases in dividends to its shareholders can be made without limiting future growth and expansion.

     The Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation requires translation of the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates. The cumulative translation adjustment component of Shareholders' Equity at December 31, 1994 was $41,798,000 compared to $448,000 at December 31, 1993.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:
                                                                        Page No.
                                                                        --------
     Consolidated Statements of Income and Retained Earnings
       for the three years ended December 31, 1994 ...................     11
     Consolidated Balance Sheet--December 31, 1994 and 1993 ..........     12
     Consolidated Statement of Cash Flows for the three years ended
       December 31, 1994 .............................................     13
     Notes to Consolidated Financial Statements ......................     14
     Report of Independent Accountants ...............................     23

     Financial Statement Schedules:
     VIII--Valuation and Qualifying Accounts and Reserves for the
           three years ended December 31, 1994 .......................    S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                         QUARTERLY FINANCIAL DATA (Unaudited)
                                  (Dollars in thousands except per share amounts)

                                                                                             Net income
                     Net sales                Gross profit              Net income            per share
                 -----------------         -----------------         -----------------      ------------
Quarter          1994         1993         1994         1993         1994         1993      1994    1993
-------          ----         ----         ----         ----         ----         ----      ----    ----
First        $  323,537   $  309,144   $  157,917   $  150,049   $   58,941   $   56,227  $ 0.53  $ 0.49
Second          345,210      321,262      171,603      159,316       64,916       60,934    0.58    0.53
Third           341,684      298,650      165,119      143,828       58,906       49,636    0.53    0.44
Fourth          304,806      259,589      142,772      121,659       43,259       35,674    0.39    0.32
             ----------   ----------   ----------   ----------   ----------   ----------  ------  ------
             $1,315,237   $1,188,645   $  637,411   $  574,852   $  226,022   $  202,471  $ 2.03  $ 1.78
             ==========   ==========   ==========   ==========   ==========   ==========  ======  ======

     Per share amounts reflect three-for-one stock split distributed on January 19, 1994 to shareholders of record on December 28, 1993.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        Year Ended December 31,
                                                   ---------------------------------
                                                   1994           1993          1992
                                                   ----           ----          ----
                                            (Dollars in thousands except per share amounts)
CONSOLIDATED STATEMENT OF INCOME
 Net sales ................................   $ 1,315,237    $ 1,188,645    $ 1,126,446
                                              -----------    -----------    -----------
 Cost of goods sold .......................       677,826        613,793        582,018
 Research and development expenses ........        81,369         75,275         71,113
 Selling and administrative expenses ......       207,429        193,582        189,633
 Nonrecurring charge ......................          --             --           20,033
 Interest expense .........................        13,470         17,359         12,436
 Other (income) expense, net ..............       (25,213)       (35,132)       (30,288)
                                              -----------    -----------    -----------
                                                  954,881        864,877        844,945
                                              -----------    -----------    -----------
 Income before taxes on income ............       360,356        323,768        281,501
 Taxes on income ..........................       134,334        121,297        104,818
                                              -----------    -----------    -----------
 Income before accounting changes .........       226,022        202,471        176,683
 Accounting changes, net of tax ...........          --             --           (6,089)
                                              -----------    -----------    -----------
  NET INCOME ..............................   $   226,022    $   202,471    $   170,594
                                              ===========    ===========    ===========
EARNINGS PER SHARE:
 Income before accounting changes .........   $      2.03    $      1.78    $      1.53
 Accounting changes .......................          --             --            (0.05)
                                              -----------    -----------    -----------
  NET INCOME ..............................   $      2.03    $      1.78    $      1.48
                                              ===========    ===========    ===========
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
 At beginning of year .....................   $   860,640    $   774,140    $   710,931
 Net income ...............................       226,022        202,471        170,594
                                              -----------    -----------    -----------
                                                1,086,662        976,611        881,525
 Cash dividends declared ..................       124,815        115,971        107,385
                                              -----------    -----------    -----------
 At end of year ...........................   $   961,847    $   860,640    $   774,140
                                              ===========    ===========    ===========


See Notes to Consolidated Financial Statements

                                            CONSOLIDATED BALANCE SHEET
                                                      ASSETS

                                                                 December 31,
                                                             --------------------
                                                             1994            1993
                                                             ----            ----
                                                            (Dollars in thousands)
CURRENT ASSETS:
   Cash and cash equivalents ........................   $   230,581    $   187,205
   Short-term investments ...........................        71,227        124,073
   Receivables:
    Trade ...........................................       228,434        203,088
    Allowance for doubtful accounts..................        (7,448)        (6,314)
    Other ...........................................        28,259         24,851
   Inventories ......................................       362,105        302,926
   Prepaid and deferred charges .....................        51,328         43,194
                                                        -----------    -----------
    Total Current Assets ............................       964,486        879,023
PROPERTY, PLANT AND EQUIPMENT .......................       405,730        323,417
OTHER ASSETS ........................................        29,509         22,817
                                                        -----------    -----------
Total Assets ........................................   $ 1,399,725    $ 1,225,257
                                                        ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank loans .......................................   $     9,740    $    30,937
   Accounts payable .................................        56,861         43,771
   Accrued payrolls and bonuses .....................        15,386         11,749
   Dividends payable ................................        34,554         30,259
   Income taxes .....................................        70,505         45,512
   Other current liabilities ........................        72,677         64,359
                                                        -----------    -----------
    Total Current Liabilities .......................       259,723        226,587
                                                        -----------    -----------
OTHER LIABILITIES:
   Long-term debt ...................................        14,342           --
   Deferred income taxes ............................        14,350         11,099
   Retirement and other liabilities .................       103,231         95,702
                                                        -----------    -----------
    Total Other Liabilities .........................       131,923        106,801
                                                        -----------    -----------
SHAREHOLDERS' EQUITY:
   Common  stock  12 1/2 [cent] par value; authorized
     500,000,000 shares; issued 115,761,840 shares
     in 1994 and 115,761,240 shares in 1993 .........        14,470         14,470
   Capital in excess of par value ...................       146,022        150,114
   Retained earnings ................................       961,847        860,640
   Cumulative translation adjustment ................        41,798            448
                                                        -----------    -----------
                                                          1,164,137      1,025,672
   Treasury stock, at cost--4,297,540 shares in
    1994 and 3,701,259 shares in 1993 ...............      (156,058)      (133,803)
                                                        -----------    -----------
    Total Shareholders' Equity ......................     1,008,079        891,869
                                                        -----------    -----------
Total Liabilities and Shareholders' Equity ..........   $ 1,399,725    $ 1,225,257
                                                        ===========    ===========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                     ------------------------------
                                                                     1994         1993         1992
                                                                     ----         ----         ----
                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................   $ 226,022    $ 202,471    $ 170,594
  Adjustments to reconcile to net cash provided by operations:
    Depreciation ..............................................      36,358       35,067       34,023
    Accounting changes, net of tax ............................        --           --          6,089
    Nonrecurring charge .......................................        --           --         20,033
    Deferred income taxes .....................................      (3,809)         615        4,933
    Changes in assets and liabilities:
      Current receivables .....................................     (14,040)     (36,614)     (19,248)
      Inventories .............................................     (45,950)     (17,144)     (18,711)
      Current payables ........................................      47,669       24,933       16,253
      Other, net ..............................................      (6,719)      (3,042)     (10,385)
                                                                  ---------    ---------    ---------
Net cash provided by operations ...............................     239,531      206,286      203,581
                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales/maturities of short-term
    investments ...............................................     165,387      305,574      320,991
  Purchases of short-term investments .........................    (111,763)    (215,789)    (271,055)
  Additions to property, plant and equipment, net of
    minor disposals ...........................................    (101,135)     (81,134)     (49,446)
                                                                  ---------    ---------    ---------
Net cash provided by (used in) investing activities ...........     (47,511)       8,651          490
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid to shareholders ........................    (120,520)    (114,555)    (104,495)
  Increase (decrease) in bank loans ..........................     (24,791)      18,029       (1,135)
  Increase in long-term debt .................................      13,392         --           --
  Proceeds from issuance of stock under stock option plans ...       5,622        3,722        5,229
  Purchase of treasury stock .................................     (32,433)    (125,734)     (17,939)
                                                                  ---------    ---------    ---------
Net cash used in financing activities .........................    (158,730)    (218,538)    (118,340)
                                                                  ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents ..      10,086      (19,992)      (8,908)
                                                                  ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS .......................      43,376      (23,593)      76,823
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................     187,205      210,798      133,975
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................   $ 230,581    $ 187,205    $ 210,798
                                                                  =========    =========    =========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries.

Currency Translation

     The assets and liabilities of non-U.S. subsidiaries which operate in a local currency environment are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Accumulated translation adjustments are shown as a separate component of shareholders' equity.

     For those subsidiaries which operate in U.S. dollars, or which operate in a highly inflationary environment, inventory and property, plant and equipment are translated using the approximate exchange rates at the time of acquisition. All other assets and liabilities are translated at year-end exchange rates. Except for inventories charged to cost of goods sold and depreciation, which are remeasured for historical rates of exchange, all income and expense items are translated at average exchange rates during the year. Gains and losses as a result of remeasurements are included in income.

Cash Equivalents

     Highly liquid investments with maturities of three months or less at date of purchase are considered to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost (generally on an average basis) or market.

Property, Plant and Equipment

     Depreciation is calculated on a straight-line basis over the estimated useful lives for substantially all properties. When properties are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and the resultant gain or loss is included in income.

Income Taxes

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from dividend distributions by subsidiary companies to the parent company are provided to the extent such dividends are anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies which are intended to be permanently invested in such subsidiaries.

Retirement Benefits

     Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from improvements in these plans are amortized over periods ranging from 10 to 20 years.

Financial Instruments

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Net Income Per Share

     Net income per share is based on the weighted average number of shares outstanding. The number of shares used in the computations were 111,527,000, 113,925,000 and 115,454,000 in 1994, 1993 and 1992, respectively.

NOTE 2. NONRECURRING CHARGE

     In 1992, the Company undertook a plan to achieve significant cost savings by consolidating its European production of aroma chemicals in two plants, instead of the then existing three. This action resulted in a charge to earnings of $20,033,000 ($13,021,000 after tax) in that year. The provision included the writedown of affected property, plant and equipment to their estimated net realizable values and the accrual of estimated severance and other costs associated with the plan. The consolidation of such production facilities was completed in 1994.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the classification, accounting and reporting of investments in equity securities which have readily determinable market values, and for all investments in debt securities. The effect of adopting this standard was not material.

     At December 31, 1994, marketable securities totaling $124,654,000 were available for sale and recorded at fair value which approximated cost. At December 31, 1993, marketable securities totaling $147,023,000 were recorded at cost which approximated fair value. Realized gains and losses on the sale of marketable securities were not material.

NOTE 4. INVENTORIES
                                                             December 31,
                                                      ------------------------
                                                      1994                1993
                                                      ----                ----
                                                        (Dollars in thousands)

Raw materials ..........................            $211,071            $175,269
Work in process ........................              25,600              26,902
Finished goods .........................             125,434             100,755
                                                    --------            --------
                                                    $362,105            $302,926
                                                    ========            ========


NOTE 5. PROPERTY, PLANT AND EQUIPMENT
                                                              December 31,
                                                         ---------------------
                                                         1994             1993
                                                         ----             ----
                                                        (Dollars in thousands)

Land .........................................         $ 35,678         $ 27,570
Buildings and improvements ...................          231,016          207,338
Machinery and equipment ......................          397,845          339,390
Construction in progress .....................           72,373           36,331
                                                       --------         --------
                                                        736,912          610,629
Accumulated depreciation .....................          331,182          287,212
                                                       --------         --------
                                                       $405,730         $323,417
                                                       ========         ========

NOTE 6. BORROWINGS

     Bank loans (all foreign) averaged $15,937,000 in 1994, $15,294,000 in 1993 and $16,430,000 in 1992. The highest levels were $28,677,000 in 1994,
$30,937,000 in 1993 and $20,367,000 in 1992. The 1994 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 92% and the average rate on loans outstanding at December 31, 1994 was 16%. These rates compare to 129% and 94%, respectively, in 1993, and 78% and 107%, respectively, in 1992. In 1994, as in prior years, the interest rates were substantially affected by very high rates in hyperinflationary countries, principally Brazil, where local borrowing is used as a hedge against devaluations. Excluding these countries, the 1994 weighted average annual interest rate would have been 6% and the average rate on loans outstanding at December 31 would have been 7%.

     Long-term debt (all foreign) consists of various loans from financial institutions, with interest rates ranging between 3.5% to 4.0%, and with terms of between five and fifteen years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1994 are $2,391,000 annually in 1995 through 1998, and $1,494,000 in 1999. At December 31, 1994, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $13,743,000 in 1994, $17,661,000 in 1993 and $12,719,000 in 1992.

     At December 31, 1994, the Company and its subsidiaries had available unused lines of bank credit aggregating approximately $57,000,000.

NOTE 7. INCOME TAXES

                                              1994          1993          1992
                                              ----          ----          ----
                                                   (Dollars in thousands)

U.S. income before taxes .............      $ 98,122      $ 86,428      $ 77,934
Foreign income before taxes ..........       262,234       237,340       203,567
                                            --------      --------      --------
Total income before taxes ............      $360,356      $323,768      $281,501
                                            ========      ========      ========

     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                          1994            1993            1992
                                          ----            ----            ----
                                                (Dollars in thousands)
Current
 Federal .......................      $  40,737       $  34,386       $  32,919
 State and local ...............          7,155           7,504           5,541
 Foreign .......................         90,251          78,792          61,425
                                      ---------       ---------       ---------
                                        138,143         120,682          99,885
                                      ---------       ---------       ---------
Deferred
 Federal .......................         (4,063)           (926)         (3,696)
 State and local ...............           (304)           (733)           (391)
 Foreign .......................            558           2,274           9,020
                                      ---------       ---------       ---------
                                         (3,809)            615           4,933
                                      ---------       ---------       ---------
  Total income taxes ...........      $ 134,334       $ 121,297       $ 104,818
                                      =========       =========       =========


     Effective January 1, 1992, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). This statement required the Company to change its method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement bases. The effect of adopting FAS 109 was a tax benefit of $12,060,000.

     At December 31, 1994 and 1993, gross deferred tax assets were $52,600,000 and $44,800,000, respectively; gross deferred tax liabilities were $36,600,000 and $34,700,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:

                                                        1994             1993
                                                        ----             ----
                                                        (Dollars in thousands)
Employee and retiree benefits ..............         $ 27,000          $ 26,300
Inventory ..................................           10,300             5,300
Property, plant and equipment ..............          (20,400)          (20,200)
Other, net .................................             (900)           (1,300)
                                                     --------          --------
                                                     $ 16,000          $ 10,100
                                                     ========          ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                             1994         1993         1992
                                             ----         ----         ----
Statutory tax rate ......................    35.0%        35.0%        34.0%
Difference in effective tax rate on
 foreign earnings and remittances .......     1.4          1.7          2.6
State and local taxes ...................     1.2          1.4          1.2
Other, net ..............................    (0.3)        (0.6)        (0.6)
                                             ----         ----         ----
Effective tax rate ......................    37.3%        37.5%        37.2%
                                             ====         ====         ====

     Income taxes paid were $107,347,000 in 1994, $110,789,000 in 1993 and
$102,917,000 in 1992.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $528,000,000 at December 31, 1994. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

NOTE 8. SHAREHOLDERS' EQUITY

     On December 14, 1993, the Board of Directors approved a three-for-one stock split. The certificates representing the additional shares were distributed on January 19, 1994 to shareholders of record on December 28, 1993. The issuance of the additional shares resulted in a transfer of $9,647,000 from Capital in excess of par value to Common stock. All per share amounts for the current and prior periods presented in these financial statements reflect this stock split.

     In 1992, 132,973 shares and 183,830 shares of common stock were newly issued under the Company's stock plans and in connection with a business acquisition, respectively. In 1994, 600 shares of common stock were newly issued under the Company's stock plans.

     The following table shows treasury shares acquired and, as appropriate, the use of treasury shares for stock plans.

                                                    Number              Amount
                                                      of                 (in
                                                    Shares            thousands)
                                                    ------            ---------
Balance January 1, 1992 ................            104,804          $    9,443
Acquisitions ...........................            174,664              18,932
Used for stock plans ...................           (113,784)            (10,416)
                                                  ---------          ----------
Balance December 31, 1992 ..............            165,684              17,959
Acquisitions ...........................          1,163,082             126,128
Used for stock plans ...................            (95,013)            (10,284)
Three-for-one stock split ..............          2,467,506                --
                                                  ---------          ----------
Balance December 31, 1993 ..............          3,701,259             133,803
Acquisitions ...........................            888,583              32,920
Used for stock plans ...................           (292,302)            (10,665)
                                                  ---------          ----------
Balance December 31, 1994 ..............          4,297,540          $  156,058
                                                  =========          ==========

     Transactions in newly issued shares and treasury shares resulted in a net credit to Capital in excess of par value of $6,062,000 in 1992, and net charges of $5,822,000 and $4,092,000 in 1993 and 1994, respectively.

     Changes in the cumulative translation adjustment were (in thousands):

          Balance January 1, 1992 ........................             $ 94,269
          Translation adjustments ........................              (43,793)
                                                                       --------
          Balance December 31, 1992 ......................               50,476
          Translation adjustments ........................              (50,028)
                                                                       --------
          Balance December 31, 1993 ......................                  448
          Translation adjustments ........................               41,350
                                                                       --------
          Balance December 31, 1994 ......................             $ 41,798
                                                                       ========

     On February 13, 1990, the Company adopted a shareholder protection rights agreement (the "Rights Agreement") and declared a dividend of one right on each share of common stock outstanding on February 28, 1990 or issued thereafter.

     Until a person or group acquires 20% or more of the Company's common stock or commences a tender offer that will result in such person or group owning 20% or more, the rights will be evidenced by the common stock certificates, will automatically trade with the common stock and will not be exercisable. Thereafter, separate rights certificates will be distributed and each right will entitle its holder to purchase one share of common stock for an exercise price of $66.67.

     If any person or group acquires 20% or more of the Company's common stock, then 10 business days thereafter (the "Flip-in Date") each right (other than rights beneficially owned by holders of 20% or more of the common stock or transferees thereof, which rights become void) will entitle its holder to purchase, for the exercise price, a number of shares of common stock having a market value of twice the exercise price.

     If the Company is involved in a merger or sells more than 50% of its assets or earning power, each right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the acquiring company having a market value of twice the exercise price. If any person or group acquires between 20% and 50% of common stock, the Company's Board of Directors may, at its option, exchange one share of common stock for each right. The rights may by redeemed by the Board of Directors for $0.0033 per right prior to the Flip-in Date. The rights will expire on February 28, 2000, unless previously redeemed by the Board in accordance with the terms of the Rights Agreement.

     Dividends paid per share were $1.08, $1.00 and $.91 in 1994, 1993 and 1992, respectively.

NOTE 9. STOCK OPTIONS

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     Stock option transactions were:

                                                Shares of Common Stock
                                             ----------------------------
                                              Available            Under
                                             for Option            Option
                                             ----------            ------
Balance January 1, 1992 ................      1,451,721           1,805,583
Granted ................................       (615,300)            615,300
Exercised ..............................           --              (440,271)
Terminated .............................         20,814             (20,814)
Lapsed .................................           --               (15,000)
Increase under 1992 Plan ...............      2,250,000                --
                                              ---------           ---------
Balance December 31, 1992 ..............      3,107,235           1,944,798
Granted ................................       (780,000)            780,000
Exercised ..............................           --              (225,039)
Terminated .............................         40,104             (40,104)
                                              ---------           ---------
Balance December 31, 1993 ..............      2,367,339           2,459,655
Granted ................................       (790,500)            790,500
Exercised ..............................           --              (292,302)
Terminated .............................         51,149             (51,149)
Lapsed .................................        (18,621)               --
                                              ---------           ---------
Balance December 31, 1994 ..............      1,609,367           2,906,704
                                              =========           =========

     During 1994, options to purchase common stock were granted at prices ranging from $36.00 to $47.00 per share. At December 31, 1994, the price range for shares under option was $9.00 to $47.00; options for 964,410 shares were exercisable at that date. During 1994, shares of common stock under option were exercised at prices ranging from $8.50 to $35.50.

     Except for certain options granted to foreign employees which can be exercised immediately, options generally become exercisable no earlier than two years from the date of grant. All options expire ten years after date of grant.

NOTE 10. INTERNATIONAL OPERATIONS


                                                              1994 (Dollars in thousands)
                                       -----------------------------------------------------------------
                                          United       Western       Other
                                          States       Europe       Foreign   Eliminations  Consolidated
                                          ------       -------      -------   ------------  ------------
Sales to unaffiliated customers.....   $   428,156   $  537,258   $  349,823   $     --      $1,315,237
Transfers between areas ............        69,969       76,442       10,488     (156,899)         --
                                       -----------   ----------   ----------   ----------    ----------
     Total sales ...................   $   498,125   $  613,700   $  360,311   $ (156,899)   $1,315,237
                                       ===========   ==========   ==========   ==========    ==========
Operating profit ...................   $   105,903   $  167,483   $   83,554   $   (2,515)   $  354,425
                                       ===========   ==========   ==========   ==========
Unallocated expenses ...............                                                             (5,812)
Interest expense ...................                                                            (13,470)
Other income (expense), net ........                                                             25,213
                                                                                             ----------
Income before taxes on income ......                                                         $  360,356
                                                                                             ==========
Identifiable assets ................   $   428,539   $  423,807   $  286,724   $  (31,984)   $1,107,086
                                       ===========   ==========   ==========   ==========
Unallocated assets .................                                                            292,639
                                                                                             ----------
     Total assets ..................                                                         $1,399,725
                                                                                             ==========


                                                              1993 (Dollars in thousands)
                                       -----------------------------------------------------------------
                                          United       Western       Other
                                          States       Europe       Foreign   Eliminations  Consolidated
                                          ------       -------      -------   ------------  ------------
Sales to unaffiliated customers.....   $   386,639   $  491,359   $  310,647   $     --      $1,188,645
Transfers between areas ............        66,494       61,031        7,902     (135,427)         --
                                       -----------   ----------   ----------   ----------    ----------
     Total sales ...................   $   453,133   $  552,390   $  318,549   $ (135,427)   $1,188,645
                                       ===========   ==========   ==========   ==========    ==========
Operating profit ...................   $    97,519   $  148,769   $   67,286   $   (2,418)   $  311,156
                                       ===========   ==========   ==========   ==========
Unallocated expenses ...............                                                             (5,161)
Interest expense ...................                                                            (17,359)
Other income (expense), net ........                                                             35,132
                                                                                             ----------
     Income before taxes on income .                                                         $  323,768
                                                                                             ==========
Identifiable assets ................   $   362,630   $  371,963   $  241,321   $  (55,111)   $  920,803
                                       ===========   ==========   ==========   ==========
Unallocated assets .................                                                            304,454
                                                                                             ----------
     Total assets ..................                                                         $1,225,257
                                                                                             ==========


                                                              1992 (Dollars in thousands)
                                       -----------------------------------------------------------------
                                          United       Western       Other
                                          States       Europe       Foreign   Eliminations  Consolidated
                                          ------       -------      -------   ------------  ------------
Sales to unaffiliated customers.....   $   349,994   $  506,118   $  270,334   $     --      $1,126,446
Transfers between areas ............        54,641       61,281        4,069     (119,991)         --
                                       -----------   ----------   ----------   ----------    ----------
     Total sales ...................   $   404,635   $  567,399   $  274,403   $ (119,991)   $1,126,446
                                       ===========   ==========   ==========   ==========    ==========
Operating profit ...................   $    84,549   $  129,946   $   56,608   $   (2,957)   $  268,146
                                       ===========   ==========   ==========   ==========
Unallocated expenses ...............                                                             (4,497)
Interest expense ...................                                                            (12,436)
Other income (expense), net ........                                                             30,288
                                                                                             ----------
     Income before taxes on income .                                                         $  281,501
                                                                                             ==========
Identifiable assets ................   $   322,487   $  357,851   $  191,399   $  (27,833)   $  843,904
                                       ===========   ==========   ==========   ==========
Unallocated assets .................                                                            423,690
                                                                                             ----------
     Total assets ..................                                                         $1,267,594
                                                                                             ==========

     Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. Unallocated assets are principally cash and short-term investments. Net foreign exchange gains of $13,543,000 in 1994, $15,197,000 in 1993 and $6,822,000 in 1992 are included in Other income (expense), net. Worldwide sales to the Company's largest customer amounted to $172,824,000 in 1994, $147,983,000 in 1993 and $150,400,000 in 1992.

     In 1992, operating profit (Western Europe and Consolidated) reflects the nonrecurring charge of $20,033,000 for consolidation of European aroma chemical production.

NOTE 11. RETIREMENT BENEFITS

     The Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

     Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets, both for the U.S. and non-U.S. plans, consist primarily of equity securities and corporate and government fixed income securities.

     Substantially all pension benefit costs are funded as accrued; however, such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by balance sheet accruals. Contributions to defined contribution plans are mainly determined as a percentage of profits.

     Pension expense included the following components:

                                                      U.S. Plans               Non-U.S. Plans
                                                ----------------------     ----------------------
                                                1994     1993     1992     1994     1993     1992
                                                ----     ----     ----     ----     ----     ----
                                                              (Dollars in thousands)

Service cost for benefits earned ............  $4,784  $3,915    $3,569   $4,078   $3,654   $3,363
Interest cost on projected benefit
 obligation .................................   8,210   7,654     6,909    8,658    7,681    7,743
Actual return on plan assets ................     676  (7,888)   (5,034)  (8,576)  (7,616)  (8,064)
Net amortization and deferrals ..............  (9,982)   (409)   (2,489)     261      266      292
                                               ------    ----    ------   ------   ------   ------
Defined benefit plans .......................   3,688   3,272     2,955    4,421    3,985    3,334
Defined contribution and other
 retirement plans ...........................   2,165   2,049     1,950    2,761    2,831    3,530
                                               ------  ------    ------   ------   ------   ------
  Total pension expense .....................  $5,853  $5,321    $4,905   $7,182   $6,816   $6,864
                                               ======  ======    ======   ======   ======   ======

     The funded status of pension plans at December 31 was:


                                                       U.S. Plans            Non-U.S. Plans
                                                    ----------------        ---------------
                                                    1994        1993        1994       1993
                                                    ----        ----        ----       ----
                                                             (Dollars in thousands)
Actuarial present value of benefit obligation:
  Vested benefit obligation .................... $ 88,900    $ 84,785    $ 83,206    $ 70,190
  Non-vested benefit obligation ................    4,685       4,727       6,243       4,998
                                                 --------    --------    --------    --------
  Accumulated benefit obligation ............... $ 93,585    $ 89,512    $ 89,449    $ 75,188
                                                 ========    ========    ========    ========
Projected benefit obligation ................... $115,091    $112,521    $124,235    $105,338
Plan assets at fair value ......................  119,806     118,212     116,450     102,882
                                                 --------    --------    --------    --------
Plan assets in excess of (less than) projected
 benefit obligation ............................    4,715       5,691      (7,785)     (2,456)
Unrecognized net loss ..........................    7,439       4,695       2,263         211
Remaining balance of unrecognized net (asset)
 liability established at adoption of FAS 87 ...   (4,900)     (5,338)      2,602       2,503
                                                 --------    --------    --------    --------
  Net pension asset (liability) ................ $  7,254    $  5,048    $ (2,920)   $    258
                                                 ========    ========    ========    ========

     Principal actuarial assumptions used to determine the above data were:

                                                        U.S. Plans         Non-U.S. Plans
                                                      -------------       ----------------
                                                      1994     1993       1994       1993
                                                      ----     ----       ----       ----
Discount rate ....................................    7.5%     7.0%    5.0%-8.0%   5.0%-9.0%
Weighted average rate of compensation increase ...    4.5%     4.5%    3.0%-6.0%   3.0%-7.0%
Long-term rate of return on plan assets ..........    8.0%     8.0%    5.0%-8.0%   6.0%-9.0%


     In addition to pension benefits, certain health care and life insurance benefits are provided to all United States employees upon retirement from the Company. Such coverage is provided through insurance plans with premiums based on benefits paid. The Company does not generally provide health care and life insurance coverage for retired employees of foreign subsidiaries; however, such benefits are provided in most foreign countries by government-sponsored plans, and the cost of these programs is not significant to the Company.

     Effective January 1, 1992, the Company adopted, on the immediate recognition basis, Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106). This statement requires that the cost of such benefits, which are primarily health care, be recognized in the financial statements on the accrual basis, over an employee's required service period. Previously, the Company recognized the cost of such benefits when paid. The adoption of FAS 106 resulted in a pretax charge of $29,632,000 ($18,149,000 after tax) representing the cumulative transition effect of adopting this standard.

     Expense recognized under FAS 106 included the following components:

                                           1994       1993      1992
                                           ----       ----      ----
                                            (Dollars in thousands)

Service cost for benefits earned ......   $1,189    $  914     $  898
Interest on benefit obligation ........    3,110     2,636      2,370
                                          ------    ------     ------
  Total benefit expense ...............   $4,299    $3,550     $3,268
                                          ======    ======     ======

     The components of the benefit obligation of the U.S. plan, included in Retirement and other liabilities, at December 31 were:

                                                1994        1993
                                                ----        ----
                                             (Dollars in thousands)

Retirees ..................................   $18,128     $17,831
Active employees eligible to retire .......     7,869       8,259
Other active employees ....................    14,277      14,545
                                              -------     -------
Accumulated benefit obligation ............    40,274      40,635
Unrecognized net loss .....................    (4,276)     (6,257)
                                              -------     -------
  Net benefit liability ...................   $35,998     $34,378
                                              =======     =======

     Principal actuarial assumptions used to determine the FAS 106 data were:

                                                                 1994       1993
                                                                 ----       ----
Discount rate ...............................................    8.0%       7.5%
Initial medical cost trend rate .............................   10.5%      11.3%
Ultimate medical cost trend rate ............................    5.0%       5.0%
Medical cost trend rate decreases to ultimate rate in year ..    2002       2002

     The effect of a one percent increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation by approximately $5,200,000; the annual service and interest cost would not be materially affected.

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company sometimes uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1994 and 1993, the value of outstanding forward exchange contracts was not material.

     The Company has no significant concentrations of risk in financial instruments. Temporary cash investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate, and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because of the large number of customers spread across many industries and geographic areas.


NOTE 13. CONTINGENT LIABILITIES

     There are various lawsuits and claims pending against the Company. Management believes that any liability resulting from those actions or claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of International Flavors & Fragrances
 Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 10 present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 7 and 11 to the financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions in 1992.

Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York 10036
February 1, 1995

Item 9. Disagreements on Accounting and Financial Disclosure.

     None.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) See Item 8 on page 10.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

     (c) Exhibits.

  Number
  ------
    3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated February 13, 1990.


    4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4 to Registrant's Report on Form 10-Q dated May 14, 1990.

    4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989.

    9     Not applicable.

   10(a) Agreement dated as of January 1, 1992 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1991.

   10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 28(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1988.


   10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1990.

   10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989.

   10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1986.

   10(f) Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 13, 1971.

   10(g) Amendments to the Registrant's Management Incentive Compensation Plan, adopted February 6, 1973, incorporated by reference to Exhibit 11(v) to the Registrant Statement of the Registrant (Reg. No. 2-47516).

   10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A to the Proxy Statement of Registrant dated April 3, 1990.

   10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10-A to Registrant's Report on Form 10-Q dated November 12, 1981.

   Number
  -------

   10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995.

   11     Not applicable.

   12     Not applicable.

   13     Not applicable.

   16     Not applicable.

   18     Not applicable.

   21     List of Principal Subsidiaries. See page E-1 of this Form 10-K.

   22     Not applicable.

   23     Consent of Price Waterhouse LLP. See page 27 of this Form 10-K.

   24 Powers of Attorney authorizing George Rowe, Jr. and Stephen A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

   27     Financial Data Schedule (EDGAR version only).

   28     Not applicable.

   99     None.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    International Flavors & Fragrances Inc.
                                                (Registrant)


                                          By    /s/ THOMAS H. HOPPELL
                                            -------------------------------
                                                  Thomas H. Hoppel
                                             Vice-President and Treasurer


Dated: March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer:

           Eugene P. Grisanti
   President and Chairman of the Board

Principal Financial and Accounting Officer:

           Thomas H. Hoppel
Vice-President, Treasurer and Director      By  /s/ STEPHEN A. BLOCK
                                              -----------------------------
                                                    Stephen A. Block
                                                    Attorney-in-fact

Directors:

         Margaret Hayes Adame
         Robin Chandler Duke
          Richard M. Furlaud                         March 30, 1995
         Hugh R. Kirkpatrick
           Herbert G. Reid
           George Rowe, Jr.
       Stanley M. Rumbough, Jr.
        Henry P. van Ameringen
        Hendrik C. van Baaren
       William D. Van Dyke, III

     Original powers of attorney authorizing George Rowe, Jr. and Stephen A. Block, and each of them, to sign this report on behalf of certain directors and officers of the Registrant have been filed with the Securities and Exchange Commission.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-23513) of our report dated February 1, 1995 appearing on page 23 of International Flavors & Fragrances Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994. We also consent to the references to us under the headings "Experts" and "Selected Financial Data" in such Prospectus. However, it should be noted that Price Waterhouse LLP has not prepared or certified such "Selected Financial Data".


Price Waterhouse LLP
1177 Avenue of the Americas
New York, New York 10036
March 30, 1995

                                                                   SCHEDULE VIII


            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In thousands of dollars)


                      For the Year Ended December 31, 1994



                                                            Additions                     Trans-
                                            Balance at     charged to                     lation        Balance
                                            beginning      costs and       Accounts       adjust-       at end
                                            of period       expenses      written off      ments       of period
                                           -----------    -----------     -----------     -------      ---------
Allowance for doubtful accounts ........    $6,314          $1,599           $724           $259         $7,448
                                            ======          ======           ====           ====         ======



                      For the Year Ended December 31, 1993


                                                            Additions                     Trans-
                                            Balance at     charged to                     lation        Balance
                                            beginning      costs and       Accounts       adjust-       at end
                                            of period       expenses      written off      ments       of period
                                           -----------    -----------     -----------     -------      ---------
Allowance for doubtful accounts ........     $6,105          $768            $280           $(279)       $6,314
                                             ======          ====            ====           =====        ======



                      For the Year Ended December 31, 1992


                                                            Additions                     Trans-
                                            Balance at     charged to                     lation        Balance
                                            beginning      costs and       Accounts       adjust-       at end
                                            of period       expenses      written off      ments       of period
                                           -----------    -----------     -----------     -------      ---------
Allowance for doubtful accounts ........     $6,322          $257            $173           $(301)       $6,105
                                             ======          ====            ====           =====        ======


                                                                      EXHIBIT 21

                  LIST OF REGISTRANT'S PRINCIPAL SUBSIDIARIES

     There is furnished below a list of the principal subsidiaries of Registrant. All the voting stock of each subsidiary, other than directors' qualifying shares, if any, is wholly owned by Registrant or a subsidiary of Registrant, except that International Flavors & Fragrances I.F.F. (France) S.a.r.l. is owned 70% by International Flavors & Fragrances I.F.F. (Nederland) B.V. and 30% by Registrant, I.F.F. Essencias e Fragrancias Ltda. is owned 63% by Registrant and 37% by International Flavors & Fragrances I.F.F. (Nederland) B.V., and International Flavours & Fragrances I.F.F. (Great Britain) Ltd. is owned 49% by International Flavors & Fragrances I.F.F. (Nederland) B.V. and 51% by Aromatics Holdings Limited.


                                                                                             Organized under
                                     NAME OF COMPANY                                             laws of
                                     ---------------                                         ----------------
International Flavors & Fragrances Inc. ..............................................         New York
  International Flavors & Fragrances I.F.F. (Nederland) B.V. .........................         The Netherlands
    Aromatics Holdings Limited .......................................................         Ireland
      IFF-Benicarlo, S.A. ............................................................         Spain
      Irish Flavours and Fragrances Limited ..........................................         Ireland
      International Flavours & Fragrances I.F.F. (Great Britain) Ltd. ................         England
      International Flavors & Fragrances I.F.F. (Italia) S.r.l. ......................         Italy
   International Flavors & Fragrances I.F.F. (Deutschland)
    G.m.b.H. .........................................................................         Germany
   International Flavors & Fragrances I.F.F. (Switzerland) A.G. ......................         Switzerland
   International Flavors & Fragrances I.F.F. (France) S.a.r.l. .......................         France
International Flavors & Fragrances S.A.C.I. ..........................................         Argentina
I.F.F. Essencias e Fragrancias Ltda. .................................................         Brazil
International Flavours & Fragrances (Australia) Pty. Ltd. ............................         Australia
International Flavors & Fragrances (Canada) Ltd. .....................................         Canada
International Flavours & Fragrances (Far East) Ltd. ..................................         Hong Kong
  International Flavors & Fragrances (Japan) Ltd. ....................................         Japan
P.T. Essence Indonesia ...............................................................         Indonesia
International Flavors & Fragrances (Mexico) S.A. de C.V. .............................         Mexico
International Flavors & Fragrances (Philippines) Inc. ................................         Philippines
International Flavors & Fragrances I.F.F. (Espana) S.A. ..............................         Spain
ALVA Insurance Limited ...............................................................         Bermuda
IFF Concentrates Inc. ................................................................         Oregon
Auro Tech, Inc. ......................................................................         Wisconsin


                                 EXHIBIT INDEX

  Number
  ------
    3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated February 13, 1990.


    4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4 to Registrant's Report on Form 10-Q dated May 14, 1990.

    4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

    4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989.

    9     Not applicable.

   10(a) Agreement dated as of January 1, 1992 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1991.

   10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 28(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1988.


   10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1990.

   10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989.

   10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1986.

   10(f) Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated April 13, 1971.

   10(g) Amendments to the Registrant's Management Incentive Compensation Plan, adopted February 6, 1973, incorporated by reference to Exhibit 11(v) to the Registrant Statement of the Registrant (Reg. No. 2-47516).

   10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A to the Proxy Statement of Registrant dated April 3, 1990.

   10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10-A to Registrant's Report on Form 10-Q dated November 12, 1981.

   Number
  -------

   10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995.

   11     Not applicable.

   12     Not applicable.

   13     Not applicable.

   16     Not applicable.

   18     Not applicable.

   21     List of Principal Subsidiaries. See page E-1 of this Form 10-K.

   22     Not applicable.

   23     Consent of Price Waterhouse LLP. See page 27 of this Form 10-K.

   24 Powers of Attorney authorizing George Rowe, Jr. and Stephen A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

   27     Financial Data Schedule (EDGAR version only).

   28     Not applicable.

   99     None.