Form 10-Q
period 1995-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1995-05-12
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1995 Commission file number 1-4858



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


                  New York                                    13-1432060
- ---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation               (IRS Employer
              or organization)                           Identification No.)

   521 West 57th Street, New York, N.Y.                       10019-2905
- ---------------------------------------------        ---------------------------
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code  (212) 765-5500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes    X                 No
                     ---------               ----------

Number of shares outstanding as of May 9,1995: 111,576,729

                        PART. I FINANCIAL INFORMATION                         1

Item 1. Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                      3/31/95         12/31/94
                                                     ----------      ----------
Assets
Current Assets:
  Cash & Cash Equivalents .......................    $  219,652      $  230,581
  Short-term Investments ........................        78,877          71,227
  Trade Receivables .............................       290,603         228,434
  Allowances For Doubtful Accounts ..............        (7,983)         (7,448)

  Inventories: Raw Materials ....................       234,953         211,071
               Work in Process ..................        27,964          25,600
               Finished Goods ...................       133,424         125,434
                                                     ----------      ----------
               Total Inventories ................       396,341         362,105
  Other Current Assets ..........................        82,558          79,587
                                                     ----------      ----------
  Total Current Assets ..........................     1,060,048         964,486
                                                     ----------      ----------
Property, Plant & Equipment, At Cost ............       785,516         736,912
Accumulated Depreciation ........................      (354,126)       (331,182)
                                                     ----------      ----------
                                                        431,390         405,730
Other Assets ....................................        28,203          29,509
                                                     ----------      ----------
Total Assets ....................................    $1,519,641      $1,399,725
                                                     ==========      ==========


Liabilities and Shareholders' Equity
Current Liabilities:
  Bank Loans ....................................    $   11,021      $    9,740
  Accounts Payable--Trade .......................        69,874          56,861
  Dividends Payable .............................        34,603          34,554
  Income Taxes ..................................        85,232          70,505
  Other Current Liabilities .....................        91,865          88,063
                                                     ----------      ----------
  Total Current Liabilities .....................       292,595         259,723
                                                     ----------      ----------
Other Liabilities:
  Deferred Income Taxes .........................        10,294          14,350
  Long-term Debt ................................        15,102          14,342
  Other .........................................       106,328         103,231
                                                     ----------      ----------
Total Other Liabilities .........................       131,724         131,923
                                                     ----------      ----------
Shareholders' Equity:
  Common Stock (115,761,840 shares
    issued in '95 and in '94) ...................        14,470          14,470
  Capital in Excess of Par Value ................       144,225         146,022
  Retained Earnings .............................       997,200         961,847
  Cumulative Translation Adjustment .............        89,720          41,798
                                                     ----------      ----------
                                                      1,245,615       1,164,137
  Treasury Stock, at cost--4,138,785 shares
    in '95 and 4,297,540 in '94 .................      (150,293)       (156,058)
                                                     ----------      ----------
  Total Shareholders' Equity ....................     1,095,322       1,008,079
                                                     ----------      ----------
Total Liabilities and Shareholders' Equity ......    $1,519,641      $1,399,725
                                                     ==========      ==========


                 See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.                   2

                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)


                                                          3 Months Ended 3/31
                                                     --------------------------
                                                        1995            1994
                                                     ----------      ----------
Net Sales .......................................    $  373,594      $  323,537
                                                     ----------      ----------
Cost of Goods Sold ..............................       190,784         165,620
Research and Development Expenses ...............        22,141          19,353
Selling and Administrative Expenses .............        53,562          48,845
Interest Expense ................................           565           6,165
Other (Income) Expense, Net .....................        (4,500)        (10,454)
                                                     ----------      ----------
                                                        262,552         229,529
                                                     ----------      ----------
Income Before Taxes on Income ...................       111,042          94,008
Taxes on Income .................................        41,086          35,067
                                                     ----------      ----------
Net Income ......................................    $   69,956      $   58,941
                                                     ==========      ==========

Earnings Per Share ..............................         $0.63           $0.53

Average Number of Shares
  Outstanding (000) .............................       111,531         111,883

Dividends Paid Per Share ........................         $0.31           $0.27



                 See Notes to Consolidated Financial Statements

                   INTERNATIONAL FLAVORS & FRAGRANCES INC.                    3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                         3 Months Ended 3/31
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------
Cash Flows From Operating Activities:
Net Income ......................................      $ 69,956        $ 58,941
Adjustments to Reconcile to Net Cash
  Provided by Operations:
    Depreciation ................................         9,724           8,673
    Deferred Income Taxes .......................         1,350           7,533
    Changes in Assets and Liabilities:
      Current Receivables .......................       (53,797)        (45,100)
      Inventories ...............................       (21,384)          3,045
      Current Payables ..........................        28,141          15,869
      Other, Net ................................        (6,436)         (5,529)
                                                       --------        --------
Net Cash Provided by Operations .................        27,554          43,432
                                                       --------        --------
Cash Flows From Investing Activities:
  Proceeds From Sale/Maturities
    Short-Term Investments ......................        19,473          64,852
  Purchases of Short-Term Investments ...........       (25,051)         (9,389)
  Additions to Property, Plant & Equipment,
    Net of Minor Disposals ......................       (18,059)        (16,081)
                                                       --------        --------
  Net Cash Provided by (Used in) Investing
    Activities ..................................       (23,637)         39,382
                                                       --------        --------
Cash Flows From Financing Activities:
  Cash Dividends Paid to Shareholders ...........       (34,554)        (30,260)
  Increase (Decrease) in Bank Loans .............           820         (19,427)
  Increase (Decrease) in Long-Term Debt .........        (1,054)         16,693
  Proceeds From Issuance of Stock Under
    Stock Option Plans ..........................         3,852           1,708
  Purchase of Treasury Stock ....................             0         (22,942)
                                                       --------        --------
  Net Cash Used In Financing Activities .........       (30,936)        (54,228)
                                                       --------        --------
  Effect of Exchange Rate Changes on Cash
    and Cash Equivalents ........................        17,063           2,986
                                                       --------        --------
  Net Change in Cash and Cash Equivalents .......        (9,956)         31,572
  Cash and Cash Equivalents at Beginning
    of Year .....................................       229,608         187,205
                                                       --------        --------
  Cash and Cash Equivalents at End of Period ....      $219,652        $218,777
                                                       ========        ========

     Interest Paid ..............................      $    717        $  5,950

     Income Taxes Paid ..........................      $ 27,121        $ 28,661


                 See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1994 Annual Report to Shareholders.

In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the first quarter of 1995 increased 15% over the prior year to $373,594,000, with sales increases in both flavor and fragrance products. The sales increase in the first quarter of 1995 was favorably affected by translating foreign currencies into the U.S. dollar; if the exchange rates had remained the same during 1995 and 1994, the sales increase for the quarter would have approximated 10%.

Net income for the first quarter of 1995 increased 19% to $69,956,000 from $58,941,000 in the prior year quarter. The profit growth recorded by the Company was primarily the result of the sales increase for the period. Earnings per share for the quarter were $.63, as compared to $.53 in the prior year quarter.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1995 and 1994 remained fairly constant, especially on an overall basis.


                                                          First Quarter
                                                        ------------------
                                                        1995         1994
                                                        -----        -----
    Cost of Goods Sold ..........................       51.1%        51.2%
    Research and Development Expense ............        5.9%         6.0%
    Selling and Administrative Expense ..........       14.3%        15.1%

     Interest expense was $565,000 for the first quarter of 1995, compared to $6,165,000 for the same period in 1994. The lower interest expense in 1995 resulted primarily from the lower average level of borrowings and lower interest rates in Brazil, where such borrowings were used as hedges against devaluations in that country. In both periods, the borrowing levels in Brazil generated substantially offsetting exchange gains which were included in Other income. Other income for the first quarter 1995 was $4,500,000, compared to $10,454,000 in the same period in 1994; the decline in 1995 was primarily due to lower exchange gains resulting from the hedging activities in Brazil, mentioned above.

The effective tax rate for the first quarter 1995 was 37.0% as compared to 37.3% for the same period in 1994.

Financial Condition

The financial condition of the Company continued to be strong during the first quarter. Cash, cash equivalents and short-term investments totaled $298,529,000 at March 31, 1995. At March 31, 1995, working capital was $767,453,000 compared to $704,763,000 at December 31, 1994. Gross additions to property, plant and equipment during the first quarter of 1995 were $18,198,000. In January 1995, the Company's cash dividend was increased 14.8% to an annual rate of $1.24 per share, and $.31 per share was paid to shareholders in the first quarter. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at March 31, 1995 was $89,720,000 compared to $41,798,000 at December 31, 1994. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                    PART II

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 27--Financial Data Schedule

     (b) Reports on Form 8-K

     Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 11, 1995                        By:      /s/ THOMAS H. HOPPEL
                                               --------------------------------
                                               Thomas H. Hoppel, Vice-President
                                               & Treasurer





Dated: May 11, 1995                        By:      /s/ STEPHEN A. BLOCK
                                               --------------------------------
                                               Stephen A. Block, Vice-President
                                               Law and Secretary