Form 10-Q
period 1995-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1995-08-14
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1995 Commission file number 1-4858



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


                  New York                                    13-1432060
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation               (IRS Employer
              or organization)                           Identification No.)

   521 West 57th Street, New York, N.Y.                       10019-2960
---------------------------------------------        ---------------------------
  (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code  (212) 765-5500



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

Number of shares outstanding as of August 9, 1995: 111,282,278

                          PART. I FINANCIAL INFORMATION


Item 1. Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                 6/30/95         12/31/94
                                               ----------       ----------
Assets
Current Assets:
 Cash & Cash Equivalents ....................  $  183,350       $  230,581
 Short-term Investments .....................      94,193           71,227
 Trade Receivables ..........................     303,235          228,434
 Allowances For Doubtful Accounts ...........      (8,413)          (7,448)

 Inventories:  Raw Materials ................     239,217          211,071
               Work in Process ..............      25,907           25,600
               Finished Goods ...............     139,927          125,434
                                               ----------       ----------
               Total Inventories ............     405,051          362,105
 Other Current Assets .......................      88,452           79,587
                                               ----------       ----------
 Total Current Assets .......................   1,065,868          964,486
                                               ----------       ----------
Property, Plant & Equipment, At Cost ........     805,146          736,912
Accumulated Depreciation ....................    (363,704)        (331,182)
                                               ----------       ----------
                                                  441,442          405,730
Other Assets ................................      27,881           29,509
                                               ----------       ----------
Total Assets ................................  $1,535,191       $1,399,725
                                               ==========       ==========
Liabilities and Shareholders' Equity
Current Liabilities:
 Bank Loans .................................   $  13,811        $   9,740
 Accounts Payable-Trade .....................      62,662           56,861
 Dividends Payable ..........................      34,480           34,554
 Income Taxes ...............................      83,780           70,505
 Other Current Liabilities ..................      86,542           88,063
                                               ----------       ----------
Total Current Liabilities ...................     281,275          259,723
                                               ----------       ----------
Other Liabilities:
 Deferred Income Taxes ......................      10,870           14,350
 Long-term Debt .............................      15,603           14,342
 Other ......................................     108,205          103,231
                                               ----------       ----------
Total Other Liabilities .....................     134,678          131,923
                                               ----------       ----------
Shareholders' Equity:
 Common Stock(115,761,840 shares issued in
  '95 and in '94) ...........................      14,470           14,470
 Capital in Excess of Par Value .............     143,923          146,022
 Retained Earnings ..........................   1,038,422          961,847
 Cumulative Translation Adjustment ..........      91,895           41,798
                                               ----------       ----------
                                                1,288,710        1,164,137
                                               ----------       ----------

 Treasury Stock, at cost--4,518,091 shares
  in '95 and 4,297,540 in '94 ...............    (169,472)        (156,058)
                                               ----------       ----------
 Total Shareholders' Equity .................   1,119,238        1,008,079
                                               ----------       ----------
Total Liabilities and Shareholders' Equity ..  $1,535,191       $1,399,725
                                               ==========       ==========

                 See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)


                                                       3 Months Ended 6/30
                                                   -------------------------
                                                     1995             1994
                                                   --------         --------
Net Sales ......................................   $394,306         $345,210
                                                   --------         --------
Cost of Goods Sold .............................    197,911          173,607
Research and Development Expenses ..............     22,729           19,923
Selling and Administrative Expenses ............     55,603           50,116
Interest Expense ...............................      1,047            5,379
Other (Income) Expense, Net ....................     (3,034)          (7,356)
                                                   --------         --------
                                                    274,256          241,669
                                                   --------         --------
Income Before Taxes on Income ..................    120,050          103,541
Taxes on Income ................................     44,348           38,625
                                                   --------         --------
Net Income .....................................   $ 75,702         $ 64,916
                                                   ========         ========
Earnings Per Share .............................      $0.68            $0.58
Dividends Paid Per Share .......................      $0.31            $0.27


                                                      6 Months Ended 6/30
                                                   -------------------------
                                                     1995             1994
                                                   --------         --------
Net Sales ......................................   $767,900         $668,747
                                                   --------         --------
Cost of Goods Sold .............................    388,695          339,227
Research and Development Expenses ..............     44,870           39,276
Selling and Administrative Expenses ............    109,165           98,961
Interest Expense ...............................      1,612           11,544
Other (Income) Expense, Net ....................     (7,534)         (17,810)
                                                   --------         --------
                                                    536,808          471,198
                                                   --------         --------
Income Before Taxes on Income ..................    231,092          197,549
Taxes on Income ................................     85,434           73,692
                                                   --------         --------
Net Income .....................................   $145,658         $123,857
                                                   ========         ========
Earnings Per Share .............................      $1.31            $1.11
Dividends Paid Per Share .......................      $0.62            $0.54
Average Number of Shares Outstanding (000's) ...    111,492          111,642


                 See Notes to Consolidated Financial Statements

                                                                               3
                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                      6 Months Ended 6/30
                                                   -------------------------
                                                     1995             1994
                                                   --------         --------
Cash Flows From Operating Activities:
Net Income ......................................  $145,658         $123,857

Adjustments to Reconcile to Net Cash
 Provided by Operations:
  Depreciation ..................................    20,446           17,790
  Deferred Income Taxes .........................     5,126            3,639
  Changes in Assets and Liabilities:
   Current Receivables ..........................   (71,083)         (67,240)
   Inventories ..................................   (30,265)         (11,411)
   Current Payables .............................    11,735           29,629
   Other, Net ...................................    (6,129)          (3,850)
                                                   --------         --------
Net Cash Provided by Operations .................    75,488           92,414
                                                   --------         --------


Cash Flows From Investing Activities:
Proceeds From Sale/Maturities Short-Term
 Investments ....................................    49,115           92,966
Purchases of Short-Term Investments .............   (69,342)         (49,664)
Additions to Property, Plant & Equipment,
 Net of Minor Disposals .........................   (37,018)         (44,169)
                                                   --------         --------
Net Cash Provided by (Used in) Investing
 Activities .....................................   (57,245)            (867)
                                                   --------         --------


Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders .............   (69,157)         (60,374)
Increase (Decrease) in Bank Loans ...............     3,395          (21,829)
Increase (Decrease) in Long-Term Debt ...........    (1,237)          16,137
Proceeds From Issuance of Stock Under Stock
 Option Plans ...................................     5,293            2,755
Purchase of Treasury Stock ......................   (21,037)         (32,433)
                                                   --------         --------
Net Cash Used In Financing Activities ...........   (82,743)         (95,744)
                                                   --------         --------
Effect of Exchange Rate Changes on Cash and
 Cash Equivalents ...............................    17,269           10,383
                                                   --------         --------
Net Change in Cash and Cash Equivalents .........   (47,231)           6,186
Cash and Cash Equivalents at Beginning of Year ..   230,581          187,205
                                                   --------         --------
Cash and Cash Equivalents at End of Period ......  $183,350         $193,391
                                                   ========         ========

Interest Paid ...................................  $  2,004         $ 11,673

Income Taxes Paid ...............................  $ 69,463         $ 54,263


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

     Worldwide net sales for the second quarter of 1995 increased 14% over the prior year to $394,306,000. For the first six months of 1995, net sales increased 15% over the prior year to $767,900,000. Sales increases were recorded in flavor and fragrance products in both the second quarter and six month periods. The sales increase in the second quarter and the first six months of 1995 was favorably affected by translating stronger foreign currencies into the U.S. dollar.

     Net income for the second quarter of 1995 was $75,702,000, an increase of 17% from the 1994 second quarter. Net income for the first six months of 1995 was $145,658,000, an increase of 18% over the comparable 1994 period. The profit growth recorded by the Company was primarily the result of the sales increase for the period. Earnings per share for the second quarter and first six months in 1995 were $.68 and $1.31, as compared to $.58 and $1.11 in the prior year quarter and six month periods, respectively.

     The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1995 and 1994 remained fairly constant, especially on an overall basis.

                                                            First Six Months
                                                          -------------------
                                                          1995           1994
                                                          ----           ----
Cost of Goods Sold ...............................       50.6%          50.7%
Research and Development Expense .................        5.8%           5.9%
Selling and Administrative Expense ...............       14.2%          14.8%

     Interest expense was $1,047,000 for the second quarter of 1995, compared to $5,379,000 for the second quarter 1994. For the first six months of 1995, interest expense amounted to $1,612,000 compared to $11,544,000 in the first six months of 1994. The lower interest expense in 1995 resulted primarily from the lower average level of borrowings and lower interest rates in Brazil, where such borrowings were used as hedges against devaluations in that country. In 1994, the higher borrowing levels and interest rates in Brazil generated significant offsetting exchange gains which were included in Other Income. Other Income for the second quarter 1995 was $3,034,000 and was $7,534,000 for the first six months of 1995, compared to $7,356,000 and $17,810,000 for the corresponding periods in 1994; the decline in 1995 was primarily due to lower exchange gains resulting from the hedging activities in Brazil mentioned above.

     The effective tax rates for the second quarter and first six months of 1995 were 36.9% and 37.0%, respectively, as compared to 37.3% for the comparable periods in 1994.

Financial Condition

     The financial condition of the Company continued to be strong during the second quarter. Cash, cash equivalents and short-term investments totaled $277,543,000 at June 30, 1995. At June 30, 1995, working capital was $784,593,000 compared to $704,763,000 at December 31, 1994. Gross additions to property, plant and equipment during the first half of 1995 were $37,439,000. In January 1995, the Company's cash dividend was increased 14.8% to an annual rate of $1.24 per share, and $.31 per share was paid to shareholders in both the first and second quarters. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

     The cumulative translation adjustment component of Shareholders' Equity at June 30, 1995 was $91,895,000 compared to $41,798,000 at December 31, 1994.
Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At the annual meeting of Registrant's shareholders held Thursday May 11, 1995, at which 96,641,018 shares, or 86.6%, of Registrant's Common Stock were represented in person or by proxy, the 12 nominees for director of Registrant, as listed in Registrant's proxy statement dated March 28, 1995 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.

     At such annual meeting, the shareholders also voted with respect to the other matter submitted for shareholder consideration as follows, the vote being legally sufficient to adopt the proposal:

            Proposal to amend the Registrant's Management Incentive Compensation Plan to preserve the deductibility under the Internal Revenue Code of compensation paid under the Plan.

                                                 No. of Shares Voted
                                                 -------------------
                     FOR ........................     94,357,879
                     AGAINST ....................      1,379,383
                     ABSTAIN ....................        353,980


ITEM 6.  Exhibits and Reports on Form 8-K

 (a) Exhibit 27--Financial Data Schedule

 (b) Reports on Form 8-K

     Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                                                               7
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: August 11, 1995     By:__________________________________________________
                              Thomas H. Hoppel, Vice-President & Treasurer


Dated: August 11, 1995     By:__________________________________________________
                              Stephen A. Block, Vice-President Law and Secretary