Form 10-Q
period 1995-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1995-11-14
CIK 51253

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1995 Commission file number 1-4858



                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


               New York                                  13-1432060
 ---------------------------------------             -------------------
      (State or other jurisdiction                     (IRS Employer
   of incorporation or organization)                 Identification No.)

  521 West 57th Street, New York, N.Y.                   10019-2960
 ---------------------------------------             -------------------
(Address of principal executive offices)                  Zip Code

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


        Yes   X                    No
           ------                     -------

       Number of shares outstanding as of November 7, 1995: 110,966,260

===============================================================================

                          PART. I FINANCIAL INFORMATION


Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                          9/30/95      12/31/94
                                                          -------      --------
Assets
Current Assets:
   Cash & Cash Equivalents ...........................  $  150,672   $  230,581
   Short-term Investments ............................     134,696       71,227
   Trade Receivables .................................     287,788      228,434
   Allowance For Doubtful Accounts ...................      (8,368)      (7,448)

   Inventories:  Raw Materials .......................     237,516      211,071
                 Work in Process .....................      29,104       25,600
                 Finished Goods ......................     138,615      125,434
                                                        ----------   ----------
                 Total Inventories ...................     405,235      362,105
   Other Current Assets ..............................      77,695       79,587
                                                        ----------   ----------
   Total Current Assets ..............................   1,047,718      964,486
                                                        ----------   ----------

Property, Plant & Equipment, At Cost .................     811,621      736,912
Accumulated Depreciation .............................    (369,756)    (331,182)
                                                        ----------   ----------
                                                           441,865      405,730
Other Assets .........................................      27,533       29,509
                                                        ----------   ----------
Total Assets .........................................  $1,517,116   $1,399,725
                                                        ==========   ==========



Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans ........................................  $   11,618   $    9,740
   Accounts Payable-Trade ............................      55,055       56,861
   Dividends Payable .................................      34,402       34,554
   Income Taxes ......................................      75,849       70,505
   Other Current Liabilities .........................      83,982       88,063
                                                        ----------   ----------
   Total Current Liabilities .........................     260,906      259,723
                                                        ----------   ----------

Other Liabilities:
   Deferred Income Taxes .............................      11,751       14,350
   Long-term Debt ....................................      12,089       14,342
   Other .............................................     111,938      103,231
                                                        ----------   ----------
Total Other Liabilities ..............................     135,778      131,923
                                                        ----------   ----------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued in '95
    and in '94) ......................................      14,470       14,470
   Capital in Excess of Par Value ....................     143,324      146,022
   Retained Earnings .................................   1,067,337      961,847
   Cumulative Translation Adjustment .................      78,452       41,798
                                                        ----------   ----------
                                                         1,303,583    1,164,137
   Treasury Stock, at cost - 4,787,180 shares in '95
          and 4,297,540 in '94 .......................    (183,151)    (156,058)
                                                        ----------   ----------
   Total Shareholders' Equity ........................   1,120,432    1,008,079
                                                        ----------   ----------
Total Liabilities and Shareholders' Equity ...........  $1,517,116   $1,399,725
                                                        ==========   ==========


                 See Notes to Consolidated Financial Statements

                      INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands except per share amounts)


                                                          3 Months Ended 9/30
                                                        ----------------------
                                                           1995         1994
                                                       ----------   ----------
Net Sales ...........................................  $  360,083   $  341,684
                                                       ----------   ----------
Cost of Goods Sold ..................................     186,705      176,565
Research and Development Expenses ...................      22,741       20,501
Selling and Administrative Expenses .................      52,671       52,632
Interest Expense ....................................         932        1,359
Other (Income) Expense, Net .........................      (2,617)      (3,322)
                                                       ----------   ----------
                                                          260,432      247,735
                                                       ----------   ----------
Income Before Taxes on Income .......................      99,651       93,949
Taxes on Income .....................................      36,325       35,043
                                                       ----------   ----------
Net income ..........................................  $   63,326   $   58,906
                                                       ==========   ==========
Earnings Per Share ..................................  $     0.57   $     0.53

Dividends Paid Per Share ............................  $     0.31   $     0.27


                                                         9 Months Ended 9/30
                                                       -----------------------
                                                           1995        1994
                                                       ----------   ----------
Net Sales ...........................................  $1,127,983   $1,010,431
                                                       ----------   ----------
Cost of Goods Sold ..................................     575,400      515,792
Research and Development Expenses ...................      67,611       59,777
Selling and Administrative Expenses .................     161,836      151,593
Interest Expense ....................................       2,544       12,903
Other (Income) Expense, Net .........................     (10,151)     (21,132)
                                                       ----------   ----------
                                                          797,240      718,933
                                                       ----------   ----------
Income Before Taxes on Income .......................     330,743      291,498
Taxes on Income .....................................     121,759      108,735
                                                       ----------   ----------
Net income ..........................................  $  208,984   $  182,763
                                                       ==========   ==========

Earnings Per Share ..................................  $     1.88   $     1.64

Dividends Paid Per Share ............................  $     0.93   $     0.81

Average Number of Shares Outstanding (000's) ........     111,359      111,553


                 See Notes to Consolidated Financial Statements

                                                                              3
                      INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)




                                                                 9 Months Ended 9/30
                                                               ----------------------
                                                                 1995          1994
                                                               ---------    ---------
Cash Flows From Operating Activities:
Net Income .................................................   $ 208,984    $ 182,763

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation .........................................      31,070       26,689
      Deferred Income Taxes ................................       6,581        1,567
      Changes in Assets and Liabilities:
         Current Receivables ...............................     (51,687)     (53,360)
         Inventories .......................................     (33,568)     (27,185)
         Current Payables ..................................      (4,793)      40,739
         Other,  Net .......................................         671       (2,309)
                                                               ---------    ---------
Net Cash Provided by Operations ............................     157,258      168,904
                                                               ---------    ---------

Cash Flows From Investing Activities:
Proceeds From Sales/Maturities of Short-Term Investments ...      69,861      103,443
Purchases of Short-Term Investments ........................    (130,780)     (68,679)
Additions to Property, Plant & Equipment,
    Net of Minor Disposals .................................     (56,079)     (73,535)
                                                               ---------    ---------
Net Cash Used in Investing Activities ......................    (116,998)     (38,771)
                                                               ---------    ---------

Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders ........................    (103,637)     (90,432)
Increase (Decrease) in Bank Loans ..........................       1,641      (21,132)
Increase (Decrease) in Long-Term Debt ......................      (2,423)      12,622
Proceeds From Issuance of Stock Under Stock Option Plans ...       6,812        4,954
Purchase of Treasury Stock .................................     (36,949)     (32,433)
                                                               ---------    ---------
Net Cash Used In Financing Activities ......................    (134,556)    (126,421)
                                                               ---------    ---------
Effect of Exchange Rate Changes on Cash
    and Cash Equivalents ...................................      14,387       13,482
                                                               ---------    ---------
Net Change in Cash and Cash Equivalents ....................     (79,909)      17,194

Cash and Cash Equivalents at Beginning of Year .............     230,581      187,205
                                                               ---------    ---------
Cash and Cash Equivalents at End of Period .................   $ 150,672    $ 204,399
                                                               =========    =========
Interest Paid ..............................................   $   3,105    $  13,172

Income Taxes Paid ..........................................   $ 109,398    $  88,924


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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the third quarter of 1995 increased 5% over the prior year to $360,083,000. For the first nine months of 1995, net sales increased 12% over the prior year to $1,127,983,000. Sales increases were recorded in flavor and fragrance products in both the third quarter and nine month periods. The sales increase in the third quarter and the first nine months of 1995 was favorably affected by translating stronger foreign currencies into the U.S. dollar.

Net income for the third quarter of 1995 was $63,326,000, an increase of 8% from the 1994 third quarter. Net income for the first nine months of 1995 was $208,984,000, an increase of 14% over the comparable 1994 period. The profit growth recorded by the Company was primarily the result of the sales increase for the period. Earnings per share for the third quarter and first nine months in 1995 were $.57 and $1.88, as compared to $.53 and $1.64 in the prior year quarter and nine month periods, respectively.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months of 1995 and 1994 remained fairly constant, especially on an overall basis.

                                                 First Nine Months
                                                 -----------------
                                                   1995     1994
                                                   -----    -----

       Cost of Goods Sold .....................    51.0%    51.0%
       Research and Development Expense .......     6.0%     5.9%
       Selling and Administrative Expense .....    14.3%    15.0%

Interest expense was $932,000 for the third quarter of 1995, compared to $1,359,000 for the third quarter 1994. For the first nine months of 1995, interest expense amounted to $2,544,000 compared to $12,903,000 in the first nine months of 1994. The lower interest expense in 1995 resulted primarily from the lower average level of borrowings and lower interest rates in Brazil, where such borrowings were used as hedges against devaluations in that country. In 1994, the higher borrowing levels and interest rates in Brazil generated significant offsetting exchange gains which were included in Other Income. Other Income was $2,617,000 for the third quarter 1995, and $10,151,000 for the first nine months of 1995, compared to $3,322,000 and $21,132,000 for the corresponding periods in 1994; the decline in 1995 was primarily due to lower exchange gains resulting from the hedging activities in Brazil mentioned above.

The effective tax rates for the third quarter and first nine months of 1995 were 36.5% and 36.8%, respectively, as compared to 37.3% for the comparable periods in 1994.

Financial Condition

The financial condition of the Company continued to be strong during the third quarter. Cash, cash equivalents and short-term investments totaled $285,368,000 at September 30, 1995. At September 30, 1995, working capital was $786,812,000 compared to $704,763,000 at December 31, 1994. Gross additions to property, plant and equipment during the first nine months of 1995 were $57,080,000. In January 1995, the Company's cash dividend was increased 14.8% to an annual rate of $1.24 per share, and $.31 per share was paid to shareholders in each of the first three quarters of 1995. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at September 30, 1995 was $78,452,000 compared to $41,798,000 at December 31, 1994.
Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K

     Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 10, 1995        By:____________________________________________
                                   Thomas H. Hoppel, Vice-President & Treasurer


Dated: November 10, 1995        By:____________________________________________
                                   Stephen A. Block, Vice-President Law
                                   and Secretary