Form 10-K
period 1995-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1996-03-28
CIK 51253

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995        COMMISSION FILE NUMBER 1-4858

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          Name of each exchange
                 Title of each class                       on which registered
                 -------------------                       -------------------
Common Stock, par value 12-1/2(cent) per share           New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 22, 1996 was $5,482,520,951.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 22, 1996.

      111,038,399 SHARES OF COMMON STOCK, PAR VALUE 12-1/2(CENT) PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

     The present world-wide scope of the Company's business is in part the result of the combination in December 1958 of the business theretofore conducted primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. ("VAH") with the business conducted primarily in Europe by N. V. Polak & Schwarz's Essencefabrieken, a Dutch corporation ("P & S"). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor.

     The major manufacturing facilities of the Company are located in the United States, Holland, France, Germany, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, Australia, China, Hong Kong, Indonesia and Japan. Manufacturing facilities are also located in eight other countries. The Company maintains its own sales and distribution facilities in 33 countries and is represented by sales agents in additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

MARKETS

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air fresheners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1995, sales of fragrance products accounted for approximately 59%, 60%, 59%, 59% and 57%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1995, sales of flavor products accounted for approximately 41%, 40%, 41%, 41% and 43%, respectively, of the Company's total sales.

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

     The work of the perfumers and flavorists is conducted in 28 fragrance and flavor laboratories in 22 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $90,846,000 in 1995, $81,369,000 in 1994 and $75,275,000 in 1993 on its research and development activities, all of which activities were financed by the Company. These expenditures are expected to increase in 1996 to approximately $97,000,000. Of the amount expended in 1995 on such activities, 56% was for fragrances and the balance was for flavors. The Company employed 765 persons in 1995 and 748 persons in 1994 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 42 sales offices in 32 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1995, 30% of the Company's sales were to customers in North America, 36% in Western Europe and 34% in the rest of the world. See Note 9 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's international operations.

     The Company estimates that during 1995 its 30 largest customers accounted for about 52% of its sales, its four largest customers and their affiliates accounted for about 11%, 6%, 5% and 3%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 1996 approximately $3,900,000 in capital projects and $16,400,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 1997 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

RAW MATERIAL PURCHASES

     Some 5,000 different raw materials are purchased from many sources all over the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products and raw fruits. The principal synthetic raw material purchases consist of organic chemicals. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of any interruption in the supply of raw materials from present sources.

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

EMPLOYEE RELATIONS

     The Company at December 31, 1995 employed approximately 4,650 persons, of whom about 1,550 were employed in the United States, 510 in Holland, 270 in France, 270 in England and 2,050 elsewhere. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

     The principal manufacturing and research properties of the Company are as follows:

         Location                                 Operation
         --------                                 ---------
UNITED STATES
  New York, NY ......................   Fragrance laboratories.
  Union Beach, NJ ...................   Production of fragrance chemical ingredients; research
                                          and development center.
  Hazlet, NJ ........................   Production of fragrance compounds; fragrance laboratories.
  South Brunswick, NJ ...............   Production of flavor ingredients and compounds and
                                          fruit preparations; flavor laboratories.
  Salem, OR .........................   Production of fruit and vegetable concentrates, fruit and vegetable preparations and flavor ingredients.
  Menomonee Falls, WI ...............   Production of flavor compounds, flavor ingredients,
                                          bacterial cultures and fruit preparations.

HOLLAND
  Hilversum .........................   Flavor and fragrance laboratories.
  Tilburg ...........................   Production of flavor and fragrance compounds and flavor ingredients.

FRANCE
  Bois-Colombes .....................   Fragrance laboratories; flavor laboratories.
  Dijon .............................   Production of fragrance compounds, flavor ingredients and compounds and fruit preparations.

GERMANY
  Emmerich/Rhein ....................   Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.

GREAT BRITAIN
  Haverhill .........................   Production of flavor compounds and ingredients, fruit
                                          preparations and fragrance chemical ingredients; flavor laboratories.

IRELAND
  Drogheda ..........................   Production of fragrance compounds.

SPAIN
  Benicarlo .........................   Production of fragrance chemical ingredients.
  Colmenar ..........................   Production of flavor compounds and fruit preparations; flavor laboratories.

SWITZERLAND
  Reinach-Aargau ....................   Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.

ARGENTINA
  Garin .............................   Production of fruit preparations and flavor ingredients and compounds;
                                          production of fragrance compounds; flavor laboratories.

BRAZIL
  Rio de Janeiro ....................   Production of flavor ingredients and compounds, fruit
                                          preparations and fragrance compounds and chemical ingredients; flavor laboratories.
  Sao Paulo .........................   Fragrance laboratory.

MEXICO
  Tlalnepantla ......................   Production of flavor compounds, fruit preparations and fragrance compounds and chemical ingredients; flavor and fragrance laboratories.

AUSTRALIA
  Dee Why ...........................   Production of flavor compounds; flavor and fragrance laboratories.


         Location                                 Operation
         --------                                 ---------
CHINA
  Guangzhou .........................   Production of flavor and fragrance compounds; flavor laboratories.

HONG KONG ...........................   Production of fragrance compounds; fragrance laboratories.

INDONESIA
  Jakarta ...........................   Production of flavor and fragrance compounds and ingredients; flavor and fragrance laboratories.

JAPAN
  Tokyo .............................   Flavor and fragrance laboratories.
  Gotemba ...........................   Production of flavor and fragrance compounds.

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

ITEM 3. LEGAL PROCEEDINGS.

     Various Federal and State authorities and private parties claim that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a total of 11 waste sites operated by third parties located principally in New Jersey and Pennsylvania. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. The private suits generally seek damages for alleged injuries and, in one case, a waste site's owners/operators seek contribution and indemnification for their share of remedial action costs incurred and to be incurred at the site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     EXECUTIVE OFFICERS OF REGISTRANT:

                                                                                                    Year First
                                                                                                      Became
          Name                             Office and Other Business Experience(2)           Age      Officer
          ----                             ---------------------------------------           ---      -------
Eugene P. Grisanti(1) ..............  President; Chairman of the Board                       66         1964
Hugh R. Kirkpatrick ................  Senior Vice-President; Director                        59         1985
Hendrik C. van Baaren ..............  Senior Vice-President; Director                        56         1983
Stephen A. Block ...................  Vice-President and Secretary since 1993;               51         1993
                                       Senior Vice President, General Counsel,
                                       Secretary and Director, International Specialty
                                       Products Inc. from 1991 to 1992 and GAF
                                       Corporation from 1990 to 1992
Ronald S. Fenn .....................  Vice-President                                         58         1986
Thomas H. Hoppel ...................  Vice-President and Treasurer; Director                 65         1976
Ira Katz ...........................  Vice-President                                         62         1987
Carlos A. Lobbosco .................  Vice-President                                         56         1993
Lewis G. Lynch, Jr. ................  Vice-President                                         60         1975
Stuart R. Maconochie ...............  Vice-President                                         56         1989
Rudolf Merz ........................  Vice-President                                         56         1982
Michael D. Sweeney .................  Vice-President                                         52         1994
Douglas J. Wetmore .................  Controller since 1992; employed by Price               38         1992
                                       Waterhouse LLP, independent accountants, for
                                       more than one year prior thereto

----------

(1)  Chairman of Executive Committee of the Board of Directors.

(2) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                      1995                         1994
                             ---------------------        ----------------------
Quarter                       High            Low          High            Low
-------                      ------         ------        ------         ------
First .....................  $53.13         $45.13        $39.25         $35.63
Second ....................   53.63          45.63         40.50          35.63
Third .....................   53.38          46.38         44.38          38.88
Fourth ....................   55.88          45.88         47.88          40.38

     (b) Approximate Number of Equity Security Holders.

                 (A)                                         (B)
                                                  Number of Record Holders as
            Title of Class                           of December 31, 1995
            --------------                        ---------------------------

Common stock, par value 12-1/2(cent) per share ...         5,506

     (c) Dividends.

     Cash dividends declared per share for each quarter since January 1994 were as follows:

                               1996          1995           1994
                               ----          ----           ----
            First ...........  $.34           $.31          $.27
            Second ..........                  .31           .27
            Third ...........                  .31           .27
            Fourth ..........                  .34           .31

ITEM 6. SELECTED FINANCIAL DATA.

                                             1995         1994         1993         1992         1991
                                          ----------   ----------   ----------   ----------    ----------
                                                   (Dollars in thousands except per share amounts)

Net sales .............................   $1,439,487   $1,315,237   $1,188,645   $1,126,446    $1,016,968
                                          ==========   ==========   ==========   ==========    ==========
Income before accounting changes(a) ...   $  248,817   $  226,022   $  202,471   $  176,683    $  168,674
Accounting changes, net of tax(b) .....         --           --           --         (6,089)         --
                                          ----------   ----------   ----------   ----------    ----------
Net income ............................   $  248,817   $  226,022   $  202,471   $  170,594    $  168,674
                                          ==========   ==========   ==========   ==========    ==========
Earnings per share(c):
Income before accounting changes(a) ...        $2.24        $2.03        $1.78        $1.53         $1.47
Accounting changes(b) .................         --           --           --          (0.05)         --
                                          ----------   ----------   ----------   ----------    ----------
Net income ............................        $2.24        $2.03        $1.78        $1.48         $1.47
                                          ==========   ==========   ==========   ==========    ==========
Total assets ..........................   $1,534,269   $1,399,725   $1,225,257   $1,267,594    $1,217,372
                                          ==========   ==========   ==========   ==========    ==========
Long-term debt ........................   $   11,616   $   14,342         --           --            --
                                          ==========   ==========   ==========   ==========    ==========
Cash dividends declared per share(c) ..        $1.27        $1.12        $1.02        $0.93         $0.83
                                          ==========   ==========   ==========   ==========    ==========

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Operations

     In 1995, worldwide net sales of $1,439,487,000 exceeded 1994 net sales by $124,250,000 or 9%, while 1994 worldwide net sales exceeded 1993 net sales by $126,592,000 or 11%. Sales of fragrance products in 1995 were $819,263,000, an increase of $46,477,000 or 6% over 1994. This follows a $73,541,000 or 11%
increase in 1994 over 1993. Sales of flavor products in 1995 were $620,224,000, an increase of $77,773,000 or 14% over 1994, while 1994 flavor sales increased $53,051,000 or 11% over 1993. The growth in the Company's worldwide sales reflects the continuing increased demand for its fragrance and flavor products.

     Sales outside the United States represented approximately 70% of total sales in 1995, 1994 and 1993. The following table shows net sales on a geographic basis:

                                                                 Percent                   Percent
Sales by destination (Dollars in thousands)           1995       Change         1994        Change        1993
------------------------------------------        ----------     -------    ----------     --------    ----------
North America .................................   $  437,227       4%       $  418,565        11%      $  378,403
Western Europe ................................      520,382      11%          470,281         9%         432,345
Other Areas ...................................      481,878      13%          426,391        13%         377,897
                                                  ----------                ----------                 ----------
  Total net sales .............................   $1,439,487       9%       $1,315,237        11%      $1,188,645
                                                  ==========                ==========                 ==========

     In 1995, the Company achieved another year of solid growth in sales with increases recorded in all geographic areas. Fragrance sales were strongest in Europe and the Far East. Flavor sales were strong in all areas of the world with exceptional gains achieved in Latin America. During 1995, sales were favorably affected by translating stronger foreign currencies into the U.S. dollar.

     In 1994, good sales increases were recorded in both fragrances and flavors in all geographic areas. Fragrance sales were strongest in Western Europe and Latin America, while flavor sales achieved their best gains in North America, the Far East and Latin America. During 1994, sales were virtually unaffected by currency translation.

     Operating profit (as shown in Note 9 of the Notes to the Consolidated Financial Statements) was $390,702,000 in 1995, $354,425,000 in 1994 and
$311,156,000 in 1993. Operating profit in 1995 increased $36,277,000 or 10% over the prior year, while operating profit in 1994 increased $43,269,000 or 14% over the prior year. In 1995, operating profit was favorably affected by currency translation, while in 1994, currency translation had no significant effect on operating profit. In both 1995 and 1994, the profit growth was primarily the result of the sales growth for the period.

     Although the Company's reported sales and earnings are affected by the strengthening or weakening of the U.S. dollar, this has no long-term effect on the underlying strength of our business.

     The percentage relationship of cost of goods sold and other operating expenses to sales were as follows:

                                         1995          1994           1993
                                         ----          ----           ----
     Cost of goods sold ..............  51.9%         51.5%          51.6%
     Research and development
      expenses .......................   6.3%          6.2%           6.3%
     Selling and administrative
      expenses .......................  15.1%         15.8%          16.3%

     Cost of goods sold includes the cost of materials purchased and internal manufacturing expenses. As a percentage of sales, this cost has remained fairly constant over the last few years.

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

     Selling and administrative expenses, which are necessary to support our increased sales, have gradually declined as a percentage of sales over the last several years.

     Interest expense amounted to $3,160,000, $13,470,000 and $17,359,000 in
1995, 1994 and 1993, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and may be significantly affected by very high interest rates in hyperinflationary countries where local bank borrowing is used as a hedge against devaluations. Interest expense decreased in both 1995 and 1994, primarily due to lower average interest rates, mainly in Brazil. The borrowings in Brazil were intended to serve as hedges against the devaluations which occurred in that country, particularly in 1993 and during the first half of 1994. In both 1994 and 1993, substantial offsetting exchange gains, included in other income, were generated in Brazil. More details on bank loans and long-term debt are contained in Note 5 of the Notes to the Consolidated Financial Statements.

     Other income was $12,871,000 in 1995, compared to $25,213,000 in 1994 and $35,132,000 in 1993. The decrease in other income in 1995 was primarily due to lower exchange gains attributable to the hedging activities in Brazil mentioned above. The decrease in other income in 1994 resulted primarily from reduced interest income, due to lower interest rates and a lower average level of investments, and somewhat lower exchange gains.

     The worldwide effective tax rate for 1995 was 36.8%, compared to 37.3% for 1994 and 37.5% for 1993. Note 6 of the Notes to the Consolidated Financial Statements contains additional information on income taxes.

     Net income in 1995 totaled $248,817,000, an increase of $22,795,000 or 10% from the prior year. Net income in 1994 was $226,022,000, an increase of $23,551,000 or 12% over 1993. Net income in 1993 was $202,471,000.

     Earnings per share for 1995 increased 10% to $2.24 from $2.03 in 1994, following an increase of 14% from $1.78 reported in 1993.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, which is effective for 1996. Under FAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards using a fair-value methodology. The Company expects to adopt the disclosure-only provisions of the standard in 1996.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1995, the Company spent approximately $3,400,000 on capital projects and about $15,700,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future and at a slightly higher rate each year. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

   Financial Condition

     The favorable cash flow from operations for the Company, as shown in the Consolidated Statement of Cash Flows, reflects the continuing growth of sales and earnings.

     The financial condition of the Company continued to be strong during 1995. Cash, cash equivalents and short-term investments totaled $296,933,000 at December 31, 1995, compared to $301,808,000 and $311,278,000 at December 31,
1994 and 1993, respectively. Short-term investments held by the Company are high quality, readily marketable instruments. Working capital totaled $759,576,000 at year-end 1995, compared to $704,763,000 and $652,436,000 at December 31, 1994
and 1993, respectively. Gross additions to property, plant and equipment were $96,196,000, $103,019,000 and $82,286,000 in 1995, 1994 and 1993, respectively, and are expected to approximate $100,000,000 in 1996.

     In September 1992, the Board of Directors authorized the repurchase of up to 7.5 million shares of the Company's common stock on the open market or through private transactions, as market and business conditions warrant. The reacquired shares will be available for use under the Company's employee benefit plans and for general corporate purposes. At December 31, 1995, approximately 5.7 million shares of common stock had been repurchased under this program.

     The Company has virtually no long-term debt and anticipates that its growth and capital expenditure programs, and the above share repurchase plan will continue to be funded from internal sources.

     During 1995, the Company paid dividends to shareholders totaling $138,048,000, while $120,520,000 was paid in 1994, and $114,555,000 in 1993. In
January 1996, the cash dividend was increased 9.7% to an annual rate of $1.36 per share. This increase follows an increase of 14.8% in January 1995 and 8.0% in January 1994. The Company believes these increases in dividends to its shareholders can be made without limiting future growth and expansion.

     The Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation requires translation of the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates. The cumulative translation adjustment component of Shareholders' Equity at December 31, 1995 was $75,049,000 compared to $41,798,000 at December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:

                                                                                                     Page No.
                                                                                                     --------
     Consolidated Statements of Income and Retained Earnings for the three years ended
      December 31, 1995 ............................................................................    11
     Consolidated Balance Sheet--December 31, 1995 and 1994 ........................................    12
     Consolidated Statement of Cash Flows for the three years ended December 31, 1995 ..............    13
     Notes to Consolidated Financial Statements ....................................................    14
     Report of Independent Accountants .............................................................    22

     Financial Statement Schedules:
     VIII--Valuation and Qualifying Accounts and Reserves for the three years ended
           December 31, 1995 .......................................................................    S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                   Net income
                                  Net sales             Gross profit            Net income          per share
                         ----------------------    -------------------    -------------------    --------------
Quarter                     1995        1994         1995       1994        1995        1994      1995     1994
-------                  ----------  ----------    --------   --------    --------    --------    -----   -----
First .................  $  373,594  $  323,537    $182,810   $157,917    $ 69,956    $ 58,941    $0.63   $0.53
Second ................     394,306     345,210     196,395    171,603      75,702      64,916     0.68    0.58
Third .................     360,083     341,684     173,378    165,119      63,326      58,906     0.57    0.53
Fourth ................     311,504     304,806     139,933    142,772      39,833      43,259     0.36    0.39
                         ----------  ----------    --------   --------    --------    --------    -----   -----
                         $1,439,487  $1,315,237    $692,516   $637,411    $248,817    $226,022    $2.24   $2.03
                         ==========  ==========    ========   ========    ========    ========    =====   =====


             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                                Year Ended December 31,
                                                                        ---------------------------------------
                                                                           1995           1994          1993
                                                                        ----------     ----------    ----------
                                                                    (Dollars in thousands except per share amounts)
CONSOLIDATED STATEMENT OF INCOME
 Net sales ........................................................     $1,439,487     $1,315,237    $1,188,645
                                                                        ----------     ----------    ----------
 Cost of goods sold ...............................................        746,971        677,826       613,793
 Research and development expenses ................................         90,846         81,369        75,275
 Selling and administrative expenses ..............................        217,658        207,429       193,582
 Interest expense .................................................          3,160         13,470        17,359
 Other (income) expense, net ......................................        (12,871)       (25,213)      (35,132)
                                                                        ----------     ----------    ----------
                                                                         1,045,764        954,881       864,877
                                                                        ----------     ----------    ----------
 Income before taxes on income ....................................        393,723        360,356       323,768
 Taxes on income ..................................................        144,906        134,334       121,297
                                                                        ----------     ----------    ----------
  NET INCOME ......................................................     $  248,817     $  226,022    $  202,471
                                                                        ==========     ==========    ==========
  NET INCOME PER SHARE ............................................          $2.24          $2.03         $1.78
                                                                        ==========     ==========    ==========
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
 At beginning of year .............................................     $  961,847     $  860,640    $  774,140
 Net income .......................................................        248,817        226,022       202,471
                                                                        ----------     ----------    ----------
                                                                         1,210,664      1,086,662       976,611
 Cash dividends declared ..........................................        141,243        124,815       115,971
                                                                        ----------     ----------    ----------
 At end of year ...................................................     $1,069,421     $  961,847    $  860,640
                                                                        ==========     ==========    ==========


See Notes to Consolidated Financial Statements


                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                          December 31,
                                                                                    --------------------------
                                                                                       1995            1994
                                                                                    ----------      ----------
                                                                                      (Dollars in thousands)
CURRENT ASSETS:
   Cash and cash equivalents ....................................................   $  251,430      $  230,581
   Short-term investments .......................................................       45,503          71,227
   Receivables:
    Trade .......................................................................      253,913         228,434
    Allowance for doubtful accounts .............................................       (8,602)         (7,448)
    Other .......................................................................       28,881          28,259
   Inventories ..................................................................      414,547         362,105
   Prepaid and deferred charges .................................................       50,305          51,328
                                                                                    ----------      ----------
    Total Current Assets ........................................................    1,035,977         964,486
PROPERTY, PLANT AND EQUIPMENT ...................................................      468,585         405,730
OTHER ASSETS ....................................................................       29,707          29,509
                                                                                    ----------      ----------
Total Assets ....................................................................   $1,534,269      $1,399,725
                                                                                    ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank loans ...................................................................   $   12,185      $    9,740
   Accounts payable .............................................................       63,282          56,861
   Accrued payrolls and bonuses .................................................       17,571          15,386
   Dividends payable ............................................................       37,749          34,554
   Income taxes .................................................................       70,471          70,505
   Other current liabilities ....................................................       75,143          72,677
                                                                                    ----------      ----------
    Total Current Liabilities ...................................................      276,401         259,723
                                                                                    ----------      ----------
OTHER LIABILITIES:
   Long-term debt ...............................................................       11,616          14,342
   Deferred income taxes ........................................................       13,420          14,350
   Retirement and other liabilities .............................................      116,272         103,231
                                                                                    ----------      ----------
    Total Other Liabilities .....................................................      141,308         131,923
                                                                                    ----------      ----------
SHAREHOLDERS' EQUITY:
   Common stock 12-1/2(cent) par value; authorized 500,000,000 shares;
    issued 115,761,840 shares ...................................................       14,470          14,470
   Capital in excess of par value ...............................................      142,476         146,022
   Retained earnings ............................................................    1,069,421         961,847
   Cumulative translation adjustment ............................................       75,049          41,798
                                                                                    ----------      ----------
                                                                                     1,301,416       1,164,137
   Treasury stock, at cost--4,808,005 shares in 1995 and
    4,297,540 shares in 1994 ....................................................     (184,856)       (156,058)
                                                                                    ----------      ----------
    Total Shareholders' Equity ..................................................    1,116,560       1,008,079
                                                                                    ----------      ----------
Total Liabilities and Shareholders' Equity ......................................   $1,534,269      $1,399,725
                                                                                    ==========      ==========

See Notes to Consolidated Financial Statements


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                       ---------------------------------------
                                                                         1995          1994           1993
                                                                       ----------    ----------     ----------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................  $  248,817    $  226,022     $  202,471
   Adjustments to reconcile to net cash provided by operations:
    Depreciation ....................................................      40,702        36,358         35,067
    Deferred income taxes ...........................................       6,444        (3,809)           615
    Changes in assets and liabilities:
     Current receivables ............................................     (16,475)      (14,040)       (36,614)
     Inventories ....................................................     (43,505)      (45,950)       (17,144)
     Current payables ...............................................       6,121        47,669         24,933
     Other, net .....................................................       2,234        (6,719)        (3,042)
                                                                       ----------    ----------     ----------
Net cash provided by operations .....................................     244,338       239,531        206,286
                                                                       ----------    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales/maturities of short-term
    investments .....................................................     160,128       165,387        305,574
   Purchases of short-term investments ..............................    (130,780)     (111,763)      (215,789)
   Additions to property, plant and equipment, net of
    minor disposals .................................................     (94,483)     (101,135)       (81,134)
                                                                       ----------    ----------     ----------
Net cash provided by (used in) investing activities .................     (65,135)      (47,511)         8,651
                                                                       ----------    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid to shareholders ..............................    (138,048)     (120,520)      (114,555)
   Increase (decrease) in bank loans ................................       2,246       (24,791)        18,029
   (Decrease) increase in long-term debt ............................      (2,571)       13,392          --
   Proceeds from issuance of stock under stock option plans .........       8,581         5,622          3,722
   Purchase of treasury stock .......................................     (41,386)      (32,433)      (125,734)
                                                                       ----------    ----------     ----------
Net cash used in financing activities ...............................    (171,178)     (158,730)      (218,538)
                                                                       ----------    ----------     ----------
Effect of exchange rate changes on cash and cash equivalents ........      12,824        10,086        (19,992)
                                                                       ----------    ----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .............................      20,849        43,376        (23,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......................     230,581       187,205        210,798
                                                                       ----------    ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............................  $  251,430    $  230,581     $  187,205
                                                                       ==========    ==========     ==========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is the leading creator and manufacturer of flavors and fragrances used by others to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to makers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, household and other cleaning products and area fresheners. Flavors are sold primarily to makers of dairy, meat and other processed foods, beverages, snacks and savory foods, confectionery, sweet and baked goods, pharmaceutical and oral care products and animal foods.

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

RISK AND UNCERTAINTIES

         The diversity of the Company's products, customers and geographic operations significantly reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, sources of supply or markets. It is unlikely that any one event would have a severe impact on the Company's operating results.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

NET INCOME PER SHARE

     Net income per share is based on the weighted average number of shares outstanding. The number of shares used in the computations were 111,262,000, 111,527,000 and 113,925,000 in 1995, 1994 and 1993, respectively.

NOTE 2. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate.

     Effective January l, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the classification, accounting and reporting of investments in equity securities which have readily determinable market values, and for all investments in debt securities. The effect of adopting the standard was not material.

     At December 31,1995 and 1994, marketable securities totaling $120,230,000 and $124,654,000, respectively, were available for sale and recorded at fair value which approximated cost. Realized gains and losses on the sale of marketable securities were not material.

NOTE 3. INVENTORIES
                                                          December 31,
                                                -------------------------------
                                                  1995                   1994
                                                --------               --------
                                                     (Dollars in thousands)

Raw materials ................................  $233,759               $211,071
Work in process ..............................    27,739                 25,600
Finished goods ...............................   153,049                125,434
                                                --------               --------
                                                $414,547               $362,105
                                                ========               ========

NOTE 4. PROPERTY, PLANT AND EQUIPMENT
                                                          December 31,
                                                -------------------------------
                                                  1995                   1994
                                                --------               --------
                                                     (Dollars in thousands)
Land .........................................  $ 36,219               $ 35,678
Buildings and improvements ...................   264,462                231,016
Machinery and equipment ......................   470,680                397,845
Construction in progress .....................    67,845                 72,373
                                                --------               --------
                                                 839,206                736,912
Accumulated depreciation .....................   370,621                331,182
                                                --------               --------
                                                $468,585               $405,730
                                                ========               ========

NOTE 5. BORROWINGS

     Bank loans (all foreign) averaged $12,124,000 in 1995, $15,937,000 in 1994 and $15,294,000 in 1993. The highest levels were $17,131,000 in 1995,
$28,677,000 in 1994 and $30,937,000 in 1993. The 1995 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 13% and the average rate on loans outstanding at December 31, 1995 was 8%. These rates compare to 92% and 16%, respectively, in 1994, and 129% and 94%, respectively, in 1993. In 1994 and 1993, the interest rates were substantially affected by very high rates in hyperinflationary countries, principally Brazil, where local borrowing was used as a hedge against devaluations. Excluding these countries, the weighted average annual interest rate and the average rate on loans outstanding at December 31 would have been 6% and 7%, respectively, in 1994, and 8% and 5%, respectively, in 1993.

     Long-term debt (all foreign) consists of various loans from financial institutions, with interest rates ranging between 3.5% to 4.0%, and with terms of between five and fifteen years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1995 are $2,323,000 annually in 1996 through 1998, $1,452,000 in 1999 and $581,000 in 2000. At December 31, 1995 and
1994, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $3,326,000 in 1995, $13,743,000 in 1994 and $17,661,000 in 1993.

     At December 31, 1995, the Company and its subsidiaries had available unused lines of bank credit aggregating approximately $61,200,000.

NOTE 6. INCOME TAXES
                                      1995              1994             1993
                                    --------          --------         --------
                                               (Dollars in thousands)
U.S. income before taxes .........  $101,764          $ 98,122         $ 86,428
Foreign income before taxes ......   291,959           262,234          237,340
                                    --------          --------         --------
Total income before taxes ........  $393,723          $360,356         $323,768
                                    ========          ========         ========


     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                     1995             1994              1993
                                   --------         --------          --------
                                               (Dollars in thousands)
Current
 Federal ......................... $ 26,806         $ 40,737          $ 34,386
 State and local .................    5,600            7,155             7,504
 Foreign .........................  106,056           90,251            78,792
                                   --------         --------          --------
                                    138,462          138,143           120,682
                                   --------         --------          --------
Deferred
 Federal .........................    1,418           (4,063)             (926)
 State and local .................     (339)            (304)             (733)
 Foreign .........................    5,365              558             2,274
                                   --------         --------          --------
                                      6,444           (3,809)              615
                                   --------         --------          --------
  Total income taxes ............. $144,906         $134,334          $121,297
                                   ========         ========          ========

     At December 31, 1995 and 1994, gross deferred tax assets were $52,300,000 and $52,600,000, respectively; gross deferred tax liabilities were $43,200,000 and $36,600,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:

                                                      1995             1994
                                                    --------         --------
                                                      (Dollars in thousands)
Employee and retiree benefits ....................  $ 30,000         $ 27,000
Inventory ........................................     9,500           10,300
Property, plant and equipment ....................   (24,400)         (20,400)
Other, net .......................................    (6,000)            (900)
                                                    --------         --------
                                                    $  9,100         $ 16,000
                                                    ========         ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                                   1995         1994         1993
                                                                   ----         ----         ----
Statutory tax rate ..............................................  35.0%        35.0%        35.0%
Difference in effective tax rate on foreign earnings
 and remittances ................................................   2.1          1.4          1.7
State and local taxes ...........................................   0.9          1.2          1.4
Other, net ......................................................  (1.2)        (0.3)        (0.6)
                                                                   ----         ----         ----
Effective tax rate ..............................................  36.8%        37.3%        37.5%
                                                                   ====         ====         ====

     Income taxes paid were $139,523,000 in 1995, $107,347,000 in 1994 and
$110,789,000 in 1993.

     Undistributed earnings of foreign subsidiares for which no deferred taxes have been provided approximated $503,000,000 at December 31, 1995. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

NOTE 7. SHAREHOLDERS' EQUITY

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

                                                      Number            Amount
                                                        of               (in
                                                      Shares          thousands)
                                                    ---------         ---------
Balance January 1, 1993 ..........................    165,684          $ 17,959
Acquisitions .....................................  1,163,082           126,128
Used for stock plans .............................    (95,013)          (10,284)
Three-for-one stock split ........................  2,467,506              --
                                                    ---------          --------
Balance December 31, 1993 ........................  3,701,259           133,803
Acquisitions .....................................    888,583            32,920
Used for stock plans .............................   (292,302)          (10,665)
                                                    ---------          --------
Balance December 31, 1994 ........................  4,297,540           156,058
Acquisitions .....................................    877,738            42,251
Used for stock plans .............................   (367,273)          (13,453)
                                                    ---------          --------
Balance December 31, 1995 ........................  4,808,005          $184,856
                                                    =========          ========


     Transactions in treasury shares resulted in net charges to Capital in excess of par value of $5,822,000, $4,092,000 and $3,546,000 in 1993, 1994 and
1995, respectively.

     Changes in the cumulative translation adjustment were (in thousands):

          Balance January 1, 1993 ........................  $ 50,476
          Translation adjustments ........................   (50,028)
                                                            --------
          Balance December 31, 1993 ......................       448
          Translation adjustments ........................    41,350
                                                            --------
          Balance December 31, 1994 ......................    41,798
          Translation adjustments ........................    33,251
                                                            --------
          Balance December 31, 1995 ......................  $ 75,049
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

     Dividends paid per share were $1.24, $1.08 and $1.00 in 1995, 1994 and 1993, respectively.

NOTE 8. STOCK OPTIONS

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     Stock option transactions were:

                                                      Shares of Common Stock
                                                    -------------------------
                                                     Available        Under
                                                    for Option       Option
                                                    ----------      ---------
Balance January 1, 1993 ..........................   3,107,235      1,944,798
Granted ..........................................    (780,000)       780,000
Exercised ........................................        --         (225,039)
Terminated .......................................      40,104        (40,104)
                                                     ---------      ---------
Balance December 31, 1993 ........................   2,367,339      2,459,655
Granted ..........................................    (790,500)       790,500
Exercised ........................................        --         (292,302)
Terminated .......................................      51,149        (51,149)
Lapsed ...........................................     (18,621)          --
                                                     ---------      ---------
Balance December 31, 1994 ........................   1,609,367      2,906,704
Granted ..........................................    (804,500)       804,500
Exercised ........................................        --         (367,273)
Terminated .......................................      58,299        (58,299)
                                                     ---------      ---------
Balance December 31, 1995 ........................     863,166      3,285,632
                                                     =========      =========

     During 1995, options to purchase common stock were granted at the exercise price of $49.88 per share. At December 31, 1995, the price range for shares under option was $13.67 to $49.88; options for 1,169,857 shares were exercisable at that date. During 1995, 367,273 shares of common stock under option were exercised at prices ranging from $9.46 to $36.21.

     Except for certain options granted to foreign employees which can be exercised immediately, options generally become exercisable no earlier than two years from the date of grant. All options expire ten years after date of grant.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, which is effective for 1996. Under FAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards using a fair-value methodology. The Company expects to adopt the disclosure-only provisions of the standard in 1996.

NOTE 9. INTERNATIONAL OPERATIONS

                                                              1995 (Dollars in thousands)
                                          --------------------------------------------------------------------
                                           United         Western       Other
                                           States         Europe        Foreign    Eliminations   Consolidated
                                          --------       --------      --------    ------------   ------------
Sales to unaffiliated customers ........  $450,644       $604,036      $384,807      $    --        $1,439,487
Transfers between areas ................    72,959         96,642        15,143       (184,744)           --
                                          --------       --------      --------      ---------      ----------
  Total sales ..........................  $523,603       $700,678      $399,950      $(184,744)     $1,439,487
                                          ========       ========      ========      =========      ==========
Operating profit .......................  $106,739       $203,131      $ 84,269      $  (3,437)     $  390,702
                                          ========       ========      ========      =========
Unallocated expenses ...................                                                                (6,690)
Interest expense .......................                                                                (3,160)
Other income (expense), net ............                                                                12,871
                                                                                                    ----------
  Income before taxes on income ........                                                            $  393,723
                                                                                                    ==========
Identifiable assets ....................  $492,751       $437,589      $378,209      $ (58,753)     $1,249,796
                                          ========       ========      ========      =========
Unallocated assets .....................                                                               284,473
                                                                                                    ----------
  Total assets .........................                                                            $1,534,269
                                                                                                    ==========

                                                              1994 (Dollars in thousands)
                                          --------------------------------------------------------------------
                                           United         Western       Other
                                           States         Europe        Foreign    Eliminations   Consolidated
                                          --------       --------      --------    ------------   ------------
Sales to unaffiliated customers ........  $428,156       $537,258      $349,823      $    --        $1,315,237
Transfers between areas ................    69,969         76,442        10,488       (156,899)           --
                                          --------       --------      --------      ---------      ----------
  Total sales ..........................  $498,125       $613,700      $360,311      $(156,899)     $1,315,237
                                          ========       ========      ========      =========      ==========
Operating profit .......................  $105,903       $167,483      $ 83,554      $  (2,515)     $  354,425
                                          ========       ========      ========      =========
Unallocated expenses ...................                                                                (5,812)
Interest expense .......................                                                               (13,470)
Other income (expense), net ............                                                                25,213
                                                                                                    ----------
  Income before taxes on income ........                                                            $  360,356
                                                                                                    ==========

Identifiable assets ....................  $428,539       $423,807      $286,724     $  (31,984)     $1,107,086
                                          ========       ========      ========      =========
Unallocated assets .....................                                                               292,639
                                                                                                    ----------
  Total assets .........................                                                            $1,399,725
                                                                                                    ==========

                                                              1993 (Dollars in thousands)
                                          --------------------------------------------------------------------
                                           United         Western       Other
                                           States         Europe        Foreign    Eliminations   Consolidated
                                          --------       --------      --------    ------------   ------------
Sales to unaffiliated customers ........  $386,639       $491,359      $310,647      $    --        $1,188,645
Transfers between areas ................    66,494         61,031         7,902       (135,427)           --
                                          --------       --------      --------      ---------      ----------
  Total sales ..........................  $453,133       $552,390      $318,549      $(135,427)     $1,188,645
                                          ========       ========      ========      =========      ==========
Operating profit .......................  $ 97,519       $148,769      $ 67,286      $  (2,418)     $  311,156
                                          ========       ========      ========      =========
Unallocated expenses ...................                                                                (5,161)
Interest expense .......................                                                               (17,359)
Other income (expense), net ............                                                                35,132
                                                                                                    ----------
  Income before taxes on income ........                                                            $  323,768
                                                                                                    ==========
Identifiable assets ....................  $362,630       $371,963      $241,321      $ (55,111)     $  920,803
                                          ========       ========      ========      =========
Unallocated assets .....................                                                               304,454
                                                                                                    ----------
  Total assets .........................                                                            $1,225,257
                                                                                                    ==========

     Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. Unallocated assets are principally cash and short-term investments. Net foreign exchange losses of $2,535,000 in 1995, and net gains of $13,543,000 in 1994 and $15,197,000 in 1993 are included in Other income (expense), net.

     Worldwide sales to the Company's largest customer amounted to 11%, 13% and 12% of worldwide net sales in 1995, 1994 and 1993, respectively.

NOTE 10. RETIREMENT BENEFITS

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

     Pension expense included the following components:

                                                   U.S. Plans                         Non-U.S. Plans
                                          -------------------------------    ---------------------------------
                                           1995       1994         1993        1995        1994         1993
                                          -------    -------      -------    --------    --------     --------
                                                             (Dollars in thousands)
Service cost for benefits earned .......  $ 4,449    $ 4,784      $ 3,915    $  4,993    $  4,078     $  3,654
Interest cost on projected benefit
 obligation ............................    8,954      8,210        7,654      10,333       8,658        7,681
Actual return on plan assets ...........  (24,674)       676       (7,888)     (9,769)     (8,576)      (7,616)
Net amortization and deferrals .........   14,700     (9,982)        (409)        348         261          266
                                          -------    -------      -------    --------    --------     --------
Defined benefit plans ..................    3,429      3,688        3,272       5,905       4,421        3,985
Defined contribution and other
 retirement plans ......................    2,288      2,165        2,049       2,332       2,761        2,831
                                          -------    -------      -------    --------    --------     --------
  Total pension expense ................  $ 5,717    $ 5,853      $ 5,321    $  8,237    $  7,182     $  6,816
                                          =======    =======      =======    ========    ========     ========

     The funded status of pension plans at December 31 was:

                                                                     U.S. Plans              Non-U.S. Plans
                                                                 --------------------    ---------------------
                                                                   1995        1994        1995         1994
                                                                 --------    --------    --------     --------
                                                                              (Dollars in thousands)
Actuarial present value of benefit obligation:
 Vested benefit obligation ....................................  $ 98,059    $ 88,900    $101,764     $ 83,206
 Non-vested benefit obligation ................................     5,227       4,685       7,003        6,243
                                                                 --------    --------    --------     --------
 Accumulated benefit obligation ...............................  $103,286    $ 93,585    $108,767     $ 89,449
                                                                 ========    ========    ========     ========
Projected benefit obligation ..................................  $126,330    $115,091    $148,324     $124,235
Plan assets at fair value .....................................   145,785     119,806     137,239      116,450
                                                                 --------    --------    --------     --------
Plan assets in excess of (less than) projected benefit
 obligation ...................................................    19,455       4,715     (11,085)      (7,785)
Unrecognized net (gain) loss ..................................    (5,677)      7,439       4,461        2,263
Remaining balance of unrecognized net (asset) liability
 established at adoption of FAS 87 ............................    (4,461)     (4,900)      2,658        2,602
                                                                 --------    --------    --------     --------
  Net pension asset (liability) ...............................  $  9,317    $  7,254    $ (3,966)    $ (2,920)
                                                                 ========    ========    ========     ========

                                       20

     Principal actuarial assumptions used to determine the above data were:

                                                                     U.S. Plans             Non-U.S. Plans
                                                                  ----------------       ----------------------
                                                                  1995        1994         1995         1994
                                                                  ----        ----       --------     ---------
Discount rate ..................................................  7.5%         7.5%      5.0%-8.5%    5.0%-8.0%
Weighted average rate of compensation increase .................  4.5%         4.5%      3.0%-6.0%    3.0%-6.0%
Long-term rate of return on plan assets ........................  8.0%         8.0%      4.5%-8.0%    5.0%-8.0%

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

     Expense recognized for postretirement benefits other than pensions included the following components:

                                          1995           1994           1993
                                         ------         ------         ------
                                                (Dollars in thousands)

Service cost for benefits earned ......  $1,176         $1,189         $  914
Interest on benefit obligation ........   3,079          3,110          2,636
                                         ------         ------         ------
  Total benefit expense ...............  $4,255         $4,299         $3,550
                                         ======         ======         ======


     The components of the benefit obligation of the U.S. plan, included in Retirement and other liabilities, at December 31 were:

                                                            1995          1994
                                                           -------      -------
                                                          (Dollars in thousands)

Retirees ................................................  $18,685      $18,128
Active employees eligible to retire .....................    8,519        7,869
Other active employees ..................................   18,130       14,277
                                                           -------      -------
Accumulated benefit obligation ..........................   45,334       40,274
Unrecognized net loss ...................................   (7,344)      (4,276)
                                                           -------      -------
  Net benefit liability .................................  $37,990      $35,998
                                                           =======      =======


     Principal actuarial assumptions used to determine the above data were:

                                                              1995        1994
                                                             -----        -----

Discount rate ..............................................  7.5%         8.0%
Initial medical cost trend rate ............................  9.5%        10.5%
Ultimate medical cost trend rate ...........................  5.0%         5.0%
Medical cost trend rate decreases to ultimate rate in year .  2002         2002

         The effect of a one percent increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation by approximately $7,400,000; the annual service and interest cost would not be materially affected.

NOTE 11. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company sometimes uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1995 and 1994, the value of outstanding foreign currency exchange contracts was not material.

     The Company has no significant concentrations of risk in financial instruments. Temporary cash investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because of the large number of customers spread across many industries and geographic areas.

NOTE 12. CONTINGENT LIABILITIES

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of INTERNATIONAL FLAVORS & FRAGRANCES INC.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and retained earnings and of cash flows present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036
January 31, 1996

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Item 8 on page 10.

     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

     (c) Exhibits.

    Number
    ------

      3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated February 13, 1990 (File No. 1-4858).

      4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to
                Exhibit 4 to Registrant's Report on Form 10-Q dated May 14, 1990 (File No. 1-4858).

      4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to
                Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (File No. 1-4858).

      9         Not applicable.

     10(a) Agreement dated as of January 1, 1992 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1991 (File No. 1-4858).

     10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 28(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1988 (File No. 1-4858).

     10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (File No. 1-4858).

     10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (File No. 1-4858).

     10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1986 (File No. 1-4858).

     10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

     10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A to the Proxy Statement of Registrant dated April 3, 1990 (File No. 1-4858).

     10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10-A to Registrant's Report on Form 10-Q dated November 12, 1981 (File No. 1-4858).

    Number
    ------

     10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995 incorporated by reference to
                Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-4858).

     11         Not applicable.

     12         Not applicable.

     13         Not applicable.

     16         Not applicable.

     18         Not applicable.

     21         List of Principal Subsidiaries. See page E-1 of this Form 10-K.

     22         Not applicable.

     23         Consent of Price Waterhouse LLP. See page 26 of this Form 10-K.

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

                                      INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                                     (REGISTRANT)

                                      By  /s/  THOMAS H. HOPPEL
                                         -----------------------------
                                               THOMAS H. HOPPEL
                                         VICE-PRESIDENT AND TREASURER

Dated: March 28, 1996

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

PRINCIPAL EXECUTIVE OFFICER:

        EUGENE P. GRISANTI
President and Chairman of the Board

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           THOMAS H. HOPPEL
Vice-President, Treasurer and Director

                                      By  /S/  STEPHEN A. BLOCK
                                         ----------------------------
                                               STEPHEN A. BLOCK
                                               ATTORNEY-IN-FACT


DIRECTORS:


  MARGARET HAYES ADAME
   ROBIN CHANDLER DUKE
   RICHARD M. FURLAUD
   HUGH R. KIRKPATRICK
     HERBERT G. REID                          March 28, 1996
    GEORGE ROWE, JR.
STANLEY M. RUMBOUGH, JR.
 HENRY P. VAN AMERINGEN
  HENDRIK C. VAN BAAREN
WILLIAM D. VAN DYKE, III

     ORIGINAL POWERS OF ATTORNEY AUTHORIZING GEORGE ROWE, JR. AND STEPHEN A. BLOCK, AND EACH OF THEM, TO SIGN THIS REPORT ON BEHALF OF CERTAIN DIRECTORS AND OFFICERS OF THE REGISTRANT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectus constituting part of this Registration Statement on Form S-3 (No. 33-23513) of our report dated January 31, 1996 appearing on page 22 of International Flavors & Fragrances Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. We also consent to the references to us under the headings "Experts" and "Selected Financial Data" in such Prospectus. However, it should be noted that Price Waterhouse LLP has not prepared or certified such "Selected Financial Data".

PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036
March 28, 1996

                                                                   SCHEDULE VIII

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (IN THOUSANDS OF DOLLARS)

                                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                ----------   ----------   -----------   ---------    ---------
Allowance for doubtful accounts ..............    $7,448       $1,632        $  700       $ 222       $8,602
                                                  ======       ======        ======       =====       ======


                                     FOR THE YEAR ENDED DECEMBER 31, 1994

                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                ----------   ----------   -----------   ---------    ---------
Allowance for doubtful accounts ..............    $6,314       $1,599        $  724       $ 259       $7,448
                                                  ======       ======        ======       =====       ======


                                     FOR THE YEAR ENDED DECEMBER 31, 1993

                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                ----------   ----------   -----------   ---------    ---------
Allowance for doubtful accounts ..............    $6,105       $  768        $  280      $(279)       $6,314
                                                  ======       ======        ======      =====        ======

                                      S-1

                                                                      EXHIBIT 21

                   LIST OF REGISTRANT'S PRINCIPAL SUBSIDIARIES

     There is furnished below a list of the principal subsidiaries of Registrant. All the voting stock of each subsidiary, other than directors' qualifying shares, if any, is wholly owned by Registrant or a subsidiary of Registrant, except that International Flavors & Fragrances I.F.F. (France) S.a.r.1. is owned 70% by International Flavors & Fragrances I.F.F. (Nederland) B.V. and 30% by Registrant, I.F.F. Essencias e Fragrancias Ltda. is owned 63% by Registrant and 37% by International Flavors & Fragrances I.F.F. (Nederland) B.V., and International Flavours & Fragrances I.F.F. (Great Britain) Ltd. is owned 49% by International Flavors & Fragrances I.F.F. (Nederland) B.V. and 51% by Aromatics Holdings Limited.

                                                                                             Organized under
                                     NAME OF COMPANY                                             laws of
                                     ---------------                                        ----------------
International Flavors & Fragrances Inc. .................................................   New York
  International Flavors & Fragrances I.F.F. (Nederland) B.V. ............................   The Netherlands
    Aromatics Holdings Limited ..........................................................   Ireland
      IFF-Benicarlo, S.A. ...............................................................   Spain
      Irish Flavours and Fragrances Limited .............................................   Ireland
      International Flavours & Fragrances I.F.F. (Great Britain) Ltd. ...................   England
      International Flavors & Fragrances I.F.F. (Italia) S.r.l. .........................   Italy
    International Flavors & Fragrances I.F.F. (Deutschland)
     G.m.b.H. ...........................................................................   Germany
    International Flavors & Fragrances I.F.F. (Switzerland) A.G. ........................   Switzerland
    International Flavors & Fragrances I.F.F. (France) S.a.r.l. .........................   France
International Flavors & Fragrances S.A.C.I. .............................................   Argentina
I.F.F. Essencias e Fragrancias Ltda. ....................................................   Brazil
International Flavours & Fragrances (Australia) Pty. Ltd. ...............................   Australia
International Flavours & Fragrances (Far East) Ltd. .....................................   Hong Kong
  International Flavors & Fragrances (Japan) Ltd. .......................................   Japan
P.T. Essence Indonesia ..................................................................   Indonesia
International Flavors & Fragrances (Mexico) S.A. de C.V. ................................   Mexico
International Flavors & Fragrances I.F.F. (Espana) S.A. .................................   Spain
ALVA Insurance Limited ..................................................................   Bermuda
IFF Concentrates Inc. ...................................................................   Oregon
Auro Tech, Inc. .........................................................................   Wisconsin
IFF Fruit Specialties Inc. ..............................................................   Wisconsin

                                 EXHIBIT INDEX

    Number                           Description
    ------                           -----------

      3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated February 13, 1990 (File No. 1-4858).

      4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to
                Exhibit 4 to Registrant's Report on Form 10-Q dated May 14, 1990 (File No. 1-4858).

      4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to
                Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

      4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (File No. 1-4858).

      9         Not applicable.

     10(a) Agreement dated as of January 1, 1992 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1991 (File No. 1-4858).

     10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 28(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1988 (File No. 1-4858).

     10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1990 (File No. 1-4858).

     10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 28 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1989 (File No. 1-4858).

     10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1986 (File No. 1-4858).

     10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

     10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit A to the Proxy Statement of Registrant dated April 3, 1990 (File No. 1-4858).

     10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10-A to Registrant's Report on Form 10-Q dated November 12, 1981 (File No. 1-4858).

    Number
    ------

     10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995 incorporated by reference to
                Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-4858).

     11         Not applicable.

     12         Not applicable.

     13         Not applicable.

     16         Not applicable.

     18         Not applicable.

     21         List of Principal Subsidiaries. See page E-1 of this Form 10-K.

     22         Not applicable.

     23         Consent of Price Waterhouse LLP. See page 26 of this Form 10-K.

     24         Powers of Attorney authorizing George Rowe, Jr. and Stephen A.
                Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

     27         Financial Data Schedule (EDGAR version only).

     28         Not applicable.

     99         None.