Form 10-Q
period 1996-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1996-05-15
CIK 51253

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1996 Commission file number 1-4858

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


                   New York                                  13-1432060
- ----------------------------------------------          -------------------
(State or other jurisdiction of incorporation             (IRS Employer
             or organization)                           identification No.)

  521 West 57th Street, New York, N.Y.                      10019-2960
- -----------------------------------------               -------------------
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

                         Yes   X           No
                              ---               ---

           Number of shares outstanding as of May 6, 1996: 111,022,501

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                       3/31/96       12/31/95
                                                      ----------    ----------
Assets
Current Assets:
  Cash & Cash Equivalents ......................      $  230,246    $  251,430
  Short-term Investments .......................          54,882        45,503
  Trade Receivables ............................         294,164       253,913
  Allowance For Doubtful Accounts ..............          (8,027)       (8,602)

  Inventories: Raw Materials ...................         228,101       233,759
               Work in Process .................          25,059        27,739
               Finished Goods ..................         146,509       153,049
                                                      ----------    ----------
               Total Inventories ...............         399,669       414,547
  Other Current Assets .........................          72,022        79,186
                                                      ----------    ----------
  Total Current Assets .........................       1,042,956     1,035,977
                                                      ----------    ----------
Property, Plant & Equipment, At Cost ...........         847,469       839,206
Accumulated Depreciation .......................        (375,751)     (370,621)
                                                      ----------    ----------
                                                         471,718       468,585
Other Assets ...................................          30,325        29,707
                                                      ----------    ----------
Total Assets ...................................      $1,544,999    $1,534,269
                                                      ==========    ==========

Liabilities and Shareholders' Equity
Current Liabilities:
  Bank Loans ...................................      $   15,055    $   12,185
  Accounts Payable-Trade .......................          63,215        63,282
  Dividends Payable ............................          37,754        37,749
  Income Taxes .................................          76,717        70,471
  Other Current Liabilities ....................          79,870        92,714
                                                      ----------    ----------
  Total Current Liabilities ....................         272,611       276,401
                                                      ----------    ----------
Other Liabilities:
  Deferred Income Taxes ........................          13,596        13,420
  Long-term Debt ...............................          10,283        11,616
  Other ........................................         117,252       116,272
                                                      ----------    ----------
Total Other Liabilities ........................         141,131       141,308
                                                      ----------    ----------
Shareholders' Equity:
  Common Stock (115,761,840 shares issued
    in '96 and in '95) .........................          14,470        14,470
  Capital in Excess of Par Value ...............         141,447       142,476
  Retained Earnings ............................       1,097,831     1,069,421
  Cumulative Translation Adjustment ............          58,330        75,049
                                                      ----------    ----------
                                                       1,312,078     1,301,416
  Treasury Stock, at cost--4,702,539 shares
    in '96 and 4,808,005 in '95 ................        (180,821)     (184,856)
                                                      ----------    ----------
  Total Shareholders' Equity ...................       1,131,257     1,116,560
                                                      ----------    ----------
Total Liabilities and Shareholders' Equity .....      $1,544,999    $1,534,269
                                                      ==========    ==========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)



                                                        3 Months Ended 3/31
                                                      ------------------------
                                                        1996            1995
                                                      --------        --------
Net Sales .........................................   $382,767        $373,594
                                                      --------        --------
Cost of Goods Sold ................................    204,071         190,784
Research and Development Expenses .................     22,949          22,141
Selling and Administrative Expenses ...............     55,321          53,562
Interest Expense ..................................        546             565
Other (Income) Expense, Net .......................     (4,414)         (4,500)
                                                      --------        --------
                                                       278,473         262,552
                                                      --------        --------
Income Before Taxes on Income .....................    104,294         111,042
Taxes on Income ...................................     38,130          41,086
                                                      --------        --------
Net Income ........................................   $ 66,164        $ 69,956
                                                      ========        ========

Earnings Per Share ................................      $0.60           $0.63

Average Number of Shares Outstanding (000) ........    111,000         111,531

Dividends Paid Per Share ..........................      $0.34           $0.31




See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                          3 Months Ended 3/31
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
Cash Flows From Operating Activities:
Net Income ............................................   $ 66,164    $ 69,956
Adjustments to Reconcile to Net Cash
  Provided by Operations:
    Depreciation ......................................     11,660       9,724
    Deferred Income Taxes .............................      7,301       1,350
    Changes in Assets and Liabilities:
      Current Receivables .............................    (42,780)    (53,797)
      Inventories .....................................     10,179     (21,384)
      Current Payables ................................     (5,168)     27,168
      Other, Net ......................................       (341)     (6,436)
                                                          --------    --------
Net Cash Provided by Operations .......................     47,015      26,581
                                                          --------    --------
Cash Flows From Investing Activities:
Proceeds From Sales/Maturities of
  Short-term Investments ..............................      2,033      19,473
Purchases of Short-term Investments ...................    (12,336)    (25,051)
Additions to Property, Plant & Equipment,
    Net of Minor Disposals ............................    (20,915)    (18,059)
                                                          --------    --------
Net Cash Used in Investing Activities .................    (31,218)    (23,637)
                                                          --------    --------
Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders ...................    (37,749)    (34,554)
Increase in Bank Loans ................................      2,986         820
Decrease in Long-term Debt ............................       (998)     (1,054)
Proceeds From Issuance of Stock Under Stock
  Option Plans ........................................      2,987       3,852
Purchase of Treasury Stock ............................        (96)          0
                                                          --------    --------
Net Cash Used In Financing Activities .................    (32,870)    (30,936)
                                                          --------    --------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents ....................................     (4,111)     17,063
                                                          --------    --------
Net Change in Cash and Cash Equivalents ...............    (21,184)    (10,929)
Cash and Cash Equivalents at Beginning of Year ........    251,430     230,581
                                                          --------    --------
Cash and Cash Equivalents at End of Period ............   $230,246    $219,652
                                                          ========    ========
Interest Paid .........................................   $    572    $    717

Income Taxes Paid .....................................   $ 23,279    $ 27,121


See Notes to Consolidated Financial Statements

                                                                               4
Note to Consolidated Financial Statements

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1995 Annual Report to Shareholders.

In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the first quarter of 1996 increased 2% over the prior year to $382,767,000. The Company's first quarter sales reached a new high against a record performance in the first quarter of 1995. The sales increase in the first quarter of 1996 was not significantly affected by translation. Net income for the first quarter of 1996 totaled $66,164,000 compared to $69,956,000 in the prior year first quarter. Earnings per share for the quarter were $.60, as compared to $.63 in the prior year quarter.

Sales and earnings were affected by slow reordering patterns for fragrances, resulting from sluggish retail sales during the 1995 holiday season, both in Europe and the United States. The resumption of normal fragrance reordering patterns, as well as the introduction of several new fragrance products, will result in stronger sales and earnings during the second half of the year.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1996 and 1995 are as detailed below.

                                                              First Quarter
                                                        ------------------------
                                                         1996               1995
                                                        -----              -----
Cost of Goods Sold                                      53.3%              51.1%
Research and Development Expense                         6.0%               5.9%
Selling and Administrative Expense                      14.5%              14.3%

The effective tax rate for the first quarter 1996 was 36.6% as compared to 37.0% for the same period in 1995. The lower effective tax rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

Financial Condition

The financial condition of the Company continued to be strong during the first quarter. Cash, cash equivalents and short-term investments totaled $285,128,000 at March 31, 1996. At March 31, 1996, working capital was $770,345,000 compared to $759,576,000 at December 31, 1995. Gross additions to property, plant and equipment during the first quarter of 1996 were $21,239,000.

In January 1996, the Company's cash dividend was increased 9.7% to an annual rate of $1.36 per share, and $.34 per share was paid to shareholders in the first quarter of 1996. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at March 31, 1996 was $58,330,000 compared to $75,049,000 at December 31, 1995. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

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

                              INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 14, 1996      By:____________________________________________________
                              Thomas H. Hoppel, Vice-President and Chief
                                   Financial Officer



Dated: May 14, 1996      By:____________________________________________________
                              Stephen A. Block, Vice-President Law and Secretary