Form 10-Q
period 1996-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1996-08-14
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For Quarter Ended June 30, 1996           Commission file number 1-4858


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                    New York                                 13-1432060
         -------------------------------                 -------------------
         (State or other jurisdiction of                   (IRS Employer
          incorporation or organization)                 identification No.)


       521 West 57th Street, New York, N.Y.                  10019-2960
     ----------------------------------------               ------------
     (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (212) 765-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.


                            Yes   X       No
                                -----        -----


         Number of shares outstanding as of August 7, 1996: 110,724,373

================================================================================

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                        6/30/96      12/31/95
Assets                                                ----------   -----------
Current Assets:
  Cash & Cash Equivalents .........................   $  226,800   $  251,430
  Short-term Investments ..........................       75,670       45,503
  Trade Receivables ...............................      299,154      253,913
  Allowance For Doubtful Accounts .................       (8,334)      (8,602)

  Inventories: Raw Materials ......................      220,889      233,759
               Work in Process ....................       27,080       27,739
               Finished Goods .....................      128,463      153,049
                                                      ----------   ----------
               Total Inventories ..................      376,432      414,547
  Other Current Assets ............................       89,258       79,186
                                                      ----------   ----------
  Total Current Assets ............................    1,058,980    1,035,977
                                                      ----------   ----------
Property, Plant & Equipment, At Cost ..............      857,623      839,206
Accumulated Depreciation ..........................     (399,039)    (370,621)
                                                      ----------   ----------
                                                         458,584      468,585
Other Assets ......................................       30,168       29,707
                                                      ----------   ----------
Total Assets ......................................   $1,547,732   $1,534,269
                                                      ==========   ==========

Liabilities and Shareholders' Equity
Current Liabilities:
  Bank Loans ......................................   $   16,978   $   12,185
  Accounts Payable-Trade ..........................       53,249       63,282
  Dividends Payable ...............................       37,773       37,749
  Income Taxes ....................................       87,784       70,471
  Other Current Liabilities .......................       96,030       92,714
                                                      ----------   ----------
  Total Current Liabilities .......................      291,814      276,401
                                                      ----------   ----------
Other Liabilities:
  Deferred Income Taxes ...........................       13,937       13,420
  Long-term Debt ..................................        9,892       11,616
  Other ...........................................      118,765      116,272
                                                      ----------   ----------
Total Other Liabilities ...........................      142,594      141,308
                                                      ----------   ----------
Shareholders' Equity:
  Common Stock (115,761,840 shares issued in '96
    and in '95) ...................................       14,470       14,470
  Capital in Excess of Par Value ..................      139,144      142,476
  Retained Earnings ...............................    1,089,761    1,069,421
  Cumulative Translation Adjustment ...............       50,274       75,049
                                                      ----------   ----------
                                                       1,293,649    1,301,416
  Treasury Stock, at cost -- 4,664,567 shares in
    '96 and 4,808,005 in '95 ......................     (180,325)    (184,856)
                                                      ----------   ----------
  Total Shareholders' Equity ......................    1,113,324    1,116,560
                                                      ----------   ----------
Total Liabilities and Shareholders' Equity ........   $1,547,732   $1,534,269
                                                      ==========   ==========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)


                                                         3 Months Ended 6/30
                                                       -----------------------
                                                         1996           1995
                                                       --------       --------
Net Sales ........................................     $374,397       $394,306
                                                       --------       --------
Cost of Goods Sold ...............................      201,807        197,911
Research and Development Expenses ................       23,096         22,729
Selling and Administrative Expenses ..............       55,355         55,603
Nonrecurring Charge ..............................       49,707           --
Interest Expense .................................          747          1,047
Other (Income) Expense, Net ......................       (2,699)        (3,034)
                                                       --------       --------
                                                        328,013        274,256
                                                       --------       --------
Income Before Taxes on Income ....................       46,384        120,050
Taxes on Income ..................................       16,681         44,348
                                                       --------       --------
Net Income .......................................     $ 29,703       $ 75,702
                                                       ========       ========

Earnings Per Share ...............................        $0.26          $0.68

Dividends Paid Per Share .........................        $0.34          $0.31


                                                         6 Months Ended 6/30
                                                       -----------------------
                                                         1996           1995
                                                       --------       --------
Net Sales ........................................     $757,164       $767,900
                                                       --------       --------
Cost of Goods Sold ...............................      405,878        388,695
Research and Development Expenses ................       46,045         44,870
Selling and Administrative Expenses ..............      110,676        109,165
Nonrecurring Charge ..............................       49,707           --
Interest Expense .................................        1,293          1,612
Other (Income) Expense, Net ......................       (7,113)        (7,534)
                                                       --------       --------
                                                        606,486        536,808
                                                       --------       --------
Income Before Taxes on Income ....................      150,678        231,092
Taxes on Income ..................................       54,811         85,434
                                                       --------       --------
Net Income .......................................     $ 95,867       $145,658
                                                       ========       ========

Earnings Per Share ...............................        $0.86          $1.31

Average Number of Shares Outstanding (000's) .....      111,032        111,492

Dividends Paid Per Share .........................        $0.68          $0.62


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                         6 Months Ended 6/30
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
Cash Flows From Operating Activities:
Net Income .........................................    $ 95,867     $145,658

Adjustments to Reconcile to Net Cash Provided
  by Operations:
   Nonrecurring Charge .............................      49,707         --
   Depreciation ....................................      23,078       20,446
   Deferred Income Taxes ...........................     (11,263)       5,126
   Changes in Assets and Liabilities:
    Current Receivables ............................     (51,696)     (71,083)
    Inventories ....................................      25,410      (30,265)
    Current Payables ...............................          99       11,735
    Other, Net .....................................        (444)      (6,129)
                                                        --------     --------
Net Cash Provided by Operations ....................     130,758       75,488
                                                        --------     --------
Cash Flows From Investing Activities:
Proceeds From Sales/Maturities of Short-term
  Investments ......................................      12,424       49,115
Purchases of Short-term Investments ................     (43,830)     (69,342)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ...........................     (45,278)     (37,018)
                                                        --------     --------
Net Cash Used in Investing Activities ..............     (76,684)     (57,245)
                                                        --------     --------
Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders ................     (75,503)     (69,157)
Increase in Bank Loans .............................       4,937        3,395
Decrease in Long-term Debt .........................      (1,138)      (1,237)
Proceeds From Issuance of Stock Under
  Stock Option Plans ...............................       6,288        5,293
Purchase of Treasury Stock .........................      (5,319)     (21,037)
                                                        --------     --------
Net Cash Used In Financing Activities ..............     (70,735)     (82,743)
                                                        --------     --------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents .............................      (7,969)      17,269
                                                        --------     --------

Net Change in Cash and Cash Equivalents ............     (24,630)     (47,231)

Cash and Cash Equivalents at Beginning of Year .....     251,430      230,581
                                                        --------     --------
Cash and Cash Equivalents at End of Period .........    $226,800     $183,350
                                                        ========     ========

Interest Paid ......................................    $  1,263     $  2,004

Income Taxes Paid ..................................    $ 48,451     $ 69,463


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

Statement of Financial Accounting Standard No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, is effective for fiscal years beginning after December 15, 1995. The standard requires that long-lived assets and certain identifiable intangibles held by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The effect of this standard was not material to the Company.

In June 1996, the Company announced the final phase of its program to expand and streamline its worldwide aroma chemical production facilities. This program will include the phase out of aroma chemical production at the Company's Union Beach, New Jersey plant over the 18 month period ending December 31, 1997, and the closure of smaller capacity aroma chemical facilities in Mexico City, Mexico and Rio de Janeiro, Brazil by the end of 1996. Most of the aroma chemical volume currently produced at Union Beach will be transferred to the Company's newly constructed, state-of-the-art facility in Augusta, Georgia. In addition, aroma chemical production capacity in Benicarlo, Spain will be expanded. The closure of the three facilities will affect approximately 220 employees associated with aroma chemical manufacturing at these locations, including 170 jobs at the Union Beach facility.

The aroma chemical streamlining resulted in a one-time pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Cost savings from this program have been specifically identified and are expected to ultimately increase pretax earnings by $20,000,000 annually, on completion of the phase-out of Union Beach operations.

The reserve established as a result of the one-time charge consists of the following components:

           Employee related .........................   $10,629,000
           Closing manufacturing plants .............    39,078,000
                                                        -----------
              Total nonrecurring charge .............   $49,707,000
                                                        ===========

Utilization of the reserve since the June 1996 announcement has not been material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the second quarter of 1996 were $374,397,000, compared to $394,306,000 in the 1995 second quarter. For the first six months of 1996, net sales totaled $757,164,000, compared to $767,900,000 for the six month period in 1995. Sales in the second quarter and the first six months of 1996 were unfavorably impacted by translation of European currencies into a stronger U.S. dollar.

Net income for the second quarter of 1996, including the one-time charge discussed below, totaled $29,703,000 compared to $75,702,000 in the prior year second quarter. On the same basis, net income for the first six months of 1996 totaled $95,867,000, compared to $145,658,000 for the comparable 1995 period. Net income for the second quarter and six month period ended June 30, 1996, excluding the one-time charge, was $61,018,000 and $127,182,000, respectively.

The Company's sales and earnings for the first half of 1996 were affected by slow customer reordering patterns for fragrances, both in Europe and the United States. The disruption of reorder patterns began with sluggish retail sales during the 1995 holiday season, and continued during the first half of 1996. During the first half of 1996, margins were unfavorably affected by the low volume of sales in the period. Sales, earnings and margins are also being impacted by highly competitive conditions for aroma chemicals, which have caused the Company to lower prices for certain aroma chemicals. The Company expects stronger sales and earnings during the second half of the year.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1996 and 1995 are detailed below.

                                                          First Half
                                                       -----------------
                                                       1996         1995
                                                       ----         ----
      Cost of Goods Sold ..........................    53.6%        50.6%
      Research and Development Expense ............     6.1%         5.8%
      Selling and Administrative Expense ..........    14.6%        14.2%

In June 1996, the Company announced the final phase of its program to expand and streamline its worldwide aroma chemical production facilities. This program will include the phase out of aroma chemical production at the Company's Union Beach, New Jersey plant over the 18 month period ending December 31, 1997, and the closure of smaller capacity aroma chemical facilities in Mexico City, Mexico and Rio de Janeiro, Brazil by the end of 1996. Most of the aroma chemical volume currently produced at Union Beach will be transferred to the Company's newly constructed, state-of-the-art facility in Augusta, Georgia. In addition, aroma chemical production capacity in Benicarlo, Spain will be expanded.

These steps are intended to improve the Company's production capabilities, to achieve cost efficiencies in the United States as well as internationally, and to maintain and extend the Company's leadership position in the aroma chemical market. They will also assure that the Company will have sufficient aroma chemical supply to meet its own and its customers' needs for the foreseeable future.

The closure of the three facilities will affect approximately 220 employees associated with aroma chemical manufacturing at these locations, including 170 jobs at the Union Beach facility.

The aroma chemical streamlining resulted in a one-time pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Cost savings from this program have been specifically identified and are expected to increase pretax earnings by $20,000,000 annually, on completion of the phase-out of Union Beach operations.

The reserve established as a result of the one-time charge consists of the following components:

           Employee related ..........................    $10,629,000
           Closing manufacturing plants ..............     39,078,000
                                                          -----------
              Total nonrecurring charge ..............    $49,707,000
                                                          ===========

Of the charge, approximately $33,000,000 represents asset writedowns and other non-cash related costs. Usage of the reserve since the June 1996 announcement has not been material.

The phased transfer of production from Union Beach to Augusta will result, until the full closure of Union Beach, in some duplication of operating expenses which will affect both operating margins and earnings. However, the cost savings from the Company's program to streamline its worldwide aroma chemical facilities will more than offset the effect of these conditions when the program is fully implemented.

The effective tax rates for the second quarter and first six months 1996 were 36.0% and 36.4%, respectively, as compared to 36.9% and 37.0% for the comparable periods in 1995. The lower effective tax rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

Statement of Financial Accounting Standard No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, is effective for fiscal years beginning after December 15, 1995. The standard requires that long-lived assets and certain identifiable intangibles held by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The effect of this standard was not material to the Company.


Financial Condition

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $302,470,000 at June 30, 1996. At June 30, 1996, working capital was $767,166,000 compared to $759,576,000 at December 31, 1995. Gross additions to property, plant and equipment during the first half of 1996 were $45,688,000.

In January 1996, the Company's cash dividend was increased 9.7% to an annual rate of $1.36 per share, and $.34 per share was paid to shareholders in both the first and second quarters of 1996. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at June 30, 1996 was $50,274,000 compared to $75,049,000 at December 31, 1995. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of Registrant's shareholders held Thursday, May 9, 1996, at which 94,048,305 shares, or 84.8%, of Registrant's Common Stock were represented in person or by proxy, the 12 nominees for director of Registrant, as listed in Registrant's proxy statement dated March 28, 1996 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.

At such annual meeting, the shareholders also voted with respect to the other matter submitted for shareholder consideration as follows, the vote being legally sufficient to adopt the proposal:

      Proposal to approve alternative performance goals in connection with the grant of a restricted stock award to the Registrant's Chairman under a proposed new employment contract, in order to preserve the deductibility under the Internal Revenue Code of such award.


                                                 No. of Shares Voted
                                                 -------------------

                  FOR .........................      90,951,816

                  AGAINST .....................       2,610,282

                  ABSTAIN .....................         486,207

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


                                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: August 14, 1996             By:  /s/ THOMAS H. HOPPEL
                                      ------------------------------------------
                                      Thomas H. Hoppel, Vice-President and Chief
                                        Financial Officer


Dated: August 14, 1996             By:  /s/ STEPHEN A. BLOCK
                                      ------------------------------------------
                                      Stephen A. Block, Vice-President Law
                                        and Secretary