Form 10-Q
period 1996-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1996-11-14
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 1996 Commission File Number 1-4858


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                      New York                           13-1432060
    --------------------------------------------     ------------------
   (State or other jurisdiction of incorporation       (IRS Employer
                or organization)                     identification No.)


     521 West 57th Street, New York, N.Y.                10019-2960
   ---------------------------------------           ------------------
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


                         Yes  x                No
                             ----                 ----

Number of shares outstanding as of November 11,1996: 110,325,234

                         PART I. FINANCIAL INFORMATION                         1

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                              9/30/96         12/31/95
                                                              -------         --------
Assets
------
Current Assets:
  Cash & Cash Equivalents                                   $  247,091       $  251,430
  Short-term Investments                                        62,064           45,503
  Trade Receivables                                            284,541          253,913
  Allowance For Doubtful Accounts                               (8,888)          (8,602)

  Inventories: Raw Materials                                   208,592          233,759
               Work in Process                                  24,248           27,739
               Finished Goods                                  136,868          153,049
                                                            ----------       ----------
               Total Inventories                               369,708          414,547
  Other Current Assets                                          84,173           79,186
                                                            ----------       ----------
  Total Current Assets                                       1,038,689        1,035,977
                                                            ----------       ----------
Property, Plant & Equipment, At Cost                           875,618          839,206
Accumulated Depreciation                                      (410,316)        (370,621)
                                                            ----------       ----------
                                                               465,302          468,585
Other Assets                                                    30,103           29,707
                                                            ----------       ----------
Total Assets                                                $1,534,094       $1,534,269
                                                            ==========       ==========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
  Bank Loans                                                $   12,510       $   12,185
  Accounts Payable-Trade                                        54,496           63,282
  Dividends Payable                                             37,588           37,749
  Income Taxes                                                  77,561           70,471
  Other Current Liabilities                                    106,681           92,714
                                                            ----------       ----------
  Total Current Liabilities                                    288,836          276,401
                                                            ----------       ----------
Other Liabilities:
  Deferred Income Taxes                                         13,898           13,420
  Long-term Debt                                                 8,834           11,616
  Other                                                        120,948          116,272
                                                            ----------       ----------
Total Other Liabilities                                        143,680          141,308
                                                            ----------       ----------
Shareholders' Equity:
  Common Stock (115,761,840 shares issued in '96
   and in '95)                                                  14,470           14,470
  Capital in Excess of Par Value                               138,974          142,476
  Retained Earnings                                          1,105,288        1,069,421
  Cumulative Translation Adjustment                             48,732           75,049
                                                            ----------       ----------
                                                             1,307,464        1,301,416
  Treasury Stock, at cost - 5,240,969 shares in '96
   and 4,808,005 in '95                                       (205,886)        (184,856)
                                                            ----------       ----------
  Total Shareholders' Equity                                 1,101,578        1,116,560
                                                            ----------       ----------
Total Liabilities and Shareholders' Equity                  $1,534,094       $1,534,269
                                                            ==========       ==========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.                   2

                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)


                                                         3 Months Ended 9/30
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

Net Sales                                             $  354,865    $  360,083
                                                      ----------    ----------

Cost of Goods Sold                                       193,768       186,705
Research and Development Expenses                         23,431        22,741
Selling and Administrative Expenses                       55,714        52,671
Interest Expense                                             800           932
Other (Income) Expense, Net                               (2,494)       (2,617)
                                                      ----------    ----------
                                                         271,219       260,432
                                                      ----------    ----------
Income Before Taxes on Income                             83,646        99,651
Taxes on Income                                           30,531        36,325
                                                      ----------    ----------
Net Income                                            $   53,115    $   63,326
                                                      ==========    ==========

Earnings Per Share                                         $0.48         $0.57

Dividends Paid Per Share                                   $0.34         $0.31

                                                         9 Months Ended 9/30
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------

Net Sales                                             $1,112,029    $1,127,983
                                                      ----------    ----------
Cost of Goods Sold                                       599,646       575,400
Research and Development Expenses                         69,476        67,611
Selling and Administrative Expenses                      166,390       161,836
Nonrecurring Charge                                       49,707          --
Interest Expense                                           2,093         2,544
Other (Income) Expense, Net                               (9,607)      (10,151)
                                                      ----------    ----------
                                                         877,705       797,240
                                                      ----------    ----------
Income Before Taxes on Income                            234,324       330,743
Taxes on Income                                           85,342       121,759
                                                      ----------    ----------
Net Income                                            $  148,982    $  208,984
                                                      ==========    ==========

Earnings Per Share                                         $1.34         $1.88

Average Number of Shares Outstanding (000's)             110,933       111,359

Dividends Paid Per Share                                   $1.02         $0.93

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.                   3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)




                                                                             9 Months Ended 9/30
                                                                         ----------------------------
                                                                            1996              1995
                                                                         ----------        ----------
Cash Flows From Operating Activities:
-------------------------------------
Net Income                                                               $  148,982        $  208,984

Adjustments to Reconcile to Net Cash
 Provided by Operations:
  Nonrecurring Charge                                                        49,707              --
  Depreciation                                                               34,674            31,070
  Deferred Income Taxes                                                     (12,340)            6,581
  Changes in Assets and Liabilities:
    Current Receivables                                                     (30,606)          (51,687)
    Inventories                                                              29,312           (33,568)
    Current Payables                                                          1,610            (4,793)
    Other, Net                                                                3,520               671
                                                                         ----------        ----------
Net Cash Provided by Operations                                             224,859           157,258
                                                                         ----------        ----------

Cash Flows From Investing Activities:
-------------------------------------
Proceeds From Sales/Maturities of Short-term
 Investments                                                                 29,804            69,861
Purchases of Short-term Investments                                         (47,400)         (130,780)
Additions to Property, Plant & Equipment,
 Net of Minor Disposals                                                     (63,490)          (56,079)
                                                                         ----------        ----------
Net Cash Used in Investing Activities                                       (81,086)         (116,998)
                                                                         ----------        ----------

Cash Flows From Financing Activities:
-------------------------------------
Cash Dividends Paid to Shareholders                                        (113,276)         (103,637)
Increase in Bank Loans                                                          488             1,641
Decrease in Long-term Debt                                                   (2,096)           (2,423)
Proceeds From Issuance of Stock Under Stock Option Plans                      7,593             6,812
Purchase of Treasury Stock                                                  (32,470)          (36,949)
                                                                         ----------        ----------
Net Cash Used In Financing Activities                                      (139,761)         (134,556)
                                                                         ----------        ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                 (8,351)           14,387
                                                                         ----------        ----------
Net Change in Cash and Cash Equivalents                                      (4,339)          (79,909)

Cash and Cash Equivalents at Beginning of Year                              251,430           230,581
                                                                         ----------        ----------
Cash and Cash Equivalents at End of Period                               $  247,091        $  150,672
                                                                         ==========        ==========

Interest Paid                                                            $    2,079        $    3,105

Income Taxes Paid                                                        $   92,081        $  109,398


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

Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, is effective for fiscal years beginning after December 15, 1995. The standard requires that long-lived assets and certain identifiable intangibles held by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The effect of adopting this standard was not material to the Company.

In June 1996, the Company announced the final phase of its program to expand and streamline its worldwide aroma chemical production facilities. This program will include the phase-out of aroma chemical production at the Company's Union Beach, New Jersey plant over the 18 month period ending December 31, 1997, and the closure of smaller capacity aroma chemical facilities in Mexico City, Mexico and Rio de Janeiro, Brazil by the end of 1996. Most of the aroma chemical volume currently produced at Union Beach will be transferred to the Company's newly constructed, state-of-the-art facility in Augusta, Georgia. In addition, aroma chemical production capacity in Benicarlo, Spain will be expanded. The closure of the three facilities will affect approximately 220 employees associated with aroma chemical manufacturing at these locations, including 170 jobs at the Union Beach facility.

The aroma chemical streamlining resulted in a one-time pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Cost savings from this program have been specifically identified and are expected to ultimately increase pretax earnings by $20,000,000 annually, on completion of the phase-out of Union Beach operations.

The reserve established as a result of the one-time charge consists of the following components:

        Employee related ..............................     $10,629,000
        Closing manufacturing plants ..................      39,078,000
                                                            -----------
           Total nonrecurring charge ..................     $49,707,000
                                                            ===========

Utilization of the reserve since the June 1996 announcement has not been material.

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

Operations

Worldwide net sales for the third quarter of 1996 were $354,865,000, compared to $360,083,000 in the 1995 third quarter. For the first nine months of 1996, net sales totaled $1,112,029,000, compared to $1,127,983,000 for the nine month period in 1995. Sales in the third quarter and the first nine months of 1996 were unfavorably impacted by translation of European currencies into a stronger U.S. dollar.

Net income for the third quarter of 1996 totaled $53,115,000 compared to $63,326,000 in the prior year third quarter. Net income for the first nine months of 1996, including the one-time charge discussed below, totaled $148,982,000 compared to $208,984,000 for the comparable 1995 period. Excluding the one-time charge, net income for the nine month period ended September 30, 1996 was $180,297,000.

The Company's sales and earnings for the first nine months of 1996 were affected by slow customer reordering patterns for fragrances, both in Europe and the United States. The disruption of reorder patterns began with sluggish retail sales during the 1995 holiday season, and continued during the first half of 1996. While the third quarter evidenced some improvement in reordering, the resumption of normal ordering patterns is not expected until some time in the fourth quarter of 1996, particularly due to economic conditions in Europe. Third quarter flavor sales were also softer due to the continuing downsizing and restructuring of some of the Company's major U.S. food customers, as well as the unusually cool and wet summer in Europe and the United States, resulting in lower flavor sales to the beverage, ice cream and yogurt industries. During the first nine months of 1996, margins were unfavorably affected by the low volume of sales in the period. Sales, earnings and margins are also being impacted by highly competitive conditions for aroma chemicals, which have caused the Company to lower prices for certain aroma chemicals.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 1996 and 1995 are detailed below.

                                                      First Nine Months
                                                     -------------------
                                                     1996           1995
                                                     ----           ----
    Cost of Goods Sold ..........................    53.9%         51.0%
    Research and Development Expense ............     6.2%          6.0%
    Selling and Administrative Expense ..........    15.0%         14.3%

In June 1996, the Company announced the final phase of its program to expand and streamline its worldwide aroma chemical production facilities. This program will include the phase-out of aroma chemical production at the Company's Union Beach, New Jersey plant over the 18 month period ending December 31, 1997, and the closure of smaller capacity aroma chemical facilities in Mexico City, Mexico and Rio de Janeiro, Brazil by the end of 1996. Most of the aroma chemical volume currently produced at Union Beach will be transferred to the Company's newly constructed, state-of-the-art facility in Augusta, Georgia. In addition, aroma chemical production capacity in Benicarlo, Spain will be expanded.

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

The reserve established as a result of the one-time charge consists of the following components:

        Employee related ............................    $10,629,000
        Closing manufacturing plants ................     39,078,000
                                                         -----------
           Total nonrecurring charge ................    $49,707,000
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

The effective tax rates for the third quarter and first nine months 1996 were 36.5% and 36.4%, respectively, as compared to 36.5% and 36.8% for the comparable periods in 1995. The lower effective tax rate for the nine month period in 1996 reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, is effective for fiscal years beginning after December 15, 1995. The standard requires that long-lived assets and certain identifiable intangibles held by an entity be reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The effect of adopting this standard was not material to the Company.

Financial Condition

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $309,155,000 at September 30, 1996. At September 30, 1996, working capital was $749,853,000 compared to $759,576,000 at December 31, 1995. Gross additions to property, plant and equipment during the first nine months of 1996 were $64,156,000. In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which has been in effect since 1992, is nearly completed. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefits plan and for other general corporate purposes.

In January 1996, the Company's cash dividend was increased 9.7% to an annual rate of $1.36 per share, and $.34 per share was paid to shareholders in each of the first three quarters of 1996. The Company anticipates that its growth, capital expenditure programs and share repurchase programs will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at September 30, 1996 was $48,732,000 compared to $75,049,000 at December 31, 1995.
Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                                                               8
Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

      Exhibit 27--Financial Data Schedule


  (b) Reports on Form 8-K

      Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                                                               9
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


 Dated: November 12, 1996    By: /s/ THOMAS H. HOPPEL
                                 -----------------------------------
                                Thomas H. Hoppel, Vice-President and
                                  Chief Financial Officer


 Dated: November 12, 1996    By: /s/ STEPHEN A. BLOCK
                                 -----------------------------------
                                Stephen A. Block, Vice-President Law
                                  and Secretary