Form 10-K
period 1996-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1997-03-31
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-4858


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  NEW YORK                                  13-1432060
      -------------------------------                  --------------------
      (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


    521 WEST 57TH STREET, NEW YORK, N.Y.                       10019
  ----------------------------------------                   ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 765-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                            ON WHICH REGISTERED
            -------------------                           ---------------------
Common Stock, par value 12 1/2(cent) per share .......   New York Stock Exchange


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 21, 1997 was $4,898,697,609.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 21, 1997.

      109,468,103 SHARES OF COMMON STOCK, PAR VALUE 12 1/2(CENT) PER SHARE

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

================================================================================

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

     The major manufacturing facilities of the Company are located in the United States, Holland, France, Germany, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, Australia, China, Hong Kong, Indonesia and Japan. Manufacturing facilities are also located in seven other countries. The Company maintains its own sales and distribution facilities in 33 countries and is represented by sales agents in additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

MARKETS

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air fresheners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1996, sales of fragrance products accounted for approximately 60%, 59%, 59%, 57% and 57%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1996, sales of flavor products accounted for approximately 40%, 41%, 41%, 43% and 43%, respectively, of the Company's total sales.

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

     The ingredients used by the Company in its compounds are both synthetic and natural. Most of the synthetic ingredients are manufactured by the Company. While the major part of the Company's production of synthetic ingredients is used by it in its compounds, a substantial portion is sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes.

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

     The work of the perfumers and flavorists is conducted in 30 fragrance and flavor laboratories in 24 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $93,545,000 in 1996, $90,846,000 in 1995 and $81,369,000 in 1994 on its research and development activities, all of which were financed by the Company. These expenditures are expected to increase in 1997 to approximately $100,000,000. Of the amount expended in 1996 on such activities, 57% was for fragrances and the balance was for flavors. The Company employed 778 persons in 1996 and 765 persons in 1995 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 42 sales offices in 32 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1996, 30% of the Company's sales were to customers in North America, 35% in Western Europe and 35% in the rest of the world. See Note 10 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's international operations.

     The Company estimates that during 1996 its 30 largest customers accounted for about 54% of its sales, its four largest customers and their affiliates accounted for about 12%, 6%, 5% and 3%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 1997 approximately $4,500,000 in capital projects and $14,100,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 1998 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

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

EMPLOYEE RELATIONS

     The Company at December 31, 1996 employed approximately 4,630 persons, of whom about 1,510 were employed in the United States, 510 in Holland, 270 in England, 260 in France and 2,080 elsewhere. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

ITEM 2. PROPERTIES.

     The principal manufacturing and research properties of the Company are as follows:

         LOCATION                            OPERATION
         --------                            ---------
UNITED STATES
  New York, NY .............   Fragrance laboratories.
  Augusta, GA ..............   Production of fragrance chemical ingredients.
  Union Beach, NJ ..........   Production of fragrance chemical ingredients
                                 (through December 1997); research and
                                 development center.
  Hazlet, NJ ...............   Production of fragrance compounds; fragrance
                                 laboratories.
  South Brunswick, NJ ......   Production of flavor ingredients and compounds
                                 and fruit preparations; flavor laboratories.
  Salem, OR ................   Production of fruit and vegetable concentrates,
                                 fruit and vegetable preparations and flavor
                                 ingredients.
  Menomonee Falls, WI ......   Production of flavor compounds, flavor
                                 ingredients, bacterial cultures and fruit preparations.

HOLLAND
  Hilversum ................   Flavor and fragrance laboratories.
  Tilburg ..................   Production of flavor and fragrance compounds and
                                 flavor ingredients.

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

SPAIN
  Benicarlo ................   Production of fragrance chemical ingredients.

SWITZERLAND
  Reinach-Aargau ...........   Production of fruit preparations and flavor
                                 ingredients and compounds; flavor laboratories.

ARGENTINA
  Garin ....................   Production of fruit preparations and flavor
                                 ingredients and compounds; production of fragrance compounds; flavor laboratories.

BRAZIL
  Rio de Janeiro ...........   Production of flavor ingredients and compounds,
                                 fruit preparations and fragrance compounds,
                                 flavor laboratories.
  Sao Paulo ................   Fragrance laboratory.
  Taubate ..................   Production of flavor compounds.

MEXICO
  Tlalnepantla .............   Production of flavor compounds, fruit
                                 preparations and fragrance compounds; flavor and fragrance laboratories.

AUSTRALIA

  Dee Why ..................   Production of flavor compounds; flavor and
                                 fragrance laboratories.

         LOCATION                            OPERATION
         --------                            ---------
CHINA
  Guangzhou ................   Production of flavor and fragrance compounds;
                                 flavor laboratories.
  Xin'anjiang ..............   Production of fragrance chemical ingredients.

HONG KONG ..................   Production of fragrance compounds; fragrance
                                 laboratories.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     EXECUTIVE OFFICERS OF REGISTRANT:

                                                                           YEAR
                                                                          FIRST
                                                                          BECAME
         NAME              OFFICE AND OTHER BUSINESS EXPERIENCE(2)  AGE  OFFICER
         ----              ---------------------------------------  ---  -------
Eugene P. Grisanti(1) ..   President; Chairman of the Board          67    1964

Brian D. Chadbourne ....   Senior Vice-President and Director        44    1996
                             since January 1997; Vice-President
                             September-December 1996; President
                             and Chief Executive Officer, Keebler
                             Company, a baked goods manufacturer,
                             a subsidiary of United Biscuits plc
                             1993-1996; Managing Director, United
                             Biscuits plc prior thereto

Hendrik C. van Baaren ..   Senior Vice-President; Director           57    1983

Stephen A. Block .......   Vice-President and Secretary since        52    1993
                             1993; Senior Vice President, General
                             Counsel, Secretary and Director,
                             International Specialty Products Inc.
                             from 1991 to 1992 and GAF Corporation
                             from 1990 to 1992

Eric Campbell ..........   Vice-President; Director, Human           50    1996
                             Resources, Avon Products, Inc.
                             from 1991 to 1995

Ronald S. Fenn .........   Vice-President                            59    1986

Thomas H. Hoppel .......   Vice-President and Chief Financial        66    1976
                             Officer; Director

Ira Katz ...............   Vice-President                            63    1987

Carlos A. Lobbosco .....   Vice-President                            57    1993

Lewis G. Lynch, Jr. ....   Vice-President                            61    1975

Stuart R. Maconochie ...   Vice-President                            57    1989

Rudolf Merz ............   Vice-President                            57    1982

Michael D. Sweeney .....   Vice-President                            53    1994

Douglas J. Wetmore .....   Controller                                39    1992

James P. Huether .......   Treasurer                                 40    1996

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS.

   (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                               1996                  1995
                                         ----------------      ----------------
QUARTER                                   HIGH       LOW        HIGH       LOW
-------                                  ------    ------      ------    ------
First ...............................    $51.88    $47.13      $53.13    $45.13
Second ..............................     50.75     44.63       53.63     45.63
Third ...............................     47.88     41.00       53.38     46.38
Fourth ..............................     47.13     40.75       55.88     45.88

   (b) Approximate Number of Equity Security Holders.

                            (A)                                 (B)
                                                     NUMBER OF RECORD HOLDERS AS
                      TITLE OF CLASS                    OF DECEMBER 31, 1996
                      --------------                 ---------------------------
Common stock, par value 12 1/2(cent)per share ......           5,611

   (c) Dividends.

     Cash dividends declared per share for each quarter since January 1995 were as follows:

                                     1997      1996      1995
                                     ----      ----      ----
          First ..................   $.36      $.34      $.31
          Second .................              .34       .31
          Third ..................              .34       .31
          Fourth .................              .36       .34


ITEM 6. SELECTED FINANCIAL DATA.

                                              1996          1995          1994          1993          1992
                                           ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales ...............................  $1,436,053    $1,439,487    $1,315,237    $1,188,645    $1,126,446
                                           ==========    ==========    ==========    ==========    ==========
Income before accounting changes(a)(b) ..  $  189,894    $  248,817    $  226,022    $  202,471    $  176,683
Accounting changes, net of tax(c) .......        --            --            --            --          (6,089)
                                           ----------    ----------    ----------    ----------    ----------
Net income ..............................  $  189,894    $  248,817    $  226,022    $  202,471    $  170,594
                                           ==========    ==========    ==========    ==========    ==========

Earnings per share(d):
Income before accounting changes(a)(b) ..       $1.71         $2.24         $2.03         $1.78         $1.53
Accounting changes(c) ...................        --            --            --            --           (0.05)
                                           ----------    ----------    ----------    ----------    ----------
Net income ..............................       $1.71         $2.24         $2.03         $1.78         $1.48
                                           ==========    ==========    ==========    ==========    ==========
Total assets ............................  $1,506,913    $1,534,269    $1,399,725    $1,225,257    $1,267,594
                                           ==========    ==========    ==========    ==========    ==========
Long-term debt ..........................  $    8,289    $   11,616    $   14,342          --            --
                                           ==========    ==========    ==========    ==========    ==========
Cash dividends declared per share(d) ....       $1.38         $1.27         $1.12         $1.02         $0.93
                                           ==========    ==========    ==========    ==========    ==========
-------------

(a)  Reflects nonrecurring charge ($31,315 after tax) in 1996 resulting from the Registrant's plan to expand and streamline its worldwide aroma chemical production facilities.

(b)  Reflects nonrecurring charge ($13,021 after tax) in 1992 resulting from the Registrant's plan to consolidate European aroma chemical production.

(c)  The accounting changes, net of tax, in 1992 represent the effects of adopting required accounting standards for income taxes and postretirement benefits other than pensions.

(d)  Per share amounts reflect three-for-one stock split distributed on January 19, 1994 to shareholders of record on December 28, 1993.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

   Operations

      In 1996, worldwide net sales were $1,436,053,000 compared to $1,439,487,000 and $1,315,237,000 in 1995 and 1994, respectively. Sales of fragrance products were $813,918,000, $819,263,000 and $772,786,000 in 1996,
  1995 and 1994, respectively. Fragrance sales decreased 1% in 1996 in comparison to 1995, following an increase of 6% in 1995 over 1994. Flavor sales were $622,135,000, $620,224,000 and $542,451,000 in 1996, 1995 and 1994,
  respectively. Flavor sales were essentially flat in 1996 in comparison to 1995; in 1995, flavor sales increased 14% over 1994.

      Sales outside the United States represented approximately 70% of total sales in 1996, 1995 and 1994. The following table shows net sales on a geographic basis:


  SALES BY DESTINATION                   PERCENT            PERCENT
 (DOLLARS IN THOUSANDS)          1996     CHANGE     1995    CHANGE      1994
 ----------------------      ----------   ------  ---------- ------  ----------
  North America ...........  $  427,219     -2%   $  437,227    4%   $  418,565
  Western Europe ..........     501,166     -4%      520,382   11%      470,281
  Other Areas .............     507,668      5%      481,878   13%      426,391
                             ----------           ----------         ----------
    Total net sales .......  $1,436,053      0%   $1,439,487    9%   $1,315,237
                             ==========           ==========         ==========

      In 1996, fragrance sales were affected by slow customer reordering patterns in Europe and the United States, as well as a temporary slowdown in new product introductions. Flavor sales were affected by the downsizing and restructuring of some of the Company's major U.S. food customers, as well as the unusually cool and wet summer in Europe and the United States which resulted in lower flavor sales to the beverage, ice cream and yogurt industries. The Company believes these circumstances to be temporary. Both fragrance and flavor sales were strongest in the Far East and Latin America. Sales were unfavorably impacted by translation of European currencies into a stronger U.S. dollar; if the dollar exchange rate remained the same during 1996 and 1995, sales would have increased approximately 1% worldwide.

      In 1995, the Company achieved solid growth in sales with increases in all geographic areas. Fragrance sales were strongest in Europe and the Far East. Flavor sales were strong in all areas of the world, with exceptional gains achieved in Latin America. Sales were favorably affected by translating stronger foreign currencies into the U.S. dollar; if the dollar exchange rate remained the same during 1995 and 1994, sales would have increased approximately 5% worldwide.

      Although the Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has no long-term effect on the underlying strength of our business.

      The percentage relationship of cost of goods sold and other operating expenses to sales were as follows:

                                              1996      1995      1994
                                              ----      ----      ----
          Cost of goods sold ...............  54.2%     51.9%     51.5%
          Research and development
           expenses ........................   6.5%      6.3%      6.2%
          Selling and administrative
           expenses ........................  15.6%     15.1%     15.8%

      Cost of goods sold includes the cost of materials purchased and internal manufacturing expenses. In 1996, margins on sales and cost of goods sold were unfavorably affected by moderated sales of higher margin fine fragrances. In addition, highly competitive conditions for aroma chemicals caused the Company to reduce selling prices for certain aroma chemicals in order to maintain its markets. As noted below, the Company incurred certain duplicate manufacturing costs in 1996 in connection with the phasing out of its Union Beach production facility.

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

      Selling and administrative expenses are necessary to support the Company's sales and operating levels and have remained relatively constant as a percentage of net sales.

      Operating profit, as shown in Note 10 of the Notes to the Consolidated Financial Statements, was $296,456,000 in 1996, $390,702,000 in 1995 and
  $354,425,000 in 1994. In 1996, operating profit included a nonrecurring charge of $49,707,000. Operating profit was also unfavorably affected by the lower margins on sales. In 1995, the profit growth was primarily the result of the sales growth for the period.

      Interest expense amounted to $2,740,000, $3,160,000 and $13,470,000 in
  1996, 1995 and 1994, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and may be significantly affected by very high interest rates in hyperinflationary countries where local bank borrowing is used as a hedge against devaluations. Interest expense decreased in 1996 due to lower average interest rates on borrowings, partially offset by somewhat higher average bank loans outstanding during the year. Interest expense decreased in 1995 primarily due to lower average interest rates, mainly in Brazil. The borrowings in Brazil were intended to serve as hedges against the devaluations which occurred in that country, particularly during the first half of 1994. In 1994, substantial offsetting exchange gains, included in other income, were generated in Brazil. More details on bank loans and long-term debt are contained in Note 6 of the Notes to the Consolidated Financial Statements.

      Other income was $11,405,000 in 1996, compared to $12,871,000 in 1995 and $25,213,000 in 1994. In 1996, other income decreased primarily as a result of lower interest income, due to lower average interest rates, partially offset by lower exchange losses. The decrease in other income in 1995 was primarily due to lower exchange gains attributable to the hedging activities in Brazil mentioned above.

      Net income in 1996, including the nonrecurring charge, totaled $189,894,000. Excluding the nonrecurring charge, net income was $221,209,000, a decrease of $27,608,000 or 11% from the prior year. Net income in 1995 was $248,817,000, an increase of $22,795,000 or 10% over 1994. Net income in 1994 was $226,022,000.

      During 1996, the Company undertook a program to expand and streamline its worldwide aroma chemical production facilities. This program includes the phase-out of production at the Company's Union Beach, New Jersey plant by December 31, 1997, and the closure of smaller capacity facilities in Mexico City, Mexico and Rio de Janeiro, Brazil during 1996. Most of the volume currently produced at Union Beach will be transferred to the Company's state-of-the-art facility in Augusta, Georgia. In addition, production capacity in Benicarlo, Spain will be expanded.

      These steps are intended to improve the Company's production capabilities, to achieve cost efficiencies in the United States as well as internationally, and to maintain and extend the Company's leadership position in the aroma chemical market. These steps will also assure that the Company will have sufficient aroma chemical supply to meet its own and its customers' needs for the foreseeable future.

      The closures will affect approximately 220 employees associated with aroma chemical manufacturing at these locations. At December 31, 1996, 50 employees had been terminated in connection with this program.

      The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represents asset writedowns and other non-cash related costs. Cost savings from this program have been specifically identified and are expected to increase annual pretax earnings by $20,000,000, on completion of the phase-out of Union Beach operations.

      The reserve established as a result of the nonrecurring charge, and movements therein during 1996, are as follows:

                                                                    BALANCE
                                         ORIGINAL    UTILIZED        AT END
    (DOLLARS IN THOUSANDS)                RESERVE     IN 1996       OF YEAR
    ----------------------                -------      ------       -------
    Employee related ...................  $10,629      $  560       $10,069
    Closing manufacturing plants .......   39,078       6,446        32,632
                                          -------      ------       -------
      Total ............................  $49,707      $7,006       $42,701
                                          =======      ======       =======

      Until the closure of Union Beach, the phased transfer of production to Augusta will result in some duplication of operating expenses which will affect both operating margins and earnings.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

  Under FAS 121, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. The effect of adopting this standard was not material to the Company.

      Under Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation, companies can elect, but are not required, to recognize compensation expense for all stock-based awards using a fair-value methodology. The Company adopted the disclosure-only provisions of this standard in 1996. More details on the Company's stock-based compensation are contained in Note 9 of the Notes to the Consolidated Financial Statements.

      In October 1996, the American Institute of Certified Public Accountants issued the Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities. SOP 96-1 establishes guidance for when environmental remediation liabilities should be recorded and the factors to be considered in determining amounts recognized. This standard is effective for years beginning after December 15, 1996. The Company is studying the implications of SOP 96-1 but does not believe the impact on operating results or financial condition will be material.

      Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1996, the Company spent approximately $3,800,000 on capital projects and about $15,300,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

  Financial Condition

      The financial condition of the Company continued to be strong during 1996. Cash, cash equivalents and short-term investments totaled $317,983,000 at December 31, 1996, compared to $296,933,000 and $301,808,000 at December 31,
  1995 and 1994, respectively. Short-term investments held by the Company are high-quality, readily marketable instruments. Working capital totaled $725,892,000 at year-end 1996, compared to $759,576,000 and $704,763,000 at
  December 31, 1995 and 1994, respectively. Gross additions to property, plant and equipment were $80,782,000, $96,196,000 and $103,019,000 in 1996, 1995 and
  1994, respectively, and are expected to approximate $85,000,000 in 1997.

      In September 1992, the Board of Directors authorized the repurchase of up to 7.5 million shares of the Company's common stock on the open market or through private transactions, as market and business conditions warrant. In September 1996, the Board of Directors authorized the repurchase of an additional 7.5 million shares. The reacquired shares will be available for use under the Company's employee benefit plans and for general corporate purposes. At December 31, 1996, the 1992 repurchase program was virtually complete.

      The Company has almost no long-term debt and anticipates that its growth and capital expenditure programs, and the above share repurchase plans will continue to be funded from internal sources.

      During 1996, the Company paid dividends to shareholders totaling $150,864,000, while $138,048,000 was paid in 1995, and $120,520,000 in 1994.
  In January 1997, the cash dividend was increased 5.9% to an annual rate of $1.44 per share. This increase follows an increase of 9.7% in January 1996 and 14.8% in January 1995. The Company believes these increases in dividends to its shareholders can be made without limiting future growth and expansion.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  INDEX TO FINANCIAL STATEMENTS:

                                                                        PAGE NO.
                                                                        --------
     Consolidated Statements of Income and Retained Earnings
       for the three years ended December 31, 1996                        12
     Consolidated Balance Sheet--December 31, 1996 and 1995               13
     Consolidated Statement of Cash Flows for the three years
       ended December 31, 1996                                            14
     Notes to Consolidated Financial Statements                           15
     Report of Independent Accountants                                    25

     Financial Statement Schedules:
     VIII -- Valuation and Qualifying Accounts and Reserves
             for the three years ended December 31, 1996                 S-1

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                         NET INCOME
                          NET SALES             GROSS PROFIT          NET INCOME          PER SHARE
                  -----------------------   -------------------   -------------------   -------------
  QUARTER             1996         1995       1996       1995       1996       1995      1996    1995
  -------         ----------   ----------   --------   --------   --------   --------   -----   -----
  First ........  $  382,767   $  373,594   $178,696   $182,810   $ 66,164   $ 69,956   $0.60   $0.63
  Second .......     374,397      394,306    172,590    196,395     29,703     75,702    0.26    0.68
  Third ........     354,865      360,083    161,097    173,378     53,115     63,326    0.48    0.57
  Fourth .......     324,024      311,504    144,854    139,933     40,912     39,833    0.37    0.36
                  ----------   ----------   --------   --------   --------   --------   -----   -----
                  $1,436,053   $1,439,487   $657,237   $692,516   $189,894   $248,817   $1.71   $2.24
                  ==========   ==========   ========   ========   ========   ========   =====   =====



  The second quarter of 1996 reflects a nonrecurring charge to expand and streamline the Company's worldwide aroma chemical production facilities, as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                        YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1996           1995           1994
                                              -----------    -----------    -----------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME
 Net sales ................................   $ 1,436,053    $ 1,439,487    $ 1,315,237
                                              -----------    -----------    -----------
 Cost of goods sold .......................       778,816        746,971        677,826
 Research and development expenses ........        93,545         90,846         81,369
 Selling and administrative expenses ......       223,547        217,658        207,429
 Nonrecurring charge ......................        49,707           --             --
 Interest expense .........................         2,740          3,160         13,470
 Other (income) expense, net ..............       (11,405)       (12,871)       (25,213)
                                              -----------    -----------    -----------
                                                1,136,950      1,045,764        954,881
                                              -----------    -----------    -----------
 Income before taxes on income ............       299,103        393,723        360,356
 Taxes on income ..........................       109,209        144,906        134,334
                                              -----------    -----------    -----------
  NET INCOME ..............................   $   189,894    $   248,817    $   226,022
                                              ===========    ===========    ===========
  NET INCOME PER SHARE ....................   $      1.71    $      2.24    $      2.03
                                              ===========    ===========    ===========
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
 At beginning of year .....................   $ 1,069,421    $   961,847    $   860,640
 Net income ...............................       189,894        248,817        226,022
                                              -----------    -----------    -----------
                                                1,259,315      1,210,664      1,086,662

 Cash dividends declared ..................       152,743        141,243        124,815
                                              -----------    -----------    -----------
 At end of year ...........................   $ 1,106,572    $ 1,069,421    $   961,847
                                              ===========    ===========    ===========


See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 31,
                                                           ------------------------
                                                              1996          1995
                                                           ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
 Cash and cash equivalents .............................   $  261,370    $  251,430
 Short-term investments ................................       56,613        45,503
 Receivables:
  Trade ................................................      253,484       253,913
  Allowance for doubtful accounts ......................       (8,733)       (8,602)
  Other ................................................       24,557        28,881
 Inventories ...........................................      369,078       414,547
 Prepaid and deferred charges ..........................       49,987        50,305
                                                           ----------    ----------
  Total Current Assets .................................    1,006,356     1,035,977
PROPERTY, PLANT AND EQUIPMENT ..........................      467,797       468,585
OTHER ASSETS ...........................................       32,760        29,707
                                                           ----------    ----------
Total Assets ...........................................   $1,506,913    $1,534,269
                                                           ==========    ==========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank loans ............................................   $   18,929    $   12,185
 Accounts payable ......................................       57,681        63,282
 Accrued payrolls and bonuses ..........................       19,565        17,571
 Dividends payable .....................................       39,628        37,749
 Income taxes ..........................................       56,832        70,471
 Other current liabilities .............................       87,829        75,143
                                                           ----------    ----------
  Total Current Liabilities ............................      280,464       276,401
                                                           ----------    ----------

OTHER LIABILITIES:
 Long-term debt ........................................        8,289        11,616
 Deferred income taxes .................................       16,941        13,420
 Retirement and other liabilities ......................      124,682       116,272
                                                           ----------    ----------
  Total Other Liabilities ..............................      149,912       141,308
                                                           ----------    ----------

SHAREHOLDERS' EQUITY:
 Common stock 12 1/2(cent) par value; authorized
  500,000,000 shares; issued 115,761,840 shares ........       14,470        14,470
 Capital in excess of par value ........................      138,480       142,476
 Retained earnings .....................................    1,106,572     1,069,421
 Cumulative translation adjustment .....................       47,555        75,049
                                                           ----------    ----------
                                                            1,307,077     1,301,416
 Treasury stock, at cost -- 5,790,323 shares in
  1996 and 4,808,005 shares in 1995 ....................     (230,540)     (184,856)
                                                           ----------    ----------
  Total Shareholders' Equity ...........................    1,076,537     1,116,560
                                                           ----------    ----------
Total Liabilities and Shareholders' Equity .............   $1,506,913    $1,534,269
                                                           ==========    ==========


See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1996        1995        1994
                                                 --------    --------    --------
                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..................................   $189,894    $248,817    $226,022
 Adjustments to reconcile to net cash
   provided by operations:
  Nonrecurring charge ........................     49,707        --          --
  Depreciation ...............................     47,764      40,702      36,358
  Deferred income taxes ......................     (2,271)      6,444      (3,809)
  Changes in assets and liabilities:
   Current receivables .......................     (2,433)    (16,475)    (14,040)
   Inventories ...............................     30,179     (43,505)    (45,950)
   Current payables ..........................    (14,530)      6,121      47,669
   Other, net ................................      9,689       2,234      (6,719)
                                                 --------    --------    --------
Net cash provided by operations ..............    307,999     244,338     239,531
                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales/maturities of short-term
  investments ................................     44,646     160,128     165,387
 Purchases of short-term investments .........    (57,289)   (130,780)   (111,763)
 Additions to property, plant and equipment,
  net of minor disposals .....................    (79,425)    (94,483)   (101,135)
                                                 --------    --------    --------
Net cash used in investing activities ........    (92,068)    (65,135)    (47,511)
                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid to shareholders .........   (150,864)   (138,048)   (120,520)
 Increase (decrease) in bank loans ...........      7,144       2,246     (24,791)
 (Decrease) increase in long-term debt .......     (2,230)     (2,571)     13,392
 Proceeds from issuance of stock under stock
  option plans ...............................      9,622       8,581       5,622
 Purchase of treasury stock ..................    (59,763)    (41,386)    (32,433)
                                                 --------    --------    --------
Net cash used in financing activities ........   (196,091)   (171,178)   (158,730)
                                                 --------    --------    --------
Effect of exchange rate changes on cash and
 cash equivalents ............................     (9,900)     12,824      10,086
                                                 --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......      9,940      20,849      43,376
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    251,430     230,581     187,205
                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....   $261,370    $251,430    $230,581
                                                 ========    ========    ========



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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated lives: buildings and improvements, 10 to 30 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of 10 years or the remaining life of the lease.

     When properties are retired or otherwise disposed of, the asset and related accumulated depreciation are removed from the accounts and the resultant gain or loss is included in income.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Under FAS 121, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. The effect of adopting this standard was not material to the Company.

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

RETIREMENT BENEFITS

     Current service costs of retirement plans and post-retirement health care and life insurance benefits are accrued currently. Prior service costs resulting from improvements in these plans are amortized over periods ranging from 10 to 20 years.

FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

RISKS AND UNCERTAINTIES

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

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1996, the American Institute of Certified Public Accountants issued the Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities. SOP 96-1 establishes guidance for when environmental remediation liabilities should be recorded and the factors to be considered in determining amounts recognized. This standard is effective for years beginning after December 15, 1996. The Company is studying the implications of SOP 96-1 but does not believe the impact on operating results or financial condition will be material.

NET INCOME PER SHARE

     Net income per share is based on the weighted average number of shares outstanding. The number of shares used in the computations were 110,773,000, 111,262,000 and 111,527,000 in 1996, 1995 and 1994, respectively.

NOTE 2. NONRECURRING CHARGE

     During 1996, the Company undertook a program to expand and streamline its worldwide aroma chemical production facilities. This program includes the phase-out of production at the Company's Union Beach, New Jersey plant by December 31, 1997, and the closure of smaller capacity facilities in Mexico City, Mexico and Rio de Janeiro, Brazil during 1996. Most of the volume currently produced at Union Beach will be transferred to the Company's state-of-the-art facility in Augusta, Georgia. In addition, production capacity in Benicarlo, Spain will be expanded.

     The closures will affect approximately 220 employees associated with aroma chemical manufacturing at these locations. At December 31, 1996, 50 employees had been terminated in connection with this program.

     The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represents asset writedowns and other non-cash related costs.

     The reserve established as a result of the nonrecurring charge, and movements therein during 1996, are as follows:

                                                                     BALANCE
                                             ORIGINAL     UTILIZED    AT END
(DOLLARS IN THOUSANDS)                       RESERVE      IN 1996    OF YEAR
----------------------                       -------      -------    -------

Employee related ........................    $10,629      $   560    $10,069
Closing manufacturing plants ............     39,078        6,446     32,632
                                             -------      -------    -------
  Total .................................    $49,707      $ 7,006    $42,701
                                             =======      =======    =======

NOTE 3. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate.

     At December 31, 1996 and 1995, marketable securities totaling $177,868,000 and $120,230,000, respectively, were available for sale and recorded at fair value which approximated cost. Realized gains and losses on the sale of marketable securities were not material.

NOTE 4. INVENTORIES

                                                             DECEMBER 31,
                                                    ----------------------------
                                                        1996              1995
                                                    ----------          --------
                                                        (DOLLARS IN THOUSANDS)

Raw materials ....................................    $211,124          $233,759
Work in process ..................................      24,644            27,739
Finished goods ...................................     133,310           153,049
                                                      --------          --------
                                                      $369,078          $414,547
                                                      ========          ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

                                                             DECEMBER 31,
                                                    ----------------------------
                                                        1996              1995
                                                    ----------          --------
                                                        (DOLLARS IN THOUSANDS)

Land .............................................    $ 34,965          $ 36,219
Buildings and improvements .......................     283,016           264,462
Machinery and equipment ..........................     511,271           470,680
Construction in progress .........................      48,972            67,845
                                                      --------          --------
                                                       878,224           839,206
Accumulated depreciation .........................     410,427           370,621
                                                      --------          --------
                                                      $467,797          $468,585
                                                      ========          ========

NOTE 6. BORROWINGS

     Bank loans (all foreign) averaged $15,007,000 in 1996, $12,124,000 in 1995 and $15,937,000 in 1994. The highest levels were $18,925,000 in 1996,
$17,131,000 in 1995 and $28,677,000 in 1994. The 1996 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 9% and the average rate on loans outstanding at December 31, 1996 was 7%. These rates compare to 13% and 8%, respectively, in 1995, and 92% and 16%, respectively, in 1994. In 1994, the interest rates were substantially affected by very high rates in hyperinflationary countries, principally Brazil, where local borrowing was used as a hedge against devaluations. Excluding these countries, the weighted average annual interest rate and the average rate on loans outstanding at December 31, 1994 would have been 6% and 7%, respectively.

     Long-term debt (all foreign) consists of various loans from financial institutions, with interest rates ranging between 2.1% to 3.5%, and with terms of between five and fifteen years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1996 are $2,072,000 annually in 1997 through 1998, $1,295,000 in 1999, $518,000 in 2000, and $489,000 in 2001. At
December 31, 1996 and 1995, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $2,688,000 in 1996, $3,326,000 in 1995 and $13,743,000 in 1994.

     At December 31, 1996, the Company and its subsidiaries had available unused lines of bank credit aggregating approximately $77,200,000.

NOTE 7. INCOME TAXES

                                                  1996        1995        1994
                                                --------    --------    --------
                                                   (DOLLARS IN THOUSANDS)

U.S. income before taxes ...................    $ 19,860    $101,764    $ 98,122
Foreign income before taxes ................     279,243     291,959     262,234
                                                --------    --------    --------
Total income before taxes ..................    $299,103    $393,723    $360,356
                                                ========    ========    ========


     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                          1996           1995           1994
                                        --------       --------       --------
                                                (DOLLARS IN THOUSANDS)

Current
 Federal .......................       $ 15,138        $ 26,806       $ 40,737
 State and local ...............          2,835           5,600          7,155
 Foreign .......................         93,507         106,056         90,251
                                       --------        --------       --------
                                        111,480         138,462        138,143
                                       --------        --------       --------

Deferred
 Federal ........................       (10,640)          1,418         (4,063)
 State and local ................        (2,356)           (339)          (304)
 Foreign ........................        10,725           5,365            558
                                       --------        --------       --------
                                         (2,271)          6,444         (3,809)
                                       --------        --------       --------
Total income taxes .............       $109,209        $144,906       $134,334
                                       ========        ========       ========


     At December 31, 1996 and 1995, gross deferred tax assets were $67,100,000 and $52,300,000, respectively; gross deferred tax liabilities were $55,200,000 and $43,200,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:

                                                            1996          1995
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)

 Employee and retiree benefits .........................  $ 33,000     $ 30,000
 Inventory .............................................    10,700        9,500
 Property, plant and equipment .........................   (24,100)     (24,400)
 Other, net ............................................    (7,700)      (6,000)
                                                          --------     --------
                                                          $ 11,900     $  9,100
                                                          ========     ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                         1996     1995     1994
                                                         ----     ----     ----

Statutory tax rate ..................................    35.0%    35.0%    35.0%
Difference in effective tax rate on foreign earnings
 and remittances ....................................     1.8      2.1      1.4
State and local taxes ...............................     0.1      0.9      1.2
Other, net ..........................................    (0.4)    (1.2)    (0.3)
                                                         ----     ----     ----
Effective tax rate ..................................    36.5%    36.8%    37.3%
                                                         ====     ====     ====

     Income taxes paid were $124,435,000 in 1996, $139,523,000 in 1995 and
$107,347,000 in 1994.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $438,000,000 at December 31, 1996. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

NOTE 8. SHAREHOLDERS' EQUITY

     The following table shows treasury shares acquired and, as appropriate, the use of treasury shares for stock plans:

                                                      NUMBER           AMOUNT
                                                        OF              (IN
                                                      SHARES          THOUSANDS)
                                                    ----------        ----------

      Balance January 1, 1994 ..............        3,701,259         $ 133,803
      Acquisitions .........................          888,583            32,920
      Used for stock plans .................         (292,302)          (10,665)
                                                    ---------         ---------
      Balance December 31, 1994 ............        4,297,540           156,058
      Acquisitions .........................          877,738            42,251
      Used for stock plans .................         (367,273)          (13,453)
                                                    ---------         ---------
      Balance December 31, 1995 ............        4,808,005           184,856
      Acquisitions .........................        1,407,667            62,815
      Used for stock plans .................         (425,349)          (17,131)
                                                    ---------         ---------
      Balance December 31, 1996 ............        5,790,323         $ 230,540
                                                    =========         =========

     Transactions in treasury shares resulted in net charges to Capital in excess of par value of $4,092,000, $3,546,000 and $3,996,000 in 1994, 1995 and
1996, respectively.

     Changes in the cumulative translation adjustment were (in thousands):

       Balance January 1, 1994 ............................   $    448
       Translation adjustments ............................     41,350
                                                              --------
       Balance December 31, 1994 ..........................     41,798
       Translation adjustments ............................     33,251
                                                              --------
       Balance December 31, 1995 ..........................     75,049
       Translation adjustments ............................    (27,494)
                                                              --------
       Balance December 31, 1996 ..........................   $ 47,555
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

     If the Company is involved in a merger or sells more than 50% of its assets or earning power, each right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the acquiring company having a market value of twice the exercise price. If any person or group acquires between 20% and 50% of common stock, the Company's Board of Directors may, at its option, exchange one share of common stock for each right. The rights may be redeemed by the Board of Directors for $0.0033 per right prior to the Flip-in Date. The rights will expire on February 28, 2000, unless previously redeemed by the Board in accordance with the terms of the Rights Agreement.

     Dividends paid per share were $1.36, $1.24 and $1.08 in 1996, 1995 and 1994, respectively.

  NOTE 9. STOCK OPTIONS

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     Stock option transactions were:

                                                                  WEIGHTED
                                      SHARES OF COMMON STOCK     AVERAGE OF
                                     ------------------------   EXERCISE PRICE
                                     AVAILABLE       UNDER        OF SHARES
                                     FOR OPTION      OPTION       UNDER PLAN
                                     ----------     ---------   --------------
Balance January 1, 1994 ...........   2,367,339     2,459,655        $29.64
Granted ...........................    (790,500)      790,500         36.12
Exercised .........................        --        (292,302)        20.84
Terminated ........................      51,149       (51,149)        27.89
Lapsed ............................     (18,621)         --            --
                                      ---------     ---------
Balance December 31, 1994 .........   1,609,367     2,906,704         32.24
Granted ...........................    (804,500)      804,500         49.88
Exercised .........................         --       (367,273)        27.08
Terminated ........................      58,299       (58,299)        34.40
                                      ---------     ---------
Balance December 31, 1995 .........     863,166     3,285,632         37.09
Granted ...........................    (639,500)      639,500         48.06
Exercised .........................         --       (425,349)        29.78
Terminated ........................      13,428       (13,428)        38.21
                                      ---------     ---------
Balance December 31, 1996 .........     237,094     3,486,355        $39.98
                                      =========     =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                              RANGE OF EXERCISE PRICES
                                                              ------------------------
                                                              $10-$30        $30-$50
                                                              -------       ----------
Number outstanding ........................................   370,688       3,115,667
Weighted average remaining contractual life, in years .....       3.6             7.6
Weighted average exercise price ...........................    $23.73          $41.92
Number exercisable ........................................   370,688       1,038,295
Weighted average exercise price ...........................    $23.73          $36.37

     During 1996, options to purchase common stock were granted at exercise prices ranging from $43.38 to $48.13 per share. At December 31, 1996, the price range for shares under option was $13.67 to $49.88; options for 1,408,983 shares were exercisable at that date. During 1996, 425,349 shares of common stock under option were exercised at prices ranging from $13.67 to $38.17.

     Except for certain options granted to foreign employees which can be exercised immediately, options generally become exercisable no earlier than two years from the date of grant. All options expire ten years after date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced by approximately $2,700,000, or $.02 per share in 1996, and $1,200,000, or $.01 per share, in 1995. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1996 and 1995 were $9.98 and $10.89, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows:

                                                           1996    1995
                                                           -----   -----
      Risk-free interest rate ..........................    6.6%    6.4%
      Expected life, in years ..........................    5       5
      Expected volatility ..............................   16.8%   17.6%
      Expected dividend yield ..........................    2.8%    2.5%

NOTE 10. INTERNATIONAL OPERATIONS

                                                      1996 (DOLLARS IN THOUSANDS)
                                      --------------------------------------------------------------
                                       UNITED      WESTERN      OTHER
                                       STATES       EUROPE     FOREIGN   ELIMINATIONS   CONSOLIDATED
                                      --------     --------    --------  ------------   ------------
Sales to unaffiliated customers ....  $439,695     $589,279    $407,079    $    --       $1,436,053
Transfers between areas ............    65,020      101,122      12,745     (178,887)          --
                                      --------     --------    --------    ---------     ----------
  Total sales ......................  $504,715     $690,401    $419,824    $(178,887)    $1,436,053
                                      ========     ========    ========    =========     ==========
Operating profit ...................  $ 29,984     $189,263    $ 78,616    $  (1,407)    $  296,456
                                      ========     ========    ========    =========
Unallocated expenses ...............                                                         (6,018)
Interest expense ...................                                                         (2,740)
Other income (expense), net ........                                                         11,405
                                                                                         ----------
  Income before taxes on income ....                                                     $  299,103
                                                                                         ==========
Identifiable assets ................  $449,124     $463,892    $351,628    $ (63,086)    $1,201,558
                                      ========     ========    ========    =========
Unallocated assets .................                                                        305,355
                                                                                         ----------
  Total assets .....................                                                     $1,506,913
                                                                                         ==========

                                                          1995 (DOLLARS IN THOUSANDS)
                                          --------------------------------------------------------------
                                          UNITED        WESTERN     OTHER
                                          STATES        EUROPE     FOREIGN    ELIMINATIONS  CONSOLIDATED
                                          ------        -------     -------   ------------  ------------
  Sales to unaffiliated customers ...     $450,644     $604,036    $384,807    $    --       $1,439,487
  Transfers between areas ...........       72,959       96,642      15,143     (184,744)          --
                                          --------     --------    --------    ---------     ----------
    Total sales .....................     $523,603     $700,678    $399,950    $(184,744)    $1,439,487
                                          ========     ========    ========    =========     ==========
  Operating profit ..................     $106,739     $203,131    $ 84,269    $  (3,437)    $  390,702
                                          ========     ========    ========    =========
  Unallocated expenses ..............                                                            (6,690)
  Interest expense ..................                                                            (3,160)
  Other income (expense), net .......                                                            12,871
                                                                                             ----------
    Income before taxes on income ...                                                        $  393,723
                                                                                             ==========
  Identifiable assets ...............     $492,751     $437,589    $378,209    $ (58,753)    $1,249,796
                                          ========     ========    ========    =========
  Unallocated assets ................                                                           284,473
                                                                                             ----------
    Total assets ....................                                                        $1,534,269
                                                                                             ==========



                                                                1994 (DOLLARS IN THOUSANDS)
                                          --------------------------------------------------------------
                                          UNITED        WESTERN      OTHER
                                          STATES         EUROPE     FOREIGN    ELIMINATIONS CONSOLIDATED
                                          --------     --------    ---------   ------------ ------------

  Sales to unaffiliated customers ...     $428,156     $537,258    $349,823    $    --       $1,315,237
  Transfers between areas ...........       69,969       76,442      10,488     (156,899)           --
                                          --------     --------    --------     --------     ----------
    Total sales .....................     $498,125     $613,700    $360,311    $(156,899)    $1,315,237
                                          ========     ========    ========    =========     ==========
  Operating profit ..................     $105,903     $167,483    $ 83,554    $  (2,515)    $  354,425
                                          ========     ========    ========    =========
  Unallocated expenses ..............                                                            (5,812)
  Interest expense ..................                                                           (13,470)
  Other income (expense), net .......                                                            25,213
                                                                                             ----------
    Income before taxes on income ...                                                        $  360,356
                                                                                             ==========
  Identifiable assets ...............     $428,539     $423,807    $286,724    $ (31,984)    $1,107,086
                                          ========     ========    ========    =========
  Unallocated assets ................                                                           292,639
                                                                                             ----------
    Total assets ....................                                                        $1,399,725
                                                                                             ==========

     In 1996, operating profit (United States, Other Foreign and Consolidated) reflects the nonrecurring charge of $49,707,000 for expanding and streamlining the Company's aroma chemical production facilities.

     Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. Unallocated assets are principally cash and short-term investments. Net foreign exchange losses of $668,000 in 1996, $2,535,000 in 1995, and net gains of $13,543,000 in 1994 are included in other income.

     Worldwide sales to the Company's largest customer amounted to 12%, 11% and 13% of worldwide net sales in 1996, 1995 and 1994, respectively.

NOTE 11. RETIREMENT BENEFITS

     The Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees. Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; however, such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by balance sheet accruals. Contributions to defined contribution plans are mainly determined as a percentage of profits.

     Pension expense included the following components:

                                                 U.S. PLANS                      NON-U.S. PLANS
                                     --------------------------------   --------------------------------
                                        1996        1995      1994         1996        1995      1994
                                     --------     --------  ---------   --------    ---------  --------
                                                           (DOLLARS IN THOUSANDS)

Service cost for benefits earned .   $  4,516     $  4,449   $  4,784    $  5,379    $  4,993  $  4,078
Interest cost on projected benefit
 obligation ......................     10,180        8,954      8,210      10,572      10,333     8,658
Actual return on plan assets .....    (22,871)     (24,674)       676     (11,128)     (9,769)   (8,576)
Net amortization and deferrals ...     11,916       14,700     (9,982)        312         348       261
                                     --------     --------   --------    --------    --------  --------
Defined benefit plans ............      3,741        3,429      3,688       5,135       5,905     4,421
Defined contribution and other
 retirement plans ................      2,297        2,288      2,165       3,447       2,332     2,761
                                     --------     --------   --------    --------    --------  --------
Total pension expense ............   $  6,038     $  5,717   $  5,853    $  8,582    $  8,237  $  7,182
                                     ========     ========   ========    ========    ========  ========

     The funded status of pension plans at December 31 was:

                                                                              U.S. PLANS             NON-U.S. PLANS
                                                                     ------------------------     ---------------------
                                                                        1996         1995           1996        1995
                                                                      --------     ---------      --------    ---------
                                                                                    (DOLLARS IN THOUSANDS)

Actuarial present value of benefit obligation:
 Vested benefit obligation ......................................    $ 105,921     $  98,059      $ 113,370    $ 101,764
 Non-vested benefit obligation ..................................        6,604         5,227          4,587        7,003
                                                                     ---------     ---------      ---------    ---------
 Accumulated benefit obligation .................................    $ 112,525     $ 103,286      $ 117,957    $ 108,767
                                                                     =========     =========      =========    =========
Projected benefit obligation ....................................    $ 133,968     $ 126,330      $ 156,827    $ 148,324
Plan assets at fair value .......................................      164,334       145,785        148,094      137,239
                                                                     ---------     ---------      ---------    ---------
Plan assets in excess of (less than) projected benefit obligation       30,366        19,455         (8,733)     (11,085)
Unrecognized net (gain) loss ....................................      (23,232)       (5,677)         4,999        4,461
Remaining balance of unrecognized net (asset) liability
 established at adoption of FAS 87 ..............................       (3,897)       (4,461)         2,042        2,658
                                                                     ---------     ---------      ---------    ---------
    Net pension asset (liability) ...............................    $   3,237     $   9,317      $  (1,692)   $  (3,966)
                                                                     =========     =========      =========    =========

     Principal actuarial assumptions used to determine the above data were:

                                                                           U.S. PLANS               NON-U.S. PLANS
                                                                     ---------------------      ---------------------
                                                                        1996       1995           1996        1995
                                                                      --------   ---------      --------    ---------
                                                                                  (DOLLARS IN THOUSANDS)

  Discount rate .............................................           8.0%        7.5%        4.5%-8.0%    5.0%-8.5%
  Weighted average rate of compensation increase ............           4.5%        4.5%        3.0%-6.0%    3.0%-6.0%
  Long-term rate of return on plan assets ...................           8.0%        8.0%        3.5%-8.0%    4.5%-8.0%


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

     Expense recognized for postretirement benefits other than pensions included the following components:

                                                 1996        1995          1994
                                                ------      ------        ------
                                                     (DOLLARS IN THOUSANDS)
Service cost for benefits earned ........       $1,368       $1,176       $1,189
Interest on benefit obligation ..........        3,377        3,079        3,110
Net amortization and deferrals ..........          138         --           --
                                                ------       ------       ------
  Total benefit expense .................       $4,883       $4,255       $4,299
                                                ======       ======       ======


     The components of the benefit obligation of the U.S. plan, included in Retirement and other liabilities, at December 31 were:


                                                     1996      1995
                                                    -------   -------
                                                   (DOLLARS IN THOUSANDS)

          Retirees                                  $18,204   $18,685
          Active employees eligible to retire         9,948     8,519
          Other active employees                     17,787    18,130
                                                    -------   -------
          Accumulated benefit obligation             45,939    45,334
          Unrecognized net loss                      (2,858)   (7,344)
                                                    -------   -------
            Net benefit liability                   $43,081   $37,990
                                                    =======   =======

     Principal actuarial assumptions used to determine the above data were:

                                                                  1996      1995
                                                                ------    ------
Discount rate ................................................    8.0%      7.5%
Initial medical cost trend rate ..............................    8.8%      9.5%
Ultimate medical cost trend rate .............................    5.0%      5.0%
Medical cost trend rate decreases to ultimate rate in year....    2001      2001

     The effect of a one percent increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation by approximately $7,000,000; the annual service and interest cost would not be materially affected.

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company sometimes uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1996 and 1995, the value of outstanding foreign currency exchange contracts was not material.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of INTERNATIONAL FLAVORS & FRAGRANCES INC.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 11 present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036
January 30, 1997


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a) See Item 8 on page 11.
     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.
     (c) Exhibits.
     (d) Not applicable.

  NUMBER
  ------

   3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   3(c)       Amendment to By-laws adopted December 12, 1996.

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

  10(k) Agreement dated as of July 22, 1996 between Registrant and Hugh R. Kirkpatrick, former Senior Vice-President and Director of Registrant.

  11          Not applicable.

  12          Not applicable.

  13          Not applicable.

  16          Not applicable.

  18          Not applicable.

  21          List of Principal Subsidiaries. See page E-1 of this Form 10-K.

  22          Not applicable.

  23          Consent of Price Waterhouse LLP. See page 29 of this Form 10-K.

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

                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                                    (REGISTRANT)

                                    By         /s/ THOMAS H. HOPPEL
                                      -----------------------------------------
                                                  THOMAS H. HOPPEL
                                      VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER
Dated: March 27, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

PRINCIPAL EXECUTIVE OFFICER:

        EUGENE P. GRISANTI
President and Chairman of the Board

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                    THOMAS H. HOPPEL                         By   /s/ GEORGE ROWE, JR.
                                                               --------------------------
Vice-President and Chief Financial Officer and Director               GEORGE ROWE, JR.
                                                                      ATTORNEY-IN-FACT

DIRECTORS:

        MARGARET HAYES ADAME
         BRIAN D. CHADBOURNE
         ROBIN CHANDLER DUKE
         RICHARD M. FURLAUD
           HERBERT G. REID                                        March 27, 1997
          GEORGE ROWE, JR.
      STANLEY M. RUMBOUGH, JR.
       HENRY P. VAN AMERINGEN
        HENDRIK C. VAN BAAREN
      WILLIAM D. VAN DYKE, III

     ORIGINAL POWERS OF ATTORNEY AUTHORIZING GEORGE ROWE, JR. AND STEPHEN A. BLOCK, AND EACH OF THEM, TO SIGN THIS REPORT ON BEHALF OF CERTAIN DIRECTORS AND OFFICERS OF THE REGISTRANT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-66756 and No. 33-47856) and the Registration Statement on Form S-8 (No. 33-54423) of International Flavors & Fragrances Inc. of our report dated January 30, 1997 appearing on page 25 of this Form 10-K.


PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036

March 27, 1997

                                                                   SCHEDULE VIII

           INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN THOUSANDS OF DOLLARS)

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                     ADDITIONS                   TRANS-
                                       BALANCE AT    CHARGED TO                  LATION     BALANCE
                                       BEGINNING     COSTS AND      ACCOUNTS     ADJUST-    AT END
                                       OF PERIOD      EXPENSES     WRITTEN OFF    MENTS    OF PERIOD
                                       ----------    ----------    -----------   -------   ---------
Allowance for doubtful accounts ......   $8,602        $1,564        $1,290       ($143)     $8,733
                                         ======        ======        ======       =====      ======

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                     ADDITIONS                   TRANS-
                                       BALANCE AT    CHARGED TO                  LATION     BALANCE
                                       BEGINNING     COSTS AND      ACCOUNTS     ADJUST-    AT END
                                       OF PERIOD      EXPENSES     WRITTEN OFF    MENTS    OF PERIOD
                                       ----------    ----------    -----------   -------   ---------
Allowance for doubtful accounts ......   $7,448        $1,632        $  700       $ 222      $8,602
                                         ======        ======        ======       =====      ======


                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                                     ADDITIONS                   TRANS-
                                       BALANCE AT    CHARGED TO                  LATION     BALANCE
                                       BEGINNING     COSTS AND      ACCOUNTS     ADJUST-    AT END
                                       OF PERIOD      EXPENSES     WRITTEN OFF    MENTS    OF PERIOD
                                       ----------    ----------    -----------   -------   ---------
Allowance for doubtful accounts ......   $6,314        $1,599        $  724       $ 259      $7,448
                                         ======        ======        ======       =====      ======