Form 10-Q
period 1997-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1997-05-15
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

                               -----------------

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 1997 Commission File Number 1-4858


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

Number of shares outstanding as of May 12, 1997: 109,119,265

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                        3/31/97       12/31/96
                                                       ---------      --------
Assets
Current Assets:
  Cash & Cash Equivalents ........................    $  207,255     $  261,370
  Short-term Investments .........................        54,136         56,613
  Trade Receivables ..............................       290,154        253,484
  Allowance For Doubtful Accounts ................        (7,716)        (8,733)

  Inventories: Raw Materials .....................       213,758        211,124
               Work in Process ...................        18,541         24,644
               Finished Goods ....................       125,853        133,310
                                                      ----------     ----------
               Total Inventories .................       358,152        369,078
  Other Current Assets ...........................        74,925         74,544
                                                      ----------     ----------
  Total Current Assets ...........................       976,906      1,006,356
                                                      ----------     ----------
Property, Plant & Equipment, At Cost .............       853,575        878,224
Accumulated Depreciation .........................      (400,177)      (410,427)
                                                      ----------     ----------
                                                         453,398        467,797
Other Assets .....................................        33,480         32,760
                                                      ----------     ----------
Total Assets .....................................    $1,463,784     $1,506,913
                                                      ==========     ==========

Liabilities and Shareholders' Equity
Current Liabilities:
  Bank Loans .....................................    $   18,282     $   18,929
  Accounts Payable-Trade .........................        62,052         57,681
  Dividends Payable ..............................        39,393         39,628
  Income Taxes ...................................        70,635         56,832
  Other Current Liabilities ......................        94,679        107,394
                                                      ----------     ----------
  Total Current Liabilities ......................       285,041        280,464
                                                      ----------     ----------

Other Liabilities:
  Deferred Income Taxes ..........................        16,914         16,941
  Long-term Debt .................................         6,977          8,289
  Retirement and Other Liabilities ...............       125,206        124,682
                                                      ----------     ----------
Total Other Liabilities ..........................       149,097        149,912
                                                      ----------     ----------
Shareholders' Equity:
Common Stock (115,761,840 shares issued in '97
 and in '96) .....................................        14,470         14,470
Capital in Excess of Par Value ...................       138,694        138,480
Restricted Stock .................................       (10,688)            --
Retained Earnings ................................     1,130,423      1,106,572
Cumulative Translation Adjustment ................        17,428         47,555
                                                      ----------     ----------
                                                       1,290,327      1,307,077
 Treasury Stock, at cost -- 6,418,087 shares
   in '97 and 5,790,323 in '96 ...................      (260,681)      (230,540)
                                                      ----------     ----------
 Total Shareholders' Equity ......................     1,029,646      1,076,537
                                                      ----------     ----------
Total Liabilities and Shareholders' Equity .......    $1,463,784     $1,506,913
                                                      ==========     ==========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        3 Months Ended 3/31
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
Net Sales ........................................    $382,813       $382,767
                                                      --------       --------
Cost of Goods Sold ...............................     207,293        204,071
Research and Development Expenses ................      23,573         22,949
Selling and Administrative Expenses ..............      56,330         55,321
Interest Expense .................................         559            546
Other (Income) Expense, Net ......................      (4,071)        (4,414)
                                                      --------       --------
                                                       283,684        278,473
                                                      --------       --------
Income Before Taxes on Income ....................      99,129        104,294
Taxes on Income ..................................      35,885         38,130
                                                      --------       --------
Net Income .......................................    $ 63,244       $ 66,164
                                                      ========       ========
Earnings Per Share ...............................       $0.58          $0.60
Average Number of Shares Outstanding (000's) .....     109,704        111,000
Dividends Paid Per Share .........................       $0.36          $0.34


See Notes to Consolidated Financial Statements

                                                                               3
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                   3 Months Ended 3/31
                                                                                  ----------------------
                                                                                    1997         1996
                                                                                  ---------    ---------
Cash Flows From Operating Activities:
Net Income ....................................................................   $  63,244    $  66,164

Adjustments to Reconcile to Net Cash Provided by Operations:
  Depreciation ................................................................      12,296       11,660
  Deferred Income Taxes .......................................................         376        7,301
  Changes in Assets and Liabilities:
    Current Receivables .......................................................     (47,100)     (42,780)
    Inventories ...............................................................       1,491       10,179
    Current Payables ..........................................................      11,024       (5,168)
    Other, Net ................................................................       1,504         (341)
                                                                                  ---------    ---------
Net Cash Provided by Operations ...............................................      42,835       47,015
                                                                                  ---------    ---------
Cash Flows From Investing Activities:
Proceeds From Sales/Maturities of Short-term Investments ......................       3,037        2,033
Purchases of Short-term Investments ...........................................      (1,746)     (12,336)
Additions to Property, Plant & Equipment,
 Net of Minor Disposals .......................................................      (9,620)     (20,915)
                                                                                  ---------    ---------
Net Cash Used in Investing Activities .........................................      (8,329)     (31,218)
                                                                                  ---------    ---------
Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders ...........................................     (39,628)     (37,749)
(Decrease) Increase in Bank Loans .............................................        (171)       2,986
Decrease in Long-term Debt ....................................................        (884)        (998)
Proceeds From Issuance of Stock Under Stock Option Plans ......................       4,588        2,987
Purchase of Treasury Stock ....................................................     (45,880)         (96)
                                                                                  ---------    ---------
Net Cash Used In Financing Activities .........................................     (81,975)     (32,870)
                                                                                  ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents ..................      (6,646)      (4,111)
                                                                                  ---------    ---------
Net Change in Cash and Cash Equivalents .......................................     (54,115)     (21,184)
Cash and Cash Equivalents at Beginning of Year ................................     261,370      251,430
                                                                                  ---------    ---------
Cash and Cash Equivalents at End of Period ....................................   $ 207,255    $ 230,246
                                                                                  =========    =========
Interest Paid .................................................................   $     533    $     572
Income Taxes Paid .............................................................   $  17,555    $  23,279


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1996 Annual Report to Shareholders. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share, which is effective for both interim and annual periods ending after December 15, 1997. FAS 128 simplifies the rules of computing earnings per share and prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the income statement. The Company is studying the implications of FAS 128 but does not believe the impact on earnings per share will be material.

Effective January 1, 1997, the Company adopted Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities issued by the American Institute of Certified Public Accountants. SOP 96-1 establishes guidance for when environmental liabilities should be recorded and the factors to be considered in determining amounts recognized. The effect of adopting this standard was not material to the Company.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). At December 31, 1996, the remaining balance in the reserve was as follows:

        Employee related ..................................  $10,069,000
        Closing manufacturing plants ......................   32,632,000
                                                             -----------
        Total .............................................  $42,701,000
                                                             ===========

Utilization of the reserve since December 31, 1996 has not been material.

In connection with an employment contract, the Company made a restricted stock award effective January 1, 1997. The restrictions generally relate to continuous employment and expire over a five year period from the date of grant. Compensation expense is recognized over the restricted period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the first quarter of 1997 were $382,813,000, compared to $382,767,000 in the 1996 first quarter. Sales in the first quarter of 1997 were affected by the translation of local currency sales gains into the stronger U.S. dollar. If the dollar exchange rate had remained the same during these periods, worldwide sales would have increased approximately 5% over the sales reported in the first quarter of last year. Local sales increases were achieved in all geographic areas, and were particularly strong in Western Europe in both flavor and fragrance products. Sales, margins and earnings are also being affected by highly competitive conditions for aroma chemicals, which have caused the Company to lower prices for certain aroma chemicals.

Net income for the first quarter of 1997 totaled $63,244,000 compared to $66,164,000 in the prior year first quarter. Earnings per share for the quarter were $.58, as compared to $.60 in the prior year quarter. Net income per share in 1997, also affected by the stronger U.S. dollar, was slightly below the first quarter of 1996.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1997 and 1996 are detailed below.

                                                     First Quarter
                                                  --------------------
                                                  1997            1996
                                                  ----            ----
     Cost of Goods Sold ........................  54.1%           53.3%
     Research and Development Expense ..........   6.2%            6.0%
     Selling and Administrative Expense ........  14.7%           14.5%

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). At December 31, 1996, the remaining balance in the reserve was as follows:

      Employee related ....................................  $10,069,000
      Closing manufacturing plants ........................   32,632,000
                                                             -----------
      Total ...............................................  $42,701,000
                                                             ===========

Utilization of the reserve since December 31, 1996 has not been material.

Financial Condition

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $261,391,000 at March 31, 1997. At March 31, 1997, working capital was $691,865,000 compared to $725,892,000 at December 31, 1996. Gross additions to property, plant and equipment during the first quarter of 1997 were $9,717,000. In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which has been in effect since 1992, was completed in the first quarter of 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

In January 1997, the Company's cash dividend was increased 5.9% to an annual rate of $1.44 per share, and $.36 per share was paid to shareholders in the first quarter of 1997. The Company anticipates that its growth, capital expenditure programs and share repurchase programs will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at March 31, 1997 was $17,428,000 compared to $47,555,000 at December 31, 1996. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                                                                               7



PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             Number                                 Description
             ------                                 -----------
               4(a)     Shareholder Protection Rights Agreement dated as of February 20,
                        1990 between Registrant and The Bank of New York, as Rights Agent.

               4(b)     Amendment No.1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement.

               4(d)     Specimen certificates of Registrant's Common Stock bearing legend notifying of
                        Shareholder Protection Rights Agreement.

               10(a)    Agreement dated as of January 1, 1997 between Registrant and Eugene P. Grisanti,
                        Chairman and President of Registrant.

               10(b)    Form of Executive Severance Agreement approved by Registrant's Board of Directors on
                        February 14, 1989.

               10(c)    Registrant's Executive Death Benefit Plan effective July 1, 1990.

               10(d)    Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on
                        November 14, 1989.

               10(e)    Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986.

               10(h)    Stock Option Plan for Non-Employee Directors.

               10(i)    Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of
                        Directors on September 15, 1981.

               27       Financial Data Schedule (EDGAR version only).

         (b) Reports on Form 8-K

             Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 14, 1997            By: /s/ THOMAS H. HOPPEL
                                   -----------------------------------------
                                   Thomas H. Hoppel, Vice-President and Chief
                                     Financial Officer


Dated: May 14, 1997            By: /s/ STEPHEN A. BLOCK
                                   -----------------------------------------
                                   Stephen A. Block, Vice-President Law and
                                     Secretary

                                 EXHIBIT INDEX

  EXHIBIT                        DESCRIPTION
  -------                        -----------


   4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent.

   4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement.


   4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement.

  10(a) Agreement dated as of January 1, 1997 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant.

  10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989.

  10(c)       Registrant's Executive Death Benefit Plan effective July 1, 1990.

  10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989.

  10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986.


  10(h)       Stock Option Plan for Non-Employee Directors.

  10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981.

  27          Financial Data Schedule (EDGAR version only).