Form 10-Q
period 1997-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1997-08-13
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1997 Commission File Number 1-4858


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

Number of shares outstanding as of August 8, 1997: 109,279,253

================================================================================

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                         6/30/97      12/31/96
                                                       ----------    ----------
Assets
------
Current Assets:
   Cash & Cash Equivalents .........................   $  208,529    $  261,370
   Short-term Investments ..........................       46,326        56,613
   Trade Receivables ...............................      305,217       253,484
   Allowance For Doubtful Accounts .................       (7,674)       (8,733)

   Inventories:  Raw Materials .....................      201,734       211,124
                 Work in Process ...................       16,519        24,644
                 Finished Goods ....................      131,248       133,310
                                                       ----------    ----------
                 Total Inventories .................      349,501       369,078
   Other Current Assets ............................       90,477        74,544
                                                       ----------    ----------
   Total Current Assets ............................      992,376     1,006,356
                                                       ----------    ----------
Property, Plant & Equipment, At Cost ...............      859,233       878,224
Accumulated Depreciation ...........................     (406,487)     (410,427)
                                                       ----------    ----------
                                                          452,746       467,797
Other Assets .......................................       33,702        32,760
                                                       ----------    ----------
Total Assets .......................................   $1,478,824    $1,506,913
                                                       ==========    ==========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans ......................................   $   22,903    $   18,929
   Accounts Payable-Trade ..........................       62,190        57,681
   Dividends Payable ...............................       39,300        39,628
   Income Taxes ....................................       77,445        56,832
   Other Current Liabilities .......................       99,820       107,394
                                                       ----------    ----------
   Total Current Liabilities .......................      301,658       280,464
                                                       ----------    ----------
Other Liabilities:
   Deferred Income Taxes ...........................       15,043        16,941
   Long-term Debt ..................................        7,351         8,289
   Retirement and Other Liabilities ................      124,654       124,682
                                                       ----------    ----------
Total Other Liabilities ............................      147,048       149,912
                                                       ----------    ----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued in '97
      and in '96) ..................................       14,470        14,470
   Capital in Excess of Par Value ..................      137,547       138,480
   Restricted Stock ................................      (10,125)          --
   Retained Earnings ...............................    1,154,432     1,106,572
   Cumulative Translation Adjustment ...............        4,283        47,555
                                                       ----------    ----------
                                                        1,300,607     1,307,077
   Treasury Stock, at cost--6,644,763 shares
      in '97 and 5,790,323 in '96 ..................     (270,489)     (230,540)
                                                       ----------    ----------
   Total Shareholders' Equity ......................    1,030,118     1,076,537
                                                       ----------    ----------
Total Liabilities and Shareholders' Equity .........   $1,478,824    $1,506,913
                                                       ==========    ==========


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     3 Months Ended 6/30
                                                  ------------------------
                                                    1997            1996
                                                  --------        --------
Net Sales .....................................   $381,470        $374,397
                                                  --------        --------
Cost of Goods Sold ............................    204,055         201,807
Research and Development Expenses .............     23,496          23,096
Selling and Administrative Expenses ...........     57,001          55,355
Nonrecurring Charge ...........................       --            49,707
Interest Expense ..............................        618             747
Other (Income) Expense, Net ...................     (2,497)         (2,699)
                                                  --------        --------
                                                   282,673         328,013
                                                  --------        --------
Income Before Taxes on Income .................     98,797          46,384
Taxes on Income ...............................     35,488          16,681
                                                  --------        --------
Net Income ....................................   $ 63,309        $ 29,703
                                                  ========        ========
Earnings Per Share ............................      $0.58           $0.26

Dividends Paid Per Share ......................      $0.36           $0.34


                                                     6 Months Ended 6/30
                                                  ------------------------
                                                    1997            1996
                                                  --------        --------
Net Sales .....................................   $764,283        $757,164
                                                  --------        --------
Cost of Goods Sold ............................    411,348         405,878
Research and Development Expenses .............     47,069          46,045
Selling and Administrative Expenses ...........    113,331         110,676
Nonrecurring Charge ...........................       --            49,707
Interest Expense ..............................      1,177           1,293
Other (Income) Expense, Net ...................     (6,568)         (7,113)
                                                  --------        --------
                                                   566,357         606,486
                                                  --------        --------
Income Before Taxes on Income .................    197,926         150,678
Taxes on Income ...............................     71,373          54,811
                                                  --------        --------
Net Income ....................................   $126,553        $ 95,867
                                                  ========        ========
Earnings Per Share ............................      $1.16           $0.86

Average Number of Shares Outstanding (000's) ..    109,420         111,032

Dividends Paid Per Share ......................      $0.72           $0.68


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                            6 Months Ended 6/30
                                                           --------------------
                                                              1997       1996
                                                           ---------   --------
Cash Flows From Operating Activities:
-------------------------------------
Net Income .............................................   $ 126,553   $ 95,867

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Nonrecurring Charge ..............................        --       49,707
      Depreciation .....................................      24,765     23,078
      Deferred Income Taxes ............................      (2,071)   (11,263)
      Changes in Assets and Liabilities:
         Current Receivables ...........................     (80,435)   (51,696)
         Inventories ...................................       5,522     25,410
         Current Payables ..............................      26,421         99
         Other, Net ....................................         360       (444)
                                                           ---------   --------
Net Cash Provided by Operations ........................     101,115    130,758
                                                           ---------   --------
Cash Flows From Investing Activities:
-------------------------------------
Proceeds From Sales/Maturities of Short-term
  Investments ..........................................      14,573     12,424
Purchases of Short-term Investments ....................      (4,900)   (43,830)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ...............................     (24,131)   (45,278)
                                                           ---------   --------
Net Cash Used in Investing Activities ..................     (14,458)   (76,684)
                                                           ---------   --------
Cash Flows From Financing Activities:
-------------------------------------
Cash Dividends Paid to Shareholders ....................     (79,021)   (75,503)
Increase in Bank Loans .................................       3,979      4,937
Decrease in Long-term Debt .............................      (1,008)    (1,138)
Proceeds From Issuance of Stock Under Stock
   Option Plans ........................................       7,389      6,288
Purchase of Treasury Stock .............................     (59,752)    (5,319)
                                                           ---------   --------
Net Cash Used In Financing Activities ..................    (128,413)   (70,735)
                                                           ---------   --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents ..........................................     (11,085)    (7,969)
                                                           ---------   --------
Net Change in Cash and Cash Equivalents ................     (52,841)   (24,630)

Cash and Cash Equivalents at Beginning of Year .........     261,370    251,430
                                                           ---------   --------
Cash and Cash Equivalents at End of Period .............   $ 208,529   $226,800
                                                           =========   ========
Interest Paid ..........................................   $   1,090   $  1,263

Income Taxes Paid ......................................   $  46,816   $ 48,451


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

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (FAS 130) and 131 (FAS 131), Reporting Comprehensive Income, and Disclosures about Segments of an Enterprise and Related Information, respectively. FAS 130 establishes standards for reporting and display of comprehensive income and its components, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately in the statement of financial position. FAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that such enterprises report selected information about operating segments in interim reports to shareholders. Both standards are effective for periods beginning after December 15, 1997. The Company is currently evaluating the standards and the reporting implications thereof.

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

            Employee related ......................  $10,069,000
            Closing manufacturing plants ..........   32,632,000
                                                     -----------
              Total ...............................  $42,701,000
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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operations

Worldwide net sales for the second quarter of 1997 were $381,470,000, compared to $374,397,000 in the 1996 second quarter. For the first six months of 1997, net sales totaled $764,283,000, compared to $757,164,000 for the six month period in 1996. Sales in the second quarter and first six months of 1997 were affected by the translation of local currency sales gains into the stronger U.S. dollar. If the dollar exchange rate had remained the same during these periods, worldwide sales would have increased approximately 6% and 5%, respectively, over the sales reported in the comparable periods last year. Local sales increases were particularly strong in the emerging market areas of Latin America and the Far East, with good increases also achieved in Western Europe.

Net income for the second quarter of 1997 totaled $63,309,000 compared to $61,018,000 in the prior year second quarter; net income for the first six months of 1997 totaled $126,553,000 compared to $127,182,000 for the comparable 1996 period. Earnings per share for the second quarter and first six months of 1997 were $.58 and $1.16, as compared to $.55 and $1.15 per share in the prior year quarter and six month periods, respectively. The 1996 amounts exclude the effect of the one-time charge to second quarter earnings for streamlining the Company's aroma chemical operations; including this charge, net income for the second quarter and six months ended June 30, 1996 was $29,703,000 and $95,867,000, respectively, and earnings per share were $.26 and $.86, respectively.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1997 and 1996 remained fairly constant, especially on an overall basis.

                                                            First Half
                                                        -----------------
                                                        1997         1996
                                                        ----         ----
      Cost of Goods Sold ............................   53.8%        53.6%
      Research and Development Expense ..............    6.2%         6.1%
      Selling and Administrative Expense ............   14.8%        14.6%

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


             Employee related .....................   $10,069,000
             Closing manufacturing plants .........    32,632,000
                                                      -----------
               Total ..............................   $42,701,000
                                                      ===========

Utilization of the reserve since December 31, 1996 has not been material.

Financial Condition

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $254,855,000 at June 30, 1997. At June 30, 1997, working capital was $690,718,000 compared to $725,892,000 at December 31, 1996. Gross additions to property, plant and equipment during the first half of 1997 were $24,390,000. In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which has been in effect since 1992, was completed in the first quarter of 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

In January 1997, the Company's cash dividend was increased 5.9% to an annual rate of $1.44 per share, and $.36 per share was paid to shareholders in both the first and second quarters of 1997. The Company anticipates that its growth, capital expenditure programs and share repurchase programs will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at June 30, 1997 was $4,283,000 compared to $47,555,000 at December 31, 1996. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of Registrant's shareholders held Thursday, May 8, 1997, at which 99,156,961 shares, or 90.2%, of Registrant's Common Stock were represented in person or by proxy, the 12 nominees for director of Registrant, as listed in Registrant's proxy statement dated March 27, 1997 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.

At such annual meeting, the shareholders also voted with respect to the other matter submitted for shareholder consideration as follows, the vote being legally sufficient to adopt the proposal:

          Proposal to approve registrant's 1997 Employee Stock
          Option Plan, covering up to 3.5 million shares of Registrant's Common Stock.


                                                 No. of Shares
                                                 -------------
          FOR .................................   95,774,417

          AGAINST .............................    2,532,442

          ABSTAIN AND NON-VOTING ..............      850,102

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number
          ------
           3(a) Amendment to By-laws adopted May 8, 1997.

          10(a) Registrant's 1997 Employee Stock Option Plan incorporated by reference to Exhibit A to the Proxy Statement of Registrant dated April 27, 1997 (File No. 1-4858).

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


                          INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: August 13, 1997    By: /s/ THOMAS H. HOPPEL
                              --------------------------------------------------
                              Thomas H. Hoppel, Vice-President and Chief
                              Financial Officer



Dated: August 13, 1997    By: /s/ STEPHEN A. BLOCK
                              --------------------------------------------------
                              Stephen A. Block, Vice-President Law and Secretary