Form 10-Q
period 1997-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1997-11-14
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997


                          Commission file number 1-4858


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


             NEW YORK                                            13-1432060
    ---------------------------                              -------------------
   (State or other jurisdiction                                 (IRS Employer
         or organization)                                    identification No.)


 521 WEST 57TH STREET, NEW YORK, N.Y.                            10019-2960
---------------------------------------                          ----------
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


       Number of shares outstanding as of November 10, 1997: 109,178,599

================================================================================

                                                                               1
                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                        9/30/97       12/31/96
                                                       ----------    ----------
Assets

Current Assets:
   Cash & Cash Equivalents .........................   $  233,459    $  261,370
   Short-term Investments ..........................       47,063        56,613
   Trade Receivables ...............................      281,396       253,484
   Allowance For Doubtful Accounts .................       (7,706)       (8,733)

   Inventories:  Raw Materials .....................      198,105       211,124
                 Work in Process ...................       16,379        24,644
                 Finished Goods ....................      141,993       133,310
                                                       ----------    ----------
                 Total Inventories .................      356,477       369,078
   Other Current Assets ............................       82,727        74,544
                                                       ----------    ----------
   Total Current Assets ............................      993,416     1,006,356
                                                       ----------    ----------
Property, Plant & Equipment, At Cost ...............      859,357       878,224
Accumulated Depreciation ...........................     (412,872)     (410,427)
                                                       ----------    ----------
                                                          446,485       467,797
Other Assets .......................................       33,506        32,760
                                                       ----------    ----------
Total Assets .......................................   $1,473,407    $1,506,913
                                                       ==========    ==========

Liabilities and Shareholders' Equity

Current Liabilities:
   Bank Loans ......................................   $   18,674    $   18,929
   Accounts Payable-Trade ..........................       58,804        57,681
   Dividends Payable ...............................       39,353        39,628
   Income Taxes ....................................       69,238        56,832
   Other Current Liabilities .......................      104,733       107,394
                                                       ----------    ----------
   Total Current Liabilities .......................      290,802       280,464
                                                       ----------    ----------
Other Liabilities:
   Deferred Income Taxes ...........................       17,087        16,941
   Long-term Debt ..................................        6,080         8,289
   Retirement and Other Liabilities ................      126,284       124,682
                                                       ----------    ----------
Total Other Liabilities ............................      149,451       149,912
                                                       ----------    ----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued in '97
      and in '96) ..................................       14,470        14,470
   Capital in Excess of Par Value ..................      136,163       138,480
   Restricted Stock ................................       (9,563)         --
   Retained Earnings ...............................    1,171,794     1,106,572
   Cumulative Translation Adjustment ...............      (13,518)       47,555
                                                       ----------    ----------
                                                        1,299,346     1,307,077
   Treasury Stock, at cost -- 6,522,541 shares
      in '97 and 5,790,323 in '96 ..................     (266,192)     (230,540)
                                                       ----------    ----------
   Total Shareholders' Equity ......................    1,033,154     1,076,537
                                                       ----------    ----------
Total Liabilities and Shareholders' Equity .........   $1,473,407    $1,506,913
                                                       ==========    ==========


                 See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (Dollars in thousands except per share amounts)


                                                        3 Months Ended 9/30
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Net Sales ......................................    $   356,242     $   354,865
                                                    -----------     -----------
Cost of Goods Sold .............................        191,978         193,768
Research and Development Expenses ..............         23,068          23,431
Selling and Administrative Expenses ............         54,913          55,714
Interest Expense ...............................            737             800
Other (Income) Expense, Net ....................         (2,349)         (2,494)
                                                    -----------     -----------
                                                        268,347         271,219
                                                    -----------     -----------
Income Before Taxes on Income ..................         87,895          83,646
Taxes on Income ................................         31,180          30,531
                                                    -----------     -----------
Net Income .....................................    $    56,715     $    53,115
                                                    ===========     ===========
Earnings Per Share .............................          $0.52           $0.48

Dividends Paid Per Share .......................          $0.36           $0.34


                                                        9 Months Ended 9/30
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Net Sales ......................................    $ 1,120,525     $ 1,112,029
                                                    -----------     -----------
Cost of Goods Sold .............................        603,326         599,646
Research and Development Expenses ..............         70,137          69,476
Selling and Administrative Expenses ............        168,244         166,390
Nonrecurring Charge ............................           --            49,707
Interest Expense ...............................          1,914           2,093
Other (Income) Expense, Net ....................         (8,917)         (9,607)
                                                    -----------     -----------
                                                        834,704         877,705
                                                    -----------     -----------
Income Before Taxes on Income ..................        285,821         234,324
Taxes on Income ................................        102,553          85,342
                                                    -----------     -----------
Net Income .....................................    $   183,268     $   148,982
                                                    ===========     ===========
Earnings Per Share .............................          $1.68           $1.34

Average Number of Shares Outstanding (000's) ...        109,365         110,933

Dividends Paid Per Share .......................          $1.08           $1.02



                 See Notes to Consolidated Financial Statements



                                                                               3
                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                 9 Months Ended 9/30
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------
Cash Flows From Operating Activities:
Net Income .................................................   $ 183,268    $ 148,982

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Nonrecurring Charge ..................................        --         49,707
      Depreciation .........................................      37,511       34,674
      Deferred Income Taxes ................................       2,285      (12,340)
      Changes in Assets and Liabilities:
         Current Receivables ...............................     (64,215)     (30,606)
         Inventories .......................................      (8,489)      29,312
         Current Payables ..................................      25,716        1,610
         Other, Net ........................................       6,096        3,520
                                                               ---------    ---------
Net Cash Provided by Operations ............................     182,172      224,859
                                                               ---------    ---------
Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of Short-term Investments ...      17,691       29,804
Purchases of Short-term Investments ........................      (8,341)     (47,400)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ...................................     (37,101)     (63,490)
                                                               ---------    ---------
Net Cash Used in Investing Activities ......................     (27,751)     (81,086)
                                                               ---------    ---------
Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders ........................    (118,321)    (113,276)
Increase in Bank Loans .....................................         166          488
Decrease in Long-term Debt .................................      (1,908)      (2,096)
Proceeds From Issuance of Stock Under Stock Option Plans ...      14,124        7,593
Purchase of Treasury Stock .................................     (63,689)     (32,470)
                                                               ---------    ---------
Net Cash Used In Financing Activities ......................    (169,628)    (139,761)
                                                               ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents     (12,704)      (8,351)
                                                               ---------    ---------
Net Change in Cash and Cash Equivalents ....................     (27,911)      (4,339)
                                                               ---------    ---------
Cash and Cash Equivalents at Beginning of Year .............     261,370      251,430
                                                               ---------    ---------
Cash and Cash Equivalents at End of Period .................   $ 233,459    $ 247,091
                                                               =========    =========
Interest Paid ..............................................   $   1,814    $   2,079

Income Taxes Paid ..........................................   $  83,821    $  92,081


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

            Employee related ...........................    $10,069,000
            Closing manufacturing plants ...............     32,632,000
                                                            -----------
            Total ......................................    $42,701,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 1997 were $356,242,000, compared to $354,865,000 in the 1996 third quarter. For the first nine months of 1997, net sales totaled $1,120,525,000, compared to $1,112,029,000 for the nine month period in 1996. Sales in the third quarter and first nine months of 1997 were affected by the translation of local currency sales gains into the stronger U.S. dollar. If the dollar exchange rate had remained the same during these periods, worldwide sales would have increased approximately 6% and 5%, respectively, over the sales reported in the comparable periods last year.

Net income for the third quarter and the first nine months of 1997, both of which were also affected by the stronger U.S. dollar, totaled $56,715,000 and $183,268,000, compared to $53,115,000 and $180,297,000 in the comparable periods in 1996. Earnings per share for the third quarter and first nine months of 1997 were $.52 and $1.68, as compared to $.48 and $1.63 per share in the prior year quarter and nine month periods, respectively. The 1996 amounts exclude the effect of the one-time charge to second quarter earnings for streamlining the Company's aroma chemical operations; including this charge, net income for the nine months ended September 30, 1996 was $148,982,000 and earnings per share was $1.34.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 1997 and 1996 remained fairly constant.

                                                        FIRST NINE MONTHS
                                                       ------------------
                                                       1997          1996
                                                       ----          ----
      Cost of Goods Sold .........................     53.8%        53.9%
      Research and Development Expense ...........      6.3%         6.2%
      Selling and Administrative Expense .........     15.0%        15.0%

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

            Employee related ........................    $10,069,000
            Closing manufacturing plants ............     32,632,000
                                                         -----------
            Total ...................................    $42,701,000
                                                         ===========

Utilization of the reserve since December 31, 1996 has not been material.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $280,522,000 at September 30, 1997. At September 30, 1997, working capital was $702,614,000 compared to $725,892,000 at December 31, 1996. Gross additions to property, plant and equipment during the first nine months of 1997 were $37,558,000. In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which has been in effect since 1992, was completed in the first quarter of 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

In January 1997, the Company's cash dividend was increased 5.9% to an annual rate of $1.44 per share, and $.36 per share was paid to shareholders in each of the first three quarters of 1997. The Company anticipates that its growth, capital expenditure programs and share repurchase programs will be funded from internal sources.

The cumulative translation adjustment component of Shareholders' Equity at September 30, 1997 was ($13,518,000) compared to $47,555,000 at December 31,
1996. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 14, 1997         By: /s/ THOMAS H. HOPPEL
                                     -----------------------------------------
                                     Thomas H. Hoppel, Vice-President and Chief
                                               Financial Officer


Dated: November 14, 1997        By: /s/ STEPHEN A. BLOCK
                                   -----------------------------------------
                                      Stephen A. Block, Vice-President
                                             Law and Secretary