Form 10-K
period 1997-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1998-03-31
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-4858


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


              NEW YORK                                           13-1432060
  -------------------------------                            -------------------
  (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                            identification No.)


 521 WEST 57TH STREET, NEW YORK, N.Y.                              10019
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 765-5500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                         ON WHICH REGISTERED
-----------------------------------------------          -----------------------
Common Stock, par value 12 1/2 (cent) per share          New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                      NONE
                                ----------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 20, 1998 was $5,083,757,536.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 1998.

      107,878,144 SHARES OF COMMON STOCK, PAR VALUE 12 1/2 (CENT) PER SHARE

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

MARKETS

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air fresheners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1997, sales of fragrance products accounted for approximately 59%, 59%, 57%, 57% and 58%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1997, sales of flavor products accounted for approximately 41%, 41%, 43%, 43% and 42%, respectively, of the Company's total sales.

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

     The work of the perfumers and flavorists is conducted in 30 fragrance and flavor laboratories in 24 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $94,411,000 in 1997, $93,545,000 in 1996 and $90,846,000 in 1995 on its research and development activities, all of which were financed by the Company. These expenditures are expected to increase in 1998 to approximately $100,000,000. Of the amount expended in 1997 on such activities, 58% was for fragrances and the balance was for flavors. The Company employed 811 persons in 1997 and 778 persons in 1996 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 43 sales offices in 32 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1997, 30% of the Company's sales were to customers in North America, 33% in Western Europe and 37% in the rest of the world. See Note 10 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's international operations.

     The Company estimates that during 1997 its 30 largest customers accounted for about 53% of its sales, its four largest customers and their affiliates accounted for about 11%, 6%, 5% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 1998 approximately $4,800,000 in capital projects and $11,800,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 1999 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

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

EMPLOYEE RELATIONS

     The Company at December 31, 1997 employed approximately 4,640 persons, of whom about 1,480 were employed in the United States, 510 in Holland, 270 in England, 260 in France and 2,120 elsewhere. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.




ITEM 2. PROPERTIES.

     The principal manufacturing and research properties of the Company are as follows:


                LOCATION                                            OPERATION
                --------                                            ---------
UNITED STATES

  New York, NY ................................    Fragrance  laboratories.
  Augusta, GA .................................    Production of fragrance chemical ingredients.
  Hazlet, NJ ..................................    Production of fragrance compounds; fragrance laboratories.
  South Brunswick, NJ .........................    Production of flavor ingredients and compounds and
                                                     fruit preparations; flavor laboratories.
  Union Beach, NJ .............................    Research and development center.
  Salem, OR ...................................    Production of fruit and vegetable concentrates, fruit and
                                                     vegetable preparations and flavor ingredients.
  Menomonee Falls, WI .........................    Production of flavor compounds, flavor ingredients,
                                                     bacterial cultures and fruit preparations.

HOLLAND
  Hilversum ...................................    Flavor and fragrance laboratories.
  Tilburg .....................................    Production of flavor and fragrance compounds and
                                                     flavor ingredients.

FRANCE
  Bois-Colombes ...............................    Flavor and fragrance laboratories.
  Dijon .......................................    Production of fragrance compounds, flavor ingredients and
                                                    compounds and fruit preparations.

GERMANY
  Emmerich/Rhein ..............................    Production of fruit preparations and flavor ingredients
                                                     and compounds; flavor laboratories.

GREAT BRITAIN
  Haverhill ...................................    Production of flavor compounds and ingredients, fruit
                                                     preparations and fragrance chemical ingredients; flavor
                                                     laboratories.
IRELAND
  Drogheda ....................................    Production of fragrance compounds.

SPAIN
  Benicarlo ...................................    Production of fragrance chemical ingredients.

SWITZERLAND
  Reinach-Aargau ..............................    Production of fruit preparations and flavor ingredients
                                                     and compounds; flavor laboratories.

ARGENTINA
  Garin .......................................    Production of fruit preparations and flavor ingredients and compounds; production of fragrance compounds; flavor laboratories.

BRAZIL
  Rio de Janeiro ..............................    Production of flavor ingredients and compounds, fruit
                                                     preparations and fragrance compounds; flavor laboratories.
  Sao Paulo ...................................    Fragrance laboratory.
  Taubate .....................................    Production of flavor compounds.

MEXICO
  Tlalnepantla ................................    Production of flavor compounds, fruit preparations and fragrance compounds; flavor and fragrance laboratories.

AUSTRALIA
  Dee Why .....................................    Production of flavor compounds; flavor and fragrance laboratories.





                LOCATION                                            OPERATION
                --------                                            ---------
CHINA
  Guangzhou ...................................     Production of flavor and fragrance compounds; flavor
                                                      laboratories.
  Xin'anjiang .................................     Production of fragrance chemical ingredients.

HONG KONG .....................................     Production of fragrance compounds; fragrance laboratories.

INDONESIA
  Jakarta .....................................     Production of flavor and fragrance compounds and ingredients;
                                                      flavor and fragrance laboratories.

JAPAN
  Tokyo .......................................     Flavor and fragrance laboratories.
  Gotemba .....................................     Production of flavor and fragrance compounds.

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

ITEM 3. LEGAL PROCEEDINGS.

     Various Federal and State authorities and private parties claim that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a total of 10 waste sites operated by third parties located principally in New Jersey and Pennsylvania. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. The private suits generally seek damages for alleged injuries and, in one case now settled, a waste site's owners/operators sought contribution and indemnification for their share of remedial action costs incurred and to be incurred at the site.

     The waste site claims and suits usually involve million dollar amounts, and most of them are asserted against many potentially responsible parties. Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment. To date, the Company's financial responsibility for some sites has been settled through agreements granting the Company, in exchange for one or more cash payments made or to be made, either complete release of liability or, for certain sites, release from further liability for early and/or later remediation phases, subject to certain "re-opener" clauses for later-discovered conditions. Settlements in respect of some sites involve, in part, payment by the Company, and other parties, of a percentage of the site's future remediation costs over a period of years.

     The Company believes that the amounts it has paid and probably will have to pay for clean-up costs and damages at all sites are and will not be material to the Company's financial condition, results of operations or liquidity, because of the involvement of other large potentially responsible parties at most sites, because payment will be made over an extended time period and because, pursuant to an agreement reached in July 1994 with three of the Company's liability insurers, defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     EXECUTIVE OFFICERS OF REGISTRANT:

                                                                                              YEAR FIRST
                                                                                                BECAME
          NAME                    OFFICE AND OTHER BUSINESS EXPERIENCE(2)                AGE    OFFICER
          ----                    --------------------------------------                 ---  ----------

Eugene P. Grisanti(1) .......   President; Chairman of the Board                          68      1964

David G. Bluestein ..........   Senior Vice-President since November 1997;                52      1997
                                 Director since January 1998; Duracell
                                 International, Inc., a battery manufacturer,
                                 President North America, 1994-1997, President
                                 International Development Markets prior thereto

Brian D. Chadbourne .........   Senior Vice-President and Director since                  45      1996
                                 January 1997; Vice-President
                                 September-December 1996; President and Chief
                                 Executive Officer, Keebler Company, a baked goods
                                 manufacturer, a subsidiary of United Biscuits plc
                                 1993-1996; Managing Director,
                                 United Biscuits plc prior thereto

Stephen A. Block ............   Vice-President, Law and Secretary                         53      1993

Eric Campbell ...............   Vice-President since 1996; Director, Human                51      1996
                                 Resources, Avon Products, Inc., direct marketer
                                 of cosmetic products, from 1991 to 1995

Robert G. Corbett ...........   Vice-President since May 1997; employed by                43      1997
                                 the Company in other positions prior thereto

Ronald S. Fenn ..............   Vice-President                                            60      1986

Judith C. Giordan ...........   Vice-President since November 1997; Research              44      1997
                                 and  development  executive  with The Pepsi-Cola
                                 Co., affiliate of PepsiCo, Inc., soft drink and
                                 snack food manufacturer, from 1996 to 1997, and Henkel
                                 Corporation, consumer product and specialty
                                 chemical manufacturer, from 1989 to 1996

Thomas H. Hoppel(3) .........   Vice-President and Chief Financial Officer; Director      67      1976

Carlos A. Lobbosco ..........   Vice-President                                            58      1993

Lewis G. Lynch, Jr. .........   Vice-President                                            62      1975

Stuart R. Maconochie ........   Vice-President                                            58      1989

Rudolf Merz .................   Vice-President                                            58      1982

Timothy Schaffner ...........   Vice-President since May 1997; employed by the            48      1997
                                 Company in other positions prior thereto

Douglas J. Wetmore(3) .......   Controller                                                40      1992

James P. Huether ............   Treasurer since 1996; employed by the Company             41      1996
                                 in other positions prior thereto

-----------
(1)  Chairman of Executive Committee of the Board of Directors.
(2) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.
(3) On March 31, 1998, Mr. Hoppel is retiring as an officer and director and Mr. Wetmore is resigning as Controller. Mr. Wetmore will assume the office of Vice-President and Chief Financial Officer of the Company on April 1, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                           1997                1996
                                      --------------      --------------
  QUARTER                             HIGH       LOW      HIGH       LOW
  -------                             ----       ---      ----       ---
  First ..........................  $47.13    $42.50    $51.88    $47.13
  Second .........................   52.50     40.00     50.75     44.63
  Third ..........................   53.44     48.50     47.88     41.00
  Fourth .........................   51.88     45.06     47.13     40.75

   (b) Approximate Number of Equity Security Holders.

                            (A)                               (B)
                                                  NUMBER OF RECORD HOLDERS AS
                      TITLE OF CLASS                 OF DECEMBER 31, 1997
                      --------------                 --------------------
Common stock, par value 12 1/2 (cent) per share              4,991

   (c) Dividends.

     Cash dividends declared per share for each quarter since January 1996 were as follows:

                                       1998       1997      1996
                                       ----       ----      ----
          First ...................    $.37       $.36      $.34
          Second ..................                .36       .34
          Third ...................                .36       .34
          Fourth ..................                .37       .36

ITEM 6. SELECTED FINANCIAL DATA.



                                          1997         1996          1995           1994          1993
                                       ----------   ----------    ----------     ----------    ----------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales ............................ $1,426,791   $1,436,053    $1,439,487     $1,315,237    $1,188,645
                                       ==========   ==========    ==========     ==========    ==========

Net income* .......................... $  218,229   $  189,894    $  248,817     $  226,022    $  202,471
                                       ==========   ==========    ==========     ==========    ==========
Earnings per share:
Net income per share--basic ..........      $2.00        $1.71         $2.24          $2.03         $1.78
                                       ==========   ==========    ==========     ==========    ==========
Net income per share--diluted ........      $1.99        $1.70         $2.22          $2.02         $1.77
                                       ==========   ==========    ==========     ==========    ==========
Total assets ......................... $1,422,261   $1,506,913    $1,534,269     $1,399,725    $1,225,257
                                       ==========   ==========    ==========     ==========    ==========
Long-term debt ....................... $    5,114   $    8,289    $   11,616     $   14,342         --
                                       ==========   ==========    ==========     ==========    ==========
Cash dividends declared per share ....      $1.45        $1.38         $1.27          $1.12         $1.02
                                       ==========   ==========    ==========     ==========    ==========

------------------

* Reflects nonrecurring charge ($31,315 after tax) in 1996 resulting from the Registrant's plan to expand and streamline its worldwide aroma chemical production facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

  Operations

     In 1997, worldwide net sales were $1,426,791,000 compared to $1,436,053,000 and $1,439,487,000 in 1996 and 1995, respectively. Sales of fragrance products were $821,592,000, $813,918,000 and $819,263,000 in 1997, 1996 and 1995,
respectively. Fragrance sales increased 1% in 1997 in comparison to 1996, following a decrease of 1% in 1996 in comparison to 1995. Flavor sales were $605,199,000, $622,135,000 and $620,224,000 in 1997, 1996 and 1995,
respectively. Flavor sales decreased 3% in 1997 in comparison to 1996, while 1996 sales were essentially flat in comparison to 1995.

     Sales outside the United States represented approximately 70% of total sales in 1997, 1996 and 1995. The following table shows net sales on a geographic basis:



                                                            PERCENT              PERCENT
SALES BY DESTINATION (DOLLARS IN THOUSANDS)       1997      CHANGE     1996       CHANGE      1995
-------------------------------------------       ----      ------     ----       ------      ----

North America ..............................  $  423,876     -1%    $  427,219     -2%     $  437,227
Western Europe .............................     472,787     -6%       501,166     -4%        520,382
Other Areas ................................     530,128      4%       507,668      5%        481,878
                                              ----------            ----------             ----------
  Total net sales ..........................  $1,426,791     -1%    $1,436,053      0%     $1,439,487
                                              ==========            ==========             ==========

     During 1997, the strongest sales growth, for both flavors and fragrances, was achieved in the European area, particularly Eastern Europe and the Middle East. In 1997, reported sales were unfavorably impacted by the stronger U.S. dollar; had the dollar exchange rates remained the same during 1997 and 1996, sales would have increased approximately 4% worldwide. Sales were also affected, mainly in the fourth quarter, by the economic slowdowns in the Far East and Brazil. While the economic conditions in the Far East are expected to continue for at least the first half of 1998, sales in the countries most affected by the currency devaluations and economic slowdown represent only about 7% of the Company's consolidated sales. Such circumstances are not expected to materially impact the Company's results of operations, liquidity or financial condition.

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

     The percentage relationship of cost of goods sold and other operating expenses to sales were as follows:

                                          1997      1996      1995
                                          ----      ----      ----
          Cost of goods sold ..........   54.2%     54.2%     51.9%
          Research and development
           expenses ...................    6.6%      6.5%      6.3%
          Selling and administrative
           expenses ...................   15.9%     15.6%     15.1%

     Cost of goods sold includes the cost of materials purchased and internal manufacturing expenses. In both 1997 and 1996, margins on sales and cost of goods sold were unfavorably affected by highly competitive conditions for aroma chemicals, which caused the Company to reduce selling prices for certain chemicals in order to maintain its markets. In addition, as noted below, the Company incurred certain duplicate manufacturing costs in 1997 and 1996 in connection with the phasing out of its Union Beach production facility.

     Research and development expenses have consistently been between 6% and 7% of sales. The expenses are for the development of new and improved products, technical product support, compliance with governmental regulations and help in maintaining our relationships with our customers who are often dependent on technical advances. These activities contribute in a significant way to the Company's business.

     Selling and administrative expenses are necessary to support the Company's sales and operating levels and have remained relatively constant as a percentage of net sales.

     Operating profit, as shown in Note 10 of the Notes to the Consolidated Financial Statements, was $338,339,000 in 1997, $296,456,000 in 1996 and
$390,702,000 in 1995. In 1997 and 1996, in comparison to 1995, operating profit was unfavorably impacted by the lower gross margins on sales. In 1996, operating profit included a nonrecurring charge of $49,707,000.

     Interest expense amounted to $2,420,000, $2,740,000 and $3,160,000 in 1997,
1996 and 1995, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and may be significantly affected by very high interest rates in countries where local bank borrowing is used as a hedge against devaluations. Interest expense decreased in 1997 compared to 1996, and 1996 compared to 1995, due to lower average interest rates on borrowings, partially offset by somewhat higher average bank loans outstanding. More details on bank loans and long-term debt are contained in Note 6 of the Notes to the Consolidated Financial Statements.

     Other income was $10,442,000 in 1997, compared to $11,405,000 in 1996 and $12,871,000 in 1995. The decrease in other income in 1997 compared to 1996, and 1996 compared to 1995, was primarily due to lower interest income due to lower average interest rates, partially offset by lower exchange losses.

     Net income in 1997 totaled $218,229,000, a decrease of $2,980,000 or 1% from the prior year. Net income in 1996 totaled $221,209,000. This amount excludes the effect of the one-time charge to second quarter 1996 earnings for streamlining the Company's aroma chemical operations; including this charge, net income was $189,894,000, a decrease of $58,923,000 from the prior year. Net income in 1995 was $248,817,000.

     During 1996, the Company undertook a program to expand and streamline its worldwide aroma chemical production facilities. This program included the phase-out of production at the Company's Union Beach, New Jersey plant at the end of 1997, and the closure of smaller capacity facilities in Mexico City, Mexico and Rio de Janeiro, Brazil during 1996. A substantial portion of the volume produced at Union Beach was transferred to the Company's state-of-the-art facility in Augusta, Georgia. In addition, production capacity in Benicarlo, Spain was expanded.

     These steps improved the Company's production capabilities, achieved cost efficiencies in the United States as well as internationally, and maintained and extended the Company's leadership position in the aroma chemical market. These steps will also assure that the Company will have sufficient aroma chemical supply to meet its own and its customers' needs for the foreseeable future.

     The closures affected approximately 220 employees. At December 31, 1997, essentially all of the employees affected by the closures had left the Company.

     The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represented asset writedowns and other non-cash related costs. Cost savings from this program have been specifically identified and are expected to generate annual efficiencies and savings in manufacturing expense of approximately $20,000,000, of which a substantial portion will affect 1998 results.

     The reserve established as a result of the nonrecurring charge, and movements therein during 1996 and 1997, are as follows:

                                          EMPLOYEE     PLANT
      (DOLLARS IN THOUSANDS)              RELATED     CLOSURE      TOTAL
      ---------------------               -------     -------      -----
      Original reserve .................  $10,629     $39,078     $49,707
      Utilized in 1996 .................      560       6,446       7,006
                                          -------     -------     -------
      Balance December 31, 1996 ........   10,069      32,632      42,701
      Utilized in 1997 .................    8,045      16,654      24,699
                                          -------     -------     -------
      Balance December 31, 1997 ........  $ 2,024     $15,978     $18,002
                                          =======     =======     =======

     Prior to the closure of Union Beach, the phased transfer of production to Augusta resulted in some duplication of operating expenses which affected both operating margins and earnings.

     Effective January 1, 1997, the Company adopted Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities, issued by the American Institute of Certified Public Accountants. SOP 96-1 establishes guidance for when environmental liabilities should be recorded and the factors to be considered in determining amounts recognized. The effect of adopting this standard was not material to the Company.

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. FAS 128 simplifies the rules of computing earnings per share and prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the income statement.

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

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (FAS 130) and 131 (FAS 131), Reporting Comprehensive Income, and Disclosures about Segments of an Enterprise and Related Information, respectively, and in February 1998, Statement of Financial Accounting Standards No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. FAS 130 establishes standards for the reporting and display of comprehensive income and its components, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately in the statement of financial position. FAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. FAS 132 standardizes employer disclosures about pension and other postretirement plans; the Standard does not change the measurement or recognition of such plans. All Standards are effective for periods beginning after December 15, 1997. The Company is currently evaluating the Standards and the reporting implications thereof.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1997, the Company spent approximately $2,600,000 on capital projects and about $14,600,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

     Many computer systems experience problems handling dates beyond the year 1999. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The computing infrastructure, including computerized devices, could contain date-sensitive software that could cause the devices to fail to operate or to operate inconsistently. The Company has completed the process of identifying the systems and infrastructure that could be affected by the Year 2000 issue and has developed a plan to resolve the issue. The plan includes both the renovation and replacement of equipment, modification of software and replacement of software systems with new systems that provide additional strategic information as well as recognize four-digit dates. The Company expects to timely implement the systems and programming changes necessary to address the Year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations, liquidity or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's ability to implement such changes could have an unfavorable impact on future results of operations.

  Financial Condition

     The financial condition of the Company continued to be strong during 1997. Cash, cash equivalents and short-term investments totaled $260,446,000 at December 31, 1997, compared to $317,983,000 and $296,933,000 at December 31,
1996 and 1995, respectively. Short-term investments held by the Company are high-quality, readily marketable instruments. Working capital totaled $670,598,000 at year-end 1997, compared to $725,892,000 and $759,576,000 at
December 31, 1996 and 1995, respectively. Gross additions to property, plant and equipment were $59,284,000, $80,782,000 and $96,196,000 in 1997, 1996 and 1995,
respectively, and are expected to approximate $90,000,000 in 1998.

     In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to purchase 7.5 million shares, which had been in effect since 1992, was completed in the first quarter of 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At December 31, 1997, approximately 1.1 million shares of common stock had been repurchased under the 1996 program.

     The Company has almost no long-term debt and anticipates that its growth and capital expenditure programs, and the above share repurchase plan, will continue to be funded from internal sources.

     During 1997, the Company paid dividends to shareholders totaling $157,674,000, while $150,864,000 was paid in 1996, and $138,048,000 in 1995. In
January 1998, the cash dividend was increased to an annual rate of $1.48 per share, from $1.44 in 1997; the annual cash dividend was $1.36 in 1996. The Company believes these increases in dividends to its shareholders can be made without limiting future growth and expansion.

     The Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation requires translation of the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates. The cumulative translation adjustment component of Shareholders' Equity was ($36,851,000) at December 31, 1997, compared to $47,555,000 at
December 31, 1996.

     Statements in this Management's Discussion and Analysis which are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, the price and availability of raw materials, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:

                                                                      PAGE NO.
                                                                      --------
   Consolidated Statements of Income and Retained Earnings for
     the three years ended December 31, 1997                            13
   Consolidated Balance Sheet--December 31, 1997 and 1996               14
   Consolidated Statement of Cash Flows for the three years
     ended December 31, 1997                                            15
   Notes to Consolidated Financial Statements                           16
   Report of Independent Accountants                                    27

   Financial Statement Schedules:
   VIII-- Valuation and Qualifying Accounts and Reserves for the
          three years ended December 31, 1997                          S-1




     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                                             NET INCOME PER SHARE
                                                                                        -------------------------------
                     NET SALES               GROSS PROFIT            NET INCOME             BASIC            DILUTED
                ------------------        -----------------       ----------------      -------------     -------------
QUARTER         1997          1996        1997         1996       1997        1996      1997     1996     1997     1996
-------         ----          ----        ----         ----       ----        ----      ----     ----     ----     ----
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
First ....  $  382,813    $  382,767    $175,520    $178,696    $ 63,244    $ 66,164    $0.58    $0.60    $0.58    $0.59
Second ...     381,470       374,397     177,415     172,590      63,309      29,703     0.58     0.26     0.57     0.26
Third ....     356,242       354,865     164,264     161,097      56,715      53,115     0.52     0.48     0.52     0.48
Fourth ...     306,266       324,024     136,447     144,854      34,961      40,912     0.32     0.37     0.32     0.37
            ----------    ----------    --------    --------    --------    --------    -----    -----    -----    -----
            $1,426,791    $1,436,053    $653,646    $657,237    $218,229    $189,894    $2.00    $1.71    $1.99    $1.70
            ==========    ==========    ========    ========    ========    ========    =====    =====    =====    =====

The second quarter of 1996 reflects a nonrecurring charge to expand and streamline the Company's worldwide aroma chemical production facilities, as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                     1997           1996           1995
                                                  ----------     ----------     ----------
                                                          (DOLLARS IN THOUSANDS
                                                        EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME
 Net sales .....................................  $1,426,791     $1,436,053     $1,439,487
                                                  ----------     ----------     ----------
 Cost of goods sold ............................     773,145        778,816        746,971
 Research and development expenses .............      94,411         93,545         90,846
 Selling and administrative expenses ...........     227,066        223,547        217,658
 Nonrecurring charge ...........................          --         49,707             --
 Interest expense ..............................       2,420          2,740          3,160
 Other (income) expense, net ...................     (10,442)       (11,405)       (12,871)
                                                  ----------     ----------     ----------
                                                   1,086,600      1,136,950      1,045,764
                                                  ----------     ----------     ----------
 Income before taxes on income .................     340,191        299,103        393,723
 Taxes on income ...............................     121,962        109,209        144,906
                                                  ----------     ----------     ----------
  NET INCOME ...................................  $  218,229     $  189,894     $  248,817
                                                  ==========     ==========     ==========
  NET INCOME PER SHARE--BASIC ..................       $2.00          $1.71          $2.24
                                                  ==========     ==========     ==========
  NET INCOME PER SHARE--DILUTED ................       $1.99          $1.70          $2.22
                                                  ==========     ==========     ==========
CONSOLIDATED STATEMENT OF RETAINED EARNINGS

 At beginning of year .........................   $1,106,572     $1,069,421     $  961,847
  Net income ..................................      218,229        189,894        248,817
                                                  ----------     ----------     ----------
                                                   1,324,801      1,259,315      1,210,664

 Cash dividends declared ......................      158,453        152,743        141,243
                                                  ----------     ----------     ----------
 At end of year ...............................   $1,166,348     $1,106,572     $1,069,421
                                                  ==========     ==========     ==========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  DECEMBER 31,
                                                                          --------------------------
                                                                              1997           1996
                                                                          -----------    -----------
                                                                             (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
   Cash and cash equivalents ..........................................   $   216,994    $   261,370
   Short-term investments .............................................        43,452         56,613
   Receivables:
    Trade .............................................................       242,791        253,484
    Allowance for doubtful accounts ...................................        (8,101)        (8,733)
    Other .............................................................        33,844         24,557
   Inventories ........................................................       360,074        369,078
   Prepaid and deferred charges .......................................        46,405         49,987
                                                                          -----------    -----------
    Total Current Assets ..............................................       935,459      1,006,356
PROPERTY, PLANT AND EQUIPMENT, NET ....................................       446,509        467,797
OTHER ASSETS ..........................................................        40,293         32,760
                                                                          -----------    -----------
Total Assets ..........................................................   $ 1,422,261    $ 1,506,913
                                                                          ===========    ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank loans .........................................................   $    10,490    $    18,929
   Accounts payable ...................................................        57,832         57,681
   Accrued payrolls and bonuses .......................................        19,410         19,565
   Dividends payable ..................................................        40,407         39,628
   Income taxes .......................................................        56,070         56,832
   Other current liabilities ..........................................        80,652         87,829
                                                                          -----------    -----------
    Total Current Liabilities .........................................       264,861        280,464
                                                                          -----------    -----------
OTHER LIABILITIES:
   Long-term debt .....................................................         5,114          8,289
   Deferred income taxes ..............................................        23,139         16,941
   Retirement and other liabilities ...................................       128,659        124,682
                                                                          -----------    -----------
    Total Other Liabilities ...........................................       156,912        149,912
                                                                          -----------    -----------
SHAREHOLDERS' EQUITY:
   Common stock 12 1/2 (cent) par value; authorized 500,000,000
    shares; issued 115,761,840 shares .................................        14,470         14,470
   Capital in excess of par value .....................................       137,418        138,480
   Restricted stock ...................................................        (9,000)          --
   Retained earnings ..................................................     1,166,348      1,106,572
   Cumulative translation adjustment ..................................       (36,851)        47,555
                                                                          -----------    -----------
                                                                            1,272,385      1,307,077
   Treasury stock, at cost -- 6,630,911 shares in 1997 and
    5,790,323 shares in 1996 ..........................................      (271,897)      (230,540)
                                                                          -----------    -----------
    Total Shareholders' Equity ........................................     1,000,488      1,076,537
                                                                          -----------    -----------
Total Liabilities and Shareholders' Equity ............................   $ 1,422,261    $ 1,506,913
                                                                          ===========    ===========


  See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                             -----------------------------------
                                                                                                1997         1996         1995
                                                                                             ---------    ---------    ---------
                                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................................   $ 218,229    $ 189,894    $ 248,817
 Adjustments to reconcile to net cash provided by operations:
  Nonrecurring charge ....................................................................        --         49,707         --
  Depreciation ...........................................................................      50,278       47,764       40,702
  Deferred income taxes ..................................................................       8,201       (2,271)       6,444
  Changes in assets and liabilities:
   Current receivables ...................................................................     (32,949)      (2,433)     (16,475)
   Inventories ...........................................................................     (20,524)      30,179      (43,505)
   Current payables ......................................................................      11,473      (14,530)       6,121
   Other, net ............................................................................       4,440        9,689        2,234
                                                                                             ---------    ---------    ---------
Net cash provided by operations ..........................................................     239,148      307,999      244,338
                                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales/maturities of short-term
  investments ............................................................................      23,056       44,646      160,128
 Purchases of short-term investments .....................................................      (9,851)     (57,289)    (130,780)
 Additions to property, plant and equipment, net of
  minor disposals ........................................................................     (58,211)     (79,425)     (94,483)
                                                                                             ---------    ---------    ---------
Net cash used in investing activities ....................................................     (45,006)     (92,068)     (65,135)
                                                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid to shareholders .....................................................    (157,674)    (150,864)    (138,048)
 (Decrease) increase in bank loans .......................................................      (7,305)       7,144        2,246
 Decrease in long-term debt ..............................................................      (2,357)      (2,230)      (2,571)
 Proceeds from issuance of stock under stock option plans ................................      15,356        9,622        8,581
 Purchase of treasury stock ..............................................................     (70,988)     (59,763)     (41,386)
                                                                                             ---------    ---------    ---------
Net cash used in financing activities ....................................................    (222,968)    (196,091)    (171,178)
                                                                                             ---------    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents .............................     (15,550)      (9,900)      12,824
                                                                                             ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................     (44,376)       9,940       20,849
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................................     261,370      251,430      230,581
                                                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................................................   $ 216,994    $ 261,370    $ 251,430
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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 10 to 30 years; machinery and equipment, 3 to 10 years; and leasehold improvements, the shorter of 10 years or the remaining life of the lease.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1997, the Company adopted Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities, issued by the American Institute of Certified Public Accountants. SOP 96-1 establishes guidance for when environmental liabilities should be recorded and the factors to be considered in determining amounts recognized. The effect of adopting this standard was not material to the Company.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (FAS 130) and 131 (FAS 131), Reporting Comprehensive Income, and Disclosures about Segments of an Enterprise and Related Information, respectively, and in February 1998, Statement of Financial Accounting Standards No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. FAS 130 establishes standards for the reporting and display of comprehensive income and its components, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately in the statement of financial position. FAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. FAS 132 standardizes employer disclosures about pension and other postretirement plans; the Standard does not change the measurement or recognition of such plans. All Standards are effective for periods beginning after December 15, 1997. The Company is currently evaluating the Standards and the reporting implications thereof.

NET INCOME PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. FAS 128 simplifies the rules of computing earnings per share and prescribes that companies present basic and diluted earnings per share amounts, as defined, on the face of the income statement. Net income per share is based on

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}

the weighted average number of shares outstanding. A reconciliation of the number of shares used in the computations for basic and diluted net income per share is as follows:

                                                 NUMBER OF SHARES
                                          -------------------------------
      (SHARES IN THOUSANDS)                 1997        1996        1995
      ---------------------               -------     -------     -------
      Basic EPS ......................... 109,065     110,773     111,262
      Dilution under stock plans ........     560         613         891
                                          -------     -------     -------
      Diluted EPS ....................... 109,625     111,386     112,153
                                          =======     =======     =======

     Net income used in the computation of basic and diluted net income per share is not affected by the assumed issuance of stock under the Company's stock plans and is therefore the same for both calculations.

     Options to purchase 944,959, 1,107,000 and 399,250 shares at prices ranging from $47.00 to $49.88 per share were outstanding in 1997, 1996 and 1995, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective years.

NOTE 2. NONRECURRING CHARGE

     During 1996, the Company undertook a program to expand and streamline its worldwide aroma chemical production facilities. This program included the phaseout of production at the Company's Union Beach, New Jersey plant at the end of 1997, and the closure of smaller capacity facilities in Mexico City, Mexico and Rio de Janeiro, Brazil during 1996. A substantial portion of the volume produced at Union Beach was transferred to the Company's state-of-the-art facility in Augusta, Georgia. In addition, production capacity in Benicarlo, Spain was expanded.

     The closures affected approximately 220 employees. At December 31, 1997, essentially all of the employees affected by the closures had left the Company.

     The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represented asset writedowns and other non-cash related costs.

     The reserve established as a result of the nonrecurring charge, and movements therein during 1996 and 1997, are as follows:

                                          EMPLOYEE     PLANT
      (DOLLARS IN THOUSANDS)               RELATED    CLOSURE      TOTAL
                                          -------     -------     -------
      Original reserve .................. $10,629     $39,078     $49,707
      Utilized in 1996 ..................     560       6,446       7,006
                                          -------     -------     -------
      Balance December 31, 1996 .........  10,069      32,632      42,701
      Utilized in 1997 ..................   8,045      16,654      24,699
                                          -------     -------     -------
      Balance December 31, 1997 ......... $ 2,024     $15,978     $18,002
                                          =======     =======     =======


NOTE 3. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate. At December 31, 1997 and 1996, marketable securities totaling $122,931,000 and $177,868,000, respectively, were available for sale and recorded at fair value which approximated cost. Realized gains and losses on the sale of marketable securities were not material.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}


NOTE 4. INVENTORIES
                                                            DECEMBER 31,
                                                     ------------------------
                                                       1997            1996
                                                     --------        --------
                                                      (DOLLARS IN THOUSANDS)

      Raw materials ...............................  $193,136        $211,124
      Work in process .............................    13,593          24,644
      Finished goods ..............................   153,345         133,310
                                                     --------        --------
                                                     $360,074        $369,078
                                                     ========        ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET
                                                           DECEMBER 31,
                                                     ------------------------
                                                       1997            1996
                                                     --------        --------
                                                      (DOLLARS IN THOUSANDS)

      Land ........................................  $ 29,676        $ 34,965
      Buildings and improvements ..................   271,407         283,016
      Machinery and equipment .....................   471,456         511,271
      Construction in progress ....................    38,362          48,972
                                                     --------        --------
                                                      810,901         878,224
      Accumulated depreciation ....................   364,392         410,427
                                                     --------        --------
                                                     $446,509        $467,797
                                                     ========        ========

NOTE 6. BORROWINGS

     Bank loans (all foreign) averaged $19,639,000 in 1997, $15,007,000 in 1996 and $12,124,000 in 1995. The highest levels were $28,736,000 in 1997,
$18,925,000 in 1996 and $17,131,000 in 1995. The 1997 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 7% and the average rate on loans outstanding at December 31, 1997 was 10%. These rates compare to 9% and 7%, respectively, in 1996, and 13% and 8%, respectively, in 1995.

     Long-term debt (all foreign) consists of various loans from financial institutions, with interest rates ranging between 2.1% to 2.5%, and with terms of between five and seven years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1997 are $2,106,000 in 1998, $1,429,000 in 1999 and $752,000 annually through 2002. At December 31, 1997 and
1996, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $2,330,000 in 1997, $2,688,000 in 1996 and $3,326,000 in 1995.

     At December 31, 1997, the Company and its subsidiaries had available unused lines of bank credit aggregating approximately $76,500,000.

NOTE 7. INCOME TAXES
                                           1997        1996        1995
                                        --------    --------    --------
                                              (DOLLARS IN THOUSANDS)

      U.S. income before taxes .......  $ 63,719    $ 19,860    $101,764
      Foreign income before taxes ....   276,472     279,243     291,959
                                        --------    --------    --------
      Total income before taxes ......  $340,191    $299,103    $393,723
                                        ========    ========    ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}

     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                          1997        1996        1995
                                        --------    --------    --------
                                              (DOLLARS IN THOUSANDS)
      Current
        Federal ......................  $ 18,149    $ 15,138    $ 26,806
        State and local ..............     2,210       2,835       5,600
        Foreign ......................    93,402      93,507     106,056
                                        --------    --------    --------
                                         113,761     111,480     138,462
                                        --------    --------    --------
      Deferred
        Federal ......................     6,478     (10,640)      1,418
        State and local ..............       235      (2,356)       (339)
        Foreign ......................     1,488      10,725       5,365
                                        --------    --------    --------
                                           8,201      (2,271)      6,444
                                        --------    --------    --------
          Total income taxes .........  $121,962    $109,209    $144,906
                                        ========    ========    ========

     At December 31, 1997 and 1996, gross deferred tax assets were $61,300,000 and $67,100,000, respectively; gross deferred tax liabilities were $55,400,000 and $55,200,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:

                                                        1997       1996
                                                      --------   --------
                                                     (DOLLARS IN THOUSANDS)

      Employee and retiree benefits ..............   $ 35,400    $ 33,000
      Inventory ..................................      9,100      10,700
      Property, plant and equipment ..............    (25,400)    (24,100)
      Other, net .................................    (13,200)     (7,700)
                                                     --------    --------
                                                     $  5,900    $ 11,900
                                                     ========    ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                  1997     1996     1995
                                                  ----     ----     ----
      Statutory tax rate .......................  35.0%    35.0%    35.0%
      Difference in effective tax rate on
       foreign earnings and remittances ........   0.8      1.8      2.1
      State and local taxes ....................   0.5      0.1      0.9
      Other, net ...............................  (0.4)    (0.4)    (1.2)
                                                  ----     ----     ----
      Effective tax rate .......................  35.9%    36.5%    36.8%
                                                  ====     ====     ====

     Income taxes paid were $110,594,000 in 1997, $124,435,000 in 1996 and
$139,523,000 in 1995.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $482,000,000 at December 31, 1997. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}

NOTE 8. SHAREHOLDERS' EQUITY

     The following table shows treasury shares acquired and, as appropriate, the use of treasury shares for stock plans:

                                                     NUMBER
                                                       OF
                                                     SHARES      AMOUNT
                                                   ---------    --------
                                                   (DOLLARS IN THOUSANDS)

      Balance January 1, 1995 ...................  4,297,540    $156,058
      Acquisitions ..............................    877,738      42,251
      Used for stock plans ......................   (367,273)    (13,453)
                                                   ---------    --------
      Balance December 31, 1995 .................  4,808,005     184,856
      Acquisitions ..............................  1,407,667      62,815
      Used for stock plans ......................   (425,349)    (17,131)
                                                   ---------    --------
      Balance December 31, 1996 .................  5,790,323     230,540
      Acquisitions ..............................  1,633,034      73,869
      Used for stock plans ......................   (792,446)    (32,512)
                                                   ---------    --------
      Balance December 31, 1997 .................  6,630,911    $271,897
                                                   =========    ========

     Transactions in treasury shares resulted in net charges to Capital in excess of par value of $3,546,000, $3,996,000 and $1,062,000 in 1995, 1996 and
1997, respectively.

     Under an employment contract dated January 1, 1997, the Company granted an award of 250,000 restricted shares of the Company's common stock. The restrictions expire, subject to certain performance goals, over a five-year period. Compensation expense is recognized over the restricted period.

     Changes in the cumulative translation adjustment were (in thousands):

          Balance January 1, 1995                           $ 41,798
          Translation adjustments                             33,251
                                                            --------
          Balance December 31, 1995                           75,049
          Translation adjustments                            (27,494)
                                                            --------
          Balance December 31, 1996                           47,555
          Translation adjustments                            (84,406)
                                                            --------
          Balance December 31, 1997                         $(36,851)
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED}

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

     Dividends paid per share were $1.44, $1.36 and $1.24 in 1997, 1996 and 1995, respectively.

NOTE 9. STOCK OPTIONS

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     Stock option transactions were:

                                           SHARES OF COMMON STOCK       WEIGHTED
                                           ----------------------       AVERAGE
                                           AVAILABLE        UNDER       EXERCISE
                                           FOR OPTION      OPTION        PRICE
                                           ----------      ------       --------

  Balance January 1, 1995 ...............   1,609,367    2,906,704      $32.24
  Granted ...............................    (804,500)     804,500       49.88
  Exercised .............................         --      (367,273)      27.08
  Terminated ............................      58,299      (58,299)      34.40
                                            ---------    ---------
  Balance December 31, 1995 .............     863,166    3,285,632       37.09
  Granted ...............................    (639,500)     639,500       48.06
  Exercised .............................         --      (425,349)      29.78
  Terminated ............................      13,428      (13,428)      38.21
                                            ---------    ---------
  Balance December 31, 1996 .............     237,094    3,486,355       39.98
  Granted ...............................    (781,250)     781,250       43.38
  Exercised .............................         --      (542,446)      33.61
  Terminated ............................      94,485      (94,485)      39.67
  Increase under 1997 plan ..............   3,500,000          --          --
                                            ---------    ---------
  Balance December 31, 1997 .............   3,050,329    3,630,674      $41.67
                                            =========    =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                      RANGE OF EXERCISE PRICES
                                                      ------------------------
                                                      $10-$30         $30-$50
                                                      -------        ---------
      Number outstanding ...........................  273,691        3,356,983
      Weighted average remaining contractual
        life, in years .............................      2.7              7.4
      Weighted average exercise price ..............   $24.39           $43.07
      Number exercisable ...........................  273,691        1,301,093
      Weighted average exercise price ..............   $24.39           $39.26

     During 1997, options to purchase common stock were granted at exercise prices ranging from $43.25 to $48.31 per share. At December 31, 1997, the price range for shares under option was $19.30 to $49.88; options for 1,574,784 shares were exercisable at that date. During 1997, 542,446 shares of common stock under option were exercised at prices ranging from $13.67 to $49.88.

     Except for certain options granted to foreign employees which can be exercised immediately, options generally become exercisable no earlier than two years from the date of grant. All options expire ten years after date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic earnings per share would have been reduced by approximately $3,500,000 ($.03 per share) in 1997, $2,700,000 ($.02 per share) in 1996 and $1,200,000 ($.01 per share) in 1995. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1997, 1996 and 1995 were $8.19, $9.98 and $10.89, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows:

                                                  1997        1996       1995
                                                  -----       -----      -----
        Risk-free interest rate .................  6.6%        6.6%       6.4%
        Expected life, in years .................    5           5          5
        Expected volatility ..................... 16.4%       16.8%      17.6%
        Expected dividend yield .................  3.3%        2.8%       2.5%

NOTE 10. INTERNATIONAL OPERATIONS

                                                               1997 (DOLLARS IN THOUSANDS)
                                            --------------------------------------------------------------------
                                             UNITED        WESTERN        OTHER
                                             STATES        EUROPE        FOREIGN     ELIMINATIONS   CONSOLIDATED
                                            --------      --------       --------    ------------   ------------

  Sales to unaffiliated customers           $438,767      $566,386       $421,638     $     --       $1,426,791
  Transfers between areas                     68,907       107,572         17,022      (193,501)            --
                                            --------      --------       --------     ---------      ----------
    Total sales                             $507,674      $673,958       $438,660     $(193,501)     $1,426,791
                                            ========      ========       ========     =========      ==========
  Operating profit                          $ 70,307      $179,015       $ 89,893     $    (876)     $  338,339
                                            ========      ========       ========     =========
  Unallocated expenses                                                                                   (6,170)
  Interest expense                                                                                       (2,420)
  Other income (expense), net                                                                            10,442
                                                                                                     ----------
    Income before taxes on income                                                                    $  340,191
                                                                                                     ==========
  Identifiable assets                       $444,796      $440,117       $345,717     $ (53,363)     $1,177,267
                                            ========      ========       ========     =========
  Unallocated assets                                                                                    244,994
                                                                                                     ----------
    Total assets                                                                                     $1,422,261
                                                                                                     ==========


                                                               1996 (DOLLARS IN THOUSANDS)
                                            --------------------------------------------------------------------
                                             UNITED        WESTERN        OTHER
                                             STATES        EUROPE        FOREIGN     ELIMINATIONS   CONSOLIDATED
                                            --------      --------       --------    ------------   ------------
  Sales to unaffiliated customers           $439,695      $589,279       $407,079     $     --       $1,436,053
  Transfers between areas                     65,020       101,122         12,745      (178,887)            --
                                            --------      --------       --------     ---------      ----------
    Total sales                             $504,715      $690,401       $419,824     $(178,887)     $1,436,053
                                            ========      ========       ========     =========      ==========
  Operating profit                          $ 29,984      $189,263       $ 78,616     $  (1,407)     $  296,456
                                            ========      ========       ========     =========
  Unallocated expenses                                                                                   (6,018)
  Interest expense                                                                                       (2,740)
  Other income (expense), net                                                                            11,405
                                                                                                     ----------
    Income before taxes on income                                                                    $  299,103
                                                                                                     ==========
  Identifiable assets                       $449,124      $463,892       $351,628     $ (63,086)     $1,201,558
                                            ========      ========       ========     =========
  Unallocated assets                                                                                    305,355
                                                                                                     ----------
    Total assets                                                                                     $1,506,913
                                                                                                     ==========


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

     Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. Unallocated assets are principally cash and short-term investments. Net foreign exchange gains of $1,231,000 in 1997, and net losses of $668,000 in 1996 and $2,535,000 in 1995 are included in other income.

     Worldwide sales to the Company's largest customer amounted to 11%, 12% and 11% of worldwide net sales in 1997, 1996 and 1995, respectively.

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

     Pension expense included the following components:

                                                     U.S. PLANS                        NON-U.S. PLANS
                                           -------------------------------      -------------------------------
                                            1997        1996        1995         1997        1996        1995
                                           -------     -------     -------      -------     -------     -------
                                                               (DOLLARS IN THOUSANDS)

  Service cost for benefits earned ....... $ 3,914     $ 4,516     $ 4,449      $ 5,819     $ 5,379     $ 4,993
  Interest cost on projected benefit
   obligation ............................  10,623      10,180       8,954        9,989      10,572      10,333
  Actual return on plan assets ........... (37,598)    (22,871)    (24,674)     (10,621)    (11,128)     (9,769)
  Net amortization and deferrals .........  25,984      11,916      14,700          495         312         348
                                           -------     -------     -------      -------     -------     -------
  Defined benefit plans ..................   2,923       3,741       3,429        5,682       5,135       5,905
  Defined contribution and other
   retirement plans ......................   2,360       2,297       2,288        1,655       3,447       2,332
                                           -------     -------     -------      -------     -------     -------
  Total pension expense .................. $ 5,283     $ 6,038     $ 5,717      $ 7,337     $ 8,582     $ 8,237
                                           =======     =======     =======      =======     =======     =======

     The funded status of pension plans at December 31 was:

                                                                       U.S. PLANS             NON-U.S. PLANS
                                                                  ---------------------    --------------------
                                                                    1997        1996        1997         1996
                                                                  --------     --------    --------    --------
                                                                                (DOLLARS IN THOUSANDS)

  Actuarial present value of benefit obligation:
   Vested benefit obligation ...................................  $133,257     $105,921    $120,537    $113,370
   Non-vested benefit obligation ...............................     6,923        6,604       2,890       4,587
                                                                  --------     --------    --------    --------
   Accumulated benefit obligation ..............................  $140,180     $112,525    $123,427    $117,957
                                                                  ========     ========    ========    ========

  Projected benefit obligation .................................  $158,736     $133,968    $153,758    $156,827
  Plan assets at fair value ....................................   202,417      164,334     148,067     148,094
                                                                  --------     --------    --------    --------
  Plan assets in excess of (less than) projected benefit
   obligation ..................................................    43,681       30,366      (5,691)     (8,733)
  Unrecognized net (gain) loss .................................   (33,907)     (23,232)      2,744       4,999
  Remaining balance of unrecognized net (asset) liability
   established at adoption of FAS 87 ...........................    (3,477)      (3,897)      1,526       2,042
                                                                  --------     --------    --------    --------
  Net pension asset (liability) ................................  $  6,297     $  3,237    $ (1,421)   $ (1,692)
                                                                  ========     ========    ========    ========

     Principal actuarial assumptions used to determine the pension data were:




                                                                U.S. PLANS              NON-U.S. PLANS
                                                              --------------       --------------------------
                                                              1997      1996         1997            1996
                                                              ----      ----       ----------      ----------
  Discount rate ............................................  7.2%      8.0%       4.5%--8.0%      4.5%--8.0%
  Weighted average rate of compensation increase ...........  4.5%      4.5%       3.0%--6.0%      3.0%--6.0%
  Long-term rate of return on plan assets ..................  8.0%      8.0%       3.5%--8.5%      3.5%--8.0%

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

     Expense recognized for postretirement benefits other than pensions included the following components:

                                                           1997           1996          1995
                                                          ------         ------        ------
                                                                 (DOLLARS IN THOUSANDS)

      Service cost for benefits earned ................   $1,070         $1,368        $1,176
      Interest on benefit obligation ..................    3,097          3,377         3,079
      Net amortization and deferrals ..................       (9)           138           --
                                                          ------         ------        ------
        Total benefit expense .........................   $4,158         $4,883        $4,255
                                                          ======         ======        ======

     The components of the benefit obligation of the U.S. plan, included in Retirement and other liabilities, at December 31 were:

                                                        1997         1996
                                                      -------       -------
                                                     (DOLLARS IN THOUSANDS)

      Retirees .....................................  $23,118       $18,204
      Active employees eligible to retire ..........    6,012         9,948
      Other active employees .......................   17,678        17,787
                                                      -------       -------
      Accumulated benefit obligation ...............   46,808        45,939
      Unrecognized net loss ........................     (597)       (2,858)
                                                      -------       -------
        Net benefit liability ......................  $46,211       $43,081
                                                      =======       =======

     Principal actuarial assumptions used to determine the above data were:

                                                                   1997    1996
                                                                   ----    ----
   Discount rate ................................................. 7.2%    8.0%
   Initial medical cost trend rate ............................... 8.0%    8.8%
   Ultimate medical cost trend rate .............................. 5.0%    5.0%
   Medical cost trend rate decreases to ultimate rate in year .... 2001    2001

     The effect of a one percent increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation by approximately $7,300,000; the annual service and interest cost would not be materially affected.

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company sometimes uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1997 and 1996, the value of outstanding foreign currency exchange contracts was not material.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of INTERNATIONAL FLAVORS & FRAGRANCES INC.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 12 present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036
January 29, 1998

                                     PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Item 8 on page 12.
     (b) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.
     (c) Exhibits.
     (d) Not applicable.


 NUMBER
 ------
    3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   3(b) By-laws of Registrant, incorporated by reference to Exhibit 3(b) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   3(c) Amendment to By-laws adopted December 12, 1996, incorporated by reference to Exhibit 3(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-4858).

   3(d) Amendment to By-laws adopted May 8, 1997, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-Q dated August 13, 1997 (File No. 1-4858).

   4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4(a) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to
                    Exhibit 4(b) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to
                    Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(d) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   9                Not applicable.

  10(a) Agreement dated as of January 1, 1997 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

  10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

 NUMBER
 ------
  10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995 incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-4858).

  10(k) Agreement dated as of July 22, 1996 between Registrant and Hugh R. Kirkpatrick, former Senior Vice-President and Director of Registrant incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-4858).

  10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997.

  10(m)             Agreement dated June 19, 1997 between Registrant and Hendrik
                    C. van Baaren, former Senior Vice-President and Director of Registrant.

  11                Not applicable.

  12                Not applicable.

  13                Not applicable.

  16                Not applicable.

  18                Not applicable.

  21                List of Principal Subsidiaries. See page E-1 of this Form
                    10-K.

  22                Not applicable.

  23                Consent of Price Waterhouse LLP. See page 31 of this Form
                    10-K.

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

                                      INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                                   (REGISTRANT)

                                      By        /s/  THOMAS H. HOPPEL
                                        ----------------------------------------
                                                     THOMAS H. HOPPEL
                                      VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER

Dated: March 30, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:





PRINCIPAL EXECUTIVE OFFICER:

         EUGENE P. GRISANTI
 President and Chairman of the Board

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

         THOMAS H. HOPPEL             By      /s/  STEPHEN A. BLOCK
                                        ----------------------------------------
Vice-President and Chief Financial                 STEPHEN A. BLOCK
  Officer and Director                             ATTORNEY-IN-FACT

DIRECTORS:

           MARGARET HAYES ADAME
            DAVID G. BLUESTEIN
            BRIAN D. CHADBOURNE                    March 30, 1998
            ROBIN CHANDLER DUKE
            RICHARD M. FURLAUD
              HERBERT G. REID
             GEORGE ROWE, JR.
         STANLEY M. RUMBOUGH, JR.
          HENRY P. VAN AMERINGEN
         WILLIAM D. VAN DYKE, III

     ORIGINAL POWERS OF ATTORNEY AUTHORIZING GEORGE ROWE, JR. AND STEPHEN A. BLOCK, AND EACH OF THEM, TO SIGN THIS REPORT ON BEHALF OF CERTAIN DIRECTORS AND OFFICERS OF THE REGISTRANT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (No. 33-66756 and No. 33-47856) and the Registration Statement on Form S-8 (No. 33-54423) of International Flavors & Fragrances Inc. of our report dated January 29, 1998 appearing on page 27 of this Form 10-K.

PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, New York 10036

March 27, 1998

                                                                   SCHEDULE VIII

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (IN THOUSANDS OF DOLLARS)

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                        ADDITIONS              TRANS-
                             BALANCE AT CHARGED TO             LATION    BALANCE
                             BEGINNING  COSTS AND   ACCOUNTS   ADJUST-    AT END
                             OF PERIOD  EXPENSES  WRITTEN OFF  MENTS   OF PERIOD
                             ---------  ---------- ---------  -------  ---------

Allowance for doubtful
  accounts ................    $8,733    $1,506     $1,304    ($ 834)    $8,101
                               ======    ======     ======    ======     ======

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                        ADDITIONS               TRANS-
                            BALANCE AT  CHARGED TO              LATION   BALANCE
                             BEGINNING  COSTS AND   ACCOUNTS    ADJUST-   AT END
                             OF PERIOD  EXPENSES  WRITTEN OFF   MENTS  OF PERIOD
                             ---------  --------  -----------   -----  ---------

Allowance for doubtful
  accounts ................    $8,602    $1,564     $1,290    ($ 143)    $8,733
                               ======    ======     ======    ======     ======


                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                         ADDITIONS              TRANS-
                             BALANCE AT  CHARGED TO             LATION   BALANCE
                              BEGINNING  COSTS AND  ACCOUNTS    ADJUST-  AT END
                              OF PERIOD  EXPENSES  WRITTEN OFF  MENTS  OF PERIOD
                              ---------  --------  -----------  -----  ---------

Allowance for doubtful
  accounts .................   $7,448    $1,632     $  700     $ 222     $8,602
                               ======    ======     ======    ======     ======

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

                                                                 ORGANIZED UNDER
             NAME OF COMPANY                                         LAWS OF
             ---------------                                     ---------------

International Flavors & Fragrances Inc. ......................   New York
  International Flavors & Fragrances I.F.F. (Nederland) B.V. .   The Netherlands
    Aromatics Holdings Limited ...............................   Ireland
      IFF-Benicarlo, S.A. ....................................   Spain
      International Flavours & Fragrances (China) Ltd. .......   China
      Irish Flavours and Fragrances Limited ..................   Ireland
      International Flavours & Fragrances I.F.F. (Great
        Britain) Ltd. ........................................   England
      International Flavors & Fragrances I.F.F. (Italia)
        S.r.l. ...............................................   Italy
    International Flavors & Fragrances I.F.F.
      (Deutschland) G.m.b.H. .................................   Germany
    International Flavors & Fragrances I.F.F.
      (Switzerland) A.G. .....................................   Switzerland
    International Flavors & Fragrances I.F.F. (France)
      S.a.r.l. ...............................................   France
    International Flavors & Fragrances (Hong Kong) Ltd. ......   Hong Kong
    International Flavors & Fragrances (Japan) Ltd. ..........   Japan
  International Flavors & Fragrances S.A.C.I. ................   Argentina
  I.F.F. Essencias e Fragrancias Ltda. .......................   Brazil
  International Flavours & Fragrances (Australia) Pty. Ltd. ..   Australia
  P.T. Essence Indonesia .....................................   Indonesia
  International Flavors & Fragrances (Mexico) S.A. de C.V. ...   Mexico
  International Flavors & Fragrances I.F.F. (Espana) S.A. ....   Spain
  ALVA Insurance Limited .....................................   Bermuda
  IFF Concentrates Inc. ......................................   Oregon
  Auro Tech, Inc. ............................................   Wisconsin
  IFF Fruit Specialties Inc. .................................   Wisconsin

                                     EXHIBIT INDEX


 EXHIBIT                              DESCRIPTION
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

   3(c) Amendment to By-laws adopted December 12, 1996, incorporated by reference to Exhibit 3(c) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-4858).

   3(d) Amendment to By-laws adopted May 8, 1997, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-Q dated August 13, 1997 (File No. 1-4858).

   4(a) Shareholder Protection Rights Agreement dated as of February 20, 1990 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4(a) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   4(b) Amendment No. 1 dated as of April 6, 1990 to Shareholder Protection Rights Agreement, incorporated by reference to
                    Exhibit 4(b) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   4(c) Amendment No. 2 dated as of March 8, 1994 to Shareholder Protection Rights Agreement, incorporated by reference to
                    Exhibit 4(c) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

   4(d) Specimen certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(d) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   9                Not applicable.

  10(a) Agreement dated as of January 1, 1997 between Registrant and Eugene P. Grisanti, Chairman and President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(b) Form of Executive Severance Agreement approved by Registrant's Board of Directors on February 14, 1989 incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(c) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(d) Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989 incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

  10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

 EXHIBIT                               DESCRIPTION
 ------                                -----------
  10(i) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981, incorporated by reference to Exhibit 10(i) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

  10(j) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995 incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-4858).

  10(k) Agreement dated as of July 22, 1996 between Registrant and Hugh R. Kirkpatrick, former Senior Vice-President and Director of Registrant incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-4858).

  10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997.

  10(m)             Agreement dated June 19, 1997 between Registrant and Hendrik
                    C. van Baaren, former Senior Vice-President and Director of Registrant.

  11                Not applicable.

  12                Not applicable.

  13                Not applicable.

  16                Not applicable.

  18                Not applicable.

  21                List of Principal Subsidiaries. See page E-1 of this Form
                    10-K.

  22                Not applicable.

  23                Consent of Price Waterhouse LLP. See page 31 of this Form
                    10-K.

  24                Powers of Attorney authorizing George Rowe, Jr. and Stephen
                    A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

  27                Financial Data Schedule (EDGAR version only).

  28                Not applicable.

  99                None.