Form 10-Q
period 1998-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1998-05-15
CIK 51253

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

                        For Quarter Ended March 31, 1998


                         Commission file number 1-4858


                      INTERNATIONAL FLAVORS & FRAGRANCES INC.
               ------------------------------------------------------
               (Exact Name of Registrant as specified in its charter)


                NEW YORK                                         13-1432060
    -------------------------------                          -------------------
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          identification No.)



   521 WEST 57TH STREET, NEW YORK, N.Y.                          10019-2960
----------------------------------------                         ----------
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

          Number of shares outstanding as of May 11, 1998: 107,764,894

================================================================================

                                                                               1

                            PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       INTERNATIONAL FLAVORS & FRAGRANCES INC.

                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Thousands)

                                                                3/31/98     12/31/97
                                                              -----------  ----------
ASSETS

Current Assets:
   Cash & Cash Equivalents ................................   $  159,286   $  216,994
   Short-term Investments .................................       12,816       43,452
   Trade Receivables ......................................      288,754      242,791
   Allowance For Doubtful Accounts ........................       (8,322)      (8,101)

   Inventories: Raw Materials .............................      217,046      193,136
                Work in Process ...........................       10,677       13,593
                Finished Goods ............................      139,192      153,345
                                                              ----------   ----------
                Total Inventories .........................      366,915      360,074
   Other Current Assets ...................................       77,093       80,249
                                                              ----------   ----------
   Total Current Assets ...................................      896,542      935,459
                                                              ----------   ----------
Property, Plant & Equipment, At Cost ......................      808,232      810,901
Accumulated Depreciation ..................................     (364,993)    (364,392)
                                                              ----------   ----------
                                                                 443,239      446,509
Other Assets ..............................................       41,407       40,293
                                                              ----------   ----------
Total Assets ..............................................   $1,381,188   $1,422,261
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank Loans .............................................   $   10,978   $   10,490
   Accounts Payable-Trade .................................       65,793       57,832
   Dividends Payable ......................................       39,908       40,407
   Income Taxes ...........................................       69,199       56,070
   Other Current Liabilities ..............................       86,232      100,062
                                                              ----------   ----------
   Total Current Liabilities ..............................      272,110      264,861
                                                              ----------   ----------
Other Liabilities:
   Deferred Income Taxes ..................................       21,416       23,139
   Long-term Debt .........................................        4,232        5,114
   Retirement and Other Liabilities .......................      130,324      128,659
                                                              ----------   ----------
Total Other Liabilities ...................................      155,972      156,912
                                                              ----------   ----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued in '98
      and in '97) .........................................       14,470       14,470
   Capital in Excess of Par Value .........................      137,101      137,418
   Restricted Stock .......................................       (8,437)      (9,000)
   Retained Earnings ......................................    1,189,066    1,166,348
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment ...................      (47,798)     (36,851)
                                                              ----------   ----------
                                                               1,284,402    1,272,385
   Treasury Stock, at cost -- 7,951,696 shares in '98
      and 6,630,911 in '97 ................................     (331,296)    (271,897)
                                                              ----------   ----------
   Total Shareholders' Equity .............................      953,106    1,000,488
                                                              ----------   ----------
Total Liabilities and Shareholders' Equity ................   $1,381,188   $1,422,261
                                                              ==========   ==========


See Notes to Consolidated Financial Statements


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)


                                                         3 Months Ended 3/31
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
Net Sales ..........................................    $373,411     $382,813
                                                        --------     --------
Cost of Goods Sold .................................     198,207      207,293
Research and Development Expenses ..................      23,850       23,573
Selling and Administrative Expenses ................      57,373       56,330
Interest Expense ...................................         459          559
Other (Income) Expense, Net ........................      (3,272)      (4,071)
                                                        --------     --------
                                                         276,617      283,684
                                                        --------     --------
Income Before Taxes on Income ......................      96,794       99,129
Taxes on Income ....................................      34,168       35,885
                                                        --------     --------
Net Income .........................................      62,626       63,244
                                                        --------     --------
Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........     (10,947)     (30,127)
                                                        --------     --------
Comprehensive Income ...............................    $ 51,679     $ 33,117
                                                        ========     ========

Net Income Per Share -- Basic ......................       $0.58        $0.58

Net Income Per Share -- Diluted ....................       $0.58        $0.58

Average Number of Shares Outstanding -- Basic ......     108,129      109,454

Average Number of Shares Outstanding -- Diluted ....     108,524      109,946

Dividends Paid Per Share ...........................       $0.37        $0.36


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                           3 Months Ended 3/31
                                                        ------------------------
                                                           1998          1997
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .........................................    $  62,626     $  63,244
Adjustments to Reconcile to Net Cash
  Provided by Operations:
    Depreciation ...................................       11,972        12,296
    Deferred Income Taxes ..........................        1,636           376
    Changes in Assets and Liabilities:
      Current Receivables ..........................      (51,448)      (47,100)
      Inventories ..................................       (9,577)        1,491
      Current Payables .............................       10,325        11,024
      Other, Net ...................................        2,256         1,504
                                                        ---------     ---------
Net Cash Provided by Operations ....................       27,790        42,835
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds From Sales/Maturities of
  Short-term Investments ...........................       29,999         3,037
Purchases of Short-term Investments ................            0        (1,746)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ...........................      (12,860)       (9,620)
                                                        ---------     ---------
Net Cash Provided by (Used in) Investing
 Activities ........................................       17,139        (8,329)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash Dividends Paid to Shareholders ................      (40,407)      (39,628)
Increase (Decrease) in Bank Loans ..................          638          (171)
Decrease in Long-term Debt .........................         (892)         (884)
Proceeds From Issuance of Stock Under
  Stock Option Plans ...............................        1,049         4,588
Purchase of Treasury Stock .........................      (60,765)      (45,880)
                                                        ---------     ---------
Net Cash Used in Financing Activities ..............     (100,377)      (81,975)
                                                        ---------     ---------

Effect of Exchange Rate Changes on Cash
  and Cash Equivalents .............................       (2,260)       (6,646)
                                                        ---------     ---------
Net Change in Cash and Cash Equivalents ............      (57,708)      (54,115)
Cash and Cash Equivalents at Beginning of Year .....      216,994       261,370
                                                        ---------     ---------
Cash and Cash Equivalents at End of Period .........    $ 159,286     $ 207,255
                                                        =========     =========
Interest Paid ......................................    $     428     $     533
Income Taxes Paid ..................................    $  17,034     $  17,555


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1997 Annual Report to Shareholders. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income, which is effective for both interim and annual periods ending after December 15, 1997. FAS 130 establishes standards for the reporting and display of comprehensive income and its components, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately in the statement of financial position. Taxes which would result from dividend distributions by subsidiary companies are provided to the extent such dividends are anticipated; no provision is made for additional taxes on undistributed earnings of subsidiary companies which are intended to be permanently invested. As a result, no income tax effect is attributable to the currency translation component of Comprehensive Income. Prior year amounts have been reclassified for comparability purposes.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for periods ending after December 15, 1997. This statement need not be applied to interim financial statements in the initial year of application. FAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The Company's 1998 Annual Report to Shareholders will reflect the adoption of this standard.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at March 31, 1998 were as follows:

                                        Balance at     Utilized      Balance at
                                         12/31/97       in 1998       3/31/98
                                       -----------    ----------    -----------
Employee related ..................    $ 2,024,000    $  761,000    $ 1,263,000
Closing manufacturing plants ......     15,978,000     4,091,000     11,887,000
                                       -----------    ----------    -----------
Total .............................    $18,002,000    $4,852,000    $13,150,000
                                       ===========    ==========    ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


OPERATIONS

Worldwide net sales for the first quarter of 1998 were $373,411,000, compared to $382,813,000 in the 1997 first quarter. Sales in the first quarter of 1998 were affected by the translation of local currency sales gains into the stronger U.S. dollar. If the dollar exchange rate had remained the same during these periods, worldwide sales would have increased approximately 2% over the sales reported in the first quarter of last year. Local sales increases were achieved in all geographic areas, with the exception of the Far East where they were affected by the current economic disruption in Southeast Asia. Sales increases were strong in Europe, in both flavors and fragrances, and solid growth was also achieved in fragrances in both North and Latin America.

Net income for the first quarter of 1998 totaled $62,626,000 compared to $63,244,000 in the prior year first quarter. Basic and diluted earnings per share for the quarter were $.58, the same as the previous year's first quarter.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1998 and 1997 remained fairly constant, especially on an overall basis.

                                                             First Quarter
                                                           -----------------
                                                           1998         1997
                                                           ----         ----
Cost of Goods Sold ...................................     53.1%        54.1%
Research and Development Expense .....................      6.4%         6.2%
Selling and Administrative Expense ...................     15.4%        14.7%


As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at March 31, 1998 were as follows:


                                       Balance at      Utilized       Balance at
                                        12/31/97        in 1998        3/31/98
                                      -----------     ----------     -----------
Employee related ..................   $ 2,024,000     $  761,000     $ 1,263,000
Closing manufacturing plants ......    15,978,000      4,091,000      11,887,000
                                      -----------     ----------     -----------
Total .............................   $18,002,000     $4,852,000     $13,150,000
                                      ===========     ==========     ===========


The effective tax rate for the first quarter 1998 was 35.3% as compared to 36.2% for the same period in 1997. The lower effective tax rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $172,102,000 at March 31, 1998. At March 31, 1998, working capital was $624,432,000 compared to $670,598,000 at December 31, 1997. Gross additions to property, plant and equipment during the first quarter of 1998 were $13,115,000. In September 1996, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. In the first quarter of 1998, the Company repurchased approximately 1.4 million shares of common stock under the program. At March 31, 1998, approximately 2.5 million shares of common stock had been repurchased under the 1996 program.

In January 1998, the Company's cash dividend was increased to an annual rate of $1.48 per share from $1.44 in 1997, and $.37 per share was paid to shareholders in the first quarter of 1998. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at March 31, 1998, was ($47,798,000) compared to ($36,851,000) at December 31, 1997. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

               Number                   Description
               ------                   -----------

                 3(a)      Amendments to Registrant's By-laws adopted
                              March 10, 1998.

                10(a)      Agreement dated February 25, 1998 between
                              Registrant and Thomas H. Hoppel, former Vice
                              President, Chief Financial Officer and
                              Director of Registrant.

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


                                      INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 14, 1998                       By: /s/  DOUGLAS J. WETMORE
                                              ----------------------------------
                                              Douglas J. Wetmore, Vice-President
                                                and Chief Financial Officer


Dated: May 14, 1998                       By: /s/  STEPHEN A. BLOCK
                                              ----------------------------------
                                              Stephen A. Block, Vice-President
                                                Law and Secretary