Form 10-Q
period 1998-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1998-08-14
CIK 51253

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

                        For Quarter Ended June 30, 1998


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

         Number of shares outstanding as of August 10, 1998: 107,199,495

================================================================================

                                                                               1

                            PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       INTERNATIONAL FLAVORS & FRAGRANCES INC.

                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)

                                                                6/30/98       12/31/97
                                                              -----------    ----------
ASSETS

Current Assets:
   Cash & Cash Equivalents ................................   $  150,055     $  216,994
   Short-term Investments .................................       11,908         43,452
   Trade Receivables ......................................      296,161        242,791
   Allowance For Doubtful Accounts ........................       (8,279)        (8,101)

   Inventories: Raw Materials .............................      211,032        193,136
                Work in Process ...........................        6,908         13,593
                Finished Goods ............................      157,804        153,345
                                                              ----------     ----------
                Total Inventories .........................      375,744        360,074
   Other Current Assets ...................................       68,968         80,249
                                                              ----------     ----------
   Total Current Assets ...................................      894,557        935,459
                                                              ----------     ----------
Property, Plant & Equipment, At Cost ......................      825,491        810,901
Accumulated Depreciation ..................................     (377,197)      (364,392)
                                                              ----------     ----------
                                                                 448,294        446,509
Other Assets ..............................................       41,798         40,293
                                                              ----------     ----------
Total Assets ..............................................   $1,384,649     $1,422,261
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank Loans .............................................   $   16,280     $   10,490
   Accounts Payable-Trade .................................       62,095         57,832
   Dividends Payable ......................................       39,856         40,407
   Income Taxes ...........................................       64,591         56,070
   Other Current Liabilities ..............................       98,245        100,062
                                                              ----------     ----------
   Total Current Liabilities ..............................      281,067        264,861
                                                              ----------     ----------
Other Liabilities:
   Deferred Income Taxes ..................................       20,664         23,139
   Long-term Debt .........................................        3,900          5,114
   Retirement and Other Liabilities .......................      131,253        128,659
                                                              ----------     ----------
Total Other Liabilities ...................................      155,817        156,912
                                                              ----------     ----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued in '98
      and in '97) .........................................       14,470         14,470
   Capital in Excess of Par Value .........................      136,495        137,418
   Restricted Stock .......................................       (7,874)        (9,000)
   Retained Earnings ......................................    1,205,117      1,166,348
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment ...................      (52,129)       (36,851)
                                                              ----------     ----------
                                                               1,296,079      1,272,385
   Treasury Stock, at cost -- 8,324,845 shares in '98
      and 6,630,911 in '97 ................................     (348,314)      (271,897)
                                                              ----------     ----------
   Total Shareholders' Equity .............................      947,765      1,000,488
                                                              ----------     ----------
Total Liabilities and Shareholders' Equity ................   $1,384,649     $1,422,261
                                                              ==========     ==========


See Notes to Consolidated Financial Statements


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)


                                                         3 Months Ended 6/30
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
Net Sales ..........................................    $365,253     $381,470
                                                        --------     --------
Cost of Goods Sold .................................     195,270      204,055
Research and Development Expenses ..................      24,445       23,496
Selling and Administrative Expenses ................      60,520       57,001
Interest Expense ...................................         459          618
Other (Income) Expense, Net ........................      (1,584)      (2,497)
                                                        --------     --------
                                                         279,110      282,673
                                                        --------     --------
Income Before Taxes on Income ......................      86,143       98,797
Taxes on Income ....................................      30,236       35,488
                                                        --------     --------
Net Income .........................................      55,907       63,309
                                                        --------     --------
Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........      (4,331)     (13,145)
                                                        --------     --------
Comprehensive Income ...............................    $ 51,576     $ 50,164
                                                        ========     ========

Earnings Per Share -- Basic ........................       $0.52        $0.58

Earnings Per Share -- Diluted ......................       $0.52        $0.57

Dividends Paid Per Share ...........................       $0.37        $0.36



                                                         6 Months Ended 6/30
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
Net Sales ..........................................    $738,664     $764,283
                                                        --------     --------
Cost of Goods Sold .................................     393,477      411,348
Research and Development Expenses ..................      48,295       47,069
Selling and Administrative Expenses ................     117,893      113,331
Interest Expense ...................................         918        1,177
Other (Income) Expense, Net ........................      (4,856)      (6,568)
                                                        --------     --------
                                                         555,727      566,357
                                                        --------     --------
Income Before Taxes on Income ......................     182,937      197,926
Taxes on Income ....................................      64,404       71,373
                                                        --------     --------
Net Income .........................................     118,533      126,553
                                                        --------     --------
Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........     (15,278)     (43,272)
                                                        --------     --------
Comprehensive Income ...............................    $103,255     $ 83,281
                                                        ========     ========

Earnings Per Share -- Basic ........................       $1.10        $1.16

Earnings Per Share -- Diluted ......................       $1.10        $1.15

Average Number of Shares Outstanding -- Basic ......     107,825      109,170

Average Number of Shares Outstanding -- Diluted ....     108,241      109,599

Dividends Paid Per Share ...........................       $0.74        $0.72


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                          6 Months Ended 6/30
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income .........................................    $ 118,533     $ 126,553

Adjustments to Reconcile to Net Cash
  Provided by Operations:
    Depreciation ...................................       23,960        24,765
    Deferred Income Taxes ..........................        2,216        (2,071)
    Changes in Assets and Liabilities:
      Current Receivables ..........................      (55,415)      (80,435)
      Inventories ..................................      (19,453)        5,522
      Current Payables .............................       15,377        26,421
      Other, Net ...................................        3,591           360
                                                        ---------     ---------
Net Cash Provided by Operations ....................       88,809       101,115
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds From Sales/Maturities of
  Short-term Investments ...........................       30,898        14,573
Purchases of Short-term Investments ................            0        (4,900)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ...........................      (30,961)      (24,131)
                                                        ---------     ---------
Net Cash Used in Investing Activities ..............          (63)      (14,458)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash Dividends Paid to Shareholders ................      (80,315)      (79,021)
Increase in Bank Loans .............................        6,136         3,979
Decrease in Long-term Debt .........................       (1,082)       (1,008)
Proceeds From Issuance of Stock Under
  Stock Option Plans ...............................        3,503         7,389
Purchase of Treasury Stock .........................      (80,843)      (59,752)
                                                        ---------     ---------
Net Cash Used in Financing Activities ..............     (152,601)     (128,413)
                                                        ---------     ---------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents .............................       (3,084)      (11,085)
                                                        ---------     ---------

Net Change in Cash and Cash Equivalents ............      (66,939)      (52,841)

Cash and Cash Equivalents at Beginning of Year .....      216,994       261,370
                                                        ---------     ---------

Cash and Cash Equivalents at End of Period .........    $ 150,055     $ 208,529
                                                        =========     =========

Interest Paid ......................................    $     850     $   1,090

Income Taxes Paid ..................................    $  48,455     $  46,816


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently studying the implications of FAS 133.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at June 30, 1998 were as follows:

                                     Balance at      Utilized      Balance at
                                      12/31/97        in 1998        6/30/98
                                    -----------     ----------     -----------
Employee related .................  $ 2,024,000     $  966,000     $ 1,058,000
Closing manufacturing plants .....   15,978,000      6,933,000       9,045,000
                                    -----------     ----------     -----------
Total ............................  $18,002,000     $7,899,000     $10,103,000
                                    ===========     ==========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the second quarter of 1998 were $365,253,000, compared to $381,470,000 in the 1997 second quarter. For the first six months of 1998, net sales totaled $738,664,000, compared to $764,283,000 for the six month period in 1997. Sales in the second quarter and the first six months of 1998 were unfavorably affected on translation of local currency sales into the stronger U.S. dollar; the unfavorable currency effect approximated 3% in the second quarter, and 4% for the six month period. In addition, the ongoing economic disruption in the Far East adversely affected the Company's results, partially offsetting local currency gains realized in other operating areas of the world.

Net income for the second quarter of 1998 totaled $55,907,000 compared to $63,309,000 in the prior year second quarter; net income for the first six months of 1998 totaled $118,533,000 compared to $126,553,000 for the comparable 1997 period. Basic and diluted earnings per share for the quarter were both $.52 compared to $.58 and $.57, respectively, in the prior year second quarter; basic and diluted earnings per share for the first six months of 1998 both totaled $1.10 compared to $1.16 and $1.15, respectively, for the comparable 1997 period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1998 and 1997 are detailed below.

                                                        FIRST HALF
                                               -------------------------
                                               1998                 1997
                                               ----                 ----
Cost of Goods Sold ........................    53.3%               53.8%
Research and Development Expenses .........     6.5%                6.2%
Selling and Administrative Expenses .......    16.0%               14.8%

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at June 30, 1998 were as follows:

                                    Balance at      Utilized      Balance at
                                     12/31/97        in 1998       6/30/98
                                   -----------     ----------    -----------
Employee related ................  $ 2,024,000     $  966,000    $ 1,058,000
Closing manufacturing plants ....   15,978,000      6,933,000      9,045,000
                                   -----------     ----------    -----------
Total ...........................  $18,002,000     $7,899,000    $10,103,000
                                   ===========     ==========    ===========

The effective tax rates for the second quarter and first six months of 1998 were 35.1% and 35.2%, respectively, as compared to 35.9% and 36.1% for the comparable periods in 1997. The lower effective tax rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $161,963,000 at June 30, 1998. At June 30, 1998, working capital was $613,490,000 compared to $670,598,000 at December 31, 1997. Gross additions to property, plant and equipment during the first half of 1998 were $32,084,000.

In the first half of 1998, the Company repurchased approximately 1.8 million shares of common stock under its existing share repurchase program. At June 30, 1998, approximately 2.9 million shares of common stock had been repurchased under the plan authorized in September 1996.

In January 1998, the Company's cash dividend was increased to an annual rate of $1.48 per share from $1.44 in 1997, and $.37 per share was paid to shareholders in both the first and second quarters of 1998. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at June 30, 1998, was ($52,129,000) compared to ($36,851,000) at December 31, 1997. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) 1998 Annual Meeting

At the annual meeting of Registrant's shareholders held Thursday, May 14, 1998, at which 99,138,110 shares, or 91.9%, of Registrant's Common Stock were represented in person or by proxy, the 11 nominees for director of Registrant, as listed in Registrant's proxy statement dated March 30, 1998 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees. Subsequently, however, Brian D. Chadbourne resigned effective as of June 1, 1998 as a director and Senior Vice-President of Registrant.

(b) 1999 Annual Meeting - Notice to Shareholders

If any shareholder of Registrant intends to present a proposal at the next annual meeting of shareholders of Registrant but not to include the proposal in the Registrant's Proxy Statement and form of proxy with respect to that meeting and fails to notify the Registrant of such proposal prior to February 13, 1999, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Number

         10(a) Agreement dated July 2, 1998 between Registrant and Brian D.
               Chadbourne, former director and Senior Vice-President of Registrant.

         27.1  Financial Data Schedule (EDGAR version only).

         27.2 Financial Data Schedule for the years ended December 31, 1995 and 1996 (EDGAR version only) which have been restated for the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share.

         27.3 Financial Data Schedule for the three months ended March 31, 1996, the six months ended June 30, 1996 and the nine months ended September 30, 1996 (EDGAR version only) which have been restated for the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share.

         27.4 Financial Data Schedule for the three months ended March 31, 1997, the six months ended June 30, 1997 and the nine months ended September 30, 1997 (EDGAR version only) which have been restated for the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share.

     (b) Reports on Form 8-K

         Registrant filed no report on Form 8-K during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: August 14, 1998      By:  /s/  DOUGLAS J. WETMORE
                               -------------------------------------------------
                              Douglas J. Wetmore, Vice-President and Chief
                                       Financial Officer



Dated: August 14, 1998      By:  /s/  STEPHEN A. BLOCK
                               -------------------------------------------------
                              Stephen A. Block, Vice-President Law and Secretary