Form 10-Q
period 1998-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1998-11-13
CIK 51253

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

                      For Quarter Ended September 30, 1998


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

        Number of shares outstanding as of November 6, 1998: 106,107,545

================================================================================

                                                                                               1

                                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                   CONSOLIDATED BALANCE SHEET
                                     (DOLLARS IN THOUSANDS)

                                                             9/30/98                 12/31/97
                                                           -----------              -----------
Assets
Current Assets:
   Cash & Cash Equivalents                                 $   142,138              $   216,994
   Short-term Investments                                          912                   43,452
   Trade Receivables                                           296,461                  242,791
   Allowance For Doubtful Accounts                              (8,504)                  (8,101)

   Inventories:  Raw Materials                                 233,736                  193,136
                 Work in Process                                 7,267                   13,593
                 Finished Goods                                161,074                  153,345
                                                           -----------              -----------
                 Total Inventories                             402,077                  360,074
   Other Current Assets                                         67,184                   80,249
                                                           -----------              -----------
   Total Current Assets                                        900,268                  935,459
                                                           -----------              -----------

Property, Plant & Equipment, At Cost                           878,923                  810,901
Accumulated Depreciation                                      (404,155)                (364,392)
                                                           -----------              -----------
                                                               474,768                  446,509
Other Assets                                                    42,056                   40,293
                                                           -----------              -----------
Total Assets                                               $ 1,417,092              $ 1,422,261
                                                           ===========              ===========

Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans                                              $    28,572              $    10,490
   Accounts Payable-Trade                                       63,830                   57,832
   Dividends Payable                                            39,448                   40,407
   Income Taxes                                                 59,929                   56,070
   Other Current Liabilities                                   106,006                  100,062
                                                           -----------              -----------
   Total Current Liabilities                                   297,785                  264,861
                                                           -----------              -----------

Other Liabilities:
   Deferred Income Taxes                                        23,102                   23,139
   Long-term Debt                                                3,131                    5,114
   Retirement and Other Liabilities                            135,068                  128,659
                                                           -----------              -----------
Total Other Liabilities                                        161,301                  156,912
                                                           -----------              -----------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued)                     14,470                   14,470
   Capital in Excess of Par Value                              136,406                  137,418
   Restricted Stock                                             (7,312)                  (9,000)
   Retained Earnings                                         1,215,918                1,166,348
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                        (13,468)                 (36,851)
                                                           -----------              -----------
                                                             1,346,014                1,272,385
   Treasury Stock, at cost - 9,388,545 shares in '98
      and 6,630,911 in '97                                    (388,008)                (271,897)
                                                           -----------              -----------
   Total Shareholders' Equity                                  958,006                1,000,488
                                                           -----------              -----------
Total Liabilities and Shareholders' Equity                 $ 1,417,092              $ 1,422,261
                                                           ===========              ===========


See Notes to Consolidated Financial Statements

                                                                                     2

                        INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED STATEMENT OF INCOME
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                 3 Months Ended 9/30
                                                             ----------------------------
                                                               1998                1997
                                                             --------            --------
Net Sales                                                    $349,846            $356,242
                                                             --------            --------
Cost of Goods Sold                                            193,176             191,978
Research and Development Expenses                              24,655              23,068
Selling and Administrative Expenses                            58,256              54,913
Interest Expense                                                  477                 737
Other (Income) Expense, Net                                    (1,447)             (2,349)
                                                             --------            --------
                                                              275,117             268,347
                                                             --------            --------
Income Before Taxes on Income                                  74,729              87,895
Taxes on Income                                                24,480              31,180
                                                             --------            --------
Net Income                                                     50,249              56,715

Other Comprehensive Income:
   Foreign Currency Translation Adjustments                    38,661             (17,801)
                                                             --------            --------
Comprehensive Income                                         $ 88,910            $ 38,914
                                                             ========            ========

Earnings Per Share - Basic                                      $0.47               $0.52

Earnings Per Share - Diluted                                    $0.47               $0.52

Average Number of Shares Outstanding - Basic (000's)          106,872             109,113

Average Number of Shares Outstanding - Diluted (000's)        107,054             109,844

Dividends Paid Per Share                                        $0.37               $0.36


                                                               9 Months Ended 9/30
                                                           ------------------------------
                                                              1998                1997
                                                           ----------          ----------
Net Sales                                                  $1,088,510          $1,120,525
                                                           ----------          ----------
Cost of Goods Sold                                            586,653             603,326
Research and Development Expenses                              72,950              70,137
Selling and Administrative Expenses                           176,149             168,244
Interest Expense                                                1,395               1,914
Other (Income) Expense, Net                                    (6,303)             (8,917)
                                                           ----------          ----------
                                                              830,844             834,704
                                                           ----------          ----------
Income Before Taxes on Income                                 257,666             285,821
Taxes on Income                                                88,884             102,553
                                                           ----------          ----------
Net Income                                                    168,782             183,268

Other Comprehensive Income:
   Foreign Currency Translation Adjustments                    23,383             (61,073)
                                                           ----------          ----------
Comprehensive Income                                       $  192,165          $  122,195
                                                           ==========          ==========

Earnings Per Share - Basic                                      $1.57               $1.68

Earnings Per Share - Diluted                                    $1.57               $1.67

Average Number of Shares Outstanding - Basic (000's)          107,507             109,113

Average Number of Shares Outstanding - Diluted (000's)        107,845             109,844

Dividends Paid Per Share                                        $1.11               $1.08

See Notes to Consolidated Financial Statements

                                                                                          3
                          INTERNATIONAL FLAVORS & FRAGRANCES INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (DOLLARS IN THOUSANDS)

                                                                   9 Months Ended 9/30
                                                              ----------------------------
                                                                 1998               1997
                                                              ---------          ---------
Cash Flows From Operating Activities:

Net Income                                                    $ 168,782          $ 183,268

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation                                               36,291             37,511
      Deferred Income Taxes                                       5,350              2,285
      Changes in Assets and Liabilities:
         Current Receivables                                    (39,841)           (64,215)
         Inventories                                            (29,178)            (8,489)
         Current Payables                                        13,616             25,716
         Other, Net                                               3,260              6,096
                                                              ---------          ---------
Net Cash Provided by Operations                                 158,280            182,172
                                                              ---------          ---------

Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of Short-term Investments         41,896             17,691
Purchases of Short-term Investments                                   0             (8,341)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals                                        (56,651)           (37,101)
                                                              ---------          ---------
Net Cash Used in Investing Activities                           (14,755)           (27,751)
                                                              ---------          ---------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders                            (120,171)          (118,321)
Increase in Bank Loans                                           17,038                166
Decrease in Long-term Debt                                       (1,888)            (1,908)
Proceeds From Issuance of Stock Under Stock Option Plans          3,899             14,124
Purchase of Treasury Stock                                     (121,022)           (63,689)
                                                              ---------          ---------
Net Cash Used in Financing Activities                          (222,144)          (169,628)
                                                              ---------          ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents      3,763            (12,704)
                                                              ---------          ---------

Net Change in Cash and Cash Equivalents                         (74,856)           (27,911)

Cash and Cash Equivalents at Beginning of Year                  216,994            261,370
                                                              ---------          ---------

Cash and Cash Equivalents at End of Period                    $ 142,138          $ 233,459
                                                              =========          =========

Interest Paid                                                 $   1,284          $   1,814

Income Taxes Paid                                             $  75,243          $  83,821


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

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at September 30, 1998 were as follows:

                                      BALANCE AT        UTILIZED      BALANCE AT
                                       12/31/97         IN 1998        9/30/98
                                     -----------      -----------    -----------
Employee related                     $ 2,024,000      $ 1,288,000    $   736,000
Closing manufacturing plants          15,978,000       10,853,000      5,125,000
                                     -----------      -----------    -----------
Total                                $18,002,000      $12,141,000    $ 5,861,000
                                     ===========      ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 1998 were $349,846,000, compared to $356,242,000 in the 1997 third quarter. For the first nine months of 1998, net sales totaled $1,088,510,000, compared to $1,120,525,000 for the nine month period in 1997. In the current quarter, the Company achieved solid growth in fragrance sales in North America, and double-digit sales growth in Latin America fragrances. North America flavor sales rebounded sharply with an 11% sales increase. These strong sales gains, however, were not sufficient to offset the effects of the ongoing economic slowdown in the Far East and economic difficulties in Russia and Latin America; the economic difficulties in Latin America primarily impacted flavor sales. As a result, local currency sales for the third quarter, as well as the nine months, were flat with the previous year.

Net income for the third quarter of 1998 totaled $50,249,000 compared to $56,715,000 in the prior year third quarter; net income for the first nine months of 1998 totaled $168,782,000 compared to $183,268,000 for the comparable 1997 period. Basic and diluted earnings per share for the current quarter were both $.47, compared to $.52 in the prior year third quarter. Basic and diluted earnings per share for the first nine months of 1998 both totaled $1.57, compared to $1.68 and $1.67, respectively, for the comparable 1997 period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1998 and 1997 are detailed below.

                                                       FIRST NINE MONTHS
                                                    -----------------------
                                                    1998               1997
                                                    ----               ----
      Cost of Goods Sold                            53.9%              53.8%
      Research and Development Expenses              6.7%               6.3%
      Selling and Administrative Expenses           16.2%              15.0%

Cost of goods sold and Research and Development expenses, as a percentage of net sales, remained comparable over the two periods. Selling and Administrative expenses increased as a percentage of sales primarily due to costs of the Company's Year 2000 program, as well as certain costs incurred in connection with preparation for the conversion to the Euro currency, effective January 1, 1999, and the Company's ongoing project to implement the enterprise requirements planning ("ERP") software package, SAP.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders, the Company undertook a program to expand and streamline its aroma chemical production facilities during 1996. The aroma chemical streamlining resulted in a nonrecurring pretax charge to second quarter 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Utilization of the reserve in 1998 and the remaining reserve balance at September 30, 1998 were as follows:

                                BALANCE AT          UTILIZED         BALANCE AT
                                 12/31/97           IN 1998            9/30/98
                               -----------        -----------       -----------
Employee related               $ 2,024,000        $ 1,288,000       $   736,000
Closing manufacturing plants    15,978,000         10,853,000         5,125,000
                               -----------        -----------       -----------
Total                          $18,002,000        $12,141,000       $ 5,861,000
                               ===========        ===========       ===========

The effective tax rates for the third quarter and first nine months of 1998 were 32.8% and 34.5%, respectively, as compared to 35.5% and 35.9% for the comparable periods in 1997. The lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $143,050,000 at September 30, 1998. At September 30, 1998, working capital was $602,483,000 compared to $670,598,000 at December 31, 1997. Gross additions to property, plant and equipment during the first nine months of 1998 were $58,074,000.

In the first nine months of 1998, the Company repurchased approximately 2.9 million shares of common stock under its existing share repurchase program. At September 30, 1998, approximately 4.0 million shares of common stock had been repurchased under the plan authorized in September 1996.

In January 1998, the Company's cash dividend was increased to an annual rate of $1.48 per share from $1.44 in 1997, and $.37 per share was paid to shareholders in each of the first three quarters of 1998. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded from internal sources.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at September 30, 1998, was ($13,468,000) compared to ($36,851,000) at December 31, 1997. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

YEAR 2000

The Company has instituted a comprehensive program to address its "Year 2000" needs (the "Y2K Program"). The Y2K Program is currently on schedule to be completed prior to January 1, 2000, and in most cases no later than September 30, 1999. The Y2K Program has been designed to evaluate and, if necessary, to repair or replace those computer programs and embedded computer chips that are significant to the Company and that use only the last two digits to refer to a year ("Y2K Code"), so that such Y2K Code will be "Year 2000 Compliant," that is, will recognize dates beginning in the Year 2000. For purposes of the Y2K Program, Y2K Code is that which the Company concludes could, if not made Year 2000 Compliant, materially affect the Company's operations and ability to service its customers, or create a safety or environmental risk. In addition to dealing with the Company's Y2K Code, the Y2K Program also is designed to identify and evaluate the Year 2000 readiness of the Company's key suppliers of inventory and non-inventory goods and services, and of the Company's significant customers.

The Y2K Program as it relates to the Company's computer programs and embedded technology has five phases: (1) assessing computer programs and embedded technology to identify Y2K Code; (2) assigning priorities to the identified Y2K Code; (3) repairing or replacing Y2K Code to make such Y2K Code Year 2000 Compliant; (4) testing the repaired or replaced Y2K Code; and (5) developing and implementing, if necessary, contingency plans to address the possibility that the Company or third parties, whose operations or business could affect the Company, do not become Year 2000 Compliant. The Company has engaged certain outside consultants with recognized expertise in assessing and dealing with Year 2000 needs, principally Computer Sciences Corporation, to assist in the management of the Y2K Program and in the repair and testing of certain Y2K Code.

The Y2K Program focuses on Y2K Code in three principal areas: (1) infrastructure; (2) applications software; and (3) facility operations, where the great majority of embedded technology is found. The infrastructure area involves hardware and systems software other than applications software. As hardware and systems software is repaired, upgraded or replaced, it is tested to assure that it is Year 2000 Compliant. The Company expects the infrastructure portion of the Y2K Program to be completed by June 1999.

Significant portions of the Company's application software will be replaced by new software, principally SAP, an ERP software package. At September 30, 1998, the global design for the SAP project was substantially complete, and the first implementation, encompassing the Company's North American operations, is anticipated to take place on May 1, 1999, its scheduled date under the SAP project plans. Applications software Y2K Code not being replaced as part of the SAP project is being repaired, upgraded or replaced (where an upgrade or replacement is available from the supplier of such software) to make such Y2K Code Year 2000 Compliant. This portion of the Y2K Program is expected to be completed by September 30, 1999, consistent with the schedule established by the Y2K Program.

Facility operations include hardware, software and associated embedded computer chips used in the operation of facilities owned by the Company, including, but not limited to, equipment used in manufacturing and research and development, as well as security and other systems that may have date sensitive operating controls. The Company is currently completing the assessment of these systems to identify Y2K Code. This portion of the Y2K Program is on schedule, and the Company expects it to be completed in the fourth quarter of 1999.

The Company has identified its key suppliers of inventory and non-inventory goods and services and has contacted them, in writing and in some cases through face-to-face discussions, to ascertain the extent of their Year 2000 Compliance. Similarly, the Company has also been communicating with significant customers about their and the Company's Year 2000 Compliance plans and progress. This portion of the Y2K Program is expected to be completed in the third quarter of 1999.

The total cost to the Company of the Y2K Program is expected to approximate $45 million of which $17 million has been expended at September 30, 1998. Of the Y2K Program costs, approximately $21 million represents capital expenditures associated with replacement hardware, software and associated items. The remaining amount, approximately $24 million, represents the costs of repair, testing and related efforts, and is being expensed as incurred. Of the $17 million spent as of September 30, 1998, $8 million related to capital and the balance of $9 million was expensed. These amounts do not include the estimated cost of the SAP project.

The failure to make Y2K Code Year 2000 Compliant could result in an interruption in, or failure of, certain business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and/or financial condition. The Company currently expects that the Company's Y2K Code will be Year 2000 Compliant on or before December 31, 1999. Due to the general uncertainty about the overall extent of the Year 2000 problem, however, including, but not limited to, uncertainty about the extent of Year 2000 Compliance of the Company's suppliers and customers, the Company is unable currently to determine whether the consequences of the failure of entities other than the Company to be Year 2000 Compliant will have a material impact on the Company's results of operations, liquidity or financial condition.

Subject to the above uncertainties, however, the Company believes that, with the completion of the Y2K Program as scheduled, and with the implementation of SAP, the likelihood of material interruptions of the Company's normal business should be reduced. Notwithstanding the Company's belief, the Company is currently unable to predict, and thus to describe, its most likely worst case Year 2000 scenario. To address the possibility that the Company or its suppliers, customers, or other third parties are not successful in becoming Year 2000 Compliant, the Company has commenced development of contingency plans for the critical aspects of its operations. Such plans will be designed to avoid or mitigate potential serious disruptions in the Company's business and will be refined and modified as the Company monitors and evaluates the progress of its Y2K Program.

EURO CURRENCY ADOPTION

As part of the European Economic and Monetary Union (EMU), a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies will be fixed irrevocably as of January 1, 1999, with the participating national currencies being removed from circulation between January 1, and June 30, 2002 and replaced by Euro notes and coinage. During the "transition period" from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euro or the participating country's national currency.

The Company expects its systems and processes to be Euro "compliant" (able to receive Euro denominated payments and able to invoice in Euro as requested by suppliers and customers, respectively) by January 1, 1999 in the affected countries. Conversion of its systems and processes to the Euro is currently underway. The effects of the Euro conversion on the Company's revenues, costs and competitive position, while currently still being assessed, are not expected to be significant. The cost of systems and business process conversion is not expected to be material.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Management's Discussion and Analysis which are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause IFF's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to IFF's business include general economic and business conditions, the price and availability of raw materials, the ability of the Company and third parties, including customers or suppliers, to adequately address the Year 2000, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which IFF does business.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Number

            10(a) Agreement dated June 23, 1998 between Registrant and Carlos A. Lobbosco, Vice-President of Registrant.

            10(b) Agreement dated July 27, 1998 between Registrant and Stuart R. Maconochie, Vice-President of Registrant.

            10(c) Agreement dated September 2, 1998 between Registrant and David G. Bluestein, former director and Senior Vice-President of Registrant.

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 13, 1998   By: /s/ DOUGLAS J. WETMORE
                              ---------------------------------------------
                              Douglas J. Wetmore, Vice-President and Chief
                                 Financial Officer


Dated: November 13, 1998   By: /s/ STEPHEN A. BLOCK
                              ---------------------------------------------
                              Stephen A. Block, Vice-President Law and Secretary