Form 10-K
period 1998-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1999-03-30
CIK 51253

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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

Common Stock, par value 12 1/2 (cent) per share .......  New York Stock Exchange


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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 19, 1999 was $4,016,446,724.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 19, 1999.


      106,044,798 SHARES OF COMMON STOCK, PAR VALUE 12 1/2 (CENT) PER SHARE


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

     The major manufacturing facilities of the Company are located in the United States, Holland, France, Germany, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, Australia, China, Hong Kong, Indonesia and Japan. Manufacturing facilities are also located in six other countries. The Company maintains its own sales and distribution facilities in 35 countries and is represented by sales agents in additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

MARKETS

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air fresheners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1998, sales of fragrance products accounted for approximately 59%, 57%, 57%, 58% and 58%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1998, sales of flavor products accounted for approximately 41%, 43%, 43%, 42% and 42%, respectively, of the Company's total sales.

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

     The work of the perfumers and flavorists is conducted in 29 fragrance and flavor laboratories in 23 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $98,438,000 in 1998, $94,411,000 in 1997 and $93,545,000 in 1996 on its research and development activities, all of which were financed by the Company. These expenditures are expected to increase in 1999 to approximately $106,000,000. Of the amount expended in 1998 on such activities, 60% was for fragrances and the balance was for flavors. The Company employed 820 persons in 1998 and 811 persons in 1997 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 45 sales offices in 34 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1998, 32% of the Company's sales were to customers in North America, 40% in Europe, Africa and the Middle East, 17% in Latin America and 11% in the Far East. See Note 10 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's segment operations.

     The Company estimates that during 1998 its 30 largest customers accounted for about 54% of its sales, its four largest customers and their affiliates accounted for about 11%, 7%, 6% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 1999 approximately $2,600,000 in capital projects and $10,500,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 2000 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

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

EMPLOYEE RELATIONS

     The Company at December 31, 1998 employed approximately 4,670 persons, of whom about 1,440 were employed in the United States. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

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

    Union Beach, NJ ..........   Research and development center.

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

FRANCE
    Bois-Colombes ............   Flavor and fragrance laboratories.

    Dijon ....................   Production of fragrance
                                   ingredients and compounds,
                                   flavor ingredients and
                                   compounds and fruit
                                   preparations.

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

HONG KONG ....................   Production of fragrance compounds;
                                   fragrance laboratories.

INDONESIA
    Jakarta ..................   Production of flavor and fragrance compounds
                                   and ingredients; flavor and fragrance
                                   laboratories.

JAPAN
    Tokyo ....................   Flavor and fragrance laboratories.

    Gotemba ..................   Production of flavor and fragrance compounds.

     The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City. Such offices and all of the above facilities of the Company are owned in fee, except those in China, Hong Kong, and the Indonesian landsite, which are leased. The Company believes that the remaining facilities meet its present needs, but that additional facilities will be required to meet anticipated growth in sales.

ITEM 3. LEGAL PROCEEDINGS.

     Various Federal and State authorities and private parties claim that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a total of 10 waste sites operated by third parties located principally in New Jersey and Pennsylvania. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. The private suits generally seek damages for alleged injuries and, in one current case, a waste site's former owner/operator seeks contribution and indemnification from generators and others for remedial action costs incurred and to be incurred at the site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     EXECUTIVE OFFICERS OF REGISTRANT:
                                                                                                        Year First
                                                                                                          Became
            Name                           Office and Other Business Experience(2)               Age      Officer
            ----                           ---------------------------------------               ---      -------
Eugene P. Grisanti(1) ............    President, Chairman of the Board and Chief                 69         1964
                                       Executive Officer

Stephen A. Block .................    Vice-President, Law and Regulatory Affairs,                54         1993
                                       and Secretary

Robert G. Corbett ................    Vice-President since May 1997; Director; employed          44         1997
                                       by the Company in other positions prior thereto

Ronald S. Fenn ...................    Vice-President                                             61         1986

Philip P. Gaetano ................    Vice-President since December 1998; a human                39         1998
                                       resources executive with the following
                                       companies: Alumax Incorporated, an aluminum
                                       manufacturer, from 1997 to 1998; Marcam Corp.,
                                       a software manufacturer, from 1996 to 1997;
                                       Fisher Scientific, a scientific products manufacturer,
                                       from 1995 to 1996; and GE Capital Corporation,
                                       financial services, from 1994 to 1995

Judith C. Giordan ................    Vice-President since November 1997; Research               45         1997
                                       and development executive with The Pepsi-Cola Co.,
                                       affiliate of PepsiCo, Inc., soft drink and snack food
                                       manufacturer, from 1996 to 1997, and Henkel
                                       Corporation, consumer product and specialty
                                       chemical manufacturer, from 1989 to 1996

Carlos A. Lobbosco ...............    Vice-President                                             59         1993

Lewis G. Lynch, Jr. ..............    Vice-President                                             63         1975

Stuart R. Maconochie .............    Vice-President; Director                                   59         1989

Jose A. Rodriguez ................    Vice-President since May 1998; employed by the             55         1998
                                       Company in other positions prior thereto

Timothy Schaffner ................    Vice-President since May 1997; employed by the             49         1997
                                       Company in other positions prior thereto

Douglas J. Wetmore ...............    Vice-President and Chief Financial Officer since
                                       April 1998; Director; Controller prior thereto            41         1992

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                       1998                         1997
                              ---------------------        ---------------------
Quarter                        High            Low           High           Low
-------                       ------         ------        ------         ------
First .....................   $51.88         $42.06        $47.13         $42.50
Second ....................    50.31          42.25         52.50          40.00
Third .....................    44.50          32.06         53.44          48.50
Fourth ....................    45.44          32.56         51.88          45.06


     (b) Approximate Number of Equity Security Holders.

                    (A)                                         (B)
                                                     Number of record holders as
              Title of Class                            of December 31, 1998
              --------------                         ---------------------------

Common stock, par value 12 1/2 (cent) per share .....            4,653


     (c) Dividends.

     Cash dividends declared per share for each quarter since January 1997 were as follows:

                                             1999          1998           1997
                                             ----          ----           ----

First .................................      $.38           $.37          $.36
Second ................................                      .37           .36
Third .................................                      .37           .36
Fourth ................................                      .38           .37

ITEM 6. SELECTED FINANCIAL DATA.

                                               1998           1997           1996          1995         1994
                                            ----------     ----------     ----------    ----------   ----------
                                                      (Dollars in thousands except per share amounts)

Net sales .............................     $1,407,349     $1,426,791     $1,436,053    $1,439,487   $1,315,237
                                            ==========     ==========     ==========    ==========   ==========
Net income* ...........................     $  203,785     $  218,229     $  189,894    $  248,817   $  226,022
                                            ==========     ==========     ==========    ==========   ==========
Earnings per share:
Net income per share--basic ...........          $1.90          $2.00          $1.71         $2.24        $2.03
                                            ==========     ==========     ==========    ==========   ==========
Net income per share--diluted .........          $1.90          $1.99          $1.70         $2.22        $2.02
                                            ==========     ==========     ==========    ==========   ==========
Total assets ..........................     $1,388,064     $1,422,261     $1,506,913    $1,534,269   $1,399,725
                                            ==========     ==========     ==========    ==========   ==========
Long-term debt ........................     $    4,341     $    5,114     $    8,289    $   11,616   $   14,342
                                            ==========     ==========     ==========    ==========   ==========
Cash dividends declared per share .....          $1.49          $1.45          $1.38         $1.27        $1.12
                                            ==========     ==========     ==========    ==========   ==========

----------

* Reflects nonrecurring charge ($31,315 after tax) in 1996 resulting from the Registrant's program to phase out and close certain aroma chemical facilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION.

   Operations

     In 1998, worldwide net sales were $1,407,349,000 compared to $1,426,791,000 and $1,436,053,000 in 1997 and 1996, respectively. Sales of fragrance products were $820,149,000, $821,592,000 and $813,918,000 in 1998, 1997 and 1996,
respectively. Fragrance sales were flat in 1998 in comparison to 1997, following an increase of 1% in 1997 in comparison to 1996. Flavor sales were $587,200,000, $605,199,000 and $622,135,000 in 1998, 1997 and 1996, respectively. Flavor sales decreased 3% in 1998 in comparison to 1997, following a similar decrease of 3% in 1997 in comparison to 1996.

     Sales outside the United States represented approximately 70% of total sales in 1998, 1997 and 1996. The following table shows net sales on a geographic basis:

                                                                 Percent                  Percent
Sales by Destination (Dollars in thousands)          1998        Change         1997      Change       1996
-------------------------------------------       ----------     -------     ----------   --------  ----------
North America ................................    $  448,885         6%      $  423,876      -1%    $  427,219
Europe, Africa and the Middle East
 (EAME) ......................................       556,911        -4%         577,576      -3%       596,610
Latin America ................................       239,472         8%         222,708       8%       206,803
Far East .....................................       162,081       -20%         202,631      -1%       205,421
                                                  ----------                 ----------             ----------
  Total net sales ............................    $1,407,349        -1%      $1,426,791      -1%    $1,436,053
                                                  ==========                 ==========             ==========

     For the full year 1998, sales growth was strong in North America, in both flavors and fragrances. Although economic difficulties unfavorably impacted Latin America flavor sales, fragrance sales in the area achieved double-digit sales growth for the year. Sales in the Far East, in both flavors and fragrances, were down 20% for the year, affected by the ongoing economic disruption in Japan and Southeast Asia. In 1998, reported sales were also unfavorably impacted by the stronger U.S. dollar, most notably against the major European currencies; had the dollar exchange rates remained the same during 1998 and 1997, sales would have been approximately 2% higher than reported.

     During 1997, the strongest sales growth, for both flavors and fragrances, was achieved in the EAME area, particularly Eastern Europe and the Middle East. In 1997, reported sales were unfavorably impacted by the stronger U.S. dollar; had the dollar exchange rates remained the same during 1997 and 1996, sales would have increased approximately 4% worldwide. Sales were also affected, mainly in the fourth quarter, by the economic slowdowns in the Far East and Brazil.

     Although the Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has no long-term effect on the underlying strength of our business.

     The percentage relationship of cost of goods sold and other operating expenses to sales was as follows:

                                             1998          1997           1996
                                             ----          ----           ----
Cost of goods sold .....................    54.2%          54.2%         54.2%
Research and development
 expenses ..............................     7.0%           6.6%          6.5%
Selling and administrative
 expenses ..............................    17.0%          15.9%         15.6%

     Cost of goods sold, which includes cost of materials and internal manufacturing expenses, has remained constant as a percentage of sales over the years 1998, 1997 and 1996.

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

     Selling and administrative expenses are necessary to support the Company's sales and operating levels and have remained relatively constant as a percentage of net sales. In 1998, administrative costs include approximately $12.5 million of expense incurred in connection with the Company's Year 2000 program, for which there were no comparable costs incurred in 1997 or 1996. In addition, administrative expenses also include certain costs incurred in connection with the Company's project to implement the enterprise requirements planning ("ERP") software package, SAP. Excluding these costs, selling and administrative expenses would have represented approximately 15.9% of sales, in line with the 1997 and 1996 levels.

     Operating profit, as shown in Note 10 of the Notes to the Consolidated Financial Statements, was $312,728,000 in 1998, $338,339,000 in 1997 and
$346,163,000 in 1996. Operating profit results reflect the level of sales achieved. In 1998, operating profit reflected the effects of the Year 2000 related expenses. Operating profit in 1996 excludes a nonrecurring charge of $49,707,000.

     Interest expense amounted to $2,042,000, $2,420,000 and $2,740,000 in 1998,
1997 and 1996, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and may be significantly affected by high interest rates in countries where local bank borrowing is used as a hedge against devaluations. Interest expense decreased in 1998 compared to 1997 mainly due to lower average borrowing levels during the year; the decrease in 1997 compared to 1996 was due to lower average interest rates, partially offset by somewhat higher average borrowing levels outstanding during the year. More details on bank loans and long-term debt are contained in Note 6 of the Notes to the Consolidated Financial Statements.

     Other income was $6,356,000 in 1998, compared to $10,442,000 in 1997 and $11,405,000 in 1996. The decrease in other income in 1998 compared to 1997, and 1997 compared to 1996, was primarily due to lower interest income due to lower average interest rates, and lower levels of investments.

     Net income in 1998 totaled $203,785,000, a decrease of $14,444,000 or 7% from the prior year. Net income in 1997 totaled $218,229,000, and in 1996 was $221,209,000. The 1996 amount excludes the effect of the nonrecurring charge to earnings relating to the Company's aroma chemical operations; including this charge, net income was $189,894,000.

     During 1996, the Company undertook a program to phase out aroma chemical production at its Union Beach, New Jersey plant at the end of 1997, and to close smaller capacity aroma chemical facilities in Mexico and Brazil that year. Most of the volume produced at Union Beach was transferred to the Company's facility in Augusta, Georgia; production capacity in Benicarlo, Spain was also expanded.

     The program resulted in a nonrecurring pretax charge to 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represented asset writedowns and other non-cash related costs. Approximately 220 employees were affected by this program, all of whom had left the Company at December 31, 1998.

     Movements in the reserve resulting from the nonrecurring charge were as follows:

                                          Employee        Plant
(Dollars in thousands)                    Related        Closure          Total
----------------------                    -------        -------         -------
Original reserve .....................    $10,629        $39,078         $49,707
Utilized in 1996 .....................        560          6,446           7,006
                                          -------        -------         -------
Balance December 31, 1996 ............     10,069         32,632          42,701
Utilized in 1997 .....................      8,045         16,654          24,699
                                          -------        -------         -------
Balance December 31, 1997 ............      2,024         15,978          18,002
Utilized in 1998 .....................      1,503         13,778          15,281
                                          -------        -------         -------
Balance December 31, 1998 ............    $   521        $ 2,200         $ 2,721
                                          =======        =======         =======

     The balance of the reserve will be utilized in 1999 in connection with the final decomissioning and disposal of plant equipment, and as severance obligations to affected employees are satisfied.

     Effective January 1, 1997, the Company adopted Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities. SOP 96-1 establishes guidance for when environmental liabilities should be recorded and the factors to be considered in determining amounts recognized. The effect of adopting this Standard was not material.

     Effective January 1, 1998, the Company adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes guidance on when costs incurred for internal-use software are capitalized. In accordance with this SOP, in 1998, the Company capitalized approximately $28,000,000, included in construction in progress, related to the acquisition and development of the SAP software package.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. FAS 130 establishes standards for the reporting of comprehensive income, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income in the statement of financial position. Other comprehensive income consists of movements in the Company's cumulative translation adjustment.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. Prior year data has been restated for comparability purposes. More details on segment information are contained in Note 10 of the Notes to the Consolidated Financial Statements.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. FAS 132 standardizes disclosures about pension and other postretirement plans; it does not change the accounting measurement or recognition of such plans. More details on retirement benefits are contained in
Note 11 of the Notes to the Consolidated Financial Statements.

     Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the Standard, and the accounting and reporting implications thereof.

     Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, issued in April 1998, is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The impact of adopting this Standard is not expected to be material.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1998, the Company spent approximately $2,700,000 on capital projects and about $10,000,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

   Financial Condition

     The financial condition of the Company remained strong during 1998. Cash, cash equivalents and short-term investments totaled $115,999,000 at December 31, 1998, compared to $260,446,000 and $317,983,000 at December 31, 1997 and 1996,
respectively. Short-term investments are high-quality, readily marketable instruments. Working capital totaled $575,120,000 at year-end 1998, compared to $670,598,000 and $725,892,000 at December 31, 1997 and 1996, respectively. Gross additions to property, plant and equipment were $91,690,000, $59,284,000 and $80,782,000 in 1998, 1997 and 1996, respectively, and are expected to approximate $90,000,000 in 1999.

     In September 1996, the Company announced a plan to repurchase an additional
7.5 million shares of its common stock. An existing program to purchase 7.5 million shares, in effect since 1992, was completed in 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At December 31, 1998, approximately
4.3 million shares of common stock had been repurchased under the 1996 program. Under these plans, the Company purchased $134,448,000, $70,988,000 and $59,763,000 of treasury stock in 1998, 1997 and 1996, respectively.

     The Company has almost no long-term debt and anticipates that its growth and capital expenditure programs, and the above share repurchase plan, will continue to be funded mainly from internal sources.

     During 1998, the Company paid dividends to shareholders totaling $159,619,000 while $157,674,000 was paid in 1997, and $150,864,000 in 1996. In
January 1999, the cash dividend was increased to an annual rate of $1.52 per share, from $1.48 in 1998; the annual cash dividend was $1.44 in 1997. The Company believes these increases in dividends to its shareholders can be made without limiting future growth and expansion.

   Year 2000 Issue

     The Company has instituted a comprehensive program to address its "Year 2000" needs (the "Y2K Program"). The Y2K Program is currently on schedule to be completed prior to January 1, 2000, and in most cases no later than September 30, 1999.

     The Y2K Program has been designed to evaluate and, if necessary, repair or replace those computer programs and embedded computer chips that are significant to the Company and that use only the last two digits to refer to a year ("Y2K Code"), so that such Y2K Code will be "Year 2000 Capable," that is, will recognize dates beginning in the Year 2000. For purposes of the Y2K Program, Y2K Code is that which the Company concludes could, if not made Year 2000 Capable, materially affect the Company's operations and ability to service its customers, or create a safety or environmental risk. In addition to dealing with the Company's Y2K Code, the Y2K Program also is designed to identify and evaluate the Year 2000 readiness of the Company's key suppliers of inventory and non-inventory goods and services, and of the Company's significant customers.

     The Y2K Program, as it relates to the Company's computer programs and embedded technology, has five phases: (1) assessing computer programs and embedded technology to identify Y2K Code; (2) assigning priorities to the identified Y2K Code; (3) repairing or replacing Y2K Code to make such Y2K Code Year 2000 Capable; (4) testing the repaired or replaced Y2K Code; and (5) developing and implementing, as necessary, contingency plans to address the possibility that the Company or third parties, whose operations or business could affect the Company, do not become Year 2000 Capable. The Company has engaged certain outside consultants with recognized expertise in assessing and dealing with Year 2000 needs, principally Computer Sciences Corporation, to assist in the management of the Y2K Program and in the repair and testing of certain Y2K Code.

     The Y2K Program focuses on Company Y2K Code in three principal areas: (1) infrastructure; (2) applications software; and (3) facility operations, where the great majority of embedded technology is found. The infrastructure area involves hardware and systems software other than applications software. As hardware and systems software is repaired, upgraded or replaced, they are tested to ensure that they are Year 2000 Capable. The Company expects the infrastructure portion of the Y2K Program to be completed by June 30, 1999.

     Significant portions of the Company's application software will be replaced by new software, principally SAP, an ERP software package. At December 31, 1998, the global design for the SAP project was complete, and the first implementation, encompassing the Company's North American operations, is scheduled to take place in May 1999, the scheduled date under the SAP project plans. Applications software Y2K Code not being replaced as part of the SAP project is being repaired, upgraded or replaced (where an upgrade or replacement is available from the supplier of such software) to make such Y2K Code Year 2000 Capable. This portion of the Y2K Program is expected to be completed by September 30, 1999, consistent with the schedule established by the Y2K Program.

     Facility operations include hardware, software and associated embedded computer chips used in the operation of all facilities owned by the Company, including, but not limited to, equipment used in manufacturing and research and development, as well as security and other systems that may have date sensitive operating controls. The Company is currently completing the assessment of these systems and has commenced testing of critical systems to ensure Y2K capability. This portion of the Y2K Program is on schedule, and the Company expects it to be completed in the fourth quarter of 1999.

     The Company has identified its key suppliers of inventory and non-inventory goods and services and has contacted them, in writing and in some cases through face-to-face discussions, to ascertain the extent of their Year

2000 Capability. Similarly, the Company has also been communicating with significant customers about their and the Company's Year 2000 Capability plans and progress. This portion of the Y2K Program is expected to be completed in the third quarter of 1999.

     The total cost to the Company of the Y2K Program is estimated to approximate $45 million of which $24 million has been expended at December 31, 1998. Of the Y2K Program costs, approximately $21 million represents capital expenditures associated with replacement hardware, software and associated items. The remaining amount, totaling $24 million, represents the costs of repair, testing and related efforts, and is being expensed as incurred. Of the $24 million spent as at December 31, 1998, approximately $11.5 million related to capital and the balance of $12.5 million was expensed. These amounts do not include the estimated cost of the SAP project.

     The failure to make Y2K Code Year 2000 Capable could result in an interruption in, or failure of, certain business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and/or financial condition. The Company currently expects that the Company's Y2K Code will be Year 2000 Capable on or before December 31, 1999. Due to general uncertainty about the overall extent of the Year 2000 problem, however, including, but not limited to, uncertainty about the extent of Year 2000 Capability of the Company's suppliers and customers, the Company is currently unable to determine whether the consequences of the failure of entities other than the Company to be Year 2000 Capable will have a material impact on the Company's results of operations, liquidity or financial condition.

     Subject to the above uncertainties, however, the Company believes that, with the completion of the Y2K Program as scheduled, and with the implementation of SAP, the likelihood of material interruptions of the Company's normal business should be reduced. Notwithstanding the Company's belief, the Company is currently unable to predict, and thus to describe, its most likely worst case Year 2000 scenario. To address the possibility that the Company or its suppliers, customers, or other third parties are not successful in becoming Year 2000 Capable, the Company has commenced to develop contingency plans for the critical aspects of its operations. Such plans will be designed to avoid or mitigate potential serious disruptions in the Company's business and will be refined and modified as the Company monitors and evaluates the progress of its Y2K Program.

   Euro Currency Adoption

     As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of most of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period from January 1, 1999 through December 31, 2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency.

     The Company's systems and processes were "Euro capable" (able to enter into Euro-denominated transactions) on January 1, 1999. The effects of the Euro conversion on the Company's revenues, costs and competitive position, while currently still being assessed, are not expected to be significant. The cost of systems and business process conversion was not material.

   Other Information

     The Company is currently evaluating its selling, administrative, manufacturing and distribution functions with the intention of further streamlining operations and reducing operating expenses. The Company anticipates that decisions based on this evaluation will be made in the first half of 1999. Ensuing actions may result in certain nonrecurring charges during 1999; the extent of such charges is not yet quantifiable.

     Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

     Statements in this Management's Discussion and Analysis which are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, the price and availability of raw materials, the ability of the Company and third parties, including customers and suppliers, to adequately address the Year 2000 Issue, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Note 12 of the Notes to the Consolidated Financial Statements for a discussion of the Company's exposure to, and management of, market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:

                                                                        Page No.
                                                                        --------
Consolidated Statements of Income and Retained Earnings for
  the three years ended December 31, 1998 ............................     14
Consolidated Balance Sheet--December 31, 1998 and 1997 ...............     15
Consolidated Statement of Cash Flows for the three years
  ended December 31, 1998 ............................................     16
Notes to Consolidated Financial Statements ...........................     17
Report of Independent Accountants ....................................     29

Financial Statement Schedules:
VIII--Valuation and Qualifying Accounts and Reserves for the
      three years ended December 31, 1998 ............................    S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                       QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                                Net Income Per Share
                                                                                         ----------------------------------
                       Net Sales               Gross Profit           Net Income              Basic              Diluted
              ------------------------    --------------------    --------------------   ---------------     --------------
Quarter          1998         1997          1998       1997         1998        1997      1998     1997      1998     1997
-------       ----------    ----------    --------    --------    --------    --------    -----    -----     -----    -----
                                         (DOllars in thousands except per share amounts)

First .....   $  373,411    $  382,813    $175,204    $175,520    $ 62,626    $ 63,244    $0.58    $0.58     $0.58    $0.58
Second ....      365,253       381,470     169,983     177,415      55,907      63,309     0.52     0.58      0.52     0.57
Third .....      349,846       356,242     156,670     164,264      50,249      56,715     0.47     0.52      0.47     0.52
Fourth ....      318,839       306,266     142,010     136,447      35,003      34,961     0.33     0.32      0.33     0.32
              ----------    ----------    --------    --------    --------    --------    -----    -----     -----    -----
              $1,407,349    $1,426,791    $643,867    $653,646    $203,785    $218,229    $1.90    $2.00     $1.90    $1.99
              ==========    ==========    ========    ========    ========    ========    =====    =====     =====    =====


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                   Year Ended December 31,
                                                           ---------------------------------------
                                                             1998           1997          1996
                                                           ----------     ----------    ----------
                                                                    (Dollars in thousands
                                                                   except per share amounts)
CONSOLIDATED STATEMENT OF INCOME
 Net sales ............................................    $1,407,349     $1,426,791    $1,436,053
                                                           ----------     ----------    ----------
 Cost of goods sold ...................................       763,482        773,145       778,816
 Research and development expenses ....................        98,438         94,411        93,545
 Selling and administrative expenses ..................       238,675        227,066       223,547
 Nonrecurring charge ..................................            --             --        49,707
 Interest expense .....................................         2,042          2,420         2,740
 Other (income) expense, net ..........................        (6,356)       (10,442)      (11,405)
                                                           ----------     ----------    ----------
                                                            1,096,281      1,086,600     1,136,950
                                                           ----------     ----------    ----------
 Income before taxes on income ........................       311,068        340,191       299,103
 Taxes on income ......................................       107,283        121,962       109,209
                                                           ----------     ----------    ----------
  NET INCOME ..........................................       203,785        218,229       189,894

  Other comprehensive income:
   Foreign currency translation adjustments ...........        27,721        (84,406)      (27,494)
                                                           ----------     ----------    ----------
  COMPREHENSIVE INCOME ................................    $  231,506     $  133,823    $  162,400
                                                           ==========     ==========    ==========
  NET INCOME PER SHARE--BASIC .........................         $1.90          $2.00         $1.71
                                                           ==========     ==========    ==========
  NET INCOME PER SHARE--DILUTED .......................         $1.90          $1.99         $1.70
                                                           ==========     ==========    ==========

CONSOLIDATED STATEMENT OF RETAINED EARNINGS
 At beginning of year .................................    $1,166,348     $1,106,572    $1,069,421
 Net income ...........................................       203,785        218,229       189,894
                                                           ----------     ----------    ----------
                                                            1,370,133      1,324,801     1,259,315
 Cash dividends declared ..............................       159,513        158,453       152,743
                                                           ----------     ----------    ----------
 At end of year .......................................    $1,210,620     $1,166,348    $1,106,572
                                                           ==========     ==========    ==========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             December 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
                                                        (Dollars in thousands)
CURRENT ASSETS:
   Cash and cash equivalents ........................  $  114,960    $  216,994
   Short-term investments ...........................       1,039        43,452
   Receivables:
     Trade ..........................................     264,352       242,791
     Allowance for doubtful accounts ................      (9,517)       (8,101)
     Other ..........................................      28,645        33,844
   Inventories ......................................     403,961       360,074
   Prepaid and deferred charges .....................      44,588        46,405
                                                       ----------    ----------
    Total Current Assets ............................     848,028       935,459
PROPERTY, PLANT AND EQUIPMENT, NET ..................     498,784       446,509
OTHER ASSETS ........................................      41,252        40,293
                                                       ----------    ----------
TOTAL ASSETS ........................................  $1,388,064    $1,422,261
                                                       ==========    ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank loans .......................................  $   29,072    $   10,490
   Accounts payable .................................      60,331        57,832
   Accrued payrolls and bonuses .....................      16,507        19,410
   Dividends payable ................................      40,301        40,407
   Income taxes .....................................      46,647        56,070
   Other current liabilities ........................      80,050        80,652
                                                       ----------    ----------
    Total Current Liabilities .......................     272,908       264,861
                                                       ----------    ----------

OTHER LIABILITIES:
 Long-term debt .....................................       4,341         5,114
 Deferred income taxes ..............................      30,730        23,139
 Retirement and other liabilities ...................     135,034       128,659
                                                       ----------    ----------
    Total Other Liabilities .........................     170,105       156,912
                                                       ----------    ----------

SHAREHOLDERS' EQUITY:
 Common stock 12 1/2 (cent) par value;
   authorized 500,000,000 shares;
   issued 115,761,840 shares ........................      14,470        14,470
 Capital in excess of par value .....................     136,443       137,418
 Restricted stock ...................................      (6,750)       (9,000)
 Retained earnings ..................................   1,210,620     1,166,348
 Accumulated other comprehensive income:
   Cumulative translation adjustment ..............        (9,130)      (36,851)
                                                       ----------    ----------
                                                        1,345,653     1,272,385

 Treasury stock, at cost--9,715,775 shares in 1998
   and 6,630,911 shares in 1997 .....................    (400,602)     (271,897)
                                                       ----------    ----------
   Total Shareholders' Equity .......................     945,051     1,000,488
                                                       ----------    ----------
Total Liabilities and Shareholders' Equity ..........  $1,388,064    $1,422,261
                                                       ==========    ==========


See Notes to Consolidated Financial Statements

                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                        --------------------------------------
                                                                          1998          1997           1996
                                                                        ---------     ---------      ---------
                                                                                (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................     $ 203,785     $ 218,229      $ 189,894
   Adjustments to reconcile to net cash provided by operations:
    Nonrecurring charge                                                        --            --         49,707
    Depreciation ..................................................        49,006        50,278         47,764
    Deferred income taxes .........................................        15,877         8,201         (2,271)
    Changes in assets and liabilities:
     Current receivables ..........................................        (3,887)      (32,949)        (2,433)
     Inventories ..................................................       (31,354)      (20,524)        30,179
     Current payables .............................................       (15,816)       11,473        (14,530)
     Other, net ...................................................        (1,185)        4,440          9,689
                                                                        ---------     ---------      ---------
Net cash provided by operations ...................................       216,426       239,148        307,999
                                                                        ---------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales/maturities of short-term investments .......        41,766        23,056         44,646
   Purchases of short-term investments ............................            --        (9,851)       (57,289)
   Additions to property, plant and equipment, net of
    minor disposals                                                       (89,741)      (58,211)       (79,425)
                                                                        ---------     ---------      ---------
Net cash used in investing activities .............................       (47,975)      (45,006)       (92,068)
                                                                        ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid to shareholders ............................      (159,619)     (157,674)      (150,864)
   Increase (decrease) in bank loans ..............................        16,570        (7,305)         7,144
   Decrease in long-term debt .....................................        (1,380)       (2,357)        (2,230)
   Proceeds from issuance of stock under stock option plans .......         4,569        15,356          9,622
   Purchase of treasury stock .....................................      (134,448)      (70,988)       (59,763)
                                                                        ---------     ---------      ---------
Net cash used in financing activities .............................      (274,308)     (222,968)      (196,091)
                                                                        ---------     ---------      ---------
Effect of exchange rate changes on cash and cash equivalents ......         3,823       (15,550)        (9,900)
                                                                        ---------     ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........................      (102,034)      (44,376)         9,940
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....................       216,994       261,370        251,430
                                                                        ---------     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........................     $ 114,960     $ 216,994      $ 261,370
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

CURRENCY TRANSLATION

     The assets and liabilities of non-U.S. subsidiaries which operate in a local currency environment are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of shareholders' equity.

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

     Long-lived assets are reviewed for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to estimated fair value if expected associated cash flows are less than the carrying amounts.

INCOME TAXES

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from dividend distributions by subsidiary companies to the parent company are provided to the extent such dividends are anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies which are intended to be permanently invested in such subsidiaries. As a result, no income tax effect is attributable to the currency translation component of other comprehensive income.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1997, the Company adopted Statement of Position 96-1 (SOP 96-1), Accounting for Environmental Remediation Liabilities. SOP 96-1 establishes guidance for when environmental liabilities should be recorded and the factors to be considered in determining amounts recognized. The effect of adopting this Standard was not material.

     Effective January 1, 1998, the Company adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes guidance on when costs incurred for internal-use software are capitalized.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (FAS 130), Reporting Comprehensive Income. FAS 130 establishes standards for the reporting of comprehensive income, and requires that an enterprise classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately in the statement of financial position.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (FAS 131), Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way public business enterprises report information about operating segments in reports to shareholders. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. Prior year data has been restated for comparability purposes.

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits. FAS 132 standardizes disclosures about pension and other postretirement plans; it does not change the accounting measurement or recognition of such plans.

     Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the Standard, and the accounting and reporting implications thereof.

     Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, issued in April 1998, is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The impact of adopting this Standard is not expected to be material.

NET INCOME PER SHARE

     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the number of shares used in the computations for basic and diluted net income per share is as follows:

                                                      Number of Shares
                                            ------------------------------------
(Shares in thousands)                         1998          1997          1996
---------------------                       -------       -------        -------
Basic EPS ..............................    107,122       109,065        110,773
Dilution under stock plans .............        308           560            613
                                            -------       -------        -------
Diluted EPS ............................    107,430       109,625        111,386
                                            =======       =======        =======

     Net income used in the computation of basic and diluted net income per share is not affected by the assumed issuance of stock under the Company's stock plans and is therefore the same for both calculations.

     Options to purchase 2,295,667, 944,959 and 1,107,000 shares were outstanding in 1998, 1997 and 1996, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective years.

NOTE 2. NONRECURRING CHARGE

     During 1996, the Company undertook a program to phase out aroma chemical production at its Union Beach, New Jersey plant at the end of 1997, and to close smaller capacity aroma chemical facilities in Mexico and Brazil that year. Most of the volume produced at Union Beach was transferred to the Company's facility in Augusta, Georgia; production capacity in Benicarlo, Spain was also expanded.

     The program resulted in a nonrecurring pretax charge to 1996 earnings of $49,707,000 ($31,315,000 after tax or $.29 per share). Of the charge, approximately $33,000,000 represented asset writedowns and other non-cash related costs. Approximately 220 employees were affected by this program, all of whom had left the Company at December 31, 1998.

     Movements in the reserve resulting from the nonrecurring charge were as follows:

                                            Employee        Plant
(Dollars in thousands)                      Related        Closure        Total
---------------------                       -------        -------       -------
Original reserve ........................   $10,629        $39,078       $49,707
Utilized in 1996 ........................       560          6,446         7,006
                                            -------        -------       -------
Balance December 31, 1996                    10,069         32,632        42,701
Utilized in 1997 ........................     8,045         16,654        24,699
                                            -------        -------       -------
Balance December 31, 1997 ...............     2,024         15,978        18,002
Utilized in 1998 ........................     1,503         13,778        15,281
                                            -------        -------       -------
Balance December 31, 1998 ...............   $   521        $ 2,200       $ 2,721
                                            =======        =======       =======

     The balance of the reserve will be utilized in 1999 in connection with the final decommissioning and disposal of plant equipment, and as severance obligations to affected employees are satisfied.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate. At December 31, 1998 and 1997, marketable securities totaling $2,655,000 and $122,931,000, respectively, were available for sale and recorded at fair value which approximated cost. Realized gains and losses on the sale of marketable securities were not material.

NOTE 4. INVENTORIES

                                                          December 31,
                                                   ---------------------------
                                                     1998               1997
                                                   --------           --------
                                                       (Dollars in thousands)

Raw materials .................................    $235,552           $193,136
Work in process ...............................       8,251             13,593
Finished goods ................................     160,158            153,345
                                                   --------           --------
                                                   $403,961           $360,074
                                                   ========           ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

                                                          December 31,
                                                   ---------------------------
                                                     1998               1997
                                                   --------           --------
                                                       (Dollars in thousands)

Land ..........................................    $ 33,784           $ 29,676
Buildings and improvements ....................     284,861            271,407
Machinery and equipment .......................     526,859            471,456
Construction in progress ......................      67,893             38,362
                                                   --------           --------
                                                    913,397            810,901
Accumulated depreciation ......................     414,613            364,392
                                                   --------           --------
                                                   $498,784           $446,509
                                                   ========           ========

     In 1998, construction in progress includes approximately $28,000,000 related to the acquisition and development of internal-use software.

NOTE 6. BORROWINGS

     Bank loans (all foreign) averaged $16,912,000 in 1998, $19,639,000 in 1997 and $15,007,000 in 1996. The highest levels were $29,636,000 in 1998,
$28,736,000 in 1997 and $18,925,000 in 1996. The 1998 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 8% and the average rate on loans outstanding at December 31, 1998 was 7%. These rates compare to 7% and 10%, respectively, in 1997, and 9% and 7%, respectively, in 1996.

     Long-term debt (all foreign) consists of various loans from financial institutions, with interest rates ranging between 2.1% to 2.5%, and with original terms of between five and seven years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1998 are $1,683,000 in 1999 and $886,000 annually through 2003. At December 31, 1998 and 1997, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $1,774,000 in 1998, $2,330,000 in 1997 and $2,688,000 in 1996.

     At December 31, 1998, the Company and its subsidiaries had available unused lines of bank credit approximating $96,000,000.

NOTE 7. INCOME TAXES

                                           1998           1997           1996
                                         --------       --------       --------
                                                  (Dollars in thousands)

U.S. income before taxes .............   $ 54,745       $ 63,719       $ 19,860
Foreign income before taxes ..........    256,323        276,472        279,243
                                         --------       --------       --------
Total income before taxes ............   $311,068       $340,191       $299,103
                                         ========       ========       ========

     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                           1998           1997           1996
                                         --------       --------       --------
                                                 (Dollars in thousands)
Current
 Federal .............................    $ 4,830       $ 18,149       $ 15,138
 State and local .....................        578          2,210          2,835
 Foreign .............................     85,998         93,402         93,507
                                         --------       --------       --------
                                           91,406        113,761        111,480
                                         --------       --------       --------
Deferred
 Federal .............................     13,350          6,478        (10,640)
 State and local .....................      1,847            235         (2,356)
 Foreign .............................        680          1,488         10,725
                                         --------       --------       --------
                                           15,877          8,201         (2,271)
                                         --------       --------       --------
Total income taxes ...................   $107,283       $121,962       $109,209
                                         ========       ========       ========

     At December 31, 1998 and 1997, gross deferred tax assets were $56,000,000 and $61,300,000, respectively; gross deferred tax liabilities were $64,800,000 and $55,400,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:

                                                        1998             1997
                                                     --------          --------
                                                        (Dollars in thousands)

Employee and retiree benefits ...................    $ 33,000          $ 35,400
Inventory .......................................       8,200             9,100
Property, plant and equipment ...................     (34,800)          (25,400)
Other, net ......................................     (15,200)          (13,200)
                                                     --------          --------
                                                     $ (8,800)         $  5,900
                                                     ========          ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                     1998       1997       1996
                                                     ----       ----       ----
Statutory tax rate ..............................    35.0%      35.0%      35.0%
Difference in effective tax rate on
  foreign earnings and remittances ..............    (0.5)       0.8        1.8
State and local taxes ...........................     0.5        0.5        0.1
Other, net ......................................    (0.5)      (0.4)      (0.4)
                                                     ----       ----       ----
Effective tax rate ..............................    34.5%      35.9%      36.5%
                                                     ====       ====       ====

     Income taxes paid were $99,894,000 in 1998, $110,594,000 in 1997 and
$124,435,000 in 1996.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $518,000,000 at December 31, 1998. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

NOTE 8. SHAREHOLDERS' EQUITY

     Transactions in treasury shares resulted in net charges to capital in excess of par value of $3,996,000, $1,062,000 and $975,000 in 1996, 1997 and
1998, respectively.

     The following table shows treasury shares acquired and, as appropriate, the use of treasury shares for stock plans:

                                                    Number
                                                      of
                                                    Shares             Amount
                                                   ---------          --------
                                                     (Dollars in thousands)

Balance January 1, 1996 ........................   4,808,005          $184,856
Acquisitions ...................................   1,407,667            62,815
Used for stock plans ...........................    (425,349)          (17,131)
                                                   ---------          --------
Balance December 31, 1996 ......................   5,790,323           230,540
Acquisitions ...................................   1,633,034            73,869
Used for stock plans ...........................    (792,446)          (32,512)
                                                   ---------          --------
Balance December 31, 1997 ......................   6,630,911           271,897
Acquisitions ...................................   3,222,900           134,448
Used for stock plans ...........................    (138,036)           (5,743)
                                                   ---------          --------
Balance December 31, 1998 ......................   9,715,775          $400,602
                                                   =========          ========

     Under an employment contract dated January 1, 1997, the Company awarded 250,000 restricted shares of the Company's common stock. The restrictions expire, subject to certain performance goals, over a five-year period. Compensation expense is recognized over the restricted period.

     Changes in the cumulative translation adjustment, included in other comprehensive income, were (in thousands):

       Balance January 1, 1996 ............................     $ 75,049
       Translation adjustments ............................      (27,494)
                                                                --------
       Balance December 31, 1996 ..........................       47,555
       Translation adjustments ............................      (84,406)
                                                                --------
       Balance December 31, 1997 ..........................      (36,851)
       Translation adjustments ............................       27,721
                                                                --------
       Balance December 31, 1998 ..........................      $(9,130)
                                                                ========


     On February 13, 1990, the Company adopted a shareholder protection rights agreement (the "Rights Agreement") and declared a dividend of one right on each share of common stock outstanding on February 28, 1990 or issued thereafter.

     Under the Rights Agreement, as amended, until a person or group acquires 20% or more of the Company's common stock or commences a tender offer that will result in such person or group owning 20% or more, the rights will be evidenced by the common stock certificates, will automatically trade with the common stock and will not be exercisable. Thereafter, separate rights certificates will be distributed and each right will entitle its holder to purchase one share of common stock for an exercise price of $250.

     If any person or group acquires 20% or more of the Company's common stock, then ten business days thereafter (the "Flip-in Date") each right (other than rights beneficially owned by holders of 20% or more of the common stock or transferees thereof, which rights become void) will entitle its holder to purchase, for the exercise price, a number of shares of common stock having a market value of twice the exercise price.

     If the Company is involved in a merger or sells more than 50% of its assets or earning power, each right will entitle its holder to purchase, for the exercise price, a number of shares of common stock of the acquiring company having a market value of twice the exercise price. If any person or group acquires between 20% and 50% of common stock, the Company's Board of Directors may, at its option, exchange one share of common stock for each right. The rights may be redeemed by the Board of Directors for $0.01 per right prior to the Flip-in Date. The rights will expire on February 20, 2000, unless previously redeemed by the Board in accordance with the terms of the Rights Agreement.

     Dividends paid per share were $1.48, $1.44 and $1.36 in 1998, 1997 and 1996, respectively.

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

     During 1998, options to purchase common stock were granted at exercise prices ranging from $40.50 to $49.69 per share. At December 31, 1998, the price range for shares under option was $19.30 to $49.88; options for 1,983,676 shares were exercisable at that date. During 1998, 138,036 shares of common stock under option were exercised at prices ranging from $19.30 to $36.21.

     Stock option transactions were:

                                         Shares of Common Stock      Weighted
                                         ----------------------       Average
                                          Available       Under      Exercise
                                         for Option      Option        Price
                                         ----------     ---------    ---------
Balance January 1, 1996 ..............      863,166     3,285,632      $37.09
Granted ..............................     (639,500)      639,500       48.06
Exercised ............................           --      (425,349)      29.78
Terminated ...........................       13,428       (13,428)      38.21
                                          ---------     ---------
Balance December 31, 1996 ............      237,094     3,486,355       39.98
Granted ..............................     (781,250)      781,250       43.38
Exercised ............................           --      (542,446)      33.61
Terminated ...........................       94,485       (94,485)      39.67
Increase under 1997 plan .............    3,500,000            --          --
                                          ---------     ---------
Balance December 31, 1997 ............    3,050,329     3,630,674       41.67
Granted ..............................     (941,000)      941,000       48.93
Exercised ............................           --      (138,036)      33.10
Terminated ...........................      397,719      (397,719)      46.26
                                          ---------     ---------
Balance December 31, 1998 ............    2,507,048     4,035,919      $43.21
                                          =========     =========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                       Range of Exercise Prices
                                                       -------------------------
                                                       $10-$30          $30-$50
                                                       -------         ---------
Number outstanding .................................   231,473         3,804,446
Weighted average remaining contractual
  life, in years ...................................       1.7               7.1
Weighted average exercise price ....................    $24.31            $44.36
Number exercisable .................................   231,473         1,752,203
Weighted average exercise price ....................    $24.31            $41.21


     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic earnings per share would have been reduced by approximately $4,700,000 ($.04 per share) in 1998, $3,500,000 ($.03 per share) in 1997 and $2,700,000 ($.02 per share) in 1996. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1998, 1997 and 1996 were $9.74, $8.19 and $9.98, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows:

                                                 1998       1997        1996
                                                 ----       ----        ----
Risk-free interest rate ....................      5.6%       6.6%        6.6%
Expected life, in years ....................      5          5           5
Expected volatility ........................     19.5%      16.4%       16.8%
Expected dividend yield ....................      3.0%       3.3%        2.8%


NOTE 10. SEGMENT INFORMATION

     The Company's reportable segments are based on geographic area; accounting policies used for segment reporting are the same as those described in Note 1. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items and accounting changes, and income tax expense. Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. The North America area includes the United States and Canada, and the EAME area includes Europe, Africa and the Middle East. Unallocated assets are principally cash and short-term investments.


                                                                       1998 (Dollars in thousands)
                                             ------------------------------------------------------------------------------------
                                              North                         Latin          Far
                                             America         EAME          America         East      Eliminations     Consolidated
                                             --------       --------      --------       --------    ------------     ------------
Sales to unaffiliated customers ..........   $474,481       $569,894      $211,235       $151,739     $      --        $1,407,349
Transfers between areas ..................     58,355        114,258           841         14,626      (188,080)               --
                                             --------       --------      --------       --------     ---------        ----------
  Total sales ............................   $532,836       $684,152      $212,076       $166,365     $(188,080)       $1,407,349
                                             ========       ========      ========       ========     =========        ==========
Operating profit .........................   $ 66,207       $172,392      $ 47,005       $ 26,954     $     170        $  312,728
                                             ========       ========      ========       ========     =========
Unallocated expenses .....................                                                                                 (5,974)
Interest expense .........................                                                                                 (2,042)
Other income (expense), net ..............                                                                                  6,356
                                                                                                                       ----------
  Income before taxes on income                                                                                        $  311,068
                                                                                                                       ==========
Segment assets ...........................   $494,783       $509,006      $164,434       $166,915     $ (50,008)       $1,285,130
                                             ========       ========      ========       ========     =========
Unallocated assets .......................                                                                                102,934
                                                                                                                       ----------
  Total assets ...........................                                                                             $1,388,064
                                                                                                                       ==========
Capital expenditures .....................   $ 47,737       $ 29,424      $ 10,130       $  4,399     $      --        $   91,690
Depreciation .............................     19,252         21,026         4,077          4,651            --            49,006
                                             ========       ========      ========       ========     =========        ==========


                                                                       1997 (Dollars in thousands)
                                             ------------------------------------------------------------------------------------
                                              North                         Latin          Far
                                             America         EAME          America         East      Eliminations     Consolidated
                                             --------       --------      --------       --------    ------------     ------------
Sales to unaffiliated customers ..........   $449,671       $589,308      $197,165       $190,647     $      --        $1,426,791
Transfers between areas ..................     68,188        101,922         1,205         15,789      (187,104)               --
                                             --------       --------      --------       --------     ---------        ----------
  Total sales ............................   $517,859       $691,230      $198,370       $206,436     $(187,104)       $1,426,791
                                             ========       ========      ========       ========     =========        ==========
Operating profit .........................   $ 73,220       $186,113      $ 43,219       $ 36,663     $    (876)       $  338,339
                                             ========       ========      ========       ========     =========
Unallocated expenses .....................                                                                                 (6,170)
Interest expense .........................                                                                                 (2,420)
Other income (expense), net ..............                                                                                 10,442
                                                                                                                       ----------
  Income before taxes on income ..........                                                                             $  340,191
                                                                                                                       ==========
Segment assets ...........................   $448,416       $451,784      $153,698       $159,725     $ (36,356)       $1,177,267
                                             ========       ========      ========       ========     =========
Unallocated assets .......................                                                                                244,994
                                                                                                                       ----------
  Total assets ...........................                                                                             $1,422,261
                                                                                                                       ==========
Capital expenditures .....................   $ 16,724       $ 29,024      $  8,617       $  4,919     $      --        $   59,284
Depreciation .............................     21,255         20,983         3,415          4,625            --            50,278
                                             ========       ========      ========       ========     =========        ==========


                                                                       1996 (Dollars in thousands)
                                             ------------------------------------------------------------------------------------
                                              North                         Latin          Far
                                             America         EAME          America         East      Eliminations     Consolidated
                                             --------       --------      --------       --------    ------------     ------------
Sales to unaffiliated customers ..........   $448,650       $610,467      $183,096       $193,840     $      --        $1,436,053
Transfers between areas ..................     64,353         94,150         3,459          9,275      (171,237)               --
                                             --------       --------      --------       --------     ---------        ----------
  Total sales ............................   $513,003       $704,617      $186,555       $203,115     $(171,237)       $1,436,053
                                             ========       ========      ========       ========     =========        ==========
Operating profit .........................   $ 77,989       $195,696      $ 35,591       $ 38,294     $  (1,407)       $  346,163
                                             ========       ========      ========       ========     =========
Unallocated expenses .....................                                                                                 (6,018)
Nonrecurring charge ......................                                                                                (49,707)
Interest expense .........................                                                                                 (2,740)
Other income (expense), net ..............                                                                                 11,405
                                                                                                                       ----------
  Income before taxes on income ..........                                                                             $  299,103
                                                                                                                       ==========
Segment assets ...........................   $452,352       $475,017      $133,114       $189,630     $ (48,555)       $1,201,558
                                             ========       ========      ========       ========     =========
Unallocated assets .......................                                                                                305,355
                                                                                                                       ----------
  Total assets ...........................                                                                             $1,506,913
                                                                                                                       ==========
Capital expenditures .....................   $ 39,650       $ 24,180      $  9,780       $  7,172     $      --        $   80,782
Depreciation .............................     19,104         21,993         3,262          3,405            --            47,764
                                             ========       ========      ========       ========     =========        ==========

     Sales of fragrance products were $820,149,000, $821,592,000 and $813,918,000 in 1998, 1997 and 1996, respectively. Sales of flavor products were $587,200,000, $605,199,000 and $622,135,000 in 1998, 1997 and 1996,
respectively. Sales in the United States, based on the final country of destination of the Company's products, were $432,035,000, $407,824,000 and $413,591,000 in 1998, 1997 and 1996, respectively. No other individual country of destination exceeded 8% of consolidated sales. Sales to the Company's largest customer in 1998, 1997 and 1996 accounted for 11%, 11% and 12% of worldwide net sales, respectively. Total long-lived assets consist of net property, plant and equipment and amounted to $498,784,000, $446,509,000 and $467,797,000 at
December 31, 1998, 1997 and 1996, respectively; of the respective totals $204,430,000, $186,888,000 and $181,761,000 were located in the United States.
No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

     Net foreign exchange gains of $943,000 in 1998 and $1,231,000 in 1997 and net losses of $668,000 in 1996 are included in other income.



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

     In addition to pension benefits, certain health care and life insurance benefits are provided to qualifying United States employees upon retirement from the Company. Such coverage is provided through insurance plans with premiums based on benefits paid. The Company does not generally provide health care and life insurance coverage for retired employees of foreign subsidiaries; however, such benefits are provided in most foreign countries by government-sponsored plans, and the cost of these programs is not significant to the Company.

     Pension expense included the following components:

                                                   U.S. Plans                         Non-U.S. Plans
                                          -------------------------------     --------------------------------
                                           1998       1997         1996        1998         1997        1996
                                          -------    -------      -------     -------     -------      -------
                                                                 (Dollars in thousands)
Service cost for benefits earned ......   $ 5,886    $ 3,914      $ 4,516     $ 6,137     $ 5,819      $ 5,379
Interest cost on projected
 benefit obligation ...................    11,690     10,623       10,180      10,116       9,989       10,572
Expected return on plan assets ........   (12,972)   (11,383)     (10,757)    (11,980)    (10,621)     (11,128)
Net amortization and deferrals ........       (98)      (231)        (198)        712         495          312
                                          -------    -------      -------     -------     -------      -------
Defined benefit plans .................     4,506      2,923        3,741       4,985       5,682        5,135
Defined contribution and other
 retirement plans .....................     2,386      2,360        2,297       2,121       1,655        3,447
                                          -------    -------      -------     -------     -------      -------
Total pension expense .................   $ 6,892    $ 5,283      $ 6,038     $ 7,106     $ 7,337      $ 8,582
                                          =======    =======      =======     =======     =======      =======


     Expense recognized for postretirement benefits included the following components:

                                                 1998         1997         1996
                                                ------       ------       ------
                                                    (Dollars in thousands)

Service cost for benefits earned ............   $1,505       $1,070       $1,368
Interest on benefit obligation ..............    3,371        3,097        3,377
Net amortization and deferrals ..............       28           (9)         138
                                                ------       ------       ------
Total postretirement benefit expense ........   $4,904       $4,158       $4,883
                                                ======       ======       ======

     Changes in pension and postretirement benefit obligations were:

                                         U.S. Pension Plans     Non-U.S. Pension Plans   Postretirement Benefits
                                         -------------------    ----------------------   -----------------------
                                           1998       1997        1998        1997         1998         1997
                                         --------   --------     --------    --------     -------      -------
                                                             (Dollars in thousands)

Benefit obligation at beginning
 of year .............................   $158,736   $133,968     $153,758    $156,827     $46,808      $45,939
Service cost for benefits earned .....      5,886      3,914        6,137       5,819       1,505        1,070
Interest cost on projected
 benefit obligation ..................     11,690     10,623       10,116       9,989       3,371        3,097
Actuarial (gain) loss ................     18,623     12,595       10,999       1,123       5,953       (2,470)
Plan amendments ......................         --      3,132           --       4,331          --          200
Plan participants' contributions .....         --         --           88          94          --           --
Benefits paid ........................     (6,840)    (5,496)      (6,253)     (6,055)     (1,704)      (1,028)
Translation adjustments ..............         --         --       10,065     (18,370)         --           --
                                         --------   --------     --------    --------     -------      -------
Benefit obligation at end of year ....   $188,095   $158,736     $184,910    $153,758     $55,933      $46,808
                                         ========   ========     ========    ========     =======      =======

     Changes in pension plan assets were:

                                                                     U.S. Plans              Non-U.S. Plans
                                                                 --------------------    ---------------------
                                                                   1998        1997         1998        1997
                                                                 --------    --------    --------     --------
                                                                           (Dollars in thousands)

Fair value of plan assets at beginning of year .............     $202,417    $164,334    $148,067     $148,094
Actual return on plan assets ...............................       38,044      37,598       8,341       17,565
Employer contributions .....................................        2,847       5,981       5,551        5,319
Plan participants' contributions ...........................           --          --          88           94
Benefits paid ..............................................       (6,840)     (5,496)     (6,253)      (6,055)
Translation adjustments ....................................           --          --       9,009      (16,950)
                                                                 --------    --------    --------     --------
Fair value of plan assets at end of year ...................     $236,468    $202,417    $164,803     $148,067
                                                                 ========    ========    ========     ========

     The funded status of pension and postretirement plans at December 31 was:

                                          U.S. Pension Plans    Non-U.S. Pension Plans   Postretirement Benefits
                                          ------------------    ----------------------   -----------------------
                                           1998       1997        1998         1997         1998         1997
                                          -------    -------     --------     -------     --------     --------
                                                                (Dollars in thousands)

Plan assets in excess of (less than)
 projected benefit obligation .........   $48,373    $43,681     $(20,107)    $(5,691)   $(55,933)    $(46,808)
Remaining balance of unrecognized
 net (asset) liability established
 at adoption of FAS 87 ................    (2,856)    (3,477)       1,589       1,526          --           --
Unrecognized prior service cost .......     4,505      4,904        6,371       6,585         174          187
Unrecognized net (gain) loss ..........   (45,384)   (38,811)      10,996      (3,841)      6,348          410
                                          -------    -------     --------     -------    --------     --------
Net asset (liability) .................   $ 4,638    $ 6,297     $ (1,151)    $(1,421)   $(49,411)    $(46,211)
                                          =======    =======     ========     =======    ========     ========

     Pension assets and liabilities included in the Consolidated Balance Sheet at December 31 were:

                                      U.S. Plans              Non-U.S. Plans
                                   -------------------      -------------------
                                    1998        1997         1998         1997
                                   -------     -------      ------       ------
                                               (Dollars in thousands)

Prepaid benefit cost ..........   $ 20,331    $ 19,845     $ 6,191      $ 5,291
Accrued benefit liability .....    (15,693)    (13,548)     (7,342)      (6,712)

     Principal weighted average actuarial assumptions used to determine the above pension data were:

                                              U.S. Plans          Non-U.S. Plans
                                            ---------------       --------------
                                            1998       1997       1998      1997
                                            ----       ----       ----      ----
Discount rate ..........................    6.7%       7.2%       5.3%      6.6%
Weighted average rate of
  compensation increase ................    4.5%       4.5%       2.8%      3.5%
Long-term rate of return
  on plan assets .......................    8.0%       8.0%       7.3%      7.9%

     Principal actuarial assumptions used to determine the above postretirement data were:

                                                     1998           1997
                                                     ----           ----
Discount rate ..................................     6.7%           7.2%
Initial medical cost trend rate ................     7.0%           8.0%
Ultimate medical cost trend rate ...............     5.0%           5.0%
Medical cost trend rate decreases to
  ultimate rate in year ........................     2003           2001

     The effect of a 1% increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $9,900,000 and $1,100,000, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $7,800,000 and $800,000, respectively.

NOTE 12. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1998 and 1997, the value of outstanding foreign currency exchange contracts was not material.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTERNATIONAL FLAVORS & FRAGRANCES INC.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 13 present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
1301 Avenue of the Americas
New York, New York 10019
January 28, 1999

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) See Item 8 on page 13.

     (b) A report on Form 8-K was filed during the last quarter of the year ended December 31, 1998 on October 5, 1998.

     (c) Exhibits.

     (d) Not applicable.

Number
------
   2              Not applicable.

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

   3(e) Amendments to By-laws adopted March 10, 1998, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-Q dated May 14, 1998 (File No. 1-4858).

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

   4(cc) Amended and Restated Shareholder Protection Rights Agreement dated as of September 25, 1998, incorporated by reference to Exhibit (4) to Registrant's Report on Form 8-K dated September 25, 1998.

   4(ccc) First Amendment dated as of March 9, 1999 to the Amended and Restated Shareholder Protection Rights Agreement.

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

Number
------
  10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

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

  10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997 (File No. 1-4858).

  10(m)           Agreement dated June 19, 1997 between Registrant and Hendrik
                  C. van Baaren, former Senior Vice-President and Director of Registrant, incorporated by reference to Exhibit 10(m) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-4858).

  10(n)           Agreement dated September 2, 1998 between Registrant and
                  David G. Bluestein, former Director and Senior Vice-President of Registrant, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(o)           Agreement dated July 27, 1998 between Registrant and Stuart
                  R. Maconochie, Vice-President of Registrant, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(p)           Agreement dated June 23, 1998 between Registrant and Carlos
                  A. Lobbosco, Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(q)           Agreement dated July 2, 1998 between Registrant and Brian D.
                  Chadbourne, former Director and Senior Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14, 1998 (File No. 1-4858).

  10(r) Agreement dated February 25, 1998 between Registrant and Thomas H. Hoppel, former Vice-President, Chief Financial Officer and Director of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated May 14, 1998 (File No. 1-4858).

  11              Not applicable.

  12              Not applicable.

  13              Not applicable.

  16              Not applicable.

  18              Not applicable.

  21              List of Principal Subsidiaries. See page E-1 of this
                  Form 10-K.

  22              Not applicable.

  23              Consent of PricewaterhouseCoopers LLP. See page 33 of this
                  Form 10-K.

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


                                        INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                        (REGISTRANT)


                                        By: /s/ DOUGLAS J. WETMORE
                                            ------------------------------------
                                             Douglas J. Wetmore
                                             Vice-President and Chief Financial
                                             Officer


Dated: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

PRINCIPAL EXECUTIVE OFFICER:

             EUGENE P. GRISANTI
      President, Chairman of the Board
         and Chief Executive Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

            DOUGLAS J. WETMORE           By: /s/ STEPHEN A. BLOCK
  Vice-President and Chief Financial         -----------------------------------
           Officer and Director              Stephen A. Block
                                             Attorney-in-fact

DIRECTORS:

            MARGARET HAYES ADAME
              ROBERT G. CORBETT
             ROBIN CHANDLER DUKE
             RICHARD M. FURLAUD
            STUART R. MACONOCHIE                 March 30, 1999
              GEORGE ROWE, JR.
          STANLEY M. RUMBOUGH, JR.
           HENRY P. VAN AMERINGEN
          WILLIAM D. VAN DYKE, III


     ORIGINAL POWERS OF ATTORNEY AUTHORIZING GEORGE ROWE, JR. AND STEPHEN A. BLOCK, AND EACH OF THEM, TO SIGN THIS REPORT ON BEHALF OF CERTAIN DIRECTORS AND OFFICERS OF THE REGISTRANT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-59689, No. 33-66756 and No. 33-47856) and the
Registration Statement on Form S-8 (No. 33-54423) of International Flavors & Fragrances Inc. of our report dated January 28, 1999 relating to the financial statements and financial statement schedules, which appears on page 29 of this Form 10-K.



PRICEWATERHOUSECOOPERS LLP
1301 Avenue of the Americas
New York, New York 10019
March 30, 1999


                                                                                                 SCHEDULE VIII

                           INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

                         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           (In thousands of dollars)

                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                 ---------    --------    -----------     -----      ---------
Allowance for doubtful accounts ...............   $8,101       $2,228        $1,053      $  241       $9,517
                                                  ======       ======        ======      ======       ======


                                     FOR THE YEAR ENDED DECEMBER 31, 1997


                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                 ---------    --------    -----------     -----      ---------
Allowance for doubtful accounts ...............   $8,733       $1,506        $1,304     ($  834)      $8,101
                                                  ======       ======        ======      ======       ======


                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                                              Additions                  Trans-
                                                Balance at   charged to                  lation       Balance
                                                 beginning    costs and    Accounts      adjust-      at end
                                                 of period    expenses    written off     ments      of period
                                                 ---------    --------    -----------     -----      ---------
Allowance for doubtful accounts ...............   $8,602       $1,564        $1,290     ($  143)      $8,733
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

                                                                                Organized under
                         Name of Company                                           laws of
                         ---------------                                        ---------------
International Flavors & Fragrances Inc. ....................................    New York
  International Flavors & Fragrances I.F.F. (Nederland) B.V. ...............    The Netherlands
    Aromatics Holdings Limited .............................................    Ireland
      IFF-Benicarlo, S.A. ..................................................    Spain
      International Flavours & Fragrances (China) Ltd. .....................    China
      Irish Flavours and Fragrances Limited ................................    Ireland
      International Flavours & Fragrances I.F.F. (Great Britain) Ltd. ......    England
      International Flavors & Fragrances I.F.F. (Italia) S.r.l. ............    Italy
    International Flavors & Fragrances I.F.F. (Deutschland)
     G.m.b.H. ..............................................................    Germany
    International Flavors & Fragrances I.F.F. (Switzerland) A.G. ...........    Switzerland
    International Flavors & Fragrances I.F.F. (France) S.a.r.l. ............    France
    International Flavors & Fragrances (Hong Kong) Ltd. ....................    Hong Kong
    International Flavors & Fragrances (Japan) Ltd. ........................    Japan
  International Flavors & Fragrances S.A.C.I. ..............................    Argentina
  I.F.F. Essencias e Fragrancias Ltda. .....................................    Brazil
  International Flavours & Fragrances (Australia) Pty. Ltd. ................    Australia
  P.T. Essence Indonesia ...................................................    Indonesia
  International Flavors & Fragrances (Mexico) S.A. de C.V. .................    Mexico
  International Flavors & Fragrances I.F.F. (Espana) S.A. ..................    Spain
  ALVA Insurance Limited ...................................................    Bermuda

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
   2              Not applicable.

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

   3(e) Amendments to By-laws adopted March 10, 1998, incorporated by reference to Exhibit 3(a) to Registrant's Report on Form 10-Q dated May 14, 1998 (File No. 1-4858).

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

   4(cc) Amended and Restated Shareholder Protection Rights Agreement dated as of September 25, 1998, incorporated by reference to Exhibit (4) to Registrant's Report on Form 8-K dated September 25, 1998.

   4(ccc) First Amendment dated as of March 9, 1999 to the Amended and Restated Shareholder Protection Rights Agreement.

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

EXHIBIT
-------
  10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

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

  10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997 (File No. 1-4858).

  10(m)           Agreement dated June 19, 1997 between Registrant and Hendrik
                  C. van Baaren, former Senior Vice-President and Director of Registrant, incorporated by reference to Exhibit 10(m) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-4858).

  10(n)           Agreement dated September 2, 1998 between Registrant and
                  David G. Bluestein, former Director and Senior Vice-President of Registrant, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(o)           Agreement dated July 27, 1998 between Registrant and Stuart
                  R. Maconochie, Vice-President of Registrant, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(p)           Agreement dated June 23, 1998 between Registrant and Carlos
                  A. Lobbosco, Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

  10(q)           Agreement dated July 2, 1998 between Registrant and Brian D.
                  Chadbourne, former Director and Senior Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14, 1998 (File No. 1-4858).

  10(r) Agreement dated February 25, 1998 between Registrant and Thomas H. Hoppel, former Vice-President, Chief Financial Officer and Director of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated May 14, 1998 (File No. 1-4858).

  11              Not applicable.

  12              Not applicable.

  13              Not applicable.

  16              Not applicable.

  18              Not applicable.

  21              List of Principal Subsidiaries. See page E-1 of this
                  Form 10-K.

  22              Not applicable.

  23              Consent of PricewaterhouseCoopers LLP. See page 33 of this
                  Form 10-K.

  24              Powers of Attorney authorizing George Rowe, Jr. and Stephen A.
                  Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

  27              Financial Data Schedule (EDGAR version only).

  28              Not applicable.

  99              None.