Form 10-Q
period 1999-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1999-05-14
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                         Commission file number 1-4858


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                 NEW YORK                                        13-1432060
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                   (IRS Employer
              or organization)                               identification No.)


    521 West 57th Street, New York, N.Y.                         10019-2960
  ----------------------------------------                       ----------
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

                               Yes  X     No
                                   ---       ---


    Number of shares outstanding as of May 7,1999:  106,048,298

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       3/31/99      12/31/98
                                                     ----------    ----------
ASSETS
Current Assets:
   Cash & Cash Equivalents .......................   $  101,845    $  114,960
   Short-term Investments ........................        1,205         1,039
   Trade Receivables .............................      288,169       264,352
   Allowance For Doubtful Accounts ...............       (9,786)       (9,517)

   Inventories:  Raw Materials ...................      226,273       235,552
                 Work in Process .................        5,585         8,251
                 Finished Goods ..................      151,648       160,158
                                                     ----------    ----------
                 Total Inventories ...............      383,506       403,961
   Other Current Assets ..........................       61,624        73,233
                                                     ----------    ----------
   Total Current Assets ..........................      826,563       848,028
                                                     ----------    ----------

Property, Plant & Equipment, At Cost .............      920,382       913,397
Accumulated Depreciation .........................     (411,859)     (414,613)
                                                     ----------    ----------
                                                        508,523       498,784
Other Assets .....................................       40,866        41,252
                                                     ----------    ----------
Total Assets .....................................   $1,375,952    $1,388,064
                                                     ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Loans ....................................   $   48,666    $   29,072
   Accounts Payable-Trade ........................       69,191        60,331
   Dividends Payable .............................       40,297        40,301
   Income Taxes ..................................       42,046        46,647
   Other Current Liabilities .....................       80,199        96,557
                                                     ----------    ----------
   Total Current Liabilities .....................      280,399       272,908
                                                     ----------    ----------
Other Liabilities:
   Deferred Income Taxes .........................       33,842        30,730
   Long-term Debt ................................        3,948         4,341
   Retirement and Other Liabilities ..............      134,564       135,034
                                                     ----------    ----------
Total Other Liabilities ..........................      172,354       170,105
                                                     ----------    ----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued) ......       14,470        14,470
   Capital in Excess of Par Value ................      136,317       136,443
   Restricted Stock ..............................       (6,187)       (6,750)
   Retained Earnings .............................    1,219,103     1,210,620
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment ..........      (39,827)       (9,130)
                                                     ----------    ----------
                                                      1,323,876     1,345,653
   Treasury Stock, at cost - 9,717,042 shares
      in '99 and 9,715,775 in '98 ................     (400,677)     (400,602)
                                                     ----------    ----------
   Total Shareholders' Equity ....................      923,199       945,051
                                                     ----------    ----------
Total Liabilities and Shareholders' Equity .......   $1,375,952    $1,388,064
                                                     ==========    ==========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)


                                                         3 Months Ended 3/31
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
Net Sales ..........................................    $367,765     $373,411
                                                        --------     --------
Cost of Goods Sold .................................     206,469      198,207
Research and Development Expenses ..................      25,925       23,850
Selling and Administrative Expenses ................      63,580       57,373
Interest Expense ...................................         991          459
Other (Income) Expense, Net ........................      (2,554)      (3,272)
                                                        --------     --------
                                                         294,411      276,617
                                                        --------     --------
Income Before Taxes on Income ......................      73,354       96,794
Taxes on Income ....................................      24,574       34,168
                                                        --------     --------
Net Income .........................................      48,780       62,626
Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........     (30,697)     (10,947)
                                                        --------     --------
Comprehensive Income ...............................    $ 18,083     $ 51,679
                                                        ========     ========

Net Income Per Share - Basic .......................       $0.46        $0.58

Net Income Per Share - Diluted .....................       $0.46        $0.58

Average Number of Shares Outstanding - Basic .......     105,907      108,129

Average Number of Shares Outstanding - Diluted .....     106,128      108,524

Dividends Paid Per Share ...........................       $0.38        $0.37



See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                           3 Months Ended 3/31
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income ............................................  $  48,780    $  62,626

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation ....................................     12,658       11,972
      Deferred Income Taxes ...........................      7,456        1,636
      Changes in Assets and Liabilities:
         Current Receivables ..........................    (26,707)     (51,448)
         Inventories ..................................      7,320       (9,577)
         Current Payables .............................     (8,049)      10,325
         Other, Net ...................................      5,215        2,256
                                                         ---------    ---------
Net Cash Provided by Operations .......................     46,673       27,790
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds From Sales/Maturities of
  Short-term Investments ..............................        221       29,999
Purchases of Short-term Investments ...................       (392)           0
Additions to Property, Plant & Equipment,
  Net of Minor Disposals ..............................    (34,445)     (12,860)
                                                         ---------    ---------
Net Cash (Used in) Provided by Investing Activities ...    (34,616)      17,139
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Cash Dividends Paid to Shareholders ...................    (40,301)     (40,407)
Increase in Bank Loans ................................     21,243          638
Decrease in Long-term Debt ............................       (214)        (892)
Proceeds From Issuance of Stock Under Stock
  Option Plans.........................................        646        1,049
Purchase of Treasury Stock ............................       (847)     (60,765)
                                                         ---------    ---------
Net Cash Used in Financing Activities .................    (19,473)    (100,377)
                                                         ---------    ---------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents ................................     (5,699)      (2,260)
                                                         ---------    ---------
Net Change in Cash and Cash Equivalents ...............    (13,115)     (57,708)
Cash and Cash Equivalents at Beginning of Year ........    114,960      216,994
                                                         ---------    ---------
Cash and Cash Equivalents at End of Period ............  $ 101,845    $ 159,286
                                                         =========    =========

Interest Paid .........................................  $     801    $     428

Income Taxes Paid .....................................  $  19,725    $  17,034


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1998 Annual Report to Shareholders. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

Effective January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The effect of adopting this Standard was not material.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:


                                      BALANCE AT     UTILIZED     BALANCE AT
                                       12/31/98       IN 1999       3/31/99
                                      ----------    ----------    ----------
    Employee related ...............  $  521,000    $  205,000    $  316,000
    Closing manufacturing plants ...   2,200,000       913,000     1,287,000
                                      ----------    ----------    ----------
    Total ..........................  $2,721,000    $1,118,000    $1,603,000
                                      ==========    ==========    ==========

The Company's reportable segment information, based on geographic area, for the first quarter 1999 and 1998 follows:

                                      North                 Latin
1999 (Dollars in thousands)          America     EAME      America   Far East   Eliminations   Consolidated
---------------------------------- ---------- ---------- ---------- ---------- -------------- --------------
Sales to unaffiliated customers ..  $118,509   $157,504   $ 48,540   $ 43,212     $   --         $367,765
Transfers between areas ..........    14,105     31,047        148      2,492      (47,792)          --
                                    --------   --------   --------   --------     --------       --------
Total sales ......................  $132,614   $188,551   $ 48,688   $ 45,704     $(47,792)      $367,765
                                    ========   ========   ========   ========     ========       ========
Operating profit .................  $ 10,120   $ 47,323   $  7,054   $  7,646     $  1,639       $ 73,782
                                    ========   ========   ========   ========     ========
Unallocated expenses .............                                                                 (1,991)
Interest expense .................                                                                   (991)
Other income (expense), net ......                                                                  2,554
                                                                                                 --------
Income before taxes on income ....                                                               $ 73,354
                                                                                                 ========



                                      North                 Latin
1998 (Dollars in thousands)          America     EAME      America   Far East   Eliminations   Consolidated
---------------------------------- ---------- ---------- ---------- ---------- -------------- --------------
Sales to unaffiliated customers ..  $121,102   $159,711   $ 51,703   $ 40,895     $   --         $373,411
Transfers between areas ..........    19,585     27,302        179      3,947      (51,013)          --
                                    --------   --------   --------   --------     --------       --------
Total sales ......................  $140,687   $187,013   $ 51,882   $ 44,842     $(51,013)      $373,411
                                    ========   ========   ========   ========     ========       ========
Operating profit .................  $ 21,982   $ 54,035   $ 12,162   $  7,657     $   (182)      $ 95,654
                                    ========   ========   ========   ========     ========
Unallocated expenses .............                                                                 (1,673)
Interest expense .................                                                                   (459)
Other income (expense), net ......                                                                  3,272
                                                                                                 --------
Income before taxes on income ....                                                               $ 96,794
                                                                                                 ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the first quarter of 1999 were $367,765,000, compared to $373,411,000 in the 1998 first quarter. North American flavor sales continue to grow, reflecting a strengthening of the U.S. food and beverage market. In addition, the Company is beginning to see a resumption of growth in the Far East. However, a number of factors combined to offset these positive developments. Sales were adversely affected by weakness in aroma chemical sales, in both EAME and North America, and because of pricing pressure on certain non-proprietary chemicals produced by the Company. The currency and ensuing economic crisis in Brazil, the Company's largest market in Latin America, also significantly impacted both sales and operating results. Sales in the first quarter of 1999 were not significantly affected by translation.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 1999 and 1998 are detailed below.

                                                        FIRST QUARTER
                                                    --------------------
                                                     1999          1998
                                                     ----          ----
     Cost of Goods Sold ..........................   56.1%         53.1%
     Research and Development Expenses ...........    7.0%          6.4%
     Selling and Administrative Expenses .........   17.3%         15.4%

Cost of goods sold, as a percentage of net sales, increased from the prior year primarily due to the circumstances impacting aroma chemicals, both in terms of weakness in demand and in pricing pressures.

Selling and administrative expenses increased as a percentage of sales primarily due to costs of the Company's Y2K program. The costs for this program amounted to approximately $.04 per share for the current quarter; such expenses are expected to continue at about the same level through the end of the second quarter of 1999. Excluding the Y2K program costs, selling and administrative expenses would have represented approximately 15.7% of sales, in line with 1998 levels. There were no comparable levels of spending for Y2K in the 1998 first quarter.

Net income for the first quarter of 1999 totaled $48,780,000 compared to $62,626,000 in the prior year first quarter. The decline in net income from the prior year was primarily attributable to the increase in cost of goods sold, as a percentage of sales, and the costs of the Company's Y2K program. Basic and diluted earnings per share for the current quarter were both $.46, compared to $.58 in the prior year first quarter.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:

                                      BALANCE AT     UTILIZED     BALANCE AT
                                       12/31/98       IN 1999       3/31/99
                                      ----------    ----------    ----------
    Employee related ...............  $  521,000    $  205,000    $  316,000
    Closing manufacturing plants ...   2,200,000       913,000     1,287,000
                                      ----------    ----------    ----------
    Total ..........................  $2,721,000    $1,118,000    $1,603,000
                                      ==========    ==========    ==========

The effective tax rate for the first quarter 1999 was 33.5% as compared to 35.3% for the same period in 1998. The lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $103,050,000 at March 31, 1999, and working capital was $546,164,000 compared to $575,120,000 at December 31, 1998. Gross additions to property, plant and equipment during the first three months of 1999 were $34,664,000.

In January 1999, the Company's cash dividend was increased to an annual rate of $1.52 per share from $1.48 in 1998, and $.38 per share was paid to shareholders in the first quarter of 1999. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded mainly from internal sources.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at March 31, 1999, was ($39,827,000) compared to ($9,130,000) at December 31, 1998. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

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

The Y2K Program focuses on Company Y2K Code in three principal areas: (1) infrastructure; (2) applications software; and (3) facility operations, where the great majority of embedded technology is found. The infrastructure area involves hardware and systems software other than applications software. As hardware and systems software is repaired, upgraded or replaced, they are tested to assure that they are Year 2000 Capable. The Company expects the infrastructure portion of the Y2K Program to be completed by June 30, 1999.

Significant portions of the Company's application software will be replaced by new software, principally SAP, an enterprise requirements planning ("ERP") software package. At March 31, 1999, the global design for the SAP project was complete and the first implementation, encompassing a portion of the Company's North American operations, occurred on May 3, 1999, its scheduled date under the SAP project plans; the North American implementation of SAP is expected to be completed by the end of the second quarter. Applications software Y2K Code not being replaced as part of the SAP project is being repaired, upgraded or replaced (where an upgrade or replacement is available from the supplier of such software) to make such Y2K Code Year 2000 Capable. This portion of the Y2K Program is expected to be completed by September 30, 1999, consistent with the schedule established by the Y2K Program.

Facility operations include hardware, software and associated embedded computer chips used in the operation of all facilities owned by the Company, including, but not limited to, equipment used in manufacturing and research and development, as well as security and other systems that may have date sensitive operating controls. The Company is completing the assessment of these systems and is testing critical systems to ensure Y2K Capability. This portion of the Y2K Program is on schedule, and the Company expects it to be completed early in the fourth quarter of 1999.

The Company has identified its key suppliers of inventory and non-inventory goods and services and has contacted them, in writing and in some cases through face-to-face discussions and analysis, to ascertain the extent of their Year 2000 Capability. Similarly, the Company has also been communicating with significant customers about their and the Company's Year 2000 Capability plans and progress. This portion of the Y2K Program is expected to be completed in the third quarter of 1999.

The total cost to the Company of the Y2K Program is estimated to approximate $45 million of which approximately $38 million has been expended at March 31, 1999. Of the Y2K Program costs, approximately $21 million represents capital expenditures associated with replacement hardware, software and associated items. The remaining amount, totaling approximately $24 million, represents the costs of repair, testing and related efforts, and is being expensed as incurred. Of the $38 million spent as at March 31, 1999, approximately $20 million related to capital and the balance of $18 million was expensed. These amounts do not include the estimated cost of the SAP project.

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

OTHER INFORMATION

The Company is evaluating its selling, administrative, and manufacturing functions with the intention of further streamlining operations and reducing operating costs. The Company anticipates that such cost reductions will be announced and implemented in the second quarter, and through the remainder of the year.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Management's Discussion and Analysis which are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, the price and availability of raw materials, the ability of the Company and third parties, including customers and suppliers, to adequately address the Year 2000, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number

          10(a) Agreement dated March 3, 1998 between Registrant and Ronald S. Fenn, Vice-President of Registrant.

          10(aa) Amendment dated March 24, 1999 to the above agreement with Mr. Fenn.

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



                                 INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 14, 1999              By:/s/ DOUGLAS J. WETMORE
                                    --------------------------------------------
                                    Douglas J. Wetmore, Vice-President and Chief
                                    Financial Officer


Dated: May 14, 1999              By:/s/ STEPHEN A. BLOCK
                                    --------------------------------------------
                                    Stephen A. Block, Vice-President Law and
                                    Regulatory Affairs and Secretary

                                  EXHIBIT INDEX



          Exhibit No.         Descriptions
          -----------         ----------------


            10(a)             Agreement dated March 3, 1998
                              between Registrant and
                              Ronald S. Fenn, Vice-President
                              of Registrant.

            10(aa)            Amendment dated March 24, 1999
                              to the above Agreement with
                              Mr. Fenn.

            27                Financial Data Schedule (EDGAR version only).