Form 10-Q
period 1999-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1999-08-13
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 1999 Commission file number 1-4858
          -------------------------------------------------------------



                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                    New York                                  13-1432060
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation                (IRS Employer
              or organization)                             identification No.)



  521 West 57th Street, New York, N.Y.                        10019-2960
--------------------------------------------          --------------------------
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



                 Yes    X                          No
                    ---------                        ---------

Number of shares outstanding as of August 6,1999: 106,127,597

================================================================================

                         PART I. FINANCIAL INFORMATION                         1


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                         6/30/99      12/31/98
                                                       -----------  -----------
Assets
Current Assets:
   Cash & Cash Equivalents                             $    85,893  $   114,960
   Short-term Investments                                    1,244        1,039
   Trade Receivables                                       302,169      264,352
   Allowance For Doubtful Accounts                         (10,401)      (9,517)

   Inventories:  Raw Materials                             234,251      235,552
                 Work in Process                             6,488        8,251
                 Finished Goods                            146,249      160,158
                                                       -----------  -----------
                 Total Inventories                         386,988      403,961
   Other Current Assets                                     68,498       73,233
                                                       -----------  -----------
   Total Current Assets                                    834,391      848,028
                                                       -----------  -----------

Property, Plant & Equipment, At Cost                       924,904      913,397
Accumulated Depreciation                                  (415,207)    (414,613)
                                                       -----------  -----------
                                                           509,697      498,784
Other Assets                                                40,937       41,252
                                                       -----------  -----------
Total Assets                                           $ 1,385,025  $ 1,388,064
                                                       ===========  ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans                                          $    49,191  $    29,072
   Accounts Payable-Trade                                   73,813       60,331
   Dividends Payable                                        40,317       40,301
   Income Taxes                                             40,082       46,647
   Other Current Liabilities                               115,744       96,557
                                                       -----------  -----------
   Total Current Liabilities                               319,147      272,908
                                                       -----------  -----------

Other Liabilities:
   Deferred Income Taxes                                    31,529       30,730
   Long-term Debt                                            3,630        4,341
   Retirement and Other Liabilities                        135,354      135,034
                                                       -----------  -----------
Total Other Liabilities                                    170,513      170,105
                                                       -----------  -----------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued)                 14,470       14,470
   Capital in Excess of Par Value                          135,830      136,443
   Restricted Stock                                         (5,624)      (6,750)
   Retained Earnings                                     1,206,220    1,210,620
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                    (57,131)      (9,130)
                                                       -----------  -----------
                                                         1,293,765    1,345,653
   Treasury Stock, at cost - 9,661,827 shares in '99
      and 9,715,775 in '98                                (398,400)    (400,602)
                                                       -----------  -----------
   Total Shareholders' Equity                              895,365      945,051
                                                       -----------  -----------
Total Liabilities and Shareholders' Equity             $ 1,385,025  $ 1,388,064
                                                       ===========  ===========


See Notes to Consolidated Financial Statements

                                                                               2
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          3 Months Ended 6/30
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
Net Sales                                               $ 371,079     $ 365,253
                                                        ---------     ---------
Cost of Goods Sold                                        205,210       195,270
Research and Development Expenses                          25,943        24,445
Selling and Administrative Expenses                        64,214        60,520
Nonrecurring Charges                                       28,758          --
Interest Expense                                            1,208           459
Other (Income) Expense, Net                                 4,599        (1,584)
                                                        ---------     ---------
                                                          329,932       279,110
                                                        ---------     ---------
Income Before Taxes on Income                              41,147        86,143
Taxes on Income                                            13,713        30,236
                                                        ---------     ---------
Net Income                                                 27,434        55,907

Other Comprehensive Income:
   Foreign Currency Translation Adjustments               (17,304)       (4,331)
                                                        ---------     ---------
Comprehensive Income                                    $  10,130     $  51,576
                                                        =========     =========

Net Income Per Share - Basic                                $0.26         $0.52

Net Income Per Share - Diluted                              $0.26         $0.52

Average Number of Shares Outstanding - Basic              105,928       107,521

Average Number of Shares Outstanding - Diluted            106,127       107,958

Dividends Paid Per Share                                    $0.38         $0.37


                                                          6 Months Ended 6/30
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
Net Sales                                               $ 738,844     $ 738,664
                                                        ---------     ---------
Cost of Goods Sold                                        411,679       393,477
Research and Development Expenses                          51,868        48,295
Selling and Administrative Expenses                       127,794       117,893
Nonrecurring Charges                                       28,758          --
Interest Expense                                            2,199           918
Other (Income) Expense, Net                                 2,045        (4,856)
                                                        ---------     ---------
                                                          624,343       555,727
                                                        ---------     ---------
Income Before Taxes on Income                             114,501       182,937
Taxes on Income                                            38,287        64,404
                                                        ---------     ---------
Net Income                                                 76,214       118,533

Other Comprehensive Income:
   Foreign Currency Translation Adjustments               (48,001)      (15,278)
                                                        ---------     ---------
Comprehensive Income                                    $  28,213     $ 103,255
                                                        =========     =========

Net Income Per Share - Basic                                $0.72         $1.10

Net Income Per Share - Diluted                              $0.72         $1.10

Average Number of Shares Outstanding - Basic              105,917       107,825

Average Number of Shares Outstanding - Diluted            106,127       108,241

Dividends Paid Per Share                                    $0.76         $0.74



See Notes to Consolidated Financial Statements

                                                                               3
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 6 Months Ended 6/30
                                                               ----------------------
                                                                  1999         1998
                                                               ---------    ---------
Cash Flows From Operating Activities:

Net Income                                                     $  76,214    $ 118,533

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      One-time Charges                                            34,857         --
      Depreciation                                                25,475       23,960
      Deferred Income Taxes                                        5,112        2,216
      Changes in Assets and Liabilities:
         Current Receivables                                     (50,497)     (55,415)
         Inventories                                              (2,973)     (19,453)
         Current Payables                                         11,864       15,377
         Other, Net                                               (2,140)       3,591
                                                               ---------    ---------
Net Cash Provided by Operations                                   97,912       88,809
                                                               ---------    ---------

Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of Short-term Investments             485       30,898
Purchases of Short-term Investments                                 (828)         --
Additions to Property, Plant & Equipment,
  Net of Minor Disposals                                         (63,093)     (30,961)
                                                               ---------    ---------
Net Cash Used in Investing Activities                            (63,436)         (63)
                                                               ---------    ---------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders                              (80,598)     (80,315)
Increase in Bank Loans                                            22,889        6,136
Decrease in Long-term Debt                                          (420)      (1,082)
Proceeds From Issuance of Stock Under Stock Option Plans           2,436        3,503
Purchase of Treasury Stock                                          (847)     (80,843)
                                                               ---------    ---------
Net Cash Used in Financing Activities                            (56,540)    (152,601)
                                                               ---------    ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents      (7,003)      (3,084)
                                                               ---------    ---------

Net Change in Cash and Cash Equivalents                          (29,067)     (66,939)

Cash and Cash Equivalents at Beginning of Year                   114,960      216,994
                                                               ---------    ---------

Cash and Cash Equivalents at End of Period                     $  85,893    $ 150,055
                                                               =========    =========

Interest Paid                                                  $   2,265    $     850

Income Taxes Paid                                              $  35,363    $  48,455


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

In June 1999, Statement of Financial Accounting Standards No. 137 (FAS 137) was issued amending Statement of Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 137 defers the effective date of FAS 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating FAS 133, and the accounting and reporting implications thereof.

Effective January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The effect of adopting this Standard was not material.

In June 1999, the Company announced details of its program to streamline the Company's operations worldwide. The program will include the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates. In addition, the Company will further consolidate and align production in its remaining manufacturing locations. The actions will result in a reduction in the Company's global workforce of nearly 5%, or approximately 200 employees.

The program will result in one-time pretax charges of approximately $46 million ($31 million after tax, or approximately $.29 per share). Cost savings from this program have been specifically identified and are expected to increase pretax earnings by $15 million annually, beginning in 2000; the Company expects to realize approximately $4-5 million of pretax savings from the program in the second half of 1999.

Of the total anticipated $46 million in one-time charges, the Company recorded $35 million ($23 million after tax, or approximately $.22 per share) in the second quarter; the remaining charges are expected to be recorded in the second half of 1999, as the remaining aspects of the program are fully implemented. As a result of the one-time charges, the related reserve established in the second quarter, and the utilization thereof, is as follows:


                                          ORIGINAL                   BALANCE AT
                                          RESERVE      UTILIZATION     6/30/99
                                       -----------------------------------------
       Employee Separation Costs       $22,899,000     $ 4,697,000   $18,202,000
       Facility/Asset Related           11,958,000       7,330,000     4,628,000
                                       -----------     -----------   -----------
          Total                        $34,857,000     $12,027,000   $22,830,000
                                       ===========     ===========   ===========

Included in the total second quarter one-time charges, are charges of $666,000 and $953,000, recorded to Cost of Goods Sold and Selling and Administrative Expenses, respectively, for accelerated depreciation on assets to be disposed. In addition, $4,480,000 was recorded in Other Expense for certain costs associated with facility closure. The remaining one-time charges are recognized as Nonrecurring Charges.

Charges for the second quarter totaled approximately $25.4 million in EAME and relate principally to employee separation costs associated with the rationalization and closure of certain operations and facilities. For North America, Latin America and the Far East, charges for the second quarter approximate $3 million each, and relate to employee separations and closure of operations. The asset writedowns and other non-cash related elements of the pretax charges recorded to date, and anticipated to be recorded as part of the total program, approximate $7 million and $12 million, respectively.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:


                                       BALANCE AT       UTILIZED     BALANCE AT
                                        12/31/98         IN 1999      6/30/99
                                       -----------------------------------------
       Employee Related                $  521,000      $  314,000    $  207,000
       Facility Related                 2,200,000       1,386,000       814,000
                                       ----------      ----------    ----------
          Total                        $2,721,000      $1,700,000    $1,021,000
                                       ==========      ==========    ==========

The Company's reportable segment information, based on geographic area, for the first half 1999 and 1998 follows:

                                            North                    Latin
1999 (Dollars in thousands)                America       EAME       America      Far East     Eliminations    Consolidated
------------------------------------ --------------- ------------ ------------ ------------ --------------- ---------------
Sales to unaffiliated customers          $ 244,963    $ 304,407    $  99,311      $90,163        $   --          $ 738,844
Transfers between areas                     28,396       64,218          345        5,095         (98,054)            --
                                         ---------    ---------    ---------      -------        --------        ---------
Total sales                              $ 273,359    $ 368,625    $  99,656      $95,258        $(98,054)       $ 738,844
                                         =========    =========    =========      =======        ========        =========
Operating profit                         $  23,639    $  93,315    $  15,500      $16,079        $  2,554        $ 151,087
                                         =========    =========    =========      =======        ========
Unallocated expenses                                                                                                (3,584)
Nonrecurring charges                                                                                               (28,758)
Interest expense                                                                                                    (2,199)
Other income (expense), net                                                                                         (2,045)
                                                                                                                 ---------
Income before taxes on income                                                                                    $ 114,501
                                                                                                                 =========

                                           North                     Latin
1998 (Dollars in thousands)               America        EAME       America      Far East     Eliminations    Consolidated
------------------------------------ --------------- ------------ ------------ ------------ --------------- ---------------
Sales to unaffiliated customers          $ 248,412    $ 305,727    $ 103,361      $81,164        $   --          $ 738,664
Transfers between areas                     33,615       56,945          316        8,249         (99,125)            --
                                         ---------    ---------    ---------      -------        --------        ---------
Total sales                              $ 282,027    $ 362,672    $ 103,677      $89,413        $(99,125)       $ 738,664
                                         =========    =========    =========      =======        ========        =========
Operating profit                         $  44,462    $  98,680    $  23,201      $15,371        $    725        $ 182,439
                                         =========    =========    =========      =======        ========
Unallocated expenses                                                                                                (3,440)
Interest expense                                                                                                      (918)
Other income (expense), net                                                                                          4,856
                                                                                                                 ---------
Income before taxes on income                                                                                    $ 182,937
                                                                                                                 =========


Included in the 1999 operating profit for EAME are second quarter one-time charges totaling $1,619,000 for accelerated depreciation on assets to be disposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the second quarter of 1999 were $371,079,000, compared to $365,253,000 in the 1998 second quarter, an increase of 2%. Local currency sales for the 1999 second quarter increased 3% over the 1998 second quarter. On a country of destination basis, second quarter local currency sales were strongest in European fragrances, which increased 10%, and in the Far East where flavor and fragrance sales increased by 18% and 11%, respectively. These strong sales gains were partially offset by the weak economic conditions in Latin America, most notably in Brazil, and by the impact of the stronger U.S. dollar, primarily against the Euro and the major European currencies. North American sales for the quarter were flat with the prior year.

For the first six months of 1999, worldwide net sales totaled $738,844,000, compared to $738,664,000 for the comparable 1998 period. On a country of destination basis, local currency sales for the six months ended June 30, 1999 were strongest in the Far East, where total sales increased 10% over 1998. Local currency sales in EAME were essentially flat with the comparable prior year period, as were sales in North America. Sales in Latin America were down 5% from the prior year, again mainly as a result of economic conditions in Brazil. Sales in the first six months of 1999 were not significantly affected by translation.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 1999 and 1998 are detailed below.

                                                            FIRST HALF
                                                       --------------------
                                                       1999            1998
                                                       ----            ----
   Cost of Goods Sold                                  55.7%           53.3%
   Research and Development Expenses                    7.0%            6.5%
   Selling and Administrative Expenses                 17.3%           16.0%

Cost of goods sold, as a percentage of net sales, increased from the prior year primarily due to the circumstances impacting aroma chemicals, both in terms of weakness in demand and in pricing pressures.

Selling and administrative expenses increased as a percentage of sales primarily due to costs of the Company's Y2K program. The costs for this program amounted to approximately $.03 and $.07 per share for the current quarter and the six month period, respectively. Excluding the Y2K program costs, selling and administrative expenses would have represented approximately 16.3% of sales, in line with 1998 levels. There were no comparable levels of spending for Y2K in the 1998 second quarter and six month periods.

Net income for the second quarter of 1999, including the one-time charges discussed below, totaled $27,434,000 compared to $55,907,000 in the prior year second quarter. On the same basis, net income for the first six months of 1999 totaled $76,214,000, compared to $118,533,000 for the comparable 1998 period. Net income for the second quarter and six month period ended June 30, 1999, excluding the one-time charges, was $50,579,000 and $99,359,000, respectively. The decline in net income from the prior year was primarily attributable to the increase in cost of goods sold as a percentage of sales, and the costs of the Company's Y2K program.

In June 1999, the Company announced details of its program to streamline the Company's operations worldwide. The Company expects that these steps will result in improved operating efficiencies and asset utilization, and enable significant cost savings and enhanced profitability. The program will include the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates. In addition, the Company will further consolidate and align production in its remaining manufacturing locations. The actions will result in a reduction in the Company's global workforce of nearly 5%, or approximately 200 employees.

The program will result in one-time pretax charges of approximately $46 million ($31 million after tax, or approximately $.29 per share). Cost savings from this program have been specifically identified and are expected to increase pretax earnings by $15 million annually, beginning in 2000; the Company expects to realize approximately $4-5 million of pretax savings from the program in the second half of 1999.

Of the total anticipated $46 million in one-time charges, the Company recorded $35 million ($23 million after tax, or approximately $.22 per share) in the second quarter; the remaining charges are expected to be recorded in the second half of 1999, as the remaining aspects of the program are fully implemented. As a result of the one-time charges, the related reserve established in the second quarter, and the utilization thereof, is as follows:



                                     ORIGINAL                        BALANCE AT
                                     RESERVE        UTILIZATION        6/30/99
                                   ---------------------------------------------
Employee Separation Costs          $22,899,000      $ 4,697,000      $18,202,000
Facility/Asset Related              11,958,000        7,330,000        4,628,000
                                   -----------      -----------      -----------
   Total                           $34,857,000      $12,027,000      $22,830,000
                                   ===========      ===========      ===========

Included in the total second quarter one-time charges, are charges of $666,000 and $953,000, recorded to Cost of Goods Sold and Selling and Administrative Expenses, respectively, for accelerated depreciation on assets to be disposed. In addition, $4,480,000 was recorded in Other Expense for certain costs associated with facility closure. The remaining one-time charges are recognized as Nonrecurring Charges.

Charges for the second quarter totaled approximately $25.4 million in EAME and relate principally to employee separation costs associated with the rationalization and closure of certain operations and facilities. For North America, Latin America and the Far East, charges for the second quarter approximate $3 million each, and relate to employee separations and closure of operations. The asset writedowns and other non-cash related elements of the pretax charges recorded to date, and anticipated to be recorded as part of the total program, approximate $7 million and $12 million, respectively.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:



                                    BALANCE AT        UTILIZED        BALANCE AT
                                     12/31/98          IN 1999          6/30/99
                                    --------------------------------------------
Employee Related                    $  521,000       $  314,000       $  207,000
Facility Related                     2,200,000        1,386,000          814,000
                                    ----------       ----------       ----------
   Total                            $2,721,000       $1,700,000       $1,021,000
                                    ==========       ==========       ==========

The effective tax rates for the second quarter and first six months of 1999, were 33.3% and 33.4%, respectively, compared to 35.1% and 35.2%, respectively, for the comparable periods in 1998. The lower effective rates reflect the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $87,137,000 at June 30, 1999, and working capital was $515,244,000 compared to $575,120,000 at December 31, 1998. Gross additions to property, plant and equipment during the first half of 1999 were $63,470,000.

In January 1999, the Company's cash dividend was increased to an annual rate of $1.52 per share from $1.48 in 1998, and $.38 per share was paid to shareholders in both the first and second quarters of 1999. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded mainly from internal sources.

Notwithstanding its current strong financial condition, the Company is currently in the process of establishing a $300,000,000 commercial paper program, which it anticipates to have in place by September 30, 1999. As of June 30, 1999, the Company had arranged the requisite backstop credit facility to support the program. Proceeds from the commercial paper program will be used for general corporate purposes.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at June 30, 1999, was ($57,131,000) compared to ($9,130,000) at December 31, 1998. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

YEAR 2000 ISSUE

The Company has a comprehensive program to address its "Year 2000" needs (the "Y2K Program"). The Y2K Program is currently on schedule to be fully complete prior to January 1, 2000, and in most cases no later than September 30, 1999.

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

The Y2K Program focuses on Company Y2K Code in three principal areas: (1) infrastructure; (2) applications software; and (3) facility operations, where the great majority of embedded technology is found. The infrastructure area involves hardware and systems software other than applications software. As hardware and systems software is repaired, upgraded or replaced, they are tested to assure that they are Year 2000 Capable. The Company's infrastructure portion of the Y2K Program is essentially complete.

Significant portions of the Company's application software will be replaced by new software, principally SAP, an enterprise requirements planning ("ERP") software package. The first implementation, encompassing a portion of the Company's North American operations, occurred on May 3, 1999, its scheduled date under the SAP project plans; the North American implementation of SAP is expected to be completed in the third quarter of 1999. Applications software Y2K Code not being replaced as part of the SAP project is being repaired, upgraded or replaced (where an upgrade or replacement is available from the supplier of such software) to make such Y2K Code Year 2000 Capable. This portion of the Y2K Program is expected to be completed by September 30, 1999, consistent with the schedule established by the Y2K Program.

Facility operations include hardware, software and associated embedded computer chips used in the operation of all facilities owned by the Company, including, but not limited to, equipment used in manufacturing and research and development, as well as security and other systems that may have date sensitive operating controls. The Company has substantially completed its testing of critical systems to ensure Y2K Capability. This portion of the Y2K Program is on schedule, and the Company expects it to be completed early in the fourth quarter of 1999.

The Company has identified its key suppliers of inventory and non-inventory goods and services and has contacted them, in writing and in some cases through face-to-face discussions and analysis, to ascertain the extent of their Year 2000 Capability. Similarly, the Company has also been communicating with significant customers about their and the Company's Year 2000 Capability plans and progress. This portion of the Y2K Program is substantially complete.

The total cost to the Company of the Y2K Program is estimated to approximate $48 million of which approximately $42.5 million has been expended at June 30, 1999. Of the Y2K Program costs, approximately $22 million represents capital expenditures associated with replacement hardware, software and associated items. The remaining amount, totaling approximately $26 million, represents the costs of repair, testing and related efforts, and is being expensed as incurred. Of the $42.5 million spent as at June 30, 1999, approximately $20 million related to capital and the balance of $22.5 million was expensed. These amounts do not include the estimated cost of the SAP project.

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

Subject to the above uncertainties, however, the Company believes that, with the completion of the Y2K Program as scheduled, and with the implementation of SAP, the likelihood of material interruptions of the Company's normal business should be reduced. Notwithstanding the Company's belief, the Company is currently unable to predict, and thus to describe, its most likely worst case Year 2000 scenario. To address the possibility that the Company or its suppliers, customers, or other third parties are not successful in becoming Year 2000 Capable, the Company is developing contingency plans for the critical aspects of its operations. Such plans will be designed to avoid or mitigate potential serious disruptions in the Company's business and will be refined and modified as the Company monitors and evaluates the progress of its Y2K Program.

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

PART II.  OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1999 Annual Meeting

At the annual meeting of Registrant's shareholders held Thursday, May 20, 1999, at which 93,535,465 shares, or 88.2%, of Registrant's Common Stock, were represented in person or by proxy, the 11 nominees for director of Registrant, as listed in Registrant's proxy statement dated March 30, 1999 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               Number

               10(a) Credit Agreement dated as of June 1, 1999 among Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger.

               10(b) Agreement dated May 14, 1999 between Registrant and Philip P. Gaetano, former Vice-President of Registrant.

               27       Financial Data Schedule (EDGAR version only).


        (b)    Reports on Form 8-K

               During the quarter for which this report on Form 10-Q is filed, Registrant filed a report on Form 8-K, dated April 7, 1999, describing certain amendments made March 9, 1999 to Registrant's Shareholder Protection Rights Agreement.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


 Dated: August 13, 1999       By: /s/ DOUGLAS J. WETMORE
                                 -----------------------------------------------
                                  Douglas J. Wetmore, Vice-President and Chief
                                      Financial Officer



 Dated: August 13, 1999       By: /s/ STEPHEN A. BLOCK
                                 -----------------------------------------------
                                  Stephen A. Block, Senior Vice-President Law
                                      and Regulatory Affairs and Secretary