Form 10-Q
period 1999-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 1999-11-12
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended September 30, 1999 Commission file number 1-4858
        ------------------------------------------------------------------



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

Number of shares outstanding as of November 5, 1999: 105,105,083

================================================================================

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                       9/30/99        12/31/98
                                                     -----------    -----------
Assets
Current Assets:
   Cash & Cash Equivalents                           $    91,365    $   114,960
   Short-term Investments                                    810          1,039
   Trade Receivables                                     311,531        264,352
   Allowance For Doubtful Accounts                       (10,860)        (9,517)

   Inventories:  Raw Materials                           235,647        235,552
                 Work in Process                           8,173          8,251
                 Finished Goods                          164,674        160,158
                                                     -----------    -----------
                 Total Inventories                       408,494        403,961
   Other Current Assets                                   68,849         73,233
                                                     -----------    -----------
   Total Current Assets                                  870,189        848,028
                                                     -----------    -----------
Property, Plant & Equipment, At Cost                     955,850        913,397
Accumulated Depreciation                                (430,486)      (414,613)
                                                     -----------    -----------
                                                         525,364        498,784
Other Assets                                              42,253         41,252
                                                     -----------    -----------
Total Assets                                         $ 1,437,806    $ 1,388,064
                                                     ===========    ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans                                        $    55,485    $    29,072
   Accounts Payable-Trade                                 80,193         60,331
   Dividends Payable                                      40,333         40,301
   Income Taxes                                           44,834         46,647
   Other Current Liabilities                             120,226         96,557
                                                     -----------    -----------
   Total Current Liabilities                             341,071        272,908
                                                     -----------    -----------
Other Liabilities:
   Deferred Income Taxes                                  31,301         30,730
   Long-term Debt                                          3,921          4,341
   Retirement and Other Liabilities                      137,790        135,034
                                                     -----------    -----------
Total Other Liabilities                                  173,012        170,105
                                                     -----------    -----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued)               14,470         14,470
   Capital in Excess of Par Value                        135,425        136,443
   Restricted Stock                                       (5,061)        (6,750)
   Retained Earnings                                   1,215,041      1,210,620
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                  (37,653)        (9,130)
                                                     -----------    -----------
                                                       1,322,222      1,345,653
   Treasury Stock, at cost - 9,672,357 shares
      in '99 and 9,715,775 in '98                       (398,499)      (400,602)
                                                     -----------    -----------
   Total Shareholders' Equity                            923,723        945,051
                                                     -----------    -----------
Total Liabilities and Shareholders' Equity           $ 1,437,806    $ 1,388,064
                                                     ===========    ===========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                     3 Months Ended 9/30
                                                   ------------------------
                                                     1999           1998
                                                   ---------      ---------

Net Sales                                          $ 364,674      $ 349,846
                                                   ---------      ---------
Cost of Goods Sold                                   199,432        193,176
Research and Development Expenses                     25,124         24,655
Selling and Administrative Expenses                   61,764         58,256
Nonrecurring Charges                                     710           --
Interest Expense                                       1,362            477
Other (Income) Expense, Net                            2,365         (1,447)
                                                   ---------      ---------
                                                     290,757        275,117
                                                   ---------      ---------
Income Before Taxes on Income                         73,917         74,729
Taxes on Income                                       24,762         24,480
                                                   ---------      ---------
Net Income                                            49,155         50,249
Other Comprehensive Income:
   Foreign Currency Translation Adjustments           19,478         38,661
                                                   ---------      ---------
Comprehensive Income                               $  68,633      $  88,910
                                                   =========      =========
Net Income Per Share - Basic                       $    0.46      $    0.47

Net Income Per Share - Diluted                     $    0.46      $    0.47

Average Number of Shares Outstanding - Basic         106,003        106,872

Average Number of Shares Outstanding - Diluted       106,271        107,054

Dividends Paid Per Share                           $    0.38      $    0.37


                                                      9 Months Ended 9/30
                                                  -------------------------
                                                     1999          1998
                                                  ----------     ----------

Net Sales                                         $1,103,518     $1,088,510
                                                  ----------     ----------
Cost of Goods Sold                                   611,111        586,653
Research and Development Expenses                     76,992         72,950
Selling and Administrative Expenses                  189,558        176,149
Nonrecurring Charges                                  29,468           --
Interest Expense                                       3,561          1,395
Other (Income) Expense, Net                            4,410         (6,303)
                                                  ----------     ----------
                                                     915,100        830,844
                                                  ----------     ----------
Income Before Taxes on Income                        188,418        257,666
Taxes on Income                                       63,049         88,884
                                                  ----------     ----------
Net Income                                           125,369        168,782
Other Comprehensive Income:
   Foreign Currency Translation Adjustments          (28,523)        23,383
                                                  ----------     ----------
Comprehensive Income                              $   96,846     $  192,165
                                                  ==========     ==========

Net Income Per Share - Basic                      $     1.18     $     1.57

Net Income Per Share - Diluted                    $     1.18     $     1.57

Average Number of Shares Outstanding - Basic         105,946        107,507

Average Number of Shares Outstanding - Diluted       106,175        107,845

Dividends Paid Per Share                          $     1.14     $     1.11



See Notes to Consolidated Financial Statements

                                                                               3
                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                 9 Months Ended 9/30
                                                               ----------------------
                                                                 1999          1998
                                                               ---------    ---------
Cash Flows From Operating Activities:
Net Income                                                     $ 125,369    $ 168,782
Adjustments to Reconcile to Net Cash
  Provided by Operations:
      One-time Charges                                            37,485         --
      Depreciation                                                39,830       36,291
      Deferred Income Taxes                                        4,189        5,350
      Changes in Assets and Liabilities:
         Current Receivables                                     (52,117)     (39,841)
         Inventories                                             (16,925)     (29,178)
         Current Payables                                         20,427       13,616
         Other, Net                                               (2,050)       3,260
                                                               ---------    ---------
Net Cash Provided by Operations                                  156,208      158,280
                                                               ---------    ---------
Cash Flows From Investing Activities:
Proceeds From Sales/Maturities of Short-term Investments             971       41,896
Purchases of Short-term Investments                                 (828)        --
Additions to Property, Plant & Equipment,
  Net of Minor Disposals                                         (81,089)     (56,651)
                                                               ---------    ---------
Net Cash Used in Investing Activities                            (80,946)     (14,755)
                                                               ---------    ---------
Cash Flows From Financing Activities:
Cash Dividends Paid to Shareholders                             (120,915)    (120,171)
Increase in Bank Loans                                            27,036       17,038
Decrease in Long-term Debt                                          (628)      (1,888)
Proceeds From Issuance of Stock Under Stock Option Plans           3,643        3,899
Purchase of Treasury Stock                                        (2,574)    (121,022)
                                                               ---------    ---------
Net Cash Used in Financing Activities                            (93,438)    (222,144)
                                                               ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents      (5,419)       3,763
                                                               ---------    ---------
Net Change in Cash and Cash Equivalents                          (23,595)     (74,856)
Cash and Cash Equivalents at Beginning of Year                   114,960      216,994
                                                               ---------    ---------
Cash and Cash Equivalents at End of Period                     $  91,365    $ 142,138
                                                               =========    =========
Interest Paid                                                  $   3,558    $   1,284
Income Taxes Paid                                              $  53,586    $  75,243


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

The program will result in one-time pretax charges of approximately $46 million ($31 million after tax, or approximately $.29 per share). Cost savings from this program have been specifically identified and are expected to increase pretax earnings by $15 million annually, beginning in 2000. The Company began to realize savings from the actions taken during the third quarter and expects to realize approximately $4-5 million of pretax savings from the program in the second half of 1999.

Of the total anticipated $46 million in one-time charges, the Company recorded $2.6 million ($1.7 million after tax, or approximately $.02 per share) in the third quarter, and $37.5 million ($25 million after tax, or approximately $.24 per share) for the year to date. The balance of the total charges is expected to be recorded in the fourth quarter of 1999, as the remaining aspects of the program are fully implemented. As a result of the one-time charges, the status of the related reserves established, and the utilization thereof, is as follows:


                                                                      BALANCE
                                         ORIGINAL                        AT
                                         RESERVE       UTILIZATION    9/30/99
                                       -----------     -----------  -----------
       Employee Separation Costs       $23,885,000     $ 9,015,000  $14,870,000
       Facility/Asset Related           13,600,000       7,537,000    6,063,000
                                       -----------     -----------  -----------
          Total                        $37,485,000     $16,552,000  $20,933,000
                                       ===========     ===========  ===========

Elements of the one-time charges, relating primarily to accelerated depreciation on assets to be disposed of, have been recorded in cost of goods sold ($665,000 in the third quarter and $1,331,000 year to date) and selling and administrative expenses ($1,253,000 in the third quarter and $2,206,000 year to date). In addition, $4,480,000 associated with facility closure was recorded in Other Expense in the second quarter of 1999. The remaining one-time charges are recognized as Nonrecurring Charges.

Charges for the third quarter and first nine months totaled approximately $2.2 million and $27.6 million, respectively, in EAME (Europe, Africa, Middle East), and relate principally to employee separation costs associated with the rationalization and closure of certain operations and facilities.

For North America and Latin America, charges for the third quarter totaled $0.3 million and $0.1 million, respectively. For the nine months, charges for North America, Latin America and the Far East totaled $3.5 million, $3.4 million and $3.0 million, respectively. Charges for North America, Latin America and the Far East relate to employee separations and closure of operations.

The asset writedowns and other non-cash related elements of the pretax charges recorded to date, and anticipated to be recorded as part of the total program, approximate $9 million and $12 million, respectively.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:


                                                                  BALANCE
                                        BALANCE AT    UTILIZED       AT
                                         12/31/98     IN 1999     9/30/99
                                       -----------  ----------   ---------
       Employee Related                $  521,000   $  366,000    $155,000
       Facility Related                 2,200,000    1,672,000     528,000
                                       ----------   ----------    --------
          Total                        $2,721,000   $2,038,000    $683,000
                                       ==========   ==========    ========


The Company's reportable segment information, based on geographic area, for the first nine months 1999 and 1998 follows:

-----------------------------------------------------------------------------------------------------
                                   North                 Latin
1999 (Dollars in thousands)       America       EAME    America  Far East  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                     $ 369,965  $ 446,098  $ 154,014  $133,441    $    --     $1,103,518
Transfers between areas            44,925     95,752        498    10,379     (151,554)        --
-----------------------------------------------------------------------------------------------------
Total sales                     $ 414,890  $ 541,850  $ 154,512  $143,820    $(151,554)  $1,103,518
=====================================================================================================
Operating profit                $  40,666  $ 138,776  $  26,907  $ 24,420    $     804   $  231,573
========================================================================================
Unallocated expenses                                                                         (5,716)
Nonrecurring charges                                                                        (29,468)
Interest expense                                                                             (3,561)
Other income (expense), net                                                                  (4,410)
                                                                                         ------------
Income before taxes on income                                                            $  188,418
=====================================================================================================


-----------------------------------------------------------------------------------------------------
                                   North                 Latin
1998 (Dollars in thousands)       America       EAME    America  Far East  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------
Sales to unaffiliated
  customers                     $ 372,985  $ 443,454  $ 154,950  $117,121    $    --      $1,088,510
Transfers between areas            47,860     85,883        728    11,409     (145,880)         --
-----------------------------------------------------------------------------------------------------
Total sales                     $ 420,845  $ 529,337  $ 155,678  $128,530    $(145,880)   $1,088,510
=====================================================================================================
Operating profit                $  62,540  $ 139,721  $  34,094  $ 21,240    $     149    $  257,744
========================================================================================
Unallocated expenses                                                                          (4,986)
Interest expense                                                                              (1,395)
Other income (expense), net                                                                    6,303
                                                                                         ------------
Income before taxes on income                                                              $ 257,666
=====================================================================================================

Included in the 1999 operating profit for EAME are one-time charges totaling $3,237,000 for accelerated depreciation on assets to be disposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 1999 were $364,674,000, compared to $349,846,000 in the 1998 third quarter, an increase of 4%. Local currency sales for the 1999 third quarter increased approximately 6% over the 1998 third quarter. On a country of destination basis, third quarter local currency sales were strongest in EAME fragrances, which increased 10%, and in the Far East where flavor and fragrance sales increased by 16% and 14%, respectively. North America fragrance sales were also strong, reporting a 7% increase compared to the prior year comparable quarter. Flavor sales in North America declined 5% compared to the comparable 1998 quarter, mainly due to continued weakness in many of the North American food companies. Total Latin America sales declined 2% compared to the 1998 third quarter as a result of economic conditions there.

For the first nine months of 1999, worldwide net sales totaled $1,103,518,000, compared to $1,088,510,000 for the comparable 1998 period. On a country of destination basis, local currency sales for the nine months ended September 30, 1999 were strongest in the Far East, where total sales increased 11% over 1998. Local currency sales in EAME were up 2% in comparison to the prior year period. Sales in North America were flat in comparison to 1998, while sales in Latin America were down 4% from the prior year, again mainly as a result of economic conditions there. Sales in the first nine months of 1999 were not significantly affected by translation.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 1999 and 1998 are detailed below.

                                                         FIRST NINE MONTHS
                                                         -----------------
                                                        1999            1998
                                                        ----            ----
   Cost of Goods Sold                                   55.4%           53.9%
   Research and Development Expenses                     7.0%            6.7%
   Selling and Administrative Expenses                  17.2%           16.2%

Cost of goods sold, as a percentage of net sales, increased from the prior year primarily due to weakness in demand for and pricing pressures on aroma chemicals.

Selling and administrative expenses increased as a percentage of sales primarily due to costs of the Company's Y2K program. In 1999 and 1998, the costs for this program amounted to approximately $11.7 and $9.0 million, respectively, for the nine month period.

Net income for the third quarter of 1999, including the one-time charges discussed below, totaled $49,155,000 compared to $50,249,000 in the prior year third quarter. On the same basis, net income for the first nine months of 1999 totaled $125,369,000, compared to $168,782,000 for the comparable 1998 period. Net income for the third quarter and nine month period ended September 30, 1999, excluding the one-time charges, was $50,902,000 and $150,262,000, respectively. For the nine month period, the decline in net income from the prior year was primarily attributable to the increase in cost of goods sold as a percentage of sales and the higher cost of the Company's Y2K program in 1999.

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

The program will result in one-time pretax charges of approximately $46 million ($31 million after tax, or approximately $.29 per share). Cost savings from this program have been specifically identified and are expected to increase pretax earnings by $15 million annually, beginning in 2000. The Company began to realize savings from the actions taken during the third quarter and expects to realize approximately $4-5 million of pretax savings from the program in the second half of 1999.

Of the total anticipated $46 million in one-time charges, the Company recorded $2.6 million ($1.7 million after tax, or approximately $.02 per share) in the third quarter, and $37.5 million ($25 million after tax, or approximately $.24 per share) for the year to date. The balance of the total charges is expected to be recorded in the fourth quarter of 1999, as the remaining aspects of the program are fully implemented. As a result of the one-time charges, the status of the related reserves established, and the utilization thereof, is as follows:

                                                                     BALANCE
                                       ORIGINAL                        AT
                                       RESERVE        UTILIZATION    9/30/99
                                      -----------     -----------   -----------
       Employee Separation Costs      $23,885,000     $ 9,015,000   $14,870,000
       Facility/Asset Related          13,600,000       7,537,000     6,063,000
                                      -----------     -----------   -----------
          Total                       $37,485,000     $16,552,000   $20,933,000
                                      ===========     ===========   ===========

Elements of the one-time charges, relating primarily to accelerated depreciation on assets to be disposed of, have been recorded in cost of goods sold ($665,000 in the third quarter and $1,331,000 year to date) and selling and administrative expenses ($1,253,000 in the third quarter and $2,206,000 year to date). In addition, $4,480,000 associated with facility closure was recorded in Other Expense in the second quarter of 1999. The remaining one-time charges are recognized as Nonrecurring Charges.

Charges for the third quarter and first nine months totaled approximately $2.2 million and $27.6 million, respectively, in EAME, and relate principally to employee separation costs associated with the rationalization and closure of certain operations and facilities.

For North America and Latin America, charges for the third quarter totaled $0.3 million and $0.1 million, respectively. For the nine months, charges for North America, Latin America and the Far East totaled $3.5 million, $3.4 million and $3.0 million, respectively. Charges for North America, Latin America and the Far East relate to employee separations and closure of operations.

The asset writedowns and other non-cash related elements of the pretax charges recorded to date, and anticipated to be recorded as part of the total program, approximate $9 million and $12 million, respectively.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1998 Annual Report to Shareholders, the Company undertook a program to phase out and close certain of its aroma chemical production facilities during 1996. The status of the reserve is as follows:

                                                                  BALANCE
                                       BALANCE AT    UTILIZED       AT
                                        12/31/98     IN 1999      9/30/99
                                       ----------   ----------   --------
       Employee Related                $  521,000   $  366,000   $155,000
       Facility Related                 2,200,000    1,672,000    528,000
                                       ----------   ----------   --------
          Total                        $2,721,000   $2,038,000   $683,000
                                       ==========   ==========   ========

The effective tax rate for the third quarter and first nine months of 1999 was 33.5%, compared to 32.8% and 34.5%, respectively, for the comparable periods in 1998. For the nine month period, the lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates. The 1998 third quarter effective tax rate reflected the impact of lowering the estimated full year 1998 effective rate from 35.2% to 34.5%.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $92,175,000 at September 30, 1999, and working capital was $529,118,000 compared to $575,120,000 at December 31, 1998. Gross additions to property, plant and equipment during the first nine months of 1999 were $81,962,000.

In January 1999, the Company's cash dividend was increased to an annual rate of $1.52 per share from $1.48 in 1998, and $.38 per share was paid to shareholders in each of the first three quarters of 1999. The Company anticipates that its growth, capital expenditure programs and share repurchase program will be funded mainly from internal sources.

Notwithstanding its current strong financial condition, the Company established a $300,000,000 commercial paper program, which was put in place in October 1999. Proceeds from the commercial paper program will be used for general corporate purposes.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at September 30, 1999, was ($37,653,000) compared to ($9,130,000) at December 31, 1998. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

YEAR 2000 ISSUE

This Year 2000 statement is being designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.

The Company has a comprehensive program to address its "Year 2000" needs (the "Y2K Program"). Most portions of the program have been completed and the Y2K Program is currently on schedule to be fully complete prior to January 1, 2000.

The Y2K Program was designed to evaluate and, if necessary, repair or replace those computer programs and embedded computer chips that are significant to the Company and that use only the last two digits to refer to a year ("Y2K Code"), so that such Y2K Code will be "Year 2000 Capable," that is, will recognize dates beginning in the year 2000. For purposes of the Y2K Program, Y2K Code is that which the Company concludes could, if not made Year 2000 Capable, materially affect the Company's operations and ability to service its customers, or create a safety or environmental risk. In addition to dealing with the Company's Y2K Code, the Y2K Program also was designed to identify and evaluate the Year 2000 readiness of the Company's key suppliers of inventory and non-inventory goods and services, and of the Company's significant customers.

The Y2K Program, as it relates to the Company's computer programs and embedded technology, had five phases: (1) assessing computer programs and embedded technology to identify Y2K Code; (2) assigning priorities to the identified Y2K Code; (3) repairing or replacing Y2K Code to make such Y2K Code Year 2000 Capable; (4) testing the repaired or replaced Y2K Code; and (5) developing and implementing, as necessary, contingency plans to address the possibility that the Company or third parties, whose operations or business could affect the Company, do not become Year 2000 Capable. The Company engaged certain outside consultants with recognized expertise in assessing and dealing with Year 2000 needs, principally Computer Sciences Corporation, to assist in the management of the Y2K Program and in the repair and testing of certain Y2K Code.

The Y2K Program has focused on Company Y2K Code in three principal areas: (1) infrastructure; (2) applications software; and (3) facility operations, where the great majority of embedded technology is found. The infrastructure portion of the Company's Y2K Program is essentially complete. It has involved hardware and systems software other than applications software. As hardware and systems software was repaired, upgraded or replaced, it was tested to assure that it is Year 2000 Capable.

Significant portions of the Company's application software have been replaced by new software, principally SAP, an enterprise requirements planning ("ERP") software package. Implementation of SAP at the Company's North American operations was successfully completed in the third quarter 1999. Applications software Y2K Code not replaced as part of the SAP project, has been repaired, upgraded or replaced (where an upgrade or replacement was available from the supplier of such software) to make such Y2K Code Year 2000 Capable. This portion of the Y2K Program is also essentially complete.

Facility operations include hardware, software and associated embedded computer chips used in the operation of all facilities owned by the Company, including, but not limited to, equipment used in manufacturing and research and development, as well as security and other systems that may have date sensitive operating controls. The Company has substantially completed this portion of the Y2K Program as well.

The Company has identified its key suppliers of inventory and non-inventory goods and services and has contacted them, in writing and in some cases through face-to-face discussions and analysis, to ascertain the extent of their Year 2000 Capability. Similarly, the Company has also been communicating with significant customers about their and the Company's Year 2000 Capability plans and progress. This portion of the Y2K Program is also essentially complete.

The total cost to the Company of the Y2K Program is estimated to approximate $48 million of which approximately $45 million has been expended at September 30, 1999. Of the Y2K Program costs, approximately $22 million represents capital expenditures associated with replacement hardware, software and associated items. The remaining amount, totaling approximately $26 million, represents the costs of repair, testing and related efforts, and is being expensed as incurred. Of the $45 million spent as at September 30, 1999, approximately $21 million related to capital and the balance of $24 million was expensed. These amounts do not include the estimated cost of the SAP project.

The failure to make Y2K Code Year 2000 Capable could result in an interruption in, or failure of, certain business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and/or financial condition. With the completion of the Company's Y2K Program, esentially all of the Company's Y2K Code is Year 2000 Capable. Due to general uncertainty about the overall extent of the Year 2000 problem, however, including, but not limited to, uncertainty about the extent of Year 2000 Capability of the Company's suppliers and customers, the Company is currently unable to determine whether the consequences of the failure of entities other than the Company to be Year 2000 Capable will have a material impact on the Company's results of operations, liquidity or financial condition.

Subject to the above uncertainties, however, the Company believes that, with the completion of the Y2K Program and with the implementation of SAP, the likelihood of material interruptions of the Company's normal business should be reduced. Notwithstanding the Company's belief, the Company is currently unable to predict, and thus to describe, its most likely worst case Year 2000 scenario.

To address the possibility that the Company or its suppliers, customers, or other third parties are not successful in becoming Year 2000 Capable, the Company has prepared contingency plans for the critical aspects of its operations. These contingency plans include, but are not limited to, increasing on-site and standby staffing, adjustment of raw material and product inventory levels, alternate sources of transportation and raw materials, alternate production plans, backup power supplies, utilities and communications, and emergency response and security procedures. Such plans are designed to avoid or mitigate potential serious disruptions in the Company's business and will be refined and modified as circumstances warrant.

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


   Dated: November 12, 1999     By: /s/ DOUGLAS J. WETMORE
                                   ---------------------------------------
                                   Douglas J. Wetmore, Vice-President
                                     and Chief Financial Officer



   Dated: November 12, 1999     By: /s/ STEPHEN A. BLOCK
                                   ---------------------------------------
                                   Stephen A. Block, Senior Vice-President Law
                                     and Regulatory Affairs and Secretary