Form 10-K
period 1999-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2000-03-30
CIK 51253

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 1-4858

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                          ON WHICH REGISTERED
             -------------------                          ---------------------
Common Stock, par value 12-1/2(cent) per share ....     New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 20, 2000 was $3,548,163,811.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 2000.

      103,031,980 shares of Common Stock, par value 12-1/2(cent) per share

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III [Items 10, 11, 12 and 13] is hereby incorporated by reference from the Registrant's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.

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

     The major manufacturing facilities of the Company are located in the United States, Holland, France, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, China, Hong Kong, Indonesia and Japan. Manufacturing facilities are also located in seven other countries. The Company maintains its own sales and distribution facilities in 34 countries and is represented by sales agents in additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

MARKETS

     Fragrance products are used by customers in the manufacture of such consumer products as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations and air fresheners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfumes and toiletries, is one of the Company's two largest customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 1999, sales of fragrance products accounted for approximately 57%, 57%, 58%, 58% and 59%, respectively, of the Company's total sales.

     Flavor products are sold principally to the food and beverage industries for use in such consumer products as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 1999, sales of flavor products accounted for approximately 43%, 43%, 42%, 42% and 41%, respectively, of the Company's total sales.


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

     The work of the perfumers and flavorists is conducted in 32 fragrance and flavor laboratories in 24 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $103,794,000 in 1999, $98,438,000 in 1998 and $94,411,000 in 1997 on its research and development activities, all of which were financed by the Company. These expenditures are expected to increase in 2000 to approximately $110,000,000. Of the amount expended in 1999 on such activities, 59% was for fragrances and the balance was for flavors. The Company employed 884 persons in 1999 and 820 persons in 1998 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

     Most of the Company's sales are made through its own sales force, operating from eight sales offices in the United States and 44 sales offices in 33 foreign countries. Sales in other countries are made through sales agencies. For the year ended December 31, 1999, 32% of the Company's sales were to customers in North America, 39% in Europe, Africa and the Middle East, 16% in Latin America and 13% in Asia-Pacific. See Note 10 of the Notes to the Consolidated Financial Statements for other information with respect to the Company's segment operations.

     The Company estimates that during 1999 its 30 largest customers accounted for about 54% of its sales, its four largest customers and their affiliates accounted for about 10%, 8%, 6% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.


GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Alcohol, Tobacco and Firearms Bureau of the Treasury

Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. The foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2000 approximately $2,600,000 in capital projects and $11,000,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 2001 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.


RAW MATERIAL PURCHASES

     More than 5,000 different raw materials are purchased from many sources all over the world. The principal natural raw material purchases consist of essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products and raw fruits. The principal synthetic raw material purchases consist of organic chemicals. The Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of any interruption in the supply of raw materials from present sources.


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


EMPLOYEE RELATIONS

     The Company at December 31, 1999 employed approximately 4,680 persons, of whom about 1,430 were employed in the United States. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

ITEM 2.  PROPERTIES.

     The principal manufacturing and research properties of the Company are as follows:


              LOCATION                                    OPERATION
              --------                                    ---------
    UNITED STATES
        New York, NY .............     Fragrance laboratories.
        Augusta, GA ..............     Production of fragrance chemical ingredients.
        Hazlet, NJ ...............     Production of fragrance compounds; fragrance laboratories.
        South Brunswick, NJ ......     Production of flavor ingredients and compounds and fruit
                                         preparations; flavor laboratories.
        Union Beach, NJ ..........     Research and development center.
        Salem, OR ................     Production of fruit and vegetable concentrates,
                                         fruit and vegetable preparations and flavor ingredients.
        Menomonee Falls, WI ......     Production of flavor compounds, flavor ingredients,
                                         bacterial cultures and fruit preparations.
    HOLLAND
        Hilversum ................     Flavor and fragrance laboratories.
        Tilburg ..................     Production of flavor and fragrance compounds and
                                         flavor ingredients.
    FRANCE
        Bois-Colombes ............     Fragrance laboratories.
        Dijon ....................     Production of fragrance ingredients and compounds, flavor
                                         ingredients and compounds and fruit preparations;
                                         flavor laboratories.
    GREAT BRITAIN
        Haverhill ................     Production of flavor compounds and ingredients, fruit
                                         preparations and fragrance chemical ingredients; flavor
                                         laboratories.
    IRELAND
        Drogheda .................     Production of fragrance compounds.

    SPAIN
        Benicarlo ................     Production of fragrance chemical ingredients.

    SWITZERLAND
        Reinach-Aargau ...........     Production of fruit preparations and flavor ingredients
                                         and compounds; flavor laboratories.
    ARGENTINA
        Garin ....................     Production of fruit preparations and flavor ingredients
                                         and compounds; production of fragrance compounds;
                                         flavor laboratories.
    BRAZIL
        Rio de Janeiro ...........     Production of fragrance compounds.
        Sao Paulo ................     Fragrance laboratory.
        Taubate ..................     Production of fruit preparations and flavor
                                         ingredients and compounds; flavor laboratories.

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


ITEM 3. LEGAL PROCEEDINGS.

     Various Federal and State authorities and private parties claim that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a total of 10 waste sites operated by third parties located principally in New Jersey. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. In one current private suit, a waste site's former owner/operator seeks contribution and indemnification from generators and others for remedial action costs incurred and to be incurred at the site.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     EXECUTIVE OFFICERS OF REGISTRANT:


                                                                                         YEAR FIRST
                                                                                           BECAME
         NAME                     OFFICE AND OTHER BUSINESS EXPERIENCE(3)          AGE     OFFICER
         ----                     ---------------------------------------          ---   -----------
Richard M. Furlaud(1)(2)          Chairman and Chief Executive Officer              76      1999
                                    since December 14, 1999; Chairman Emeritus
                                    of the Board of Trustees, The Rockefeller
                                    University, an institution of higher
                                    learning; Retired President, Bristol-Myers
                                    Squibb Company

Stephen A. Block                  Senior Vice-President, General Counsel            55       1993
                                    and Secretary

Robert G. Corbett                 Vice-President since May 1997; Director;          45       1997
                                    employed by the Company in other positions
                                    prior thereto

William S. Kane                   Vice-President since September 1999; Senior       40       1999
                                    Vice-President Human Resources, Channel One
                                    Network, television content provider, from
                                    1997 to 1999; Director of Human Resources,
                                    Frigidaire Division of Electrolux, household
                                    products manufacturers, from 1994 to 1997

Thomas E. Kinlin                  Vice-President since September 1999; employed     57        1999
                                     by the Company in other positions prior
                                     thereto

Carlos A. Lobbosco                Vice-President; Director                          60        1993

Jose A. Rodriguez                 Vice-President since May 1998; employed by the    56        1998
                                    Company in other positions prior thereto

Douglas J. Wetmore                Vice-President and Chief Financial Officer        42        1992
                                    since April 1998; Director; Controller prior
                                    thereto

----------

(1)  Chairman of Executive Committee of the Board of Directors.

(2) Mr. Furlaud was elected Chairman of the Board and Chief Executive Officer following the resignation of Mr. Eugene P. Grisanti as Chairman of the Board, President and Chief Executive Officer on December 14, 1999.

(3) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                            1999                    1998
                                     -----------------      -------------------
QUARTER                               HIGH        LOW        HIGH         LOW
-------                              ------     ------      ------      -------

First .......................        $45.50     $34.25      $51.88      $42.06
Second ......................         45.00      34.50       50.31       42.25
Third .......................         48.50      33.63       44.50       32.06
Fourth ......................         39.25      33.81       45.44       32.56

  (b) Approximate Number of Equity Security Holders.

                        (A)                                      (B)
                                                    NUMBER OF RECORD HOLDERS AS
                  TITLE OF CLASS                        OF DECEMBER 31, 1999
                  --------------                    ---------------------------

  Common stock, par value 12 1/2(cent) per share                 4,209

  (c) Dividends.

     Cash dividends declared per share for each quarter since January 1998 were as follows:

                                              2000        1999          1998
                                              ----        ----          ----

          First ..................            $.38         $.38        $.37
          Second .................                          .38         .37
          Third ..................                          .38         .37
          Fourth .................                          .38         .38

ITEM 6. SELECTED FINANCIAL DATA.


                                          1999         1998         1997         1996        1995
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ..........................   $1,439,499   $1,407,349   $1,426,791   $1,436,053   $1,439,487
                                       ==========   ==========   ==========   ==========   ==========
Net income(a)(b) ...................   $  162,000   $  203,785   $  218,229   $  189,894   $  248,817
                                       ==========   ==========   ==========   ==========   ==========
Earnings per share:
Net income per share--basic ........        $1.53        $1.90        $2.00        $1.71        $2.24
                                       ==========   ==========   ==========   ==========   ==========
Net income per share--diluted ......        $1.53        $1.90        $1.99        $1.70        $2.22
                                       ==========   ==========   ==========   ==========   ==========
Total assets .......................   $1,401,495   $1,388,064   $1,422,261   $1,506,913   $1,534,269
                                       ==========   ==========   ==========   ==========   ==========
Long-term debt .....................   $    3,832   $    4,341   $    5,114   $    8,289   $   11,616
                                       ==========   ==========   ==========   ==========   ==========
Cash dividends declared per share...        $1.52        $1.49        $1.45        $1.38        $1.27
                                       ==========   ==========   ==========   ==========   ==========

-----------

(a) Reflects nonrecurring charges ($21,910 after tax) in 1999 resulting from the Registrant's program to streamline its operations worldwide.

(b) Reflects nonrecurring charge ($31,315 after tax) in 1996 resulting from the Registrant's program to phase out and close certain aroma chemical operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     Operations

     In 1999, worldwide net sales were $1,439,499,000 compared to $1,407,349,000 and $1,426,791,000 in 1998 and 1997, respectively. Sales of fragrance products were $849,193,000, $820,149,000 and $821,592,000 in 1999, 1998 and 1997,
respectively. Fragrance sales increased 4% in 1999 in comparison to 1998, following flat sales in 1998 compared to 1997. Flavor sales were $590,306,000, $587,200,000 and $605,199,000 in 1999, 1998 and 1997, respectively. Flavor sales increased 1% in 1999 in comparison to 1998, following a decrease of 3% in 1998 compared to 1997.

     Sales outside the United States represented approximately 70% of total sales in 1999, 1998 and 1997. The following table shows sales on a geographic basis:


                                                            PERCENT                PERCENT
SALES BY DESTINATION (DOLLARS IN THOUSANDS)       1999      CHANGE       1998       CHANGE       1997
-------------------------------------------   ----------    -------  ----------    -------   ----------
North America .........................       $  452,569       1%    $  448,885        6%    $  423,876
Europe, Africa and the Middle East
  (EAME) ..............................          565,209       1%       556,911       -4%       577,576
Latin America .........................          232,913      -3%       239,472        8%       222,708
Asia-Pacific ..........................          188,808      16%       162,081      -20%       202,631
                                              ----------             ----------              ----------
    Total net sales ...................       $1,439,499       2%    $1,407,349       -1%    $1,426,791
                                              ==========             ==========              ==========

     For the full year 1999, the Company's sales increased 2%. Growth was strongest in EAME fragrances and in Asia-Pacific in flavors and fragrances. Local currency sales in Asia-Pacific increased 12% for the year, as that region continued its economic recovery. Local currency sales growth in EAME fragrances totaled 6% for the year. Latin America flavor sales declined 11% as a result of the currency and economic conditions in the region, most notably in Brazil, the Company's largest flavor market in the area. In 1999, reported sales were unfavorably impacted by the continued strength of the U.S. dollar, principally against the European currencies; if the dollar exchange rates had remained the same during 1999 and 1998, consolidated sales would have been approximately 1% higher than reported.

     During 1998, sales growth was strong in North America, in both flavors and fragrances. Although economic difficulties unfavorably impacted Latin America flavor sales, fragrance sales in the area achieved double-digit sales growth for the year. Sales in Asia-Pacific, in both flavors and fragrances, were down 20% for the year, affected by the ongoing economic disruption in Japan and Southeast Asia. In 1998, reported sales were unfavorably impacted by the stronger U.S. dollar, most notably against the major European currencies; had the dollar exchange rates remained the same during 1998 and 1997, sales would have been approximately 2% higher than reported.

     Although the Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has no long-term effect on the underlying strength of our business.

     The percentage relationship of cost of goods sold and other operating expenses to sales was as follows:

                                                     1999      1998      1997
                                                     -----     -----     -----
    Cost of goods sold ........................      55.0%     54.2%     54.2%
    Research and development expenses .........       7.2%      7.0%      6.6%
    Selling and administrative expenses .......      18.2%     17.0%     15.9%

     Cost of goods sold, which includes cost of materials and internal manufacturing expenses, has remained fairly constant as a percentage of sales for the past several years. The moderate increase in 1999 was primarily due to the impact of the currency devaluation and economic disruption in Brazil, which impacted the Company's near-term ability to pass on price increases to its customers in that market.

     Research and development expenses have consistently approximated 7% of sales. The expenses are for the development of new and improved products, technical product support, compliance with governmental regulations and help in maintaining our relationships with our customers who are often dependent on technical advances. These activities contribute in a significant way to the Company's business.

     Selling and administrative expenses are necessary to support the Company's sales and operating levels. Selling and administrative expenses increased as a percentage of sales primarily due to the costs of the Company's Y2K program; in 1999 and 1998, the costs for this program were $14,200,000 and $12,500,000, respectively. There were no comparable costs incurred in 1997. In 1999, administrative expenses also included approximately $6,000,000 in costs associated with the final settlement of certain employment contracts and $2,315,000 relating to the nonrecurring charges (discussed below). Administrative expenses for 1999 and 1998 also included certain costs incurred in connection with the Company's project to implement the enterprise requirements planning ("ERP") software package, SAP. Excluding these costs, selling and administrative expenses would have represented approximately 16.5% and 15.9% of sales in 1999 and 1998, respectively, in line with 1997 levels.

     Operating profit, as shown in Note 10 of the Notes to the Consolidated Financial Statements, was $321,428,000 in 1999, $335,248,000 in 1998 and
$355,748,000 in 1997. In 1999, operating profit declined primarily due to the decline in gross margin on sales, charges of $3,499,000 and increased research and development expenditures. Operating profit decreased in 1998 in comparison to 1997 as a result of the level of sales achieved. In 1999 and 1998, operating profit reflected the effects of the Year 2000 related expenses. Operating profit in 1999 excludes nonrecurring charges of $32,948,000.

     Interest expense amounted to $5,154,000, $2,042,000 and $2,420,000 in 1999,
1998 and 1997, respectively. This expense relates primarily to bank loans taken out by some of the Company's subsidiaries and can be significantly affected by high interest rates in countries where local bank borrowing is used as a hedge against devaluations. In addition, in October 1999, the Company established a $300,000,000 commercial paper program; at December 31, 1999, $63,200,000 of commercial paper was outstanding. Interest expense increased in 1999 compared to 1998 mainly due to higher average borrowing levels during the year; the decrease in 1998 compared to 1997 was due to lower average borrowing levels. More details on bank loans, commercial paper and long-term debt are contained in Note 6 of the Notes to the Consolidated Financial Statements.

     Other income was $291,000 in 1999, compared to $6,356,000 in 1998 and $10,442,000 in 1997. The decrease in other income in 1999 compared to 1998, was primarily due to facility closure costs (discussed below). Also, interest income decreased in 1999 compared to 1998, and 1998 compared to 1997, primarily due to lower average interest rates and lower levels of investments.

     In June 1999, the Company announced a program to streamline the Company's operations worldwide by improving operating efficiencies and asset utilization, enabling significant cost savings and enhanced profitability. The program includes the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates. In addition, the Company will further consolidate and align production in its remaining manufacturing locations.

     Once completed, the program will result in total pretax charges approximating $50,000,000 ($33,000,000 after tax, or approximately $.32 per share). The Company anticipates realizing annual savings on completion of this program of approximately $15,000,000; approximately $5,000,000 in savings from the program were realized in the second half of 1999.

     As a result of this program, in 1999 the Company recorded total pretax charges of $40,900,000 ($27,200,000 after tax, or approximately $.26 per share); non-cash charges approximated $11,700,000.

     Certain elements of the charges, relating primarily to accelerated depreciation on assets to be disposed of, have been recognized in cost of goods sold ($1,184,000) and selling and administrative expenses ($2,315,000). In addition, $4,480,000 associated primarily with facility closure is included in other income and expense. The balance of the charges, representing employee separation and asset-related costs, are recorded as nonrecurring charges in the Consolidated Statement of Income. Movements in the reserve resulting from the nonrecurring charges were as follows:

                                               EMPLOYEE-     ASSET-
     (DOLLARS IN THOUSANDS)                     RELATED      RELATED     TOTAL
     ----------------------                    ---------    --------   -------
     Original reserve ...................      $22,951      $9,997     $32,948
     Utilized in 1999 ...................       13,329       8,411      21,740
                                               -------      ------     -------
     Balance December 31, 1999 ..........      $ 9,622      $1,586     $11,208
                                               =======      ======     =======

     The balance of the reserve is expected to be utilized in 2000 in connection with the final decommissioning and disposal of affected equipment and as severance obligations to affected employees are satisfied. In excess of 200 employees will be affected by the program; at December 31, 1999, 170 employees had left the Company.

     Of the total pretax charges in 1999, approximately $29,400,000 were for EAME, principally employee separation costs associated with the rationalization of certain operations and facilities in the United Kingdom, the Netherlands and France.

     For North America, Latin America and Asia-Pacific, 1999 charges totaled $5,600,000, $2,900,000 and $3,000,000, respectively, and relate to employee separations and closure of operations.

     During 1996, the Company undertook a program to phase out and close certain aroma chemical operations. At December 31, 1998, unutilized reserves totaled $2,721,000 relating to remaining decommissioning and disposal of plant equipment, and severance obligations. At December 31, 1999, the reserves under this program had been fully utilized; costs of completing the program approximated the original estimate.

     Effective January 1, 1998, the Company adopted Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes guidance on when costs incurred for internal-use software are capitalized. The Company capitalized approximately $24,800,000 and $28,000,000 in 1999 and 1998, respectively, related to the acquisition and development of the SAP software package.

     Effective January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The impact of adopting this Standard was not material.

     Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. In June 1999, the Financial Accounting Standards Board issued FAS 137 which defers the effective date of FAS 133 to fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the Standard, and the accounting and reporting implications thereof.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 1999, the Company spent approximately $1,200,000 on capital projects and about $10,800,000 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgements in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

     Financial Condition

     The financial condition of the Company remained strong during 1999. Cash, cash equivalents and short-term investments totaled $62,971,000 at December 31, 1999, compared to $115,999,000 and $260,446,000 at December 31, 1998 and 1997,
respectively. Short-term investments are high-quality, readily marketable instruments. Working capital totaled $465,712,000 at year-end 1999, compared to $575,120,000 and $670,598,000 at December 31, 1998 and 1997, respectively. Gross additions to property, plant and equipment were $103,835,000, $91,690,000 and $59,284,000 in 1999, 1998 and 1997, respectively, and are expected to approximate $75,000,000 in 2000.

     Notwithstanding its current strong financial condition, the Company established a $300,000,000 commercial paper program, which was put in place in October 1999. Proceeds from the commercial paper program will be used for general corporate purposes.

     In September 1996, the Company announced a plan to repurchase an additional
7.5 million shares of its common stock. An existing program to purchase 7.5 million shares, in effect since 1992, was completed in 1997. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At December 31, 1999, approximately 5.6 million shares of common stock had been repurchased under the 1996 program. Under these plans, the Company purchased $46,298,000, $134,448,000 and $70,988,000 of treasury stock in 1999, 1998 and 1997, respectively.

     The Company anticipates that its growth, capital spending and share repurchase plan will be funded from internal sources and credit facilities currently in place.

     The Company paid dividends to shareholders totaling $161,249,000, $159,619,000 and $157,674,000 in 1999, 1998 and 1997, respectively. The dividend rate per share in 1999, 1998 and 1997 was, respectively, $1.52, $1.48 and $1.44.

     Year 2000 Issue

     This Year 2000 statement is designated a Year 2000 Readiness Disclosure within the meaning of the United States Year 2000 Information and Readiness Disclosure Act of 1998.

     The Company's comprehensive program to address its "Year 2000" needs (the "Y2K Program") was completed prior to January 1, 2000. The Y2K program was designed to evaluate and, if necessary, repair or replace those computer programs and embedded computer chips that are significant to the Company and that use only the last two digits to refer to a year ("Y2K Code"), so that such Y2K Code would be "Year 2000 Capable," that is, would recognize dates beginning in the Year 2000. For purposes of the Y2K Program, Y2K Code is that which the Company concluded could, if not made Year 2000 Capable, materially affect the Company's operations and ability to service its customers, or create a safety or environmental risk. In addition to dealing with the Company's Y2K Code, the Y2K Program also was designed to identify and evaluate the Year 2000 readiness of the Company's key suppliers of inventory and non-inventory goods and services, and of the Company's significant customers.

     The failure to make Y2K Code Year 2000 Capable could result in an interruption in, or failure of, certain business activities or operations, which could materially and adversely affect the Company's results of operations, liquidity and/or financial condition. As of January 1, 2000, and through the end of February 2000, significant computer systems have operated without Year 2000 related problems and appear to be Year 2000 Capable. The Company is not aware of any of its major customers or third-party suppliers having experienced significant Year 2000 related problems. However, due to the general uncertainty about the overall extent of the Year 2000 problem, including, but not limited to, uncertainty about the extent of Year 2000 capability of the Company's suppliers and customers, there is no guarantee that all potential Year 2000 problems have been identified.

     Subject to the above uncertainties, however, the Company believes that, given the completion of the Y2K Program and the lack of known significant Year 2000 problems as of and since January 1, 2000, the likelihood of material interruptions of the Company's normal business are remote. Should a Year 2000 problem arise, the Company has contingency plans for the critical aspects of its operations. These contingency plans include, but are not limited to, increasing on-site and standby staffing, adjustment of raw material and product inventory levels, alternate sources of transportation and raw materials, alternate production plans, backup power supplies, utilities and communications, and emergency response and security procedures. Such plans are designed to avoid or mitigate potential serious disruptions in the Company's business.

     At December 31, 1999 the total cost of the Company's Y2K Program was approximately $48,700,000. Of those costs, approximately $22,000,000 represented capital expenditures associated with replacement hardware, software and associated items. The remaining amount, totaling $26,700,000, was expensed as incurred and represented the costs of repair, testing and related efforts. These amounts do not include the cost of the SAP project. The Company does not anticipate any material costs related to the Y2K Program in 2000.

     Euro Currency Adoption

     As part of the European Economic and Monetary Union, a single currency (the "Euro") will replace the national currencies of many of the European countries in which the Company conducts business. The conversion rates between the Euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, with the participating national currencies scheduled to be removed from circulation between January 1, and June 30, 2002, and replaced by Euro notes and coinage. During the transition period, from January 1, 1999 through December 31,

2001, public and private entities as well as individuals may pay for goods and services using either checks, drafts, or wire transfers denominated in Euros or the participating country's national currency. The Company's systems and processes were "Euro Capable" (able to enter into Euro-denominated transactions) on January 1, 1999. The effects of the Euro conversion on the Company's revenues, costs and competitive position have not been significant. The costs of the systems and business process conversions were not material.

     Subsequent Events

     In January 2000, in connection with the Company's program to streamline operations, the Company initiated a Voluntary Retirement Incentive Program for United States-based employees meeting certain eligibility requirements. Those eligible employees electing to take the incentive will receive additional credit, for pension purposes, in terms of age and years of service, as well as certain other benefits. It is expected that the early retirement plan will result in a charge to 2000 earnings of approximately $10,000,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS:

                                                                        PAGE NO.
                                                                        --------
     Consolidated Statements of Income and Retained Earnings for
       the three years ended December 31, 1999 ......................     14
     Consolidated Balance Sheet--December 31, 1999 and 1998 .........     15
     Consolidated Statement of Cash Flows for the three years
       ended December 31, 1999 ......................................     16
     Notes to Consolidated Financial Statements .....................     17
     Report of Independent Accountants ..............................     30

     Financial Statement Schedules:
     II--Valuation and Qualifying Accounts and Reserves for the
         three years ended December 31, 1999 ........................    S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                                               NET INCOME PER SHARE
                                                                                          -------------------------------
                      NET SALES               GROSS PROFIT              NET INCOME*          BASIC            DILUTED
              ------------------------    --------------------    --------------------    -------------    --------------
QUARTER           1999         1998         1999        1998        1999        1998      1999    1998     1999     1998
-------       ----------    ----------    --------    --------    --------    --------    -----   -----    -----    -----
                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
First .....   $  367,765    $  373,411    $161,296    $175,204    $ 48,780    $ 62,626    $0.46   $0.58    $0.46    $0.58
Second ....      371,079       365,253     165,869     169,983      27,434      55,907     0.26    0.52     0.26     0.52
Third .....      364,674       349,846     165,242     156,670      49,155      50,249     0.46    0.47     0.46     0.47
Fourth ....      335,981       318,839     155,305     142,010      36,631      35,003     0.35    0.33     0.35     0.33
              ----------    ----------    --------    --------    --------    --------    -----   -----    -----    -----
              $1,439,499    $1,407,349    $647,712    $643,867    $162,000    $203,785    $1.53   $1.90    $1.53    $1.90
              ==========    ==========    ========    ========    ========    ========    =====   =====    =====    =====

----------
* Net income for the 1999 second, third and fourth quarters includes the after-tax effects of certain charges of $23,145, $1,748 and $2,289, respectively. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1999           1998           1997
                                                         ----------     ----------     ----------
                                                              (DOLLARS IN THOUSANDS EXCEPT
                                                                  PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME
  Net sales ........................................     $1,439,499     $1,407,349     $1,426,791
                                                         ----------     ----------     ----------
  Cost of goods sold ...............................        791,787        763,482        773,145
  Research and development expenses ................        103,794         98,438         94,411
  Selling and administrative expenses ..............        262,642        238,675        227,066
  Nonrecurring charges .............................         32,948             --             --
  Interest expense .................................          5,154          2,042          2,420
  Other (income) expense, net ......................           (291)        (6,356)       (10,442)
                                                         ----------     ----------     ----------
                                                          1,196,034      1,096,281      1,086,600
                                                         ----------     ----------     ----------
  Income before taxes on income ....................        243,465        311,068        340,191
  Taxes on income ..................................         81,465        107,283        121,962
                                                         ----------     ----------     ----------
    NET INCOME .....................................        162,000        203,785        218,229
    Other comprehensive income:
      Foreign currency translation adjustments .....        (48,005)        27,721        (84,406)
                                                         ----------     ----------     ----------
    COMPREHENSIVE INCOME ...........................     $  113,995     $  231,506     $  133,823
                                                         ==========     ==========     ==========
    NET INCOME PER SHARE--BASIC ....................          $1.53          $1.90          $2.00
                                                         ==========     ==========     ==========
    NET INCOME PER SHARE--DILUTED ..................          $1.53          $1.90          $1.99
                                                         ==========     ==========     ==========
CONSOLIDATED STATEMENT OF RETAINED EARNINGS
  At beginning of year .............................     $1,210,620     $1,166,348     $1,106,572
  Net income .......................................        162,000        203,785        218,229
                                                         ----------     ----------     ----------
                                                          1,372,620      1,370,133      1,324,801
  Cash dividends declared ..........................        160,830        159,513        158,453
                                                         ----------     ----------     ----------
  At end of year ...................................     $1,211,790     $1,210,620     $1,166,348
                                                         ==========     ==========     ==========

See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
  Cash and cash equivalents ......................      $   62,135   $  114,960
  Short-term investments .........................             836        1,039
  Receivables:
    Trade ........................................         290,118      264,352
    Allowance for doubtful accounts ..............         (10,013)      (9,517)
    Other ........................................          23,313       28,645
  Inventories ....................................         415,269      403,961
  Prepaid and deferred charges ...................          53,756       44,588
                                                        ----------   ----------
    Total Current Assets .........................         835,414      848,028
PROPERTY, PLANT AND EQUIPMENT, NET ...............         523,916      498,784
OTHER ASSETS .....................................          42,165       41,252
                                                        ----------   ----------
TOTAL ASSETS .....................................      $1,401,495   $1,388,064
                                                        ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans .....................................      $   29,274   $   29,072
  Commercial paper ...............................          63,200           --
  Accounts payable ...............................          71,989       60,331
  Accrued payrolls and bonuses ...................          18,527       16,507
  Dividends payable ..............................          39,882       40,301
  Income taxes ...................................          54,497       46,647
  Other current liabilities ......................          92,333       80,050
                                                        ----------   ----------
    Total Current Liabilities ....................         369,702      272,908
                                                        ----------   ----------

OTHER LIABILITIES:
  Long-term debt .................................           3,832        4,341
  Deferred income taxes ..........................          32,785       30,730
  Retirement and other liabilities ...............         136,679      135,034
                                                        ----------   ----------
    Total Other Liabilities ......................         173,296      170,105
                                                        ----------   ----------

SHAREHOLDERS' EQUITY:
  Common stock 12-1/2(cent) par value;
    authorized 500,000,000 shares;
    issued 115,761,840 shares ....................          14,470       14,470
  Capital in excess of par value .................         134,480      136,443
  Restricted stock ...............................              --       (6,750)
  Retained earnings ..............................       1,211,790    1,210,620
  Accumulated other comprehensive income:
    Cumulative translation adjustment ............         (57,135)      (9,130)
                                                        ----------   ----------
                                                         1,303,605    1,345,653
  Treasury stock, at cost--10,939,915 shares
    in 1999 and 9,715,775 shares in 1998 .........        (445,108)    (400,602)
                                                        ----------   ----------
    Total Shareholders' Equity ...................         858,497      945,051
                                                        ----------   ----------
Total Liabilities and Shareholders' Equity .......      $1,401,495   $1,388,064
                                                        ==========   ==========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998            1997
                                                        ---------      ---------      ---------
                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................    $ 162,000      $ 203,785      $ 218,229
  Adjustments to reconcile to net cash
   provided by operations:
    Depreciation ...................................       56,369         49,006         50,278
    Deferred income taxes ..........................       (4,191)        15,877          8,201
    Changes in assets and liabilities:
      Current receivables ..........................      (35,354)        (3,887)       (32,949)
      Inventories ..................................      (33,955)       (31,354)       (20,524)
      Current payables .............................       40,719        (15,816)        11,473
      Other, net ...................................       10,230         (1,185)         4,440
                                                        ---------      ---------      ---------
Net cash provided by operations ....................      195,818        216,426        239,148
                                                        ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales/maturities
   of short-term investments .......................        1,073         41,766         23,056
  Purchases of short-term investments ..............         (955)            --         (9,851)
  Additions to property, plant and
   equipment, net of minor disposals ...............     (101,910)       (89,741)       (58,211)
                                                        ---------      ---------      ---------
Net cash used in investing activities ..............     (101,792)       (47,975)       (45,006)
                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid to shareholders ..............     (161,249)      (159,619)      (157,674)
  Increase (decrease) in bank loans ................        1,599         16,570         (7,305)
  Proceeds from issuance of commercial paper .......       63,200             --             --
  Decrease in long-term debt .......................         (859)        (1,380)        (2,357)
  Proceeds from issuance of stock
   under stock option plans ........................        4,290          4,569         15,356
  Purchase of treasury stock .......................      (46,298)      (134,448)       (70,988)
                                                        ---------      ---------      ---------
Net cash used in financing activities ..............     (139,317)      (274,308)      (222,968)
                                                        ---------      ---------      ---------
Effect of exchange rate changes on
 cash and cash equivalents .........................       (7,534)         3,823        (15,550)
                                                        ---------      ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (52,825)      (102,034)       (44,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....      114,960        216,994        261,370
                                                        ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...........    $  62,135      $ 114,960      $ 216,994
                                                        =========      =========      =========

See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     The Company is the leading creator and manufacturer of flavors and fragrances used by others to impart or improve flavor or fragrance in a wide variety of consumer products. The Company's products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, confectionery, sweet and baked goods, and pharmaceutical and oral care products.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 10 to 30 years; machinery, equipment and software, 3 to 10 years; and leasehold improvements, the shorter of 10 years or the remaining life of the lease.

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

     Effective January 1, 1999, the Company adopted Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. The impact of adopting this Standard was not material.

     Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. In June 1999, the Financial Accounting Standards Board issued FAS 137 which defers the effective date of FAS 133 to fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the Standard, and the accounting and reporting implications thereof.

NET INCOME PER SHARE

     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the number of shares used in the computations for basic and diluted net income per share is as follows:

                                                       NUMBER OF SHARES
                                              --------------------------------
     (SHARES IN THOUSANDS)                      1999         1998       1997
     ---------------------                    -------      -------     -------
     Basic EPS ..........................     105,748      107,122     109,065
     Dilution under stock plans .........         195          308         560
                                              -------      -------     -------
     Diluted EPS ........................     105,943      107,430     109,625
                                              =======      =======     =======

     Net income used in the computation of basic and diluted net income per share is not affected by the assumed issuance of stock under the Company's stock plans.

     Options to purchase 2,946,607, 2,295,667 and 944,959 shares were outstanding in 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective years.

NOTE 2. NONRECURRING AND OTHER CHARGES

     In June 1999, the Company announced a program to streamline the Company's operations worldwide by improving operating efficiencies and asset utilization, enabling significant cost savings and enhanced profitability. The program includes the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates. In addition, the Company will further consolidate and align production in its remaining manufacturing locations.

     Once completed, the program will result in total pretax charges approximating $50,000,000 ($33,000,000 after tax). The Company anticipates realizing annual savings on completion of this program of approximately $15,000,000; approximately $5,000,000 in savings from the program were realized in the second half of 1999.

     As a result of this program, in 1999 the Company recorded total pretax charges of $40,900,000 ($27,200,000 after tax); non-cash charges approximated $11,700,000.

     Certain elements of the charges, relating primarily to accelerated depreciation on assets to be disposed of, have been recognized in cost of goods sold ($1,184,000) and selling and administrative expenses ($2,315,000). In addition, $4,480,000 associated primarily with facility closure is included in other income and expense. The balance of the charges, representing employee separation and asset-related costs, are recorded as nonrecurring charges in the Consolidated Statement of Income. Movements in the reserve resulting from the nonrecurring charges were as follows:

                                           EMPLOYEE-      ASSET-
     (DOLLARS IN THOUSANDS)                 RELATED       RELATED      TOTAL
     ----------------------                 -------       ------      -------
     Original reserve ................      $22,951       $9,997      $32,948
     Utilized in 1999 ................       13,329        8,411       21,740
                                            -------       ------      -------
     Balance December 31, 1999 .......      $ 9,622       $1,586      $11,208
                                            =======       ======      =======

     The balance of the reserve is expected to be utilized in 2000 in connection with the final decommissioning and disposal of affected equipment and as severance obligations to affected employees are satisfied. In excess of 200 employees will be affected by the program; at December 31, 1999, 170 employees had left the Company.

     Of the total pretax charges in 1999, approximately $29,400,000 were for EAME, principally employee separation costs associated with the rationalization of certain operations and facilities in the United Kingdom, the Netherlands and France.

     For North America, Latin America and Asia-Pacific, 1999 charges totaled $5,600,000, $2,900,000 and $3,000,000, respectively, and relate to employee separations and closure of operations.

     During 1996, the Company undertook a program to phase out and close certain aroma chemical operations. At December 31, 1998, unutilized reserves totaled $2,721,000 relating to remaining decommissioning and disposal of plant equipment, and severance obligations. At December 31, 1999, the reserves under this program had been fully utilized; costs of completing the program approximated the original estimate.

NOTE 3. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents and short-term investments, as appropriate. At December 31, 1999 and 1998, marketable securities totaling $1,614,000 and $2,655,000, respectively, were available for sale and recorded at fair value which approximated cost. Realized gains and losses on the sale of marketable securities were not material.

NOTE 4. INVENTORIES

                                                     DECEMBER 31,
                                               ------------------------
                                                  1999          1998
                                               --------        --------
                                                (DOLLARS IN THOUSANDS)
     Raw materials ......................      $229,896        $235,552
     Work in process ....................         7,423           8,251
     Finished goods .....................       177,950         160,158
                                               --------        --------
                                               $415,269        $403,961
                                               ========        ========

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
                                                         (DOLLARS IN THOUSANDS)

     Land ........................................      $ 34,205      $ 33,784
     Buildings and improvements ..................       291,244       284,861
     Machinery, equipment and software ...........       572,181       526,859
     Construction in progress ....................        51,290        67,893
                                                        --------      --------
                                                         948,920       913,397
     Accumulated depreciation ....................       425,004       414,613
                                                        --------      --------
                                                        $523,916      $498,784
                                                        ========      ========

NOTE 6. BORROWINGS

     Bank loans averaged $58,005,000 in 1999, $16,912,000 in 1998 and
$19,639,000 in 1997. The highest levels were $84,942,000 in 1999, $29,636,000 in
1998 and $28,736,000 in 1997. The 1999 weighted average annual interest rate on these loans (based on balances outstanding at the end of each month) was approximately 9% and the average rate on loans outstanding at December 31, 1999 was 8%. These rates compare to 8% and 7%, respectively, in 1998, and 7% and 10%, respectively, in 1997.

     At December 31, 1999, the Company had commercial paper outstanding of $63,200,000. The average interest rate on this commercial paper was 6.0%. Commercial paper maturities did not extend beyond March 31, 2000.

     In addition, the Company maintained a revolving credit facility of $300,000,000 as a backstop for the commercial paper program. There were no amounts drawn on this facility at December 31, 1999. The Company compensates the banks participating in the credit facility in the form of fees, the amounts of which were not significant.

     Long-term debt (all foreign) consists of a loan from a financial institution with an interest rate of 2.5%, and with an original term of seven years. Aggregate payments for the next five years of long-term debt outstanding at December 31, 1999 are $983,000 annually through 2003 and $883,000 in 2004. At December 31, 1999 and 1998, the estimated fair value of long-term debt, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     Cash payments for interest were $4,606,000 in 1999, $1,774,000 in 1998 and $2,330,000 in 1997.

     At December 31, 1999, the Company and its subsidiaries had available unused lines of bank credit approximating $68,000,000.

NOTE 7. INCOME TAXES

                                              1999         1998         1997
                                            --------     --------     --------
                                                  (DOLLARS IN THOUSANDS)

     U.S. income before taxes .........     $ 19,061     $ 54,745     $ 63,719
     Foreign income before taxes ......      224,404      256,323      276,472
                                            --------     --------     --------
     Total income before taxes ........     $243,465     $311,068     $340,191
                                            ========     ========     ========

     The following table shows the components of current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

                                             1999         1998          1997
                                           -------      --------      --------
                                                (DOLLARS IN THOUSANDS)
     Current
       Federal .......................     $ 5,064      $  4,830      $ 18,149
       State and local ...............         204           578         2,210
       Foreign .......................      80,388        85,998        93,402
                                           -------      --------      --------
                                            85,656        91,406       113,761
                                           -------      --------      --------
     Deferred
       Federal .......................      (8,773)       13,350         6,478
       State and local ...............         546         1,847           235
       Foreign .......................       4,036           680         1,488
                                           -------      --------      --------
                                            (4,191)       15,877         8,201
                                           -------      --------      --------
     Total income taxes ..............     $81,465      $107,283      $121,962
                                           =======      ========      ========

     At December 31, 1999 and 1998, gross deferred tax assets were $63,900,000 and $56,000,000, respectively; gross deferred tax liabilities were $67,700,000 and $64,800,000, respectively. No valuation allowance was required for deferred tax assets. The principal components of deferred tax assets (liabilities) were:


                                                          1999          1998
                                                        --------      --------
                                                         (DOLLARS IN THOUSANDS)

     Employee and retiree benefits ................     $ 34,300      $ 33,000
     Inventory ....................................       12,400         8,200
     Property, plant and equipment ................      (40,500)      (34,800)
     Other, net ...................................      (10,000)      (15,200)
                                                        --------      --------
                                                        $ (3,800)     $ (8,800)
                                                        ========      ========

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                     1999      1998      1997
                                                     ----      ----      ----
     Statutory tax rate ...........................  35.0%     35.0%     35.0%
     Difference in effective tax
       rate on foreign earnings
       and remittances ............................  (1.0)     (0.5)      0.8
     State and local taxes ........................   0.2       0.5       0.5
     Other, net ...................................  (0.7)     (0.5)     (0.4)
                                                     ----      ----      ----
     Effective tax rate ...........................  33.5%     34.5%     35.9%
                                                     ====      ====      ====

     Income taxes paid were $74,794,000 in 1999, $99,894,000 in 1998 and
$110,594,000 in 1997.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximated $522,000,000 at December 31, 1999. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.


NOTE 8. SHAREHOLDERS' EQUITY

     Transactions in treasury shares resulted in net charges to capital in excess of par value of $1,062,000, $975,000 and $1,963,000 in 1997, 1998 and
1999, respectively.

     The following table shows treasury shares acquired and, as appropriate, the use of treasury shares for stock plans:


                                                       NUMBER
                                                         OF
                                                       SHARES         AMOUNT
                                                     ----------      --------
                                                       (DOLLARS IN THOUSANDS)

     Balance January 1, 1997 ................         5,790,323      $230,540
     Acquisitions ...........................         1,633,034        73,869
     Used for stock plans ...................          (792,446)      (32,512)
                                                     ----------      --------
     Balance December 31, 1997 ..............         6,630,911       271,897
     Acquisitions ...........................         3,222,900       134,448
     Used for stock plans ...................          (138,036)       (5,743)
                                                     ----------      --------
     Balance December 31, 1998 ..............         9,715,775       400,602
     Acquisitions ...........................         1,268,633        46,473
     Used for stock plans ...................          (144,493)       (5,948)
     Return of restricted stock .............           100,000         3,981
                                                     ----------      --------
     Balance December 31, 1999 ..............        10,939,915      $445,108
                                                     ==========      ========

     Under an employment contract dated January 1, 1997, the Company awarded 250,000 restricted shares of the Company's common stock. Under that contract, the restrictions would expire, subject to performance goals, over a five-year period; compensation expense was recognized over the restricted period. As a result of the termination of that contract, those shares for which restrictions would have lapsed in 2000-2001 were forfeited and have been returned to treasury stock.

     Changes in the cumulative translation adjustment, included in other comprehensive income, were (in thousands):

          Balance January 1, 1997 .....................     $ 47,555
          Translation adjustments .....................      (84,406)
                                                            --------
          Balance December 31, 1997 ...................      (36,851)
          Translation adjustments .....................       27,721
                                                            --------
          Balance December 31, 1998 ...................       (9,130)
          Translation adjustments .....................      (48,005)
                                                            --------
          Balance December 31, 1999 ...................     $(57,135)
                                                            ========

     On February 13, 1990, the Company adopted a shareholder protection rights agreement (the "Rights Agreement") and declared a dividend of one right on each share of common stock outstanding on February 28, 1990 or issued thereafter.

     Under the Rights Agreement, as amended, until a person or group acquired 20% or more of the Company's common stock or commenced a tender offer that would result in such person or group owning 20% or more, the rights would be evidenced by the common stock certificates, would automatically trade with the common stock and would not be exercisable.

     Thereafter, or if the Company were involved in a merger or sold more than 50% of its assets or earning power, each right entitled its holder to purchase a certain amount of shares for a specified exercise price. Also, under certain circumstances, the Company's Board of Directors had the option to redeem or exchange one share of common stock for each right. The Rights Agreement expired on February 20, 2000. On March 9, 2000, the Company adopted a new shareholder rights protection agreement, the provisions of which are essentially identical with those of the agreement outlined above. The new agreement will expire in March 2010.

     Dividends paid per share were $1.52, $1.48 and $1.44 in 1999, 1998 and 1997, respectively.


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

     During 1999, options to purchase common stock were granted at exercise prices ranging from $34.94 to $41.19 per share. At December 31, 1999, the price range for shares under option was $19.30 to $49.88; options for 2,350,022 shares were exercisable at that date. During 1999, 144,493 shares of common stock under option were exercised at prices ranging from $19.30 to $43.25.

     Stock option transactions were:

                                            SHARES OF COMMON STOCK      WEIGHTED
                                           ------------------------     AVERAGE
                                           AVAILABLE        UNDER       EXERCISE
                                           FOR OPTION       OPTION       PRICE
                                           ----------     ---------     --------
Balance January 1, 1997 ................     237,094      3,486,355     $39.98
Granted ................................    (781,250)       781,250      43.38
Exercised ..............................          --       (542,446)     33.61
Terminated .............................      94,485        (94,485)     39.67
1997 Plan Increase .....................   3,500,000             --         --
                                           ---------      ---------
Balance December 31, 1997 ..............   3,050,329      3,630,674      41.67
Granted ................................    (941,000)       941,000      48.93
Exercised ..............................          --       (138,036)     33.10
Terminated .............................     397,719       (397,719)     46.26
                                           ---------      ---------
Balance December 31, 1998 ..............   2,507,048      4,035,919      43.21
Granted ................................    (846,000)       846,000      38.99
Exercised ..............................          --       (144,493)     30.89
Terminated .............................     157,252       (157,252)     45.36
Lapsed .................................    (160,296)            --         --
                                           ---------      ---------
Balance December 31, 1999 ..............   1,658,004      4,580,174     $42.69
                                           =========      =========

     The following table summarizes information concerning currently outstanding and exercisable options:


                                                      RANGE OF EXERCISE PRICES
                                                      ------------------------
                                                       $10-$30       $30-$50
                                                       -------      ---------

     Number outstanding .........................      177,548      4,402,626
     Weighted average remaining
       contractual life, in years ...............          0.8            6.8
     Weighted average exercise price ............       $24.94         $43.41
     Number exercisable .........................      177,548      2,172,474
     Weighted average exercise price ............       $24.94         $42.80

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date, consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and basic earnings per share would have been reduced by approximately $5,400,000 ($.05 per share) in 1999, $4,700,000 ($.04 per share) in 1998 and $3,500,000 ($.03 per share) in 1997. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 1999, 1998 and 1997 were $7.65, $9.74 and $8.19, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were as follows:


                                                    1999     1998      1997
                                                   -----    -----     -----

     Risk-free interest rate .................      5.7%     5.6%      6.6%
     Expected life, in years .................        5        5         5
     Expected volatility .....................     22.5%    19.5%     16.4%
     Expected dividend yield .................      3.8%     3.0%      3.3%

NOTE 10. SEGMENT INFORMATION

     The Company manages its operations by major geographical area. The flavor and fragrance divisions have similar economic and operational characteristics including research and development, the nature of the creative and production processes, the type of customers, and the methods by which products are distributed. Accounting policies used for segment reporting are the same as those described in Note 1. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items and accounting changes, and income tax expense. Transfers between geographic areas are accounted for at prices which approximate arm's length market prices. The North America area includes the United States and Canada, and the EAME area includes Europe, Africa and the Middle East. Unallocated assets are principally cash, short-term investments and other corporate assets. Certain prior year amounts have been reclassified for comparability purposes.


                                                                1999 (DOLLARS IN THOUSANDS)
                                          -----------------------------------------------------------------------
                                            NORTH                  LATIN      ASIA-
                                           AMERICA     EAME       AMERICA    PACIFIC   ELIMINATIONS  CONSOLIDATED
                                          --------   --------    --------    --------  ------------  ------------
Sales to unaffiliated customers ......    $476,496   $574,835    $212,770    $175,398   $      --     $1,439,499
Transfers between areas ..............      62,432    124,927         756      13,540    (201,655)            --
                                          --------   --------    --------    --------   ---------     ----------
    Total sales ......................    $538,928   $699,762    $213,526    $188,938   $(201,655)    $1,439,499
                                          ========   ========    ========    ========   =========     ==========
Operating profit .....................    $ 69,555   $177,643    $ 41,288    $ 31,503   $   1,439     $  321,428
                                          ========   ========    ========    ========   =========
Corporate and other unallocated
  expenses ...........................                                                                   (40,152)
Nonrecurring charges .................                                                                   (32,948)
Interest expense .....................                                                                    (5,154)
Other income (expense), net ..........                                                                       291
                                                                                                      ----------
    Income before taxes on income ....                                                                $  243,465
                                                                                                      ==========
Segment assets .......................    $519,054   $487,261    $194,140    $176,222   $ (61,314)    $1,315,363
                                          ========   ========    ========    ========   =========
Unallocated assets ...................                                                                    86,132
                                                                                                      ----------
    Total assets .....................                                                                $1,401,495
                                                                                                      ==========

                                                                1998 (DOLLARS IN THOUSANDS)
                                          -----------------------------------------------------------------------
                                            NORTH                  LATIN      ASIA-
                                           AMERICA     EAME       AMERICA    PACIFIC   ELIMINATIONS  CONSOLIDATED
                                          --------   --------    --------    --------  ------------  ------------
Sales to unaffiliated customers ......    $474,481   $569,894    $211,235    $151,739   $      --     $1,407,349
Transfers between areas ..............      58,355    114,258         841      14,626    (188,080)            --
                                          --------   --------    --------    --------   ---------     ----------
    Total sales ......................    $532,836   $684,152    $212,076    $166,365   $(188,080)    $1,407,349
                                          ========   ========    ========    ========   =========     ==========
Operating profit .....................    $ 88,727   $172,392    $ 47,005    $ 26,954   $     170     $  335,248
                                          ========   ========    ========    ========   =========
Corporate and other unallocated
  expenses ...........................                                                                   (28,494)
Interest expense .....................                                                                    (2,042)
Other income (expense), net ..........                                                                     6,356
                                                                                                      ----------
    Income before taxes on income ....                                                                $  311,068
                                                                                                      ==========
Segment assets .......................    $463,289   $509,006    $164,434    $166,915   $ (50,008)    $1,253,636
                                          ========   ========    ========    ========   =========
Unallocated assets ...................                                                                   134,428
                                                                                                      ----------
    Total assets .....................                                                                $1,388,064
                                                                                                      ==========

                                                            1997 (DOLLARS IN THOUSANDS)
                                          -----------------------------------------------------------------------
                                            NORTH                  LATIN      ASIA-
                                           AMERICA     EAME       AMERICA    PACIFIC   ELIMINATIONS  CONSOLIDATED
                                          --------   --------    --------    --------  ------------  ------------
Sales to unaffiliated customers ......    $449,671   $589,308    $197,165    $190,647   $      --     $1,426,791
Transfers between areas ..............      68,188    101,922       1,205      15,789    (187,104)            --
                                          --------   --------    --------    --------   ---------     ----------
    Total sales ......................    $517,859   $691,230    $198,370    $206,436   $(187,104)    $1,426,791
                                          ========   ========    ========    ========   =========     ==========
Operating profit .....................    $ 90,629   $186,113    $ 43,219    $ 36,663   $    (876)    $  355,748
                                          ========   ========    ========    ========   =========
Corporate and other unallocated
  expenses ...........................                                                                   (23,579)
Interest expense .....................                                                                    (2,420)
Other income (expense), net ..........                                                                    10,442
                                                                                                      ----------
    Income before taxes on income ....                                                                $  340,191
                                                                                                      ==========
Segment assets .......................    $416,067   $451,784    $153,698    $159,725   $ (36,356)    $1,144,918
                                          ========   ========    ========    ========   =========
Unallocated assets ...................                                                                   277,343
                                                                                                      ----------
    Total assets .....................                                                                $1,422,261
                                                                                                      ==========


                                   CAPITAL EXPENDITURES                   DEPRECIATION
                              -------------------------------    --------------------------------
                                1999        1998       1997        1999        1998         1997
                              --------    --------   --------    --------    --------    --------
                                                   (DOLLARS IN THOUSANDS)
North America ............    $ 57,306    $ 46,114   $ 13,773    $ 16,811    $ 16,774    $ 18,673
EAME .....................      21,227      29,424     29,024      25,274      21,026      20,983
Latin America ............      14,585      10,130      8,617       6,322       4,077       3,415
Asia-Pacific .............       7,595       4,399      4,919       5,353       4,651       4,625
Unallocated assets .......       3,122       1,623      2,951       2,609       2,478       2,582
                              --------    --------   --------    --------    --------    --------
    Consolidated .........    $103,835    $ 91,690   $ 59,284    $ 56,369    $ 49,006    $ 50,278
                              ========    ========   ========    ========    ========    ========

     EAME operating profit for 1999 includes charges totaling $3,499,000 relating to accelerated depreciation on assets to be disposed. In 1999, corporate and other unallocated expenses include approximately $6,000,000 in costs associated with the final settlement of certain employment contracts.

     Sales of fragrance products were $849,193,000, $820,149,000 and $821,592,000 in 1999, 1998 and 1997, respectively. Sales of flavor products were $590,306,000, $587,200,000 and $605,199,000 in 1999, 1998 and 1997,
respectively. Sales in the United States, based on the final country of destination of the Company's products, were $434,641,000, $432,035,000 and $407,824,000 in 1999, 1998 and 1997, respectively. No other individual country of destination exceeded 8% of consolidated sales. Sales to the Company's largest customer in 1999, 1998 and 1997 accounted for 10%, 11% and 11% of worldwide net sales, respectively. Total long-lived assets consist of net property, plant and equipment and amounted to $523,916,000, $498,784,000 and $446,509,000 at
December 31, 1999, 1998 and 1997, respectively; of the respective totals $238,786,000, $204,430,000 and $186,888,000 were located in the United States.
No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

     Net foreign exchange gains of $622,000 in 1999, $943,000 in 1998 and $1,231,000 in 1997 are included in other income.


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

     Pension expense included the following components:

                                                   U.S. PLANS                           NON-U.S. PLANS
                                       ----------------------------------     ----------------------------------
                                         1999         1998         1997         1999         1998         1997
                                       --------     --------     --------     --------     --------     --------
                                                                 (DOLLARS IN THOUSANDS)
Service cost for benefits earned ...   $  6,384     $  5,886     $  3,914     $  6,687     $  6,137     $  5,819
Interest cost on projected
  benefit obligation ...............     12,832       11,690       10,623        9,084       10,116        9,989
Expected return on plan assets .....    (14,614)     (12,972)     (11,383)     (11,086)     (11,980)     (10,621)
Net amortization and deferrals .....        (15)         (98)        (231)         665          712          495
                                       --------     --------     --------     --------     --------     --------
Defined benefit plans ..............      4,587        4,506        2,923        5,350        4,985        5,682
Defined contribution and other
  retirement plans .................      2,386        2,386        2,360        2,357        2,121        1,655
                                       --------     --------     --------     --------     --------     --------
Total pension expense ..............   $  6,973     $  6,892     $  5,283     $  7,707     $  7,106     $  7,337
                                       ========     ========     ========     ========     ========     ========

    Expense recognized for postretirement benefits included the following components:

                                                 1999        1998        1997
                                                ------      ------      ------
                                                    (DOLLARS IN THOUSANDS)

      Service cost for benefits earned ......   $1,832      $1,505      $1,070
      Interest on benefit obligation ........    3,672       3,371       3,097
      Net amortization and deferrals ........       33          28          (9)
                                                ------      ------      ------
      Total postretirement benefit expense ..   $5,537      $4,904      $4,158
                                                ======      ======      ======

    Changes in pension and postretirement benefit obligations were:

                                         U.S. Pension Plans      Non-U.S. Pension Plans    Postretirement Benefits
                                       ----------------------    ----------------------    -----------------------
                                          1999         1998        1999          1998        1999         1998
                                       ---------    ---------    ---------    ---------    ---------    ----------
                                                                  (DOLLARS IN THOUSANDS)
Benefit obligation at beginning
  of year ..........................   $ 188,095    $ 158,736    $ 184,910    $ 153,758    $  55,933    $  46,808
Service cost for benefits earned ...       6,384        5,886        6,687        6,137        1,832        1,505
Interest cost on projected
  benefit obligation ...............      12,832       11,690        9,084       10,116        3,672        3,371
Actuarial (gain) loss ..............     (25,658)      18,623       (1,765)      10,999       (8,255)       5,953
Curtailments .......................          --           --          265           --           --           --
Plan participants' contributions ...          --           --          281           88           --           --
Benefits paid ......................      (7,418)      (6,840)      (6,381)      (6,253)      (2,837)      (1,704)
Translation adjustments ............          --           --      (19,325)      10,065           --           --
                                       ---------    ---------    ---------    ---------    ---------    ---------
Benefit obligation at end of year ..   $ 174,235    $ 188,095    $ 173,756    $ 184,910    $  50,345    $  55,933
                                       =========    =========    =========    =========    =========    =========

    Changes in pension plan assets were:

                                                          U.S. PLANS              NON-U.S. PLANS
                                                    ----------------------    ----------------------
                                                       1999        1998          1999        1998
                                                    ---------    ---------    ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Fair value of plan assets at beginning of year ..   $ 236,468    $ 202,417    $ 164,803    $ 148,067
Actual return on plan assets ....................      37,593       38,044       19,005        8,341
Employer contributions ..........................         841        2,847        5,083        5,551
Plan participants' contributions ................          --           --          281           88
Benefits paid ...................................      (7,418)      (6,840)      (6,381)      (6,253)
Translation adjustments .........................          --           --      (17,879)       9,009
                                                    ---------    ---------    ---------    ---------
Fair value of plan assets at end of year ........   $ 267,484    $ 236,468    $ 164,912    $ 164,803
                                                    =========    =========    =========    =========

     The funded status of pension and postretirement plans at December 31 was:

                                          U.S. Pension Plans      Non-U.S. Pension Plans    Postretirement Benefits
                                        ----------------------    ----------------------    ----------------------
                                           1999         1998        1999          1998        1999         1998
                                        ---------    ---------    ---------    ---------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
Plan assets in excess of (less than)
  projected benefit obligation .......  $ 93,249     $ 48,373      $(8,844)     $(20,107)    $(50,345)    $(55,933)
Remaining balance of unrecognized
  net (asset) liability established
  at adoption of FAS 87 ..............    (2,214)      (2,856)       1,235         1,589           --           --
Unrecognized prior service cost ......     4,107        4,505        5,230         6,371          161          174
Unrecognized net (gain) loss .........   (94,252)     (45,384)       1,804        10,996       (1,927)       6,348
                                        --------     --------      -------      --------     --------     --------
Net asset (liability) ................  $    890     $  4,638      $  (575)     $ (1,151)    $(52,111)    $(49,411)
                                        ========     ========      =======      ========     ========     ========

    Pension assets and liabilities included in the Consolidated Balance Sheet at December 31 were:

                                      U.S. PLANS              NON-U.S. PLANS
                                ---------------------     ----------------------
                                   1999        1998          1999        1998
                                ---------    ---------    ---------    ---------
                                          (DOLLARS IN THOUSANDS)

Prepaid benefit cost            $ 18,875     $ 20,331     $ 5,855      $ 6,191
Accrued benefit liability        (17,985)     (15,693)     (6,430)      (7,342)

    Principal weighted average actuarial assumptions used to determine the above pension data were:

                                      U.S. PLANS              NON-U.S. PLANS
                                ---------------------     ----------------------
                                   1999        1998          1999        1998
                                ---------    ---------    ---------    ---------

Discount rate ................     7.7%         6.7%         5.9%         5.3%
Weighted average rate of
  compensation increase ......     4.5%         4.5%         3.1%         2.8%
Long-term rate of return
  on plan assets .............     8.0%         8.0%         7.6%         7.3%

    Principal actuarial assumptions used to determine the above postretirement data were:

                                             1999        1998
                                             ----        ----
Discount rate ..........................     7.7%        6.7%
Initial medical cost trend rate ........     6.5%        7.0%
Ultimate medical cost trend rate .......     5.0%        5.0%
Medical cost trend rate decreases to
  ultimate rate in year ................     2003        2003

    The effect of a 1% increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $8,624,000 and $1,259,000, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6,806,000 and $955,000, respectively.


NOTE 12.  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

    The Company uses forward exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. Gains and losses on such contracts are recognized in income as incurred, effectively offsetting the losses and gains on the foreign currency transactions that are hedged. At December 31, 1999 and 1998, the value of outstanding foreign currency exchange contracts was not material.

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


NOTE 14.  SUBSEQUENT EVENTS

    In January 2000, in connection with the Company's program to streamline operations, the Company initiated a Voluntary Retirement Incentive Program for United States-based employees meeting certain eligibility requirements. Those eligible employees electing to take the incentive will receive additional credit, for pension purposes, in terms of age and years of service, as well as certain other benefits. It is expected that the early retirement plan will result in a charge to 2000 earnings of approximately $10,000,000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of INTERNATIONAL FLAVORS & FRAGRANCES INC.



    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
1301 Avenue of the Americas
New York, New York 10019
January 27, 2000

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
     (a) See Item 8 on page 12.
     (b) No report on Form 8-K was filed during the last quarter of the year ended December 31, 1999.
     (c) Exhibits.
     (d) Not applicable.

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

     3(f)         Amendments to By-laws adopted January 27, 2000 and December
                  14, 1999.

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

     4(ccc) First Amendment dated as of March 9, 1999 to the Amended and Restated Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(ccc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4858).

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

    NUMBER
    ------
    10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

    10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

    10(ff) 2000 Stock Award and Incentive Plan adopted by Registrant's Board of Directors on March 9, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000 (File No. 1-4858).

    10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

    10(hh) 2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000 (File No. 1-4858).

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

    10(k) 364-day Credit Agreement dated as of June 1, 1999 among Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 13, 1999 (File No. 1-4858).

    10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997 (File No. 1-4858).

    10(ll) Amendments to 1997 Employee Stock Option Plan adopted by Registrant's Board of Directors on February 8, 2000.

    10(m)         Agreement dated July 27, 1998 between Registrant and Stuart R.
                  Maconochie, Vice-President of Registrant, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

    10(n)         Agreement dated June 23, 1998 between Registrant and Carlos A.
                  Lobbosco, Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

    10(o) Agreement dated as of October 1, 1999 between Registrant and Carlos A. Lobbosco, Vice-President of Registrant.

    11            Not applicable.

    12            Not applicable.

    13            Not applicable.

    16            Not applicable.

    18            Not applicable.

    21            List of Principal Subsidiaries. See page E-1 of this
                  Form 10-K.

    22            Not applicable.

    23            Consent of PricewaterhouseCoopers LLP. See page 34 of this
                  Form 10-K.

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

                                   INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                                 (REGISTRANT)


                                   By  /s/ DOUGLAS J. WETMORE
                                      ------------------------------------------
                                                 DOUGLAS J. WETMORE
                                      VICE-PRESIDENT AND CHIEF FINANCIAL OFFICER


Dated: March 30, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:


PRINCIPAL EXECUTIVE OFFICER:

           RICHARD M. FURLAUD
          Chairman of the Board
       and Chief Executive Officer


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
                                                 By /S/ STEPHEN A. BLOCK
                                                   -----------------------------
           DOUGLAS J. WETMORE                           STEPHEN A. BLOCK
Vice-President and Chief Financial Officer              ATTORNEY-IN-FACT
             and Director


DIRECTORS:

          MARGARET HAYES ADAME
            ROBERT G. CORBETT                        March 30, 2000
           ROBIN CHANDLER DUKE
           PETER A. GEORGESCU
           CARLOS A. LOBBOSCO
            GEORGE ROWE, JR.
         HENRY P. VAN AMERINGEN
        WILLIAM D. VAN DYKE, III



     ORIGINAL POWERS OF ATTORNEY AUTHORIZING GEORGE ROWE, JR. AND STEPHEN A. BLOCK, AND EACH OF THEM, TO SIGN THIS REPORT ON BEHALF OF CERTAIN DIRECTORS AND OFFICERS OF THE REGISTRANT HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-59689, No. 33-66756 and No. 33-47856) and the
Registration Statement on Form S-8 (No. 33-54423) of International Flavors & Fragrances Inc. of our report dated January 27, 2000 relating to the financial statements and financial statement schedules, which appears on page 30 of this Form 10-K.




PRICEWATERHOUSECOOPERS LLP
1301 Avenue of the Americas
New York, New York 10019
March 27, 2000

                                                                     SCHEDULE II




                                      INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES


                                     SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                      (IN THOUSANDS OF DOLLARS)


                                                FOR THE YEAR ENDED DECEMBER 31, 1999


                                                              ADDITIONS                  TRANS-
                                                BALANCE AT   CHARGED TO                  LATION       BALANCE
                                                 BEGINNING    COSTS AND    ACCOUNTS      ADJUST-      AT END
                                                 OF PERIOD    EXPENSES    WRITTEN OFF     MENTS      OF PERIOD
                                                  ------       ------        ------     -------      -------
Allowance for doubtful accounts .............     $9,517       $1,645        $  668     ($  481)     $10,013
                                                  ======       ======        ======      ======      =======


                                                FOR THE YEAR ENDED DECEMBER 31, 1998


                                                              ADDITIONS                  TRANS-
                                                BALANCE AT   CHARGED TO                  LATION       BALANCE
                                                 BEGINNING    COSTS AND    ACCOUNTS      ADJUST-      AT END
                                                 OF PERIOD    EXPENSES    WRITTEN OFF     MENTS      OF PERIOD
                                                  ------       ------        ------     -------      -------
Allowance for doubtful accounts .............     $8,101       $2,228        $1,053      $  241      $ 9,517
                                                  ======       ======        ======      ======      =======



                                                FOR THE YEAR ENDED DECEMBER 31, 1997


                                                              ADDITIONS                  TRANS-
                                                BALANCE AT   CHARGED TO                  LATION       BALANCE
                                                 BEGINNING    COSTS AND    ACCOUNTS      ADJUST-      AT END
                                                 OF PERIOD    EXPENSES    WRITTEN OFF     MENTS      OF PERIOD
                                                  ------       ------        ------     -------      -------
Allowance for doubtful accounts .............     $8,733       $1,506        $1,304     ($  834)     $ 8,101
                                                  ======       ======        ======      ======      =======

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


                                                                                 ORGANIZED UNDER
                               NAME OF COMPANY                                       LAWS OF
                               ---------------                                   ---------------

International Flavors & Fragrances Inc. ......................................   New York
  International Flavors & Fragrances I.F.F. (Nederland) B.V. .................   The Netherlands
    Aromatics Holdings Limited ...............................................   Ireland
        IFF-Benicarlo, S.A. ..................................................   Spain
        International Flavours & Fragrances (China) Ltd. .....................   China
        Irish Flavours and Fragrances Limited ................................   Ireland
        International Flavours & Fragrances I.F.F. (Great Britain) Ltd. ......   England
        International Flavors & Fragrances I.F.F. (Italia) S.r.l. ............   Italy
    International Flavors & Fragrances I.F.F. (Deutschland)
      G.m.b.H. ...............................................................   Germany
    International Flavors & Fragrances I.F.F. (Switzerland) A.G. .............   Switzerland
    International Flavors & Fragrances I.F.F. (France) S.a.r.l. ..............   France
    International Flavors & Fragrances (Hong Kong) Ltd. ......................   Hong Kong
    International Flavors & Fragrances (Japan) Ltd. ..........................   Japan
  International Flavors & Fragrances S.A.C.I. ................................   Argentina
  I.F.F. Essencias e Fragrancias Ltda. .......................................   Brazil
  International Flavours & Fragrances (Australia) Pty. Ltd. ..................   Australia
  P.T. Essence Indonesia .....................................................   Indonesia
  International Flavors & Fragrances (Mexico) S.A. de C.V. ...................   Mexico
  International Flavors & Fragrances I.F.F. (Espana) S.A. ....................   Spain
  ALVA Insurance Limited .....................................................   Bermuda


                                  EXHIBIT INDEX


    EXHIBIT
    -------
     2            Not applicable.

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

     3(f)         Amendments to By-laws adopted January 27, 2000 and December
                  14, 1999.

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

     4(ccc) First Amendment dated as of March 9, 1999 to the Amended and Restated Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(ccc) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4858).

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

    EXHIBIT
    -------
    10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

    10(f) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

    10(ff) 2000 Stock Award and Incentive Plan adopted by Registrant's Board of Directors on March 9, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000 (File No. 1-4858).

    10(h) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

    10(hh) 2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000 (File No. 1-4858).

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

    10(k) 364-day Credit Agreement dated as of June 1, 1999 among Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 13, 1999 (File No. 1-4858).

    10(l) 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997 (File No. 1-4858).

    10(ll) Amendments to 1997 Employee Stock Option Plan adopted by Registrant's Board of Directors on February 8, 2000.

    10(m)         Agreement dated July 27, 1998 between Registrant and Stuart R.
                  Maconochie, Vice-President of Registrant, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

    10(n)         Agreement dated June 23, 1998 between Registrant and Carlos A.
                  Lobbosco, Vice-President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

    10(o) Agreement dated as of October 1, 1999 between Registrant and Carlos A. Lobbosco, Vice-President of Registrant.

    11            Not applicable.

    12            Not applicable.

    13            Not applicable.

    16            Not applicable.

    18            Not applicable.

    21            List of Principal Subsidiaries. See page E-1 of this
                  Form 10-K.

    22            Not applicable.

    23            Consent of PricewaterhouseCoopers LLP. See page 34 of this
                  Form 10-K.

    24            Powers of Attorney authorizing George Rowe, Jr. and Stephen A.
                  Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

    27            Financial Data Schedule (EDGAR version only).

    28            Not applicable.

    99            None.