Form 10-Q
period 2000-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2000-05-15
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2000 Commission file number 1-4858
         --------------------------------------------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact Name of Registrant as specified in its charter)


                New York                                 13-1432060
   ----------------------------------------      ---------------------------
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   identification No.)


     521 West 57th Street, New York, N.Y.                 10019-2960
   ----------------------------------------      ---------------------------
   (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code   (212) 765-5500


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         Yes  X                                              No
            -----                                               -----

    Number of shares outstanding as of May 9, 2000:  102,820,344

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                     3/31/00       12/31/99
                                                                   -----------    -----------
                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash & Cash Equivalents ......................................  $   51,063     $   62,135
   Short-term Investments .......................................         709            836
   Trade Receivables ............................................     308,554        290,118
   Allowance For Doubtful Accounts ..............................     (10,318)       (10,013)

   Inventories:  Raw Materials ..................................     212,076        229,896
                 Work in Process ................................       9,255          7,423
                 Finished Goods .................................     165,994        177,950
                                                                   -----------    -----------
                 Total Inventories ..............................     387,325        415,269
   Other Current Assets .........................................      73,624         77,069
                                                                   -----------    -----------
   Total Current Assets .........................................     810,957        835,414
                                                                   -----------    -----------

Property, Plant & Equipment, At Cost ............................     947,758        948,920
Accumulated Depreciation ........................................    (430,096)      (425,004)
                                                                   -----------    -----------
                                                                      517,662        523,916
Other Assets ....................................................      28,730         42,165
                                                                   -----------    -----------
Total Assets ....................................................  $1,357,349     $1,401,495
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Bank Loans ...................................................  $   33,000     $   29,274
   Commercial Paper .............................................     105,172         63,200
   Accounts Payable-Trade .......................................      51,934         71,989
   Dividends Payable ............................................      39,153         39,882
   Income Taxes .................................................      55,720         54,497
   Other Current Liabilities ....................................      98,980        110,860
                                                                   -----------    -----------
   Total Current Liabilities ....................................     383,959        369,702
                                                                   -----------    -----------
Other Liabilities:
   Deferred Income Taxes ........................................      30,691         32,785
   Long-term Debt ...............................................      14,834          3,832
   Retirement and Other Liabilities .............................     137,824        136,679
                                                                   -----------    -----------
Total Other Liabilities .........................................     183,349        173,296
                                                                   -----------    -----------
Shareholders' Equity:
   Common Stock (115,761,840 shares issued) .....................      14,470         14,470
   Capital in Excess of Par Value ...............................     133,215        134,480
   Retained Earnings ............................................   1,216,413      1,211,790
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment .........................     (72,177)       (57,135)
                                                                   -----------    -----------
                                                                    1,291,921      1,303,605
   Treasury Stock, at cost - 12,771,746 shares in '00
      and 10,939,915 in '99 .....................................    (501,880)      (445,108)
                                                                   -----------    -----------
   Total Shareholders' Equity ...................................     790,041        858,497
                                                                   -----------    -----------
Total Liabilities and Shareholders' Equity ......................  $1,357,349     $1,401,495
                                                                   ===========    ===========


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.                    2

                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands except per share amounts)
                                  (Unaudited)


                                                         3 Months Ended 3/31
                                                      -------------------------
                                                         2000           1999
                                                      ---------      ----------

Net Sales ..........................................  $ 369,912      $  367,765
                                                      ---------      ----------

Cost of Goods Sold .................................    201,085         206,469
Research and Development Expenses ..................     26,812          25,925
Selling and Administrative Expenses ................     65,341          63,580
Nonrecurring Charges ...............................      9,354             --
Interest Expense ...................................      2,137             991
Other (Income) Expense, Net ........................       (329)         (2,554)
                                                      ---------      ----------
                                                        304,400         294,411
                                                      ---------      ----------
Income Before Taxes on Income ......................     65,512          73,354
Taxes on Income ....................................     21,736          24,574
                                                      ---------      ----------
Net Income .........................................     43,776          48,780

Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........    (15,042)        (30,697)
                                                      ---------      ----------
Comprehensive Income ...............................  $  28,734      $   18,083
                                                      =========      ==========


Net Income Per Share - Basic .......................      $0.42           $0.46

Net Income Per Share - Diluted .....................      $0.42           $0.46

Average Number of Shares Outstanding - Basic .......    104,264         105,907

Average Number of Shares Outstanding - Diluted .....    104,285         106,128

Dividends Paid Per Share ...........................      $0.38           $0.38


See Notes to Consolidated Financial Statements



                     INTERNATIONAL FLAVORS & FRAGRANCES INC.                  3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                       3 Months Ended 3/31
                                                                    --------------------------
                                                                       2000            1999
                                                                    ---------       ----------
Cash Flows From Operating Activities:

Net Income .......................................................  $  43,776       $   48,780

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation ...............................................     14,500           12,658
      Deferred Income Taxes ......................................     (2,116)           7,456
      Changes in Assets and Liabilities:
         Current Receivables .....................................    (22,400)         (26,707)
         Inventories .............................................     20,713            7,320
         Current Payables ........................................    (26,644)          (8,049)
         Other, Net ..............................................     15,626            5,215
                                                                    ---------       ----------
Net Cash Provided by Operations ..................................     43,455           46,673
                                                                    ---------       ----------

Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of Short-term Investments .........        127              221
Purchases of Short-term Investments ..............................         --             (392)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals .........................................    (14,460)         (34,445)
                                                                    ---------       ----------
Net Cash Used in Investing Activities ............................    (14,333)         (34,616)
                                                                    ---------       ----------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders ..............................    (39,882)         (40,301)
Increase in Bank Loans ...........................................      5,060           21,243
Proceeds from Issuance of Commercial Paper .......................     41,972               --
Increase in Long-Term Debt .......................................     11,374               --
Decrease in Long-Term Debt .......................................       (235)            (214)
Proceeds From Issuance of Stock Under Stock Option Plans .........      1,116              646
Purchase of Treasury Stock .......................................    (59,174)            (847)
                                                                    ---------       ----------
Net Cash Used in Financing Activities ............................    (39,769)         (19,473)
                                                                    ---------       ----------

Effect of Exchange Rate Changes on Cash and Cash Equivalents .....       (425)          (5,699)
                                                                    ---------       ----------

Net Change in Cash and Cash Equivalents ..........................    (11,072)         (13,115)

Cash and Cash Equivalents at Beginning of Year ...................     62,135          114,960
                                                                    ---------       ----------

Cash and Cash Equivalents at End of Period .......................  $  51,063       $  101,845
                                                                    =========       ==========

Interest Paid ....................................................  $   2,323       $      801

Income Taxes Paid ................................................  $  20,934       $   19,725


See Notes to Consolidated Financial Statements

                                                                               4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1999 Annual Report to Shareholders. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair statement of the results for the interim periods have been made.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, in June 1999, the Company announced a program to streamline the Company's operations worldwide by improving operating efficiencies and asset utilization, enabling significant cost savings and enhanced profitability. The program includes the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates.

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9,354,000 ($6,248,000 after tax) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge.

At March 31, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50,300,000 have been recorded ($40,900,000 of pretax charges were recorded in 1999); non-cash charge amounts approximated $11,700,000. The Company anticipates annual savings on completion of this program of approximately $15,000,000; approximately $2,500,000 in savings from the program were realized in the first quarter of 2000.

Movements in the reserve resulting from nonrecurring charges were as follows:


                                                 EMPLOYEE-             ASSET -
                                                  RELATED              RELATED           TOTAL
                                               -----------------------------------------------------
        Balance December 31, 1999 ...........  $  9,622,000       $   1,586,000     $  11,208,000
        Additional Reserves .................     9,354,000               --            9,354,000
        Utilized in 2000 ....................    (1,987,000)           (137,000)       (2,124,000)
                                               ------------       -------------     -------------
        Balance March 31, 2000 ..............  $ 16,989,000       $   1,449,000     $  18,438,000
                                               ============       =============     =============


The balance of the reserve is expected to be utilized in the remainder of 2000 upon final decommissioning and disposal of affected equipment, and as severance and other benefit obligations to affected employees are satisfied.

The Company's reportable segment information, based on geographic area, for the first three months of 2000 and 1999 follows. Certain prior year amounts have been reclassified for comparative purposes.


                                             North                     Latin         Asia-
2000 (Dollars in thousands)                America         EAME      America       Pacific     Eliminations   Consolidated
-------------------------------------- ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers           $ 114,747    $ 150,067      $55,244      $49,854        $     --       $ 369,912
Transfers between areas                      12,377       32,258          312        2,981         (47,928)             --
                                       ------------ ------------ ------------ ------------ ---------------  --------------
Total sales                               $ 127,124    $ 182,325      $55,556      $52,835        $(47,928)      $ 369,912
                                       ============ ============ ============ ============ ===============  ==============
Operating profit                          $  16,627    $  48,900      $10,595      $10,432        $ (1,264)      $  85,290
                                       ============ ============ ============ ============ ===============
Corporate and other unallocated
  expenses                                                                                                          (8,616)
Nonrecurring charges                                                                                                (9,354)
Interest expense                                                                                                    (2,137)
Other income (expense), net                                                                                            329
                                                                                                            --------------
Income before taxes on income                                                                                    $  65,512
                                                                                                            ==============

                                             North                     Latin        Asia-
1999 (Dollars in thousands)                America         EAME      America      Pacific     Eliminations    Consolidated
-------------------------------------- ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers           $ 118,509    $ 157,504      $48,540      $43,212       $      --       $ 367,765
Transfers between areas                      14,105       31,047          148        2,492         (47,792)             --
                                       ------------ ------------ ------------ ------------  --------------  --------------
Total sales                               $ 132,614    $ 188,551      $48,688      $45,704       $ (47,792)      $ 367,765
                                       ============ ============ ============ ============  ==============  ==============
Operating profit                          $  15,738    $  47,670      $ 7,202      $ 7,728       $   1,639       $  79,977
                                       ============ ============ ============ ============  ==============
Corporate and other unallocated
  expenses                                                                                                          (8,186)
Interest expense                                                                                                      (991)
Other income (expense), net                                                                                          2,554
                                                                                                            --------------
Income before taxes on income                                                                                    $  73,354
                                                                                                            ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the first quarter of 2000 were $369,912,000, compared to $367,765,000 in the 1999 first quarter, an increase of 1%. Local currency sales for the 2000 first quarter increased approximately 5% over the 1999 first quarter. For the quarter, fragrance sales were strong in all geographic areas, led by Europe, Africa and the Middle East ("EAME") and Asia-Pacific, with local currency sales increases of 8% and 14%, respectively; North America fragrance sales increased 5% while Latin America sales rose 4%. Flavor sales were strongest in Asia-Pacific, achieving a 10% local currency sales increase, and in Latin America where sales also increased 10%. North America flavor sales declined 5% and EAME flavor sales, in local currency, were flat with the prior year quarter, reflecting the relatively weak conditions among many of the Company's food customers in these geographic areas.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 2000 and 1999 are detailed below.

                                                        FIRST QUARTER
                                                       ---------------
                                                       2000       1999
                                                       ----       ----
    Cost of Goods Sold ..............................  54.4%      56.1%
    Research and Development Expenses ...............   7.2%       7.0%
    Selling and Administrative Expenses .............  17.7%      17.3%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to improved pricing conditions for aroma chemicals and improved economic and pricing conditions in Latin America, principally Brazil. In 1999, the impact of the currency devaluation and economic disruption in Brazil affected the Company's near-term ability to pass on price increases to its customers in that market.

Research and development expenses are somewhat higher due to increased activities in this area. Selling and administrative expenses were somewhat higher in 2000 due to increased depreciation and other costs associated with new computer systems and equipment, partially offset by elimination of costs incurred in 1999 in connection with the Company's Y2K program.

Net income for the first quarter of 2000, including the nonrecurring charges discussed below, totaled $43,776,000 compared to $48,780,000 in the prior year first quarter. Income for the first quarter ended March 31, 2000, excluding the one-time charges, was $50,024,000.

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders, in June 1999, the Company announced a program to streamline the Company's operations worldwide by improving operating efficiencies and asset utilization, enabling significant cost savings and enhanced profitability. The program includes the closure of selected manufacturing, distribution and sales facilities in all geographic areas in which the Company operates.

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9,354,000 ($6,248,000 after tax, or approximately $.06 per share) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge.

At March 31, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50,300,000 have been recorded ($40,900,000 of pretax charges were recorded in 1999); non-cash charge amounts approximated $11,700,000. The Company anticipates annual savings on completion of this program of approximately $15,000,000; approximately $2,500,000 in savings from the program were realized in the first quarter of 2000.

Movements in the reserve resulting from nonrecurring charges were as follows:


                                               EMPLOYEE-            ASSET-
                                                RELATED            RELATED             TOTAL
                                            -----------------------------------------------------
     Balance December 31, 1999 ............   $  9,622,000       $   1,586,000     $11,208,000
     Additional Reserves ..................      9,354,000                --         9,354,000
     Utilized in 2000 .....................     (1,987,000)           (137,000)     (2,124,000)
                                              ------------       -------------     -----------
     Balance March 31, 2000 ...............   $ 16,989,000       $   1,449,000     $18,438,000
                                              ============       =============     ===========


The balance of the reserve is expected to be utilized in the remainder of 2000 upon final decommissioning and disposal of affected equipment, and as severance and other benefit obligations to affected employees are satisfied.

The effective tax rate for the first quarter of 2000 was 33.2%, compared to 33.5% for the comparable period in 1999. The lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $51,772,000 at March 31, 2000, and working capital was $426,998,000 compared to $465,712,000 at December 31, 1999. Gross additions to property, plant and equipment during the first quarter of 2000 were $17,852,000. Long-term debt (all Japan) increased $11,000,000 in the first quarter 2000. The new loan is payable in full in 2005 and bears interest at a rate of 1.74%. Proceeds from the loan were used to repay certain short-term borrowings and for general corporate purposes.

In January 2000, the Company paid a quarterly cash dividend of $.38 per share to shareholders. In April 2000, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which had been in effect since 1996, was completed in the first quarter of 2000. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. The Company anticipates that its growth, capital spending and share repurchase plan will be funded from internal sources and credit facilities currently in place.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at March 31, 2000, was ($72,177,000) compared to ($57,135,000) at December 31, 1999. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission as of December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  NUMBER

                  10 Separation Agreement dated as of March 1, 2000 between Registrant and Eugene P. Grisanti, former Chairman and President of Registrant.

                  27       Financial Data Schedule (EDGAR version only).


         (b)      REPORTS ON FORM 8-K

                  During the quarter for which this report on Form 10-Q is filed, Registrant filed a report on Form 8-K, dated March 22, 2000, describing the provisions of a new shareholder rights protection agreement.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.


           Dated: May 15, 2000            By: /s/ DOUGLAS J. WETMORE
                                              -------------------------------
                                                  Douglas J. Wetmore,
                                                  Vice-President and Chief
                                                  Financial Officer



           Dated: May 15, 2000            By: /s/ STEPHEN A. BLOCK
                                              -------------------------------
                                                  Stephen A. Block,
                                                  Senior Vice-President,
                                                  General Counsel and Secretary