Form 10-Q
period 2000-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2000-08-15
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 2000 Commission file number 1-4858
          -------------------------------------------------------------



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



 Yes          X                                         No
         ------------                                          ------------

    Number of shares outstanding as of August 4, 2000: 99,891,344

                         PART I. FINANCIAL INFORMATION                         1


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                      6/30/00          12/31/99
                                                   ------------     ------------
                                                    (Unaudited)
Assets
Current Assets:
   Cash & Cash Equivalents .....................   $     52,403    $     62,135
   Short-term Investments ......................            983             836
   Trade Receivables ...........................        334,870         290,118
   Allowance For Doubtful Accounts .............        (10,393)        (10,013)

   Inventories:  Raw Materials .................        211,291         229,896
                 Work in Process ...............          8,652           7,423
                 Finished Goods ................        150,500         177,950
                                                   ------------    ------------
                       Total Inventories .......        370,443         415,269
   Other Current Assets ........................         80,481          77,069
                                                   ------------    ------------
   Total Current Assets ........................        828,787         835,414
                                                   ------------    ------------

Property, Plant & Equipment, At Cost ...........        960,232         948,920
Accumulated Depreciation .......................       (439,679)       (425,004)
                                                   ------------    ------------
                                                        520,553         523,916
Other Assets ...................................         35,247          42,165
                                                   ------------    ------------
Total Assets ...................................   $  1,384,587    $  1,401,495
                                                   ============    ============


Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans ..................................   $     44,157    $     29,274
   Commercial Paper ............................        144,287          63,200
   Accounts Payable-Trade ......................         55,982          71,989
   Dividends Payable ...........................         38,630          39,882
   Income Taxes ................................         62,068          54,497
   Other Current Liabilities ...................        117,536         110,860
                                                   ------------    ------------
   Total Current Liabilities ...................        462,660         369,702
                                                   ------------    ------------

Other Liabilities:
   Deferred Income Taxes .......................         29,622          32,785
   Long-term Debt ..............................         17,002           3,832
   Retirement and Other Liabilities ............        141,019         136,679
                                                   ------------    ------------
Total Other Liabilities ........................        187,643         173,296
                                                   ------------    ------------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued) ....         14,470          14,470
   Capital in Excess of Par Value ..............        133,113         134,480
   Retained Earnings ...........................      1,226,699       1,211,790
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment ........        (72,363)        (57,135)
                                                   ------------    ------------
                                                      1,301,919       1,303,605
   Treasury Stock, at cost - 14,810,496
      shares in '00 and 10,939,915 in '99 ......       (567,635)       (445,108)
                                                   ------------    ------------
   Total Shareholders' Equity ..................        734,284         858,497
                                                   ------------    ------------
Total Liabilities and Shareholders' Equity .....   $  1,384,587    $  1,401,495
                                                   ============    ============


See Notes to Consolidated Financial Statements

                                                                               2
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                          3 Months Ended 6/30
                                                        ------------------------

                                                           2000          1999
                                                        ---------     ---------

Net Sales                                               $ 368,759    $  371,079
                                                        ---------     ---------
Cost of Goods Sold .................................      199,292       205,210
Research and Development Expenses ..................       26,945        25,943
Selling and Administrative Expenses ................       66,024        64,214
Nonrecurring Charges ...............................         --          28,758
Interest Expense ...................................        3,074         1,208
Other (Income) Expense, Net ........................          203         4,599
                                                        ---------     ---------
                                                          295,538       329,932
                                                        ---------     ---------
Income Before Taxes on Income ......................       73,221        41,147
Taxes on Income ....................................       24,305        13,713
                                                        ---------     ---------
Net Income .........................................       48,916        27,434

Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........         (186)      (17,304)
                                                        ---------     ---------
Comprehensive Income ...............................    $  48,730     $  10,130
                                                        =========     =========

Net Income Per Share - Basic .......................        $0.48         $0.26

Net Income Per Share - Diluted .....................        $0.48         $0.26

Average Number of Shares Outstanding - Basic .......      102,359       105,928

Average Number of Shares Outstanding - Diluted .....      102,387       106,127

Dividends Paid Per Share ...........................        $0.38         $0.38


                                                          6 Months Ended 6/30
                                                       ------------------------

                                                           2000          1999
                                                        ---------     ---------

Net Sales ..........................................    $ 738,671     $ 738,844
                                                        ---------     ---------

Cost of Goods Sold .................................      400,377       411,679
Research and Development Expenses ..................       53,757        51,868
Selling and Administrative Expenses ................      131,365       127,794
Nonrecurring Charges ...............................        9,354        28,758
Interest Expense ...................................        5,211         2,199
Other (Income) Expense, Net ........................         (126)        2,045
                                                        ---------     ---------
                                                          599,938       624,343
                                                        ---------     ---------
Income Before Taxes on Income ......................      138,733       114,501
Taxes on Income ....................................       46,041        38,287
                                                        ---------     ---------
Net Income .........................................       92,692        76,214

Other Comprehensive Income:
   Foreign Currency Translation Adjustments ........      (15,228)      (48,001)
                                                        ---------     ---------
Comprehensive Income ...............................    $  77,464     $  28,213
                                                        =========     =========

Net Income Per Share - Basic .......................        $0.90         $0.72

Net Income Per Share - Diluted .....................        $0.90         $0.72

Average Number of Shares Outstanding - Basic .......      103,311       105,917

Average Number of Shares Outstanding - Diluted .....      103,336       106,127

Dividends Paid Per Share ...........................        $0.76         $0.76



See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.                    3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                           6 Months Ended 6/30
                                                      --------------------------
                                                          2000           1999
                                                      ----------      ----------
Cash Flows From Operating Activities:

Net Income .......................................     $  92,692      $  76,214

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation ...............................        29,694         27,094
      Deferred Income Taxes ......................        (8,102)         5,112
      Changes in Assets and Liabilities:
         Current Receivables .....................       (50,320)       (50,497)
         Inventories .............................        38,671         (2,973)
         Current Payables ........................         1,608         36,500
         Other, Net ..............................        11,211          6,462
                                                       ---------      ---------
Net Cash Provided by Operations ..................       115,454         97,912
                                                       ---------      ---------

Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of
  Short-term Investments .........................           124            485
Purchases of Short-term Investments ..............          (273)          (828)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals .........................       (32,290)       (63,093)
                                                       ---------      ---------
Net Cash Used in Investing Activities ............       (32,439)       (63,436)
                                                       ---------      ---------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders ..............       (79,035)       (80,598)
Increase in Bank Loans ...........................        15,680         22,889
Proceeds from Issuance of Commercial Paper .......        81,087           --
Increase in Long-term Debt .......................        13,747           --
Decrease in Long-term Debt .......................          (541)          (420)
Proceeds From Issuance of Stock Under
  Stock Option Plans .............................         1,319          2,436
Purchase of Treasury Stock .......................      (125,213)          (847)
                                                       ---------      ---------
Net Cash Used in Financing Activities ............       (92,956)       (56,540)
                                                       ---------      ---------

Effect of Exchange Rate Changes on
  Cash and Cash Equivalents ......................           209         (7,003)
                                                       ---------      ---------

Net Change in Cash and Cash Equivalents ..........        (9,732)       (29,067)

Cash and Cash Equivalents at Beginning
  of Year ........................................        62,135        114,960
                                                       ---------      ---------

Cash and Cash Equivalents at End of Period .......     $  52,403      $  85,893
                                                       =========      =========

Interest Paid ....................................     $   4,195      $   2,265

Income Taxes Paid ................................     $  45,039      $  35,363


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENT                                      4

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 1999 Annual Report to Shareholders. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

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

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9,354,000 ($6,248,000 after tax) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge. There were no charges in the second quarter 2000.

At June 30, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50,300,000 have been recorded ($40,900,000 of pretax charges were recorded in 1999); non-cash charge amounts approximated $11,700,000. The Company anticipates annual savings on completion of this program of approximately $15,000,000; approximately $5,000,000 in savings from the program were realized in the first six months of 2000.

Movements in the reserve resulting from nonrecurring charges were as follows:


                                    EMPLOYEE-         ASSET-
                                     RELATED         RELATED           TOTAL
                                  ------------     -----------     ------------
Balance December 31, 1999 .....   $  9,622,000     $ 1,586,000     $ 11,208,000
Additional Reserves ...........      9,354,000           --           9,354,000
Utilized in 2000 ..............    (10,038,000)       (736,000)     (10,774,000)
                                  ------------     -----------     ------------
Balance June 30, 2000 .........   $  8,938,000     $   850,000     $  9,788,000
                                  ============     ===========     ============


The balance of the reserve is to be utilized upon final decommissioning and disposal of affected equipment, and as severance and other benefit obligations to affected employees are satisfied.

The Company's reportable segment information, based on geographic area, for the first half of 2000 and 1999 follows. Certain prior year amounts have been reclassified for comparative purposes.


                                            North                     Latin        Asia-
2000 (Dollars in thousands)                America         EAME      America      Pacific     Eliminations   Consolidated
-------------------------------------- ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers          $ 235,946    $ 287,216    $ 113,014    $ 102,495      $    --          $ 738,671
Transfers between areas                     27,616       58,637          768        6,193         (93,214)            --
                                       ------------ ------------ ------------ ------------ ---------------  --------------
Total sales                              $ 263,562    $ 345,853    $ 113,782    $ 108,688      $  (93,214)      $ 738,671
                                       ============ ============ ============ ============ ===============  ==============
Operating profit                         $  34,382    $  92,602    $  23,066    $  22,322      $      323       $ 172,695
                                       ============ ============ ============ ============ ===============
Corporate and other unallocated
  expenses                                                                                                        (19,523)
Nonrecurring charges                                                                                               (9,354)
Interest expense                                                                                                   (5,211)
Other income (expense), net                                                                                           126
                                                                                                            -------------
Income before taxes on income                                                                                   $ 138,733
                                                                                                            ==============

                                            North                     Latin        Asia-
1999 (Dollars in thousands)                America         EAME      America      Pacific    Eliminations    Consolidated
-------------------------------------- ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers          $ 244,963    $ 304,407    $  99,311    $  90,163      $   --           $ 738,844
Transfers between areas                     28,396       64,218          345        5,095         (98,054)           --
                                       ------------ ------------ ------------ ------------ ---------------  --------------
Total sales                              $ 273,359    $ 368,625    $  99,656    $  95,258      $  (98,054)      $ 738,844
                                       ============ ============ ============ ============ ===============  ==============
Operating profit                         $  35,503    $  94,358    $  15,739    $  16,214      $    2,554       $ 164,368
                                       ============ ============ ============ ============ ===============
Corporate and other unallocated
  expenses                                                                                                        (16,865)
Nonrecurring charges                                                                                              (28,758)
Interest expense                                                                                                   (2,199)
Other income (expense), net                                                                                        (2,045)
                                                                                                            -------------
Income before taxes on income                                                                                   $ 114,501
                                                                                                            ==============


Included in the 1999 operating profit for EAME are second quarter one-time charges totalling $1,619,000 for accelerated depreciation on assets to be disposed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the second quarter of 2000 were $368,759,000, compared to $371,079,000 in the 1999 second quarter, a decrease of 1%. Local currency sales for the 2000 second quarter increased approximately 3% over the 1999 second quarter. However, such local currency growth was unfavorably effected by translation into the stronger U.S. dollar. In local currency, fragrance sales in Europe, Africa and the Middle East ("EAME") increased 4% for the quarter, while Asia-Pacific increased 7%. Fragrance sales in North America and Latin America rose 3% and 14%, respectively. EAME and Asia-Pacific reported increased flavor sales, with respective local currency increases of 5% and 9%, while North America and Latin America flavor sales declined 11% and 1%, respectively. The weak flavor sales in North America reflect the continued weak business conditions facing many of the Company's flavor customers.

For the first six months of 2000, worldwide net sales totaled $738,671,000, compared to $738,844,000 for the comparable 1999 period. On a country of destination basis, local currency sales for the six months ended June 30, 2000 were strongest in Asia-Pacific, where sales increased 10% over 1999. Local currency sales in EAME increased 5% in comparison to the prior year period, while sales in Latin America increased 8%. Sales in North

America declined 2% in comparison to the prior year, mainly as a result of the continued weak business conditions facing many of the Company's flavor customers. For the six-month period ended June 30, 2000, the local currency growth was mitigated on translation into the stronger U.S. dollar. Had exchange rates been the same during 2000 and 1999, consolidated sales for the six-month period ended June 30, 2000 would have increased approximately 4% in comparison to the prior year period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first half 2000 and 1999 are detailed below.

                                                                 FIRST HALF
                                                                 ----------
                                                            2000           1999
                                                            ----           ----
Cost of Goods Sold ..............................           54.2%         55.7%
Research and Development Expenses ...............            7.3%          7.0%
Selling and Administrative Expenses .............           17.8%         17.3%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to improved economic and pricing conditions in Latin America, principally Brazil, and stabilized pricing conditions for aroma chemicals. In 1999, the impact of the currency devaluation and economic disruption in Brazil affected the Company's near-term ability to pass on price increases to its customers in that market.

Research and development expenses were somewhat higher due to increased activities in this area. Selling and administrative expenses were somewhat higher in 2000 due to increased depreciation and other costs associated with new computer systems and equipment, as well as certain costs incurred in connection with an employment contract. These costs were partially offset by elimination of costs incurred in 1999 in connection with the Company's Y2K program.

Net income for the second quarter of 2000, totaled $48,916,000 compared to $27,434,000 in the prior year second quarter; net income for the first six months of 2000 totaled $92,692,000 compared to $76,214,000 for the comparable 1999 period. The amounts for the first six months of 2000 and 1999 include the effect of the nonrecurring charges discussed below. Excluding these charges, income for the second quarter and six months ended June 30, 2000 was $48,916,000 and $98,940,000, respectively, compared to $50,579,000 and $99,359,000 for the comparable periods in 1999.

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

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9,354,000 ($6,248,000 after tax) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge. There were no charges in the second quarter 2000.

In the second quarter 1999, the Company recorded charges of $35 million ($23 million after tax). Certain elements of those charges, relating primarily to accelerated depreciation on assets to be disposed of, were recognized in cost of goods sold ($666,000) and selling and administrative expenses ($953,000). In addition, $4,480,000 associated primarily with facility closure was included in other income and expense. The balance of the charges, representing employee separation and asset-related costs, were recorded as nonrecurring charges in the Consolidated Statement of Income.

Of the total pretax charges in the second quarter of 1999, approximately $25,400,000 were for EAME, principally employee separation costs associated with the rationalization of certain operations and facilities in the United Kingdom, the Netherlands and France. For North America, Latin America and Asia-Pacific, 1999 charges totaled approximately $3 million each and relate to employee separations and closure of operations.

At June 30, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50,300,000 have been recorded ($40,900,000 of pretax charges were recorded in 1999); non-cash charge amounts approximated $11,700,000. The Company anticipates annual savings on completion of this program of approximately $15,000,000; approximately $5,000,000 in savings from the program were realized in the first six months of 2000.

Movements in the reserve resulting from nonrecurring charges were as follows:


                                    EMPLOYEE         ASSET-
                                     RELATED         RELATED          TOTAL
                                  ---------------------------------------------
Balance December 31, 1999 .....   $  9,622,000     $ 1,586,000     $ 11,208,000
Additional Reserves ...........      9,354,000            --          9,354,000
Utilized in 2000 ..............    (10,038,000)       (736,000)     (10,774,000)
                                   -----------     -----------     ------------
Balance June 30, 2000 .........   $  8,938,000     $   850,000     $  9,788,000
                                  ============     ===========     ============

The balance of the reserve is to be utilized upon final decommissioning and disposal of affected equipment, and as severance and other benefit obligations to affected employees are satisfied.

The effective tax rates for the second quarter and first six months of 2000 was 33.2%, compared to 33.3% and 33.4% for the comparable periods in 1999. The lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

FINANCIAL CONDITION

The financial condition of the Company continued to be strong. Cash, cash equivalents and short-term investments totaled $53,386,000 at June 30, 2000, and working capital was $366,127,000 compared to $465,712,000 at December 31, 1999. Gross additions to property, plant and equipment during the first half of 2000 were $36,562,000.

At June 30, 2000, the Company's outstanding commercial paper had an average interest rate of 6.5%. Commercial paper maturities did not extend beyond November 30, 2000. Long-term debt increased $13,747,000 in the first six months of 2000 due to a loan in Japan; the loan is payable in full in 2005 and bears interest at a rate of 1.74%. Proceeds from the loan were used to repay certain short-term borrowings and for general corporate purposes.

In each of January and April 2000, the Company paid a quarterly cash dividend of $.38 per share to shareholders. In April 2000, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. An existing program to repurchase 7.5 million shares, which had been in effect since 1996, was completed in the first quarter of 2000. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. The Company anticipates that its growth, capital spending and share repurchase plan will be funded from internal sources and credit facilities currently in place.

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at June 30, 2000, was ($72,363,000) compared to ($57,135,000) at December 31, 1999. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2000 Annual Meeting
-------------------

At the annual meeting of Registrant's shareholders held Thursday, May 18, 2000, at which 91,888,860 shares, or 89.1%, of Registrant's Common Stock, were represented in person or by proxy, the ten nominees for director of Registrant, as listed in Registrant's proxy statement dated March 29, 2000 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.

At such annual meeting, the shareholders also voted with respect to the two other matters submitted for shareholder consideration as follows, the votes being legally sufficient in each case to adopt the proposal:

           Proposal to approve Registrant's 2000 Stock Option Plan
           for Non-Employee Directors, covering up to 450,000 shares of Registrant's Common Stock
           -----------------------------------------------------------

                                                         No. of Shares
                                                         -------------

           FOR                                            87,534,991

           AGAINST                                         3,994,738

           ABSTAIN AND NON-VOTING                            359,131

           Proposal to approve Registrant's 2000 Stock Award and
           Incentive Plan, covering up to 4.5 million shares of
           Registrant's Common Stock
           -----------------------------------------------------------

                                                         No. of Shares
                                                         -------------

           FOR                                            86,610,429

           AGAINST                                         4,909,236

           ABSTAIN AND NON-VOTING                            369,195

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              Number

              3 Amendments to Registrant's By-laws adopted April 13, 2000 and May 18, 2000.

              10(a)  Memorandum of Understanding between Registrant and Richard
                     A. Goldstein, Chairman and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on April 13, 2000.

              10(b) Registrant's Executive Separation Policy adopted April 13, 2000.

              10(c) Amended and Restated 364-day Credit Agreement dated as of May 30, 2000 among Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc., as Arranger.

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



                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


       Dated: August 14, 2000             By: /s/ DOUGLAS J. WETMORE
                                              ----------------------------------
                                              Douglas J. Wetmore, Vice-President
                                                 and Chief Financial Officer



       Dated: August 14, 2000             By: /s/ STEPHEN A. BLOCK
                                              ----------------------------------
                                              Stephen A. Block, Senior Vice-
                                                 President, General Counsel
                                                 and Secretary