Form 10-Q
period 2000-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2000-11-14
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2000 Commission file number 1-4858
       ------------------------------------------------------------------



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



 Yes          X                                         No
         ------------                                          ------------

Number of shares outstanding as of November 6, 2000:  97,737,044

                         PART I. FINANCIAL INFORMATION                         1

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                               9/30/00            12/31/99
                                                             -----------         -----------
Assets
Current Assets:
   Cash & Cash Equivalents                                   $   106,820         $    62,135
   Short-term Investments                                            324                 836
   Trade Receivables                                             283,592             290,118
   Allowance For Doubtful Accounts                               (10,193)            (10,013)

   Inventories:  Raw Materials                                   201,829             229,896
                 Work in Process                                   9,659               7,423
                 Finished Goods                                  146,875             177,950
                                                             -----------         -----------
                 Total Inventories                               358,363             415,269
   Other Current Assets                                           87,437              77,069
                                                             -----------         -----------
   Total Current Assets                                          826,343             835,414
                                                             -----------         -----------

Property, Plant & Equipment, At Cost                             944,855             948,920
Accumulated Depreciation                                        (438,162)           (425,004)
                                                             -----------         -----------
                                                                 506,693             523,916
Other Assets                                                      33,902              42,165
                                                             -----------         -----------
Total Assets                                                 $ 1,366,938         $ 1,401,495
                                                             ===========         ===========


Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans                                                $    43,841         $    29,274
   Commercial Paper                                              207,095              63,200
   Accounts Payable-Trade                                         48,714              71,989
   Dividends Payable                                              37,902              39,882
   Income Taxes                                                   55,816              54,497
   Other Current Liabilities                                     138,836             110,860
                                                             -----------         -----------
   Total Current Liabilities                                     532,204             369,702
                                                             -----------         -----------

Other Liabilities:
   Deferred Income Taxes                                          28,572              32,785
   Long-term Debt                                                 15,617               3,832
   Retirement and Other Liabilities                              144,947             136,679
                                                             -----------         -----------
Total Other Liabilities                                          189,136             173,296
                                                             -----------         -----------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued)                       14,470              14,470
   Capital in Excess of Par Value                                133,113             134,480
   Retained Earnings                                           1,217,789           1,211,790
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                         (100,278)            (57,135)
                                                             -----------         -----------
                                                               1,265,094           1,303,605
   Treasury Stock, at cost - 17,020,496 shares in '00
      and 10,939,915 in '99                                     (619,496)           (445,108)
                                                             -----------         -----------
   Total Shareholders' Equity                                    645,598             858,497
                                                             -----------         -----------
Total Liabilities and Shareholders' Equity                   $ 1,366,938         $ 1,401,495
                                                             ===========         ===========


See Notes to Consolidated Financial Statements

                                                                               2
                        INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED STATEMENT OF INCOME
                    (Amounts in thousands except per share amounts)
                                      (Unaudited)

                                                             3 Months Ended 9/30
                                                      -------------------------------
                                                          2000               1999
                                                      -----------         -----------
Net Sales                                             $   339,591         $   364,674
                                                      -----------         -----------

Cost of Goods Sold                                        187,475             199,432
Research and Development Expenses                          28,666              25,124
Selling and Administrative Expenses                        66,205              61,764
Nonrecurring Charges                                        7,685                 710
Interest Expense                                            4,195               1,362
Other (Income) Expense, Net                                 2,614               2,365
                                                      -----------         -----------
                                                          296,840             290,757
                                                      -----------         -----------
Income Before Taxes on Income                              42,751              73,917
Taxes on Income                                            13,824              24,762
                                                      -----------         -----------
Net Income                                                 28,927              49,155

Other Comprehensive Income:
   Foreign Currency Translation Adjustments               (27,915)             19,478
                                                      -----------         -----------
Comprehensive Income                                  $     1,012         $    68,633
                                                      ===========         ===========

Net Income Per Share - Basic                                $0.29               $0.46

Net Income Per Share - Diluted                              $0.29               $0.46

Average Number of Shares Outstanding - Basic               99,833             106,003

Average Number of Shares Outstanding - Diluted             99,833             106,271

Dividends Paid Per Share                                    $0.38               $0.38


                                                             9 Months Ended 9/30
                                                      -------------------------------
                                                          2000               1999
                                                      -----------         -----------
Net Sales                                             $ 1,078,262         $ 1,103,518
                                                      -----------         -----------

Cost of Goods Sold                                        587,852             611,111
Research and Development Expenses                          82,423              76,992
Selling and Administrative Expenses                       197,570             189,558
Nonrecurring Charges                                       17,039              29,468
Interest Expense                                            9,406               3,561
Other (Income) Expense, Net                                 2,488               4,410
                                                      -----------         -----------
                                                          896,778             915,100
                                                      -----------         -----------
Income Before Taxes on Income                             181,484             188,418
Taxes on Income                                            59,865              63,049
                                                      -----------         -----------
Net Income                                                121,619             125,369

Other Comprehensive Income:
   Foreign Currency Translation Adjustments               (43,143)            (28,523)
                                                      -----------         -----------
Comprehensive Income                                  $    78,476         $    96,846
                                                      ===========         ===========

Net Income Per Share - Basic                                $1.19               $1.18

Net Income Per Share - Diluted                              $1.19               $1.18

Average Number of Shares Outstanding - Basic              102,152             105,946

Average Number of Shares Outstanding - Diluted            102,169             106,175

Dividends Paid Per Share                                    $1.14               $1.14


See Notes to Consolidated Financial Statements

                            INTERNATIONAL FLAVORS & FRAGRANCES INC.            3

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in thousands)
                                           (Unaudited)

                                                                         9 Months Ended 9/30
                                                                    ---------------------------
                                                                       2000             1999
                                                                    ---------         ---------
Cash Flows From Operating Activities:

Net Income                                                          $ 121,619         $ 125,369

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation                                                     44,732            39,830
      Deferred Income Taxes                                           (12,743)            4,189
      Changes in Assets and Liabilities:
         Current Receivables                                          (14,694)          (52,117)
         Inventories                                                   37,947           (16,925)
         Current Payables                                              16,424            47,404
         Other, Net                                                    17,939             8,458
                                                                    ---------         ---------
Net Cash Provided by Operations                                       211,224           156,208
                                                                    ---------         ---------

Cash Flows From Investing Activities:

Proceeds From Sales/Maturities of Short-term Investments                1,614               971
Purchases of Short-term Investments                                    (1,111)             (828)
Additions to Property, Plant & Equipment,
  Net of Minor Disposals                                              (44,729)          (81,089)
                                                                    ---------         ---------
Net Cash Used in Investing Activities                                 (44,226)          (80,946)
                                                                    ---------         ---------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders                                  (117,600)         (120,915)
Increase in Bank Loans                                                 18,257            27,036
Proceeds from Issuance of Commercial Paper                            143,895              --
Increase in Long-term Debt                                             13,747              --
Decrease in Long-term Debt                                             (1,538)             (628)
Proceeds From Issuance of Stock Under Stock Option Plans                1,319             3,643
Purchase of Treasury Stock                                           (177,074)           (2,574)
                                                                    ---------         ---------
Net Cash Used in Financing Activities                                (118,994)          (93,438)
                                                                    ---------         ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (3,319)           (5,419)
                                                                    ---------         ---------

Net Change in Cash and Cash Equivalents                                44,685           (23,595)

Cash and Cash Equivalents at Beginning of Year                         62,135           114,960
                                                                    ---------         ---------

Cash and Cash Equivalents at End of Period                          $ 106,820         $  91,365
                                                                    =========         =========

Interest Paid                                                       $   7,238         $   3,558

Income Taxes Paid                                                   $  68,502         $  53,586


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

Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that adoption of this Standard, given the Company's current level of relevant activity, will not have a material effect on the Company's consolidated financial position or results of operations.

NONRECURRING AND OTHER CHARGES:

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

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9.4 million ($6.2 million after tax) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge. The Company has recorded no additional charges under this program.

At June 30, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50.3 million have been recorded ($40.9 million of pretax charges were recorded in 1999); non-cash charge amounts approximated $11.7 million.

Movements in reserves resulting from nonrecurring charges under this program were as follows (in thousands):


                                           EMPLOYEE-      ASSET-
                                           RELATED        RELATED       TOTAL
                                           --------       -------      --------
     Balance December 31, 1999             $  9,622       $ 1,586      $ 11,208
     Additional Reserves                      9,354           --          9,354
     Utilized in 2000                       (13,795)         (745)      (14,540)
                                           --------       -------      --------
     Balance September 30, 2000            $  5,181       $   841      $  6,022
                                           ========       =======      ========

The balance of the reserve is to be utilized upon final decommissioning and disposal of affected equipment, and as employee separation costs and other benefit obligations to affected employees are satisfied.

In October 2000, the Company announced a reorganization, which included management changes, further consolidation of production facilities and related actions. Over the course of the next 18 to 24 months, the Company expects to take charges related to the reorganization of approximately $90 million - $100 million. In the third quarter 2000, the Company recorded approximately $7.7 million of nonrecurring charges relating primarily to employee separation costs incurred during the quarter in connection with the reorganization. At September 30, 2000, the Company has utilized approximately $1.4 million of these reserves.

In connection with this reorganization, in October 2000, the Company initiated a voluntary retirement incentive program for United States-based employees meeting certain eligibility requirements. Those eligible employees electing to take the incentive will receive additional credit, for pension purposes, in terms of age and service, as well as certain other benefits. It is expected that the early retirement program will result in a charge to fourth quarter 2000 earnings of approximately $21 million; approximately 145 employees are eligible under this program.

SEGMENT INFORMATION:

The Company's reportable segment information, based on geographic area, for the first nine months 2000 and 1999 follows. Certain prior year amounts have been reclassified for comparative purposes.


---------------------------------------------------------------------------------------------------------------------------
                                            North                    Latin       Asia-
2000 (Dollars in thousands)               America        EAME       America      Pacific      Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $348,940     $418,029     $160,547     $150,746      $    --          $1,078,262
Transfers between areas                     40,520       86,224        1,323       10,346       (138,413)             --
---------------------------------------------------------------------------------------------------------------------------
Total sales                               $389,460     $504,253     $161,870     $161,092      $(138,413)       $1,078,262
===========================================================================================================================
Operating profit                          $ 46,272     $132,024     $ 30,417     $ 31,361      $     537        $  240,611
========================================================================================================
Corporate and other unallocated
  expenses                                                                                                         (30,194)
Nonrecurring charges                                                                                               (17,039)
Interest expense                                                                                                    (9,406)
Other income (expense), net                                                                                         (2,488)
                                                                                                                ----------
Income before taxes on income                                                                                   $  181,484
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                            North                    Latin       Asia-
1999 (Dollars in thousands)               America        EAME       America      Pacific      Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers           $369,965     $446,098     $154,014     $133,441      $    --          $1,103,518
Transfers between areas                     44,925       95,752          498       10,379       (151,554)             --
---------------------------------------------------------------------------------------------------------------------------
Total sales                               $414,890     $541,850     $154,512     $143,820      $(151,554)       $1,103,518
===========================================================================================================================
Operating profit                          $ 58,243     $139,909     $ 27,184     $ 24,576      $     804        $  250,716
========================================================================================================
Corporate and other unallocated
  expenses                                                                                                         (24,859)
Nonrecurring charges                                                                                               (29,468)
Interest expense                                                                                                    (3,561)
Other income (expense), net                                                                                         (4,410)
                                                                                                                ----------
Income before taxes on income                                                                                   $  188,418
===========================================================================================================================

Included in the 1999 operating profit for EAME are one-time charges totaling $3,237,000 for accelerated depreciation on assets to be disposed.

NET INCOME PER SHARE:

Options to purchase 6,047,955 and 5,181,829 shares were outstanding for the third quarter and first nine months of 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods. Options to purchase 2,719,500 and 2,758,810 shares were outstanding for the third quarter and first nine months of

1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

COMPREHENSIVE INCOME:

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at September 30, 2000, was ($100,278,000) compared to ($57,135,000) at December 31, 1999. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation.

ACQUISITION OF BUSH BOAKE ALLEN INC.:

In a joint press release issued by the Company and Bush Boake Allen Inc. ("BBA") dated September 25, 2000, the Boards of Directors of both companies announced approval of a definitive merger agreement under which the Company would acquire all of the outstanding shares of BBA for $48.50 per share, in cash. On November 8, 2000, the Company completed the acquisition of BBA at a total purchase price of approximately $970 million. The acquisition has been financed initially through a combination of short-term debt and bank borrowings. The acquisition will be accounted for as a purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 2000 were $339,591,000, compared to $364,674,000 in the 1999 third quarter, a decrease of 7%. On a country of destination basis, sales for the quarter were strongest in the Asia=Pacific region where local currency sales increased by 8%. Local currency sales in Europe, Africa and the Middle East ("EAME") increased 4%, although such local currency growth was unfavorably affected by translation into the stronger U.S. dollar. North America sales declined by 8% mainly due to weak performance in the Company's North America Flavor operations reflecting the continued slow business conditions facing many of the Company's food customers. Latin American sales declined by 13%. On a consolidated basis, local currency sales declined approximately 2% in comparison to the third quarter 1999.

For the first nine months of 2000, worldwide net sales totaled $1,078,262,000, compared to $1,103,518,000 for the comparable 1999 period. On a country of destination basis, local currency sales for the nine months ended September 30, 2000 were strongest in Asia-Pacific, where sales increased 9% over 1999. Local currency sales in EAME increased 4% in comparison to the prior year period, while sales in Latin America increased 1%. Sales in North America declined 4% in comparison to the prior year, mainly as a result of the continued weak business conditions facing many of the Company's flavor customers. For the nine-month period ended September 30, 2000, the local currency growth was mitigated on translation into the stronger U.S. dollar. Had exchange rates been the same during 2000 and 1999, consolidated sales for the nine-month period ended September 30, 2000 would have increased approximately 2% in comparison to the prior year period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 2000 and 1999 are detailed below.

                                                      FIRST NINE MONTHS
                                                   ----------------------
                                                    2000             1999
                                                   -----            -----
    Cost of Goods Sold                             54.5%            55.4%
    Research and Development Expenses               7.6%             7.0%
    Selling and Administrative Expenses            18.3%            17.2%

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

Net income for the third quarter of 2000, totaled $28,927,000 compared to $49,155,000 in the prior year third quarter; net income for the first nine months of 2000 totaled $121,619,000 compared to $125,369,000 for the comparable 1999 period. The amounts for the first nine months of 2000 and 1999 include the effects of the nonrecurring charges discussed below. Excluding these charges, income for the third quarter and nine months ended September 30, 2000 was $33,692,000 and $132,632,000, respectively, compared to $50,902,000 and
$150,262,000 for the comparable periods in 1999.

The effective tax rates for the third quarter and first nine months of 2000 were 32.3% and 33.0%, respectively, compared to 33.5% for the comparable periods in 1999. The lower effective rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates.

NONRECURRING AND OTHER CHARGES:

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

In connection with this program, in January 2000, the Company initiated a voluntary early retirement incentive program for United States-based employees meeting certain eligibility requirements. The nonrecurring charge of $9.4 million ($6.2 million after tax) in the first quarter 2000 represents the costs associated with approximately 70 employees who elected to participate in the early retirement program. There were no significant non-cash related elements included in the first quarter charge. The Company has recorded no additional charges under this program.

In the third quarter and nine month periods ended September 30, 1999, the Company recorded charges of $2.6 million ($1.7 million after tax, or approximately $.02 per share), and $37.5 million ($25 million after tax, or approximately $.24 per share), respectively. Certain elements of those charges, relating primarily to accelerated depreciation on assets to be disposed of, were recognized in cost of goods sold ($.7 million in the third quarter and $1.3 million year to date) and selling and administrative expenses ($1.3 million in the third quarter and $2.2 million year to date). In addition, $4.5 million associated primarily with facility closure was included in other income and expense. The balance of the charges, representing employee separation and asset=related costs, were recorded as nonrecurring charges in the Consolidated Statement of Income.

Charges for the third quarter 1999 and first nine months 1999 totaled approximately $2.2 million and $27.6 million, respectively, in EAME, and related principally to employee separation costs associated with the rationalization and closure of certain operations and facilities.

For North America and Latin America, charges for the third quarter totaled $0.3 million and $0.1 million, respectively. For the nine months, charges for North America, Latin America and Asia=Pacific totaled $3.5 million, $3.4 million and $3.0 million, respectively. Charges for North America, Latin America and Asia-Pacific related to employee separations and closure of operations.

At June 30, 2000, the Company had substantially completed the restructuring program. Since the program's inception, total nonrecurring and other one-time pretax charges of approximately $50.3 million have been recorded ($40.9 million of pretax charges were recorded in 1999); non-cash charge amounts approximated $11.7 million.

Movements in reserves resulting from nonrecurring charges under this program were as follows (in thousands):




                                         EMPLOYEE-     ASSET-
                                          RELATED      RELATED       TOTAL
                                         --------      -------    --------
    Balance December 31, 1999            $  9,622      $ 1,586    $ 11,208
    Additional Reserves                     9,354          --        9,354
    Utilized in 2000                      (13,795)        (745)    (14,540)
                                         --------      -------    --------
    Balance September 30, 2000           $  5,181      $   841    $  6,022
                                         ========      =======    ========

The balance of the reserve is to be utilized upon final decommissioning and disposal of affected equipment, and as employee separation costs and other benefit obligations to affected employees are satisfied.

In October 2000, the Company announced a reorganization, which included management changes, further consolidation of production facilities and related actions. Over the course of the next 18 to 24 months, the Company expects to take charges related to the reorganization of approximately $90 million - $100 million. The actions to which these charges relate are expected to yield annual savings by the year 2003 in the range of $25 million - $30 million. A portion of these savings will be reinvested in the business; however, the Company expects a large portion to contribute to improving net earnings. In the third quarter 2000, the Company recorded approximately $7.7 million ($.05 per share) of nonrecurring charges relating primarily to employee separation costs incurred during the quarter in connection with the reorganization. At September 30, 2000, the Company has utilized approximately $1.4 million of these reserves.

In connection with this reorganization, in October 2000, the Company initiated a voluntary retirement incentive program for United States-based employees meeting certain eligibility requirements. Those eligible employees electing to take the incentive will receive additional credit, for pension purposes, in terms of age and service, as well as certain other benefits. It is expected that the early retirement program will result in a charge to fourth quarter 2000 earnings of approximately $21 million; approximately 145 employees are eligible under this program.

ACQUISITION OF BUSH BOAKE ALLEN INC.:

In a joint press release issued by the Company and Bush Boake Allen Inc. ("BBA") dated September 25, 2000, the Boards of Directors of both companies announced approval of a definitive merger agreement under which the Company would acquire all of the outstanding shares of BBA for $48.50 per share, in cash. On November 8, 2000, the Company completed the acquisition of BBA at a total purchase price of approximately $970 million. The acquisition has been financed initially through a combination of short-term debt and bank borrowings. The acquisition will be accounted for as a purchase.

BBA, which conducts operations on six continents, has 60 locations in 38 countries worldwide and supplies flavors and fragrances to the world's leading consumer products companies for use in foods, beverages, soaps and detergents, cosmetics, toiletries, personal care items and related products. Its aroma chemicals, natural extracts and essential oils serve as raw materials for a wide range of compounded flavors and fragrances. BBA had 1999 worldwide sales of $499 million.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments totaled $107,144,000 at September 30, 2000, and working capital was $294,139,000 compared to $465,712,000 at December 31, 1999. Gross additions to property, plant and equipment during the first nine months of 2000 were $49,426,000.

At September 30, 2000, the Company's outstanding commercial paper had an average interest rate of 6.7%. Commercial paper maturities did not extend beyond January 31, 2000. Long-term debt increased $13,747,000 in the first nine months of 2000 due to a loan in Japan; the loan is payable in full in 2005 and bears interest at a rate of 1.74%. Proceeds from the loan were used to repay certain short-term borrowings and for general corporate purposes.

In each of January, April and July 2000, the Company paid a quarterly cash dividend of $.38 per share to shareholders. In September 2000, the Company announced a reduction in its quarterly dividend to $.15 per share, beginning with the fourth quarter 2000 dividend. In April 2000, the Company announced a plan to repurchase up to an additional 7.5 million shares of its common stock. In September 2000, the Company announced a plan to increase its current share repurchase program by an additional $100 million, or approximately 5.9 million shares at the current share price. A program to repurchase 7.5 million shares, which had been in effect since 1996, was completed in the first quarter of 2000. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

As noted, the Company completed its acquisition of BBA on November 8, 2000. The acquisition has been initially financed through a combination of bank borrowings and short-term debt. The Company anticipates having in place permanent financing for the acquisition over the course of the next 12 months.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Management's Discussion and Analysis which are not historical facts or information are "forward=looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward=looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, interest rates, the price and availability of raw materials, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission as of December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number

          3    By-laws of Registrant as amended through September 30, 2000.

         10(a) Separation Agreement dated as of June 15, 2000 between
               Registrant and Stuart R. Maconochie, former Vice-President and Director of Registrant.

         10(b) Trust Agreement dated October 4, 2000 among Registrant, First
               Union National Bank and Buck Consultants Inc.

         27    Financial Data Schedule (EDGAR version only).


     (b)  Reports on Form 8-K

          Registrant filed the following reports on Form 8-K in respect of the quarter for which this report on Form 10-Q is filed:

          o Report on Form 8-K dated September 25, 2000 describing in Item 5 the Registrant's entering into an Agreement and Plan of Merger dated as of September 25, 2000 for the purpose of acquiring all of the issued and outstanding shares of Bush Boake Allen Inc., a Virginia corporation.

          o Report on Form 8-K dated September 26, 2000 describing in Item 5 the Registrant's entering into a First Amendment to its Shareholder Protection Rights Agreement dated as of March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 14, 2000                 By: /s/ DOUGLAS J. WETMORE
                                            ------------------------------------
                                                 Douglas J. Wetmore, Senior
                                                 Vice-President and Chief
                                                 Financial Officer



Dated: November 14, 2000                 By: /s/ STEPHEN A. BLOCK
                                            ------------------------------------
                                                 Stephen A. Block, Senior
                                                 Vice-President, General Counsel
                                                 and Secretary