Form 10-K
period 2000-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2001-03-30
CIK 51253

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                    Annual Report Pursuant to Section 13 of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission File Number 1-4858

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
  Common Stock, par value 12 1/2c per share               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   The Registrant denies that any of its common stock is held by an "affiliate" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 23, 2001 was $2,040,778,660.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 23, 2001.

   95,766,244 shares of Common Stock, par value 12 1/2c per share

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 (the "IFF 2000 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

   Portions of the Registrant's Proxy Statement dated March 30, 2001 (the "IFF 2001 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

   International Flavors & Fragrances Inc., incorporated in New York in 1909 (the "Company"), is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and air care products; flavor products are sold principally to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products.

   The present world-wide scope of the Company's business is in part the result of the combination in December 1958 of (i) the business conducted prior to the combination primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. ("VAH") with (ii) the business conducted prior to the combination primarily in Europe by N. V. Polak & Schwarz's Essencefabrieken, a Dutch corporation ("P & S"). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor.

   In April 2000, the Company acquired Laboratoire Monique Remy ("LMR"), a leader in the creation and commercialization of natural raw materials for fragrances and flavors. LMR operates state-of-the-art laboratory and manufacturing facilities in Grasse, France and an extraction plant in Lozere, France.

   On November 3, 2000, pursuant to a cash tender offer by a wholly-owned subsidiary of the Company for all of the outstanding shares of common stock of Bush Boake Allen Inc. ("BBA"), the subsidiary acquired approximately 97% of the outstanding shares of common stock of BBA at $48.50 per share. BBA was a competitor of IFF in the flavor and fragrance business with 1999 worldwide sales of $499 million. On November 9, 2000, the subsidiary merged with and into BBA, and BBA became a wholly-owned subsidiary of the Company, with each remaining outstanding share of BBA common stock converted into the right to receive $48.50 per share. The Company acquired all of the outstanding shares of BBA for approximately $970 million in cash, including transaction costs. The acquisition was financed initially through a combination of short-term debt and bank borrowings.

   The Company's objectives in acquiring BBA were to establish global leadership in the flavors market, where BBA was an important factor, to strengthen the Company's already leading global fragrance market position, to enhance the Company's product line and customer base, particularly in certain emerging markets where BBA previously had a significant presence, and to broaden and enhance the Company's management pool. In addition, the Company concluded that the integration of the Company and BBA would achieve cost savings and would allow the Company to operate more efficiently and profitably.

   In October 2000, the Company announced a major reorganization as a result of which the Company is now organized globally under the broad umbrellas of Business Development and Operations, rather than into separate divisions for flavors and fragrances. The purpose of the reorganization is to better support and service the Company's customers, many of whom require consistent global support to match their global businesses. The responsibilities of Business Development, whose purpose is to drive the top line growth of the Company, include category strategy, consumer research, product development, global sales and marketing, research and development coordination and technical application. The responsibilities of Operations, whose focus is on product delivery, product planning and increasing productivity, include global supply chain, manufacturing, customer service, quality control, logistics and distribution. In addition, effective January 1, 2001, the Company has a single Regional Manager covering each of its major geographic clusters--North America; Europe; Latin America; Asia-Pacific and the newly constituted Central Asia and Middle East region, which includes the Indian subcontinent. The Regional Managers work with and are supported by both Business Development and Operations.

   The Company currently has 45 manufacturing facilities with the major manufacturing facilities being located in the United States, The Netherlands, France, Great Britain, Ireland, Spain, Switzerland, Germany, Argentina, Brazil, Mexico, China, Singapore, Philippines, Indonesia, Japan, India and Australia. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 42 countries and is represented by sales agents in a few additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

Markets

   Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the five years ended December 31, 2000, sales of fragrance products accounted for approximately 57%, 58%, 58%, 59% and 59%, respectively, of the Company's total sales on a reported basis.

   Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the five years ended December 31, 2000, sales of flavor products accounted for approximately 43%, 42%, 42%, 41% and 41%, respectively, of the Company's total sales on a reported basis.

Products

   The Company's principal fragrance and flavor products consist of compounds of large numbers of ingredients blended by it under formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the public selection and acceptance of the consumer end product. A smaller amount of compounds is sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their consumer products. Thousands of compounds are produced by the Company, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. The Company's flavor products also include extracts, concentrated juices, seasonings and concentrates derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients. The Company's products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

   The ingredients used by the Company in its compounds are both synthetic and natural. Most of the synthetic ingredients and key strategic natural ingredients are manufactured by the Company. While the major part of the Company's production of synthetic ingredients is used by it in its compounds, a substantial portion is sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes.

Market Developments

   The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, employment of women, teen-age population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products which utilize some of the Company's flavor or fragrance products. These developments have called for the creation by the Company of many new compounds and ingredients compatible with the newly introduced materials and methods of application used in consumer end products.

Product Development and Research

   The development of new fragrance and flavor compounds is a complex artistic and technical process calling upon the combined knowledge and talents of the Company's creative perfumers and flavorists and its application chemists and research chemists. Through long experience, the perfumers and flavorists develop and refine their skill for creating fragrances or flavors best suited to the market requirements of the customers' products.

   An important contribution to the creation of new fragrance and flavor products is the development in the Company's research laboratories of new ingredients having fragrance or flavor value. The principal functions of the fragrance research program are to isolate and synthesize fragrance components found in natural substances and through chemical synthesis in order to develop new materials and better techniques for utilization of such materials. The principal functions of the flavor research program are to isolate and produce natural flavor ingredients utilizing improved processes.

   The work of the perfumers and flavorists is conducted in 40 fragrance and flavor laboratories in 27 countries. The Company maintains a research center at Union Beach, New Jersey. On a reported basis, the Company spent $112,671,000 in 2000, $103,794,000 in 1999 and $98,438,000 in 1998 on its
research and development activities. These expenditures are expected to increase in 2001 to approximately $150,000,000. Of the amount expended in 2000 on such activities, 63% was for fragrances and the balance was for flavors. The Company employed 1,186 persons in 2000 and 884 persons in 1999 in such activities.

   The business of the Company is not materially dependent upon any patents, trademarks or licenses.

Distribution

   Most of the Company's sales are made through its own sales force, operating from 8 sales offices in the United States and 64 sales offices in 41 foreign countries. Sales in other countries are made through sales agents. On a reported basis, for the year ended December 31, 2000, 31% of the Company's sales were to customers in North America, 38% in Europe, Africa and the Middle East, 16% in Latin America and 15% in Asia-Pacific. For other information with respect to the management of the Company's operations by major geographical area, see Note 12 of the Notes to the Company's Consolidated Financial Statements on pages 39-41 of the IFF 2000 Annual Report. Such Consolidated Financial Statements are incorporated by reference herein.

   The Company estimates that during 2000 its 30 largest customers accounted for about 53% of its sales, its four largest customers and their affiliates accounted for about 10%, 8%, 6% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

Governmental Regulation

   Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms of the Treasury Department, the Environmental Protection Agency, the Occupational Safety and Health Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2001 approximately $4,400,000 in capital projects and $12,600,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 2002 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

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

Competition

   The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company's competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development, the quality of its customer service and the support provided by its marketing and application groups, and its understanding of consumers. Although statistics are not available, the Company believes that it is the largest company producing and marketing on an international basis a wide range of fragrance and flavor products of the types manufactured by it for sale to manufacturers of consumer products. In particular countries and localities, the Company faces the competition of numerous companies specializing in certain product lines, among which are some companies larger than the Company and some more important in a particular product line or lines. Most of the Company's customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.

Employee Relations

   The Company at December 31, 2000 employed approximately 6,610 persons, of whom about 1,861 were employed in the United States. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

Cautionary Statement

   Statements in this Annual Report on Form 10-K (including information incorporated herein by reference from the IFF 2000 Annual Report) that are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, interest rates, the price and availability of raw materials, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business. The Company intends its forward-looking statements to speak only as of the time of such statements, and does not undertake to update or revise them as more information becomes available.

Item 2. Properties.

   The principal manufacturing and research properties of the Company are as follows:

   Location               Operation
   --------               ---------
   United States
    New York, NY......... Fragrance laboratories.
    Augusta, GA.......... Production of fragrance chemical ingredients.
                          Production of fragrance compounds; fragrance
    Hazlet, NJ........... laboratories.
    South Brunswick, NJ.. Production of flavor ingredients and compounds and fruit preparations; flavor laboratories.
    Union Beach, NJ...... Research and development center.
    Menomonee Falls, WI.. Production of flavor compounds, flavor ingredients, bacterial cultures and fruit preparations
    Carrollton, TX(1).... Production of seasonings.
    Chicago, IL.......... Production of flavor ingredients and compounds.
    Jacksonville, FL..... Production of fragrance chemical ingredients.
   Netherlands
    Hilversum............ Flavor and fragrance laboratories.
                          Production of flavor and fragrance compounds and
    Tilburg.............. flavor ingredients.
   France
    Bois-Colombes........ Fragrance laboratories.
    Dijon................ Production of fragrance ingredients and compounds, flavor ingredients and compounds and fruit
                           preparations; flavor laboratories.
                          Production of fragrance and flavor ingredients;
    Grasse............... fragrance laboratories.
   Great Britain
    Haverhill............ Production of flavor compounds and ingredients, fruit preparations and fragrance chemical ingredients;
                           flavor laboratories.
    London............... Production of flavor and fragrance compounds and flavor ingredients; flavor and fragrance
                           laboratories.
    Long Melford......... Production of seasonings.
    Widnes............... Production of fragrance chemical ingredients.
    Witham............... Production of flavor ingredients and compounds.
   Ireland
    Drogheda............. Production of fragrance compounds.
   Spain
    Benicarlo............ Production of fragrance chemical ingredients.
   Switzerland
    Reinach-Aargau....... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.
   Germany
    Emmerich/Rhein....... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.
   Argentina
    Garin................ Production of fruit preparations and flavor ingredients and compounds; production of fragrance
                           compounds; flavor laboratories.
   Brazil
    Rio de Janeiro....... Production of fragrance compounds.
    Taubate.............. Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.

   Location        Operation
   --------        ---------
   Mexico
    Tlalnepantla.. Production of flavor compounds, fruit preparations and fragrance compounds; flavor and fragrance laboratories.
    Atlacomulco... Production of flavor ingredients and compounds.

   China
    Guangzhou(1).. Production of flavor and fragrance compounds; flavor
   India           laboratories.

                   Production of flavor and fragrance compounds and flavor
    Chennai(2).... ingredients.

   Singapore
    Jurong(3)..... Production of flavor and fragrance compounds and flavor ingredients.
    Science Park.. Flavor and fragrance laboratories.

   Philippines
    Manila(1)..... Production of flavor and fragrance compounds and flavor ingredients.

   Indonesia
    Jakarta(3).... Production of flavor and fragrance compounds and ingredients; flavor and fragrance laboratories.
   Japan
    Tokyo......... Flavor and fragrance laboratories.
    Gotemba....... Production of flavor compounds.

   Australia
    Melbourne..... Production of flavor and fragrance compounds and flavor ingredients.

--------
(1) Leased.
(2) The Company has approximately a 75% interest in the subsidiary company which owns this facility.
(3) Land is leased and building is owned.

   The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City. As a result of the acquisition of BBA, the Company is currently in the process of consolidating or eliminating duplicate facilities. The Company believes that the facilities that will remain following this consolidation process will meet its present needs and anticipated needs for the foreseeable future.

Item 3. Legal Proceedings.

   Over the past twenty years, various Federal and State authorities and private parties have claimed that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey. The governmental authorities seek to recover costs incurred and to be incurred to clean up the sites. In one current private suit, a waste site's former owner/operator seeks contribution and indemnification from generators and others for remedial action costs incurred and to be incurred at the site.

   The waste site claims and suits usually involve million dollar amounts, and most of them are asserted against many potentially responsible parties. Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment. To date, the Company's financial responsibility for some sites has been settled through agreements granting the Company, in exchange for one or more cash payments made or to be made, either complete release of liability or, for certain sites, release from further liability for early and/or later remediation phases, subject to certain "re-opener" clauses for later-discovered conditions. Settlements in respect of some sites involve, in part, payment by the Company, and other parties, of a percentage of the site's future remediation costs over a period of years. At present, only four sites remain the subject of significant unsettled claims.

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

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

   Executive Officers of Registrant:

                                                                     Year First
                                  Office and Other Business            Became
             Name                       Experience(2)            Age  Officer
             ----                 -------------------------      --- ----------
    Richard A. Goldstein(1).. Chairman and Chief Executive        59    2000
                               Officer since June 2000;
                               President and Chief Executive
                               Officer of Unilever United
                               States, Inc. and Business Group
                               President of Unilever North
                               American Foods, home, personal
                               care and food products
                               companies, prior thereto;
                               Director, Legacy Hotels;
                               Director, Fiduciary Trust
                               Company International
    D. Wayne Howard.......... Executive Vice President, Global    45    2000
                               Operations since September
                               2000; Vice President, Supply
                               Chain Strategy of Nordstrom,
                               Inc., a retailer, from January
                               2000 to August 2000; Vice
                               President, Strategic Sourcing,
                               North America of Unilever North
                               American Foods, a home,
                               personal care and food products
                               company, from 1998 to 1999;
                               Vice-President, Sourcing of
                               Lipton, division of Unilever,
                               from 1997 to 1998; Vice
                               President, Supply Chain of
                               Thomas J. Lipton Company, a
                               food products company, from
                               1995 to 1996
    Carlos A. Lobbosco....... Executive Vice President, Global    61    1993
                               Business Development since
                               September 2000; Vice President
                               prior thereto; Director
    Julian W. Boyden......... Executive Vice President since      56    2000
                               November 2000; Chairman of the
                               Board, President and Chief
                               Executive Officer of Bush Boake
                               Allen Inc., a flavor and
                               fragrance company, prior
                               thereto
    Stephen A. Block......... Senior Vice President, General      56    1993
                               Counsel and Secretary since
                               February 2000; Senior Vice
                               President, Law & Regulatory
                               Affairs, and Secretary from May
                               1999 to February 2000; Vice
                               President, Law & Regulatory
                               Affairs, and Secretary prior
                               thereto
    Douglas J. Wetmore....... Senior Vice President and Chief     43    1992
                               Financial Officer since
                               September 2000; Vice President
                               and Chief Financial Officer
                               from April 1998 to September
                               2000; Controller prior thereto;
                               Director

                                                                     Year First
                                                                       Became
         Name          Office and Other Business Experience(2)   Age  Officer
         ----          ---------------------------------------   --- ----------
    Clint D. Brooks.. Vice President, Research and Development    49    2000
                       since October 2000; Director of
                       Chemical Sciences, Abbott Laboratories,
                       a pharmaceutical company, prior thereto
    William S. Kane.. Vice President, Human Resources, since      41    1999
                       September 1999; Senior Vice President
                       Human Resources, Channel One Network,
                       television content provider, from 1997
                       to 1999; Director of Human Resources,
                       Frigidaire Division of Electrolux,
                       household products manufacturers, prior
                       thereto

--------
(1) Member of Executive Committee of the Board of Directors.
(2) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

   (a) Market Information.

   The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                                         2000          1999
                                                     ------------- -------------
     Quarter                                          High   Low    High   Low
     -------                                         ------ ------ ------ ------
     First.......................................... $37.94 $28.75 $45.50 $34.25
     Second.........................................  37.81  28.81  45.00  34.50
     Third..........................................  30.94  17.38  48.50  33.63
     Fourth.........................................  20.81  14.69  39.25  33.81

   (b) Approximate Number of Equity Security Holders.

                                                               (B)
                          (A)                      Number of record holders as
                    Title of Class                    of December 31, 2000
                    --------------                 ---------------------------
     Common stock, par value 12 1/2c per share....            3,741

   (c) Dividends.

   Cash dividends declared per share for each quarter since January 1999 were as follows:

                                                                  2001 2000 1999
                                                                  ---- ---- ----
     First....................................................... $.15 $.38 $.38
     Second......................................................       .38  .38
     Third.......................................................       .38  .38
     Fourth......................................................       .15  .38

Item 6. Selected Financial Data.

   Information setting forth selected financial data in response to the disclosure requirements specified by this Item 6 appears on page 44 of the IFF 2000 Annual Report. Such information is incorporated by reference in this Item
6. The BBA operating results are included in the Company's consolidated results from November 3, 2000, the date of the acquisition of BBA.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

   The Company's Management's Discussion and Analysis of Results of Operations and Financial Condition in response to the disclosure requirements specified by this Item 7 appears in the text under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 to 28 of the IFF 2000 Annual Report. Such information is incorporated by reference in this Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Information on quantitative and qualitative disclosures about market risk in response to the disclosure requirements specified by this Item 7A appears in Note 14 on page 43 of the IFF 2000 Annual Report. Such information is incorporated by reference in this Item 7A.

Item 8. Financial Statements and Supplementary Data.

   The consolidated financial statements of the Company and its subsidiaries and the notes thereto, listed in Item 14(a)(1) and included in the IFF 2000 Annual Report on pages 30 through 43, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2001 on page 29 of the IFF 2000 Annual Report, and quarterly financial information on page 29 of the IFF 2000 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the IFF 2001 Proxy Statement and is incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears in the IFF 2001 Proxy Statement is also incorporated by reference herein. See above under Item 4 for the Company's Executive Officers.

Item 11. Executive Compensation.

   The information relating to executive compensation is set forth under the captions "Summary Compensation," "Option Grants in 2000," "Aggregated Option Exercises in 2000 and Option Values at December 31, 2000," "Directors' Compensation," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Executive Separation Policy" and "Pension Plans" in the IFF 2001 Proxy Statement and such information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information relating to security ownership of management and certain beneficial owners is set forth under the captions "Election of Directors" and "Stock Ownership" in the IFF 2001 Proxy Statement and such information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

   The information regarding certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Additional Information" in the IFF 2001 Proxy Statement and such information is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements, related notes and independent accountants' report from the IFF 2000 Annual Report are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

                                                                         Page
                                                                         No.
                                                                         ----
     Consolidated Statements of Income and Retained Earnings for the
      three years ended December 31, 2000...............................  30
     Consolidated Balance Sheet--December 31, 2000 and 1999.............  31
     Consolidated Statement of Cash Flows for the three years ended
      December 31, 2000.................................................  32
     Notes to Consolidated Financial Statements.........................  33
     Report of Independent Accountants..................................  29

   (a)(2) FINANCIAL STATEMENT SCHEDULES. The following schedule is included in
Part IV of this Annual Report on Form 10-K:

     Schedule II-- Valuation and Qualifying Accounts and Reserves for the
                   three years ended December 31, 2000...................   S-1
     Report of Independent Accountants on Financial Statement Schedule....   14

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a)(3) EXHIBITS.

 Number
 ------
    2     Agreement and Plan of Merger dated as of September 25, 2000 among
          Registrant, Bush Boake Allen Inc. and B Acquisition Corp. incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K dated
          September 25, 2000 (File No. 1-4858).


    3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

    3(b) By-laws of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-Q dated November 14, 2000 (File No. 1-
          4858).

    3(c)  Amendment to By-laws adopted December 12, 2000.


    4(a) Shareholders Protection Rights Agreement dated as of March 21, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form
          8-K dated March 22, 2000 (File No. 1-4858).

    4(b)  First Amendment dated as of September 26, 2000, to Shareholder
          Protection Rights Agreement, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated September 26, 2000 (File No. 1-
          4858).

    4(c) Specimen Certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on
          Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

    9     Not applicable.


   10(a)  Memorandum of Understanding between Registrant and Richard A.
          Goldstein, Chairman and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on April 13, 2000, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14, 2000 (File No. 1-4858).


    10(b) Separation Agreement dated as of March 1, 2000 between Registrant and Eugene P. Grisanti, former Chairman and President of Registrant, incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q dated May 15, 2000 (File No. 1-4858).

    10(c) Separation Agreement dated as of June 15, 2000 between Registrant and Stuart R. Maconochie, former Vice-President and Director of
           Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 14, 2000 (File No.
           1-4858).

    10(d) Separation Agreement dated as of November 1, 2000 between Registrant and Robert G. Corbett, former Vice President and Director of
           Registrant.
    10(e)  Supplemental Retirement Plan adopted by Board of Directors on
           October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-
           4858).
    10(f)  Registrant's Supplemental Retirement Investment Plan adopted by
           Registrant's Board of Directors on November 14, 1989, as amended through June 30, 2000.

    10(g)  Registrant's 2000 Stock Award and Incentive Plan adopted by
           Registrant's Board of Directors on March 9, 2000, as amended by the Board on November 14, 2000.

    10(h)  2000 Supplemental Stock Award Plan adopted by Registrant's Board of
           Directors on November 14, 2000, incorporated by reference to Exhibit
           99.1 to Registrant's Registration Statement on Form S-8 filed on
           December 7, 2000 (Reg No. 333-51436).

    10(i) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy
           Statement dated March 28, 1995 (File No. 1-4858).

    10(j) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

    10(k)  Registrant's "Vision 2001 Compensation Program" adopted by
           Registrant's Board of Directors on December 12, 2000.


    10(l)  Registrant's Executive Separation Policy, approved by Registrant's
           Board of Directors on October 10, 2000.


    10(m)  Trust Agreement dated October 4, 2000 among Registrant, First Union
           National Bank and Buck Consultants Inc. approved by Registrant's
           Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November
           14, 2000 (File No. 1-4858).

    10(n) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated
           May 14, 1997 (File No. 1-4858).

    10(nn) 2000 Stock Option Plan for Non-Employee Directors adopted by
           Registrant's Board of Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000
           (File No. 1-4858).

    10(o)  Director Charitable Contribution Program adopted by the Board of
           Directors on February 14, 1995, incorporated by reference to Exhibit
           10(j) to Registrant's Report on Form 10-K for the fiscal year ended
           December 31, 1994 (File No. 1-4858).

    10(p)  Resolutions approving Non-Employee Directors' Annual Stock Grant
           Program adopted by Registrant's Board of Directors on September 12,
           2000, incorporated by reference to Exhibit 99(c) to Registrant's
           Registration Statement on Form S-3 filed on September 29, 2000 (Reg.
           No. 333-46932).

    10(q)  Registrant's Directors' Deferred Compensation Plan adopted by
           Registrant's Board of Directors on September 15, 1981 as amended through September 1, 2000, incorporated by reference to Exhibit
           99(d) to Registrant's Registration Statement on Form S-3 filed on
           September 29, 2000 (Reg. No. 333-46932).

    10(r) Registrant's 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated
           March 27, 1997 (File No. 1-4858).

    10(rr) Amendments to 1997 Employee Stock Option Plan adopted by
           Registrant's Board of Directors on February 8, 2000, incorporated by reference to Exhibit 10(ll) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4858).


    10(s)  Registrant's Global Employee Stock Purchase Plan adopted by
           Registrant's Board of Directors on November 14, 2000, incorporated by reference to Exhibit B to Registrant's Proxy Statement dated
           March 30, 2001 (File No. 1-4858).


    10(t)  Agreement dated June 23, 1998 between Registrant and Carlos A.
           Lobbosco, Executive Vice President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated
           November 13, 1998 (File No. 1-4858).

    10(tt) Agreement dated as of October 1, 1999 between Registrant and Carlos
           A. Lobbosco, Executive Vice President of Registrant, incorporated by reference to Exhibit 10(o) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 1-4858).

    10(u) 364-day Credit Agreement dated as of June 1, 1999 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as Agent, and
           Salomon Smith Barney Inc. as Arranger, incorporated by reference to
           Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 13,
           1999 (File No. 1-4858).

    10(uu) Amended and Restated 364-day Credit Agreement dated as of May 30,
           2000 among Registrant, as Borrower, certain Initial Lenders,
           Citibank, N.A., as Agent, and Salomon Smith Barney Inc., as
           Arranger, incorporated by reference to Exhibit 10(c) to Registrant's
           Report on Form 10-Q dated August 14, 2000 (File No. 1-4858).

    10(v)  180-day Credit Agreement dated as of November 2, 2000 among
           Registrant, as Borrower, certain Initial Lenders, Citibank, N.A. as
           Agent and Salomon Smith Barney Inc. as Arranger.

    10(w)  364-day Credit Agreement dated as of November 28, 2000 among
           Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as
           Agent, First Union National Bank and Bank of Tokyo-Mitsubishi Trust
           Company, as Syndication Agents, Fortis (USA) Finance LLC., as Co-
           Agent, and Salomon Smith Barney Inc. as Arranger.

    11     Not applicable.


    12     Not applicable.


    13 Registrant's 2000 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

    16     Not applicable.


    18     Not applicable.


    21     List of Principal Subsidiaries.


    22     Not applicable.


    23     Consent of PricewaterhouseCoopers LLP.


    24     Powers of Attorney authorizing Douglas J. Wetmore and Stephen A.
           Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

    27     Financial Data Schedule (EDGAR version only).


    28     Not applicable.


    99     None.

   (b) REPORTS ON FORM 8-K

   The Company filed the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000. Neither of such reports contained financial statements.

  . Report on Form 8-K dated September 26, 2000 and filed October 2, 2000, describing in Item 5 the Company's entering into a First Amendment to its Shareholder Protection Rights Agreement dated as of March 21, 2000.

  . Report on Form 8-K dated November 3, 2000 and filed November 13, 2000, describing in Item 2 the completion of the Company's acquisition of Bush Boake Allen Inc., a Virginia corporation.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 2001 appearing in the 2000 Annual Report to Shareholders of International Flavors & Fragrances Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

New York, New York
January 29, 2001

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          International Flavors & Fragrances
                                          Inc.
                                                      (Registrant)

                                                 /s/ Douglas J. Wetmore
                                          By __________________________________
                                                   Douglas J. Wetmore
                                             Senior Vice President and Chief
                                                    Financial Officer

Dated: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer:

       Richard A. Goldstein

     Chairman of the Board and
      Chief Executive Officer


Principal Financial and Accounting Officer:

        Douglas J. Wetmore

     Senior Vice President and
      Chief Financial Officer                       By /s/ Stephen A. Block
                                                       ----------------------
Directors:                                                 Stephen A. Block
                                                           Attorney in fact


         Margaret Hayes Adame                                March 30, 2001
             Gunter Blobel
            J. Michael Cook
          Richard M. Furlaud

          Peter A. Georgescu
         Richard A. Goldstein
          Carlos A. Lobbosco
          Arthur C. Martinez
           George Rowe, Jr.
        Henry P. van Ameringen
       William D. Van Dyke, III
          Douglas J. Wetmore


   Original powers of attorney authorizing Douglas J. Wetmore and Stephen A. Block, and each of them, to sign this report on behalf of certain directors and officers of the Registrant have been filed with the Securities and Exchange Commission.

                                                                     SCHEDULE II

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In thousands of dollars)

                                  For the Year Ended December 31, 2000
                           ---------------------------------------------------
                                      Additions              Trans-
                           Balance at charged to             lation   Balance
                           beginning  costs and   Accounts   adjust-  at end
                           of period   expenses  written off  ments  of period
                           ---------- ---------- ----------- ------- ---------
Allowance for doubtful
 accounts.................  $10,013     $2,359     $  963     $(335)  $11,074
                            =======     ======     ======     =====   =======

                                  For the Year Ended December 31, 1999
                           ---------------------------------------------------
                                      Additions              Trans-
                           Balance at charged to             lation   Balance
                           beginning  costs and   Accounts   adjust-  at end
                           of period   expenses  written off  ments  of period
                           ---------- ---------- ----------- ------- ---------
Allowance for doubtful
 accounts.................  $ 9,517     $1,845     $  668     $(481)  $10,013
                            =======     ======     ======     =====   =======

                                  For the Year Ended December 31, 1998
                           ---------------------------------------------------
                                      Additions              Trans-
                           Balance at charged to             lation   Balance
                           beginning  costs and   Accounts   adjust-  at end
                           of period   expenses  written off  ments  of period
                           ---------- ---------- ----------- ------- ---------
Allowance for doubtful
 accounts.................  $ 8,101     $2,228     $1,053     $ 241   $ 9,517
                            =======     ======     ======     =====   =======

                                 EXHIBIT INDEX

 EXHIBIT
 -------

    2 Agreement and Plan of Merger dated as of September 25, 2000 among Registrant, Bush Boake Allen Inc. and B Acquisition Corp. incorporated by reference to Exhibit 2.1 to Registrant's Report on Form 8-K dated September 25, 2000 (File No. 1-4858).

    3 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-K for fiscal year ended December 31, 1993 (File No. 1-4858).

    3(b) By-laws of Registrant, incorporated by reference to Exhibit 3 to Registrant's Report on Form 10-Q dated November 14, 2000 (File No. 1-
          4858).

    3(c)  Amendment to By-laws adopted December 12, 2000.

    4(a) Shareholders Protection Rights Agreement dated as of March 21, 2000 between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated March 22, 2000 (File No. 1-4858).

    4(b) First Amendment dated as of September 26, 2000, to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated September 26, 2000 (File No. 1-
          4858).

    4(c) Specimen Certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

    9     Not applicable.

   10(a) Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on April 13, 2000, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14, 2000 (File No. 1-4858).

   10(b) Separation Agreement dated as of March 1, 2000 between Registrant and Eugene P. Grisanti, former Chairman and President of Registrant, incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q dated May 15, 2000 (File No. 1-4858).

   10(c) Separation Agreement dated as of June 15, 2000 between Registrant and Stuart R. Maconochie, former Vice-President and Director of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 14, 2000 (File No. 1-4858).

   10(d) Separation Agreement dated as of November 1, 2000 between Registrant and Robert G. Corbett, former Vice President and Director of Registrant.

   10(e) Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   10(f) Registrant's Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989, as amended through June 30, 2000.

   10(g) Registrant's 2000 Stock Award and Incentive Plan adopted by Registrant's Board of Directors on March 9, 2000, as amended by the Board on November 14, 2000.

   10(h) 2000 Supplemental Stock Award Plan adopted by Registrant's Board of Directors on November 14, 2000, incorporated by reference to Exhibit
          99.1 to Registrant's Registration Statement on Form S-8 filed on December 7, 2000 (Reg No. 333-51436).

   10(i) Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 (File No. 1-4858).

   10(j) Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   10(k) Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of Directors on December 12, 2000.

   10(l) Registrant's Executive Separation Policy, approved by Registrant's Board of Directors on October 10, 2000.

   10(m) Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated
          November 14, 2000 (File No. 1-4858).

   10(n) Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997 (File No. 1-4858).

   10(nn) 2000 Stock Option Plan for Non-Employee Directors adopted by
          Registrant's Board of Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29, 2000 (File No. 1-4858).

   10(o) Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-4858).

   10(p) Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

   10(q) Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on September 15, 1981 as amended through September 1, 2000, incorporated by reference to Exhibit 99(d) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

   10(r) Registrant's 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 27, 1997 (File No. 1-4858).

   10(rr) Amendments to 1997 Employee Stock Option Plan adopted by Registrant's
          Board of Directors on February 8, 2000, incorporated by reference to
          Exhibit 10(ll) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-4858).

   10(s) Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of Directors on November 14, 2000, incorporated by reference to Exhibit B to Registrant's Proxy Statement dated March 30, 2001 (File No. 1-4858).

   10(t) Agreement dated June 23, 1998 between Registrant and Carlos A. Lobbosco, Executive Vice President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 13, 1998 (File No. 1-4858).

   10(tt) Agreement dated as of October 1, 1999 between Registrant and Carlos
          A. Lobbosco, Executive Vice President of Registrant, incorporated by reference to Exhibit 10(o) to Registrant's Report on Form 10-K for fiscal year ended December 31, 1999 (File No. 1-4858).

   10(u) 364-day Credit Agreement dated as of June 1, 1999 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as Agent, and Salomon Smith Barney Inc. as Arranger, incorporated by reference to
          Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 13, 1999 (File No. 1-4858).

   10(uu) Amended and Restated 364-day Credit Agreement dated as of May 30, 2000 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as Agent, and Salomon Smith Barney Inc., as Arranger, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated August 14, 2000 (File No. 1-4858).

   10(v) 180-day Credit Agreement dated as of November 2, 2000 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger.

   10(w) 364-day Credit Agreement dated as of November 28, 2000 among Registrant as Borrower, certain Initial Lenders, Citibank, N.A. as Agent, First Union National Bank and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agents, Fortis (USA) Finance LLC., as Co-Agent, and Salomon Smith Barney Inc. as Arranger.

   11     Not applicable.

   12     Not applicable.

   13 Registrant's 2000 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

   16     Not applicable.

   18     Not applicable.

   21     List of Principal Subsidiaries.

   22     Not applicable.

   23     Consent of PricewaterhouseCoopers LLP.

   24 Powers of Attorney authorizing Douglas J. Wetmore and Stephen A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

   27     Financial Data Schedule (EDGAR version only).

   28     Not applicable.

   99     None.