Form 10-Q
period 2001-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2001-05-15
CIK 51253

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OF

                      THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 2001 Commission file number 1-4858
        --------------------------------------------------------------


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
                    ---------------------------------------
            (Exact Name of Registrant as specified in its charter)

                 New York                                   13-1432060
----------------------------------------------         --------------------
(State or other jurisdiction of incorporation             (IRS Employer
              or organization)                          Identification No.)


521 West 57th Street, New York, N.Y.                         10019-2960
----------------------------------------------          --------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code  (212) 765-5500



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]          No  [_]

     Number of shares outstanding as of May 4, 2001: 95,807,526

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                3/31/01          12/31/00
                                                                             --------------    ------------
Assets
------
Current Assets:
  Cash & Cash Equivalents                                                      $     65,934    $    128,869
  Short-term Investments                                                              5,469             369
  Trade Receivables                                                                 358,632         343,294
  Allowance For Doubtful Accounts                                                   (11,899)        (11,074)

  Inventories: Raw Materials                                                        216,944         243,327
               Work in Process                                                       21,621          21,212
               Finished Goods                                                       179,118         170,773
                                                                               ------------    ------------
               Total Inventories                                                    417,683         435,312
  Other Current Assets                                                              134,803         122,170
                                                                               ------------    ------------
  Total Current Assets                                                              970,622       1,018,940
                                                                               ------------    ------------
Property, Plant & Equipment, At Cost                                              1,050,988       1,141,301
Accumulated Depreciation                                                           (447,023)       (461,427)
                                                                               ------------    ------------
                                                                                    603,965         679,874
                                                                               ------------    ------------
Intangible Assets, net                                                              790,025         755,923
Other Assets                                                                         42,351          34,296
                                                                               ------------    ------------
Total Assets                                                                   $  2,406,963    $  2,489,033
                                                                               ============    ============

Liabilities and Shareholders' Equity
-------------------------------------
Current Liabilities:
  Bank Loans                                                                   $     26,024    $     43,633
  Commercial Paper                                                                  417,878         809,352
  Accounts Payable - Trade                                                           80,582          75,021
  Dividends Payable                                                                  14,365          14,614
  Income Taxes                                                                       43,999          61,073
  Other Current Liabilities                                                         201,218         175,324
                                                                               ------------    ------------
  Total Current Liabilities                                                         784,066       1,179,017
                                                                               ------------    ------------
Other Liabilities:
  Deferred Income Taxes                                                              76,251         103,151
  Long-term Debt                                                                    838,532         417,402
  Retirement and Other Liabilities                                                  175,231         158,204
                                                                               ------------    ------------
Total Other Liabilities                                                           1,090,014         678,757
                                                                               ------------    ------------
Shareholders' Equity:
  Common Stock (115,761,840 shares issued)                                           14,470          14,470
  Capital in Excess of Par Value                                                    129,899         133,041
  Restricted Stock                                                                   (3,077)              -
  Retained Earnings                                                               1,210,468       1,204,561
  Accumulated Other Comprehensive Income:
   Cumulative Translation Adjustment                                               (146,371)        (77,578)
   Accumulated Losses on Derivatives
    Qualifying as Hedges                                                             (1,597)             -
                                                                               -------------   ------------
                                                                                  1,203,792       1,274,494
  Treasury Stock, at cost - 19,988,321 shares in '01
   and 18,335,796 in '00                                                           (670,909)       (643,235)
                                                                               -------------   ------------
  Total Shareholders' Equity                                                        532,883         631,259
                                                                               -------------   ------------
Total Liabilities and Shareholders' Equity                                     $  2,406,963    $  2,489,033
                                                                               ============    ============

See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                       CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands except per share amounts)
                                  (Unaudited)

                                                                                    3 Months Ended 3/31
                                                                               ----------------------------
                                                                                    2001           2000
                                                                               ------------    ------------
  Net Sales                                                                    $    483,661    $    369,912
                                                                               ------------    ------------
  Cost of Goods Sold                                                                284,139         204,677
  Research and Development Expenses                                                  35,406          26,812
  Selling and Administrative Expenses                                                85,845          61,749
  Amortization of Goodwill and Other Intangibles                                     11,355            -
  Nonrecurring Charges                                                               12,420           9,354
  Interest Expense                                                                   22,300           2,137
  Other (Income) Expense, Net                                                          (240)           (329)
                                                                               ------------    ------------
                                                                                    451,225         304,400
                                                                               ------------    ------------
  Income Before Taxes on Income                                                      32,436          65,512
  Taxes on Income                                                                    12,164          21,736
                                                                               ------------    ------------
  Net Income                                                                         20,272          43,776

  Other Comprehensive Income:
    Foreign Currency Translation Adjustments                                        (68,793)        (15,042)
    Accumulated Losses on Derivatives
      Qualifying as Hedges                                                           (1,597)           -
                                                                               ------------    ------------
  Comprehensive Income                                                         $    (50,118)   $     28,734
                                                                               ============    ============

  Net Income Per Share-Basic                                                          $0.21           $0.42

  Net Income Per Share-Diluted                                                        $0.21           $0.42

  Average Number of Shares Outstanding-Basic                                         96,984         104,264

  Average Number of Shares Outstanding-Diluted                                       97,586         104,285

  Dividends Paid Per Share                                                            $0.15           $0.38

  See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    3 Months Ended 3/31
                                                                               ----------------------------
                                                                                    2001           2000
                                                                                -----------    ------------
  Cash Flows From Operating Activities:
  -------------------------------------
  Net Income                                                                   $     20,272    $     43,776

  Adjustments to Reconcile to Net Cash
   Provided by Operations:
     Depreciation and Amortization                                                   29,413          14,500
     Deferred Income Taxes                                                           (1,606)         (2,116)
     Changes in Assets and Liabilities:
       Current Receivables                                                          (25,641)        (22,400)
       Inventories                                                                    5,456          20,713
       Current Payables                                                             (33,470)        (26,644)
       Other, Net                                                                   (17,496)         15,626
                                                                                -----------    ------------
  Net Cash (Used in) Provided by Operations                                         (23,072)         43,455
                                                                                -----------    ------------
  Cash Flows From Investing Activities:
  -------------------------------------

  Proceeds From Sales/Maturities of Short-term Investments                              328             127
  Purchases of Short-term Investments                                                (5,492)           -
  Additions to Property, Plant & Equipment                                           (9,353)        (17,852)
  Proceeds From Disposal of Assets                                                    1,474           3,392
                                                                                -----------    ------------
  Net Cash Used in Investing Activities                                             (13,043)        (14,333)
                                                                                -----------    ------------
  Cash Flows From Financing Activities:
  -------------------------------------

  Cash Dividends Paid to Shareholders                                               (14,614)        (39,882)
  (Decrease) Increase in Bank Loans                                                 (12,445)          5,060
  (Decrease) Increase in Commercial Paper                                          (391,474)         41,972
  Increase in Long-term Debt                                                        429,208          11,374
  Decrease in Long-term Debt                                                         (2,869)           (235)
  Proceeds From Issuance of Stock Under Stock Option Plans                            -               1,116
  Purchase of Treasury Stock                                                        (34,109)        (59,174)
                                                                                -----------    ------------
  Net Cash Used in Financing Activities                                             (26,303)        (39,769)
                                                                                -----------    ------------

  Effect of Exchange Rate Changes on Cash and Cash Equivalents                         (517)           (425)
                                                                                -----------    ------------
  Net Change in Cash and Cash Equivalents                                           (62,935)        (11,072)

  Cash and Cash Equivalents at Beginning of Year                                    128,869          62,135
                                                                                -----------    ------------

  Cash and Cash Equivalents at End of Period                                   $     65,934    $     51,063
                                                                                ===========    ============


  Interest Paid                                                                $     21,844    $      2,323

  Income Taxes Paid                                                            $     35,379    $     20,934

  See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 2000 Annual Report to Shareholders. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

Derivative Instruments and Hedging Activities:

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effect of adopting this Standard was not material.

The Company has entered into various interest rate swaps with the objective of managing exposure to interest rate risk. In anticipation of the debt issued in May 2001, the Company had outstanding U.S. treasury locks with notional amounts of $400.0 million at March 31, 2001. The Company has designated these swaps as qualified cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and will be recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company did not have any ineffective interest rate swaps at March 31, 2001.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. The Company also enters into foreign currency forward contracts to reduce cash flow volatility associated with anticipated purchases of certain raw materials used in operations. At March 31, 2001, the Company had outstanding foreign currency forward contracts of approximately $53.0 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company did not have any ineffective foreign currency forward contracts at March 31, 2001.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $12.4 million ($7.8 million after tax) in the first quarter 2001, related primarily to employee separation costs and other reorganization activities. There were no significant non-cash related elements included in the first quarter 2001 charge. The majority of the pretax nonrecurring charges recorded in the first quarter 2001 relate to operations in Asia-Pacific ($4.5 million) and North America, including corporate ($4.2 million). For Europe, Latin America and CAME, first quarter 2001 charges totaled $1.7 million, $1.2 million and $0.8 million, respectively. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the reserves related to the nonrecurring charges were as follows (in thousands):

                                                  Employee -       Asset-Related
                                                   Related           and Other          Total
                                                ----------------------------------------------
Balance December 31, 2000                          $24,379             $ 2,053         $26,432
Additional Reserves                                  4,847               7,573          12,420
Utilized in 2001                                    (5,028)             (3,188)         (8,216)
                                                   -------             -------         -------
Balance March 31, 2001                             $24,198             $ 6,438         $30,636
                                                   =======             =======         =======

The balance of the reserves is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

Segment Information:

The Company acquired Bush Boake Allen ("BBA"), effective November 3, 2000, and BBA operating results are included in the Company's consolidated results from that date.

As previously announced, effective January 1, 2001 the Company was reorganized into five geographic regions with an individual manager responsible for each region. The five regions include North America, Europe, the newly-constituted Central Asia, Middle East ("CAME"), Latin America and Asia-Pacific; previously Europe and CAME had been combined as one geographic region - Europe, Africa and the Middle East ("EAME"). North and Latin America and Asia-Pacific were unaffected by the geographic reorganization.

The Company's reportable segment information, based on geographic area, for the first three months 2001 and 2000 follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the separation of EAME into the regions of Europe and CAME. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill and other intangibles, the effects of nonrecurring items and accounting changes, and income tax expense.

-----------------------------------------------------------------------------------------------------------------------------
                                         North                             Latin        Asia-
2001 (Dollars in thousands)             America   Europe     CAME         America      Pacific    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $157,582  $175,287   $19,894       $61,490       $69,408      $     --       $483,661
Transfers between areas                  23,365    34,336       224           385         3,909       (62,219)            --
-----------------------------------------------------------------------------------------------------------------------------
Total sales                            $180,947  $209,623   $20,118       $61,875       $73,317      $(62,219)      $483,661
=============================================================================================================================
Operating profit                       $ 18,708  $ 43,098   $ 2,659       $13,422       $15,560      $ (1,196)      $ 92,251
===============================================================================================================
Corporate and other unallocated
 expenses                                                                                                            (13,980)
Amortization of goodwill and
 other intangibles                                                                                                   (11,355)
Nonrecurring charges                                                                                                 (12,420)
Interest expense                                                                                                     (22,300)
Other income (expense), net                                                                                              240
                                                                                                             ----------------
Income before taxes on income                                                                                       $ 32,436
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                        North                             Latin         Asia-
2000 (Dollars in thousands)            America    Europe     CAME        America      Pacific     Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $114,747  $144,157   $5,910       $55,244       $49,854      $     --       $369,912
Transfers between areas                  12,377    34,418        2           312         2,981       (50,090)            --
-----------------------------------------------------------------------------------------------------------------------------
Total sales                            $127,124  $178,575   $5,912       $55,556       $52,835      $(50,090)      $369,912
=============================================================================================================================
Operating profit                       $ 16,627  $ 47,565   $1,335       $10,595       $10,432      $ (1,264)      $ 85,290
==============================================================================================================
Corporate and other unallocated
 expenses                                                                                                            (8,616)
Nonrecurring charges                                                                                                 (9,354)
Interest expense                                                                                                     (2,137)
Other income (expense), net                                                                                             329
                                                                                                            -----------------
Income before taxes on income                                                                                      $ 65,512
=============================================================================================================================

Net Income Per Share:

Options to purchase 4,549,224 shares and 4,518,805 shares were outstanding for the first quarter of 2001 and 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Comprehensive Income:

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at March 31, 2001, was ($148.0 million) compared to ($77.6 million) at December 31, 2000. Changes in the component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation. Included in the cumulative translation adjustment at March 31, 2001 is the effect of the previously disclosed change in functional currency for certain subsidiaries from the U.S. dollar to local currency, effective January 1, 2001. Accumulated losses on derivatives qualifying as hedges were $1.6 million at March 31, 2001 and are included in the accumulated comprehensive income component of Shareholders' Equity.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of March 31, 2001 pending the final valuation of tangible and intangible assets acquired and the quantification of certain liabilities assumed. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At March 31, 2001, goodwill and other intangible assets, net of accumulated amortization, was $790.0 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to revisions associated with further quantification of certain liabilities assumed in connection with the merger, primarily related to integration of the BBA operations.

The following unaudited pro-forma results of operations give effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.


                                                           3 Months Ended
     (Dollars in thousands except per share amounts)           3/31/00
     --------------------------------------------------------------------
     Net sales                                                $485,818
     Net income                                                 29,724
     Net income per share-basic                                  $0.29
     Net income per share-diluted                                $0.29


Restricted Stock:

In January 2001, the Company awarded approximately 190,000 IFF Stock Units ("Units") to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's Common Stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the Unit's vesting period. The amount of compensation expense recognized in the first quarter was not significant. The unvested Units are reported as Restricted Stock on the Company's Consolidated Balance Sheet.

Borrowings:

At March 31, 2001, the Company's outstanding commercial paper had an average interest rate of 5.95%. Commercial paper maturities did not extend beyond June 15, 2001. Long-term debt increased $429.2 million in the first three months of 2001 due to the reclassification of short-term borrowings as a result of the issuance of $700.0 million of 6.45% five-year notes in the 144A private placement market on May 2, 2001. The notes mature May 15, 2006. Long-term debt also includes a financing agreement with a major European financial institution that provides for $125.0 million (Euro 140.0 million) of debt issued with maturities to 2005 and 2006. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. Proceeds from long-term debt were used to reduce commercial paper outstanding. As discussed in Note 8 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders, the Company classified $400.0 million of commercial paper as noncurrent in the December 31, 2000 consolidated balance sheet.

Intangible Assets, net:

 (Dollars in thousands)       3/31/01   12/31/00
 -----------------------------------------------
 Goodwill                    $649,762  $ 563,897
 Trademarks and other         160,841    199,058
                             --------  ---------
                              810,603    762,955
 Accumulated amortization      20,578      7,032
                             --------  ---------
                             $790,025   $755,923
                             ========  =========

Changes in the value of intangibles reflect the further adjustments of the preliminary allocation of the BBA purchase accounting.

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2001 classifications.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

Operations
----------

Worldwide net sales for the first quarter of 2001 were $483.7 million, compared to reported sales in the first quarter 2000 of $369.9 million. The Company acquired BBA effective November 3, 2000; BBA's sales and operating results are included in the Company's consolidated results. On a pro forma basis, first quarter 2000 sales of the combined Company totaled $485.8 million.

On a local currency basis, consolidated first quarter 2001 sales increased approximately 3% in comparison to the first quarter 2000 pro forma sales. However, the local currency sales gains were unfavorably impacted on translation into the continuing strong U.S. dollar, resulting in the flat sales in reported dollars. For the quarter, there was an approximate 8-9% unfavorable exchange effect on translating European results into the U.S. dollar, and a 4% unfavorable effect on translation of Asia-Pacific results. Local currency sales increases were led by Europe, which achieved an increase of 7%, and by Asia-Pacific which increased 4%; local currency sales in Central Asia Middle East ("CAME") increased 1%. Latin America sales increased 2% while North America sales increased 1%.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first three months 2001 and 2000 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales as though the acquisition of BBA had taken place as of January 1, 2000.

                                                 First Three Months
                                                 ------------------
                                                     IFF Alone   Pro-Forma
                                           2001         2000        2000
                                           ----         ----        ----
 Cost of Goods Sold                        58.7%        55.3%       57.2%
 Research and Development Expenses          7.3%         7.2%        7.0%
 Selling and Administrative Expenses       17.7%        16.7%       17.7%

The above table reflects the reclassification of shipping and handling costs for 2000 (both reported and pro-forma) from Selling expense to Cost of goods sold in accordance with guidance established by Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The amount reclassified in the first quarter 2000 was $3.6 million.

Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma percentage primarily due to the unfavorable absorption of manufacturing costs resulting from the relative weakness in the North America flavors business and partially due to changes in product mix.

Research and development expenses were somewhat higher due to increased activities in this area. Selling and administrative expenses are comparable with the pro-forma 2000 expenses.

Net income for the first quarter of 2001, totaled $20.3 million compared to reported net income in the first quarter 2000 of $43.8 million. The amounts for the first three months of 2001 and 2000 include the effects of the nonrecurring charges discussed below. Excluding these charges, net income for the first quarter 2001 and 2000 was $28.0 million and $50.0 million, respectively. On a pro-forma basis, first quarter 2000 net income totaled $29.7 million including nonrecurring charges, and $36.0 million excluding such charges.

The effective tax rate for the first quarter of 2001 was 37.5% compared to reported 33.2% and pro-forma 38.7% for the comparable period in 2000. The lower effective rate compared to the pro-forma rate reflects the effects of lower tax rates in various tax jurisdictions in which the Company operates. The higher effective rate compared to the reported rate results from the amortization of goodwill which tax laws preclude the Company's deduction from taxable income.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $12.4 million ($7.8 million after tax) in the first quarter 2001, related primarily to employee separation costs and other reorganization activities. There were no significant non-cash related elements included in the first quarter 2001 charge. The majority of the pretax nonrecurring charges recorded in the first quarter 2001 relate to operations in Asia-Pacific ($4.5 million) and North America, including corporate ($4.2 million). For Europe, Latin America and CAME, first quarter 2001 charges totaled $1.7 million, $1.2 million and $0.8 million, respectively. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the reserves related to the nonrecurring charges were as follows (in thousands):

                              Employee -      Asset-Related
                               Related          and Other         Total
                             ---------------------------------------------
  Balance December 31, 2000    $24,379           $ 2,053         $26,432
  Additional Reserves            4,847             7,573          12,420
  Utilized in 2001              (5,028)           (3,188)         (8,216)
                               -------           -------         -------
  Balance March 31, 2001       $24,198           $ 6,438         $30,636
                               =======           =======         =======

The balance of the reserves is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of March 31, 2001 pending the final valuation of tangible and intangible assets acquired and the quantification of certain liabilities assumed. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At March 31, 2001, goodwill and other intangible assets, net of accumulated amortization, was $790.0 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to revisions associated with further quantification of certain liabilities assumed in connection with the merger, primarily releated to integration of the BBA operations.

Pro-Forma Financial Data:

The following unaudited pro-forma income statement gives effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                              Pro-Forma
     (Amounts in thousands)                            3 Months Ended 3/31/00
     ------------------------------------------------------------------------

     Net Sales                                                 $485,818
                                                               --------

     Cost of Goods Sold                                         278,086
     Research and Development Expenses                           33,917
     Selling and Administrative Expenses                         86,179
     Amortization of Goodwill and Other Intangibles              10,548
     Nonrecurring Charges                                         9,354
     Interest Expense                                            18,923
     Other (income) expense, net                                    324
                                                               --------
                                                                437,331
                                                               --------
     Income Before Taxes on Income                               48,487
     Taxes on Income                                             18,763
                                                               --------
     Net Income                                                $ 29,724
                                                               ========

The Company's pro-forma reportable segment information, based on geographic area, for the first three months 2000 follows. The pro-forma reportable segment information gives effect to the BBA acquisition as if it had occurred as of January 1, 2000.


------------------------------------------------------------------------------------------------------------------------------
Pro-Forma (includes BBA)                 North                             Latin         Asia-
2000 (Dollars in thousands)             America   Europe     CAME         America       Pacific    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $154,858  $179,637   $21,445       $60,346       $69,532      $     --       $485,818
Transfers between areas                  18,884    41,552       296           312         2,992       (64,036)            --
------------------------------------------------------------------------------------------------------------------------------
Total sales                            $173,742  $221,189   $21,741       $60,658       $72,524      $(64,036)      $485,818
==============================================================================================================================
Operating profit                       $ 22,983  $ 50,737   $ 4,112       $10,719       $13,159      $ (1,203)      $100,507
===============================================================================================================
Corporate and other unallocated
 expenses                                                                                                            (12,871)
Amortization of goodwill and
 other intangibles                                                                                                   (10,548)
Nonrecurring charges                                                                                                  (9,354)
Interest expense                                                                                                     (18,923)
Other income (expense), net                                                                                             (324)
                                                                                                             ---------------
Income before taxes on income                                                                                       $ 48,487
==============================================================================================================================

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $71.4 million at March 31, 2001. Working capital, at March 31, 2001 was $186.6 million compared to $409.9 million at December 31, 2000, excluding commercial paper used to finance the BBA acquisition. Gross additions to property, plant and equipment during the first three months of 2001 were $9.4 million.

At March 31, 2001, the Company's outstanding commercial paper had an average interest rate of 5.95%. Commercial paper maturities did not extend beyond June 15, 2001. Long-term debt increased $429.2 million in the first three months of 2001 due to the reclassification of short-term borrowings as a result of the issuance of $700.0 million of 6.45% five-year notes in the 144A private placement market on May 2, 2001. The notes mature May 15, 2006. Long-term debt also includes a financing agreement with a major European financial institution that provides for $125.0 million (Euro 140.0 million) of debt issued with maturities to 2005 and 2006. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. Proceeds from long-term debt were used to reduce commercial paper outstanding. As discussed in Note 8 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders, the Company classified $400.0 million of commercial paper as noncurrent in the December 31, 2000 consolidated balance sheet.

In January 2001, the Company paid a quarterly cash dividend of $.15 per share to shareholders. The Company repurchased approximately 1.7 million shares in the first quarter 2001. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2001, the Company had approximately 0.2 million shares authorized to repurchase under its April 2000 repurchase plan and an additional $100.0 million under its September 2000 repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission as of December 31, 2000.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)  Exhibits
            --------

            Number
            ------

            3 Amendment to By-laws of Registrant adopted March 13, 2001 effective May 16, 2001.

       (b)  Reports on Form 8-K
            -------------------

            Registrant filed the following reports on Form 8-K since the beginning of the quarter for which this report on Form 10-Q is filed:

               . Report on Form 8-K/A dated January 17, 2001 presenting certain unaudited pro-forma financial statements for Registrant and Bush Boake Allen Inc. through September 30, 2000, on an individual and combined basis.

               .    Report  on Form  8-K  dated  March  2,  2001  containing  as exhibits Press Release dated February 20, 2001 on Registrant's reorganization and the status of the Bush Boake Allen Inc. integration and Transcript of an Internet Conference Call held February 20, 2001 re same.

               . Report on Form 8-K dated April 27, 2001 containing a description of, and certain unaudited pro-forma financial statements relating to, the reorganization of Registrant's geographic reporting regions effective January 1, 2001.

               . Report on Form 8-K dated April 27, 2001 containing as an exhibit Press Release dated April 27, 2001 announcing Registrant's offering of $500.0 million in five-year notes
                    to  repay  a  portion  of   outstanding   commercial   paper
                    borrowings.

               .    Report  on Form  8-K  dated  May 4,  2001  containing  as an exhibit Press Release dated May 3, 2001 announcing Registrant's agreement to sell $700.0 million in 6.45% notes due 2006 to repay a portion of outstanding commercial paper borrowings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 15, 2001           By: /S/ DOUGLAS J. WETMORE
                                 ----------------------------------------------
                                  Douglas J. Wetmore, Senior Vice President and
                                      Chief Financial Officer



Dated: May 15, 2001           By: /S/ STEPHEN A. BLOCK
                                 -----------------------------------------------
                                  Stephen A. Block, Senior Vice President,
                                  General Counsel and Secretary