Form 10-Q
period 2001-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2001-08-14
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 2001 Commission file number 1-4858
          -------------------------------------------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)


                New York                                       13-1432060
---------------------------------------------         --------------------------
(State or other jurisdiction of incorporation                (IRS Employer
           or organization)                                identification No.)



521 West 57th Street, New York, N.Y.                            10019-2960
-------------------------------------                 --------------------------
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

                    Yes      X                No
                        ------------             -------------

    Number of shares outstanding as of August 7, 2001:  95,563,457

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                               6/30/01             12/31/00
                                                             -----------         -----------
Assets
------
Current Assets:
   Cash & Cash Equivalents                                   $    60,689         $   128,869
   Short-term Investments                                            408                 369
   Trade Receivables                                             379,586             343,294
   Allowance For Doubtful Accounts                               (12,111)            (11,074)

   Inventories: Raw Materials                                    218,463             243,327
                Work in Process                                   17,749              21,212
                Finished Goods                                   182,406             170,773
                                                             -----------         -----------
                Total Inventories                                418,618             435,312
   Deferred Income Taxes                                          68,780              62,057
   Other Current Assets                                           60,612              60,113
                                                             -----------         -----------
   Total Current Assets                                          976,582           1,018,940
                                                             -----------         -----------

Property, Plant & Equipment, At Cost                           1,043,161           1,141,301
Accumulated Depreciation                                        (458,532)           (461,427)
                                                             -----------         -----------
                                                                 584,629             679,874
                                                             -----------         -----------
Intangible Assets, net                                           780,544             755,923
Other Assets                                                      43,551              34,296
                                                             -----------         -----------
Total Assets                                                 $ 2,385,306         $ 2,489,033
                                                             ===========         ===========


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans                                                $    22,579         $    43,633
   Commercial Paper                                              422,673             809,352
   Accounts Payable-Trade                                         86,957              75,021
   Dividends Payable                                              14,357              14,614
   Income Taxes                                                   33,154              61,073
   Other Current Liabilities                                     196,970             175,324
                                                             -----------         -----------
   Total Current Liabilities                                     776,690           1,179,017
                                                             -----------         -----------

Other Liabilities:
   Deferred Income Taxes                                          71,892             103,151
   Long-term Debt                                                816,278             417,402
   Retirement and Other Liabilities                              181,837             158,204
                                                             -----------         -----------
Total Other Liabilities                                        1,070,007             678,757
                                                             -----------         -----------

Shareholders' Equity:
   Common Stock (115,761,840 shares issued)                       14,470              14,470
   Capital in Excess of Par Value                                129,076             133,041
   Restricted Stock                                               (1,525)                  -
   Retained Earnings                                           1,229,116           1,204,561
   Accumulated Other Comprehensive Income (Loss):
      Cumulative Translation Adjustment                         (155,164)            (77,578)
      Accumulated Losses on Derivatives
        Qualifying as Hedges                                      (1,776)                  -
                                                             -----------         -----------
                                                               1,214,197           1,274,494
   Treasury Stock, at cost - 20,112,158 shares in '01
      and 18,335,796 in '00                                     (675,588)           (643,235)
                                                             -----------         -----------
   Total Shareholders' Equity                                    538,609             631,259
                                                             -----------         -----------
Total Liabilities and Shareholders' Equity                   $ 2,385,306         $ 2,489,033
                                                             ===========         ===========



See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                          3 Months Ended 6/30
                                                      ---------------------------
                                                        2001              2000
                                                      ---------         ---------
Net Sales                                             $ 478,216         $ 368,759
                                                      ---------         ---------

Cost of Goods Sold                                      269,506           203,562
Research and Development Expenses                        35,502            26,945
Selling and Administrative Expenses                      81,001            61,754
Amortization of Goodwill and Other Intangibles           11,400                 -
Nonrecurring Charges                                      8,780                 -
Interest Expense                                         17,634             3,074
Other (Income) Expense, Net                               1,006               203
                                                      ---------         ---------
                                                        424,829           295,538
                                                      ---------         ---------
Income Before Taxes on Income                            53,387            73,221
Taxes on Income                                          20,382            24,305
                                                      ---------         ---------
Net Income                                               33,005            48,916

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments              (8,793)             (186)
   Accumulated Losses on Derivatives
     Qualifying as Hedges                                  (179)                -
                                                      ---------         ---------
Comprehensive Income                                  $  24,033         $  48,730
                                                      =========         =========

Net Income Per Share - Basic                              $0.34             $0.48

Net Income Per Share - Diluted                            $0.34             $0.48

Average Number of Shares Outstanding - Basic             95,756           102,359

Average Number of Shares Outstanding - Diluted           96,735           102,387

Dividends Paid Per Share                                  $0.15             $0.38

                                                          6 Months Ended 6/30
                                                      ---------------------------
                                                        2001              2000
                                                      ---------         ---------
Net Sales                                             $ 961,877         $ 738,671
                                                      ---------         ---------

Cost of Goods Sold                                      553,645           408,239
Research and Development Expenses                        70,908            53,757
Selling and Administrative Expenses                     166,846           123,503
Amortization of Goodwill and Other Intangibles           22,755                 -
Nonrecurring Charges                                     21,200             9,354
Interest Expense                                         39,934             5,211
Other (Income) Expense, Net                                 766              (126)
                                                      ---------         ---------
                                                        876,054           599,938
                                                      ---------         ---------
Income Before Taxes on Income                            85,823           138,733
Taxes on Income                                          32,546            46,041
                                                      ---------         ---------
Net Income                                               53,277            92,692

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments             (77,586)          (15,228)
   Accumulated Losses on Derivatives
     Qualifying as Hedges                                (1,776)                -
                                                      ---------         ---------
Comprehensive Income (Loss)                           $ (26,085)        $  77,464
                                                      =========         =========

Net Income Per Share - Basic                              $0.55             $0.90

Net Income Per Share - Diluted                            $0.55             $0.90

Average Number of Shares Outstanding - Basic             96,370           103,311

Average Number of Shares Outstanding - Diluted           97,161           103,336

Dividends Paid Per Share                                  $0.30             $0.76


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        6 Months Ended 6/30
                                                                    ---------------------------
                                                                      2001              2000
                                                                    ---------         ---------
Cash Flows From Operating Activities:
-------------------------------------
Net Income                                                          $  53,277         $  92,692

Adjustments to Reconcile to Net Cash
  Provided by Operations:

      Depreciation and Amortization                                    62,330            29,694
      Deferred Income Taxes                                            (2,031)           (8,102)
      Changes in Assets and Liabilities:
         Current Receivables                                          (52,108)          (50,320)
         Inventories                                                     (260)           38,671
         Current Payables                                             (31,353)            1,608
         Other, Net                                                    (3,108)           11,211
                                                                    ---------         ---------
Net Cash Provided by Operations                                        26,747           115,454
                                                                    ---------         ---------

Cash Flows From Investing Activities:
-------------------------------------

Proceeds from Investments                                               5,420               124
Purchases of Investments                                              (15,546)             (273)
Additions to Property, Plant & Equipment                              (20,160)          (36,562)
Proceeds from Disposal of Assets                                        2,522             4,272
                                                                    ---------         ---------
Net Cash Used in Investing Activities                                 (27,764)          (32,439)
                                                                    ---------         ---------

Cash Flows From Financing Activities:
-------------------------------------

Cash Dividends Paid to Shareholders                                   (28,979)          (79,035)
(Decrease) Increase in Bank Loans                                     (14,648)           15,680
Net Change in Commercial Paper Outstanding                           (386,880)           81,087
Net Proceeds from Long-term Debt                                      429,013            13,747
Repayments of Long-term Debt                                          (20,926)             (541)
Proceeds From Issuance of Stock Under Stock Option Plans                1,151             1,319
Purchase of Treasury Stock                                            (39,967)         (125,213)
                                                                    ---------         ---------
Net Cash Used in Financing Activities                                 (61,236)          (92,956)
                                                                    ---------         ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents           (5,927)              209
                                                                    ---------         ---------

Net Change in Cash and Cash Equivalents                               (68,180)           (9,732)

Cash and Cash Equivalents at Beginning of Year                        128,869            62,135
                                                                    ---------         ---------

Cash and Cash Equivalents at End of Period                          $  60,689         $  52,403
                                                                    =========         =========



Interest Paid                                                       $  33,895         $   4,195

Income Taxes Paid                                                   $  58,150         $  45,039



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

New Accounting Pronouncements:

Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, was issued in June 2001. FAS 141 establishes accounting and reporting standards for business combinations. The provisions of FAS 141 will apply to all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. FAS 142 eliminates goodwill amortization from the income statement and requires an evaluation of goodwill impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. Impairment, if any, resulting from the initial application of the new standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Under this standard, other intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement.

The Company is currently evaluating the impact of adoption of FAS 142 on its recorded amount of goodwill and other intangible assets. Based on the preliminary acquisition accounting at June 30, 2001, adoption of this standard would eliminate annual amortization expense associated with goodwill of approximately $33.0 million. Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from the Company's income statement, any impairment would result in a charge as discussed above.

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

The Company enters into various interest rate swaps with the objective of managing and optimizing its interest rate exposure. On May 7, 2001, the Company realized a net gain of $3.5 million on the $700.0 million notional amount of U.S. Treasury lock hedges, which had been taken out in anticipation of the issuance of the 6.45% Notes due 2006. These swaps were designated as qualified cash flow hedges and the net gain is being amortized over the life of the Notes. Following the five-year Notes offering, the Company entered into a $700.0 million notional amount swap on May 18, 2001 to effectively convert the 6.45% coupon interest rate on the Notes to a short-term rate based upon three-month LIBOR (London Interbank Borrowing Rate) plus an interest mark-up. The all-in rate for the initial three-month setting is 4.81% and the Company has an interest benefit of approximately $1.3 million reflected in the current quarter interest expense. Since notional amount and the interest setting periods match the $700.0 million Note and coupon dates, this swap was designated as a fully effective, qualified hedge. Subsequently, on July 18, 2001 the Company terminated the swap and simultaneously entered into a new swap arrangement, which changed the short-term basis period from three-month LIBOR to six-month LIBOR, set as of the end of the period. As a result of market conditions and this change in swap basis period, the counterparty paid, and the Company received in cash, $7.8 million on July 20, 2001, the settlement date. The settlement will be amortized over the remaining life of the Notes. In addition, the Company received a small reduction in the interest rate markup going forward on the six-month, in arrears, basis. The Company has also designated this new swap as a fully effective, qualified hedge. The Company does not currently have any ineffective interest rate swaps nor did it have any ineffective interest rate swaps at June 30, 2001.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. The Company also enters into foreign currency forward contracts to reduce cash flow volatility associated with anticipated purchases of certain raw materials used in operations. At June 30, 2001, the Company had outstanding foreign currency forward contracts of approximately $68.6 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company did not have any ineffective foreign currency forward contracts at June 30, 2001.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $8.8 million ($5.7 million after tax) in the second quarter 2001, related primarily to employee separation costs and other reorganization activities. $2.5 million of this charge in North America related to a non-cash asset write-off. The majority of the pretax nonrecurring charges recorded in the second quarter 2001 relate to operations in North America, including corporate ($5.1 million) and Asia-Pacific ($2.0 million). For Europe and CAME, second quarter 2001 charges totaled $.3 million and $1.4 million, respectively. For the first half 2001, the Company recorded nonrecurring charges of $21.2 million ($13.4 million after tax). The year to date June 30, 2001 nonrecurring charges by area were North America including corporate $9.3 million, Asia-Pacific $6.5 million, Europe $2.0 million, CAME $2.2 million and Latin America $1.2 million. During the first half 2001, approximately 250 employees were affected by the program. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the reserves related to the nonrecurring charges were as follows (in thousands):

                                 Employee-      Asset-Related
                                 Related         and Other           Total
                                 --------         --------         --------
Balance December 31, 2000        $ 24,379         $  2,053         $ 26,432
Additional Charges                  8,821           12,379           21,200
Asset Write-offs and Cash
  Costs in 2001                    (8,951)         (12,919)         (21,870)
                                 --------         --------         --------
Balance June 30, 2001            $ 24,249         $  1,513         $ 25,762
                                 ========         ========         ========

The balance of the reserve is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied. There have been no reversals of previously established reserves.

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

The Company's reportable segment information, based on geographic area, follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the separation of EAME into the regions of Europe and CAME. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill and other intangibles, the effects of nonrecurring items and accounting changes, and income tax expense.

                                                      Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                           North                                  Latin  Asia-Pacific
(Dollars in thousands)                   America       Europe         CAME      America                  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $164,181     $163,172     $ 20,453     $ 61,758     $ 68,652        $      -      $ 478,216
Transfers between areas                   20,637       38,255        2,119          272        4,658         (65,941)             -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $184,818     $201,427     $ 22,572     $ 62,030     $ 73,310        $(65,941)     $ 478,216
====================================================================================================================================
Operating profit                        $ 25,302     $ 42,322     $  5,188     $ 13,859     $ 17,356        $    149      $ 104,176
=====================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (11,969)
Amortization of goodwill and
  other intangibles                                                                                                         (11,400)
Nonrecurring charges                                                                                                         (8,780)
Interest expense                                                                                                            (17,634)
Other income (expense), net                                                                                                  (1,006)
                                                                                                                       -------------
Income before taxes on income                                                                                             $  53,387
====================================================================================================================================

                                                  Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           North                                  Latin  Asia-Pacific
(Dollars in thousands)                   America       Europe         CAME      America                  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $121,199     $131,968      $ 5,181     $ 57,770     $ 52,641        $      -      $ 368,759
Transfers between areas                   15,239       28,182            2          456        3,212         (47,091)             -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $136,438     $160,150      $ 5,183     $ 58,226     $ 55,853        $(47,091)     $ 368,759
====================================================================================================================================
Operating profit                        $ 17,755     $ 42,745      $   957     $ 12,471     $ 11,890        $  1,587      $  87,405
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (10,907)
Nonrecurring charges                                                                                                              -
Interest expense                                                                                                             (3,074)
Other income (expense), net                                                                                                    (203)
                                                                                                                       -------------
Income before taxes on income                                                                                             $  73,221
====================================================================================================================================

                                                    Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                           North                                  Latin  Asia-Pacific
(Dollars in thousands)                   America       Europe         CAME      America                  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $321,763     $338,459      $40,347     $123,248     $138,060       $       -        $961,877
Transfers between areas                   44,002       72,591        2,343          657        8,567        (128,160)              -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $365,765     $411,050      $42,690     $123,905     $146,627       $(128,160)       $961,877
====================================================================================================================================
Operating profit                         $44,010     $ 85,420       $7,847      $27,281      $32,916       $  (1,047)       $196,427
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (25,949)
Amortization of goodwill and
  other intangibles                                                                                                         (22,755)
Nonrecurring charges                                                                                                        (21,200)
Interest expense                                                                                                            (39,934)
Other income (expense), net                                                                                                    (766)
                                                                                                                       -------------
Income before taxes on income                                                                                                $85,823
====================================================================================================================================

                                                     Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           North                                  Latin  Asia-Pacific
(Dollars in thousands)                   America       Europe         CAME      America                  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $235,946     $276,125      $11,091     $113,014     $102,495       $       -        $738,671
Transfers between areas                   27,616       62,600            4          768        6,193         (97,181)              -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $263,562     $338,725      $11,095     $113,782     $108,688       $ (97,181)       $738,671
====================================================================================================================================
Operating profit                         $34,382      $90,310       $2,292      $23,066      $22,322       $     323       $172,695
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (19,523)
Nonrecurring charges                                                                                                         (9,354)
Interest expense                                                                                                             (5,211)
Other income (expense), net                                                                                                     126
                                                                                                                       -------------
Income before taxes on income                                                                                              $138,733
====================================================================================================================================


Net Income Per Share:

Options to purchase 5,291,376 and 4,920,300 shares were outstanding for the second quarter and the first half of 2001, respectively, and for 4,978,728 and 4,748,767 for the second quarter and first half of 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Comprehensive Income:

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at June 30, 2001, was ($156.9 million) compared to ($77.6 million) at December 31, 2000. Changes in the cumulative translation adjustment component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation. Included in the cumulative translation adjustment at June 30, 2001 is the effect of the previously disclosed change in functional currency for certain subsidiaries from the U.S. dollar to local currency, effective January 1, 2001. Accumulated losses on derivatives qualifying as hedges totaled $1.8 million at June 30, 2001 and are also included in the accumulated comprehensive income component of Shareholders' Equity.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of June 30, 2001 pending the final valuation of tangible and intangible assets acquired and the quantification of certain liabilities assumed. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At June 30, 2001, goodwill and other intangible assets, net of accumulated amortization, was $780.5 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to further quantification of certain liabilities assumed in connection with the merger, primarily associated with the integration of the BBA operations into the Company.

The Company has established reserves relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions are recognized as a component of the purchase accounting resulting in an increase to goodwill; such costs do not directly impact current earnings.

Movements in the reserves related to the acquisition accounting effects were as follows (in thousands):

                                Employee-        Asset-Related
                                 Related          and Other         Total
                                 --------         --------         --------
Balance December 31, 2000        $  4,103         $ 10,330         $ 14,433
Additional Charges                 40,333           57,600           97,933
Asset Write-offs and Cash
  Costs in 2001                   (11,856)          (2,375)         (14,231)
                                 --------         --------         --------
Balance June 30, 2001            $ 32,580         $ 65,555         $ 98,135
                                 ========         ========         ========

The following unaudited pro-forma results of operations give effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                    3 Months Ended      6 Months Ended
(Dollars in thousands except per share amounts)         6/30/00            6/30/00
--------------------------------------------------------------------------------------
Net sales                                            $   490,889        $   976,707
Net income                                                36,024             65,748
Net income per share-basic                                 $0.35              $0.64
Net income per share-diluted                               $0.35              $0.64

Restricted Stock:

In January 2001, the Company awarded approximately 190,000 IFF Stock Units ("Units") to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's Common Stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the Units' vesting period. In the second quarter, the first two market price targets were achieved and, accordingly, 50% of these Units vested. Compensation expense of $1.6 million was recognized in the first half and is included in operating expenses. The remaining unvested Units are reported as Restricted Stock on the Company's Consolidated Balance Sheet.

Borrowings:

At June 30, 2001, the Company's total debt outstanding was $1,261.5 million, consisting of $816.3 million long-term debt and $445.2 million short-term debt. Long-term debt included $700.0 million of 6.45% Notes due May 15, 2006, which were issued May 2, 2001 in the U.S. 144A private placement market. The Company has in place a five-year EURO 140 million credit facility underwritten by a major European financial institution. The facility has a four-year fixed term component and a five-year revolving credit component. The Company's intent is to have the borrowing in place for the full term of the agreement. Long term debt included $103.2 million (EURO 120.0 million) under this facility. This amount represents a decrease in the second quarter, as cash was available to repay EURO
20.0 million of the revolving credit outstanding. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. Proceeds from the issuance of long-term debt were used to reduce commercial paper outstanding. Short-term debt included $422.6 million of commercial paper outstanding at June 30, 2001 at an average interest rate of 4.29%. Commercial paper maturities at June 30, 2001 did not extend beyond October 10, 2001. Additional short-term bank borrowing of $22.6 million were held in various countries, primarily in the Europe and Asia-Pacific regions.

Intangible Assets, net:

(Dollars in thousands)           6/30/01        12/31/00
--------------------------------------------------------
Goodwill                        $648,935        $563,897
Trademarks and other             161,173         199,058
                                --------        --------
                                 810,108         762,955
Accumulated amortization          29,564           7,032
                                --------        --------
                                $780,544        $755,923
                                ========        ========

Changes in the value of intangibles reflect adjustments of the preliminary allocation of the BBA purchase price as recorded at December 31, 2000.

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to 2001 classifications.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Operations
----------

Worldwide net sales for the second quarter of 2001 were $478.2 million, compared to reported sales in the second quarter 2000 of $368.8 million. The Company acquired BBA effective November 3, 2000; BBA's sales and operating results are included in the Company's consolidated results. On a pro-forma basis, second quarter 2000 sales of the combined Company totaled $490.9 million.

On a local currency basis, consolidated second quarter 2001 sales increased approximately 1% in comparison to the second quarter 2000 pro-forma sales. However, the local currency sales gains were unfavorably impacted on translation into the continuing strong U.S. dollar, resulting in a decrease of 3% in reported dollars on a pro-forma basis. For the quarter, there was an approximate 5% unfavorable exchange effect on translating European results into the U.S. dollar, and a 7% unfavorable effect on translation of Asia-Pacific results. Local currency sales increases were strongest in North America and Europe, with each region growing 2%. Asia-Pacific was flat in local currency reflecting weak economic conditions in Japan as well as political uncertainties in the Philippines and Indonesia. Latin America sales declined 4% for the quarter reflecting continued weakness in Argentina and Brazil.

For the first six months of 2001, worldwide net sales totaled $961.9 million, compared to prior year comparable period reported sales of $738.7 million. On a pro-forma basis, net sales for the six month period ended June 30, 2000 totaled $976.7 million. Local currency sales for the six months ended June 30, 2001 were strongest in Europe where sales increased 4% and Asia-Pacific which reported a 3% increase. North America sales were up 1% and Latin America sales declined 1% in relation to the comparable 2000 period. Had exchange rates been the same for the first six months of 2001 and 2000, on a pro-forma basis, sales would have increased 2%.

The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2001 and 2000, respectively, are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales as though the acquisition of BBA had taken place as of January 1, 2000.

                                                     Second Quarter
                                                     --------------
                                                        IFF Alone   Pro-Forma
                                             2001         2000         2000
                                             ----         ----         ----
Cost of Goods Sold                           56.4%        55.2%        57.4%
Research and Development Expenses             7.4%         7.3%         6.9%
Selling and Administrative Expenses          16.9%        16.7%        17.6%

The above table reflects the reclassification of shipping and handling costs for 2000 (both reported and pro-forma) from Selling expense to Cost of goods sold in accordance with guidance established by Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The amount reclassified in the second quarter 2000 was $4.3 million.

Cost of goods sold, as a percentage of net sales, decreased from the prior year pro-forma percentage by 1% as sales volumes in North America increased and the effects of the Company's integration efforts began to yield manufacturing efficiencies.

Research and development expenses in the second quarter were somewhat higher due to increased activities in this area. Selling and administrative expenses on a pro-forma basis declined in the second quarter as the benefits of the BBA integration were realized.

Net income for the second quarter of 2001, totaled $33.0 million compared to reported net income of $48.9 million in the second quarter of 2000. The results for 2001 include the effects of certain nonrecurring charges discussed below. Excluding such charges, net income for the second quarter 2001 was $38.7 million. On a pro-forma basis, second quarter 2000 net income totaled $36.0 million.

The effective tax rate for the second quarter of 2001 was 38.2% compared to reported 33.2% for the second quarter 2000. The pro-forma effective tax rate was 38.0% for the second quarter 2000. The higher effective tax rate in 2001 compared to the 2000 reported rate results from the amortization of goodwill which is not deductible for purposes of determination of the Company's taxable income.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six months 2001 and 2000, respectively, are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales as though the acquisition of BBA had taken place as of January 1, 2000.

                                                  First Six Months
                                                  ----------------
                                                     IFF Alone    Pro-Forma
                                           2001         2000         2000
                                           ----         ----         ----
Cost of Goods Sold                         57.6%        55.3%        57.3%
Research and Development Expenses           7.4%         7.3%         6.9%
Selling and Administrative Expenses        17.3%        16.7%        17.6%

The above table reflects the reclassification of shipping and handling costs for 2000 (both reported and pro-forma) from Selling expense to Cost of goods sold in accordance with guidance established by Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The amount reclassified in the first six months of 2000 was $7.9 million.

Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma percentage primarily due to the unfavorable absorption of manufacturing costs resulting from the relative weakness in the North America flavors business, and partially due to changes in product mix.

Research and development expenses for the six-month period were somewhat higher due to increased activities in this area. Selling and administrative expenses on a pro-forma basis declined in the six-month period as the benefits of the BBA integration were realized.

Net income for the first six months of 2001 totaled $53.3 million compared to net income in the first half 2000 of $92.7 million. The amounts for the first six months of 2001 and 2000 include the effects of certain nonrecurring charges discussed below. Excluding such charges, net income for the first half 2001 and 2000 was $66.7 million and $98.9 million, respectively. Pro-forma net income for the first half 2000 was $65.7 million including nonrecurring charges, and $72.0 million excluding such charges.

The effective tax rate was 37.9% for the first half 2001 compared to reported 33.2% for the first half 2000, and the pro-forma effective tax rate was 38.3% for the first half 2000. The higher effective tax rate in 2001 compared to the 2000 reported rate results from the amortization of goodwill which is not deductible for purposes of determination of the Company's taxable income.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $8.8 million ($5.7 million after tax) in the second quarter 2001, related primarily to employee separation costs and other reorganization activities. $2.5 million of this charge in North America related to a non-cash asset write-off. The majority of the pretax nonrecurring charges recorded in the second quarter 2001 relate to operations in North America, including corporate ($5.1 million) and Asia-Pacific ($2.0 million). For Europe and CAME, second quarter 2001 charges totaled $.3 million and $1.4 million, respectively. For the first half 2001, the Company recorded nonrecurring charges of $21.2 million ($13.4 million after tax). The year to date June 30, 2001 nonrecurring charges by area were North America including corporate $9.3 million, Asia-Pacific $6.5 million, Europe $2.0 million, CAME $2.2 million and Latin America $1.2 million. During the first half 2001, approximately 250 employees were affected by the program. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the reserves related to the nonrecurring charges were as follows (in thousands):

                                Employee-      Asset-Related
                                 Related         and Other          Total
                                 --------         --------         --------
Balance December 31, 2000        $ 24,379         $  2,053         $ 26,432
Additional Charges                  8,821           12,379           21,200
Asset Write-offs and Cash
  Costs in 2001                    (8,951)         (12,919)         (21,870)
                                 --------         --------         --------
Balance June 30, 2001            $ 24,249         $  1,513         $ 25,762
                                 ========         ========         ========

The balance of the reserve is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied. There have been no reversals of previously established reserves.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of June 30, 2001 pending the final valuation of tangible and intangible assets acquired and the quantification of certain liabilities assumed. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At June 30, 2001, goodwill and other intangible assets, net of accumulated amortization, was $780.5 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to further quantification of certain liabilities assumed in connection with the merger, primarily associated with the integration of the BBA operations into the Company.

The Company has established reserves relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions are recognized as a component of the purchase accounting resulting in an increase to goodwill; such costs do not directly impact current earnings.

Movements in the reserves related to the acquisition accounting effects were as follows (in thousands):

                                Employee-      Asset-Related
                                 Related         and Other          Total
                                 --------         --------         --------
Balance December 31, 2000        $  4,103         $ 10,330         $ 14,433
Additional Charges                 40,333           57,600           97,933
Asset Write-offs and
  Cash Costs in 2001              (11,856)          (2,375)         (14,231)
                                 --------         --------         --------
Balance June 30, 2001            $ 32,580         $ 65,555         $ 98,135
                                 ========         ========         ========

Pro-Forma Financial Data:

The following unaudited pro-forma income statement gives effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                                  Pro-Forma
                                                       3 Months Ended   6 Months Ended
     (Amounts in thousands)                                6/30/00         6/30/00
     --------------------------------------------------------------------------------
     Net Sales                                             $490,889        $976,707
                                                           --------        --------

     Cost of Goods Sold                                     281,649         559,735
     Research and Development Expenses                       33,831          67,748
     Selling and Administrative Expenses                     86,189         172,368
     Amortization of Goodwill and Other Intangibles          10,548          21,096
     Nonrecurring Charges                                         -           9,354
     Interest Expense                                        19,789          38,712
     Other (income) expense, net                                817           1,141
                                                           --------        --------
                                                            432,823         870,154
                                                           --------        --------
     Income Before Taxes on Income                           58,066         106,553
     Taxes on Income                                         22,042          40,805
                                                           --------        --------
     Net Income                                            $ 36,024        $ 65,748
                                                           ========        ========
     Net Income per share-basic                               $0.35           $0.64
     Net Income per share-diluted                             $0.35           $0.64


The Company's pro-forma reportable segment information, based on geographic area, for the three months ended June 30, 2000 follows. The pro-forma reportable segment information gives effect to the BBA acquisition as if it had occurred as of January 1, 2000.

-----------------------------------------------------------------------------------------------------------------------------------
Pro-Forma (includes BBA)                   North                                  Latin  Asia-Pacific
2000 (Dollars in thousands)              America       Europe         CAME      America                  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $164,123     $166,981     $ 21,279     $ 63,343     $75,163        $      -       $ 490,889
Transfers between areas                   21,850       35,222          237          456       3,225         (60,990)              -
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $185,973     $202,203     $ 21,516     $ 63,799     $78,388        $(60,990)      $ 490,889
==================================================================================================================================
Operating profit                        $ 25,688     $ 44,443     $  4,368     $ 12,755     $15,751        $  1,648       $ 104,653
=====================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (15,433)
Amortization of goodwill and
  other intangibles                                                                                                         (10,548)
Nonrecurring charges                                                                                                              -
Interest expense                                                                                                            (19,789)
Other income (expense), net                                                                                                    (817)
                                                                                                                      -------------
Income before taxes on income                                                                                             $  58,066
===================================================================================================================================

The Company's pro-forma reportable segment information, based on geographic area, for the first half 2000 follows. The pro-forma reportable segment information gives effect to the BBA acquisition as if it had occurred as of January 1, 2000.

------------------------------------------------------------------------------------------------------------------------------------
Pro-Forma (includes BBA)                   North                                  Latin  Asia-Pacific
2000 (Dollars in thousands)              America       Europe         CAME      America                  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $318,981     $346,618      $42,724     $123,689     $144,695       $       -      $976,707
Transfers between areas                   40,734       76,774          533          768        6,217        (125,026)            -
----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $359,715     $423,392      $43,257     $124,457     $150,912       $(125,026)     $976,707
==================================================================================================================================
Operating profit                        $ 48,671     $ 95,180      $ 8,480     $ 23,474     $ 28,910       $     445      $205,160
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                 (28,304)
Amortization of goodwill and
  other intangibles                                                                                                        (21,096)
Nonrecurring charges                                                                                                        (9,354)
Interest expense                                                                                                           (38,712)
Other income (expense), net                                                                                                 (1,141)
                                                                                                                        ----------
Income before taxes on income                                                                                             $106,553
====================================================================================================================================


Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $61.1 million at June 30, 2001. Working capital, at June 30, 2001 was $199.9 million compared to $409.9 million at December 31, 2000, excluding commercial paper used to finance the BBA acquisition. Gross additions to property, plant and equipment during the second quarter and first half of 2001 were $10.8 million and $20.2 million, respectively.

At June 30, 2001, the Company's outstanding commercial paper had an effective interest rate of 4.29%. Commercial paper maturities did not extend beyond October 10, 2001. Long-term debt increased $429.0 million in the first half of 2001 due to the issuance of $700.0 million of 6.45% five-year notes in the 144A private placement market on May 2, 2001, offset by commercial paper classified as noncurrent at December 31, 2000. The notes mature May 15, 2006. The Company has in place a five-year EURO 140 million credit facility underwritten by a major European financial institution. The facility has a four-year fixed term component and a five-year revolving credit component. The Company's intent is to have the borrowing in place for the full term of the agreement. Long term debt included $103.2 million (EURO 120.0 million) under this facility. This amount represents a decrease in the second quarter, as cash was available to repay EURO
20.0 million of the revolving credit outstanding. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. Proceeds from long-term debt were used to reduce commercial paper outstanding. As discussed in Note 8 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders, the Company classified $400.0 million of commercial paper as noncurrent in the December 31, 2000 consolidated balance sheet.

In each of January and April 2001, the Company paid a quarterly cash dividend of $.15 per share to shareholders. The Company repurchased approximately 1.9 million shares in the first half of 2001. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At June 30, 2001, the Company has approximately $100.0 million available under its September 2000 repurchase plan.

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

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

2001 Annual Meeting
-------------------

At the annual meeting of Registrant's shareholders held Wednesday, May 16, 2001, at which 79,109,517 shares, or 82.61%, of Registrant's Common Stock, were represented in person or by proxy, the ten nominees for director of Registrant, as listed in Registrant's proxy statement dated March 30, 2001 previously filed with the Commission, were duly elected to Registrant's Board of Directors. There was no solicitation of proxies in opposition to these nominees.

At such annual meeting, the shareholders also voted with respect to one other matter submitted for shareholder consideration as follows, the votes being legally sufficient to adopt the proposal:

                Proposal to approve Registrant's Global Employee
                               Stock Purchase Plan
               --------------------------------------------------

                                                    No. of Shares
                                                    -------------

            FOR                                       60,238,360

            AGAINST                                   10,323,070

            ABSTAIN AND NON-VOTING                     8,548,087

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits
          --------

10(a) Letter Amendment dated as of December 31, 2000 to the 364-day Credit Agreement dated as of November 28, 2000 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as Agent, First Union National Bank and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agents, Fortis (USA) Finance LLC., as Co-Agent, and Salomon Smith Barney Inc., as Arranger.

10(b) Letter Agreement dated July 25, 2001 between Registrant and Carlos A. Lobbosco, Executive Vice President, Global Business Development.

10(c) Separation Agreement dated as of July 16, 2001 between Registrant and William S. Kane, Vice President, Human Resources.

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: August 14, 2001             By: /S/ DOUGLAS J. WETMORE
                                       -----------------------------------------
                                       Douglas J. Wetmore, Senior Vice President
                                       and Chief Financial Officer

Dated: August 14, 2001             By: /S/ STEPHEN A. BLOCK
                                       -----------------------------------------
                                       Stephen A. Block, Senior Vice President,
                                       General Counsel and Secretary