Form 10-Q
period 2001-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2001-11-14
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2001 Commission file number 1-4858
       ------------------------------------------------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)

                 New York                                       13-1432060
---------------------------------------------               -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
             or organization)                                identification No.)

521 West 57th Street, New York, N.Y.                            10019-2960
---------------------------------------------               -------------------
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

                                 Yes |X| No |_|

Number of shares outstanding as of November 6, 2001: 94,823,475

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                             9/30/01           12/31/00
                                                           -----------       -----------
Assets
Current Assets:
   Cash & Cash Equivalents                                 $    66,384       $   128,869
   Short-term Investments                                          406               369
   Trade Receivables                                           377,753           343,294
   Allowance For Doubtful Accounts                             (15,400)          (11,074)

   Inventories:  Raw Materials                                 220,003           243,327
                 Work in Process                                16,244            21,212
                 Finished Goods                                183,716           170,773
                                                           -----------       -----------
                 Total Inventories                             419,963           435,312
   Deferred Income Taxes                                        59,555            62,057
   Other Current Assets                                         52,689            60,113
                                                           -----------       -----------
   Total Current Assets                                        961,350         1,018,940
                                                           -----------       -----------

Property, Plant & Equipment, At Cost                         1,065,035         1,141,301
Accumulated Depreciation                                      (488,084)         (461,427)
                                                           -----------       -----------
                                                               576,951           679,874
                                                           -----------       -----------
Intangible Assets, net                                         773,779           755,923
Other Assets                                                    62,554            34,296
                                                           -----------       -----------
Total Assets                                               $ 2,374,634       $ 2,489,033
                                                           ===========       ===========

Liabilities and Shareholders' Equity
Current Liabilities:
   Bank Loans                                              $    38,480       $    43,633
   Commercial Paper                                            267,676           809,352
   Accounts Payable-Trade                                       76,235            75,021
   Dividends Payable                                            14,274            14,614
   Income Taxes                                                 33,877            61,073
   Other Current Liabilities                                   207,970           175,324
                                                           -----------       -----------
   Total Current Liabilities                                   638,512         1,179,017
                                                           -----------       -----------

Other Liabilities:
   Deferred Income Taxes                                        64,980           103,151
   Long-term Debt                                              944,610           417,402
   Retirement and Other Liabilities                            185,859           158,204
                                                           -----------       -----------
Total Other Liabilities                                      1,195,449           678,757
                                                           -----------       -----------

Shareholders' Equity:
   Common Stock 12 1/2 cent par value; authorized
    500,000,000 shares; issued 115,761,840 shares               14,470            14,470
   Capital in Excess of Par Value                              127,892           133,041
   Restricted Stock                                             (1,481)               --
   Retained Earnings                                         1,248,397         1,204,561
   Accumulated Other Comprehensive Income (Loss):
      Cumulative Translation Adjustment                       (160,470)          (77,578)
      Accumulated Gains on Derivatives
        Qualifying as Hedges                                       900                --
                                                           -----------       -----------
                                                             1,229,708         1,274,494
   Treasury Stock, at cost - 20,582,615 shares in '01
      and 18,335,796 in '00                                   (689,035)         (643,235)
                                                           -----------       -----------
   Total Shareholders' Equity                                  540,673           631,259
                                                           -----------       -----------
Total Liabilities and Shareholders' Equity                 $ 2,374,634       $ 2,489,033
                                                           ===========       ===========

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                       3 Months Ended 9/30
                                                    -----------------------------

                                                        2001              2000
                                                        ----              ----
Net Sales                                           $   462,719       $   339,591
                                                    -----------       -----------

Cost of Goods Sold                                      268,631           191,499
Research and Development Expenses                        31,596            28,666
Selling and Administrative Expenses                      72,545            62,181
Amortization of Goodwill and Other Intangibles           11,491                --
Nonrecurring Charges                                      8,869             7,685
Interest Expense                                         16,545             4,195
Other (Income) Expense, Net                              (1,864)            2,614
                                                    -----------       -----------
                                                        407,813           296,840
                                                    -----------       -----------
Income Before Taxes on Income                            54,906            42,751
Taxes on Income                                          21,351            13,824
                                                    -----------       -----------
Net Income                                               33,555            28,927

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments              (5,306)          (27,915)
   Accumulated Gains on Derivatives
     Qualifying as Hedges                                 2,676                --
                                                    -----------       -----------
Comprehensive Income                                $    30,925       $     1,012
                                                    ===========       ===========

Net Income Per Share - Basic                              $0.35             $0.29

Net Income Per Share - Diluted                            $0.35             $0.29

Average Number of Shares Outstanding - Basic             95,467            99,833

Average Number of Shares Outstanding - Diluted           96,746            99,833

Dividends Paid Per Share                                  $0.15             $0.38

                                                        9 Months Ended 9/30
                                                    -----------------------------

                                                        2001              2000
                                                        ----              ----
Net Sales                                           $ 1,424,596       $ 1,078,262
                                                    -----------       -----------

Cost of Goods Sold                                      822,276           599,738
Research and Development Expenses                       102,504            82,423
Selling and Administrative Expenses                     239,391           185,684
Amortization of Goodwill and Other Intangibles           34,246                --
Nonrecurring Charges                                     30,069            17,039
Interest Expense                                         56,479             9,406
Other (Income) Expense, Net                              (1,098)            2,488
                                                    -----------       -----------
                                                      1,283,867           896,778
                                                    -----------       -----------
Income Before Taxes on Income                           140,729           181,484
Taxes on Income                                          53,897            59,865
                                                    -----------       -----------
Net Income                                               86,832           121,619

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments             (82,892)          (43,143)
   Accumulated Gains on Derivatives
     Qualifying as Hedges                                   900                --
                                                    -----------       -----------
Comprehensive Income (Loss)                         $     4,840       $    78,476
                                                    ===========       ===========

Net Income Per Share - Basic                              $0.90             $1.19

Net Income Per Share - Diluted                            $0.89             $1.19

Average Number of Shares Outstanding - Basic             96,069           102,152

Average Number of Shares Outstanding - Diluted           97,022           102,169

Dividends Paid Per Share                                  $0.45             $1.14

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    9 Months Ended 9/30
                                                                  -------------------------
                                                                    2001            2000
                                                                  ---------       ---------
Cash Flows From Operating Activities:

Net Income                                                        $  86,832       $ 121,619

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation and Amortization                                  93,183          44,732
      Deferred Income Taxes                                          (8,381)        (12,743)
      Changes in Assets and Liabilities:
         Current Receivables                                        (40,191)        (14,694)
         Inventories                                                  3,543          37,947
         Current Payables                                           (11,963)         16,424
         Other, Net                                                  (6,324)         17,939
                                                                  ---------       ---------
Net Cash Provided by Operations                                     116,699         211,224
                                                                  ---------       ---------

Cash Flows From Investing Activities:

Proceeds from Investments                                             8,229           1,614
Purchases of Investments                                            (19,786)         (1,111)
Additions to Property, Plant & Equipment                            (33,893)        (49,425)
Proceeds from Disposal of Assets                                      5,718           4,696
                                                                  ---------       ---------
Net Cash Used in Investing Activities                               (39,732)        (44,226)
                                                                  ---------       ---------

Cash Flows From Financing Activities:

Cash Dividends Paid to Shareholders                                 (43,336)       (117,600)
Increase in Bank Loans                                                1,171          18,257
Net Change in Commercial Paper Outstanding                         (541,677)        143,895
Net Proceeds from Long-term Debt                                    549,379          13,747
Repayments of Long-term Debt                                        (48,679)         (1,538)
Proceeds From Issuance of Stock Under Stock Option Plans              2,494           1,319
Purchase of Treasury Stock                                          (55,954)       (177,074)
                                                                  ---------       ---------
Net Cash Used in Financing Activities                              (136,602)       (118,994)
                                                                  ---------       ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents         (2,850)         (3,319)
                                                                  ---------       ---------

Net Change in Cash and Cash Equivalents                             (62,485)         44,685

Cash and Cash Equivalents at Beginning of Year                      128,869          62,135
                                                                  ---------       ---------

Cash and Cash Equivalents at End of Period                        $  66,384       $ 106,820
                                                                  =========       =========

Interest Paid                                                     $  48,717       $   7,238

Income Taxes Paid                                                 $  75,737       $  68,502

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

Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. FAS 142 eliminates goodwill amortization and requires an evaluation of goodwill impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. Impairment, if any, resulting from the initial application of the new standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Under this standard, other intangible assets that meet certain criteria will qualify for recognition on the balance sheet and will continue to be amortized in the income statement. Intangible assets with indefinite lives are not amortized and will be evaluated on an annual basis, and more frequently if circumstances indicate a possible impairment.

The Company is currently evaluating the impact of adoption of FAS 142 on its recorded amount of goodwill and other intangible assets. Based on the preliminary acquisition accounting at September 30, 2001, adoption of this standard would eliminate annual amortization expense associated with goodwill of approximately $33.0 million. Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization, any future impairment would result in a charge as discussed above.

Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations, was issued in June 2001. FAS 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June 15, 2002 and the Company is evaluating the impact if any of adopting this Standard.

Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets was issued in August 2001. FAS 144 establishes accounting and reporting standards for impairment of long-lived assets to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this Standard is not expected to be material.

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

The Company enters into various interest rate swaps with the objective of managing and optimizing its interest rate exposure. On May 7, 2001, the Company realized a net gain of $3.5 million on the $700.0 million notional amount of U.S. Treasury lock hedges, which had been taken out in anticipation of the issuance of the 6.45% Notes due 2006. These swaps were designated as qualified cash flow hedges and the net gain is being amortized over the life of the Notes. Following the five-year Notes offering, the Company entered into a $700.0 million notional amount swap on May 18, 2001 to effectively convert the 6.45% coupon interest rate on the Notes to a short-term rate based upon three-month LIBOR (London Interbank Borrowing Rate) plus an interest mark-up. Since notional amount, fixed interest rate and the interest setting periods match the $700.0 million Note and coupon dates, the swap was designated as a fully effective, qualified fair value hedge. During the third quarter the Company amended the swap on four occasions, which changed the short-term LIBOR basis and the spread. As a result of market conditions and these changes in the swaps, the counter-party paid and the Company received in cash, $19.9 million, including accrued swap interest of $3.3 million, during the quarter. The settlement, excluding the accrued swap interest, will be amortized over the remaining life of the Notes. As a result of these actions, the Company has reduced the effective interest rate at September 30, 2001 on the 6.45% Notes to approximately 4.8%. The Company has recorded the swap and the debt at fair value resulting in an increase to Long-term Debt of $28.1 million and the recording of corresponding swap assets of $15.2 million to Other Current Assets and $12.9 million to Other Assets. The Company has also designated this new swap as a fully effective, qualified fair value hedge. The Company currently has no ineffective interest rate swaps nor did it have any ineffective interest rate swaps at September 30, 2001.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility arising from foreign currency fluctuations associated with certain foreign currency receivables and payables. The notional amount and maturity dates of these contracts match those of the underlying receivables or payables. The Company also enters into foreign currency forward contracts to reduce cash flow volatility associated with anticipated purchases of certain raw materials used in operations. At September 30, 2001, the Company had outstanding foreign currency forward contracts of approximately $100.4 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective foreign currency forward contracts at September 30, 2001.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $8.9 million ($5.7 million after tax) in the third quarter 2001, related primarily to employee separation costs and other reorganization activities. $4.1 million of this charge related to a non-cash asset write-off. The majority of the pretax nonrecurring charges recorded in the third quarter 2001 relate to operations in North America, including corporate, ($5.4 million), Latin America ($1.4 million) and Asia-Pacific ($2.1 million). For the first nine months of 2001, the Company recorded nonrecurring charges of $30.1 million ($19.1 million after tax). The year to date 2001 nonrecurring charges by area were North America, including corporate, ($14.7 million), Asia-Pacific ($8.6 million), Europe ($2.0 million), CAME ($2.2 million) and Latin America ($2.6 million). During the first nine months 2001, approximately 320 employees have been affected by the program. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the accruals related to the nonrecurring charges were as follows (in thousands):

                                           Employee -    Asset-Related
                                            Related         and Other       Total
                                           ----------------------------------------
      Balance December 31, 2000            $ 24,379         $  2,053       $ 26,432
      Additional Charges                     10,083           19,986         30,069
      Cash Costs in 2001                    (13,159)         (18,017)       (31,176)
                                           --------         --------       --------
      Balance September 30, 2001           $ 21,303         $  4,022       $ 25,325
                                           ========         ========       ========

The balance of the accrual is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied. There have been no reversals of previously established reserves.

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

The Company's reportable segment information, based on geographic region, follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the separation of EAME into the regions of Europe and CAME. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill and other intangibles, the effects of nonrecurring items and accounting changes, and income tax expense.

                                              Three Months Ended September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                        North                                   Latin        Asia-
(Dollars in thousands)                America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $160,050      $155,233      $18,777      $63,978      $64,681       $     --      $462,719
Transfers between areas                21,421        35,077          168          590        4,210        (61,466)           --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $181,471      $190,310      $18,945      $64,568      $68,891       $(61,466)     $462,719
================================================================================================================================
Operating profit                     $ 26,847      $ 37,787      $ 3,341      $14,936      $15,746       $    143      $ 98,800
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                               (8,853)
Amortization of goodwill and
  other intangibles                                                                                                     (11,491)
Nonrecurring charges                                                                                                     (8,869)
Interest expense                                                                                                        (16,545)
Other income (expense), net                                                                                               1,864
                                                                                                                       --------
Income before taxes on income                                                                                          $ 54,906
================================================================================================================================

                                              Three Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                        North                                   Latin        Asia-
(Dollars in thousands)                America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $112,994      $125,051      $5,762      $47,533      $48,251       $     --      $339,591
Transfers between areas                12,904        29,047          --          555        4,153        (46,659)           --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $125,898      $154,098      $5,762      $48,088      $52,404       $(46,659)     $339,591
================================================================================================================================
Operating profit                     $ 11,890      $ 38,389      $1,033      $ 7,351      $ 9,039       $    214      $ 67,916
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                             (10,671)
Nonrecurring charges                                                                                                    (7,685)
Interest expense                                                                                                        (4,195)
Other income (expense), net                                                                                             (2,614)
                                                                                                                      --------
Income before taxes on income                                                                                         $ 42,751
================================================================================================================================

                                              Nine Months Ended September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                        North                                   Latin        Asia-
(Dollars in thousands)                America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $481,813      $493,692      $59,124     $187,226     $202,741      $      --    $1,424,596
Transfers between areas                65,423       107,668        2,511        1,247       12,777       (189,626)           --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $547,236      $601,360      $61,635     $188,473     $215,518      $(189,626)   $1,424,596
================================================================================================================================
Operating profit                     $ 70,857      $123,207      $11,188     $ 42,217     $ 48,662      $    (904)   $  295,227
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                              (34,802)
Amortization of goodwill and
  other intangibles                                                                                                     (34,246)
Nonrecurring charges                                                                                                    (30,069)
Interest expense                                                                                                        (56,479)
Other income (expense), net                                                                                               1,098
                                                                                                                     ----------
Income before taxes on income                                                                                        $  140,729
================================================================================================================================

                                              Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                        North                                   Latin        Asia-
(Dollars in thousands)                America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $348,940      $401,176      $16,853     $160,547     $150,746      $      --    $1,078,262
Transfers between areas                40,520        91,647            4        1,323       10,346       (143,840)           --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $389,460      $492,823      $16,857     $161,870     $161,092      $(143,840)   $1,078,262
================================================================================================================================
Operating profit                     $ 46,272      $128,699      $ 3,325     $ 30,417     $ 31,361      $     537    $  240,611
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                              (30,194)
Nonrecurring charges                                                                                                    (17,039)
Interest expense                                                                                                         (9,406)
Other income (expense), net                                                                                              (2,488)
                                                                                                                     ----------
Income before taxes on income                                                                                        $  181,484
================================================================================================================================

Net Income Per Share:

Options to purchase 3,404,047 and 4,414,882 shares were outstanding for the third quarter and the first nine months of 2001, respectively, and for 6,047,955 and 5,181,829 for the third quarter and first nine months of 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Comprehensive Income:

The accumulated comprehensive income component of Shareholders' Equity, comprised principally of the cumulative translation adjustment, at September 30, 2001, was ($159.6 million) compared to ($77.6 million) at December 31, 2000. Changes in the cumulative translation adjustment component result from translating the net assets of the majority of the Company's foreign subsidiaries into U.S. dollars at current exchange rates as required by the Statement of Financial Accounting Standards No. 52 on accounting for foreign currency translation. Included in the cumulative translation adjustment at September 30, 2001 is the effect of the previously disclosed change in functional currency for certain subsidiaries from the U.S. dollar to local currency, effective January 1, 2001. Accumulated gains on derivatives qualifying as hedges totaled $0.9 million at September 30, 2001 and are also included in the accumulated comprehensive income component of Shareholders' Equity.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of September 30, 2001 pending the final valuation of tangible and intangible assets acquired. Such valuation was substantially complete in November and will be reflected in the fourth quarter. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At September 30, 2001, goodwill and other intangible assets, net of accumulated amortization, was $773.8 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to further quantification of certain liabilities assumed in connection with the merger, primarily associated with the integration of the BBA operations into the Company.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions are recognized as a component of the purchase accounting resulting in an adjustment to goodwill; such costs do not directly impact current earnings.

Movements in the accruals related to the acquisition accounting effects were as follows (in thousands):

                                           Employee -   Asset-Related
                                            Related       and Other        Total
                                           ---------------------------------------
      Balance December 31, 2000            $  4,103       $ 10,330       $  14,433
      Additional Charges                     41,588         25,353          66,941
      Cash Costs in 2001                    (23,096)       (17,006)        (40,102)
                                           --------       --------       ---------
      Balance September 30, 2001           $ 22,595       $ 18,677       $  41,272
                                           ========       ========       =========

The following unaudited pro-forma results of operations give effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                                  3 Months Ended        9 Months Ended
      (Dollars in thousands except per share amounts)                 9/30/00               9/30/00
      ------------------------------------------------------------------------------------------------
      Net sales                                                      $459,804             $1,436,511
      Net income                                                       19,055                 84,803
      Net income per share-basic                                        $0.19                  $0.83
      Net income per share-diluted                                      $0.19                  $0.83

Restricted Stock:

In January 2001, the Company awarded approximately 190,000 IFF Stock Units ("Units") to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's Common Stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the Units' vesting period. In the first nine months of 2001, the first two market price targets were achieved and, accordingly, 50% of these Units vested. Compensation expense of $1.6 million was recognized and is included in operating expenses. The remaining unvested Units are reported as Restricted Stock on the Company's Consolidated Balance Sheet.

Borrowings:

At September 30, 2001, the Company's total debt outstanding was $1,250.8 million, consisting of $916.5 million long-term debt, $306.2 million short-term debt and $28.1 million in a mark to market adjustment on the interest rate swaps included in long-term debt. Long-term debt included $700.0 million of 6.45% Notes due May 15, 2006, which were issued May 2, 2001 in the U.S. 144A private placement market and on October 17 exchanged for new certificates that have been registered under the Securities Act of 1933, as amended, for a like principal amount of the Company's issued and outstanding 6.45% Notes due 2006 from the registered holders thereof. As a result of the interest rate swaps discussed in the Notes to Consolidated Financial Statements, the Company's effective interest rate on the 6.45% Notes is 4.8%. The Company has in place a five-year EURO 140 million credit facility underwritten by a major European financial institution. The facility has a four-year fixed term component and a five-year revolving credit component. The Company's intent is to have the borrowing in place for the full term of the agreement. Long-term debt included $105.9 million (EURO 115.0 million) under this facility. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. The Company also borrowed 11.8 billion Yen ($99.1 million) in the U.S. from a major financial institution. This bank borrowing has been classified as long-term as the Company expects to convert this to a 7-year note held by its Japanese subsidiary. The remainder of the long-term debt is primarily in the Asia-Pacific region. Proceeds from the issuance of long-term debt were used to reduce commercial paper outstanding. Short-term debt included $267.7 million of commercial paper outstanding at September 30, 2001 at an average interest rate of 3.71%. Commercial paper maturities at September 30, 2001 did not extend beyond November 2, 2001. Additional short-term bank borrowings of $38.5 million were held in various countries, primarily in the Europe, Latin America and Asia-Pacific regions.

The Company has resyndicated its revolving credit facility, which is used primarily as a backstop for the U.S. commercial paper program. Effective September 26, 2001, the Company replaced all prior facilities with a $500.0 million credit facility. This facility contains $300.0 million five-year and $200.0 million 364-day portions. There were no amounts drawn under this facility. The Company compensates the banks participating in this credit facility in the form of fees, the amounts of which are not significant.

Intangible Assets, net:

      (Dollars in thousands)         9/30/01      12/31/00
      ----------------------------------------------------
      Goodwill                      $658,862      $563,897
      Trademarks and other           160,829       199,058
                                    --------      --------
                                     819,691       762,955
      Accumulated amortization        45,912         7,032
                                    --------      --------
                                    $773,779      $755,923
                                    ========      ========

Changes in the value of intangibles reflect adjustments of the preliminary allocation of the BBA purchase price as recorded at December 31, 2000.

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to 2001 classifications.

Subsequent Events:

On October 8, 2001 the Company announced an agreement in principle for the J.M. Smucker Company to acquire its United States and Brazilian formulated fruit and vegetable preparation businesses. The businesses have combined annual sales of $28 million. The products are sold primarily to bakeries and dairies for the manufacture of yogurts and baked goods. The transaction was completed on October 22, 2001, with proceeds used to reduce commercial paper borrowings.

On October 25, 2001, the Company announced that its management is exploring the strategic alternatives for its fruit and vegetable preparation business in Europe and has engaged an investment banker to assist in this process. This business manufactures processed fruit and other natural product preparations that are used in a wide variety of food products, including baked goods and dairy products. Annual sales are approximately $70 million.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Operations
----------

Worldwide net sales for the third quarter of 2001 were $462.7 million, compared to reported sales in the third quarter 2000 of $339.6 million. The Company acquired BBA effective November 3, 2000; BBA's sales and operating results are included in the Company's consolidated results. On a pro-forma basis, third quarter 2000 sales of the combined Company totaled $459.8 million.

On a local currency basis, consolidated third quarter 2001 sales increased approximately 3% in comparison to the third quarter 2000 pro-forma sales. However, the local currency sales gains were unfavorably impacted on translation into the continuing strong U.S. dollar, resulting in an increase of 1% in reported dollars on a pro-forma basis. For the quarter, there was an approximate 5% unfavorable exchange effect on translating European results into the U.S. dollar, and a 6% unfavorable effect on translation of Asia-Pacific results. Local currency sales increases were strongest in North America and Latin America with growth of 4% and 9%, respectively. Asia-Pacific was flat in local currency reflecting weak economic conditions in Japan as well as political uncertainties in the Philippines and Indonesia. European sales declined 1% for the quarter reflecting continued weakness in the major European markets.

For the first nine months of 2001, worldwide net sales totaled $1,424.6 million, compared to prior year comparable period reported sales of $1,078.3 million. On a pro-forma basis, net sales for the nine-month period ended September 30, 2000 totaled $1,436.5 million. Local currency sales for the nine months ended September 30, 2001 were strongest in Latin America where sales increased 3%. North America, Europe and Asia-Pacific each achieved a 2% increase in local currency. CAME sales declined 3% in relation to the comparable 2000 period. Had exchange rates been the same for the first nine months of 2001 and 2000, on a pro-forma basis, sales would have increased 2%.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2001 and 2000, respectively, are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales as though the acquisition of BBA had taken place as of January 1, 2000.

                                                      Third Quarter
                                                      -------------
                                                        IFF Alone      Pro-Forma
                                              2001         2000           2000
                                              ----         ----           ----
    Cost of Goods Sold                        58.1%       56.4%          58.3%

    Research and Development Expenses          6.8%        8.4%           7.7%

    Selling and Administrative Expenses       15.7%       18.3%          18.4%

The above table reflects the reclassification of shipping and handling costs for 2000 (both reported and pro-forma) from Selling expense to Cost of goods sold in accordance with guidance established by Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The amount reclassified in the third quarter 2000 was $4.0 million.

Cost of goods sold, as a percentage of net sales, decreased from the prior year pro-forma percentage due to integration savings offset somewhat by lower gross profit margins resulting from a change in product mix.

Research and development expenses in the quarter decreased as a percentage of sales.

Selling and administrative expenses on a pro-forma basis declined in the third quarter as the benefits of the BBA integration were realized.

Net income for the third quarter of 2001 totaled $33.6 million compared to reported net income of $28.9 million in the third quarter of 2000. The results for 2001 and 2000 include the effects of certain nonrecurring charges discussed below. Excluding such charges, net income for the third quarter 2001 and 2000 was $39.2 million and $33.7 million, respectively. On a pro-forma basis, third quarter 2000 net income totaled $19.1 million including nonrecurring charges, and $23.8 million excluding such charges.

The effective tax rate for the third quarter of 2001 was 38.9% compared to the reported 32.3% for the third quarter 2000. The pro-forma effective tax rate was 39.1% for the third quarter 2000. The higher effective tax rate in 2001 compared to the 2000 reported rate results from the amortization of goodwill which is not deductible for purposes of determination of the Company's taxable income.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 2001 and 2000, respectively, are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales as though the acquisition of BBA had taken place as of January 1, 2000.

                                                  First Nine Months
                                                  -----------------
                                                      IFF Alone        Pro-Forma
                                             2001        2000            2000
                                             ----        ----            ----
    Cost of Goods Sold                      57.7%        55.6%           57.6%

    Research and Development Expenses        7.2%         7.6%            7.2%

    Selling and Administrative Expenses     16.8%        17.2%           17.9%

The above table reflects the reclassification of shipping and handling costs for 2000 (both reported and pro-forma) from Selling expense to Cost of goods sold in accordance with guidance established by Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The amount reclassified in the first nine months of 2000 was $11.9 million.

Cost of goods sold, as a percentage of net sales, did not vary significantly from the prior year pro-forma results.

Research and development expenses for the nine-month period were on target compared to the pro-forma expenses. Selling and administrative expenses on a pro-forma basis declined in the nine-month period as the benefits of the BBA integration were realized.

Net income for the first nine months of 2001 totaled $86.8 million compared to net income in the first nine months of 2000 of $121.6 million. The amounts for the first nine months of 2001 and 2000 include the effects of certain nonrecurring charges discussed below. Excluding such charges, net income for the first nine months of 2001 and 2000 was $105.9 million and $132.6 million, respectively. Pro-forma net income for the first nine months of 2000 was $84.8 million including nonrecurring charges, and $95.8 million excluding such charges.

The effective tax rate was 38.3% for the first nine months of 2001 compared to a reported 33.0% for the first nine months 2000, and the pro-forma effective tax rate was 38.5% for the first nine months of 2000. The higher effective tax rate in 2001 compared to the 2000 reported rate results from the amortization of goodwill which is not deductible for purposes of determination of the Company's taxable income.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $8.9 million ($5.7 million after tax) in the third quarter 2001, related primarily to employee separation costs and other reorganization activities. $4.1 million of this charge related to a non-cash asset write-off. The majority of the pretax nonrecurring charges recorded in the third quarter 2001 relate to operations in North America, including corporate, ($5.4 million), Latin America ($1.4 million) and Asia-Pacific ($2.1 million). For the first nine months of 2001, the Company recorded nonrecurring charges of $30.1 million ($19.1 million after tax). The year to date 2001 nonrecurring charges by area were North America, including corporate, ($14.7 million), Asia-Pacific ($8.6 million), Europe ($2.0 million), CAME ($2.2 million) and Latin America ($2.6 million). During the first nine months 2001, approximately 320 employees have been affected by the program. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million recorded in 2000, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of BBA operations are accounted for as part of the acquisition cost, and do not affect current earnings.

Movements in the accruals related to the nonrecurring charges were as follows (in thousands):

                                          Employee -    Asset-Related
                                           Related        and Other       Total
                                           --------------------------------------
      Balance December 31, 2000            $ 24,379       $  2,053       $ 26,432
      Additional Charges                     10,083         19,986         30,069
      Asset Write-offs and Cash Costs
        in 2001                             (13,159)       (18,017)       (31,176)
                                           --------       --------       --------
      Balance September 30, 2001           $ 21,303       $  4,022       $ 25,325
                                           ========       ========       ========

The balance of the accrual is expected to be utilized in 2001 and 2002 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied. There have been no reversals of previously established reserves.

Acquisition of Bush Boake Allen Inc.:

On November 3, 2000, the Company acquired all of the outstanding shares of Bush Boake Allen Inc. ("BBA") for $48.50 per share in cash; total consideration paid, including transaction costs, approximated $970.0 million.

The acquisition was accounted for under the purchase method and, accordingly, the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Final determination of the purchase price, as well as its allocation to the net assets acquired, is not complete as of September 30, 2001 pending the final valuation of tangible and intangible assets acquired. Such valuation was substantially complete in November and will be reflected in the fourth quarter. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired is recorded as goodwill, and is being amortized on a straight-line basis over 20 years. Other intangible assets include patents, trademarks and other intellectual property owned or developed by BBA, the value of which is being amortized over periods ranging from 7 to 20 years. At September 30, 2001, goodwill and other intangible assets, net of accumulated amortization, was $773.8 million compared to $755.9 million at December 31, 2000. The increase in goodwill and other intangible assets relates to further quantification of certain liabilities assumed in connection with the merger, primarily associated with the integration of the BBA operations into the Company.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions are recognized as a component of the purchase accounting resulting in an adjustment to goodwill; such costs do not directly impact current earnings.

Movements in the accruals related to the acquisition accounting effects were as follows (in thousands):

                                          Employee -   Asset-Related
                                           Related        and Other        Total
                                           ---------------------------------------
      Balance December 31, 2000            $  4,103       $ 10,330       $  14,433
      Additional Charges                     41,588         25,353          66,941
      Asset Write-offs and Cash Costs
        in 2001                             (23,096)       (17,006)        (40,102)
                                           --------       --------       ---------
      Balance September 30, 2001           $ 22,595       $ 18,677       $  41,272
                                           ========       ========       =========

Pro-Forma Financial Data:

The following unaudited pro-forma income statement gives effect to the BBA acquisition as if it had occurred as of January 1, 2000. These pro-forma results do not purport to be indicative of the results that would have actually been obtained if the BBA acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

                                                                  Pro-Forma
                                                      3 Months Ended      9 Months Ended
      (Amounts in thousands)                                9/30/00             9/30/00
----------------------------------------------------------------------------------------
      Net Sales                                           $  459,804          $1,436,511
                                                          ----------          ----------

      Cost of Goods Sold                                     268,021             827,756
      Research and Development Expenses                       35,435             103,183
      Selling and Administrative Expenses                     84,700             257,068
      Amortization of Goodwill and Other Intangibles          10,548              31,644
      Nonrecurring Charges                                     7,685              17,039
      Interest Expense                                        20,878              59,590
      Other (income) expense, net                              1,234               2,375
                                                          ----------          ----------
                                                             428,501           1,298,655
                                                          ----------          ----------
      Income Before Taxes on Income                           31,303             137,856
      Taxes on Income                                         12,248              53,053
                                                          ----------          ----------
      Net Income                                          $   19,055          $   84,803
                                                          ==========          ==========
      Net Income per share-basic                               $0.19               $0.83
      Net Income per share-diluted                             $0.19               $0.83

The Company's pro-forma reportable segment information, based on geographic area, for the three months ended September 30, 2000 follows. The pro-forma reportable segment information gives effect to the BBA acquisition as if it had occurred as of January 1, 2000.

--------------------------------------------------------------------------------------------------------------------------------
Pro-Forma (includes BBA)                North                                   Latin        Asia-
2000 (Dollars in thousands)           America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $156,048      $159,898      $21,248      $53,392      $69,218      $     --     $459,804
Transfers between areas                19,085        36,049          233          555        4,164       (60,086)          --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $175,133      $195,947      $21,481      $53,947      $73,382      $(60,086)    $459,804
================================================================================================================================
Operating profit                     $ 19,327      $ 41,041      $ 4,274      $ 7,809      $12,470      $    275     $ 85,196
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                            (13,548)
Amortization of goodwill and
  other intangibles                                                                                                   (10,548)
Nonrecurring charges                                                                                                   (7,685)
Interest expense                                                                                                      (20,878)
Other income (expense), net                                                                                            (1,234)
                                                                                                                     --------
Income before taxes on income                                                                                        $ 31,303
================================================================================================================================

The Company's pro-forma reportable segment information, based on geographic area, for the nine months ending September 30, 2000 follows. The pro-forma reportable segment information gives effect to the BBA acquisition as if it had occurred as of January 1, 2000.

--------------------------------------------------------------------------------------------------------------------------------
Pro-Forma (includes BBA)                North                                   Latin        Asia-
2000 (Dollars in thousands)           America        Europe         CAME      America      Pacific   Eliminations  Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $475,029      $506,516      $63,972     $177,081     $213,913      $      --    $1,436,511
Transfers between areas                59,819       112,823          766        1,323       10,381       (185,112)           --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                          $534,848      $619,339      $64,738     $178,404     $224,294      $(185,112)   $1,436,511
================================================================================================================================
Operating profit                     $ 67,998      $136,221      $12,754     $ 31,283     $ 41,380      $     720    $  290,356
===================================================================================================================
Corporate and other unallocated
  expenses                                                                                                              (41,852)
Amortization of goodwill and
  other intangibles                                                                                                     (31,644)
Nonrecurring charges                                                                                                    (17,039)
Interest expense                                                                                                        (59,590)
Other income (expense), net                                                                                              (2,375)
                                                                                                                     ----------
Income before taxes on income                                                                                        $  137,856
================================================================================================================================

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $66.8 million at September 30, 2001. Working capital, at September 30, 2001 was $322.8 million compared to $409.9 million at December 31, 2000, excluding commercial paper used to finance the BBA acquisition. Gross additions to property, plant and equipment during the third quarter and first nine months of 2001 were $13.7 million and $33.9 million, respectively.

At September 30, 2001, the Company's outstanding commercial paper had an effective interest rate of 3.71%. Commercial paper maturities did not extend beyond November 2, 2001. Long-term debt increased $549.4 million in the first nine months of 2001 due to the issuance of $700.0 million of 6.45% five-year notes in the 144A private placement market on May 2, 2001 offset by commercial paper classified as noncurrent at December 31, 2000. On October 17, 2001, the Company exchanged the five-year notes for new certificates that have been registered under the Securities Act of 1933, as amended, for a like principal amount of the Company's issued and outstanding 6.45% Notes due 2006 from the registered holders thereof. As a result of the interest rate swaps discussed in the Notes to Consolidated Financial Statements, the Company's effective interest rate on the 6.45% Notes is 4.8%. The Company has in place a five-year EURO 140 million credit facility underwritten by a major European financial institution. The facility has a four-year fixed term component and a five-year revolving credit component. The Company's intent is to have borrowing in place for the full term of the agreement. Long-term debt included $105.9 million (EURO 115.0 million) under this facility. Interest on this debt will not exceed the applicable LIBOR base rate plus 1.4%. Proceeds from long-term debt were used to reduce commercial paper outstanding. The company also borrowed 11.8 billion Yen ($99.1 million) in the U.S. from a major financial institution. This bank borrowing has been classified as long-term as the company intends to convert this to a 7-year note to be held by its Japanese subsidiary. As discussed in
Note 8 of the Notes to the Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders, the Company classified $400.0 million of commercial paper as noncurrent in the December 31, 2000 consolidated balance sheet.

The Company has resyndicated its revolving credit facility, which is used primarily as a backstop for the U.S. commercial paper program. Effective September 26, 2001, the Company replaced all prior facilities with a $500.0 million credit facility. This facility contains $300.0 million five-year and $200.0 million 364-day portions. There were no amounts drawn under this facility. The Company compensates the banks participating in this credit facility in the form of fees, the amounts of which are not significant.

In each of January, April and July 2001, the Company paid a quarterly cash dividend of $.15 per share to shareholders. The Company repurchased approximately 2.4 million shares in the first nine months of 2001. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At September 30, 2001, the Company has approximately $74.6 million available under its September 2000 repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place.

Subsequent Events:

On October 8, 2001 the Company announced an agreement in principle for the J.M. Smucker Company to acquire its United States and Brazilian formulated fruit and vegetable preparation businesses. The businesses have combined annual sales of $28 million. The products are sold primarily to bakeries and dairies for the manufacture of yogurts and baked goods. The transaction was completed on October 22, 2001, with proceeds used to reduce commercial paper borrowings.

On October 25, 2001, the Company announced that its management is exploring the strategic alternatives for its fruit and vegetable preparation business in Europe and has engaged an investment banker to assist in this process. This business manufactures processed fruit and other natural product preparations that are used in a wide variety of food products, including baked goods and dairy products. Annual sales are approximately $70 million.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Number

            10(a) 364-day Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger.

            10(b) Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger.

            10(c) Credit agreement dated as of September 27, 2001 by and between the Company and Bank of Tokyo-Mitsubishi Trust Company.

      (b)   Reports on Form 8-K

            Registrant filed the following reports on Form 8-K since the beginning of the quarter for which this report on Form 10-Q is filed:

            . Report on Form 8-K dated October 5, 2001 containing the Company's position and statement related to a purported class action filed in Jasper County, Missouri.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: November 14, 2001      By: /S/ DOUGLAS J. WETMORE
                                  ----------------------------------------------
                                  Douglas J. Wetmore, Senior Vice President and
                                    Chief Financial Officer


Dated: November 14, 2001      By: /S/ STEPHEN A. BLOCK
                                  ----------------------------------------------
                                  Stephen A. Block, Senior Vice President,
                                    General Counsel and Secretary

       EXHIBIT INDEX

       Number   Description
       ------   -----------

          10(a) 364-day Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger

          10(b) Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger

          10(c) Credit Agreement dated as of September 27, 2001 by and between the Company and Bank of Tokyo-Mitsubishi Trust Company