Form 10-K
period 2001-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2002-03-27
CIK 51253

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                    Annual Report Pursuant to Section 13 of
                      The Securities Exchange Act of 1934

              For the fiscal year ended    Commission File Number
              December 31, 2001                            1-4858

                    International Flavors & Fragrances Inc.
            (Exact name of Registrant as specified in its charter)

                      New York                 13-1432060
                   (State or other                (IRS
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

              521 West 57th Street, New           10019
                     York, N.Y.
                (Address of principal          (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code (212) 765-5500

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------    ------------------------
               Common Stock, par value   New York Stock Exchange
                  121/2c per share

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

   The Registrant does not believe any of its common stock is held by "affiliates" of the Registrant within the meaning of Rule 405 of the Securities and Exchange Commission. See "Stock Ownership" in proxy statement incorporated by reference herein. The aggregate market value of all of the outstanding voting stock of Registrant as of March 1, 2002 was $3,297,099,666.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002.

   94,445,708 shares of Common Stock, par value 121/2c per share

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 (the "IFF 2001 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

   Portions of the Registrant's Proxy Statement to be sent in connection with the 2002 Annual Meeting (the "IFF 2002 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

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

   The present world-wide scope of the Company's business is in part the result of the 1958 combination of (i) the business conducted prior to the combination primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. ("VAH") with (ii) the business conducted prior to the combination primarily in Europe by N. V. Polak & Schwarz's Essencefabrieken, a Dutch corporation ("P & S"). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor.

   In November 2000, the Company acquired Bush Boake Allen Inc. ("BBA"), an international flavor, fragrance and aroma chemical company with worldwide sales of $499 million. This acquisition established the Company as the global leader in flavor markets where BBA was an important factor, strengthened the Company's already leading global fragrance position, enhanced the Company's product line and customer base, particularly in certain emerging markets, and broadened and enhanced the Company's management pool. During 2001, the Company made significant progress in integrating the Company and BBA, leading to cost savings, more efficient operations, and enhanced profitability. Integration activities will continue through 2002.

   In October 2000, the Company implemented a global reorganization under the broad umbrellas of Business Development and Operations, rather than separate divisions for flavors and fragrances. The responsibilities of Business Development, whose purpose is to drive top line growth of the Company, include category strategy, consumer research, product development, global sales and marketing, research and development coordination and technical application. The responsibilities of Operations, whose focus is on product delivery, product planning and increasing productivity, include global supply chain, manufacturing, customer service, quality control, logistics and distribution. This reorganization is providing better support and service to the Company's customers, many of whom require uniform global support to match their global businesses, while enhancing Company productivity, from the supply chain through manufacturing to product delivery and customer service. The Company has a Regional Manager covering each major geographical region of the world. The Regional Managers work with and are supported by both Business Development and Operations.

   The Company currently has 40 manufacturing facilities with the major manufacturing facilities being located in the United States, The Netherlands, France, Great Britain, Ireland, Spain, Switzerland, Germany, Argentina, Brazil, Mexico, China, Singapore, Philippines, Indonesia, Japan, India and Australia. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 36 countries and is represented by sales agents in a few additional countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (Tel. No. 212-765-5500). Except as the context otherwise indicates, the term "the Company" as used herein refers to the Registrant and its subsidiaries.

Markets

   Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2001, 2000 and 1999 sales of fragrance products accounted for approximately 55%, 59% and 59%, respectively, of the Company's total sales on a reported basis.

   Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2001, 2000 and 1999 sales of flavor products accounted for approximately 45%, 41% and 41%, respectively, of the Company's total sales on a reported basis.

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

   The work of the perfumers and flavorists is conducted in 38 fragrance and flavor laboratories in 27 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $135,248,000 in 2001, $112,671,000 in 2000 and $103,794,000 in 1999 on its research and development activities. These expenditures are expected to increase in 2002 to approximately $149,000,000. Of the amount expended in 2001 on such activities, 63% was for fragrances and the balance was for flavors. The Company employed 1,060 persons in 2001 and 1,186 persons in 2000 in such activities.

   The business of the Company is not materially dependent upon any patents, trademarks or licenses.

Distribution

   Most of the Company's sales are made through its own sales force, operating from 8 sales offices in the United States and 53 sales offices in 35 foreign countries. Sales in other countries are made through sales agents. For the year ended December 31, 2001, 32% of the Company's sales were to customers in North America, 31% in Europe, 16% in Asia-Pacific, 14% in Latin America and 7% in Central Asia, Middle East. For other information with respect to the management of the Company's operations by major geographical region, see Note 12 of the Notes to the Company's Consolidated Financial Statements on pages 43-45 of the IFF 2001 Annual Report. Such Consolidated Financial Statements are incorporated by reference herein.

   The Company estimates that during 2001 its 30 largest customers accounted for about 48% of its sales, its four largest customers and their affiliates accounted for about 7%, 7%, 5% and 5%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

Governmental Regulation

   Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2002 approximately $6,100,000 in capital projects and $12,300,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 2003 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.

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

Employee Relations

   The Company at December 31, 2001 employed 5,929 persons, of whom 1,770 were employed in the United States. The Company has never experienced a work stoppage or strike and it considers that its employee relations are satisfactory.

Cautionary Statement

   Statements in this Annual Report on Form 10-K (including information incorporated herein by reference from the IFF 2001 Annual Report) which are not historical facts or information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Risks and uncertainties with respect to the Company's business include general economic and business conditions, interest rates, the price and availability of raw materials, and political and economic uncertainties, including the fluctuation or devaluation of currencies in countries in which the Company does business. The Company intends its forward-looking statements to speak only as of the time of such statements, and does not undertake to update or revise them as more information becomes available.

ITEM 2.  PROPERTIES.

   The principal manufacturing and research properties of the Company are as follows:

      Location        Operation
      --------        ---------
United States
  New York, NY....... Fragrance laboratories.
  Augusta, GA........ Production of fragrance chemical ingredients.
  Hazlet, NJ......... Production of fragrance compounds; fragrance laboratories.
  South Brunswick, NJ Production of flavor ingredients and compounds; flavor laboratories.
  Union Beach, NJ.... Research and development center.
  Menomonee Falls, WI Production of flavor compounds, flavor ingredients and bacterial cultures.
  Carrollton, TX(1).. Production of seasonings.
  Chicago, IL........ Production of flavor ingredients and compounds.
  Jacksonville, FL... Production of fragrance chemical ingredients.
Netherlands
  Hilversum.......... Flavor and fragrance laboratories.
  Tilburg............ Production of flavor and fragrance compounds and flavor ingredients.
France
  Bois-Colombes...... Fragrance laboratories.
  Dijon.............. Production of fragrance ingredients and compounds, flavor ingredients and compounds and fruit preparations; flavor laboratories.
  Grasse............. Production of fragrance and flavor ingredients; fragrance laboratories.
Great Britain
  Haverhill.......... Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.
  Long Melford....... Production of seasonings.
  Witham............. Production of flavor ingredients and compounds.
Ireland
  Drogheda........... Production of fragrance compounds.
Spain
  Benicarlo.......... Production of fragrance chemical ingredients.
Switzerland
  Reinach-Aargau..... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.
Germany
  Emmerich/Rhein..... Production of fruit preparations and flavor ingredients and compounds; flavor laboratories.
Argentina
  Garin.............. Production of flavor ingredients and compounds; production of fragrance compounds; flavor laboratories.
Brazil
  Rio de Janeiro..... Production of fragrance compounds.
  Taubate............ Production of flavor ingredients and compounds; flavor laboratories.
Mexico
  Tlalnepantla....... Production of flavor compounds, fruit preparations and fragrance compounds; flavor and fragrance laboratories.
China
  Guangzhou(1)....... Production of flavor and fragrance compounds; flavor laboratories.
  Shanghai(1)........ Flavor and fragrance laboratories.
India
  Chennai(2)......... Production of flavor and fragrance compounds and flavor ingredients.

   Location    Operation
   --------    ---------
Singapore
  Jurong(3)... Production of flavor and fragrance compounds and flavor ingredients.
  Science Park Flavor and fragrance laboratories.
Philippines
  Manila(1)... Production of flavor and fragrance compounds and flavor ingredients.
Indonesia
  Jakarta(3).. Production of flavor and fragrance compounds and ingredients; flavor and fragrance laboratories.
Japan
  Gotemba..... Production of flavor compounds.
Australia
  Melbourne... Production of flavor and fragrance compounds and flavor ingredients.
  Sydney...... Production of seasonings.

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

ITEM 3.  LEGAL PROCEEDINGS.

   On September 7, 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri. The plaintiffs are alleging that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA flavor. All BBA and IFF flavors meet the requirements of the U. S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. Based on the preliminary report issued by the National Institute for Occupational Safety and Health (NIOSH), it appears any injuries the plaintiffs may have suffered are related to inadequate workplace conditions.

   This case is in its preliminary stages. The Company does not expect this litigation to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

   Over the past twenty years, various Federal and State authorities and private parties have claimed that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and seek to recover costs incurred and to be incurred to clean up the sites.

   The waste site claims and suits usually involve million dollar amounts, and most of them are asserted against many potentially responsible parties. Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment. To date, the Company's financial responsibility for some sites has been settled through agreements granting the Company, in exchange for one or more cash payments made or to be made, either complete release of liability or, for certain sites, release from further liability for early and/or later remediation phases, subject to certain "re-opener" clauses for later-discovered conditions. Settlements in respect of some sites involve, in part, payment by the Company, and other parties, of a percentage of the site's future remediation costs over a period of years. At present, only three sites remain the subject of significant unsettled claims.

   The Company believes that the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not be material to the Company's financial condition, results of operations or liquidity, because of the involvement of other large potentially responsible parties at most sites, because payment will be made over an extended time period and because, pursuant to an agreement reached in July 1994 with three of the Company's liability insurers, defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.

   Executive Officers of Registrant:

                                                                            Year
                                                                            First
                                                                           Became
         Name              Office and Other Business Experience(2)     Age Officer
         ----              ---------------------------------------     --- -------
Richard A. Goldstein(1) Chairman of the Board and Chief Executive      60   2000
                          Officer since June 2000; President and
                          Chief Executive Officer of Unilever United
                          States, Inc. and Business Group President of
                          Unilever North American Foods, home,
                          personal care and food products companies,
                          prior thereto; Director, Legacy Hotels;
                          Director, Fiduciary Trust Company
                          International; Director, The Interpublic
                          Group of Companies, Inc.; Director,
                          Continuum Health Partners, Inc.
Julian W. Boyden....... Executive Vice President since November        57   2000
                          2000; Chairman of the Board, President and
                          Chief Executive Officer of Bush Boake
                          Allen Inc., a flavor and fragrance company,
                          prior thereto.
D. Wayne Howard........ Executive Vice President, Global Operations    46   2000
                          since September 2000; Vice President,
                          Supply Chain Strategy of Nordstrom, Inc., a
                          retailer, from January 2000 to August 2000;
                          Vice President, Strategic Sourcing, North
                          America of Unilever North American
                          Foods, a home, personal care and food
                          products company, from January 1998 to
                          December 1999; Vice President, Sourcing
                          of Lipton, division of Unilever, from
                          February 1997 to December 1997; Vice
                          President, Supply Chain of Thomas J.
                          Lipton Company, a food products company,
                          prior thereto.

                                                                        Year
                                                                        First
                                                                       Became
         Name           Office and Other Business Experience(2)    Age Officer
         ----           ---------------------------------------    --- -------
  Carlos A. Lobbosco Executive Vice President, Global Business     62   1993
                       Development since September 2000; Vice
                       President prior thereto; Director.
  Stephen A. Block.. Senior Vice President, General Counsel and    57   1993
                       Secretary since February 2000; Senior Vice
                       President, Law & Regulatory Affairs, and
                       Secretary from May 1999 to February
                       2000; Vice President, Law & Regulatory
                       Affairs, and Secretary prior thereto.
  Douglas J. Wetmore Senior Vice President and Chief Financial     44   1992
                       Officer since September 2000; Vice
                       President and Chief Financial Officer from
                       April 1998 to September 2000; Controller
                       prior thereto; Director.
  Gail S. Belmuth... Vice President, Corporate Communications      38   2001
                       since June 2001; President and COO of
                       Banner McBride North America, a change
                       management consulting firm, from May
                       2000 to May 2001; Managing Director,
                       Burson-Marsteller, a public relations firm,
                       from December 1997 to May 2000; Vice
                       President, Shepardson Stern and Kaminsky,
                       an advertising and management consulting
                       firm, prior thereto.
  Clint D. Brooks... Vice President, Research and Development      50   2000
                       since October 2000; Director of Chemical
                       Sciences, Abbott Laboratories, a
                       Pharmaceutical company, prior thereto.
  Steven J. Heaslip. Vice President, Global Human Resources        44   2001
                       since September 2001; Senior Vice
                       President, Human Resources, Elizabeth
                       Arden, a manufacturer of prestige beauty
                       products, prior thereto.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
                MATTERS.

   (a) Market Information.

   The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                                  2001          2000
                                  ----          ----
                      Quarter  High   Low    High   Low
                      -------  ----   ---    ----   ---
                      First.. $22.76 $19.75 $37.94 $28.75
                      Second.  28.20  21.25  37.81  28.81
                      Third..  31.60  24.97  30.94  17.38
                      Fourth.  31.69  24.10  20.81  14.69

   (b) Approximate Number of Equity Security Holders.

                                                           (B)
                       (A)                     Number of record holders as
                  Title of Class                  of December 31, 2001
                  --------------               ---------------------------
     Common stock, par value 12 1/2c per share            3,394

   (c) Dividends.

   Cash dividends declared per share for each quarter since January 2000 were as follows:

                                    2002 2001 2000
                             -      ---- ---- ----
                             First. $.15 $.15 $.38
                             Second       .15  .38
                             Third.       .15  .38
                             Fourth       .15  .15

ITEM 6.  SELECTED FINANCIAL DATA.

   Information setting forth the selected financial data required by this Item 6 appears on page 50 of the IFF 2001 Annual Report. Such information is incorporated by reference in this Item 6. The BBA operating results are included in the Company's consolidated results from November 3, 2000, the date of the acquisition of BBA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

   The Company's Management's Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears in the text under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 to 31 of the IFF 2001 Annual Report. Such information is incorporated by reference in this Item 7.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Information on quantitative and qualitative disclosures about market risk required by this Item 7A appears in Note 14 on page 48 of the IFF 2001 Annual Report. Such information is incorporated by reference in this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements of the Company and its subsidiaries and the notes thereto, listed in Item 14(a)(1) and included in the IFF 2001 Annual Report on pages 33 through 48, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2002 on page 32 of the IFF 2001 Annual Report, and quarterly financial information on page 49 of the IFF 2001 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the IFF 2002 Proxy Statement and is incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears in the IFF 2002 Proxy Statement is also incorporated by reference herein. See Part I,
Item 4 for the Company's Executive Officers.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information relating to executive compensation is set forth under the captions "Summary Compensation," "Option Grants in 2001," "Aggregated Option Exercises in 2001 and Option Values at December 31, 2001," "Directors' Compensation," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Executive Separation Policy" and "Pension Plans" in the IFF 2002 Proxy Statement and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information relating to security ownership of management and certain beneficial owners is set forth under the captions "Election of Directors" and "Security Ownership" in the IFF 2002 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information regarding certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Additional Information" in the IFF 2002 Proxy Statement and such information is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements, related notes and independent accountants' report from the IFF 2001 Annual Report are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

                                                                            Page
                                                                            No.
                                                                            ----
Consolidated Statements of Income and Retained Earnings for the three years ended December 31, 2001..................................................  33
Consolidated Balance Sheet--December 31, 2001 and 2000.....................  34
Consolidated Statement of Cash Flows for the three years ended December 31,
  2001.....................................................................  35
Notes to Consolidated Financial Statements.................................  36
Report of Independent Accountants..........................................  32

   (a)(2) FINANCIAL STATEMENT SCHEDULES.  The following schedule is included in
Part IV of this Annual Report on Form 10-K:

 Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001.......................................... S-1
 Report of Independent Accountants on Financial Statement Schedule........ 18

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (a)(3)  EXHIBITS.

Number
------

   2      Agreement and Plan of Merger dated as of September 25, 2000 among Registrant, Bush Boake Allen
          Inc. and B Acquisition Corp. incorporated by reference to Exhibit 2.1 to Registrant's Report on Form
          8-K dated September 25, 2000.

   3 (i ) Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to
          Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

   3 (ii) By-laws of Registrant, as amended through March 12, 2002.

   4.1    Shareholders Protection Rights Agreement dated as of March 21, 2000 between Registrant and The
          Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on
          Form 8-K dated March 22, 2000.

   4.1a   First Amendment dated as of September 26, 2000, to Shareholder Protection Rights Agreement,
          incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated September 26, 2000.

   4.2    Specimen Certificates of Registrant's Common Stock bearing legend notifying of Shareholder
          Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Registration
          Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

   4.3    Indenture, dated as of May 1, 2001, between International Flavors & Fragrances Inc. and Bank One
          Trust Company, N. A., as Trustee, incorporated by reference to Exhibit 4.1 to Registrant's
          Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

   4.4    First Supplemental Indenture, dated as of May 7, 2001, between International Flavors & Fragrances
          Inc. and Bank One Trust & Company, N. A., as Trustee, incorporated by reference to Exhibit 4.2 to
          Registrant's Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

Number
------

   4.5 Form of 6.45% Note due 2006 (included in 4.4), incorporated by reference to Exhibit 4.2.1 to
       Registrant's Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

   4.6 Registration Rights Agreement, dated May 7, 2001, among International Flavors & Fragrances Inc.
       and Salomon Smith Barney Inc., Banc One Capitals Markets, Inc., First Union Securities, Inc. and
       Tokyo-Mitsubishi International plc, as representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4 dated June 26, 2001 (Reg.
       No. 333-63910).
   9   Not applicable.

* 10.1 Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman of the Board
       and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on April 13,
       2000, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August
       14, 2000.

*10.2  Agreement dated June 23, 1998 between Registrant and Carlos A. Lobbosco, Executive Vice
       President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form
       10-Q dated November 13, 1998.

*10.2a Agreement dated as of October 1, 1999 between Registrant and Carlos A. Lobbosco, Executive Vice
       President of Registrant, incorporated by reference to Exhibit 10(o) to Registrant's Report on Form
       10-K for fiscal year ended December 31, 1999.

*10.2b Agreement dated July 25, 2001 between Registrant and Carlos A. Lobbosco, Executive Vice
       President, Business Development, incorporated by reference to Exhibit 10(b) to Registrant's Report on
       Form 10-Q dated August 14, 2001.

*10.3  Separation Agreement dated as of July 16, 2001 between Registrant and William S. Kane, Vice
       President, Human Resources of Registrant, incorporated by reference to Exhibit 10(c) to Registrant's
       Report on Form 10-Q dated August 14, 2001.

*10.4  Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997.

*10.5  Registrant's Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on
       November 14, 1989, as amended through June 30, 2000, incorporated by reference to Exhibit 10(f) to
       Registrant's Report on Form 10-K for the fiscal year ending December 31, 2000.

*10.6  Registrant's 2000 Stock Award and Incentive Plan adopted by Registrant's Board of Directors on
       March 9, 2000, as amended by the Board on November 14, 2000, incorporated by reference to Exhibit
       10(g) to Registrant's Report on Form 10-K for the fiscal year ending December 31, 2000.

*10.7  2000 Supplemental Stock Award Plan adopted by Registrant's Board of Directors on November 14,
       2000, incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8
       filed on December 7, 2000 (Reg. No. 333-51436).

*10.8  Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to
       Exhibit A to the Registrant's Proxy Statement dated March 28, 1995.

*10.9  Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit
       10(c) to Registrant's Report on Form 10-Q dated May 14, 1997.

*10.10 Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of Directors on
       December 12, 2000, incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K
       for the fiscal year ended December 31, 2000.

*10.11 Registrant's Executive Separation Policy, approved by Registrant's Board of Directors on October 10,
       2000, incorporated by reference to Exhibit 10(l) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

Number
------

10.12   Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck
        Consultants Inc. approved by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 14, 2000.

*10.13  Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to
        Registrant's Report on Form 10-Q dated May 14, 1997.

*10.13a 2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of Directors on
        February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29,
        2000.
*10.14  Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.
*10.15  Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by
        Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to
        Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).
*10.16  Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on
        September 15, 1981 as amended through September 1, 2000, incorporated by reference to Exhibit
        99(d) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-
        46932).
*10.17  Registrant's 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the
        Registrant's Proxy Statement dated March 27, 1997.
*10.17a Amendments to 1997 Employee Stock Option Plan adopted by Registrant's Board of Directors on
        February 8, 2000, incorporated by reference to Exhibit 10(ll) to Registrant's Report on Form 10-K for
        the fiscal year ended December 31, 1999.

 *10.18 Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of Directors on
        November 14, 2000, incorporated by reference to Exhibit B to Registrant's Proxy Statement dated
        March 30, 2001.

 *10.19 Registrant's Senior Officer Stock Exercise Loan Program adopted by Registrant's Board of Directors on November 13, 2001.

  10.20 Amended and Restated 364-day Credit Agreement dated as of May 30, 2000 among Registrant, as
        Borrower, certain Initial Lenders, Citibank, N.A., as Agent, and Salomon Smith Barney Inc., as
        Arranger, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated
        August 14, 2000.

  10.21 180-day Credit Agreement dated as of November 2, 2000 among Registrant, as Borrower, certain
        Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(v) to Registrant's Report on Form 10-K for the fiscal year ending December
        31, 2000.

  10.22 364-day Credit Agreement dated as of November 28, 2000 among Registrant as Borrower, certain
        Initial Lenders, Citibank, N.A. as Agent, First Union National Bank and Bank of Tokyo-Mitsubishi
        Trust Company, as Syndication Agents, Fortis (USA) Finance LLC., as Co-Agent, and Salomon
        Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(w) to Registrant's Report on
        Form 10-K for the fiscal year ending December 31, 2000.

 10.22a Letter Amendment dated as of December 31, 2000 to the 364-day Credit Agreement dated as of
        November 28, 2000 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as Agent,
        First Union National Bank and Bank of Tokyo-Mitsubishi Trust Company, as Syndication Agents,
        Fortis (USA) Finance LLC., as Co-Agent, and Salomon Smith Barney Inc., as Arranger, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14, 2001.

Number
------

10.23  364-day Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain
       Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger,
       incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 14,
       2001.

10.24  Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as
       Arranger, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated
       November 14, 2001.

10.25  Credit Agreement dated as of September 27, 2001 by and between the Company and Bank of Tokyo-
       Mitsubishi Trust Company, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form
       10-Q dated November 14, 2001.

   11  Not applicable.

   12  Not applicable.

   13  Registrant's 2001 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

   16  Not applicable.

   18  Not applicable.

   21  List of Principal Subsidiaries.

   22  Not applicable.

   23  Consent of PricewaterhouseCoopers LLP.

   24  Powers of Attorney authorizing Douglas J. Wetmore and Stephen A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

   28  Not applicable.

   99  None.

--------
*  Management contract or compensatory plan or arrangement.

   (b)  REPORTS ON FORM 8-K

   The Company filed the following report on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

.. Report on Form 8-K dated October 5, 2001 and filed October 5, 2001, describing in Item 5 a purported class action law suit brought against the Company in Circuit Court of Jasper County, Missouri by the employees of a microwave popcorn plant owned and operated by Gilster-Mary Lee Corp.

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of International Flavors & Fragrances Inc.
Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report to Shareholders of International Flavors & Fragrances Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

New York, New York
January 28, 2002

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

                                          INTERNATIONAL FLAVORS
                                            & FRAGRANCES INC.
                                                          (Registrant)

                                          By          /s/  DOUGLAS J. WETMORE
                                             -----------------------------------
                                                     Douglas J. Wetmore
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: March 28, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                                            ]
                                            ]
Principal Executive Officer:                ]
                                            ]
           RICHARD A. GOLDSTEIN             ]
                                            ]
         Chairman of the Board and          ]
          Chief Executive Officer           ]
                                            ]
Principal Financial and Accounting Officer: ]
                                            ]
            DOUGLAS J. WETMORE              ]
                                            ]
         Senior Vice President and          }
          Chief Financial Officer           ]
                                            ]
Directors:                                  ]
                                            ]
           MARGARET HAYES ADAME             ]
               GUNTER BLOBEL                ]
            JAMES R. CANTALUPO              ]   By  /s/  STEPHEN A. BLOCK
              J. MICHAEL COOK               ]   ---------------------------
            PETER A. GEORGESCU              ]                Stephen A. Block
           RICHARD A. GOLDSTEIN             ]                 Attorney in fact
            CARLOS A. LOBBOSCO              ]
            ARTHUR C. MARTINEZ              ]              March 28, 2002
          HENRY P. VAN AMERINGEN            ]
         WILLIAM D. VAN DYKE, III           ]
            DOUGLAS J. WETMORE              ]

   Original powers of attorney authorizing Douglas J. Wetmore and Stephen A. Block, and each of them, to sign this report on behalf of certain directors and officers of the Registrant have been filed with the Securities and Exchange Commission.

                                                                    SCHEDULE II

           INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (In thousands)

                                               For the Year Ended
                                               December 31, 2001
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $11,074    $2,947    $2,306   $(880)  $10,835
                                 =======    ======    ======   =====   =======

                                               For the Year Ended
                                               December 31, 2000
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $10,013    $2,359    $  963   $(335)  $11,074
                                 =======    ======    ======   =====   =======

                                               For the Year Ended
                                               December 31, 1999
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $ 9,517    $1,645    $  668   $(481)  $10,013
                                 =======    ======    ======   =====   =======

                                 EXHIBIT INDEX

Number
------

  2        Agreement and Plan of Merger dated as of September 25, 2000 among Registrant, Bush Boake Allen
           Inc. and B Acquisition Corp. incorporated by reference to Exhibit 2.1 to Registrant's Report on Form
           8-K dated September 25, 2000.

  3 (i)    Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3 to
           Registrant's Report on Form 10-K for fiscal year ended December 31, 1993.

  3 (ii)   By-laws of Registrant, as amended on March 12, 2002.

  4.1      Shareholders Protection Rights Agreement dated as of March 21, 2000 between Registrant and The
           Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4 to Registrant's Report on
           Form 8-K dated March 22, 2000.

  4.1a     First Amendment dated as of September 26, 2000, to Shareholder Protection Rights Agreement,
           incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated September 26,
           2000.

  4.2      Specimen Certificates of Registrant's Common Stock bearing legend notifying of Shareholder
           Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's Registration
           Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

  4.3      Indenture, dated as of May 1, 2001, between International Flavors & Fragrances Inc. and Bank One
           Trust Company, N. A., as Trustee, incorporated by reference to Exhibit 4.1 to Registrant's
           Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

  4.4      First Supplemental Indenture, dated as of May 7, 2001, between International Flavors & Fragrances
           Inc. and Bank One Trust & Company, N. A., as Trustee, incorporated by reference to Exhibit 4.2 to
           Registrant's Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

  4.5      Form of 6.45% Note due 2006 (included in 4.4), incorporated by reference to Exhibit 4.2.1 to
           Registrant's Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

  4.6      Registration Rights Agreement, dated May 7, 2001, among International Flavors & Fragrances Inc.
           and Salomon Smith Barney Inc., Banc One Capitals Markets, Inc., First Union Securities, Inc. and
           Tokyo-Mitsubishi International plc, as representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4 dated June 26, 2001
           (Reg. No. 333-63910).

  9        Not applicable.

 10.1      Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman of the
           Board and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on
           April 13, 2000, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated
           August 14, 2000.

 10.2      Agreement dated June 23, 1998 between Registrant and Carlos A. Lobbosco, Executive Vice
           President of Registrant, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form
           10-Q dated November 13, 1998.

 10.2a     Agreement dated as of October 1, 1999 between Registrant and Carlos A. Lobbosco, Executive Vice
           President of Registrant, incorporated by reference to Exhibit 10(o) to Registrant's Report on Form
           10-K for fiscal year ended December 31, 1999.

 10.2b     Agreement dated July 25, 2001 between Registrant and Carlos A. Lobbosco, Executive Vice
           President, Business Development, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated August 14, 2001.

 10.3      Separation Agreement dated as of July 16, 2001 between Registrant and William S. Kane, Vice
           President, Human Resources of Registrant, incorporated by reference to Exhibit 10(c) to Registrant's
           Report on Form 10-Q dated August 14, 2001.

Number
------

10.4     Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated May 14, 1997.

10.5     Registrant's Supplemental Retirement Investment Plan adopted by Registrant's Board of Directors on November 14, 1989, as amended through June 30, 2000, incorporated by reference to Exhibit
         10(f) to Registrant's Report on Form 10-K for the fiscal year ending December 31, 2000.

10.6     Registrant's 2000 Stock Award and Incentive Plan adopted by Registrant's Board of Directors on
         March 9, 2000, as amended by the Board on November 14, 2000, incorporated by reference to
         Exhibit 10(g) to Registrant's Report on Form 10-K for the fiscal year ending December 31, 2000.

10.7     2000 Supplemental Stock Award Plan adopted by Registrant's Board of Directors on November 14,
         2000, incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8
         filed on December 7, 2000 (Reg. No. 333-51436).

10.8     Restated Management Incentive Compensation Plan of Registrant, incorporated by reference to
         Exhibit A to the Registrant's Proxy Statement dated March 28, 1995.

10.9     Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to
         Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997.

10.10    Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of Directors on
         December 12, 2000, incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K
         for the fiscal year ended December 31, 2000.

10.11    Registrant's Executive Separation Policy, approved by Registrant's Board of Directors on October
         10, 2000, incorporated by reference to Exhibit 10(l) to Registrant's Report on Form 10-K for the
         fiscal year ended December 31, 2000.

10.12    Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck
         Consultants Inc. approved by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 14, 2000.

10.13    Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to
         Registrant's Report on Form 10-Q dated May 14, 1997.

10.13a   2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of Directors on
         February 8, 2000, incorporated by reference to the Registrant's Proxy Statement dated March 29,
         2000.

10.14    Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995, incorporated by reference to Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

10.15    Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by
         Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to
         Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

10.16    Registrant's Directors' Deferred Compensation Plan adopted by Registrant's Board of Directors on
         September 15, 1981 as amended through September 1, 2000, incorporated by reference to Exhibit
         99(d) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No.
         333-46932).

10.17    Registrant's 1997 Employee Stock Option Plan, incorporated by reference to Exhibit A to the
         Registrant's Proxy Statement dated March 27, 1997.

10.17a   Amendments to 1997 Employee Stock Option Plan adopted by Registrant's Board of Directors on
         February 8, 2000, incorporated by reference to Exhibit 10(ll) to Registrant's Report on Form 10-K
         for the fiscal year ended December 31, 1999.

10.18    Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of Directors on
         November 14, 2000, incorporated by reference to Exhibit B to Registrant's Proxy Statement dated
         March 30, 2001.

Number
------

10.19    Registrant's Senior Officer Stock Exercise Loan Program adopted by Registrant's Board of Directors on November 13, 2001.

10.20    Amended and Restated 364-day Credit Agreement dated as of May 30, 2000 among Registrant, as
         Borrower, certain Initial Lenders, Citibank, N.A., as Agent, and Salomon Smith Barney Inc., as
         Arranger, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated
         August 14, 2000.

10.21    180-day Credit Agreement dated as of November 2, 2000 among Registrant, as Borrower, certain
         Initial Lenders, Citibank, N.A. as Agent and Salomon Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(v) to Registrant's Report on Form 10-K for the fiscal year ending
         December 31, 2000.

10.22    364-day Credit Agreement dated as of November 28, 2000 among Registrant as Borrower, certain
         Initial Lenders, Citibank, N.A. as Agent, First Union National Bank and Bank of Tokyo-Mitsubishi
         Trust Company, as Syndication Agents, Fortis (USA) Finance LLC., as Co-Agent, and Salomon
         Smith Barney Inc. as Arranger, incorporated by reference to Exhibit 10(w) to Registrant's Report on
         Form 10-K for the fiscal year ending December 31, 2000.

10.22a   Letter Amendment dated as of December 31, 2000 to the 364-day Credit Agreement dated as of
         November 28, 2000 among Registrant, as Borrower, certain Initial Lenders, Citibank, N.A., as
         Agent, First Union National Bank and Bank of Tokyo-Mitsubishi Trust Company, as Syndication
         Agents, Fortis (USA) Finance LLC., as Co-Agent, and Salomon Smith Barney Inc., as Arranger,
         incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 14,
         2001.

10.23    364-day Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N. A., as Administrative Agent, and Salomon Smith Barney Inc., as
         Arranger, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated
         November 14, 2001.

10.24    Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as
         Arranger, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated
         November 14, 2001.

10.25    Credit Agreement dated as of September 27, 2001 by and between the Company and Bank of Tokyo-
         Mitsubishi Trust Company, incorporated by reference to Exhibit 10(c) to Registrant's Report on
         Form 10-Q dated November 14, 2001.

11       Not applicable.

12       Not applicable.

13       Registrant's 2001 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

16       Not applicable.

18       Not applicable.

21       List of Principal Subsidiaries.

22       Not applicable.

23       Consent of PricewaterhouseCoopers LLP.

24       Powers of Attorney authorizing Douglas J. Wetmore and Stephen A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

28       Not applicable.

99       None.