Form 10-Q
period 2002-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2002-05-10
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2002 Commission file number 1-4858
         --------------------------------------------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)


                   New York                                   13-1432060
  ---------------------------------------------         ---------------------
  (State or other jurisdiction of incorporation             (IRS Employer
               or organization)                          identification No.)


  521 West 57th Street, New York, N.Y.                        10019-2960
  ---------------------------------------------         ---------------------
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

                     Yes    X                           No  _________
                         -------

Number of shares outstanding as of May 3, 2002: 94,245,851

                         PART I. FINANCIAL INFORMATION                         1

Item 1. Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (Unaudited)

                                                         3/31/02      12/31/01
                                                       -----------  -----------
Assets
------
Current Assets:
   Cash & Cash Equivalents                             $    34,472  $    48,521
   Short-term Investments                                      396          384
   Trade Receivables                                       350,295      328,858
   Allowance For Doubtful Accounts                         (10,667)     (10,835)

   Inventories:  Raw Materials                             205,270      212,270
                 Work in Process                            10,217       10,853
                 Finished Goods                            192,761      192,861
                                                       -----------  -----------
                 Total Inventories                         408,248      415,984
   Deferred Income Taxes                                    57,168       77,449
   Other Current Assets                                     44,644       36,000
                                                       -----------  -----------
   Total Current Assets                                    884,556      896,361
                                                       -----------  -----------

Property, Plant & Equipment, At Cost                       961,599      975,630
Accumulated Depreciation                                  (434,715)    (443,157)
                                                       -----------  -----------
                                                           526,884      532,473
                                                       -----------  -----------
Intangible Assets, net                                     786,442      795,920
Other Assets                                                41,466       43,297
                                                       -----------  -----------
Total Assets                                           $ 2,239,348  $ 2,268,051
                                                       ===========  ===========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt    $    27,337  $    23,716
   Commercial Paper                                        195,244      204,229
   Accounts Payable-Trade                                  101,875       85,659
   Dividends Payable                                        14,188       14,215
   Income Taxes                                             53,829       49,841
   Other Current Liabilities                               161,730      182,554
                                                       -----------  -----------
   Total Current Liabilities                               554,203      560,214
                                                       -----------  -----------

Other Liabilities:
   Deferred Income Taxes                                    18,789       44,553
   Long-term Debt                                          930,728      939,404
   Retirement and Other Liabilities                        197,979      199,710
                                                       -----------  -----------
Total Other Liabilities                                  1,147,496    1,183,667
                                                       -----------  -----------

Shareholders' Equity:
  Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares         14,470       14,470
   Capital in Excess of Par Value                          119,961      126,170
   Restricted Stock                                           (624)      (1,440)
   Retained Earnings                                     1,291,103    1,263,344
   Accumulated Other Comprehensive Income (Loss):
      Cumulative Translation Adjustment                   (166,224)    (156,266)
      Accumulated Gains/(Losses) on Derivatives
        Qualifying as Hedges                                 2,135       (2,261)
      Minimum pension liability adjustment                 (20,009)     (20,009)
                                                       -----------  -----------
                                                         1,240,812    1,224,008
   Treasury Stock, at cost - 21,148,751 shares in '02
      and 20,996,954 in '01                               (702,176)    (698,851)
   Note Receivable from Officer                               (987)        (987)
                                                       -----------  -----------
   Total Shareholders' Equity                              537,649      524,170
                                                       -----------  -----------
Total Liabilities and Shareholders' Equity             $ 2,239,348  $ 2,268,051
                                                       ===========  ===========

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

                                                         3 Months Ended 3/31
                                                       -----------------------
                                                          2002          2001
                                                          ----          ----

Net Sales                                              $ 445,844     $ 483,661
                                                       ---------     ---------

Cost of Goods Sold                                       259,864       284,139
Research and Development Expenses                         35,170        35,406
Selling and Administrative Expenses                       75,386        85,845
Amortization of Goodwill and Other Intangibles             3,158        11,355
Nonrecurring Charges                                           -        12,420
Interest Expense                                          10,427        22,300
Other (Income) Expense, Net                               (1,965)         (240)
                                                       ---------     ---------
                                                         382,040       451,225
                                                       ---------     ---------
Income Before Taxes on Income                             63,804        32,436
Taxes on Income                                           21,857        12,164
                                                       ---------     ---------
Net Income                                                41,947        20,272

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments               (9,958)      (68,793)
   Accumulated Gains (Losses) on Derivatives
     Qualifying as Hedges                                  4,396        (1,597)
                                                       ---------     ---------
Comprehensive Income                                   $  36,385     $ (50,118)
                                                       =========     =========

Net Income Per Share - Basic                           $    0.44     $    0.21

Net Income Per Share - Diluted                         $    0.44     $    0.21

Average Number of Shares Outstanding - Basic              94,534        96,984

Average Number of Shares Outstanding - Diluted            96,182        97,586

Dividends Paid Per Share                               $    0.15     $    0.15


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.            3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   3 Months Ended 3/31
                                                                             ------------------------------
                                                                                 2002                2001
                                                                             ----------            --------
Cash Flows From Operating Activities:
------------------------------------
Net Income                                                                     $ 41,947           $  20,272

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation and Amortization                                              20,474              29,413
      Deferred Income Taxes                                                       1,889              (1,606)
      Changes in Assets and Liabilities:
         Current Receivables                                                    (29,923)            (25,641)
         Inventories                                                              5,877               5,456
         Current Payables                                                         1,483             (33,470)
         Other, Net                                                              (5,093)            (17,496)
                                                                                -------             -------
Net Cash Provided by (Used in) Operations                                        36,654             (23,072)
                                                                                -------             -------

Cash Flows From Investing Activities:
------------------------------------

Proceeds from Investments                                                             -                 328
Purchases of Investments                                                            (14)             (5,492)
Additions to Property, Plant and Equipment                                      (19,605)             (9,353)
Proceeds from Disposal of Assets                                                  5,064               1,474
                                                                                -------             -------
Net Cash Used in Investing Activities                                           (14,555)            (13,043)
                                                                                -------             -------
Cash Flows From Financing Activities:
------------------------------------

Cash Dividends Paid to Shareholders                                             (14,215)            (14,614)
Net Change in Bank Loans                                                            851             (12,445)
Net Change in Commercial Paper Outstanding                                       (8,985)           (391,474)
Proceeds from Long-term Debt                                                          -             429,208
Repayments of Long-term Debt                                                     (4,409)             (2,869)
Proceeds From Issuance of Stock Under Stock Option Plans                          8,294                   -
Purchase of Treasury Stock                                                      (17,031)            (34,109)
                                                                                -------             -------
Net Cash Used in Financing Activities                                           (35,495)            (26,303)
                                                                                -------             -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       (653)               (517)
                                                                                -------             -------

Net Change in Cash and Cash Equivalents                                         (14,049)            (62,935)

Cash and Cash Equivalents at Beginning of Year                                   48,521             128,869
                                                                                -------             -------

Cash and Cash Equivalents at End of Period                                     $ 34,472           $  65,934
                                                                                =======             =======


Interest Paid                                                                  $  3,287           $  21,844

Income Taxes Paid                                                              $ 12,491           $  35,379


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 2001 Annual Report to Shareholders. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

Derivative Instruments and Hedging Activities:

The Company has entered into a series of swaps for a $700.0 million notional amount which effectively converts the 6.45% coupon interest rate on the Notes to a short-term rate based upon the London InterBank Offered Rate (LIBOR) plus an interest markup. These swaps are designated as qualified cash flow hedges. The Company had no ineffective interest rate swaps at March 31, 2002.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. The notional amount and maturity dates of such contracts match those of the underlying receivables, payables and anticipated purchases. At March 31, 2002, the Company had outstanding foreign currency forward contracts of approximately $267.0 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective foreign currency forward contracts at March 31, 2002.

Net Income Per Share:

Options to purchase 2,721,001 shares and 4,549,224 shares were outstanding for the first quarter of 2002 and 2001, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Segment Information:

Effective January 1, 2001 the Company was reorganized into five geographic regions with an individual manager responsible for each region. The five regions established were North America, Latin America, Asia-Pacific, Europe and Central Asia, Middle East ("CAME"). During the course of 2001, as the integration of BBA progressed, the Company refined the CAME region further to reflect the current organization and management structure. The CAME region was reconstituted as, and renamed the "Indian Subcontinent" (India, Pakistan and other countries in the Indian Subcontinent). The Central Asia and Middle East operations formerly included in CAME will, from January 1, 2002 be included with Europe. North and Latin America and Asia-Pacific were unaffected by the geographic reorganization.

The Company's reportable segment information, based on geographic region, follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the geographic alignment. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill and other intangibles, the effects of nonrecurring items and accounting changes, and income tax expense.

------------------------------------ ------------ ------------ ------------- ----------- ------------ ---------------- -------------
                                        North                    Indian        Latin
2002 (Dollars in thousands)            America      Europe     Sub-continent  America    Asia-Pacific  Eliminations    Consolidated
------------------------------------ ------------ ------------ ------------- ----------- ------------ ---------------- -------------
Sales to unaffiliated customers         $148,604     $165,985      $ 8,725      $57,240      $65,290         $     --      $445,844
Transfers between areas                   21,193       27,412           49          160        3,441          (52,255)           --
------------------------------------ ------------ ------------ ------------- ----------- ------------ ---------------- -------------
Total sales                             $169,797     $193,397      $ 8,774      $57,400      $68,731         $(52,255)     $445,844
==================================== ============ ============ ============= =========== ============ ================ =============
Segment profit                          $ 16,257     $ 39,855      $ 2,016      $14,090      $15,557         $   (400)     $ 87,375
==================================== ============ ============ ============= =========== ============ ================
Corporate and other unallocated
 expenses                                                                                                                   (11,951)
Amortization of other intangibles                                                                                            (3,158)
Interest expense                                                                                                            (10,427)
Other income (expense), net                                                                                                   1,965
                                                                                                                       ------------
Income before taxes on income                                                                                              $ 63,804
==================================== ============ ============ ============  =========== ============ ================ ============

------------------------------------ ------------ ------------ ------------ ------------ ------------ ---------------- ------------
                                        North                    Indian        Latin
2001 (Dollars in thousands)            America      Europe     Sub-continent  America    Asia-Pacific  Eliminations    Consolidated
------------------------------------ ------------ ------------ ------------- ----------- ------------ ---------------- ------------
Sales to unaffiliated customers         $157,582     $187,125      $ 8,056      $61,490     $ 69,408        $      --     $ 483,661
Transfers between areas                   23,365       33,066          261          385        3,909          (60,986)           --
------------------------------------ ------------ ------------ ------------- ----------- ------------ ---------------- ------------
Total sales                             $180,947     $220,191      $ 8,317      $61,875     $ 73,317        $ (60,986)    $ 483,661
==================================== ============ ============ ============= =========== ============ ================ ============
Segment profit                          $ 18,708     $ 43,259      $ 2,040      $13,422     $ 15,560        $    (738)    $  92,251
==================================== ============ ============ ============= =========== ============ ================
Corporate and other unallocated
 expenses                                                                                                                   (13,980)
Amortization of goodwill and
 other intangibles                                                                                                          (11,355)
Nonrecurring charges                                                                                                        (12,420)
Interest expense                                                                                                            (22,300)
Other income (expense), net                                                                                                     240
                                                                                                                       ------------
Income before taxes on income                                                                                             $  32,436
==================================== ============ ============ ============= =========== ============ ================ ============

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million through the end of 2002. Certain costs associated with the merger and the integration of Bush Boake Allen Inc. ("BBA") operations were accounted for as part of the acquisition cost, and did not affect current earnings.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                      Employee-  Asset-Related
                                       Related     And Other     Total
                                     ---------------------------------
       Balance December 31, 2001      $  7.0       $  .7        $  7.7
       Utilized in 2002                  (.7)        (.4)         (1.1)
                                        ----         ---          ----
       Balance March 31, 2002         $  6.3       $  .3        $  6.6
                                        ====         ===          ====

The balance of the liabilities will be utilized by early 2003 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were as follows (in millions):

                                     Employee-  Asset-Related
                                      Related     And Other     Total
                                     ---------------------------------
       Balance December 31, 2001      $ 13.8       $ 9.9        $ 23.7
       Utilized in 2002                 (2.0)       (1.4)         (3.4)
                                       -----        ----         -----
       Balance March 31, 2002         $ 11.8       $ 8.5        $ 20.3
                                       =====        ====         =====

Restricted Stock:

In January 2001, the Company awarded approximately 190,000 IFF Stock Units ("Units") to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's Common Stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the Unit's vesting period. In the first quarter 2002, the third price target of $31.50 was achieved and the Company recognized expense of $.8 million which is included in operating expenses. The remaining unvested Units are reported as Restricted Stock on the Company's Consolidated Balance Sheet.

Comprehensive Income:
Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                Accumulated
                                                             gains(losses) on
      2002 (Dollars in thousands)                               derivatives        Minimum Pension
                                           Translation         qualifying as      Obligation, net of
                                           adjustments            hedges                 tax                  Total
                                       -------------------- -------------------- -------------------- --------------------
 Balance December 31, 2001                 $(156,266)           $  (2,261)             $(20,009)            $(178,536)
 Change                                       (9,958)               4,396                    --                (5,562)
                                           ---------            ---------              --------             ---------
 Balance March 31, 2002                    $(166,224)           $   2,135              $(20,009)            $(184,098)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                                Accumulated
                                                             gains(losses) on
     2001 (Dollars in thousands)                                derivatives        Minimum Pension
                                           Translation         qualifying as      Obligation, net of
                                           adjustments            hedges                 tax                  Total
                                       -------------------- -------------------- -------------------- --------------------
 Balance December 31, 2000                 $ (77,578)           $      --                 --                $ (77,578)
 Change                                      (68,793)              (1,597)                --                  (70,390)
                                           ---------            ---------              --------             ---------
 Balance March 31, 2001                    $(146,371)           $  (1,597)                --                $(147,968)
--------------------------------------------------------------------------------------------------------------------------


Borrowings:
Debt consists of the following (Dollars in thousands):

                                          Rate      Maturities        March 31, 2002      December 31, 2001
                                          ----      ----------        --------------      -----------------
Commercial paper (U.S.)                                                   $  195,244             $  204,229
Bank loans                                                                    26,574                 21,916
Current portion of long-term debt                                                763                  1,800
                                                                  ------------------------------------------
Total current debt                                                           222,581                227,945
                                                                  ------------------------------------------

U.S. dollars                              6.45%        2006                  698,914                698,800
Euro facility                             4.79%       2005-06                100,602                101,500
Japanese Yen notes                        2.45%       2008-11                115,590                115,300
Japanese Yen notes                        1.74%        2005                    9,125                  9,100
Other                                                  2003                    1,981                  6,404
                                                                  ------------------------------------------
                                                                             926,212                931,104
Interest rate swaps                                                            4,516                  8,300
                                                                  ------------------------------------------
Total long-term debt                                                         930,728                939,404
                                                                  ------------------------------------------
Total debt                                                                $1,153,309             $1,167,349
                                                                  ==========================================


At March 31, 2002, commercial paper maturities did not extend beyond May 3, 2002. The weighted average interest rate on total borrowings was 3.7% compared to 4.1% at December 31, 2001. The Company records capitalized interest on all projects with a total project value greater than $1.0 million. In the first quarter $.2 million was capitalized which reduced interest expense and increased fixed asset additions.

Intangible Assets, net:

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. The standard also prescribes that other indefinite lived intangibles be included with goodwill. Adoption of FAS 142 eliminated annual goodwill amortization expense of approximately $33 million. The following tables reflect the reclassification of other indefinite lived intangibles from Trademarks and other to Goodwill at adoption of FAS 142 and the Earnings per share effect of this change for the first quarter 2002 and 2001. The amortization for the first quarter 2002 was $3.2 million and the estimated amortization for 2002 and the subsequent four years is $12.6 million per year. The Company is in the process of evaluating the impact of adopting FAS 142 but does not believe it has a material impairment of goodwill at adoption.

                                                    March 31, 2002                      March 31, 2002
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $684,189                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    144,051                              18,280
                                                       --------                             -------
Total                                                  $847,440                             $60,998
                                                       ========                             =======
                                                  December 31, 2001                    December 31, 2001
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $690,509                             $41,534
Other indefinite lived intangibles                            -                                   -
Trademarks and other                                    163,251                              16,306
                                                       --------                             -------
Total                                                  $853,760                             $57,840
                                                       ========                             =======

                                           For the three months ended March 31,
                                           ------------------------------------
($000's except per share amounts)                 2002             2001
---------------------------------                 ----             ----
Reported net income                            $   41,947       $   20,272
Add back: Goodwill amortization                         -            7,875
Add back: Assembled workforce amortization              -              128
                                               ----------       ----------
Adjusted net income                            $   41,947       $   28,275
                                               ==========       ==========

Basic Earnings Per Share
------------------------
  Reported net income                          $     0.44       $     0.21
  Goodwill amortization                                 -             0.08
  Assembled workforce amortization                      -                -
                                               ----------       ----------
  Adjusted net income                          $     0.44       $     0.29
                                               ==========       ==========

Diluted Earnings Per Share
--------------------------
  Reported net income                          $     0.44       $     0.21
  Goodwill amortization                                 -             0.08
  Assembled workforce amortization                      -                -
                                               ----------       ----------
  Adjusted net income                          $     0.44       $     0.29
                                               ==========       ==========

Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2002 classifications.

Item 2. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
Financial Condition
-------------------

Operations
----------

Worldwide net sales for the first quarter of 2002 were $445.8 million, compared to reported sales in the first quarter 2001 of $483.7 million. The Company disposed of certain non-core businesses in the fourth quarter 2001. On a pro-forma basis reflecting the businesses disposed of, first quarter 2001 sales were $464.0 million.

Excluding sales from non-core businesses disposed of during 2001, local currency sales for the first quarter 2002 decreased 1.6% in comparison to the 2001 quarter, in line with the Company's expectations. On a similar basis, reported sales declined 3.9%. Translation was unfavorable due to the relative strength of the U.S. dollar versus the Euro, the Japanese Yen and the Australian dollar; these currencies declined versus the U.S. dollar by approximately 4%, 12% and 6%, respectively, in comparison to the prior year.

Excluding sales associated with those businesses disposed of during 2001:

..    First quarter sales performance was strongest in North America where flavors sales increased by 2% and fragrances were flat;
..    Local currency fragrance sales in Europe increased 3% although this increase was offset by a 7% local currency decline in flavors with the overall region declining by 1%;
..    Asia-Pacific was flat and the Indian sub-continent declined 3% in local currency reflecting continued weak economic conditions throughout each of these regions;
..    Latin America declined by 9% mainly due to Argentina but also slowing economies in both Brazil and Mexico.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first three months 2002 and 2001 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales excluding the non-core businesses disposed of in the fourth quarter of 2001.

                                                    First Three Months
                                                    ------------------
                                                         Reported      Pro-Forma
                                              2002         2001          2001
                                              ----         ----          ----
     Cost of Goods Sold                       58.3%        58.7%         57.2%
     Research and Development Expenses         7.9%         7.3%          7.6%
     Selling and Administrative Expenses      16.9%        17.7%         18.3%

Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma percentage primarily due to the unfavorable mix related to weakness in the North America and Europe fine fragrance business.

Research and development expenses were somewhat higher due to increased activities in this area. Selling and administrative expenses are substantially reduced due to the integration and reorganization savings achieved during the quarter.

Other income in the quarter amounted to $2.0 million primarily related to exchange gains most significantly in Argentina. Interest expense declined from 2001 levels due to the interest rate swap entered into in 2001, reduced borrowing levels and a general decline in interest rates.

Net income for the first quarter of 2002, totaled $41.9 million compared to reported net income in the first quarter 2001 of $20.3 million. The amount for the first three months of 2001 includes the effects of the nonrecurring charge discussed below. Excluding this charge, net income for the first quarter 2001 was $28.0 million. On a pro-forma basis excluding the businesses disposed of in the fourth quarter 2001 and the effects of adopting FAS 142 which reduced amortization expense, first quarter 2001 net income totaled $27.5 million including nonrecurring charges, and $35.3 million excluding such charges.

The effective tax rate for the first quarter of 2002 was 34.3% compared to 37.5% for the comparable period in 2001. The lower effective rate in 2002 principally results from the discontinuance of goodwill amortization, which was not deductible for purposes of determination of the Company's taxable income.

Nonrecurring and Other Charges:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. In connection with this program, the Company recorded a nonrecurring charge of $12.4 million ($7.8 million after tax) in the first quarter 2001, related primarily to employee separation costs and other reorganization activities. There were no significant non-cash related elements included in the first quarter 2001 charge. The majority of the pretax nonrecurring charges recorded in the first quarter 2001 relate to operations in Asia-Pacific ($4.5 million) and North America, including corporate ($4.2 million). For Europe and Latin America, first quarter 2001 charges totaled $2.5 million and $1.2 million, respectively. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million through the end of 2002. There were no nonrecurring charges in the first quarter of 2002.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                       Employee-     Asset-Related
                                        Related        and Other       Total
                                      ---------------------------------------
        Balance December 31, 2001       $  7.0         $    .7        $ 7.7
        Utilized in 2002                  ( .7)           ( .4)        (1.1)
                                        ------         -------        -----
        Balance March 31, 2002          $  6.3         $    .3        $ 6.6
                                        ======         =======        =====

The balance of the liabilities will be utilized by early 2003 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were as follows (in millions):

                                       Employee-     Asset-Related
                                        Related        and Other       Total
                                      ---------------------------------------
        Balance December 31, 2001       $ 13.8         $ 9.9          $ 23.7
        Utilized in 2002                  (2.0)         (1.4)           (3.4)
                                         -----         -----          ------
        Balance March 31, 2002          $ 11.8         $ 8.5          $ 20.3
                                         =====         =====          ======

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $34.9 million at March 31, 2002. Working capital, at March 31, 2002 was $330.4 million compared to $336.1 million at December 31, 2001. Gross additions to property, plant and equipment during the first three months of 2002 were $19.6 million.

At March 31, 2002, the Company's outstanding commercial paper had an average interest rate of 2.34%. Commercial paper maturities did not extend beyond May 3, 2002. Bank borrowings were $27.3 million and long-term debt, including $4.5 million related to the interest rate swaps totaled $930.7 million. The weighted average interest rate on total borrowings was 3.7%.

In January 2002, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2001 dividend. The Company repurchased approximately 0.6 million shares in the first quarter 2002. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2002, the Company had approximately $53.0 million authorized under its September 2000 repurchase plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There are no material changes from the disclosures in Form 10-K filed with the Securities and Exchange Commission as of December 31, 2001.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          99(a) International Flavors & Fragrances Inc. Board of Directors Corporate Governance Guidelines adopted by the Board of Directors of the Company on May 7, 2002.

          99(b) International Flavors & Fragrances Inc. Charter of the Nominating and Governance Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002.

          99(c) International Flavors & Fragrances Inc. Charter of the Compensation Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002.

          99(d) International Flavors & Fragrances Inc. Charter of the Executive Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002.

     (b)  Reports on Form 8-K
          -------------------

          Registrant filed the following reports on Form 8-K since the beginning of the quarter for which this report on Form 10-Q is filed:

               . Report on Form 8-K dated April 24, 2002 containing a description of, and certain unaudited pro-forma financial statements relating to, the reorganization of Registrant's geographic reporting regions effective January 1, 2002, businesses disposed of during 2001 and the effects of adopting FAS 142, Goodwill and Other Intangible Assets.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 10, 2002                By: /S/ DOUGLAS J. WETMORE
                                       -----------------------------------------
                                       Douglas J. Wetmore, Senior Vice President
                                             and Chief Financial Officer

Dated: May 10, 2002                By: /S/ STEPHEN A. BLOCK
                                       -----------------------------------------
                                       Stephen A. Block, Senior Vice President,
                                            General Counsel and Secretary

Exhibit Index
-------------

Number    Description
------    -----------

99(a) International Flavors & Fragrances Inc. Board of Directors Corporate Governance Guidelines adopted by the Board of Directors of the Company on May 7, 2002

99(b) International Flavors & Fragrances Inc. Charter of the Nominating and Governance Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002

99(c) International Flavors & Fragrances Inc. Charter of the Compensation Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002

99(d) International Flavors & Fragrances Inc. Charter of the Executive Committee of the Board of Directors adopted by the Board of Directors of the Company on May 7, 2002