Form 10-Q
period 2002-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2002-08-12
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 2002 Commission file number 1-4858
          -------------------------------------------------------------


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)

                      New York                                  13 -1432060
      _____________________________________                 _____________________
   (State or other jurisdiction of incorporation                (IRS Employer
                  or organization)                           identification No.)



        521 West 57th Street, New York, N.Y.                     10019-2960
        _____________________________________               _____________________
       (Address of principal executive offices)                   (Zip Code)


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



                Yes       X                            No
                      ____________                           _____________

Number of shares outstanding as of July 31, 2002:  94,743,937

                         PART I. FINANCIAL INFORMATION                       1

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                            6/30/02                               12/31/01
                                                                      ---------------------                 ---------------------
Assets
------
Current Assets:
   Cash & Cash Equivalents                                          $               34,115                $               48,521
   Short-term Investments                                                              361                                   384
   Trade Receivables                                                               381,362                               328,858
   Allowance For Doubtful Accounts                                                 (11,535)                              (10,835)

   Inventories:  Raw Materials                                                     216,238                               212,270
                 Work in Process                                                     9,354                                10,853
                 Finished Goods                                                    180,903                               192,861
                                                                      ---------------------                 ---------------------
                 Total Inventories                                                 406,495                               415,984
   Deferred Income Taxes                                                            54,570                                77,449
   Other Current Assets                                                             60,015                                36,000
                                                                      ---------------------                 ---------------------
   Total Current Assets                                                            925,383                               896,361
                                                                      ---------------------                 ---------------------

Property, Plant & Equipment, At Cost                                               959,956                               975,630
Accumulated Depreciation                                                          (439,224)                             (443,157)
                                                                      ---------------------                 ---------------------
                                                                                   520,732                               532,473
                                                                      ---------------------                 ---------------------
Intangible Assets, net                                                             783,284                               795,920
Other Assets                                                                        56,305                                43,297
                                                                      ---------------------                 ---------------------
Total Assets                                                        $            2,285,704                $            2,268,051
                                                                      =====================                 =====================


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt                 $               17,056                $               23,716
   Commercial Paper                                                                145,845                               204,229
   Accounts Payable-Trade                                                           97,469                                85,659
   Dividends Payable                                                                14,242                                14,215
   Income Taxes                                                                     53,709                                49,841
   Other Current Liabilities                                                       163,469                               182,554
                                                                      ---------------------                 ---------------------
   Total Current Liabilities                                                       491,790                               560,214
                                                                      ---------------------                 ---------------------

Other Liabilities:
   Deferred Income Taxes                                                             6,730                                44,553
   Long-term Debt                                                                  978,837                               939,404
   Retirement and Other Liabilities                                                228,832                               199,710
                                                                      ---------------------                 ---------------------
Total Other Liabilities                                                          1,214,399                             1,183,667
                                                                      ---------------------                 ---------------------

Shareholders' Equity:
  Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares                                 14,470                                14,470
   Capital in Excess of Par Value                                                  104,751                               126,170
   Restricted Stock                                                                   (598)                               (1,440)
   Retained Earnings                                                             1,322,261                             1,263,344
   Accumulated Other Comprehensive Income (Loss):
      Cumulative Translation Adjustment                                           (144,672)                             (156,266)
      Accumulated Gains (Losses) on Derivatives
        Qualifying as Hedges                                                           968                                (2,261)
      Minimum pension liability adjustment                                         (20,009)                              (20,009)
                                                                      ---------------------                 ---------------------
                                                                                 1,277,171                             1,224,008
   Treasury Stock, at cost - 20,957,669 shares in '02
      and 20,996,954 in '01                                                       (696,669)                             (698,851)
   Note Receivable from Officer                                                       (987)                                 (987)
                                                                      ---------------------                 ---------------------
   Total Shareholders' Equity                                                      579,515                               524,170
                                                                      ---------------------                 ---------------------
Total Liabilities and Shareholders' Equity                          $            2,285,704                $            2,268,051
                                                                      =====================                 =====================

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.                  2

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                    3 Months Ended 6/30
                                                                -----------------------------------------------------------
                                                                        2002                                  2001
                                                                        ----                                  ----
Net Sales                                                     $              476,336                $              478,216
                                                                ---------------------                 ---------------------

Cost of Goods Sold                                                           272,612                               269,506
Research and Development Expenses                                             35,022                                35,502
Selling and Administrative Expenses                                           78,921                                81,001
Amortization of Goodwill and Other Intangibles                                 3,158                                11,400
Nonrecurring Charges                                                           9,242                                 8,780
Interest Expense                                                               9,294                                17,634
Other (Income) Expense, Net                                                     (807)                                1,006
                                                                ---------------------                 ---------------------
                                                                             407,442                               424,829
                                                                ---------------------                 ---------------------
Income Before Taxes on Income                                                 68,894                                53,387
Taxes on Income                                                               23,493                                20,382
                                                                ---------------------                 ---------------------
Net Income                                                                    45,401                                33,005

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments                                   21,552                                (8,793)
   Accumulated (Losses) on Derivatives
     Qualifying as Hedges                                                     (1,167)                                 (179)
                                                                ---------------------                 ---------------------
Comprehensive Income                                          $               65,786                $               24,033
                                                                =====================                 =====================

Net Income Per Share - Basic                                                   $0.48                                 $0.34

Net Income Per Share - Diluted                                                 $0.47                                 $0.34

Average Number of Shares Outstanding - Basic                                  94,572                                95,756

Average Number of Shares Outstanding - Diluted                                96,029                                96,735

Dividends Paid Per Share                                                       $0.15                                 $0.15

                                                                                    6 Months Ended 6/30
                                                                -----------------------------------------------------------
                                                                       2002                                   2001
                                                                       ----                                   ----
Net Sales                                                     $              922,180                $              961,877
                                                                ---------------------                 ---------------------

Cost of Goods Sold                                                           532,476                               553,645
Research and Development Expenses                                             70,192                                70,908
Selling and Administrative Expenses                                          154,307                               166,846
Amortization of Goodwill and Other Intangibles                                 6,316                                22,755
Nonrecurring Charges                                                           9,242                                21,200
Interest Expense                                                              19,721                                39,934
Other (Income) Expense, Net                                                   (2,772)                                  766
                                                                ---------------------                 ---------------------
                                                                             789,482                               876,054
                                                                ---------------------                 ---------------------
Income Before Taxes on Income                                                132,698                                85,823
Taxes on Income                                                               45,350                                32,546
                                                                ---------------------                 ---------------------
Net Income                                                                    87,348                                53,277

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustments                                   11,594                               (77,586)
   Accumulated Gains (Losses) on Derivatives
     Qualifying as Hedges                                                      3,229                                (1,776)
                                                                ---------------------                 ---------------------
Comprehensive Income (Loss)                                   $              102,171                $              (26,085)
                                                                =====================                 =====================

Net Income Per Share - Basic                                                   $0.92                                 $0.55

Net Income Per Share - Diluted                                                 $0.91                                 $0.55

Average Number of Shares Outstanding - Basic                                  94,553                                96,370

Average Number of Shares Outstanding - Diluted                                96,106                                97,161

Dividends Paid Per Share                                                       $0.30                                 $0.30


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.                  3


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                        6 Months Ended 6/30
                                                                   ----------------------------------------------------------
                                                                           2002                                 2001
                                                                   ---------------------                 --------------------
Cash Flows From Operating Activities:
-------------------------------------

Net Income                                                       $               87,348                $              53,277

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation and Amortization                                              42,398                               62,330
      Deferred Income Taxes                                                      (8,247)                              (2,031)
      Changes in Assets and Liabilities:
         Current Receivables                                                    (49,123)                             (52,108)
         Inventories                                                             25,884                                 (260)
         Current Payables                                                        (9,969)                             (31,353)
         Other, Net                                                              (2,031)                              (3,108)
                                                                   ---------------------                 --------------------
Net Cash Provided by Operations                                                  86,260                               26,747
                                                                   ---------------------                 --------------------

Cash Flows From Investing Activities:
-------------------------------------

Proceeds from Investments                                                            32                                5,420
Purchases of Investments                                                            (13)                             (15,546)
Additions to Property, Plant and Equipment                                      (41,623)                             (20,160)
Proceeds from Disposal of Assets                                                 56,724                                2,522
                                                                   ---------------------                 --------------------
Net Cash Provided by (Used) in Investing Activities                              15,120                              (27,764)
                                                                   ---------------------                 --------------------

Cash Flows From Financing Activities:
-------------------------------------

Cash Dividends Paid to Shareholders                                             (28,404)                             (28,979)
Decrease in Bank Loans                                                           (9,148)                             (14,648)
Net Decrease in Commercial Paper Outstanding                                    (58,384)                            (386,880)
Net Proceeds from Long-term Debt                                                  1,896                              429,013
Repayments of Long-term Debt                                                     (4,697)                             (20,926)
Proceeds From Issuance of Stock Under Stock Option
  and Employee Stock Purchase Plans                                              26,087                                1,151
Purchase of Treasury Stock                                                      (44,532)                             (39,967)
                                                                   ---------------------                 --------------------
Net Cash Used in Financing Activities                                          (117,182)                             (61,236)
                                                                   ---------------------                 --------------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                      1,396                               (5,927)
                                                                   ---------------------                 --------------------

Net Change in Cash and Cash Equivalents                                         (14,406)                             (68,180)

Cash and Cash Equivalents at Beginning of Year                                   48,521                              128,869
                                                                   ---------------------                 --------------------

Cash and Cash Equivalents at End of Period                       $               34,115                $              60,689
                                                                   =====================                 ====================



Interest Paid                                                    $               31,000                $              33,895

Income Taxes Paid                                                $               42,944                $              58,150

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

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has entered into a series of swaps for a $700.0 million notional amount which effectively converts the fixed 6.45% coupon interest rate on the Notes to a variable short-term rate based upon the London InterBank Offered Rate (LIBOR) plus an interest markup. During the second quarter the Company amended the swap, which changed the short-term LIBOR basis and the related spread. As a result of market conditions and the change in the value of the swap, the counter-party paid the Company $1.2 million, including accrued swap interest of $.4 million. The net gain on settlement is being amortized over the remaining term of the Notes. These swaps are designated as qualified cash flow hedges. The Company had no ineffective interest rate swaps at June 30, 2002.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. The notional amount and maturity dates of such contracts match those of the underlying transactions. At June 30, 2002, the Company had outstanding foreign currency forward contracts of approximately $96.0 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective foreign currency forward contracts at June 30, 2002.


SALE AND LEASEBACK TRANSACTION:

During June 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities. Under the terms of the sale agreement, the Company sold the land, building and associated improvements at these facilities to an unrelated third party for $48.0 million in cash. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The net book value of these assets approximated $20.3 million. The book value and associated depreciation of the related assets have been removed from the Company's accounts and the gain realized on the sale, approximating $26.7 million, has been deferred. The deferred gain will be credited to income over the 22-year operating lease term. At June 30, 2002, the unamortized portion of the deferred gain is included in the balance sheet captions "Retirement and Other Liabilities" in the amount of $25.5 million and "Other Current Liabilities" in the amount of $1.2 million. The operating lease agreements provide for renewal options of up to 30 years. Payments under the leases approximate $4.2 million annually and commenced in July 2002. Total lease obligations for 2002 are $2.1 million and for 2003 to 2006 are $4.2 million annually and the aggregate lease obligation is $92.4 million.

NET INCOME PER SHARE:

Stock options to purchase 2,676,834 and 2,698,918 shares were outstanding for the second quarter and the first six months of 2002, respectively, and 5,291,376 and 4,920,300 shares for the second quarter and first six months of 2001, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

SEGMENT INFORMATION:

Effective January 1, 2001, the Company was reorganized into five geographic regions with a single manager responsible for each region. The five regions were: North America, Latin America, Asia-Pacific, Europe and Central Asia, Middle East ("CAME"). Effective January 1, 2002, the CAME region was reconstituted as, and renamed the "India Region" (India, Pakistan and other countries in the Indian Subcontinent). Certain operations formerly included in CAME are, from January 1, 2002, included with Europe. North and Latin America and Asia-Pacific were unaffected by the geographic reorganization.

The Company's reportable segment information, based on geographic region, follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the geographic alignment and adoption of FAS 142. The Company evaluates the performance of its geographic areas based on segment operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill, the effects of nonrecurring items and accounting changes, and income tax expense.


                                                       Three Months Ended June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                      India       Latin     Asia-Pacific
2002 (Dollars in thousands)            America      Europe         Region     America                  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $159,830     $180,861     $ 10,166      $57,365      $68,114        $      --      $476,336
Transfers between areas                   21,085       35,722          748          196        3,582         (61,333)            --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $180,915     $216,583     $ 10,914      $57,561      $71,696        $(61,333)      $476,336
===================================================================================================================================
Segment profit                          $ 23,091     $ 47,938     $  2,814      $12,542      $13,122        $    249       $ 99,756
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (13,133)
Nonrecurring charges                                                                                                         (9,242)
Interest expense                                                                                                             (9,294)
Other income (expense), net                                                                                                     807
                                                                                                                       -------------
Income before taxes on income                                                                                              $ 68,894
-----------------------------------------------------------------------------------------------------------------------------------


                                                    Three Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin     Asia-Pacific
2001 (Dollars in thousands)            America      Europe       Region       America                  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $164,181     $174,684     $  8,941      $61,758      $68,652        $     --      $478,216
Transfers between areas                   20,637       36,694        2,126          272        4,658         (64,387)           --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $184,818     $211,378     $ 11,067      $62,030      $73,310        $(64,387)     $478,216
===================================================================================================================================
Segment profit                          $ 24,223     $ 43,082     $  3,068      $13,615      $16,807        $     99      $100,894
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                 (11,969)
Amortization of goodwill                                                                                                    (8,118)
Nonrecurring charges                                                                                                        (8,780)
Interest expense                                                                                                           (17,634)
Other income (expense), net                                                                                                 (1,006)
                                                                                                                       ------------
Income before taxes on income                                                                                             $ 53,387
-----------------------------------------------------------------------------------------------------------------------------------


                                                   Six Months Ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin     Asia-Pacific
2002 (Dollars in thousands)            America      Europe       Region       America                  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $308,439     $346,858      $18,887     $114,605     $133,391       $       --     $922,180
Transfers between areas                   42,278       63,134          797          356        7,023        (113,588)           --
----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $350,717     $409,992      $19,684     $114,961     $140,414       $(113,588)     $922,180
===================================================================================================================================
Segment profit                          $ 38,311     $ 86,572      $ 4,691     $ 26,398     $ 28,152       $    (151)     $183,973
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                (25,084)
Nonrecurring charges                                                                                                       (9,242)
Interest expense                                                                                                          (19,721)
Other income (expense), net                                                                                                 2,772
                                                                                                                      ------------
Income before taxes on income                                                                                           $ 132,698
----------------------------------------------------------------------------------------------------------------------------------


                                                       Six Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin     Asia-Pacific
2001 (Dollars in thousands)            America      Europe       Region       America                  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $321,763     $361,809     $ 16,997    $ 123,248     $138,060       $       --     $961,877
Transfers between areas                   44,002       69,760        2,387          657        8,567        (125,373)           --
----------------------------------------------------------------------------------------------------------------------------------
Total sales                             $365,765     $431,569     $ 19,384    $ 123,905     $146,627       $(125,373)     $961,877
===================================================================================================================================
Segment profit                          $ 41,852     $ 85,077     $  4,963    $  26,792     $ 31,818       $    (639)     $189,863
======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                (25,949)
Amortization of goodwill                                                                                                  (16,191)
Nonrecurring charges                                                                                                      (21,200)
Interest expense                                                                                                          (39,934)
Other income (expense), net                                                                                                  (766)
                                                                                                                      ------------
Income before taxes on income                                                                                            $ 85,823
------------------------------------------------------------------------------------------------------------------------------------

NONRECURRING AND OTHER CHARGES:                                               7

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million through the end of 2002. In connection with this program, the Company recorded a nonrecurring charge of $9.2 million ($6.1 million after tax) in the second quarter 2002, related primarily to employee separation costs and other reorganization activities. Of these charges, $4.0 million related to a non-cash asset write-off in North America related to the disposition of the Company's fruit concentrates business. The pretax nonrecurring charges recorded in the second quarter 2002 relate to operations in North America ($4.8 million), Europe ($4.2 million) and Asia-Pacific ($.2 million). Certain costs associated with the merger and the integration of Bush Boake Allen Inc. ("BBA") operations were accounted for as part of the acquisition cost, and did not affect current earnings.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                                  EMPLOYEE-        ASSET-RELATED
                                                  RELATED            AND OTHER            TOTAL
                                               -----------------------------------------------------
        Balance December 31, 2001                  $  7.0             $    .7            $  7.7
        Additional charges                            1.9                 7.3               9.2
        Utilized in 2002                             (1.8)               (4.7)             (6.5)
                                                   -------            -------            ------
        Balance June 30, 2002                      $  7.1             $   3.3            $ 10.4
                                                   =======            =======            ======

The balance of the liabilities will be utilized by the end of 2003 in connection with the final dismantling and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings. Movements in these acquisition accounting accruals were as follows (in millions):

                                                 EMPLOYEE -        ASSET-RELATED
                                                  RELATED            AND OTHER            TOTAL
                                               -----------------------------------------------------
        Balance December 31, 2001                  $13.8              $  9.9              $23.7
        Utilized in 2002                            (3.7)               (3.0)              (6.7)
                                                   -----              ------              -----
        Balance June 30, 2002                      $10.1              $  6.9              $17.0
                                                   =====              ======              =====


RESTRICTED STOCK:

In January 2001, the Company awarded approximately 190,000 IFF Stock Units ("Units") to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's Common Stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the Unit's vesting period. In the first quarter of 2002, the third price target of $31.50 was achieved and the Company recognized compensation expense of $.8 million which is included in operating expenses. The remaining unvested Units are reported as Restricted Stock on the Company's Consolidated Balance Sheet.

On August 1, 2002, the Company's Board of Directors granted Richard A. Goldstein, Chairman and Chief Executive Officer, an award of 200,000 restricted shares of the Company's common stock. Mr. Goldstein's entitlement to all or a portion of the award is subject to the Company's achieving certain levels of shareholder return, compared to those of a specified group of companies, over the three, four and five year periods commencing August 1, 2002. The Consolidated Income Statement and Balance Sheet for and at June 30, 2002 does not reflect this award. The Company will reflect compensation expense over the restriction period and will recognize the restricted stock issuance from Treasury stock with a corresponding adjustment to Capital in excess of par value.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                             Accumulated gains
                                                                (losses) on
      2002 (Dollars in thousands)                               derivatives        Minimum Pension
                                           Translation         qualifying as     Obligation, net of
                                           adjustments            hedges                 tax                 Total
                                       ----------------------------------------------------------------------------------
  Balance December 31, 2001                $(156,266)            $(2,261)             $(20,009)           $(178,536)

  Change                                      11,594               3,229                  -                  14,823
                                       ----------------------------------------------------------------------------------

  Balance June 30, 2002                    $(144,672)            $   968              $(20,009)           $(163,713)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                             Accumulated gains
                                                                (losses) on
      2001 (Dollars in thousands)                               derivatives        Minimum Pension
                                           Translation         qualifying as     Obligation, net of
                                           adjustments            hedges                 tax                 Total
                                       ----------------------------------------------------------------------------------
  Balance December 31, 2000                $ (77,578)            $     -              $   -               $ (77,578)

  Change                                     (77,586)             (1,776)                 -                 (79,362)
                                       ----------------------------------------------------------------------------------

  Balance June 30, 2001                    $(155,164)            $(1,776)             $   -               $(156,940)
-------------------------------------------------------------------------------------------------------------------------


BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                          Rate      Maturities      June 30, 2002       December 31, 2001
                                          ----      ----------      -------------       -----------------
Commercial paper (U.S.)                                                  $   145,845            $   204,229
Bank loans                                                                    15,148                 21,916
Current portion of long-term debt                                              1,908                  1,800
                                                                  ------------------------------------------
Total current debt                                                           162,901                227,945
                                                                  ------------------------------------------



U.S. dollars                              6.45%        2006                  698,980                698,800
Euro facility                             4.79%       2005-06                113,804                101,500
Japanese Yen notes                        2.45%       2008-11                125,582                115,300
Japanese Yen notes                        1.74%        2005                    9,914                  9,100
Other                                                 2003-05                  3,688                  6,404
                                                                  ------------------------------------------
                                                                             951,968                931,104
Interest rate swaps                                                           26,869                  8,300
                                                                  ------------------------------------------
Total long-term debt                                                         978,837                939,404
                                                                  ------------------------------------------
Total debt                                                                $1,141,738             $1,167,349
                                                                  ==========================================

At June 30, 2002, commercial paper maturities did not extend beyond July 25, 2002. The weighted average interest rate on total borrowings was 3.3% compared to 4.1% at December 31, 2001. The Company records capitalized interest on all projects with a total project value greater than $1.0 million. In the second quarter and for the six months ended June 30, 2002, $.5 million and $.7 million was capitalized which reduced interest expense and increased fixed asset additions.

On July 19, 2002, the Company entered into a five-year EURO 350 million, which approximates $350 million, multi-currency revolving credit facility agreement. In connection with the execution of this agreement, the Company repaid all borrowings under its existing EURO 140 million credit facility and cancelled that facility. In addition, on July 31, 2002 the Company exercised its option under its $500 million US revolving credit facility and cancelled the $200 million 364-day portion of that agreement. There were no borrowings under the US agreement.

INTANGIBLE ASSETS, NET:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. The standard also prescribes that other indefinite lived intangibles be included with goodwill. Adoption of FAS 142 eliminated annual goodwill amortization expense of approximately $33 million. The following tables reflect the reclassification of other indefinite lived intangibles from Trademarks and other to Goodwill at adoption of FAS 142 and the Earnings per share effect of this change for the second quarter and six months ended June 30, 2002 and 2001. The amortization for the second quarter and first six months ended June 30, 2002 was $3.2 million and $6.3 million, respectively, and the estimated amortization for 2002 and the subsequent four years is $12.6 million per year. The Company has completed its assessment of the impact of adopting the impairment provisions of this standard, and has concluded it has no impairment of goodwill at this time.

                                                    June 30, 2002                        June 30, 2002
                                                 Gross Carrying Value              Accumulated Amortization
                                                ----------------------             ------------------------
Goodwill                                               $684,189                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    144,051                              21,438
                                                       --------                             -------
Total                                                  $847,440                             $64,156
                                                       ========                             =======

                                                  December 31, 2001                    December 31, 2001
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              -------------------------
Goodwill                                               $690,509                             $41,534
Other indefinite lived intangibles                        -                                    -
Trademarks and other                                    163,251                              16,306
                                                       --------                             -------
Total                                                  $853,760                             $57,840
                                                       ========                             =======

                                                                            10

                                                      For the three months ended June 30,      Six months ended June 30,
                                                      -----------------------------------      -------------------------
($000's except per share amounts)                             2002              2001             2002              2001
---------------------------------                             ----              ----             ----              ----
Reported net income                                         $45,401           $33,005           $87,348           $53,277
Add back: Goodwill amortization                                -                8,050              -               16,053
                                                            -------           -------           -------           -------
Adjusted net income                                         $45,401           $41,055           $87,348           $69,330
                                                            =======           =======           =======           =======


BASIC EARNINGS PER SHARE
------------------------
  Reported net income                                        $0.48             $0.34             $0.92             $0.55
  Goodwill amortization                                        -                0.08               -                0.17
                                                             -----             -----             -----             -----
  Adjusted net income                                        $0.48             $0.43             $0.92             $0.72
                                                             =====             =====             =====             =====


DILUTED EARNINGS PER SHARE
--------------------------
  Reported net income                                        $0.47             $0.34             $0.91             $0.55
  Goodwill amortization                                        -                0.08               -                0.17
                                                             -----             -----             -----             -----
  Adjusted net income                                        $0.47             $0.42             $0.91             $0.71
                                                             =====             =====             =====             =====

Note: Rounding differences of individual components may cause the total figures to be off by $.01.

CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------

OPERATIONS
----------

Worldwide net sales for the second quarter of 2002 were $476.3 million, compared to reported sales in the second quarter 2001 of $478.2 million. The Company disposed of certain non-core businesses in the fourth quarter 2001. On a pro-forma basis reflecting the businesses disposed, second quarter 2001 sales were $462.9 million.

Excluding sales from non-core businesses disposed of during 2001, local currency sales for the second quarter 2002 increased 2% in comparison to the 2001 quarter. On a similar basis, reported sales increased 3%. Translation was favorable due to the relative strength of the Euro, and to a lesser extent,the Japanese Yen and the Australian dollar versus the U.S. dollar.

Excluding sales attributable to businesses disposed during 2001:

o Second quarter sales performance was strongest in India where fragrance sales jumped 27% in local currency (29% in dollars) and flavor sales increased 7%.
o Local currency fragrance sales in Europe increased 11% resulting in a 14% increase in dollar sales. The fragrance increase was somewhat offset by expected weakness in Europe flavors, where local currency sales declined 3%, resulting in flat dollar sales.
o Asia-Pacific grew 2% in local currency and 3% in reported dollars, despite persistent weakness in the Japanese economy.
o The North America region grew 1%, led by a strong 4% growth in flavors. Flavor sales for the 2002 second quarter include only two months of sales attributable to the fruit concentrates business the Company disposed of in the quarter. Excluding fruit concentrates from both 2001 and 2002 second quarter sales, flavor sales would have increased 9% and the region, in total, would have increased 3% compared to the prior year quarter.
o Latin America declined 6% for the quarter, mainly due to Argentina as well as slow economies elsewhere in the region.

For the first six months of 2002, worldwide reported net sales totaled $922.2 million, compared to prior year comparable period reported sales of $961.9 million. On a pro-forma basis, excluding businesses disposed of during the fourth quarter 2001, net sales for the six-month period ended June 30, 2001 totaled $926.9 million. Also on a pro-forma basis, local currency sales for the six months ended June 30, 2002 were strongest in India where sales increased 7%. Europe, North America, and Asia-Pacific achieved 2%, 1% and 1% increases, respectively, in local currency. Latin America sales declined 7% in relation to the comparable 2001 period. Had exchange rates been the same for the first six months of 2002 and 2001, on a pro-forma basis, sales would have been essentially flat.

The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2002 and 2001 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales excluding the non-core businesses disposed in the fourth quarter of 2001.

                                                                         SECOND QUARTER
                                                                         --------------
                                                                                REPORTED           PRO-FORMA
                                                                     2002         2001                2001
                                                                     ----         ----                ----
    Cost of Goods Sold                                                57.2%       56.4%               55.5%

    Research and Development Expenses                                  7.4%        7.4%                7.6%

    Selling and Administrative Expenses                               16.6%       16.9%               17.4%

Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma percentage primarily due to the unfavorable mix related to weakness in the North America and Europe fine fragrance business.

Research and development expenses were in line with expectations. As disclosed in the Company's 2001 annual report, research and development expenditures are expected to grow to 8% of sales as the Company expands its various research and development efforts.

Selling and administrative expenses are reduced from both the pro-forma and reported 2001 amounts due to the integration and reorganization savings achieved during the quarter.

Other income in the quarter amounted to $.8 million. Interest expense declined from 2001 levels due to the general decline in interest rates as well as reduced borrowing levels.

Net income for the second quarter of 2002, totaled $45.4 million compared to reported net income in the second quarter 2001 of $33.0 million. The amounts for the second quarter of 2002 and 2001 include the effects of the nonrecurring charges discussed below. Excluding these charges, net income for the second quarter 2002 and 2001 was $51.5 million and $38.7 million, respectively. On a pro-forma basis excluding the businesses disposed of in the fourth quarter 2001 and the effects of adopting FAS 142 which reduced amortization expense, second quarter 2001 net income totaled $40.4 million including nonrecurring charges, and $46.1 million excluding such charges.

The effective tax rate for the second quarter of 2002 was 34.1% compared to 38.2% for the comparable period in 2001. The lower effective rate in 2002 principally results from the discontinuance of goodwill amortization, which was not deductible for purposes of determination of the Company's taxable income in 2001.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six months 2002 and 2001 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales excluding the non-core businesses disposed of in the fourth quarter of 2001.

                                                                           FIRST SIX MONTHS
                                                                           ----------------
                                                                                REPORTED      PRO-FORMA
                                                                     2002         2001           2001
                                                                     ----         ----           ----
    Cost of Goods Sold                                                57.7%       57.6%          56.3%

    Research and Development Expenses                                  7.6%        7.4%           7.6%

    Selling and Administrative Expenses                               16.7%       17.3%          17.8%

Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma percentage primarily due to the unfavorable mix related to weakness in the North America and Europe fine fragrance business.

Research and development expenses were in line with expectations. As disclosed in the Company's 2001 annual report, research and development expenditures are expected to grow to 8% of sales as the Company expands its various research and development efforts.

Selling and administrative expenses are substantially reduced from both the pro-forma and reported 2001 amounts due to the integration and reorganization savings achieved during the first half of 2002.

Other income for the first six months amounted to $2.8 million primarily related to exchange gains in Argentina. Interest expense declined from 2001 levels due to the general decline in interest rates as well as reduced borrowing levels.

Net income for the first six months of 2002, totaled $87.3 million compared to reported net income in the first six months 2001 of $53.3 million. The amounts for the first six months of 2002 and 2001 include the effects of the nonrecurring charges discussed below. Excluding these charges, net income for the first six months 2002 and 2001 was $93.4 million and $66.7 million, respectively. On a pro-forma basis, excluding the businesses disposed in the fourth quarter 2001 and the effects of adopting FAS 142, which reduced amortization expense, six months 2001 net income totaled $67.9 million including nonrecurring charges, and $81.4 million excluding such charges.

The effective tax rate for the first six months of 2002 was 34.2% compared to 37.9% for the comparable period in 2001. The lower effective rate in 2002 principally results from the discontinuance of goodwill amortization, which was not deductible for purposes of determination of the Company's taxable income in 2001.

NONRECURRING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million through the end of 2002. In connection with this program, the Company recorded a nonrecurring charge of $9.2 million ($6.1 million after tax) in the second quarter 2002, related primarily to employee separation costs and other reorganization activities. Of these charges, $4.0 million related to a non-cash asset write-off in North America associated with the disposition of the Company's fruit concentrates business. The pretax nonrecurring charges recorded in the second quarter 2002 relate to operations in North America ($4.8 million), Europe ($4.2 million) and Asia-Pacific ($.2 million). Certain costs associated with the merger and the integration of BBA operations were accounted for as part of the acquisition cost, and did not affect current earnings.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                                  EMPLOYEE -        ASSET-RELATED
                                                   RELATED            AND OTHER            TOTAL
                                               -----------------------------------------------------
        Balance December 31, 2001                  $  7.0              $   .7              $ 7.7
        Additional charge                             1.9                 7.3                9.2
        Utilized in 2002                             (1.8)               (4.7)              (6.5)
                                                   -------             -------             ------
        Balance June 30, 2002                      $  7.1              $  3.3              $10.4
                                                   =======             =======             ======

The balance of the liabilities will be utilized by the end of 2003 in connection with the final dismantling and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings. Movements in these acquisition accounting accruals were as follows (in millions):

                                                 EMPLOYEE -         ASSET-RELATED
                                                   RELATED            AND OTHER            TOTAL
                                               -----------------------------------------------------
        Balance December 31, 2001                  $13.8              $  9.9             $23.7
        Utilized in 2002                            (3.7)               (3.0)             (6.7)
                                                   ------             -------            ------
        Balance June 30, 2002                      $10.1              $  6.9             $17.0
                                                   ======             =======            ======

NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

FINANCIAL CONDITION
-------------------

Cash, cash equivalents and short-term investments totaled $34.5 million at June 30, 2002. Working capital, at June 30, 2002 was $433.6 million compared to $336.1 million at December 31, 2001. Gross additions to property, plant and equipment during the second quarter and first six months of 2002 were $22.0 million and $41.6 million, respectively.

At June 30, 2002, the Company's outstanding commercial paper had an average interest rate of 2.11%. Commercial paper maturities did not extend beyond July 25, 2002 and amounted to $145.8 million. Bank borrowings and the current portion of long-term debt were $17.1 million and long-term debt, including $26.9 million related to the interest rate swaps totaled $978.8 million. The weighted average interest rate on total borrowings was 3.3%.

In each of January and April of 2002, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2001 dividend. The Company repurchased approximately 0.8 million shares in the second quarter and 1.4 million shares for the first six months of 2002. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At June 30, 2002, the Company had approximately $25 million remaining under its authorized September 2000 repurchase plan.

On July 19, 2002, the Company entered into a five-year EURO 350 million, which approximates $350 million, multi-currency revolving credit facility agreement. In connection with the execution of this agreement, the Company repaid all borrowings under its existing EURO 140 million credit facility and cancelled that facility. In addition, on July 31, 2002 the Company exercised its option under its $500 million US revolving credit facility and cancelled the $200 million 364-day portion of that agreement. There were no borrowings under the US agreement.

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

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     The shareholders of the Company voted on two items at the Annual Meeting of Shareholders held on May 7, 2002:

     1. the election of nine directors; and
     2. a proposal to approve an amendment to the Company's 2000 Stock Award and Incentive Plan.

     At the Annual Meeting, at which 81,025,314 shares, or 85.66%, of the Company's Common Stock, were represented in person or by proxy, the nine nominees for director were duly elected to the Company's Board of Directors. There was no solicitation of proxies in opposition to these nominees. Votes were cast for election of directors as follows:

Nominee                                           Votes For     Votes Withheld
-------                                           ---------     --------------
Margaret Hayes Adame                             79,897,291        1,128,023
Gunter Blobel                                    76,185,469        4,839,845
James R. Cantalupo                               80,203,294          822,020
J. Michael Cook                                  80,211,011          814,303
Peter A. Georgescu                               80,219,040          806,274
Richard A. Goldstein                             80,224,959          800,355
Arthur C. Martinez                               79,891,098        1,134,216
Henry P. van Ameringen                           78,643,647        2,381,667
William D. Van Dyke, III                         78,346,215        2,679,099

         The proposal to approve an amendment to the Company's 2000 Stock Award and Incentive Plan was approved as follows, the votes being legally sufficient to adopt the proposal:

                                                             Votes Abstained
       Votes For                Votes Against                 And Non-Voting
       ---------                -------------                 --------------
       67,951,647                 12,796,976                     276,691

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------

10(a)    Executive Separation Policy, as amended through February 13, 2001.

10(b) Multi-currency Revolving Credit Facility Agreement dated as of July 19, 2002 among International Flavors & Fragrances (Luxembourg) S.A.R.L., as Borrower, the Company, as Guarantor, certain Original Lenders, Barclays Bank PLC, as Agent, ABN AMRO BANK NV and Barclays Capital, as Arrangers.

10(c) Amendment No. 1 dated as of June 10, 2002 to the Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders and Citibank N.A., as Administrative Agent.

10(d) 2000 Stock Award and Incentive Plan adopted by the Company's Board of Directors on March 9, 2000, as amended and restated through May 7, 2002.

10(e) 2000 Supplemental Stock Award Plan adopted by the Company's Board of Directors on November 14, 2000, as amended and restated through March 12, 2002.

10(f) Deferred Compensation Plan adopted by the Company's Board of Directors on December 12, 2000, incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 dated May 16, 2001.

10(g) Restated Certificate of Incorporation of the Company, filed with the State of New York Department of State on September 16, 1993.

(b)      Reports on Form 8-K.
         --------------------

         The Company filed the following reports on Form 8-K during the quarter for which this report on Form 10-Q is filed:


         o Report on Form 8-K dated May 22, 2002 containing a description of a stock option exercise and related share sales program being implemented by Richard A. Goldstein, Chairman and Chief Executive Officer of the Company, pursuant to which Mr. Goldstein's direct ownership of the Company's shares would substantially increase.

         o Report on Form 8-K dated June 14, 2002 providing information updating prior filings regarding a purported class action law suit brought against the Company in the Circuit Court of Jasper County, Missouri on behalf of employees of a plant manufacturing microwave popcorn that is owned and operated by Gilster-Mary Lee Corp.

                                   SIGNATURES

                             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

           Dated: August 12, 2002             By:      /S/ DOUGLAS J. WETMORE
                                                   --------------------------
                                                   Douglas J. Wetmore, Senior Vice President and
                                                        Chief Financial Officer



           Dated: August 12, 2002             By:      /S/ STEPHEN A. BLOCK
                                                   ------------------------
                                                   Stephen A. Block, Senior Vice President,
                                                        General Counsel and Secretary


                                 EXHIBIT INDEX
                                 -------------

Number   Description
------   -----------

10(a)    Executive Separation Policy, as amended through February 13, 2001.

10(b) Multi-currency Revolving Credit Facility Agreement dated as of July 19, 2002 among International Flavors & Fragrances (Luxembourg) S.A.R.L., as Borrower, the Company, as Guarantor, certain Original Lenders, Barclays Bank PLC, as Agent, ABN AMRO BANK NV and Barclays Capital, as Arrangers.

10(c) Amendment No. 1 dated as of June 10, 2002 to the Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders and Citibank N.A., as Administrative Agent.

10(d) 2000 Stock Award and Incentive Plan adopted by the Company's Board of Directors on March 9, 2000, as amended and restated through May 7, 2002.

10(e) 2000 Supplemental Stock Award Plan adopted by the Company's Board of Directors on November 14, 2000, as amended and restated through March 12, 2002.

10(f) Deferred Compensation Plan adopted by the Company's Board of Directors on December 12, 2000, incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 dated May 16, 2001.

10(g) Restated Certificate of Incorporation of the Company, filed with the State of New York Department of State on September 16, 1993.