Form 10-Q
period 2002-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2002-11-12
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended September 30, 2002 Commission file number 1-4858
       ------------------------------------------------------------------



                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)


                     New York                                  13-1432060
 -----------------------------------------------         ---------------------
  (State or other jurisdiction of incorporation              (IRS Employer
                 or organization)                          identification No.)



       521 West 57th Street, New York, N.Y.                   10019-2960
      --------------------------------------             ---------------------
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



    Yes     X                                             No
         -------                                              -------

  Number of shares outstanding as of October 31, 2002:  94,339,096

                         PART I. FINANCIAL INFORMATION                        1


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                9/30/02                12/31/01
                                                              -----------            ------------
Assets
------
Current Assets:
   Cash & Cash Equivalents                                    $    23,144            $    48,521
   Short-term Investments                                             524                    384
   Trade Receivables                                              362,084                328,858
   Allowance For Doubtful Accounts                                (12,067)               (10,835)

   Inventories:  Raw Materials                                    206,277                212,270
                 Work in Process                                    6,179                 10,853
                 Finished Goods                                   185,593                192,861
                                                              ------------           ------------
                 Total Inventories                                398,049                415,984
   Deferred Income Taxes                                           61,628                 77,449
   Other Current Assets                                            48,789                 36,000
                                                              ------------           ------------
   Total Current Assets                                           882,151                896,361
                                                              ------------           ------------

Property, Plant & Equipment, At Cost                              943,241                975,630
Accumulated Depreciation                                         (434,626)              (443,157)
                                                              ------------           ------------
                                                                  508,615                532,473
                                                              ------------           ------------
Intangible Assets, net                                            780,126                795,920
Other Assets                                                       54,628                 43,297
                                                              ------------           ------------
Total Assets                                                  $ 2,225,520            $ 2,268,051
                                                              ============           ============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt           $     6,712            $    23,716
   Commercial Paper                                                15,991                204,229
   Accounts Payable-Trade                                          94,889                 85,659
   Dividends Payable                                               14,150                 14,215
   Income Taxes                                                    63,552                 49,841
   Other Current Liabilities                                      168,829                182,554
                                                              ------------           ------------
   Total Current Liabilities                                      364,123                560,214
                                                              ------------           ------------

Other Liabilities:
   Deferred Income Taxes                                            6,113                 44,553
   Long-term Debt                                               1,053,708                939,404
   Retirement and Other Liabilities                               226,188                199,710
                                                              ------------           ------------
Total Other Liabilities                                         1,286,009              1,183,667
                                                              ------------           ------------

Shareholders' Equity:
  Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares                14,470                 14,470
   Capital in Excess of Par Value                                 102,605                126,170
   Restricted Stock                                                (6,259)                (1,440)
   Retained Earnings                                            1,357,711              1,263,344
   Accumulated Other Comprehensive Loss:
      Cumulative Translation Adjustment                          (161,937)              (156,266)
      Accumulated Losses on Derivatives
        Qualifying as Hedges                                         (185)                (2,261)
      Minimum pension liability adjustment                        (20,009)               (20,009)
                                                              ------------           ------------
                                                                1,286,396              1,224,008
   Treasury Stock, at cost - 21,422,003 shares in '02
      and 20,996,954 in '01                                      (710,021)              (698,851)
   Note Receivable from Officer                                      (987)                  (987)
                                                              ------------           ------------
   Total Shareholders' Equity                                     575,388                524,170
                                                              ------------           ------------
Total Liabilities and Shareholders' Equity                    $ 2,225,520            $ 2,268,051
                                                              ============           ============


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.                  2

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                       3 Months Ended 9/30
                                                             ---------------------------------------
                                                                 2002                        2001
                                                                ------                      ------

Net Sales                                                    $   462,777                  $ 462,719
                                                             ------------                 ----------

Cost of Goods Sold                                               261,075                    268,631
Research and Development Expenses                                 37,664                     31,596
Selling and Administrative Expenses                               75,142                     72,545
Amortization of Goodwill and Other Intangibles                     3,158                     11,491
Nonrecurring Charges                                               2,495                      8,869
Interest Expense                                                   8,947                     16,545
Other (Income) Expense, Net                                         (561)                    (1,864)
                                                             ------------                 ----------
                                                                 387,920                    407,813
                                                             ------------                 ----------
Income Before Taxes on Income                                     74,857                     54,906
Taxes on Income                                                   25,258                     21,351
                                                             ------------                 ----------
Net Income                                                        49,599                     33,555

Other Comprehensive Income:
   Foreign Currency Translation Adjustments                      (17,265)                    (5,306)
   Accumulated (Losses) Gains on Derivatives
     Qualifying as Hedges                                         (1,153)                     2,676
                                                             ------------                 ----------
Comprehensive Income                                         $    31,181                  $  30,925
                                                             ============                 ==========

Net Income Per Share - Basic                                       $0.52                      $0.35

Net Income Per Share - Diluted                                     $0.52                      $0.35

Average Number of Shares Outstanding - Basic                      94,628                     95,467

Average Number of Shares Outstanding - Diluted                    95,665                     96,746

Dividends Paid Per Share                                           $0.15                      $0.15


                                                                       9 Months Ended 9/30
                                                             ---------------------------------------
                                                                 2002                       2001
                                                                ------                     ------
Net Sales                                                    $ 1,384,957                $ 1,424,596
                                                             ------------               ------------

Cost of Goods Sold                                               793,551                    822,276
Research and Development Expenses                                107,856                    102,504
Selling and Administrative Expenses                              229,449                    239,391
Amortization of Goodwill and Other Intangibles                     9,474                     34,246
Nonrecurring Charges                                              11,737                     30,069
Interest Expense                                                  28,668                     56,479
Other (Income) Expense, Net                                       (3,333)                    (1,098)
                                                             ------------               ------------
                                                               1,177,402                  1,283,867
                                                             ------------               ------------
Income Before Taxes on Income                                    207,555                    140,729
Taxes on Income                                                   70,607                     53,897
                                                             ------------               ------------
Net Income                                                       136,948                     86,832

Other Comprehensive Income:
   Foreign Currency Translation Adjustments                       (5,671)                   (82,892)
   Accumulated Gains on Derivatives
     Qualifying as Hedges                                          2,076                        900
                                                             ------------               ------------
Comprehensive Income                                         $   133,353                $     4,840
                                                             ============               ============

Net Income Per Share - Basic                                       $1.45                      $0.90

Net Income Per Share - Diluted                                     $1.43                      $0.89

Average Number of Shares Outstanding - Basic                      94,578                     96,069

Average Number of Shares Outstanding - Diluted                    95,954                     97,022

Dividends Paid Per Share                                           $0.45                      $0.45


See Notes to Consolidated Financial Statements

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.                    3

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                        9 Months Ended 9/30
                                                               --------------------------------------
                                                                  2002                        2001
                                                               ----------                 -----------
Cash Flows From Operating Activities:
-------------------------------------

Net Income                                                    $   136,948                 $    86,832

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation and Amortization                                63,391                      93,183
      Deferred Income Taxes                                       (16,167)                     (8,381)
      Changes in Assets and Liabilities:
         Current Receivables                                      (28,814)                    (40,191)
         Inventories                                               26,594                       3,543
         Current Payables                                          11,165                     (11,963)
         Other, Net                                               (11,452)                     (6,324)
                                                              ------------                ------------
Net Cash Provided by Operations                                   181,665                     116,699
                                                              ------------                ------------
Cash Flows From Investing Activities:
-------------------------------------

Proceeds from Short-term Investments                                   33                       8,229
Purchases of Short-term Investments                                  (176)                    (19,786)
Acquisition of Minority Interest                                   (7,922)                          -
Additions to Property, Plant and Equipment                        (59,010)                    (33,893)
Proceeds from Disposal of Assets                                   56,724                       5,718
                                                              ------------                ------------
Net Cash Used in Investing Activities                             (10,351)                    (39,732)
                                                              ------------                ------------
Cash Flows From Financing Activities:
-------------------------------------

Cash Dividends Paid to Shareholders                               (42,646)                    (43,336)
(Decrease) Increase in Bank Loans                                 (18,774)                      1,171
Net Decrease in Commercial Paper Outstanding                     (188,238)                   (541,677)
Net Proceeds from Long-term Debt                                  261,513                     549,379
Repayments of Long-term Debt                                     (169,580)                    (48,679)
Proceeds From Issuance of Stock Under Stock Option
  and Employee Stock Purchase Plans                                28,305                       2,494
Purchase of Treasury Stock                                        (67,948)                    (55,954)
                                                              ------------                ------------
Net Cash Used in Financing Activities                            (197,368)                   (136,602)
                                                              ------------                ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents          677                      (2,850)
                                                              ------------                ------------

Net Change in Cash and Cash Equivalents                           (25,377)                    (62,485)

Cash and Cash Equivalents at Beginning of Year                     48,521                     128,869
                                                              ------------                ------------

Cash and Cash Equivalents at End of Period                    $    23,144                 $    66,384
                                                              ============                ============

Interest Paid                                                 $    34,332                 $    48,717

Income Taxes Paid                                             $    63,329                 $    75,737


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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company has entered into a series of swaps effectively converting the fixed 6.45% coupon interest rate on $700 million of outstanding debt to a variable short-term rate based upon the London InterBank Offered Rate (LIBOR) plus an interest markup. Periodically, the Company has amended the swaps, changing the short-term LIBOR basis and the related spread. As a result of these amendments and changes, the counter-party has paid the Company a total of $68.4 million including accrued swap interest of $8.0 million. Of the $68.4 million, the counter-party has paid the Company $48.5 million, including accrued swap interest of $5.2 million this year; in the third quarter the counter-party paid $47.3 million including accrued swap interest of $4.8 million. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are being amortized to income as a reduction in interest expense over the remaining term of the debt; at September 30, 2002, the remaining deferred balance of the gains totaled $54.9 million. In addition, the Company entered into a series of swaps in the third quarter to convert its long-term Japanese Yen borrowings from fixed rate to short-term Japanese Yen LIBOR rates. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. These swaps are designated as qualified cash flow hedges. The Company had no ineffective interest rate swaps at September 30, 2002.

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. The notional amount and maturity dates of such contracts match those of the underlying transactions. At September 30, 2002, the Company had outstanding foreign currency forward contracts of approximately $98.0 million. The Company has designated these contracts as qualified fair value and cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective foreign currency forward contracts at September 30, 2002.

SALE AND LEASEBACK TRANSACTION:

During June 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities. Under the terms of the sale agreement, the Company sold the land, building and associated improvements at these facilities to an unrelated third party for $48.0 million in cash. The leases are classified as operating leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The net book value of these assets approximated $20.3 million. The book value and associated depreciation of the related assets have been removed from the Company's accounts and the gain realized on the sale, approximating $26.7 million, has been deferred. The deferred gain will be credited to income over the 22-year operating lease term. At September 30, 2002, the unamortized portion of the deferred gain is included in the balance sheet captions "Retirement and Other Liabilities" in the amount of $25.1 million and "Other Current Liabilities" in the amount of $1.2 million. The operating lease agreements provide for renewal options of up to 30 years. Payments under the leases approximate $4.2 million annually and commenced in July 2002. Total lease obligations for 2002 are $2.1 million and for 2003 to 2006 are $4.2 million annually and the aggregate lease obligation is $92.4 million.

NET INCOME PER SHARE:

Stock options to purchase 5,526,317 and 3,641,384 shares were outstanding for the third quarter and the first nine months of 2002, respectively, and 3,404,047 and 4,414,882 shares for the third quarter and first nine months of 2001, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

SEGMENT INFORMATION:

Effective January 1, 2001, the Company was reorganized into five geographic regions with a single manager responsible for each region. The five regions were: North America, Latin America, Asia-Pacific, Europe and Central Asia, Middle East ("CAME"). Effective January 1, 2002, the CAME region was reconstituted and renamed the "India Region" (India, Pakistan and other countries in the Indian Subcontinent). Certain operations formerly included in CAME are, from January 1, 2002, included with Europe. North and Latin America and Asia-Pacific were unaffected by the geographic reorganization.

The Company's reportable segment information, based on geographic region, follows. Certain prior year amounts have been reclassified for comparative purposes to reflect the geographic alignment and adoption of FAS 142. The Company evaluates the performance of its geographic regions based on segment operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill, the effects of nonrecurring items and accounting changes, and income tax expense.


                                              Three Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                      India       Latin       Asia-
2002 (Dollars in thousands)            America       Europe        Region     America     Pacific     Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $153,603     $181,523      $ 9,975     $51,256     $66,420       $     --        $462,777
Transfers between areas                  21,236       33,277          878         367       5,414        (61,172)             --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                            $174,839     $214,800      $10,853     $51,623     $71,834       $(61,172)       $462,777
===================================================================================================================================
Segment profit                         $ 29,916     $ 40,320      $ 2,540     $11,359     $10,718       $    693        $ 95,546
====================================================================================================================
Corporate and other
  unallocated expenses                                                                                                    (9,808)
Nonrecurring charges                                                                                                      (2,495)
Interest expense                                                                                                          (8,947)
Other income (expense), net                                                                                                  561
                                                                                                                     --------------
Income before taxes on income                                                                                           $ 74,857
===================================================================================================================================

                                              Three Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin       Asia-
2001 (Dollars in thousands)            America       Europe       Region      America     Pacific     Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $160,050     $165,968      $8,042      $63,978     $64,681       $     --        $462,719
Transfers between areas                  21,421       33,619         186          590       4,210        (60,026)             --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                            $181,471     $199,587      $8,228      $64,568     $68,891       $(60,026)       $462,719
===================================================================================================================================
Segment profit                         $ 25,768     $ 38,397      $1,557      $14,692     $15,197       $    (92)       $ 95,519
====================================================================================================================
Corporate and other
  unallocated expenses                                                                                                    (8,853)
Amortization of goodwill                                                                                                  (8,210)
Nonrecurring charges                                                                                                      (8,869)
Interest expense                                                                                                         (16,545)
Other income (expense), net                                                                                                1,864
                                                                                                                      -------------
Income before taxes on income                                                                                           $ 54,906
===================================================================================================================================

                                              Nine Months Ended September 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                      India       Latin       Asia-
2002 (Dollars in thousands)            America       Europe        Region     America     Pacific     Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $462,042      $528,381       $28,862    $165,861    $199,811     $      --       $1,384,957
Transfers between areas                 63,514        96,411         1,675         723      12,437      (174,760)              --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                           $525,556      $624,792       $30,537    $166,584    $212,248     $(174,760)      $1,384,957
===================================================================================================================================
Segment profit                        $ 68,227      $126,892       $ 7,231    $ 37,757    $ 38,870     $     542       $  279,519
====================================================================================================================
Corporate and other
  unallocated expenses                                                                                                    (34,892)
Nonrecurring charges                                                                                                      (11,737)
Interest expense                                                                                                          (28,668)
Other income (expense), net                                                                                                 3,333
                                                                                                                     --------------
Income before taxes on income                                                                                           $ 207,555
===================================================================================================================================

                                              Nine Months Ended September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                      India       Latin       Asia-
2001 (Dollars in thousands)            America       Europe        Region     America     Pacific     Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $481,813      $527,777       $25,039    $187,226    $202,741     $      --       $1,424,596
Transfers between areas                 65,423       103,379         2,573       1,247      12,777      (185,399)              --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                           $547,236      $631,156       $27,612    $188,473    $215,518     $(185,399)      $1,424,596
===================================================================================================================================
Segment profit                        $ 67,620      $123,474       $ 6,519    $ 41,485    $ 47,015     $    (731)      $  285,382
====================================================================================================================
Corporate and other
  unallocated expenses                                                                                                    (34,802)
Amortization of goodwill                                                                                                  (24,401)
Nonrecurring charges                                                                                                      (30,069)
Interest expense                                                                                                          (56,479)
Other income (expense), net                                                                                                 1,098
                                                                                                                     --------------
Income before taxes on income                                                                                          $  140,729
===================================================================================================================================

NONRECURRING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million. In connection with this program, the Company recorded nonrecurring charges of $2.5 million ($1.7 million after tax) and $11.7 million ($7.7 million after tax) in the three-month and nine-month periods ended September 30, 2002, respectively, related primarily to employee separation costs and other reorganization activities. The pretax nonrecurring charges recorded for the third quarter 2002 relate to operations in North America ($.8 million), Europe ($1.6 million) and Asia-Pacific ($.1 million). The pretax nonrecurring charges recorded for the nine month period ended September 30, 2002 relate to operations in North America ($5.6 million), Europe ($5.8 million) and Asia-Pacific ($.3 million). Of the North American charges, $4.0 million related to a non-cash asset write-off associated with the disposition of the Company's fruit concentrates business.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                EMPLOYEE-        ASSET-RELATED
                                 RELATED           AND OTHER           TOTAL
                               -----------      ---------------       -------
Balance December 31, 2001         $ 7.0              $  .7             $ 7.7
Additional charges                  4.3                7.4              11.7
Utilized in 2002                   (5.5)              (5.4)            (10.9)
                                  -----              -----             -----
Balance September 30, 2002        $ 5.8              $ 2.7             $ 8.5
                                  =====              =====             =====

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in these acquisition accounting accruals were as follows (in millions):

                                EMPLOYEE-        ASSET-RELATED
                                 RELATED           AND OTHER           TOTAL
                               -----------      ---------------       -------
Balance December 31, 2001         $13.8              $ 9.9             $23.7
Utilized in 2002                   (5.9)              (4.7)            (10.6)
                                  -----              -----             -----
Balance September 30, 2002        $ 7.9              $ 5.2             $13.1
                                  =====              =====             =====

The balance of the restructuring and integration related liabilities will be utilized by the end of 2003 in connection with the final dismantling and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

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

On August 1, 2002, the Company's Board of Directors granted an award of 200,000 restricted shares of the Company's common stock. Entitlement to all or a portion of the restricted award is subject to the Company's achieving certain levels of shareholder return, compared to those of a specified group of companies, over the three, four and five year periods commencing August 1, 2002. Compensation expense relating to the award is recognized over the restriction period.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                             Accumulated gains
                                                                (losses) on
      2002 (Dollars in thousands)                               derivatives        Minimum Pension
                                           Translation         qualifying as     Obligation, net of
                                           adjustments            hedges                 tax                 Total
                                       -----------------------------------------------------------------------------------
  Balance December 31, 2001                $(156,266)            $(2,261)             $(20,009)           $(178,536)
  Change                                      (5,671)              2,076                    --               (3,595)
                                       -----------------------------------------------------------------------------------
  Balance September 30, 2002               $(161,937)            $  (185)             $(20,009)           $(182,131)
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                             Accumulated gains
                                                                (losses) on
      2001 (Dollars in thousands)                               derivatives        Minimum Pension
                                           Translation         qualifying as     Obligation, net of
                                           adjustments            hedges                 tax                 Total
                                       -----------------------------------------------------------------------------------
  Balance December 31, 2000                $ (77,578)             $   --               $     --            $ (77,578)
  Change                                     (82,892)                900                     --              (81,992)
                                       -----------------------------------------------------------------------------------
  Balance September 30, 2001               $(160,470)             $  900               $     --            $(159,570)
--------------------------------------------------------------------------------------------------------------------------

BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                          Rate      Maturities    September 30, 2002    December 31, 2001
                                          ----      ----------    ------------------    -----------------
Commercial paper (U.S.)                                               $   15,991           $   204,229
Bank loans                                                                 5,205                21,916
Current portion of long-term debt                                          1,507                 1,800
                                                                  ---------------------------------------
Total current debt                                                        22,703               227,945
                                                                  ---------------------------------------

U.S. dollars                              6.45%        2006              699,046               698,800
Euro facility                             4.79%       2005-06            162,064               101,500
Japanese Yen notes                        2.45%       2008-11            122,783               115,300
Japanese Yen notes                        1.74%        2005                8,190                 9,100
Other                                                 2003-05              1,749                 6,404
                                                                  ---------------------------------------
                                                                         993,832               931,104
Deferred realized gains on interest
 rate swaps                                                               54,922                15,571
FAS 133 mark-to-market adjustment                                          4,954                (7,271)
                                                                  ---------------------------------------
Total long-term debt                                                   1,053,708               939,404
                                                                  ---------------------------------------
Total debt                                                            $1,076,411            $1,167,349
                                                                  =======================================

At September 30, 2002, commercial paper maturities did not extend beyond October 9, 2002. The weighted average interest rate on total borrowings was 3.4% compared to 4.1% at December 31, 2001. The Company capitalizes interest on all projects with a total project value greater than $1.0 million. In the third quarter and the nine months period ended September 30, 2002, $.8 million and $1.5 million, respectively, was capitalized.

On July 19, 2002, the Company entered into a five-year EURO 350 million, which approximates $350 million, multi-currency revolving credit facility agreement. The Company cancelled and repaid all borrowings under an existing EURO 140 million-credit facility. On July 31, 2002 the Company exercised an option under its $500 million US revolving credit facility and cancelled the $200 million 364-day portion of that agreement; there were no borrowings under this agreement.

INTANGIBLE ASSETS, NET:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates goodwill amortization and requires an evaluation of potential goodwill impairment upon adoption, as well as subsequent annual valuations, or more frequently if circumstances indicate a possible impairment. The standard also prescribes that other indefinite lived intangibles be included with goodwill. Adoption of FAS 142 eliminated annual goodwill amortization expense of approximately $33 million. The following tables reflect the reclassification of other indefinite lived intangibles from Trademarks and other to Goodwill at adoption of FAS 142 and the earnings per share effect of this change for the third quarter and nine months ended September 30, 2002 and 2001. Amortization expense for the quarter and nine months ended September 30, 2002 was $3.2 million and $9.5 million, respectively, and the estimated amortization for 2002 and subsequent four years is $12.6 million per year. The Company has completed its assessment of the impact of adopting the impairment provisions of this standard, and has concluded it has no impairment of goodwill at this time.

                                                  September 30, 2002                  September 30, 2002
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $684,189                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    144,051                              24,596
                                                       --------                             -------
Total                                                  $847,440                             $67,314
                                                       ========                             =======

                                                  December 31, 2001                    December 31, 2001
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $690,509                             $41,534
Other indefinite lived intangibles                           --                                  --
Trademarks and other                                    163,251                              16,306
                                                       --------                             -------
Total                                                  $853,760                             $57,840
                                                       ========                             =======

                                              Three months ended                 Nine months ended
                                                 September 30,                     September 30,
                                              ------------------                 -----------------
($000's except per share amounts)           2002              2001             2002              2001
---------------------------------           ----              ----             ----              ----
Reported net income                       $49,599           $33,555          $136,948          $ 86,832
Add back: Goodwill amortization                --             8,140                --            24,193
                                          -------           -------          --------          --------
Adjusted net income                       $49,599           $41,695          $136,948          $111,025
                                          =======           =======          ========          ========

BASIC EARNINGS PER SHARE
------------------------
  Reported net income                       $0.52             $0.35             $1.45             $0.90
  Goodwill amortization                        --              0.09                --              0.25
                                            -----             -----             -----             -----
  Adjusted net income                       $0.52             $0.44             $1.45             $1.16
                                            =====             =====             =====             =====

DILUTED EARNINGS PER SHARE
--------------------------
  Reported net income                       $0.52             $0.35             $1.43             $0.89
  Goodwill amortization                        --              0.08                --              0.25
                                            -----             -----             -----             -----
  Adjusted net income                       $0.52             $0.43             $1.43             $1.14
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

OPERATIONS
----------

Net sales for the third quarter 2002 were $462.8 million, compared to reported sales in the third quarter 2001 of $462.7 million. The Company disposed of certain non-core businesses in November 2001 and June 2002. On a pro-forma basis, excluding sales associated with the non-core businesses disposed of, third quarter 2001 sales were $442.0 million.

Excluding all sales related to the non-core businesses disposed of, local currency sales for the third quarter 2002 increased 2% in comparison to the 2001 third quarter. On a similar basis, reported dollar sales increased 5%. Translation of local currency results was favorable due to the relative strength of the Euro, and to a lesser extent, the Japanese Yen and the Australian dollar versus the U.S. dollar.

Excluding sales attributable to non-core businesses disposed of:

o Local currency fragrance sales in Europe increased 8% resulting in a 20% increase in dollar sales due to the strength of the Euro. Flavor sales in Europe declined 1% in local currency, resulting in a 10% increase in dollar sales.
o The North America region grew 3% in total, led by 5% growth in flavors. North America fragrance sales increased 2%, mainly due to the benefit of new fine fragrance launches.
o India flavor sales increased 17% in local currency (18% in dollars) and fragrance sales increased 11% (14% in dollars).
o Asia-Pacific grew 2% in local currency and 5% in reported dollars. Flavors grew by 6% in local currency (9% in dollars); fragrances declined 3% in local currency and were essentially flat on a dollar basis.
o Latin America dollar sales declined 13% for the quarter, mainly due to weak economic conditions prevailing throughout much of the region.

For the first nine months of 2002, sales totaled $1,385.0 million compared to $1,424.6 million for the comparable 2001 period. Comparable pro-forma sales for the nine-month period ended September 30, 2001 were $1,368.8 million. For the nine-month period, the currency translation effect on sales was not significant.

Excluding sales attributable to non-core businesses disposed of:

o Local currency sales growth for the nine months ended September 30, 2002 was strongest in India where fragrance sales increased 12% in local currency (13% in dollars) and flavors increased 7% in local currency (7% in dollars).
o The European region increased 3% in local currency (5% in dollars) led by an 8% local currency increase in fragrances (10% in dollars). European flavor sales declined 3% in local currency (down 1% in dollars).
o North America grew 1%, led by a 3% increase in flavors. Fragrance sales were flat for the nine-month period due principally to weakness in fine fragrance sales in the nine-month period.
o Asia-Pacific grew 1% in local currency and 1% in reported dollars. Flavors grew by 3% in local currency (3% in dollars); fragrances declined 1% in both local currency and dollars.
o Latin America sales declined 9%, with flavors and fragrances declining by 16% and 7%, respectively. The results were mainly due to weak economic conditions prevailing throughout much of the region.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2002 and 2001 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales excluding the non-core businesses disposed in the fourth quarter of 2001 and the second quarter 2002.

                                                      THIRD QUARTER
                                           ------------------------------------
                                                      REPORTED        PRO-FORMA
                                           2002         2001             2001
                                           ----         ----             ----
    Cost of Goods Sold                     56.4%        58.1%            56.5%
    Research and Development Expenses       8.1%         6.8%             7.1%
    Selling and Administrative Expenses    16.2%        15.7%            16.3%

The decrease in cost of sales in 2002 compared to 2001, as reported, is primarily attributable to cost savings resulting from the integration of the Company's operations with those acquired in the BBA transaction as well as the disposition of lower margin, non-core businesses. Cost of goods sold as a percentage of net sales remained essentially unchanged from the prior year pro-forma percentage.

Research and development expenses increased to 8.1% of sales. As disclosed in the Company's 2001 annual report, research and development expenditures are expected to approximate 8% of sales as the Company expands its various research and development initiatives.

Selling and administrative expenses as a percentage of net sales remained essentially unchanged from the prior year pro-forma. Such expenses increased in relation to the 2001 third quarter as reported primarily due to the sale of non-core businesses; such businesses involved relatively lower selling and administrative expense in relation to the corresponding sales value.

Other income in the quarter amounted to approximately $.6 million. Interest expense declined from 2001 levels due to the general decline in interest rates as well as reduced borrowing levels.

Net income for the third quarter of 2002, totaled $49.6 million compared to reported net income in the third quarter 2001 of $33.6 million. The amounts for the third quarter of 2002 and 2001 include the effects of nonrecurring charges discussed below. Excluding these charges, net income for the third quarter 2002 and 2001 was $51.3 million and $39.2 million, respectively. On a pro-forma basis excluding the businesses disposed of in 2001 and the effects of adopting FAS 142 which reduced amortization expense, third quarter 2001 net income totaled $41.9 million including nonrecurring charges, and $47.7 million excluding such charges.

The effective tax rate for the third quarter of 2002 was 33.7% compared to 38.9% for the comparable period in 2001. The lower effective rate in 2002 principally results from the discontinuance of goodwill amortization, which was not deductible for purposes of determination of the Company's taxable income in 2001.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 2002 and 2001 are detailed below. The pro-forma information presented in the table below reflects operating expenses as a percent of sales excluding the non-core businesses disposed of in the fourth quarter of 2001 and the second quarter 2002.

                                                   FIRST NINE MONTHS
                                           ------------------------------------
                                                      REPORTED        PRO-FORMA
                                           2002         2001             2001
                                           ----         ----             ----
    Cost of Goods Sold                     57.3%        57.7%            56.4%
    Research and Development Expenses       7.8%         7.2%             7.4%
    Selling and Administrative Expenses    16.6%        16.8%            17.3%

The decrease in cost of sales in 2002 compared to 2001, as reported, is primarily attributable to cost savings resulting from the integration of the Company's operations with those acquired in the BBA transaction as well as the disposition of lower margin, non-core businesses. These benefits were partially offset by unfavorable product mix, primarily related to weakness in the higher margin North America and Europe fine fragrance business. Cost of goods sold, as a percentage of net sales, increased from the prior year pro-forma primarily due to the unfavorable mix related to the weakness in the fine fragrance business.

Research and development expenses were in line with expectations. As disclosed in the Company's 2001 annual report, research and development expenditures are expected to grow to 8% of sales as the Company expands its various research and development efforts.

Selling and administrative expenses decreased in relation to the 2001 comparable period, as reported, primarily due to cost savings resulting from the integration of the Company's operations with those acquired in the BBA transaction. These benefits were partially offset by the effects of the sale of non-core businesses; such businesses involved relatively lower selling and administrative expense in relation to the corresponding sales value. Selling and administrative expenses as a percentage of net sales declined from the prior year pro-forma percentage mainly due to integration savings.

Other income for the first nine months 2002 of $3.3 million primarily related to exchange gains. Interest expense declined from 2001 levels due to the general decline in interest rates as well as reduced borrowing levels.

Net income for the first nine months of 2002, totaled $136.9 million compared to reported net income in the first nine months 2001 of $86.8 million. The amounts for the first nine months of 2002 and 2001 include the effects of the nonrecurring charges discussed below. Excluding these charges, net income for the first nine months 2002 and 2001 was $144.7 million and $105.9 million, respectively. On a pro-forma basis, excluding the businesses disposed in the fourth quarter 2001 and the second quarter 2002, and the effects of adopting FAS 142, which reduced amortization expense, nine months 2001 net income totaled $109.9 million including nonrecurring charges, and $129.0 million excluding such charges.

The effective tax rate for the first nine months of 2002 was 34.0% compared to 38.3% for the comparable period in 2001. The lower effective rate in 2002 principally results from the discontinuance of goodwill amortization, which was not deductible for purposes of determination of the Company's taxable income in 2001.

NONRECURRING AND OTHER CHARGES
------------------------------

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders, in October 2000, the Company announced a reorganization, including management changes, further consolidation of production facilities and related actions. The total pretax cost of actions taken in connection with the reorganization, including $31.9 million and $30.1 million recorded in 2000 and 2001, respectively, is expected to approximate $90.0 million to $100.0 million. In connection with this program, the Company recorded nonrecurring charges of $2.5 million ($1.7 million after tax) and $11.7 million ($7.7 million after tax) in the three-month and nine-month periods ended September 30, 2002, respectively, related primarily to employee separation costs and other reorganization activities. The pretax nonrecurring charges recorded for the third quarter 2002 relate to operations in North America ($.8 million), Europe ($1.6 million) and Asia-Pacific ($.1 million).

The pretax nonrecurring charges recorded for the nine month period ended September 30, 2002 relate to operations in North America ($5.6 million), Europe ($5.8 million) and Asia-Pacific ($.3 million). Of the North American charges, $4.0 million related to a non-cash asset write-off associated with the disposition of the Company's fruit concentrates business.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):


                                EMPLOYEE-        ASSET-RELATED
                                 RELATED           AND OTHER           TOTAL
                               -----------      ---------------       -------
Balance December 31, 2001         $ 7.0              $  .7             $ 7.7
Additional charges                  4.3                7.4              11.7
Utilized in 2002                   (5.5)              (5.4)            (10.9)
                                  -----              -----             -----
Balance September 30, 2002        $ 5.8              $ 2.7             $ 8.5
                                  =====              =====             =====

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in these acquisition accounting accruals were as follows (in millions):

                                EMPLOYEE-        ASSET-RELATED
                                 RELATED           AND OTHER           TOTAL
                               -----------      ---------------       -------
Balance December 31, 2001         $13.8              $ 9.9             $23.7
Utilized in 2002                   (5.9)              (4.7)            (10.6)
                                  -----              -----             -----
Balance September 30, 2002        $ 7.9              $ 5.2             $13.1
                                  =====              =====             =====

The balance of the restructuring and integration related liabilities will be utilized by the end of 2003 in connection with the final dismantling and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

FINANCIAL CONDITION
-------------------

Cash, cash equivalents and short-term investments totaled $23.7 million at September 30, 2002. Working capital, at September 30, 2002 was $518.0 million compared to $336.1 million at December 31, 2001.

Gross additions to property, plant and equipment during the third quarter and first nine months of 2002 were $17.3 million and $59.0 million, respectively.

In the third quarter 2002, the Company acquired a significant portion of the minority interest in the former BBA operations in India.

At September 30, 2002, the Company's outstanding commercial paper had an average interest rate of 2.09%. Commercial paper maturities did not extend beyond October 9, 2002 and amounted to $16.0 million. Bank borrowings and the current portion of long-term debt were $6.7 million and long-term debt, including $59.9 million related to the interest rate swaps totaled $1,053.7 million. The weighted average interest rate on total borrowings was 3.4%.

In each of January, April, and October of 2002, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2001 dividend. The Company repurchased approximately 0.8 million shares in the third quarter and approximately 2.2 million shares for the first nine months of 2002. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At September 30, 2002, the Company had approximately $2 million remaining under its authorized September 2000 repurchase plan. On October 22, 2002, the Company's Board of Directors authorized a new share repurchase program of $100 million, which is expected to be completed over the next two years.

On July 19, 2002, the Company entered into a five-year EURO 350 million, which approximates $350 million, multi-currency revolving credit facility agreement. The Company cancelled and repaid all borrowings under an existing EURO 140 million-credit facility. On July 31, 2002 the Company exercised an option under its $500 million US revolving credit facility and cancelled the $200 million 364-day portion of that agreement; there were no borrowings under this agreement.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.
         ---------


         4(a) Letter Agreement between the Company and Wachovia Bank, National Association ("Wachovia") dated as of October 31, 2002 appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement dated as of March 21, 2000 and amended as of September 26, 2000.

         10(a) Performance Incentive Award Agreement in respect of a performance incentive award of 200,000 restricted shares of the Company's Common Stock, approved by the Board on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company.

         99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.


(b)      Reports on Form 8-K.
         --------------------

         The Company filed the following reports on Form 8-K during the quarter for which this report on Form 10-Q is filed:

         Report on Form 8-K dated August 12, 2002 providing a sworn statement under oath from both Richard A. Goldstein, Chief Executive Officer of the Company (the Company's principal executive officer), and Douglas J. Wetmore, Chief Financial Officer of the Company (the Company's principal financial officer). On August 12, 2002, the Chief Executive Officer and Chief Financial Officer also provided the certification required pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: November 12, 2002           By:      /S/ DOUGLAS J. WETMORE
                                        --------------------------
                                         Name:  Douglas J. Wetmore
                                         Title: Senior Vice President and
                                                Chief Financial Officer



Dated: November 12, 2002           By:      /S/ STEPHEN A. BLOCK
                                        ------------------------
                                         Name:  Stephen A. Block
                                         Title: Senior Vice President,
                                                General Counsel and Secretary

                                  CERTIFICATION


I, Richard A. Goldstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Flavors & Fragrances Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Dated: November 12, 2002              By:   /S/ RICHARD A. GOLDSTEIN
                                                 ------------------------------
                                            Name:    Richard A. Goldstein
                                            Title:   Chairman of the Board and
                                                     Chief Executive Officer

                                  CERTIFICATION


I, Douglas J. Wetmore, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Flavors & Fragrances Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Dated: November 12, 2002           By:   /S/ DOUGLAS J. WETMORE
                                               --------------------------------
                                            Name:    Douglas J. Wetmore
                                            Title:   Senior Vice President and
                                                     Chief Financial Officer

EXHIBIT INDEX

Number   Description
------   -----------

4(a) Letter Agreement between the Company and Wachovia Bank, National Association ("Wachovia") dated as of October 31, 2002 appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement dated as of March 21, 2000 and amended as of September 26, 2000.

10(a) Performance Incentive Award Agreement in respect of a performance incentive award of 200,000 restricted shares of the Company's Common Stock, approved by the Board on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company.

99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.