Form 10-K
period 2002-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2003-03-25
CIK 51253

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002        Commission File Number 1-4858


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact name of Registrant as specified in its charter)

                NEW YORK                                 13-1432060
       (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

    521 WEST 57TH STREET, NEW YORK, N.Y.                   10019
           (Address of principal                         (Zip Code)
             executive offices)

        Registrant's telephone number, including area code (212) 765-5500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                 WHICH REGISTERED
                 -------------------             ------------------------
               Common Stock, par value           New York Stock Exchange
                12 1/2(cent) per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ].

     For the purpose of reporting the following market value of Registrant's outstanding common stock, the term "affiliate" refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the Registrant and does not include individual executive officers or directors or under 10% shareholders. The aggregate market value of Registrant's common stock not held by affiliates as of June 28, 2002 was $3,080,187,516.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2003:

      93,869,384 shares of Common Stock, par value 12 1/2 (cent) per share

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 (the "IFF 2002 Annual Report") are incorporated by reference in Parts I, II and IV of this Form 10-K.

     Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with the 2003 Annual Meeting (the "IFF 2003 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.
================================================================================

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

     In November 2000, the Company acquired Bush Boake Allen Inc. ("BBA"), an international flavor, fragrance and aroma chemical company with worldwide annual sales of $499 million. This acquisition enhanced the Company's position as a global leader in flavor markets, strengthened the Company's already leading global fragrance position, expanded the Company's product line and customer base, particularly in certain emerging markets, and broadened and enhanced the Company's management pool.

     The Company currently has 35 manufacturing facilities with the major manufacturing facilities being located in the United States, The Netherlands, France, Great Britain, Ireland, Spain, Switzerland, Argentina, Brazil, Mexico, China, Singapore, Philippines, Indonesia, Japan, India and Australia. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 34 countries and is represented by sales agents in other countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500). Except as the context otherwise indicates, the term "the Company" as used in this report refers to the Registrant and its subsidiaries.

MARKETS

     Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2002, sales of fragrance products accounted for approximately 55%, 55% and 59%, respectively, of the Company's total sales on a reported basis.

     Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2002 sales of flavor products accounted for approximately 45%, 45% and 41%, respectively, of the Company's total sales on a reported basis.


PRODUCTS

     The Company's principal fragrance and flavor products consist of compounds of large numbers of ingredients blended under formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the public selection and acceptance of the consumer end product. A smaller number of compounds is sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their products. The Company produces thousands of compounds, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. The Company's products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

     The ingredients used by the Company in its compounds are both synthetic and natural. The Company manufactures most of the synthetic ingredients and key strategic natural ingredients. While the major part of the Company's production of synthetic ingredients is used by it in its compounds, a substantial portion is sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. The Company's flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.


MARKET DEVELOPMENTS

     The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, employment of women, teen-age population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products that utilize some of the Company's flavor or fragrance products. These developments have called for the creation by the Company of many new compounds and ingredients compatible with the newly introduced materials and methods of application used in consumer end products.


PRODUCT DEVELOPMENT AND RESEARCH

     The development of new fragrance and flavor compounds is a complex artistic and technical process calling upon the combined knowledge and talents of the Company's creative perfumers and flavorists and its application chemists and research chemists. Through long experience, the perfumers and flavorists develop and refine their skills for creating fragrances or flavors best suited to the market requirements of the customers' products.

     An important contribution to the creation of new fragrance and flavor products is the development of new ingredients having fragrance or flavor value. The principal functions of the fragrance research program are to isolate and synthesize fragrance components found in natural substances and through chemical synthesis in order to develop new materials and better techniques for utilization of such materials. The principal functions of the flavor research program are to isolate and synthesize flavor components found in natural substances and to isolate and produce natural flavor ingredients utilizing improved processes.

     The work of the perfumers and flavorists is conducted in 37 fragrance and flavor laboratories in 27 countries. The Company maintains a research center at Union Beach, New Jersey. The Company spent $144,027,000 in 2002, $135,248,000 in 2001 and $112,671,000 in 2000 on its research and development activities. These expenditures are expected to increase in 2003 to approximately $160,000,000. Of the amount expended in 2002 on such activities, 64% was for fragrances and the balance was for flavors. The Company employed 1097 persons in 2002 and 1060 persons in 2001 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.


DISTRIBUTION

     Most of the Company's sales are through its own sales force, operating from 7 sales offices in the United States and 52 sales offices in 33 foreign countries. Sales in other countries are made through sales agents and distributors. For the year ended December 31, 2002, 32% of the Company's sales were to customers in North America, 37% in Europe, 16% in Asia-Pacific, 12% in Latin America and 3% in the India Region. For additional information with respect to the management of the Company's operations by major geographical region, see Note 13 of the Notes to the Company's Consolidated Financial Statements on pages 46-47 of the IFF 2002 Annual Report.

     During 2002 the Company's 30 largest customers accounted for approximately 52% of its sales, its four largest customers and their affiliates accounted for about 9%, 8%, 6% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.


GOVERNMENTAL REGULATION

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2003 approximately $3,800,000 in capital projects and $13,500,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company expects that in 2004 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different.


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


COMPETITION

     The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company's competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development, the quality of its customer service and the support provided by its marketing and application groups, and its understanding of consumers. The Company believes that it is the largest company producing and marketing on an international basis a wide range of fragrance and flavor products of the types manufactured for sale to manufacturers of consumer products. In particular countries and localities, the Company faces competition from numerous companies specializing in certain product lines, among which are some companies larger than the Company and some more important in a particular product line or lines. Most of the Company's customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.


EMPLOYEE RELATIONS

     The Company at December 31, 2002 employed 5,728 persons, of whom 1,656 were employed in the United States. The Company has never experienced a work stoppage or strike and considers that its employee relations are satisfactory.


AVAILABLE INFORMATION

     The Company makes available free of charge through its website, www.iff.com, all materials that it files electronically with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing such materials with the SEC.

     You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.


CAUTIONARY STATEMENT

     Statements in this Annual Report on Form 10-K (including information incorporated by reference from the IFF 2002 Annual Report) which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principle foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments.

     The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

ITEM 2. PROPERTIES.


     The principal manufacturing and research properties of the Company are as follows:




LOCATION                          OPERATION
--------                          ---------
UNITED STATES
 New York, NY ................... Fragrance laboratories.
 Augusta, GA .................... Production of fragrance chemical ingredients.
 Hazlet, NJ (1) ................. Production of fragrance compounds; fragrance laboratories.
 South Brunswick, NJ(1) ......... Production of flavor ingredients and compounds;
                                  flavor laboratories.
 Union Beach, NJ ................ Research and development center.
 Carrollton, TX(1) .............. Production of seasonings.
 Jacksonville, FL ............... Production of fragrance chemical ingredients.

NETHERLANDS
 Hilversum ...................... Flavor and fragrance laboratories.
 Tilburg ........................ Production of flavor and fragrance compounds and flavor ingredients.

FRANCE
 Bois-Colombes .................. Fragrance laboratories.
 Dijon .......................... Production of fragrance ingredients and compounds, flavor ingredients and compounds and fruit preparations; flavor laboratories.
 Grasse ......................... Production of fragrance and flavor ingredients; fragrance laboratories.

GREAT BRITAIN
 Haverhill ...................... Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.
IRELAND
 Drogheda ....................... Production of fragrance compounds.

SPAIN
 Benicarlo ...................... Production of fragrance chemical ingredients.

SWITZERLAND
 Reinach-Aargau ................. Production of fruit preparations.

ARGENTINA
 Garin .......................... Production of flavor ingredients and compounds; production of fragrance compounds; flavor laboratories.
BRAZIL
 Rio de Janeiro ................. Production of fragrance compounds.
 Taubate ........................ Production of flavor ingredients and compounds; flavor laboratories.
 Sao Paulo ...................... Fragrance laboratories.

MEXICO
 Tlalnepantla ................... Production of flavor and fragrance compounds; flavor and fragrance laboratories.
CHINA
 Guangzhou(1) ................... Production of flavor and fragrance compounds; flavor laboratories.
 Shanghai(1) .................... Flavor and fragrance laboratories.
 Xin'anjiang .................... Production of fragrance chemical ingredients.

LOCATION                    OPERATION
--------                    ---------
INDIA
 Chennai(2) ............... Production of flavor and fragrance compounds and flavor ingredients.

SINGAPORE
 Jurong(3) ................ Production of flavor and fragrance compounds.
 Science Park (1) ......... Flavor and fragrance laboratories.

PHILIPPINES
 Manila(1) ................ Production of flavor compounds and flavor ingredients.

INDONESIA
 Jakarta(3) ............... Production of flavor and fragrance compounds and ingredients; flavor and fragrance laboratories.
JAPAN
 Gotemba .................. Production of flavor compounds.
 Tokyo .................... Flavor and fragrance laboratories.

AUSTRALIA
 Melbourne ................ Production of flavor compounds and flavor ingredients.
 Sydney ................... Production of seasonings.

----------
(1)  Leased.
(2) The Company has approximately a 93.1% interest in the subsidiary company that owns this facility.
(3)  Land is leased and building is partially leased and partially owned.


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

     This case is currently in discovery. The Company does not expect this litigation to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Over the past 20 years, various Federal and State authorities and private parties have claimed that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and seek to recover costs incurred and to be incurred to clean up the sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


EXECUTIVE OFFICERS OF REGISTRANT:


                                                                                          YEAR
                                                                                          FIRST
                                                                                         BECAME
               NAME                   OFFICE AND OTHER BUSINESS EXPERIENCE(2)      AGE   OFFICER
              -----               ----------------------------------------------- ----- --------
Richard A. Goldstein(1) ......... Chairman of the Board and Chief Executive         61    2000
                                    Officer since June 2000; President and Chief
                                    Executive Officer of Unilever United States,
                                    Inc. and Business Group President of Unilever
                                    North American Foods, a home, personal care
                                    and food products company, prior thereto;
                                    Director, Legacy Hotels; Director, Fiduciary
                                    Trust Company International; Director, The
                                    Interpublic Group of Companies, Inc.;
                                    Director, Continuum Health Partners, Inc.

Julian W. Boyden ................ Executive Vice President, New Business            58    2000
                                    Development since November 2000; Chairman
                                    of the Board, President and Chief Executive
                                    Officer of Bush Boake Allen Inc., a flavor and
                                    fragrance company, prior thereto.

D. Wayne Howard ................. Executive Vice President, Global Operations       47    2000
                                    since September 2000; Vice President, Supply
                                    Chain Strategy of Nordstrom, Inc., a retailer,
                                    from January 2000 to August 2000; Vice
                                    President, Strategic Sourcing, North America
                                    of Unilever North American Foods, prior
                                    thereto.

Stephen A. Block ................ Senior Vice President, General Counsel and        58    1993
                                    Secretary since February 2000; Senior Vice
                                    President, Law & Regulatory Affairs, and
                                    Secretary from May 1999 to February 2000;
                                    Vice President, Law & Regulatory Affairs,
                                    and Secretary prior thereto.

                                                                                        YEAR
                                                                                        FIRST
                                                                                       BECAME
            NAME                   OFFICE AND OTHER BUSINESS EXPERIENCE(2)       AGE   OFFICER
           -----             -------------------------------------------------- ----- --------
Clint D. Brooks ............ Senior Vice President, Research and                  51    2000
                               Development since December 2002; Vice
                               President, Research and Development from
                               October 2000 to December 2002; Director of
                               Chemical Sciences, Abbott Laboratories, a
                               pharmaceutical company, prior thereto.

Steven J. Heaslip .......... Senior Vice President, Human Resources since         45    2001
                               December 2002; Vice President, Human
                               Resources from September 2001 to December
                               2002; Senior Vice President, Human
                               Resources, Elizabeth Arden, a manufacturer
                               of prestige beauty products, prior thereto.

Douglas J. Wetmore ......... Senior Vice President and Chief Financial            45    1992
                               Officer since September 2000; Vice President
                               and Chief Financial Officer from April 1998 to
                               September 2000; Controller prior thereto.

Gail S. Belmuth ............ Vice President, Corporate Communications since       39    2001
                               June 2001; President and COO of Banner
                               McBride North America, a change management
                               consulting firm, from May 2000 to May 2001;
                               Managing Director, Burson-Marsteller, a public
                               relations firm, prior thereto.

Arun Bewoor ................ Vice President, India Region since January 2003;     58    2003
                               Managing Director of IFF India Ltd and
                               Regional Vice President, India Region from
                               June 2002 to January 2003; Managing
                               Director, Bush Boake Allen India Ltd., prior
                               thereto.

Robert Burns ............... Vice President, Asia Pacific Region since            45    2003
                               January 2003; Regional Vice President, Asia
                               Pacific from January 2001 to January 2003;
                               Managing Director, IFF Australia from
                               January 1999 to December 2000; Managing
                               Director/Vice President Flavors, IFF
                               Indonesia, prior thereto.

James H. Dunsdon ........... Vice President, North America Region since           56    2003
                               January 2003; Regional Vice President, North
                               America from January 2001 to January 2003;
                               Executive Vice President BBA, prior thereto.

Rob J. M. Edelman .......... Vice President, Europe Region since January          41    2003
                               2003; Regional Vice President, Europe from
                               January 2001 to January 2003; Vice President
                               and Director of Marketing and Sales, Aroma
                               Chemicals from July 1999 to December 2000;
                               Managing Director, PFW Aroma Chemicals
                               B.V., an aroma chemicals manufacturing
                               company, prior thereto.

                                                                                     YEAR
                                                                                     FIRST
                                                                                    BECAME
            NAME                 OFFICE AND OTHER BUSINESS EXPERIENCE(2)      AGE   OFFICER
            ----             ----------------------------------------------- ----- --------
Graciela M. Ferro .......... Vice President, Latin America Region since        48    2003
                               January 2003; Regional Vice President, Latin
                               America from October 2000 to January 2003;
                               Vice President, Latin America, LATAM Area
                               Manager, Fragrance Division and IFF
                               Argentina affiliate Manager from October
                               1999 to October 2000; Vice President, Latin
                               America, IFF Argentina Affiliate Manager
                               from August 1998 to October 1999; Regional
                               Account Manager for the Unilever, Latin
                               America Account, prior thereto.

Robert J. Gordon ........... Vice President, Sales, Global Accounts since      50    2002
                               December 2002; Vice President, Global
                               Business Development, Functional Products,
                               Fragrances from January 2001 to December
                               2002; Regional Vice President, EAME from
                               January 2000 to January 2001; Regional Vice
                               President, Latin America, prior thereto.

Neil Humphreys ............. Vice President, Global Business Development,      56    2002
                               Flavors and Functional Fragrances since
                               December 2002; Vice President, Global
                               Business Development, Flavors from January,
                               2001 until December 2002; Vice President,
                               Regional Manager, Asia-Pacific, Flavors from
                               July 1998 to January 2001; Senior Vice
                               President, Asia-Pacific, Givaudan-Roure, a
                               flavor, fragrance and aroma chemical
                               manufacturing company, prior thereto.

Nicolas Mirzayantz ......... Vice President, Global Business Development,      40    2002
                               Fine Fragrance and Toiletries since December
                               2002; Vice President, Global Business
                               Development, Fine Fragrances and Toiletries
                               since January 2001; Fragrances General
                               Manager, IFF France from January 1999 to
                               January 2001; Vice President, Commercial and
                               Creative Director, IFF France, prior thereto.

----------
(1)  Member of Executive Committee of the Board of Directors.
(2) Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS.

     (a) Market Information.

     Information concerning where the Company's common stock is traded and the high and low stock prices for each quarter during the last two years appears under the caption "Stock Prices" on page 51 of the IFF Annual Report and such information is incorporated by reference herein.

     (b) Approximate Number of Equity Security Holders.


                                                                 (B)
                         (A)                        NUMBER OF RECORD HOLDERS AS
                   TITLE OF CLASS                      OF DECEMBER 31, 2002
                   --------------                  -----------------------------
 Common stock, par value 12 1/2 (cent) per share                3,875

     (c) Dividends.

     Cash dividends declared per share for each quarter since January 2001 were as follows:


                                       2003         2002         2001
                                    ---------    ---------    ---------
First ............................    $.15          $.15        $.15
Second ...........................                   .15         .15
Third ............................                   .15         .15
Fourth ...........................                   .15         .15


ITEM 6. SELECTED FINANCIAL DATA.

     Information setting forth the selected financial data required by this
Item 6 appears on page 52 of the IFF 2002 Annual Report. Such information is incorporated by reference in this Item 6. The BBA operating results are included in the Company's consolidated results from November 3, 2000, the date of the acquisition of BBA.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The Company's Management's Discussion and Analysis of Results of Operations and Financial Condition required by this Item 7 appears under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 25 to 32 of the IFF 2002 Annual Report. Such information is incorporated by reference in this Item 7.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information on quantitative and qualitative disclosures about market risk required by this Item 7A appears in Note 15 on page 50 of the IFF 2002 Annual Report. Such information is incorporated by reference in this Item 7A.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company and its subsidiaries and the notes thereto, listed in Item 15(a)(1) and included in the IFF 2002 Annual Report on pages 34 through 50, together with the report thereon of PricewaterhouseCoopers LLP dated January 27, 2003 on page 33 of the IFF 2002 Annual Report, and quarterly financial information on page 51 of the IFF 2002 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the IFF 2003 Proxy Statement and is incorporated by reference herein. The information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" that appears in the IFF 2003 Proxy Statement is also incorporated by reference herein. See Part I,
Item 4 for the Company's Executive Officers.


ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to executive compensation is set forth under the captions "Summary Compensation," "Option Grants in 2002," "Aggregated Option Exercises in 2002 and Option Values at December 31, 2002," "Directors' Compensation," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Executive Separation Policy" and "Pension Plans" in the IFF 2003 Proxy Statement and such information is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information relating to security ownership of management and certain beneficial owners is set forth under the captions "Election of Directors" and "Security Ownership" in the IFF 2003 Proxy Statement and such information is incorporated by reference herein. The information relating to the Company's equity plans is set forth under the caption "Equity Compensation Plan Information" in the IFF 2003 Proxy Statement and such information is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Additional Information" in the IFF 2003 Proxy Statement and such information is incorporated by reference herein.


ITEM 14. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's filings under the Exchange Act.

     (b) Changes in the Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements, related notes and independent accountants' report from the IFF 2002 Annual Report are incorporated by reference into Item 8 of Part II of this Annual Report on Form 10-K:

                                                                                             PAGE
                                                                                             NO.
                                                                                            -----
Report of Independent Accountants .......................................................    33
Consolidated Statement of Income for the three years ended December 31, 2002 ............    34
Consolidated Balance Sheet--December 31, 2002 and 2001 ..................................    35
Consolidated Statement of Cash Flows for the three years ended December 31, 2002 ........    36
Consolidated Statement of Shareholders' Equity for the three years ended December 31,
  2002 ..................................................................................    37
Notes to Consolidated Financial Statements ..............................................    38

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following schedule is included in Part IV of this Annual Report on Form 10-K:

Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended
December 31, 2002 .......................................................................   S-1
Report of Independent Accountants on Financial Statement Schedule .......................    17

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

       3(i)     Restated Certificate of Incorporation of Registrant, incorporated by reference to
                Exhibit 10(g) to Registrant's Report on Form 10-Q dated August 12, 2002.

       3(ii)    By-laws of Registrant, as amended through March 11, 2003.

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

       4.1b     Letter Agreement between the Registrant and Wachovia Bank, National Association
                ("Wachovia") dated as of October 31, 2002 appointing Wachovia as Successor Rights
                Agent pursuant to the Shareholder Protection Rights Agreement dated as of March 21,
                2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a) to
                Registrant's Report on Form 10-Q dated November 12, 2002.

       4.2      Specimen Certificates of Registrant's Common Stock bearing legend notifying of
                Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to
                Registrant's Registration Statement on Form S-3 filed on September 29, 2000
                (Reg. No. 333-46932).

    NUMBER
    -------
       4.3    Indenture, dated as of May 1, 2001, between International Flavors & Fragrances Inc. and
              Bank One Trust Company, N. A., as Trustee, incorporated by reference to Exhibit 4.1 to
              Registrant's Registration Statement on Form S-4 dated June 26, 2001
              (Reg. No. 333-63910).

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

     *10.1    Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of Registrant, approved by Registrant's Board of Directors on April 13, 2000, incorporated by reference to Exhibit 10(a) to Registrant's
              Report on Form 10-Q dated August 14, 2000.

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

     *10.3    Promissory Note dated June 29, 1999 between Registrant and Nicolas Mirzayantz, Vice
              President, Global Business Development, Fine Fragrance and Toiletries.

     *10.4    Performance Incentive Award Agreement in respect of a performance incentive award of
              200,000 restricted shares of Company Common Stock approved by the Company's Board of Directors on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, incorporated by reference to Exhibit 10(a)
              to Registrant's Report on Form 10-Q dated November 12, 2002.

     *10.5    Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated
              May 14, 1997.

     *10.6    2000 Stock Award and Incentive Plan adopted by the Registrant's Board of Directors on
              March 9, 2000, as amended and restated through May 7, 2002, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-Q dated August 12, 2002.

     *10.7    2000 Supplemental Stock Award Plan adopted by the Registrant's Board of Directors on
              November 14, 2000, as amended and restated through March 12, 2002, incorporated by reference to Registrant's Report on Form 10-Q dated August 12, 2002.

    NUMBER
    -----
     *10.8    Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c)to Registrant's Report on Form 10-Q dated May 14, 1997.

     *10.9    Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of
              Directors on December 12, 2000, incorporated by reference to Exhibit 10(k) to
              Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

     *10.10   Registrant's Executive Separation Policy, as amended through February 13, 2001, incorporated by reference to Registrant's Report on Form 10-Q dated August 12, 2002.

     *10.11   Registrant's Employee Stock Option Plan adopted in 1992.

     *10.12   1997 Employee Stock Option Plan as amended by Registrant's Board of Directors on
              February 8, 2000, incorporated by reference to Exhibit 10(11) to Registrant's Report on
              Form 10-K for the fiscal year ended December 31, 1999.

     *10.13   Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of
              Directors on November 14, 2000, incorporated by reference to Exhibit B to Registrant's
              Proxy Statement dated March 30, 2001.

     *10.14   Registrant's Senior Officer Stock Exercise Loan Program adopted by Registrant's Board of Directors on November 13, 2001, incorporated by reference to Exhibit 10.19 to
              Registrant's Report on Form 10-K for fiscal year ended December 31, 2001.

     *10.15   Deferred Compensation Plan adopted by the Company's Board of Directors on
              December 12, 2000, incorporated by reference to Exhibit 99 to the Company's
              Registration Statement on Form S-8 dated May 16, 2001 (Reg. No. 333-61072).

      10.16   Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant's Board of Directors on September 12,
              2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q
              dated November 14, 2000.

     *10.17   Stock Option Plan for Non-Employee Directors, incorporated by reference to
              Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997.

     *10.18   2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of
              Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy
              Statement dated March 29, 2000.

     *10.19   Director Charitable Contribution Program adopted by the Board of Directors on
              February 14, 1995, incorporated by reference to Exhibit 10(j) to Registrant's Report on
              Form 10-K for the fiscal year ended December 31, 1994.

     *10.20   Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by Registrant's Board of Directors on September 12, 2000, incorporated by reference to
              Exhibit 99(c) to Registrant's Registration Statement on Form S-3 filed on September 29,
              2000 (Reg. No. 333-46932).

     10.21    Five Year Credit Agreement dated as of September 26, 2001 among the Company, as
              Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon
              Smith Barney Inc., as Arranger, incorporated by reference to Exhibit 10(b) to Registrant's
              Report on Form 10-Q dated November 14, 2001.

     10.21a   Amendment No. 1 dated as of June 10, 2002 to the Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders and
              Citibank N.A., as Administration Agent, incorporated by reference to Exhibit 10 (c) to
              Registrant's Report on Form 10-Q dated August 12, 2002.

    NUMBER
    ------
      10.22  Multi-currency Revolving Credit Facility Agreement dated July 19, 2002, among
             International Flavor & Fragrances (Luxembourg) S.A.R.L., as Borrower, the Company, as
             Guarantor, certain Original Lenders, Barclays Bank PLC, as Agent, ABN AMRO Bank
             NV and Barclays Capital, as Arrangers, incorporated by references to Exhibit 10(b) to
             Registrant's Report on Form 10-Q dated August 12, 2002.

       13    Registrant's 2002 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

       21    List of Principal Subsidiaries.

       23    Consent of PricewaterhouseCoopers LLP.

       24    Powers of Attorney authorizing Richard A. Goldstein, Douglas J. Wetmore and Stephen
             A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

      99.1   Registrant's Board of Directors' Corporate Governance Guidelines adopted by the Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99(a) to Registrant's
             Report on Form 10-Q dated May 10, 2002.

      99.2   Registrant's Charter of the Nominating and Governance Committee of the Company's
             Board of Directors adopted by the Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99 (b) to Registrant's Report on Form 10-Q dated May 10, 2002.

      99.3   Registrant's Charter of the Compensation Committee of the Company's Board of
             Directors adopted by the Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99 (c) to Registrant's report on Form 10-Q dated May 10, 2002.

      99.4   Registrant's Charter of the Executive Committee of the Company's Board of Directors
             adapted by the Board of Directors on May 7, 2002, incorporated by reference to
             Exhibit 99 (d) to Registrant's Report of Form 10-Q dated May 10, 2002.

      99.5   Certification pursuant to 18 US. C. Section 1350, as adopted pursuant to Section 906 of
             The Sarbanes-Oxley Act of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Registrant and Douglas J. Wetmore, Senior Vice
             President and Chief Financial Officer of the Registrant.

----------
*    Management contract or compensatory plan or arrangement.


     (b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of International Flavors & Fragrances Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of International Flavors & Fragrances Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in
Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

New York, New York
January 27, 2003

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                             (Registrant)



                                   By   /s/ Douglas J. Wetmore
                                        ----------------------
                                           Douglas J. Wetmore
                                        Senior Vice President and
                                         Chief Financial Officer


Dated: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




Principal Executive Officer:

            /s/ Richard A. Goldstein
            -------------------------
                Richare A. Goldstein
            Chairman of the Board
                      and
              Chief Executive Officer

Principal Financial and Accounting Officer:

             /s/ Douglas J. Wetmore
            -------------------------
                 Douglas J. Wetmore
            Senior Vice President
                      and
              Chief Financial Officer

Directors:

             /s/ Richard A. Goldstein
             ------------------------
                RICHARD A. GOLDSTEIN

               MARGARET HAYES ADAME*            ]
                   GUNTER BLOBEL*               ]
                 J. MICHAEL COOK*               ]    *By /s/ STEPHEN A. BLOCK
                PETER A. GEORGESCU*             }    ------------------------
                 ARTHUR C. MARTINEZ*            ]         Stephen A. Block
               HENRY P. VAN AMERINGEN*          ]         Attorney in fact
              WILLIAM D. VAN DYKE, III*         ]          March 25, 2003


Original powers of attorney authorizing Richard A. Goldstein, Douglas J. Wetmore and Stephen A. Block, and each of them, to sign this report on behalf of certain directors and officers of the Registrant have been filed with the Securities and Exchange Commission.

                                  CERTIFICATION


I, Richard A. Goldstein, certify that:

1. I have reviewed this annual report on Form 10-K of International Flavors & Fragrances Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Dated: March 25, 2003                 By:    /s/ Richard A. Goldstein
                                             ------------------------
                                      Name:  Richard A. Goldstein
                                      Title: Chairman of the Board and
                                             Chief Executive Officer

                                  CERTIFICATION


I, Douglas J. Wetmore, certify that:

1. I have reviewed this annual report on Form 10-K of International Flavors & Fragrances Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Dated: March 25, 2003                    By:    /s/ Douglas J. Wetmore
                                                ----------------------
                                         Name:  Douglas J. Wetmore
                                         Title: Senior Vice President and
                                                Chief Financial Officer

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES


           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)


                                                                  FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2002
                                                    ----------------------------------------------
                                         BALANCE AT  ADDITIONS CHARGED
                                         BEGINNING     TO COSTS AND       ACCOUNTS    TRANSLATION   BALANCE AT THE
                                         OF PERIOD       EXPENSES       WRITTEN OFF   ADJUSTMENTS   END OF PERIOD
                                        ----------- ------------------ ------------- ------------- ---------------
Allowance for doubtful accounts .......   $10,835         $4,067           $2,707         $738         $12,933
                                          =======         ======           ======         ====         =======


                                                                  FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2001
                                                    ----------------------------------------------
                                         BALANCE AT  ADDITIONS CHARGED
                                         BEGINNING     TO COSTS AND       ACCOUNTS    TRANSLATION   BALANCE AT THE
                                         OF PERIOD       EXPENSES       WRITTEN OFF   ADJUSTMENTS   END OF PERIOD
                                        ----------- ------------------ ------------- ------------- ---------------
Allowance for doubtful accounts .......   $11,074         $2,947           $2,306       $ (880)        $10,835
                                          =======         ======           ======       ======         =======


                                                                  FOR THE YEAR ENDED
                                                                  DECEMBER 31, 2000
                                                    ----------------------------------------------
                                         BALANCE AT  ADDITIONS CHARGED
                                         BEGINNING     TO COSTS AND       ACCOUNTS    TRANSLATION   BALANCE AT THE
                                         OF PERIOD       EXPENSES       WRITTEN OFF   ADJUSTMENTS   END OF PERIOD
                                        ----------- ------------------ ------------- ------------- ---------------
Allowance for doubtful accounts .......   $10,013         $2,359            $963        $ (335)        $11,074
                                          =======         ======            ====        ======         =======

                                 EXHIBIT INDEX

  NUMBER
  ------
    2           Agreement and Plan of Merger dated as of September 25, 2000 among Registrant, Bush
                Boake Allen Inc. and B Acquisition Corp. incorporated by reference to Exhibit 2.1 to
                Registrant's Report on Form 8-K dated September 25, 2000.

    3(i)        Restated Certificate of Incorporation of Registrant, incorporated by reference to
                Exhibit 10(g) to Registrant's Report on Form 10-Q dated August 12, 2002.

    3(ii)       By-laws of Registrant, as amended on March 11, 2003.

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

    4.1b        Letter Agreement between the Registrant and Wachovia Bank, National Association
                ("Wachovia") dated as of October 31, 2002 appointing Wachovia as Successor Rights
                Agent pursuant to the Shareholder Protection Rights Agreement dated as of March 21,
                2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a)
                to Registrant's Report on Form 10-Q dated November 12, 2002.

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

  NUMBER
  ------
   10.2a     Agreement dated as of October 1, 1999 between Registrant and Carlos A. Lobbosco,
             Executive Vice President of Registrant, incorporated by reference to Exhibit 10(o) to
             Registrant's Report on Form 10-K for fiscal year ended December 31, 1999.

   10.2b     Agreement dated July 25, 2001 between Registrant and Carlos A. Lobbosco, Executive
             Vice President, Business Development, incorporated by reference to Exhibit 10(b) to
             Registrant's Report on Form 10-Q dated August 14, 2001.

   10.3      Promissory Note dated June 29, 1999 between Registrant and Nicolas Mirzayantz, Vice
             President, Global Business Development, Fine Fragrance and Toiletries.

   10.4      Performance Incentive Award Agreement in request of a performance incentive award of 200,000 restricted shares of Company Common stock approved by the Company's
             Board of Directors on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, incorporated by reference to
             Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 12, 2002.

   10.5      Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, incorporated by reference to Exhibit 10(e) to Registrant's Report on Form 10-Q dated
             May 14, 1997.

   10.6      2000 Stock Award and Incentive Plan adopted by the Registrant's Board of Directors on
             March 9, 2000, as amended and restated through May 7, 2002, incorporated by reference to Exhibit 10(d) to Registrant's Report on Form 10-Q dated August 12, 2002.

   10.7      2000 Supplemental Stock Award Plan adopted by the Registrant's Board of Directors on
             November 14, 2000, as amended and restated through March 12, 2002, incorporated by reference to Registrant's Report on Form 10-Q dated August 12, 2002.

   10.8      Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997.

   10.9      Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of
             Directors on December 12, 2000, incorporated by reference to Exhibit 10(k) to
             Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

   10.10     Registrant's Executive Separation Policy, as amended through February 13, 2001, incorporated by reference to Registrant's Report on Form 10-Q dated August 12, 2002.

   10.11     Registrant's Employee Stock Option Plan adopted in 1992.

   10.12     1997 Employee Stock Option Plan as amended by Registrant's Board of Directors on
             February 8, 2000, incorporated by reference to Exhibit 10(ll) to Registrant's Report on
             Form 10-K for the fiscal year ended December 31, 1999.

   10.13     Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of
             Directors on November 14, 2000, incorporated by reference to Exhibit B to Registrant's
             Proxy Statement dated March 30, 2001.

   10.14     Registrant's Senior Officer Stock Exercise Loan Program adopted by Registrant's Board of Directors on November 13, 2001, incorporated by reference to Exhibit 10.19 to
             Registrant's Report on Form 10-K for fiscal year ended December 31, 2001.

   10.15     Deferred Compensation Plan adopted by the Company's Board of Directors on
             December 12, 2000, incorporated by reference to Exhibit 99 to the Company's
             Registration Statement on Form S-8 dated May 16, 2001 (Reg. No. 333-61072).

   NUMBER
   ------
   10.16      Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant's Board of Directors on September
              12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form
              10-Q dated November 14, 2000.

   10.17      Stock Option Plan for Non-Employee Directors, incorporated by reference to
              Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997.

   10.18      2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of
              Directors on February 8, 2000, incorporated by reference to the Registrant's Proxy
              Statement dated March 29, 2000.

   10.19      Director Charitable Contribution Program adopted by the Board of Directors on
              February 14, 1995, incorporated by reference to Exhibit 10(j) to Registrant's Report on
              Form 10-K for the fiscal year ended December 31, 1994.

   10.20      Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by Registrant's Board of Directors on September 12, 2000, incorporated by reference to
              Exhibit 99(c) to Registrant's Registration Statement on Form S-3 filed on September 29,
              2000 (Reg. No. 333-46932).

   10.21      Five Year Credit Agreement dated as of September 26, 2001 among the Company, as
              Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon
              Smith Barney Inc., as Arranger, incorporated by reference to Exhibit 10(b) to
              Registrant's Report on Form 10-Q dated November 14, 2001.

   10.21a     Amendment No. 1 dated as of June 10, 2002 to the Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders and
              Citibank N.A., as Administrative Agent, incorporated by reference to Exhibit 10(c) to
              Registrant's Report on Form 10-Q dated August 12, 2002.

   10.22      Multi-currency Revolving Credit Facility Agreement dated July 19, 2002 among
              International Flavor & Fragrances (Luxembourg) S.A.R.L., as Borrower, the Company,
              as Guarantor, certain Original Lenders, Barclays Bank PLC, as Agent, ABN AMRO
              Bank NV and Barclays Capital, as Arrangers, incorporated by reference to Exhibit 10(b)
              to Registrant's Report on Form 10-Q dated August 12, 2002.

    13        Registrant's 2002 Annual Report; except for those portions thereof that are expressly incorporated by reference in this Form 10-K, this exhibit is furnished only for the information of the Commission and is not deemed to be filed as part of this Form 10-K.

    21        List of Principal Subsidiaries.

    23        Consent of PricewaterhouseCoopers LLP.

    24        Powers of Attorney authorizing Richard A. Goldstein, Douglas J. Wetmore and Stephen
              A. Block to sign this report and amendments thereto on behalf of certain directors and officers of the Registrant.

   99.1       Registrant's Board of Directors' Corporate Governance Guidelines adopted by the
              Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99(a) to
              Registrant's Report on Form 10-Q dated May 10, 2002.

   99.2       Registrant's Charter of the Nominating and Governance Committee of the Company's
              Board of Directors adopted by the Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99 (b) to Registrant's Report on Form 10-Q dated May 10, 2002.

  NUMBER
  -----
   99.3      Registrant's Charter of the Compensation Committee of the Company's Board of
             Directors adopted by the Board of Directors on May 7, 2002, incorporated by reference to Exhibit 99 (c) to Registrant's report on Form 10-Q dated May 10, 2002.

   99.4      Registrant's Charter of the Executive Committee of the Company's Board of Directors
             adapted by the Board of Directors on May 7, 2002, incorporated by reference to
             Exhibit 99 (d) to Registrant's Report of Form 10-Q dated May 10, 2002.

   99.5      Certification pursuant to 18 US. C. Section 1350, as adopted pursuant to Section 906 of
             The Sarbanes-Oxley Act of 2002, signed by Richard A. Goldstein, Chairman of the
             Board and Chief Executive Officer of the Registrant and Douglas J. Wetmore, Senior
             Vice President and Chief Financial Officer of the Registrant.