Form 10-Q
period 2003-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2003-05-13
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OF

                      THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended March 31, 2003 Commission file number 1-4858
         --------------------------------------------------------------



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
                    ---------------------------------------
             (Exact Name of Registrant as specified in its charter)


               New York                                          13-1432060
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                  (IRS Employer
          or organization)                                  identification No.)



521 West 57th Street, New York, N.Y.                              10019-2960
-------------------------------------                       --------------------
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



                Yes       X                     No
                     ------------                  -------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


Number of shares outstanding as of May 1, 2003:  93,846,889

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                             03/31/03          12/31/02
                                                           -----------       -----------
Assets
------
Current Assets:
   Cash & Cash Equivalents                                 $    15,866       $    14,858
   Short-term Investments                                          468               307
   Trade Receivables                                           369,172           327,306
   Allowance For Doubtful Accounts                             (13,822)          (12,933)

   Inventories:  Raw Materials                                 218,734           222,161
                 Work in Process                                14,855            12,680
                 Finished Goods                                189,283           186,762
                                                           -----------       -----------
                 Total Inventories                             422,872           421,603
   Deferred Income Taxes                                        70,110            67,176
   Other Current Assets                                         81,306            48,432
                                                           -----------       -----------
   Total Current Assets                                        945,972           866,749
                                                           -----------       -----------

Property, Plant & Equipment, At Cost                           960,471           950,214
Accumulated Depreciation                                      (448,666)         (429,715)
                                                           -----------       -----------
                                                               511,805           520,499
                                                           -----------       -----------
Goodwill, net                                                  642,655           642,655
Intangible Assets, net                                         136,890           140,048
Other Assets                                                    53,400            62,743
                                                           -----------       -----------
Total Assets                                               $ 2,290,722       $ 2,232,694
                                                           ===========       ===========


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt        $    79,068       $    11,684
   Commercial Paper                                            215,317            37,979
   Accounts Payable-Trade                                       98,741           104,007
   Dividends Payable                                            14,102            14,138
   Income Taxes                                                 38,399            38,496
   Other Current Liabilities                                   170,275           153,193
                                                           -----------       -----------
   Total Current Liabilities                                   615,902           359,497
                                                           -----------       -----------

Other Liabilities:
   Long-term Debt                                              793,208         1,007,085
   Retirement and Other Liabilities                            293,216           291,434
                                                           -----------       -----------
Total Other Liabilities                                      1,086,424         1,298,519
                                                           -----------       -----------

Shareholders' Equity:
  Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares             14,470            14,470
   Capital in Excess of Par Value                              106,197           109,735
   Restricted Stock                                             (5,385)           (5,723)
   Retained Earnings                                         1,400,454         1,382,539
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                       (130,145)         (138,175)
      Accumulated Gains (Loss) on Derivatives
        Qualifying as Hedges (Net of tax)                          (88)              733
      Minimum pension liability adjustment                     (75,038)          (75,038)
                                                           -----------       -----------
                                                             1,310,465         1,288,541
   Treasury Stock, at cost - 21,726,192 shares in '03
      and 21,507,668 in '02                                   (721,082)         (712,876)
   Note Receivable from Officer                                   (987)             (987)
                                                           -----------       -----------
   Total Shareholders' Equity                                  588,396           574,678
                                                           -----------       -----------
Total Liabilities and Shareholders' Equity                 $ 2,290,722       $ 2,232,694
                                                           ===========       ===========


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                       3 Months Ended 3/31
                                                    -------------------------
                                                      2003             2002
                                                    ---------       ---------

Net Sales                                           $ 466,224       $ 445,844
                                                    ---------       ---------

Cost of Goods Sold                                    270,447         259,864
Research and Development Expenses                      38,962          35,170
Selling and Administrative Expenses                    76,115          75,386
Amortization                                            3,158           3,158
Nonrecurring Charges                                   20,389            --
Interest Expense                                        8,113          10,427
Other (Income) Expense, Net                             2,526          (1,965)
                                                    ---------       ---------
                                                      419,710         382,040
                                                    ---------       ---------
Income Before Taxes on Income                          46,514          63,804
Taxes on Income                                        14,497          21,857
                                                    ---------       ---------
Net Income                                             32,017          41,947

Other Comprehensive Income:
   Foreign Currency Translation Adjustments             8,030          (9,958)
   Accumulated (Losses) Gains on Derivatives
     Qualifying as Hedges (Net of Tax)                   (821)          4,396
                                                    ---------       ---------
Comprehensive Income                                $  39,226       $  36,385
                                                    =========       =========

Net Income Per Share - Basic                            $0.34           $0.44

Net Income Per Share - Diluted                          $0.34           $0.44

Average Number of Shares Outstanding - Basic           94,158          94,534

Average Number of Shares Outstanding - Diluted         95,281          96,182

Dividends Paid Per Share                                $0.15           $0.15




See Notes to Consolidated Financial Statements

                       INTERNATIONAL FLAVORS & FRAGRANCES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (unaudited)


                                                                      3 MONTHS ENDED 3/31
                                                                   -----------------------
                                                                     2003           2002
                                                                   --------       --------
Cash Flows From Operating Activities:
-------------------------------------
Net Income                                                         $ 32,017       $ 41,947
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                   21,403         20,474
     Deferred income taxes                                           (3,736)         1,889
     Changes in assets and liabilities
         Current receivables                                        (38,602)       (29,923)
         Inventories                                                  4,376          5,877
         Current payables                                            11,606          1,483
         Other, net                                                 (12,738)        (5,093)
                                                                   --------       --------
Net cash provided by operations                                      14,326         36,654
                                                                   --------       --------
Cash Flows From Investing Activities:
-------------------------------------
     Proceeds from investments                                            6           --
     Purchases of investments                                          (161)           (14)
     Additions to property, plant and equipment                     (11,300)       (19,605)
     Proceeds from disposal of assets                                 5,662          5,064
                                                                   --------       --------
Net cash used in investing activities                                (5,793)       (14,555)
                                                                   --------       --------
Cash Flows From Financing Activities:
-------------------------------------
     Cash dividends paid to shareholders                            (14,138)       (14,215)
     Increase in bank loans                                          11,295            851
     Net change in commercial paper outstanding                     177,338         (8,985)
     Repayments of long-term debt                                  (169,942)        (4,409)
     Proceeds from issuance of stock under stock option and
         employee stock purchase plans                                7,444          8,294
     Purchase of treasury stock                                     (19,035)       (17,031)
                                                                   --------       --------
Net cash used in financing activities                                (7,038)       (35,495)
                                                                   --------       --------

Effect of exchange rates changes on cash and cash equivalents          (487)          (653)
                                                                   --------       --------
Net Change in Cash and Cash Equivalents                               1,008        (14,049)

Cash and Cash Equivalents at Beginning of Year                       14,858         48,521
                                                                   --------       --------
Cash and Cash Equivalents at End of Year                           $ 15,866       $ 34,472
                                                                   ========       ========


Interest Paid                                                      $  4,881       $  3,287

Income Taxes Paid                                                  $ 12,356       $ 12,491


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 2002 Annual Report to Shareholders. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

STOCK PLANS:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock plans. No compensation expense for stock options is reflected in net earnings, as all options granted under such plans have an exercise price not less than the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for the period presented:

----------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)              March 31,       March 31,
                                                                2003             2002
----------------------------------------------------------------------------------------
Net income, as reported                                       $32,017           $41,947
----------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                              3,114             5,229
----------------------------------------------------------------------------------------
Pro-forma net income                                          $28,903           $36,718
----------------------------------------------------------------------------------------
Net income per share:
----------------------------------------------------------------------------------------
    Basic - as reported                                        $ 0.34            $ 0.44
----------------------------------------------------------------------------------------
    Basic - pro-forma                                          $ 0.31            $ 0.39
----------------------------------------------------------------------------------------
    Diluted - as reported                                      $ 0.34            $ 0.44
----------------------------------------------------------------------------------------
    Diluted - pro-forma                                        $ 0.30            $ 0.38
----------------------------------------------------------------------------------------

These pro-forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

NET INCOME PER SHARE:

Options to purchase 4,917,152 shares and 2,721,001 shares were outstanding for the first quarter of 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

SEGMENT INFORMATION:

The Company's reportable segment information, based on geographic region, follows. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items and accounting changes, and income tax expense.

------------------------------------------------------------------------------------------------------------------------------------
                                        North                                  Latin        Asia
2003 (Dollars in thousands)            America      Europe        India       America      Pacific      Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $140,695     $196,369     $10,367     $51,306      $67,487        $     --       $466,224
Transfers between areas                   21,314       40,076         248         199        5,004         (66,841)            --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $162,009     $236,445     $10,615     $51,505      $72,491        $(66,841)      $466,224
------------------------------------------------------------------------------------------------------------------------------------
Segment profit                          $ 14,104     $ 53,869     $ 2,440     $ 9,698      $11,561        $ (1,565)      $ 90,107
-----------------------------------------------------------------------------------------------------------------------
Corporate and other
  unallocated expenses                                                                                                    (12,565)
Nonrecurring charge                                                                                                       (20,389)
Interest expense                                                                                                           (8,113)
Other income (expense), net                                                                                                (2,526)
                                                                                                                       -------------
Income before taxes on income                                                                                             $ 46,514
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                        North                                  Latin        Asia
2002 (Dollars in thousands)            America      Europe        India       America      Pacific     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $148,604     $165,985       $8,725     $57,240     $65,290        $     --        $445,844
Transfers between areas                   21,193       27,412           49         160       3,441         (52,255)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                             $169,797     $193,397       $8,774     $57,400     $68,731        $(52,255)       $445,844
------------------------------------------------------------------------------------------------------------------------------------
Segment profit                          $ 15,219     $ 38,639       $1,876     $13,855     $15,028        $   (400)       $ 84,217
-----------------------------------------------------------------------------------------------------------------------
Corporate and other
  unallocated expenses                                                                                                     (11,951)
Interest expense                                                                                                           (10,427)
Other income (expense), net                                                                                                  1,965
                                                                                                                       -------------
Income before taxes on income                                                                                             $ 63,804
------------------------------------------------------------------------------------------------------------------------------------

NONRECURRING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded nonrecurring pre-tax charges of $20.4 million in the first quarter of 2003; essentially all elements of the charges relate to employee terminations. The Company eliminated over 150 positions, principally in its North America, Europe and Asia Pacific operating regions. The pre-tax nonrecurring charges recorded for the first quarter 2003 relate to operations in North America including corporate ($12.8 million), Europe ($4.9 million), Latin America ($0.3 million) and Asia Pacific ($2.4 million).

At the time the reorganization was announced, the Company expected to incur approximately $90 million to $100 million in related pre-tax costs; certain actions remain to be taken during the course of 2003, and the Company anticipates that total expected pre-tax costs will now approximate $110 million. The increase in anticipated costs is due to a combination of additional actions now contemplated under the reorganization, and the impact of the weaker US dollar to the extent such actions take place outside the United States. To date, the Company has recorded approximately $94 million of the expected pre-tax charges.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                EMPLOYEE-           ASSET-RELATED
                                 RELATED              AND OTHER           TOTAL
                              --------------------------------------------------
Balance December 31, 2002         $  3.4             $    .4             $  3.8
Additional charges                  19.6                  .8               20.4
Cash and other costs                (1.8)                 --               (1.8)
                                  ------             -------             ------
Balance March 31, 2003            $ 21.2             $   1.2             $ 22.4
                                  ======             =======             ======

The balance of the liabilities will be utilized by 2005 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

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

Movements in acquisition accounting accruals were as follows (in millions):

                                EMPLOYEE-           ASSET-RELATED
                                 RELATED              AND OTHER           TOTAL
                              --------------------------------------------------
Balance December 31, 2002         $ 6.0              $ 1.1              $ 7.1
Cash and other costs               (1.5)               (.7)              (2.2)
                                  ------             -----              -----
Balance March 31, 2003            $ 4.5              $  .4              $ 4.9
                                  ======             =====              =====



COMPREHENSIVE INCOME:
Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:


---------------------------------------------------------------------------------------------------------------------
                                                             Accumulated
                                                          gains(losses) on     Minimum Pension
    2003 (Dollars in thousands)                              derivatives     Obligation, net of
                                         Translation        qualifying as            tax
                                         adjustments           hedges                                   Total
                                     --------------------------------------------------------------------------------
Balance December 31, 2002                $(138,175)             $ 733             $(75,038)          $(212,480)

Change                                       8,030               (821)                --                 7,209
                                     --------------------------------------------------------------------------------
Balance March 31, 2003                   $(130,145)             $ (88)            $(75,038)          $(205,271)
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                             Accumulated
                                                          gains(losses) on     Minimum Pension
    2002 (Dollars in thousands)                              derivatives     Obligation, net of
                                         Translation        qualifying as            tax
                                         adjustments           hedges                                   Total
                                     --------------------------------------------------------------------------------
Balance December 31, 2001                $(156,266)           $(2,261)            $(20,009)          $(178,536)

Change                                      (9,958)             4,396                 --                (5,562)
                                     --------------------------------------------------------------------------------
Balance March 31, 2002                   $(166,224)            $ 2,135            $(20,009)          $(184,098)
---------------------------------------------------------------------------------------------------------------------

BORROWINGS:
Debt consists of the following (Dollars in thousands):


                                                      Rate      Maturities     March 31, 2003     December 31, 2002
                                                      ----      ----------     --------------     -----------------
Commercial paper (U.S.)                                                               $ 215,317              $ 37,979
Bank loans                                                                               20,244                10,979
Current portion of long-term debt                                                        58,824                   705
                                                                             ------------------- ---------------------
Total current debt                                                                      294,385                49,663
                                                                             ------------------- ---------------------

U.S. dollars                                          6.45%        2006                 498,477               699,112
Euro facility                                         4.79%      2005-06                101,958               106,018
Japanese Yen notes                                    2.45%      2008-11                125,721               126,824
Japanese Yen notes                                    1.74%        2005                   9,925                10,012
Other                                                            2004-12                 11,898                 1,587
                                                                             ------------------- ---------------------
                                                                                        747,979               943,553
Deferred realized gain on interest rate swaps                                            42,604                57,868
FAS 133 Adjustment                                                                        2,625                 5,664
                                                                             ------------------- ---------------------
Total long-term debt                                                                    793,208             1,007,085
                                                                             ------------------- ---------------------
Total debt                                                                           $1,087,593            $1,056,748
                                                                             =================== =====================


At March 31, 2003, commercial paper maturities did not extend beyond May 14, 2003. During the first quarter, the Company repurchased $149 million of its 6.45% Notes that were to mature in 2006. In early April 2003, the Company repurchased an additional $51 million of the Notes; this amount is included in the current portion of long-term debt. All repurchases were funded with commercial paper. At March 31, 2003, the weighted average interest rate on total borrowings was 3.4% compared to 3.7% at December 31, 2002.

As a result of premiums paid for the notes repurchased in the first quarter 2003, the Company incurred a pre-tax loss of $2.7 million included in Other (income) expense. The Company will record an additional loss approximating $1.6 million in the second quarter 2003 as a result of the repurchase of notes in April.

INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at December 2002 and March 2003.

                                             March 31, 2003                March 31, 2003
                                          Gross Carrying Value        Accumulated Amortization
                                          --------------------        ------------------------
Goodwill                                        $684,189                       $41,534
Other indefinite lived intangibles                19,200                         1,184
Trademarks and other                             149,786                        30,912
                                                --------                       -------
Total                                           $853,175                       $73,630
                                                ========                       =======


                                           December 31, 2002              December 31, 2002
                                          Gross Carrying Value        Accumulated Amortization
                                          --------------------        ------------------------
Goodwill                                        $684,189                       $41,534
Other indefinite lived intangibles                19,200                         1,184
Trademarks and other                             149,786                        27,754
                                                 -------                        ------
Total                                           $853,175                       $70,472
                                                ========                       =======


Amortization expense will be $3.2 million per quarter for 2003 to 2006. Amortization expense will be $3.2 million for the first three quarters and $1.8 million in the fourth quarter in 2007.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2002 classifications.

SUBSEQUENT EVENT
----------------

On May 12, 2003, the Company reached agreement to sell its New York headquarters; the transaction is expected to close in June 2003, at which time the Company will enter into a long-term lease with respect to the space it currently occupies (approximately 40% of the buildings).

Proceeds from the sale, expected to approximate $90 million, will be used to reduce short-term borrowings. The anticipated gain on sale will be deferred and amortized as appropriate over the initial lease term, as required under applicable accounting standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------------------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

OPERATIONS
----------

First quarter 2003 sales totaled $466.2 million, increasing 5% in comparison to the prior year quarter. Sales for the first quarter 2002 included $5.1 million attributable to non-core businesses that the Company disposed of during 2002; excluding such sales from the 2002 results, first quarter 2003 sales increased 6% in comparison to the prior year. Reported sales for the 2003 quarter benefited from the strengthening of various currencies, most notably the Euro, the Japanese Yen and the Australian dollar, in relation to the U.S. dollar; had exchange rates remained constant, sales for the first quarter 2003 would have declined approximately 2% in comparison to the prior year quarter. Excluding those sales attributable to the non-core businesses from the 2002 results, local currency sales in the first quarter 2003 declined approximately 1% in comparison to the prior year quarter.

Excluding, for comparative purposes, the sales attributable to non-core businesses disposed of during 2002; sales for the first quarter 2003 performance reflected the following:

o North America flavors and fragrance sales declined by 3% and 7%, respectively; in total the region declined by 5%, reflecting weak economic conditions and customer efforts to reduce inventory levels.

o Local currency flavor sales in Europe increased 3%, resulting in a 21% increase in reported dollar sales; fragrance sales declined 2% in local currency, resulting in a 17% increase in reported dollar sales. Overall, the region's sales were flat in local currency and increased 19% in dollars. The local currency flavor performance reflected the benefit of new wins. Local currency fragrance sales were impacted by an 11% decline in aroma chemical sales in comparison to the prior year; in the first quarter 2002, aroma chemical sales had increased 26% in local currency.

o Local currency sales in Asia Pacific were flat, resulting in a 4% increase in reported dollar sales. Fragrance sales increased 6% in local currency and 11% in reported dollars. Local currency flavor sales declined 6% resulting in flat sales in reported dollars. The flavor sales performance was impacted by continued economic weakness in Japan, Indonesia and the Philippines.

o Latin America sales declined 5%, mainly due to persistent weakness in Brazil, Mexico and Venezuela. Fragrance sales declined 4% while flavor sales declined 9%.

o India sales increased 18% in local currency and 22% in dollars. This performance was led by a 20% local currency increase in fragrances; flavor sales increased 16% in local currency. The performance reflected the benefit of many new wins in both flavors and fragrances in the region.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first three months 2003 and 2002 are detailed below.


                                                     FIRST THREE MONTHS
                                                     ------------------
                                                     2003         2002
                                                     ----         ----
    Cost of Goods Sold                               58.0%       58.3%
    Research and Development Expenses                 8.4%        7.9%
    Selling and Administrative Expenses              16.3%       16.9%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to favorable sales mix.

Research and development expenses were somewhat higher due to increased activities in this area. Research and Development expenses are expected to approximate 8% of sales on a full year basis. Selling and administrative expenses declined as a percentage of sales as a result of reorganization activities.

Other expense in the quarter amounted to $2.5 million primarily due to a $2.7 million loss on the repurchase of $149 million of the 6.45% Notes. Other (income) expense totaled $2.0 million of income in the first quarter of 2002, primarily due to exchange gains in Argentina; in 2003, there were no significant exchange gains or losses in the quarter.

Interest expense declined from 2002 due to reduced borrowing levels, the general decline in interest rates and the continuing benefits of the US dollar and Yen interest rate swaps the Company has entered into. The average interest on borrowings during the first quarter 2003 was 3.4% compared to 3.7% in the 2002 first quarter.

The effective tax rate for the first quarter of 2003 was 31.2% compared to 34.3% for the comparable 2002 quarter. The 2003 effective rate reflects the benefit of the nonrecurring charges taken in the quarter; many of these charges were taken in high tax jurisdictions, including the United States. Excluding the tax benefit of the nonrecurring charges, the effective tax rate for the quarter would have been 32%.

NONRECURRING AND OTHER CHARGES:
-------------------------------

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded nonrecurring pre-tax charges of $20.4 million in the first quarter of 2003; essentially all elements of the charges relate to employee terminations. The Company eliminated over 150 positions, principally in its North America, Europe and Asia Pacific operating regions. The pretax nonrecurring charges recorded for the first quarter 2003 relate to operations in North America including corporate ($12.8 million), Europe ($4.9 million), Latin America ($0.3 million) and Asia Pacific ($2.4 million).

At the time the reorganization was announced, the Company expected to incur approximated $90 million to $100 million in related pre-tax costs; certain actions remain to be taken during the course of 2003, and the Company anticipates that total expected pre-tax costs will now approximate $110 million. The increase in anticipated costs is due to a combination of additional actions now contemplated under the reorganization, and the impact of the weaker US dollar to the extent such actions take place outside the United States. To date, the Company has recorded approximately $94 million of the expected pre-tax charges.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                  EMPLOYEE-     ASSET-RELATED
                                   RELATED        AND OTHER       TOTAL
                                  ----------    -------------    -------
Balance December 31, 2002          $   3.4         $   .4        $   3.8
Additional charges                    19.6             .8           20.4
Cash and other costs                  (1.8)            --           (1.8)
                                   -------         ------        -------
Balance March 31, 2003             $  21.2         $  1.2        $  22.4
                                   =======         ======        =======


The balance of the liabilities will be utilized by 2005 in connection with the final decommissioning and disposal of affected equipment and as severance and other benefit obligations to affected employees are satisfied.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into IFF. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were as follows (in millions):



                                  EMPLOYEE-     ASSET-RELATED
                                   RELATED        AND OTHER       TOTAL
                                  ----------    -------------    -------
Balance December 31, 2002          $  6.0         $  1.1         $  7.1
Cash and other costs                 (1.5)           (.7)          (2.2)
                                   ------         ------         ------
Balance March 31, 2003             $  4.5         $   .4         $  4.9
                                   ======         ======         ======

FINANCIAL CONDITION
-------------------

Cash, cash equivalents and short-term investments totaled $16.3 million at March 31, 2003. Working capital, at March 31, 2003 was $330.1 million compared to $507.3 million at December 31, 2002. The change in working capital is a direct result of the repurchase of a portion of the Company's 6.45% five year Notes which was financed with commercial paper. This transaction is discussed in more detail below. Gross additions to property, plant and equipment during the first three months of 2003 were $11.3 million.

At March 31, 2003, the Company's outstanding commercial paper had an average interest rate of 1.5%. Commercial paper maturities did not extend beyond May 14, 2003. Bank borrowings were $20.2 million.

During the first quarter, the Company repurchased $149 million of its 6.45% Notes that were to mature in 2006. In early April 2003, the Company repurchased an additional $51 million of the Notes; this amount is included in the current portion of long-term debt. All repurchases were funded with commercial paper. At March 31, 2003, the weighted average interest rate on total borrowings was 3.4% compared to 3.7% at December 31, 2002.

As a result of premiums paid for the notes repurchased in the first quarter 2003, the Company incurred a pre-tax loss of $2.7 million included in Other (income) expense. The Company will record an additional loss approximating $1.6 million in the second quarter 2003 as a result of the repurchase of notes in April.

The Company amended its interest rate swaps on two occasions during the first quarter 2003. The first amendment reduced the notional amount of the swaps from $700 million to $500 million in anticipation of the Company's debt repurchase initiative. The second swap amendment reduced the notional value of the swaps to $350 million. In May 2003, the Company eliminated all remaining swaps related to these Notes. On elimination of the floating rate swaps, the interest rate on the 6.45% coupon rate Notes was effectively fixed for the balance of their term at approximately 3.2%.

In January 2003, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2002 quarterly dividend. The Company repurchased approximately 0.6 million shares in the first quarter 2003. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2003, the Company had approximately $78.0 million authorized under its October 2002 repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place.

SUBSEQUENT EVENT
----------------

On May 12, 2003, the Company reached agreement to sell its New York headquarters; the transaction is expected to close in June 2003, at which time the Company will enter into a long-term lease with respect to the space it currently occupies (approximately 40% of the buildings).

Proceeds from the sale, expected to approximate $90 million, will be used to reduce short-term borrowings. The anticipated gain on sale will be deferred and amortized as appropriate over the initial lease term, as required under applicable accounting standards.

NON-GAAP FINANCIAL MEASURES
---------------------------
The foregoing discussion of the Company's current results and its commentary regarding expected future results include and, where indicated, exclude the impact of nonrecurring charges and the impact of foreign currency on reported results. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of the impact that foreign currency and such specifically identified nonrecurring items have on results and financial condition.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------------------------------

Statements in this quarterly report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its Representatives by foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

There are no material changes in market risk from the information provided in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's filings under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits
                  --------


         10(a)    Retirement Agreement dated as of March 31, 2003 between Julian
                  W. Boyden, Executive Vice President of the Company, and the Company.

         10(b) Retirement Agreement dated as of March 31, 2003 between Stephen A. Block, Senior Vice President, General Counsel and Secretary of the Company, and the Company.

         10(c) Supplemental Retirement Plan adopted by the Board of Directors of the Company on October 29, 1986, including amendments effective January 1, 2001 conforming it to the Company's current Pension Plan.

         99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed the following Reports on Form 8-K since the beginning of the quarter for which this Report on Form 10-Q is filed:

                  o Report on Form 8-K dated January 28, 2003 furnishing under Item 9 a copy of a Company press release dated January 27, 2003, regarding the Company's financial results for the fourth quarter and full year 2002.

                  o Report on Form 8-K dated April 3, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated April 3, 2003, reporting certain information regarding the Company's reorganization plan and sales and earnings outlook for the first quarter of 2003.

                  o Report on Form 8-K dated April 28, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated April 28, 2003 regarding the Company's financial results for the first quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


 Dated: May 13, 2003       By:  /S/ DOUGLAS J. WETMORE
                                --------------------------
                                Douglas J. Wetmore, Senior Vice President and
                                     Chief Financial Officer



 Dated: May 13, 2003       By:  /S/ STEPHEN A. BLOCK
                                ------------------------
                                Stephen A. Block, Senior Vice President,
                                     General Counsel and Secretary

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



Dated: May 13, 2003                 By: /S/ Richard A. Goldstein
                                    ----------------------------
                                    Name: Richard A. Goldstein
                                    Title: Chairman of the Board and
                                           Chief Executive Officer

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



Dated: May 13, 2003                     By: /S/ Douglas J. Wetmore
                                            --------------------------
                                            Name: Douglas J. Wetmore
                                            Title: Senior Vice President and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Number      Description
------      -----------

10(a) Retirement Agreement dated as of March 31, 2003 between Julian W. Boyden, Executive Vice President of the Company, and the Company.

10(b) Retirement Agreement dated as of March 31, 2003 between Stephen A. Block, Senior Vice President, General Counsel and Secretary of the Company, and the Company.

10(c) Supplemental Retirement Plan adopted by the Board of Directors of the Company on October 29, 1986, including amendments effective January 1, 2001 conforming it to the Company's current Pension Plan.

99(a) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.