Form 10-Q
period 2003-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2003-08-12
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2003
                    ----------------------------------------

                          Commission file number 1-4858
                          -----------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------
             (Exact Name of Registrant as specified in its charter)


                New York                                     13-1432060
----------------------------------------           -----------------------------
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       identification No.)


                 521 West 57th Street, New York, N.Y. 10019-2960
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ]

Number of shares outstanding as of July 31, 2003:  94,196,470

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                           6/30/03                12/31/02
Assets                                                    ---------               --------
------
Current Assets:
   Cash & Cash Equivalents                               $    15,426            $     14,858
   Short-term Investments                                        455                     307
   Trade Receivables                                         385,130                 327,306
   Allowance For Doubtful Accounts                           (14,574)                (12,933)

   Inventories: Raw Materials                                229,122                 222,161
                Work in Process                               15,272                  12,680
                Finished Goods                               197,242                 186,762
                                                        ------------            ------------
                Total Inventories                            441,636                 421,603
   Deferred Income Taxes                                      66,160                  67,176
   Other Current Assets                                       87,955                  48,432
                                                        ------------            ------------
   Total Current Assets                                      982,188                 866,749
                                                        ------------            ------------
Property, Plant & Equipment, At Cost                         962,230                 950,214
Accumulated Depreciation                                    (471,197)               (429,715)
                                                        ------------            ------------
                                                             491,033                 520,499
                                                        ------------            ------------
Goodwill, net                                                642,655                 642,655
Intangible Assets, net                                       133,732                 140,048
Other Assets                                                  71,435                  62,743
                                                        ------------            ------------
Total Assets                                            $  2,321,043            $  2,232,694
                                                        ============            ============
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt     $     67,406            $     11,684
   Commercial Paper                                          227,901                  37,979
   Accounts Payable-Trade                                    102,609                 104,007
   Dividends Payable                                          14,975                  14,138
   Income Taxes                                               47,859                  38,496
   Other Current Liabilities                                 147,531                 153,193
                                                        ------------            ------------
   Total Current Liabilities                                 608,281                 359,497
                                                        ------------            ------------
Other Liabilities:
   Long-term Debt                                            712,936               1,007,085
   Deferred Gains                                             75,076                  24,834
   Retirement and Other Liabilities                          271,526                 266,600
                                                        ------------            ------------
Total Other Liabilities                                    1,059,538               1,298,519
                                                        ------------            ------------
Shareholders' Equity:
   Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares           14,470                  14,470
   Capital in Excess of Par Value                            104,869                 109,735
   Restricted Stock                                           (4,963)                 (5,723)
   Retained Earnings                                       1,436,877               1,382,539
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                      (89,262)               (138,175)
      Accumulated Gains on Derivatives
        Qualifying as Hedges (net of tax)                      1,392                     733
      Minimum Pension Liability Adjustment                   (75,038)                (75,038)
                                                        ------------            ------------
                                                           1,388,345               1,288,541
   Treasury Stock, at cost - 22,168,536 shares in '03
      and 21,507,668 in '02                                 (734,134)               (712,876)
   Note Receivable from Officer                                 (987)                   (987)
                                                        ------------            ------------
   Total Shareholders' Equity                                653,224                 574,678
                                                        ------------            ------------
Total Liabilities and Shareholders' Equity              $  2,321,043            $  2,232,694
                                                        ============            ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                     3 Months Ended 6/30
                                                 -----------------------------
                                                    2003               2002
                                                    ----               ----
Net Sales                                        $  482,611         $  476,336
                                                 ----------         ----------
Cost of Goods Sold                                  275,235            272,612
Research and Development Expenses                    38,897             35,022
Selling and Administrative Expenses                  72,888             78,921
Amortization                                          3,158              3,158
Nonrecurring Charges                                  6,715              9,242
Interest Expense                                      7,957              9,294
Other (Income) Expense, Net                           2,371               (807)
                                                 ----------         ----------
                                                    407,221            407,442
                                                 ----------         ----------
Income Before Taxes on Income                        75,390             68,894
Taxes on Income                                      23,992             23,493
                                                 ----------         ----------
Net Income                                           51,398             45,401
Other Comprehensive Income:
   Foreign Currency Translation Adjustments          40,883             21,552
   Accumulated Gain (Losses) on Derivatives
     Qualifying as Hedges (net of tax)                1,480             (1,167)
                                                 ----------         ----------
Comprehensive Income                             $   93,761         $   65,786
                                                 ==========         ==========
Net Income Per Share - Basic                          $0.55              $0.48

Net Income Per Share - Diluted                        $0.54              $0.47

Average Number of Shares Outstanding - Basic         93,782             94,572

Average Number of Shares Outstanding - Diluted       94,874             96,029

Dividends Declared Per Share                          $0.16              $0.15


                                                       6 Months Ended 6/30
                                                 -----------------------------
                                                    2003            2002
                                                    ----            ----
Net Sales                                        $  948,835         $  922,180
                                                 ----------         ----------
Cost of Goods Sold                                  545,682            532,476
Research and Development Expenses                    77,859             70,192
Selling and Administrative Expenses                 149,003            154,307
Amortization                                          6,316              6,316
Nonrecurring Charges                                 27,104              9,242
Interest Expense                                     16,070             19,721
Other (Income) Expense, Net                           4,897             (2,772)
                                                 ----------         ----------
                                                    826,931            789,482
                                                 ----------         ----------
Income Before Taxes on Income                       121,904            132,698
Taxes on Income                                      38,489             45,350
                                                 ----------         ----------
Net Income                                           83,415             87,348
Other Comprehensive Income:
   Foreign Currency Translation Adjustments          48,913             11,594
   Accumulated Gains on Derivatives
     Qualifying as Hedges (net of tax)                  659              3,229
                                                 ----------         ----------
Comprehensive Income                             $  132,987         $  102,171
                                                 ==========         ==========
Net Income Per Share - Basic                          $0.89              $0.92

Net Income Per Share - Diluted                        $0.88              $0.91

Average Number of Shares Outstanding - Basic         93,970             94,553

Average Number of Shares Outstanding - Diluted       95,077             96,106

Dividends Declared Per Share                          $0.31              $0.30



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                          6 Months Ended 6/30
                                                                  -----------------------------------
                                                                     2003                     2002
                                                                  ----------               ----------
Cash Flows From Operating Activities:
-------------------------------------

Net Income                                                        $   83,415               $   87,348

Adjustments to reconcile to net cash provided by operations:
      Depreciation and amortization                                   43,018                   42,398
      Deferred income taxes                                          (20,260)                  (8,247)
      Changes in assets and liabilities:
         Current receivables                                         (35,189)                 (49,123)
         Inventories                                                   2,943                   25,884
         Current payables                                             (9,647)                  (9,969)
         Other, net                                                   (6,993)                  (2,031)
                                                                   ---------               ----------
Net cash provided by operations                                       57,287                   86,260
                                                                   ---------               ----------
Cash Flows From Investing Activities:
------------------------------------
      Proceeds from investments                                           33                       32
      Purchases of investments                                          (161)                     (13)
      Additions to property, plant and equipment                     (26,725)                 (41,623)
      Proceeds from disposal of assets                                96,895                   56,724
                                                                   ---------               ----------
Net cash provided by investing activities                             70,042                   15,120
                                                                   ---------               ----------
Cash Flows From Financing Activities:
-------------------------------------
      Cash dividends paid to shareholders                            (28,240)                 (28,404)
      Increase (decrease) in bank loans                                1,533                   (9,148)
      Net change in commercial paper outstanding                     189,922                  (58,384)
      Proceeds from long-term debt                                    33,686                    1,896
      Repayments of long-term debt                                  (299,103)                  (4,697)
      Proceeds from issuance of stock under stock option
        and employee stock purchase plans                              9,941                   26,087
      Purchase of treasury stock                                     (35,868)                 (44,532)
                                                                   ---------               ----------
Net cash used in financing activities                               (128,129)                (117,182)
                                                                   ---------               ----------
Effect of exchange rate changes on cash and cash equivalents           1,368                    1,396
                                                                   ---------               ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  568                  (14,406)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        14,858                   48,521
                                                                   ---------               ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  15,426               $   34,115
                                                                   =========               ==========

Interest Paid                                                      $  25,092               $   31,000

Income Taxes Paid                                                  $  58,014               $   42,944



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 2002 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

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

                                                             Three Months Ended June 30,           Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)                2003              2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                       $51,398           $45,401            $83,415            $87,348
------------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                              3,525             4,584              6,639              9,813
------------------------------------------------------------------------------------------------------------------------------
Pro-forma net income                                          $47,873           $40,817            $76,776            $77,535
------------------------------------------------------------------------------------------------------------------------------
Net income per share:
------------------------------------------------------------------------------------------------------------------------------
    Basic - as reported                                        $ 0.55            $ 0.48              $0.89              $0.92
------------------------------------------------------------------------------------------------------------------------------
    Basic - pro-forma                                          $ 0.51            $ 0.43              $0.82              $0.82
------------------------------------------------------------------------------------------------------------------------------
    Diluted - as reported                                      $ 0.54            $ 0.47              $0.88              $0.91
------------------------------------------------------------------------------------------------------------------------------
    Diluted - pro-forma                                        $ 0.50            $ 0.43              $0.81              $0.81
------------------------------------------------------------------------------------------------------------------------------

These pro-forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and a different number of options may be granted in future years.

SALE OF NEW YORK HEADQUARTERS:

In June 2003, the Company entered an agreement for the sale of its New York corporate headquarters. Under the terms of the sale agreement, the Company sold the land, building and associated improvements to an unrelated third party for $91.0 million in cash. Concurrently, the Company entered into a long-term lease with respect to the space it currently occupies (approximately 40% of the building). The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The gain realized on the sale, after transaction costs, of $52.7 million, has been deferred and will be credited to income over the 27.5-year lease term. The lease agreement provides for renewal options of up to 30 years. Payments under the lease approximate $5.1 million annually for the first four years and increase to $5.3 million annually in the fifth year. Total lease obligations for 2003 are $2.7 million, for 2004 to 2007 are $5.1 million and for 2008 are $5.3 million annually; the aggregate lease obligation is $170.7 million.

As a result of the above transactions, combined with the sale and leaseback of the Company's Hazlet and South Brunswick, New Jersey facilities in 2002, the Company has cumulative deferred gains on disposition of real estate properties totaling $78.1 million and $26.0 million at June 30, 2003 and December 31, 2002, respectively, which will be credited to income over the initial term of the corresponding leases. At June 30, 2003 and December 31, 2002, $75.1 million and $24.8 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred Gains, with the respective remaining amounts included as a component of Other Current Liabilities.

NET INCOME PER SHARE:

Stock options to purchase 5,041,370 and 4,979,261 shares were outstanding for the second quarter and the first six months of 2003, respectively, and 2,676,834 and 2,698,918 shares for the second quarter and first six months of 2002, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

SEGMENT INFORMATION:

The Company's reportable segment information, based on geographic region, follows. The Company evaluates the performance of its geographic areas based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of nonrecurring items and accounting changes, and income tax expense.

                                                Three Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                        North                    India         Latin       Asia
(Dollars in thousands)                 America      Europe       Region       America     Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 151,918    $ 197,961     $11,653      $50,896     $70,183       $      --       $ 482,611
------------------------------------------------------------------------------------------------------------------------------------
Transfers between areas                  18,216       40,431          58          347       5,057         (64,109)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 170,134    $ 238,392     $11,711      $51,243     $75,240       $ (64,109)      $ 482,611
====================================================================================================================================
Segment profit                        $  22,353    $  54,909     $ 3,206      $ 8,124     $12,500       $     688       $ 101,780
=======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                 (9,347)
Nonrecurring charge                                                                                                        (6,715)
Interest expense                                                                                                           (7,957)
Other income (expense), net                                                                                                (2,371)
                                                                                                                       -------------
Income before taxes on income                                                                                           $  75,390
====================================================================================================================================

                                                Three Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin       Asia
(Dollars in thousands)                 America      Europe       Region       America     Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 159,830    $ 180,861     $10,166      $57,365     $68,114       $      --       $ 476,336
------------------------------------------------------------------------------------------------------------------------------------
Transfers between areas                  21,085       35,722         748          196       3,582         (61,333)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 180,915    $ 216,583     $10,914      $57,561     $71,696       $ (61,333)      $ 476,336
====================================================================================================================================
Segment profit                        $  23,091    $  47,938     $ 2,814      $12,542     $13,122       $     249       $  99,756
=======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                (13,133)
Nonrecurring charge                                                                                                        (9,242)
Interest expense                                                                                                           (9,294)
Other income (expense), net                                                                                                   807
                                                                                                                        ------------
Income before taxes on income                                                                                            $ 68,894
====================================================================================================================================

                                                  Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin       Asia
(Dollars in thousands)                 America      Europe       Region       America     Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 292,612    $ 394,332     $22,019      $102,202    $137,670      $      --       $ 948,835
------------------------------------------------------------------------------------------------------------------------------------
Transfers between areas                  39,531       80,508         306           546      10,061       (130,952)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 332,143    $ 474,840     $22,325      $102,748    $147,731      $(130,952)      $ 948,835
====================================================================================================================================
Segment profit                        $  36,459    $ 108,776     $ 5,645      $ 17,823    $ 24,062      $    (877)      $ 191,888
=======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                (21,913)
Nonrecurring charge                                                                                                       (27,104)
Interest expense                                                                                                          (16,070)
Other income (expense), net                                                                                                (4,897)
                                                                                                                       -------------
Income before taxes on income                                                                                           $ 121,904
====================================================================================================================================

                                                  Six Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin        Asia
(Dollars in thousands)                 America      Europe       Region       America      Pacific     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $ 308,439    $ 346,858     $18,887     $ 114,605     $ 133,391     $      --        $ 922,180
------------------------------------------------------------------------------------------------------------------------------------
Transfers between areas                  42,278       63,134         797           356         7,023      (113,588)              --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 350,717    $ 409,992     $19,684     $ 114,961     $ 140,414     $(113,588)       $ 922,180
====================================================================================================================================
Segment profit                        $  38,311    $  86,572     $ 4,691     $  26,398     $  28,152     $    (151)       $ 183,973
=======================================================================================================================
Corporate and other unallocated
  expenses                                                                                                                  (25,084)
Nonrecurring charge                                                                                                          (9,242)
Interest expense                                                                                                            (19,721)
Other income (expense), net                                                                                                   2,772
                                                                                                                       -------------
Income before taxes on income                                                                                             $ 132,698
====================================================================================================================================


NONRECURRING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded nonrecurring pre-tax charges of $6.7 million ($4.4 million after tax) and $27.1 million ($17.9 million after tax) in the three-month and six-month periods ended June 30, 2003, respectively; essentially all elements of these charges relate to employee terminations. The Company eliminated in excess of 40 and 190 positions during the three-month and six-month periods ended June 30, 2003, respectively, principally in its North American and European operating regions. The pre-tax nonrecurring charges recorded for the second quarter 2003 relate to operations in North America including corporate ($2.4 million), Europe ($3.6 million), Latin America ($0.1 million) and Asia Pacific ($0.6 million). The pre-tax nonrecurring charges recorded for the six month period ended June 30, 2003 relate to operations in North America including corporate ($15.2 million), Europe ($8.5 million), Latin America ($0.4 million) and Asia Pacific ($3.0 million).

At the time the reorganization was announced, the Company expected to incur approximately $90 million to $100 million in related pre-tax costs; certain actions remain to be taken during the course of 2003, and the Company anticipates that total expected pre-tax costs will now approximate $110 million. The increase in anticipated costs is due to a combination of additional actions now contemplated under the reorganization, and the impact of the weaker US dollar to the extent such actions take place outside the United States. To date, the Company has recorded approximately $101 million of the expected pre-tax charges.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                    EMPLOYEE-       ASSET-RELATED
                                     RELATED          AND OTHER          TOTAL
                                  ----------------------------------------------
Balance December 31, 2002            $  3.4             $   .4          $  3.8
Additional charges                     25.8                1.3            27.1
Cash and other costs                   (8.7)                 -            (8.7)
                                     ------             ------          ------
Balance June 30, 2003                $ 20.5             $  1.7          $ 22.2
                                     ======             ======          ======

The balance of the employee-related liabilities will be utilized by 2006 as severance and other benefit obligations to affected employees are satisfied; the asset-related charges will be utilized by 2004 on decommissioning and disposal of the affected equipment.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Bush Boake Allen (BBA) operations into the Company. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were as follows (in millions):


                                    EMPLOYEE-      ASSET-RELATED
                                     RELATED         AND OTHER         TOTAL
                                    ------------------------------------------
Balance December 31, 2002             $ 6.0             $ 1.1          $ 7.1
Cash and other costs                   (2.3)             (1.1)          (3.4)
                                      -----             -----          -----
Balance June 30, 2003                 $ 3.7             $  --          $ 3.7
                                      =====             =====          =====


The balance of the accruals is expected to be utilized in 2003 as severance obligations to affected employees are satisfied.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                        Accumulated gains on     Minimum Pension
  2003 (Dollars in thousands)        Translation            derivatives        Obligation, net of
                                     adjustments        qualifying as hedges           tax                 Total
                                 ---------------------------------------------------------------------------------------
Balance December 31, 2002             $(138,175)              $   733               $(75,038)           $(212,480)

Change                                   48,913                   659                  -                    49,572
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2003                 $( 89,262)              $ 1,392               $(75,038)           $(162,908)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                         Accumulated gains       Minimum Pension
  2002 (Dollars in thousands)        Translation      (losses) on derivatives   Obligation, net of
                                     adjustments        qualifying as hedges           tax                 Total
                                 ---------------------------------------------------------------------------------------
Balance December 31, 2001             $(156,266)              $(2,261)              $(20,009)           $(178,536)

Change                                    11,594                3,229                  -                    14,823
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2002                 $(144,672)              $   968               $(20,009)           $(163,713)
------------------------------------------------------------------------------------------------------------------------

BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                                      Rate      Maturities        June 30, 2003      December 31, 2002
                                                      ----      ----------        -------------      -----------------
Commercial paper (U.S.)                                                               $ 227,901               $ 37,979
Bank loans                                                                               16,166                 10,979
Current portion of long-term debt                                                        51,240                    705
                                                                                  ------------------------------------
Total current debt                                                                      295,307                 49,663
                                                                                  ------------------------------------
U.S. dollars                                          6.45%        2006                 498,543                699,112
Euro facility                                         2.55%       2005-06                18,088                106,018
Japanese Yen notes                                    2.45%       2008-11               128,986                126,824
Japanese Yen notes                                    1.74%        2005                   9,672                 10,012
Other                                                             2004-12                13,348                  1,587
                                                                                  ------------------------------------
                                                                                        668,637                943,553
Deferred realized gain on interest rate swaps                                            42,763                 57,868
FAS 133 Adjustment                                                                        1,536                  5,664
                                                                                  ------------------------------------
Total long-term debt                                                                    712,936              1,007,085
                                                                                  ------------------------------------
Total debt                                                                           $1,008,243             $1,056,748
                                                                                  ====================================

At June 30, 2003, commercial paper maturities did not extend beyond July 23, 2003. At June 30, 2003, the weighted average interest rate on total borrowings was 3.2% compared to 3.3% at December 31, 2002.

During the first quarter, the Company repurchased $149 million of its 6.45% Notes that were to mature in 2006. In April 2003, the Company repurchased an additional $51 million of the Notes. All repurchases were funded with commercial paper. As a result of premiums paid for the Notes repurchased during the second quarter and six-month period ended June 30, 2003, the Company incurred pre-tax losses, included in Other (Income) Expense, of $1.5 million and $4.2 million, respectively.

The Company amended its interest rate swaps on three occasions during 2003. The first amendment reduced the notional amount of the swaps from $700 million to $500 million in anticipation of the Company's debt repurchase initiative. The second amendment reduced the notional value of the swaps to $350 million. Thirdly, in May 2003, the Company eliminated all remaining swaps related to the Notes. On elimination of the floating rate swaps, the interest rate on the 6.45% coupon rate Notes was effectively fixed for the balance of their term at approximately 3.5%.

INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at December 31, 2002 and June 30, 2003.


                                                    June 30, 2003                        June 30, 2003
(Dollars in thousands)                           Gross Carrying Value               Accumulated Amortization
                                                 --------------------               ------------------------
Goodwill                                              $ 684,189                             $ 41,534
Other indefinite lived intangibles                       19,200                                1,184
Trademarks and other                                    149,786                               34,070
                                                      ---------                             --------
Total                                                 $ 853,175                             $ 76,788
                                                      =========                             ========

                                                   December 31, 2002                    December 31, 2002
(Dollars in thousands)                           Gross Carrying Value               Accumulated Amortization
                                                 --------------------               ------------------------
Goodwill                                              $ 684,189                             $ 41,534
Other indefinite lived intangibles                       19,200                                1,184
Trademarks and other                                    149,786                               27,754
                                                      ---------                             --------
Total                                                 $ 853,175                             $ 70,472
                                                      =========                             ========

Estimated amortization expense will be $3.2 million per quarter for 2003 to 2006. Estimated amortization expense will be $3.2 million for the first three quarters of 2007, $1.8 million in the fourth quarter of 2007, and $1.1 million per quarter in 2008.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2003 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATIONS
----------

Worldwide net sales for the second quarter of 2003 totaled $482.6 million, increasing 1.3% in comparison to the prior year quarter. Sales for the second quarter 2002 included $4.3 million attributable to non-core flavors businesses in North America that the Company disposed of during 2002; excluding such sales from the 2002 results, second quarter 2003 sales increased 2.2% in comparison to the prior year. Reported sales for the 2003 quarter benefited from the strengthening of various currencies, most notably the Euro, the Japanese Yen and the Australian dollar, in relation to the U.S. dollar; had exchange rates remained constant, sales for the second quarter 2003 would have declined approximately 5% in comparison to the prior year quarter, excluding sales attributable to the non-core businesses from the 2002 results.

Sales for the second quarter reflected continued weak customer order activity, most significantly in Europe and North America, and to a lesser extent in Latin America and parts of Asia Pacific. Sales for the second quarter 2003 reflected the following:

o North America flavor and fragrance sales each declined by 6% reflecting weak economic conditions and ongoing customer efforts to reduce inventory levels. Functional fragrance and chemical sales declined approximately 8%. Fine fragrance sales, reflecting the benefit of several new wins, were essentially flat with the prior year quarter despite the difficult economic environment. Excluding the $4.3 million of sales attributable to the non-core flavors businesses disposed of from the 2002 comparatives, flavor sales declined 1% in the 2003 second quarter and total sales for the region declined 4%.
o Local currency flavor sales in Europe decreased 3%, resulting in a 16% increase in reported dollar sales. Fragrance sales declined 11% in local currency, resulting in an 8% increase in reported dollar sales. Overall, the region's sales declined 8% in local currency terms and increased 11% in dollars. The local currency performance reflected the persistent economic weakness in much of the European region, most notably in France, Germany, Switzerland and the U.K., where sales performance was weakest in comparison to the 2002 second quarter.
o Local currency sales in Asia Pacific declined 3%, resulting in a 3% increase in reported dollar sales. Local currency fragrance sales were flat in comparison to the prior year quarter, resulting in a 5% increase in reported dollars. Local currency flavor sales declined 5%, resulting in a 1% increase in reported dollars. Australia and the Philippines accounted for the sales decline in the quarter, more than offsetting mid-to-high single digit sales growth in the other major countries in the region.
o Latin America sales declined 10%, mainly due to persistent weakness in Brazil, Mexico, Venezuela and Colombia. Fragrance sales in the region declined 13%. Flavor sales increased 3%, benefiting from a 21% increase in Brazil; the strong gain in Brazil was partially offset by declines in Mexico, Venezuela and Colombia.
o India sales increased 2% in local currency and 7% in reported dollars. This performance was led by a 12% local currency increase in flavor sales; this increase was partially offset by a decline of 6% in fragrance sales for the quarter.

Sales for the six-month period ending June 30, 2003 totaled $948.8 million, increasing 2.9% in comparison to the prior year period. Sales for the 2002 six-month period included $9.4 million attributable to non-core flavors businesses in North America that the Company disposed of during 2002; excluding such sales from the 2002 results, sales for the six-month period ended June 30, 2003 increased 3.9% in comparison to the prior year period. Reported sales for the 2003 period benefited from the strengthening of various currencies, most notably the Euro, the Japanese Yen and the Australian dollar, in relation to the U.S. dollar; had exchange rates remained constant, sales for the first six months in 2003 would have declined approximately 4% in comparison to the prior year period, excluding sales attributable to the non-core businesses from the 2002 results.

Sales for the six month period reflected the following:


o North America flavor and fragrance sales declined by 8% and 6%, respectively; in total the region declined by 7%, reflecting weak economic conditions and ongoing customer efforts to reduce inventory levels. Functional fragrance and chemical sales declined 9%. Fine fragrance sales, reflecting the benefit of several new wins, were essentially flat with the prior year period. Excluding the $9.4 million of sales attributable to the non-core flavors businesses disposed of from the 2002 comparatives, flavor sales declined 2% in the 2003 six month period and total sales for the region declined 5%.
o Local currency flavor sales in Europe were flat in comparison to the prior year period, resulting in a 19% increase in reported dollar sales. Fragrance sales declined 7% in local currency, resulting in a 13% increase in reported dollar sales. Overall, the region's sales declined 4% in local currency terms and increased 15% in dollars. The local currency performance reflected the persistent economic weakness in much of the European region.
o Local currency sales in Asia Pacific declined 2%, resulting in a 3% increase in reported dollar sales. Local currency fragrance sales increased 3% in comparison to the prior year period, resulting in an 8% increase in reported dollars. Local currency flavor sales declined 5% and were flat in reported dollars. Sales performance for the six-month period was weakest in Japan, the Philippines and Australia.
o Latin America sales declined 8%, mainly due to persistent economic weakness throughout the entire region. Fragrance sales declined 9%, while flavor sales decreased 3%.
o India sales increased 9% in local currency and 13% in reported dollars. This performance was led by a 14% local currency increase in flavor sales with fragrances increasing by 5% in comparison to the prior year comparable period.

The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2003 and 2002 are detailed below.


                                                          SECOND QUARTER
                                                         ---------------
                                                         2003       2002
                                                         ----       ----
Cost of Goods Sold                                       57.0%      57.2%
Research and Development Expenses                         8.1%       7.4%
Selling and Administrative Expenses                      15.1%      16.6%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to a combination of favorable sales mix and the benefit of operations closed in the second half of 2002; such closures related to the integration of IFF and BBA manufacturing facilities.

Research and development expenses were somewhat higher due to increased activities in this area. Research and Development expenses are expected to approximate 8% of sales on a full year basis. Selling and administrative expenses declined as a percentage of sales primarily as a result of reorganization activities.

Other (Income) Expense in the quarter amounted to expense of $2.4 million primarily due to the $1.5 million loss on the repurchase of $51 million of the 6.45% Notes. Other (Income) Expense was $(0.8) million of income in the second quarter of 2002, primarily due to exchange gains in Argentina; there were no significant exchange gains or losses in the second quarter 2003.

Interest expense declined from 2002 due to reduced borrowing levels, the general decline in interest rates and the continuing benefits of the US dollar and Yen interest rate swaps the Company has entered into. The average interest on borrowings during the second quarter 2003 was 3.2% compared to 3.3% in the 2002 second quarter.

The effective tax rate for the second quarter of 2003 was 31.8% compared to 34.1% for the comparable 2002 quarter. The 2003 effective rate reflects the benefit of the nonrecurring charges taken in the quarter; many of these charges were taken in high tax jurisdictions, including the United States. Excluding the tax benefit of the nonrecurring charges, the effective tax rate for the quarter would have been 32%.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six months 2003 and 2002 are detailed below.

                                                            FIRST SIX MONTHS
                                                            ----------------
                                                            2003        2002
                                                            ----        ----
Cost of Goods Sold                                          57.5%       57.7%
Research and Development Expenses                            8.2%        7.6%
Selling and Administrative Expenses                         15.7%       16.7%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to a combination of favorable sales mix and the benefit of operations closed in the second half of 2002; such closures related to the integration of IFF and BBA manufacturing facilities.

Research and development expenses were somewhat higher due to increased activities in this area. Research and Development expenses are expected to approximate 8% of sales on a full year basis. Selling and administrative expenses declined as a percentage of sales primarily as a result of reorganization activities.

Other (Income) Expense for the first six months amounted to expense of $4.9 million primarily due to the $4.2 million loss on the repurchase of $200 million of the 6.45% Notes. Other (Income) Expense totaled $(2.8) million of income for the first six months of 2002, primarily related to exchange gains in Argentina; in 2003 there were no similar exchange gains.

Interest expense declined from 2002 due to reduced borrowing levels, the general decline in interest rates and the continuing benefits of the US dollar and Yen interest rate swaps the Company has entered into. The average interest on borrowings during the first six months of 2003 was 3.3% compared to 3.5% in the comparable 2002 period.

The effective tax rate for the first six months of 2003 was 31.6% compared to 34.2% for the comparable first six months of 2002. The 2003 effective rate reflects the benefit of the nonrecurring charges taken in the first six months; many of these charges were taken in high tax jurisdictions, including the United States. Excluding the tax benefit of the nonrecurring charges, the effective tax rate for the first six months of 2003 would have been 32%.

NONRECURRING AND OTHER CHARGES
------------------------------

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded nonrecurring pre-tax charges of $6.7 million ($4.4 million after tax) and $27.1 million ($17.9 million after tax) in the three-month and six-month periods ended June 30, 2003, respectively; essentially all elements of these charges relate to employee terminations. The Company eliminated in excess of 40 and 190 positions during the three-month and six-month periods ended June 30, 2003, respectively, principally in its North American and European operating regions. The pre-tax nonrecurring charges recorded for the second quarter 2003 relate to operations in North America including corporate ($2.4 million), Europe ($3.6 million), Latin America ($0.1 million) and Asia Pacific ($0.6 million). The pre-tax nonrecurring charges recorded for the six month period ended June 30, 2003 relate to operations in North America including corporate ($15.2 million), Europe ($8.5 million), Latin America ($0.4 million) and Asia Pacific ($3.0 million).

At the time the reorganization was announced, the Company expected to incur approximately $90 million to $100 million in related pre-tax costs; certain actions remain to be taken during the course of 2003, and the Company anticipates that total expected pre-tax costs will now approximate $110 million. The increase in anticipated costs is due to a combination of additional actions now contemplated under the reorganization, and the impact of the weaker US dollar to the extent such actions take place outside the United States. To date, the Company has recorded approximately $101 million of the expected pre-tax charges. On completion, the reorganization is expected to yield annual savings approximating $25 million to $30 million. A portion of these savings is to be reinvested in the business, although a substantial portion is expected to contribute to improving earnings.

Movements in the liabilities related to the nonrecurring charges were as follows (in millions):

                                 EMPLOYEE-        ASSET-RELATED
                                  RELATED           AND OTHER          TOTAL
                                -----------------------------------------------
Balance December 31, 2002         $  3.4             $    .4           $  3.8
Additional charges                  25.8                 1.3             27.1
Cash and other costs                (8.7)                  -             (8.7)
                                  ------             -------           ------
Balance June 30, 2003             $ 20.5             $   1.7           $ 22.2
                                  ======             =======           ======

The balance of the employee-related liabilities will be utilized by 2006 as severance and other benefit obligations to affected employees are satisfied; the asset-related charges will be utilized by 2004 on decommissioning and disposal of the affected equipment.

The Company has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain BBA operations into the Company. Costs associated with these integration actions were recognized as a component of the purchase accounting which resulted in an adjustment to goodwill; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were as follows (in millions):

                                  EMPLOYEE-       ASSET-RELATED
                                   RELATED           AND OTHER         TOTAL
                                 -----------------------------------------------
Balance December 31, 2002          $  6.0             $   1.1          $  7.1
Cash and other costs                 (2.3)               (1.1)           (3.4)
                                   ------             -------          ------
Balance June 30, 2003              $  3.7             $    --          $  3.7
                                   ======             ========         -=====

The balance of the accruals is expected to be utilized in 2003 as severance obligations to affected employees are satisfied.

FINANCIAL CONDITION
-------------------

Cash, cash equivalents and short-term investments totaled $15.9 million at June 30, 2003. Working capital, at June 30, 2003 was $373.9 million compared to $507.3 million at December 31, 2002. The change in working capital is a direct result of the repurchase of a portion of the Company's 6.45% five year Notes which was financed with commercial paper; this transaction is discussed in more detail below. Gross additions to property, plant and equipment during the second quarter and first six months of 2003 were $15.4 million and $26.7 million, respectively.

At June 30, 2003, the Company's outstanding commercial paper had an average interest rate of 1.3%. Commercial paper maturities did not extend beyond July 23, 2003. Bank loans and current portion of long-term debt is $67.4 million at June 30, 2003, which includes $50 million in Europe borrowed under the Company's long term facility.

The Company amended its interest rate swaps on three occasions during 2003. The first amendment reduced the notional amount of the swaps from $700 million to $500 million in anticipation of the Company's debt repurchase initiative. The second amendment reduced the notional value of the swaps to $350 million. Thirdly, in May 2003, the Company eliminated all remaining swaps related to the Notes. On elimination of the floating rate swaps, the interest rate on the 6.45% coupon rate Notes was effectively fixed for the balance of their term at approximately 3.5%.

At December 31, 2002, the Company had $1,057 million of debt outstanding, including deferred gains on interest swap transactions approximating $58 million; debt included $700 million of 6.45% long-term Notes maturing in May 2006. During the first quarter 2003, the Company repurchased $149 million of the Notes; in the second quarter 2003, the Company repurchased an additional $51 million of the Notes. All repurchases were funded with commercial paper.

The repurchases were intended to take full advantage of the Company's strong cash flows and to enable the Company to reduce long-term debt prior to the Notes' scheduled maturity in 2006. Interest expense will be reduced as a result of the shift to commercial paper borrowing. The Company expects, based on current commercial paper borrowing rates, to save approximately $4.0 million annually in interest expense as a benefit of replacing the Notes with commercial paper; interest expense savings in 2003 is expected to approximate $3.0 million.

As a result of premiums paid for the Notes repurchased during the second quarter and six-month period ended June 30, 2003, the Company incurred pre-tax losses, included in Other (Income) Expense, of $1.5 million and $4.2 million, respectively. The Company does not anticipate additional repurchases of Notes this year.

In January and April 2003, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2002 quarterly dividend. The Company announced an increase in the dividend to $.16 per share effective with the dividend paid in July 2003. The increased payout, on an annualized basis, represents approximately 30% of current year forecast earnings per share and is consistent with the Company's long-term plan to pay dividends approximating 30-35% of yearly earnings. The Company repurchased approximately
0.5 million shares in the second quarter and approximately 1.1 million shares for the first six months of 2003. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At June 30, 2003, the Company had $61.6 million remaining under its authorized October 2002 repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations are sufficient to fund the Company's anticipated capital spending, dividends and other requirements including debt reduction.

SALE OF NEW YORK HEADQUARTERS
-----------------------------

In June 2003, the Company entered an agreement for the sale of its New York corporate headquarters. Under the terms of the sale agreement, the Company sold the land, building and associated improvements to an unrelated third party for $91.0 million in cash. Concurrently, the Company entered into a long-term lease with respect to the space it currently occupies (approximately 40% of the building). The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The gain realized on the sale, after transaction costs, of $52.7 million, has been deferred and will be credited to income over the 27.5-year lease term. The lease agreement provides for renewal options of up to 30 years. Payments under the lease approximate $5.1 million annually for the first four years and increase to $5.3 million annually in the fifth year. Total lease obligations for 2003 are $2.7 million, for 2004 to 2007 are $5.1 million and for 2008 are $5.3 million annually; the aggregate lease obligation is $170.7 million.

As a result of the above transactions, combined with the sale and leaseback of the Company's Hazlet and South Brunswick, New Jersey facilities in 2002, the Company has cumulative deferred gains on disposition of real estate properties totaling $78.1 million and $26.0 million at June 30, 2003 and December 31, 2002, respectively, which will be credited to income over the initial term of the corresponding leases. At June 30, 2003 and December 31, 2002, $75.1 million and $24.8 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred Gains, with the respective remaining amounts included as a component of Other Current Liabilities.

NON-GAAP FINANCIAL MEASURES
---------------------------

The discussion of the Company's historical results and its commentary regarding expected future results include and, where indicated, exclude the impact of sales attributable to certain non-core businesses disposed of in 2002, the impact of certain charges and the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to assist in a better understanding of, on a period-to-period basis, the impact of sales attributable to certain non-core businesses disposed of in 2002, the impact of exchange rate fluctuations and the impact such specifically identified charges have on results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         The shareholders of the Company voted on one item at the Annual Meeting of Shareholders held on May 14, 2003: the election of eight directors.

         At the Annual Meeting, at which 83,094,992 shares, or 88.29%, of the Company's Common Stock, were represented in person or by proxy, the eight nominees for director were duly elected to the Company's Board of Directors. There was no solicitation of proxies in opposition to these nominees. Votes were cast for election of directors as follows:

         Nominee                                    Votes For     Votes Withheld
         -------                                    ---------     --------------
         Margaret Hayes Adame                      79,515,485        3,579,507
         Gunter Blobel                             79,814,988        3,280,004
         J. Michael Cook                           79,509,101        3,585,891
         Peter A. Georgescu                        79,821,333        3,273,659
         Richard A. Goldstein                      81,082,048        2,012,944
         Alexandra A. Herzan                       82,122,420          972,572
         Arthur C. Martinez                        79,507,123        3,587,869
         William D. Van Dyke, III                  62,441,284       20,653,708

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

         (a)      Exhibits

         10(a) Amendment to Retirement Agreement dated as of March 31, 2003 between Julian W. Boyden, former Executive Vice President of the Company, and the Company.

         10(b)    Separation Agreement dated as of March 31, 2003 between Robert
                  J. Gordon, Former Vice President, Global Account Sales, of the Company, and the Company.

         31.1 Certification of Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

         31.2 Certification of Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

         32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.

         (b)      Reports on Form 8-K
                  -------------------

                  The Company filed or furnished the following Reports on Form 8-K since the beginning of the quarter for which this report on Form 10-Q is filed:

                     o Report on Form 8-K dated April 3, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated April 3, 2003 regarding the Company's reorganization plan and sales and earnings outlook for the first quarter of 2003.

                     o Report on Form 8-K dated April 28, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated April 28, 2003 regarding the Company's financial results for the first quarter of 2003.

                     o   Report on Form 8-K dated May 14, 2003 furnishing under
                         Item 9 a copy of a Company press release dated May 14, 2003 announcing an increase in the Company's quarterly cash dividend.

                     o Report on Form 8-K dated April 2, 2003 filed with the Securities and Exchange Commission on June 2, 2003 relating to pending litigation.

                     o Report on Form 8-K dated July 7, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated July 7, 2003 reporting certain information regarding the Company's sales and earnings outlook for the second quarter of 2003.

                     o Report on Form 8-K dated July 24, 2003 furnishing under Items 9 and 12 a copy of a Company press release dated July 24, 2003 regarding the Company's financial results for the second quarter and six months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: August 12, 2003           By:    /S/ DOUGLAS J. WETMORE
                                      ------------------------
                                      Douglas J. Wetmore, Senior Vice President
                                      and Chief Financial Officer



Dated: August 12, 2003           By:    /S/ STEPHEN A. BLOCK
                                      ----------------------
                                      Stephen A. Block, Senior Vice President,
                                      General Counsel and Secretary

                                  EXHIBIT INDEX

Number            Description
------            ------------
10(a)             Amendment to Retirement Agreement dated as of March 31, 2003 between Julian W. Boyden, former Executive Vice President of the Company, and the Company.

10(b)             Separation Agreement dated as of March 31, 2003 between Robert
                  J. Gordon, Former Vice President, Global Account Sales, of the Company, and the Company.

31.1 Certification of Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, Pursuant to Securities Exchange Act Rule 13a-14(a).

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, and Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company.