Form 10-Q
period 2003-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2003-11-12
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2003

                          Commission file number 1-4858

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact Name of Registrant as specified in its charter)


            New York                                     13-1432060
----------------------------------            -------------------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     identification No.)

                 521 West 57th Street, New York, N.Y. 10019-2960
               (Address of principal executive offices) (Zip Code)

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

Number of shares outstanding as of October 31, 2003: 93,657,607

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                           9/30/03                  12/31/02
Assets                                                     -------                  --------
------
Current Assets:
   Cash & Cash Equivalents                               $   14,994                $   14,858
   Short-term Investments                                       460                       307
   Trade Receivables                                        381,299                   327,306
   Allowance For Doubtful Accounts                          (15,139)                  (12,933)

   Inventories:  Raw Materials                              222,364                   222,161
                 Work in Process                             14,439                    12,680
                 Finished Goods                             192,978                   186,762
                                                         ----------                ----------
                 Total Inventories                          429,781                   421,603
   Deferred Income Taxes                                     64,693                    67,176
   Other Current Assets                                      83,696                    48,432
                                                         -----------               ----------
   Total Current Assets                                     959,784                   866,749
                                                         ----------                ----------
Property, Plant & Equipment, At Cost                        972,845                   950,214
Accumulated Depreciation                                   (485,934)                 (429,715)
                                                         ----------                ----------
                                                            486,911                   520,499
                                                         ----------                ----------
Goodwill, net                                               642,655                   642,655
Intangible Assets, net                                      130,574                   140,048
Other Assets                                                 80,505                    62,743
                                                         ----------                ----------
Total Assets                                             $2,300,429                $2,232,694
                                                         ==========                ==========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank Loans and Current Portion of Long-term Debt      $   95,965                $   11,684
   Commercial Paper                                         166,849                    37,979
   Accounts Payable-Trade                                    93,816                   104,007
   Dividends Payable                                         14,959                    14,138
   Income Taxes                                              45,082                    38,496
   Other Current Liabilities                                172,536                   153,193
                                                         ----------                ----------
   Total Current Liabilities                                589,207                   359,497
                                                         ----------                ----------

Other Liabilities:
   Long-term Debt                                           700,417                 1,007,085
   Deferred Gains                                            74,163                    24,834
   Retirement and Other Liabilities                         267,597                   266,600
                                                         ----------                ----------
Total Other Liabilities                                   1,042,177                 1,298,519
                                                         ----------                ----------

Shareholders' Equity:
   Common Stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares          14,470                    14,470
   Capital in Excess of Par Value                            96,964                   109,735
   Restricted Stock                                          (4,480)                   (5,723)
   Retained Earnings                                      1,472,989                 1,382,539
   Accumulated Other Comprehensive Income:
      Cumulative Translation Adjustment                     (98,325)                 (138,175)
      Accumulated Gains (Losses) on Derivatives
        Qualifying as Hedges (net of tax)                    (2,044)                      733
      Minimum Pension Liability Adjustment                  (75,038)                  (75,038)
                                                         ----------                ----------
                                                          1,404,536                  1,288,541
   Treasury Stock, at cost - 22,268,505 shares in '03
      and 21,507,668 in '02                                (735,491)                 (712,876)
   Note Receivable from Officer                                  -                       (987)
                                                         ----------                ----------
   Total Shareholders' Equity                               669,045                   574,678
                                                         ----------                ----------
Total Liabilities and Shareholders' Equity               $2,300,429                $2,232,694
                                                         ==========                ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                     3 Months Ended 9/30
                                                 ------------------------------
                                                      2003             2002
                                                      ----             ----
Net Sales                                        $ 480,886          $ 462,777
                                                 ---------          ---------
Cost of Goods Sold                                 278,191            261,075
Research and Development Expenses                   39,184             37,664
Selling and Administrative Expenses                 75,638             75,142
Amortization                                         3,158              3,158
Restructuring and Other Charges                      3,916              2,495
Interest Expense                                     6,532              8,947
Other (Income) Expense, Net                           (446)              (561)
                                                 ---------          ---------
                                                   406,173            387,920
                                                 ---------          ---------
Income Before Taxes on Income                       74,713             74,857
Taxes on Income                                     23,642             25,258
                                                 ---------          ---------
Net Income                                          51,071             49,599

Other Comprehensive Income:
   Foreign Currency Translation Adjustments         (9,063)           (17,265)
   Accumulated Losses on Derivatives
     Qualifying as Hedges (net of tax)              (3,436)            (1,153)
                                                 ---------          ---------
Comprehensive Income                             $  38,572          $  31,181
                                                 =========          =========

Net Income Per Share - Basic                         $0.55              $0.52

Net Income Per Share - Diluted                       $0.54              $0.52

Average Number of Shares Outstanding - Basic        93,265             94,628

Average Number of Shares Outstanding - Diluted      93,793             95,665

Dividends Declared  Per Share                        $0.16              $0.15

                                                       9 Months Ended 9/30
                                                  ----------------------------
                                                       2003            2002
                                                       ----            ----
Net Sales                                         $1,429,721       $1,384,957
                                                  ----------       ----------

Cost of Goods Sold                                   823,873          793,551
Research and Development Expenses                    117,043          107,856
Selling and Administrative Expenses                  224,641          229,449
Amortization                                           9,474            9,474
Restructuring and Other Charges                       31,020           11,737
Interest Expense                                      22,602           28,668
Other (Income) Expense, Net                            4,451           (3,333)
                                                  ----------       ----------
                                                   1,233,104        1,177,402
                                                  ----------       ----------
Income Before Taxes on Income                        196,617          207,555
Taxes on Income                                       62,131           70,607
                                                  ----------       ----------
Net Income                                           134,486          136,948

Other Comprehensive Income:
   Foreign Currency Translation Adjustments          39,850            (5,671)
   Accumulated (Losses) Gains on Derivatives
     Qualifying as Hedges (net of tax)               (2,777)            2,076
                                                  ---------       -----------
Comprehensive Income                              $ 171,559        $  133,353
                                                  =========       ===========

Net Income Per Share - Basic                          $1.43             $1.45

Net Income Per Share - Diluted                        $1.42             $1.43

Average Number of Shares Outstanding - Basic         93,735            94,578

Average Number of Shares Outstanding - Diluted       94,418            95,954

Dividends Declared Per Share                          $0.46             $0.45


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                          9 Months Ended 9/30
                                                                 ------------------------------------
                                                                     2003                     2002
                                                                  -----------              ----------
Cash Flows From Operating Activities:
-------------------------------------
Net Income                                                        $134,486                  $136,948

Adjustments to Reconcile to Net Cash
  Provided by Operations:
      Depreciation and Amortization                                 64,425                    63,391
      Deferred Income Taxes                                        (19,171)                  (16,167)
      Changes in Assets and Liabilities:
         Current Receivables                                       (26,988)                  (28,814)
         Inventories                                                14,809                    26,594
         Current Payables                                          (12,045)                   11,165
         Other, Net                                                 (5,604)                  (11,452)
                                                                  --------                  --------
Net Cash Provided by Operations                                    149,912                   181,665
                                                                  --------                  --------

Cash Flows From Investing Activities:
------------------------------------
      Proceeds from Investments                                         33                        33
      Purchases of Investments                                        (161)                     (176)
      Acquisition of Minority Interest                                   -                    (7,922)
      Additions to Property, Plant and Equipment                   (40,946)                  (59,010)
      Proceeds from Disposal of Assets                              97,241                    56,724
                                                                  --------                  --------
Net Cash Provided by (Used in) Investing Activities                 56,167                   (10,351)
                                                                  --------                  --------

Cash Flows From Financing Activities:
-------------------------------------

      Cash Dividends Paid to Shareholders                          (43,215)                  (42,646)
      Increase (Decrease) in Bank Loans                             20,199                   (18,774)
      Net Increase (Decrease) in Commercial Paper Outstanding      128,870                  (188,238)
      Proceeds from Long-term Debt                                  35,737                   261,513
      Repayments of Long-term Debt                                (312,642)                 (169,580)
      Proceeds from Issuance of Stock Under Stock Option
        and Employee Stock Purchase Plans                           20,311                    28,305
      Purchase of Treasury Stock                                   (55,447)                  (67,948)
                                                                  --------                  --------
Net Cash Used in Financing Activities                             (206,187)                 (197,368)
                                                                  --------                  --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents           244                       677
                                                                  --------                  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                136                   (25,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      14,858                    48,521
                                                                  --------                  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 14,994                  $ 23,144
                                                                  ========                  ========

Interest Paid                                                     $ 26,593                  $ 34,332

Income Taxes Paid                                                 $ 99,569                  $ 63,329

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

STOCK PLANS:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock plans. No compensation expense for stock options is reflected in net earnings, as all options granted under such plans have an exercise price not less than the market value of the common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for the periods presented:

                                                           Three Months Ended September 30, Nine Months Ended September 30,
---------------------------------------------------------- -------------------------------- -------------------------------
(Dollars in thousands except per share amounts)                  2003            2002              2003            2002
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
Net income, as reported                                        $51,071          $49,599          $134,486        $136,948
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                               4,071            3,100            10,710          12,913
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
Pro-forma net income                                           $47,000          $46,499          $123,776        $124,035
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
Net income per share:
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
    Basic - as reported                                          $0.55            $0.52             $1.43           $1.45
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
    Basic - pro-forma                                            $0.50            $0.49             $1.32           $1.31
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
    Diluted - as reported                                        $0.54            $0.52             $1.42           $1.43
---------------------------------------------------------- --------------- ---------------- ---------------- --------------
    Diluted - pro-forma                                          $0.50            $0.49             $1.31           $1.29
---------------------------------------------------------- --------------- ---------------- ---------------- --------------

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

As a result of the above transactions, combined with the sale and leaseback of the Company's Hazlet and South Brunswick, New Jersey facilities in 2002, the Company has cumulative deferred gains on disposition of real estate properties totaling $77.2 million and $26.0 million at September 30, 2003 and December 31, 2002, respectively, which will be credited to income over the initial term of the corresponding leases. At September 30, 2003 and December 31, 2002, $74.2 million and $24.8 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred Gains, with the respective remaining amounts included as a component of Other Current Liabilities.

NET INCOME PER SHARE:

Stock options to purchase 5,340,215 and 5,099,579 shares were outstanding for the third quarter and the first nine months of 2003, respectively, and 5,526,317 and 3,641,384 shares for the third quarter and first nine months of 2002, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods. Stock options only impact the calculation of diluted earnings per share.

SEGMENT INFORMATION:

The Company's reportable segment information follows. The Company evaluates the performance of its geographic regions based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of restructuring items and accounting changes, and income tax expense.

                                          Three Months Ended September 30, 2003
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
                                      North                                  Latin        Asia
(Dollars in thousands)               America      Europe        India       America      Pacific     Eliminations    Consolidated
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers      $ 144,769     $198,958      $11,074      $52,892      $73,193        $     --      $ 480,886
Transfers between areas                 19,267       35,519          596           61        5,956         (61,399)            --
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Total sales                          $ 164,036     $234,477      $11,670      $52,953      $79,149        $(61,399)     $ 480,886
================================== ============ ============ ============ ============ ============ ================ ==============
Segment profit                       $  17,736     $ 53,497      $ 2,703      $ 7,525      $13,443        $    463      $  95,367
================================== ============ ============ ============ ============ ============ ================
Corporate and other unallocated
 expenses                                                                                                                 (10,652)
Restructuring and other charges                                                                                            (3,916)
Interest expense                                                                                                           (6,532)
Other income (expense), net                                                                                                   446
                                                                                                                     --------------
Income before taxes on income                                                                                            $ 74,713
================================== ============ ============ ============ ============ ============ ================ ==============

                                          Three Months Ended September 30, 2002
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
                                      North                                  Latin        Asia
 (Dollars in thousands)              America      Europe        India       America      Pacific     Eliminations     Consolidated
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers       $153,603     $181,523      $ 9,975     $ 51,256      $66,420        $     --       $462,777
Transfers between areas                 21,236       33,277          878          367        5,414         (61,172)            --
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Total sales                           $174,839     $214,800      $10,853     $ 51,623      $71,834        $(61,172)      $462,777
================================== ============ ============ ============ ============ ============ ================ ==============
Segment profit                        $ 29,916     $ 40,320      $ 2,540     $ 11,359      $10,718        $    693       $ 95,546
================================== ============ ============ ============ ============ ============ ================
Corporate and other unallocated
 expenses                                                                                                                  (9,808)
Restructuring and other charges                                                                                            (2,495)
Interest expense                                                                                                           (8,947)
Other income (expense), net                                                                                                   561
                                                                                                                     --------------
Income before taxes on income                                                                                            $ 74,857
================================== ============ ============ ============ ============ ============ ================ ==============

                                           Nine Months Ended September 30, 2003
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
                                      North                                  Latin        Asia
 (Dollars in thousands)              America      Europe        India       America      Pacific     Eliminations    Consolidated
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers       $437,381    $593,290       $33,094     $155,093    $210,863       $       --     $1,429,721
Transfers between areas                 58,798     116,027           902          606      16,016         (192,349)            --
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Total sales                           $496,179    $709,317       $33,996     $155,699    $226,879       $ (192,349)    $1,429,721
================================== ============ ============ ============ ============ ============ ================ ==============
Segment profit                        $ 54,196    $162,273       $ 8,348     $ 25,349    $ 37,503       $     (414)    $  287,255
================================== ============ ============ ============ ============ ============ ================
Corporate and other unallocated
 expenses                                                                                                                 (32,565)
Restructuring and other charges                                                                                           (31,020)
Interest expense                                                                                                          (22,602)
Other income (expense), net                                                                                                (4,451)
                                                                                                                     --------------
Income before taxes on income                                                                                          $  196,617
================================== ============ ============ ============ ============ ============ ================ ==============

                                           Nine Months Ended September 30, 2002
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
                                      North                                  Latin        Asia
(Dollars in thousands)               America      Europe        India       America      Pacific     Eliminations     Consolidated
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Sales to unaffiliated customers      $ 462,042    $ 528,381      $28,862    $ 165,861    $ 199,811     $       --     $ 1,384,957
Transfers between areas                 63,514       96,411        1,675          723       12,437       (174,760)             --
---------------------------------- ------------ ------------ ------------ ------------ ------------ ---------------- --------------
Total sales                          $ 525,556    $ 624,792      $30,537    $ 166,584    $ 212,248     $ (174,760)    $ 1,384,957
================================== ============ ============ ============ ============ ============ ================ ==============
Segment profit                       $  68,227    $ 126,892      $ 7,231    $  37,757    $  38,870     $      542     $   279,519
================================== ============ ============ ============ ============ ============ ================
Corporate and other unallocated
 expenses                                                                                                                 (34,892)
Restructuring and other charges                                                                                           (11,737)
Interest expense                                                                                                          (28,668)
Other income (expense), net                                                                                                 3,333
                                                                                                                     --------------
Income before taxes on income                                                                                            $207,555
================================== ============ ============ ============ ============ ============ ================ ==============

RESTRUCTURING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded restructuring and other pre-tax charges of $3.9 million ($2.4 million after tax) and $31.0 million ($20.3 million after tax) in the three-month and nine-month periods ended September 30, 2003, respectively; essentially all elements of these charges relate to employee terminations. The Company eliminated 70 and 260 positions during the three-month and nine-month periods ended September 30, 2003, respectively. The pre-tax restructuring and other charges recorded for the third quarter 2003 relate to operations in North America, including corporate ($2.4 million), Europe ($0.5 million), Latin America ($0.7 million), Asia Pacific ($0.2 million) and India ($0.1 million). The pre-tax restructuring and other charges recorded for the nine-month period ended September 30, 2003 relate to operations in North America, including corporate ($17.6 million), Europe ($9.0 million), Latin America ($1.1 million), Asia Pacific ($3.2 million) and India ($0.1 million). Positions eliminated by region are as follows: North America, including corporate 77, Europe 59, Asia Pacific 100, Latin America 20 and India 4. Positions eliminated included several senior management positions at corporate, duplicate functions conducted at global and regional levels and duplicate or redundant positions at individual Company locations. The $2.2 million asset related charges primarily relate to updates on costs for previously commenced actions.

At the time the reorganization was announced, the Company expected to incur approximately $90-$100 million in related pre-tax costs; the actions being taken in 2003 will complete the reorganization activities as contemplated under the plan announced in October 2000. These final actions could only be undertaken upon completion of the integration of IFF and Bush Boake Allen Inc. ("BBA"); such integration was completed in the third and fourth quarters of 2002. Since inception in October 2000, the Company has recorded restructuring and other charges of $105 million in comparison to the expected $90-$100 million forecast at the time the plan was announced. In the first quarter 2003, the Company updated its expected costs to be incurred on completion of the reorganization plans, increasing the maximum expected costs to $110 million. The increase in expected costs was due to a combination of additional actions to be taken in the final stages of the reorganization as well as the impact the weaker U.S. dollar had on the cost of actions undertaken outside the United States. The costs reflected as restructuring and other charges do not include any of the BBA specific integration actions.

Movements in the liabilities related to the restructuring charges were as follows (in millions):

                                                  EMPLOYEE-          ASSET-RELATED
                                                   RELATED             AND OTHER           TOTAL
                                               ------------------ ------------------- --------------
        Balance December 31, 2002                  $  3.4               $ 0.4             $  3.8
        Additional charges                           28.8                 2.2               31.0
        Cash and other costs                        (14.5)               (1.7)             (16.2)
                                                    -----               -----             ------
        Balance September 30, 2003                  $17.7               $ 0.9             $ 18.6
                                                    =====               =====             ======

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

Movements in acquisition accounting accruals were as follows (in millions):

                                                  EMPLOYEE-          ASSET-RELATED
                                                   RELATED             AND OTHER         TOTAL
                                               ------------------ ------------------- --------------
        Balance December 31, 2002                  $ 6.0              $ 1.1               $ 7.1
        Cash and other costs                        (2.7)              (1.1)               (3.8)
                                                   -----              -----               -----
        Balance September 30, 2003                 $ 3.3              $  --               $ 3.3
                                                   =====              =====               =====

The balance of the accruals is expected to be utilized in 2003 as severance obligations to affected employees are satisfied.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

  -------------------------------- -------------------- ----------------------- -------------------- --------------------
                                                          Accumulated gains        Minimum Pension
                                       Translation      (losses) on derivatives  Obligation, net of
    2003 (Dollars in thousands)        adjustments        qualifying as hedges           tax                 Total
  -------------------------------- -------------------- ----------------------- -------------------- --------------------
  Balance December 31, 2002                $(138,175)             $     733          $ (75,038)          $ (212,480)

  Change                                      39,850                 (2,777)             -                   37,073
                                   --------------------- ----------------------- -------------------- --------------------
  Balance September 30, 2003               $ (98,325)             $  (2,044)         $ (75,038)          $ (175,407)
  -------------------------------- --------------------- ----------------------- -------------------- --------------------

  -------------------------------- -------------------- ----------------------- -------------------- --------------------
                                                           Accumulated gains
                                                              (losses) on          Minimum Pension
                                       Translation            derivatives        Obligation, net of
    2002 (Dollars in thousands)        adjustments        qualifying as hedges           tax                 Total
  -------------------------------- -------------------- ----------------------- -------------------- --------------------
  Balance December 31, 2001                $(156,266)             $  (2,261)          $(20,009)           $(178,536)

  Change                                      (5,671)                 2,076                -                 (3,595)
                                   --------------------- ----------------------- -------------------- --------------------
  Balance September 30, 2002               $(161,937)             $    (185)          $(20,009)           $(182,131)
  -------------------------------- --------------------- ----------------------- -------------------- --------------------

BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                                      Rate      Maturities          September 30, 2003     December 31, 2002
                                                      ----      ----------          ------------------     -----------------
Commercial paper (U.S.)                                                                       $166,849              $ 37,979
Bank loans                                                                                      95,214                10,979
Current portion of long-term debt                                                                  751                   705
                                                                             -------------------------- ---------------------
Total current debt                                                                             262,814                49,663
                                                                             -------------------------- ---------------------

U.S. dollars                                          6.45%        2006                        498,609               699,112
Euro facility                                         2.55%      2005-06                             -               106,018
Japanese Yen notes                                    2.45%      2008-11                       136,350               126,824
Japanese Yen notes                                    1.74%        2005                         10,764                10,012
Other                                                            2004-12                        14,517                 1,587
                                                                             -------------------------- ---------------------
                                                                                               660,240               943,553
Deferred realized gain on interest rate swaps                                                   38,979                57,868
FAS 133 Adjustment                                                                               1,198                 5,664
                                                                             -------------------------- ---------------------
Total long-term debt                                                                           700,417             1,007,085
                                                                             -------------------------- ---------------------
Total debt                                                                                    $963,231            $1,056,748
                                                                             ========================== =====================

At September 30, 2003, commercial paper maturities did not extend beyond November 5, 2003 and the weighted average interest rate on total borrowings was 2.5% compared to 3.3% at December 31, 2002. At September 30, 2003, the five-year EURO facility had outstanding borrowings of $60.0 million. Prior to the third quarter, the five year EURO facility was characterized as long term debt; the Company's current plan is to employ this facility as a European-wide working capital facility, therefore, all borrowings have been classified as bank loans.

During the first quarter, the Company repurchased $149 million of its 6.45% Notes that were to mature in 2006. In the second quarter, the Company repurchased an additional $51 million of the Notes. All repurchases were funded with commercial paper. As a result of premiums paid for the Notes repurchased, the Company incurred pre-tax losses, included in Other (Income) Expense of $4.2 million. The Company does not anticipate additional repurchases of Notes.

As described in Note 15 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K, the Company entered into a series of interest rate swaps regarding the 6.45% Notes. The Company amended these interest rate swaps on four occasions during 2003. The first amendment reduced the notional amount of the swaps from $700 million to $500 million in anticipation of the Company's debt repurchase initiative. The second amendment reduced the notional value of the swaps to $350 million. Third, in May 2003, the Company eliminated the remaining swaps. Lastly, on August 22, 2003, the Company executed a new interest rate swap on $300 million of the Notes. The swap effectively converts the 6.45% coupon interest rate on the Notes to a short-term rate based upon the London InterBank Offered Rate (LIBOR) plus an interest markup. The current swap rate is 4.8%.

INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at September 30, 2003 and December 31, 2002.

(Dollars in thousands)                            September 30, 2003                  September 30, 2003
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $684,189                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    149,786                              37,228
                                                       --------                             -------
Total                                                  $853,175                             $79,946
                                                       ========                             =======

(Dollars in thousands)                            December 31, 2002                    December 31, 2002
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $684,189                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    149,786                              27,754
                                                       --------                             -------
Total                                                  $853,175                             $70,472
                                                       ========                             =======

Estimated amortization expense will be $3.2 million per quarter for 2003 to 2006. Estimated amortization expense will be $3.2 million for the first three quarters of 2007, $1.8 million in the fourth quarter of 2007, and $1.1 million per quarter in 2008.

RELATED-PARTY TRANSACTIONS:

The Consolidated Balance Sheet at September 30, 2003 reflects the repayment of the Officer loan discussed in Note 18 of the Notes to the Consolidated Financial Statements of the Company included in the Company's 2002 Annual Report on Form 10-K. The underlying shares securing the loan were released on repayment of the loan.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to 2003 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 2003 totaled $480.9 million, increasing 4% in comparison to the prior year quarter. Reported sales for the 2003 quarter benefited from the strengthening of various currencies, most notably the Euro, the Pound Sterling and the Australian dollar, in relation to the U.S. dollar; had exchange rates remained constant, sales for the third quarter 2003 would have declined approximately 1% in comparison to the prior year quarter.

Sales for the third quarter reflected continued weak customer order activity, most significantly in North America, and to a lesser extent in Europe, and parts of Latin America and Asia Pacific. Sales performance by region was as follows:

o North America flavor and fragrance sales declined 1% and 13%, respectively; in total the region declined 7%, reflecting weak demand and ongoing customer efforts to reduce inventory levels. Fine fragrance sales declined 24%, a lower performance than had been expected, and than had been achieved in the first half of 2003. The fine fragrance weakness spanned the entire range of the Company's customers and reflected the continued weak retail environment for fine fragrances. Functional fragrance and chemical sales declined 3% and 11%, respectively.

o Local currency flavor and fragrance sales in Europe each decreased 2%, resulting in reported dollar increases of 9% and 11%, respectively. In total, the region's sales declined 2% in local currency terms and increased 10% in dollars. Local currency sales of fine and functional fragrances increased 1% and 7%, respectively, while aroma chemical sales declined 13%. The local currency performance reflected the persistent economic weakness in much of the European region, most notably in France, Germany, the U.K. and Switzerland, where sales were weakest in comparison to the 2002 third quarter; local currency sales in Eastern Europe also declined in the low double digits.

o Local currency sales in Asia Pacific increased 6%, resulting in an 11% increase in reported dollar sales. Local currency fragrance sales increased 14% in comparison to the prior year quarter, resulting in a 17% increase in reported dollars; this strong performance benefited from improving economic conditions in the region and the benefit of significant new fragrance wins. Local currency flavor sales increased 2%, resulting in a 6% increase in reported dollars. For the region, Greater China, Thailand, South Korea and Indonesia were strongest, each achieving double digit growth; this growth was partially offset by continued weakness in Japan, where local currency sales declined 9% in comparison to the 2002 third quarter.

o Latin America sales increased 4%. Flavor sales increased 31%, benefiting from increases of 43%, 38% and 35% in Argentina, Brazil and Mexico, respectively, reflecting the impact of new wins. Fragrance sales in the region declined 4% with Mexico and Brazil declining 10% and 5%, respectively. Argentina fragrance sales increased 33% as economic conditions in that country stabilized.

o India sales increased 10% in local currency and 12% in reported dollars. Local currency fragrance sales increased 13% resulting in a 17% increase in reported dollars. Local currency flavor sales increased 6%, resulting in a 7% increase in reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new wins.

Gross and operating margin in the third quarter, as a percentage of sales, declined in comparison to the prior year; the decline was primarily attributable to the weak sales performance in the higher margin fine fragrance business. Earnings have been sustained by the Company's cost-cutting efforts related to the restructuring and by reduced interest expense. The restructuring charges recorded in each of the first three quarters have had a direct impact on the Company's reduction in manufacturing, selling and administration costs. Interest expense is lower as a result of reduced debt levels, lower overall interest rates and the interest rate swaps.

Sales for the nine-month period ended September 30, 2003 totaled $1,429.7 million, increasing 3% in comparison to $1,385.0 million in the prior year period. Sales for the 2002 period included $9.4 million attributable to non-core businesses that the Company disposed of during 2002; excluding such sales from the 2002 results, sales for the nine-month period ended September 30, 2003 increased 4% in comparison to the prior year period. Reported sales for the 2003 period benefited from the strengthening of various currencies, most notably the Euro, the Japanese Yen, the Pound Sterling and the Australian dollar, in relation to the U.S. dollar; had exchange rates remained constant, sales for the first nine months in 2003 would have declined approximately 4% in comparison to the prior year period as reported and declined 3% excluding sales attributable to the non-core businesses from the 2002 results.

Sales performance by region for the nine-month period ended September 30, 2003 was as follows:

o North America flavor and fragrance sales declined by 6% and 8%, respectively; in total the region declined by 7%, reflecting weak economic conditions and weak demand for fine fragrance products as well as the effect of ongoing customer efforts to reduce inventory levels. Functional fragrance, fine fragrance and chemical sales declined 7%, 9% and 9%, respectively. Excluding the $9.4 million of sales attributable to non-core flavors businesses disposed of from the 2002 comparatives, flavor sales declined 2% in the 2003 nine-month period and total sales for the region declined 5%.

o Local currency flavor sales in Europe declined 1% in comparison to the prior year period, resulting in a 15% increase in reported dollar sales. Fragrance sales declined 5% in local currency, resulting in a 12% increase in reported dollar sales. Overall, the region's sales declined 3% in local currency terms and increased 14% in dollars. Fine fragrance local currency sales increased 4%, while functional fragrance and aroma chemical sales declined by 5% and 13%, respectively. The local currency performance reflected the persistent economic weakness throughout much of the European region.

o Local currency sales in Asia Pacific increased 1% resulting in a 6% increase in reported dollar sales. Local currency fragrance sales increased 6% in comparison to the prior year period resulting in an 11% increase in reported dollars. Local currency flavor sales declined 3% in comparison to the prior year period resulting in a 2% increase in reported dollars. For the region, sales performance year-to-date has been strongest in Thailand, Taiwan, Indonesia and Greater China, with respective local currency increases of 21%, 10%, 9% and 7%, respectively. These strong performances were substantially offset by persistent weakness in Japan and the Philippines where local currency sales have declined by 6% and 17%, respectively.

o Latin America sales declined 4% in comparison to 2002. Flavor sales increased 6%, benefiting from increases of 77%, 39% and 15% in Central America, Argentina and Brazil, respectively, reflecting the benefit of new wins and, in Argentina, an improved economic environment. Fragrance sales in the region declined 7% with Mexico and Brazil declining 7% and 12%, respectively; Argentina fragrance sales increased 11% for the period, again mainly benefiting from improved economic conditions in that country.

o India sales increased 9% in local currency and 13% in reported dollars. This performance was led by an 11% local currency increase in flavor sales with fragrance sales increasing 8% in comparison to the prior year. In both flavors and fragrances, the sales performance reflected the benefit of new wins.

Gross margin on sales in 2003, as a percentage of sales, has declined in comparison to the prior year. The margin decline is primarily attributable to the weak sales performance in the higher margin fine fragrance business. Earnings have been sustained by the Company's ongoing cost-cutting efforts and by reduced interest expense.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2003 and 2002 are detailed below.


                                                       THIRD QUARTER
                                                       -------------
                                                     2003         2002
                                                     ----         ----
    Cost of Goods Sold                               57.8%       56.4%
    Research and Development Expenses                 8.1%        8.1%
    Selling and Administrative Expenses              15.7%       16.2%

Cost of goods sold, as a percentage of net sales, increased from the prior year primarily due to the unfavorable sales mix. 2003 results were negatively impacted by the 24% decline in North America fine fragrance sales; fine fragrance generally is a higher margin portion of the Company's business.

Research and Development expenses are expected to approximate 8% of sales on a full year basis. Selling and administrative expenses declined as a percentage of sales primarily as a result of reorganization activities undertaken in the first half of the year. The reorganization activities that eliminated duplicate layers of management and certain corporate positions; the effect of which directly benefited selling and administrative expenses in the third quarter. The reorganization activities will continue to benefit the Company in the fourth quarter.

Interest expense declined due to reduced borrowing levels, the general decline in interest rates and the continuing benefits of the US dollar and Yen interest rate swaps the Company has entered into. The average interest on borrowings during the third quarter 2003 was 2.7% compared to 3.4% in the 2002 third quarter.

The effective tax rate for the third quarter of 2003 was 31.6% compared to 33.7% for the comparable 2002 quarter. This reduction is the result of tax planning initiatives and the benefits of combining IFF and BBA operating entities into a more efficient tax structure.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine-months 2003 and 2002 are detailed below.

                                                      FIRST NINE MONTHS
                                                      -----------------
                                                      2003         2002
                                                      ----         ----
    Cost of Goods Sold                                57.6%       57.3%
    Research and Development Expenses                  8.2%        7.8%
    Selling and Administrative Expenses               15.7%       16.6%

Cost of goods sold, as a percentage of net sales, increased from the prior year primarily due to the unfavorable sales mix in the third quarter where the fine fragrance sales shortfall negatively impacted margins. This was offset by some benefit in manufacturing expense reductions as a result of operations closed in the second half of 2002 and restructuring actions initiated in the first half of 2003; the closures relate to the integration of IFF and BBA manufacturing facilities.

Research and development expenses were somewhat higher due to increased activities in this area. Research and Development expenses are expected to approximate 8% of sales on a full year basis. Selling and administrative expenses declined as a percentage of sales primarily as a result of reorganization activities undertaken in the first half of the year; operating expenses attributable to many of the employees impacted by the restructuring actions were included in the selling and administrative expense caption. The actions taken in the first half of the year directly contributes to the 90 basis point decline in selling and administrative expenses on a year to date basis.

Other (Income) Expense for the first nine months amounted to expense of $4.5 million primarily related to the $4.2 million loss on the repurchase of $200 million of the 6.45% Notes. Other (Income) Expense totaled $(3.3) million of income for the first nine months of 2002, primarily related to exchange gains in Argentina; in 2003, there were no similar exchange gains and there are no other items of significance included in Other (Income) and Expense.

Interest expense declined from 2002 levels primarily due to reduced borrowing levels, the general decline in interest rates and the continuing benefits of the US dollar and Yen interest rate swaps the Company has entered into. The average interest on borrowings during the first nine-months of 2003 was 3.1% compared to 3.5% in the comparable 2002 period.

The effective tax rate for the first nine months of 2003 was 31.6% compared to 34.0% for the comparable first nine months of 2002. This reduction is the result of tax planning initiatives and the benefits of combining IFF and BBA operating entities into a more efficient tax structure.

RESTRUCTURING AND OTHER CHARGES

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company recorded restructuring and other pre-tax charges of $3.9 million ($2.4 million after tax) and $31.0 million ($20.3 million after tax) in the three-month and nine-month periods ended September 30, 2003, respectively; essentially all elements of these charges relate to employee terminations. The Company eliminated 70 and 260 positions during the three-month and nine-month periods ended September 30, 2003, respectively. The pre-tax restructuring and other charges recorded for the third quarter 2003 relate to operations in North America, including corporate ($2.4 million), Europe ($0.5 million), Latin America ($0.7 million), Asia Pacific ($0.2 million) and

India ($0.1 million). The pre-tax restructuring and other charges recorded for the nine-month period ended September 30, 2003 relate to operations in North America, including corporate ($17.6 million), Europe ($9.0 million), Latin America ($1.1 million), Asia Pacific ($3.2 million) and India ($0.1 million). Positions eliminated by region are as follows: North America, including corporate 77, Europe 59, Asia Pacific 100, Latin America 20 and India 4. Positions eliminated included several senior management positions at corporate, duplicate functions conducted at global and regional levels and duplicate or redundant positions at individual Company locations. The $2.2 million asset related charges primarily relate to updates on costs for previously commenced actions.

At the time the reorganization was announced, the Company expected to incur approximately $90-$100 million in related pre-tax costs; the actions being taken in 2003 will complete the reorganization activities as contemplated under the plan announced in October 2000. These final actions could only be undertaken upon completion of the integration of IFF and BBA; such integration was completed in the third and fourth quarters of 2002. Since inception in October 2000, the Company has recorded restructuring and other charges of $105 million in comparison to the expected $90-$100 million forecast at the time the plan was announced. In the first quarter 2003, the Company updated its expected costs to be incurred on completion of the reorganization plans, increasing the maximum expected costs to $110 million. The increase in expected costs was due to a combination of additional actions to be taken in the final stages of the reorganization as well as the impact the weaker U.S. dollar had on the cost of actions undertaken outside the United States. On completion, the reorganization is expected to yield annual savings approximating $25 million to $30 million. A portion of these savings is to be reinvested in the business, although a substantial portion is expected to contribute to improving earnings. The costs reflected as restructuring and other charges do not include any of the BBA specific integration actions.

Movements in the liabilities related to the restructuring charges were as follows (in millions):

                                                  EMPLOYEE-          ASSET-RELATED
                                                   RELATED            AND OTHER            TOTAL
                                               ------------------ ------------------- --------------
        Balance December 31, 2002                  $  3.4              $  0.4              $  3.8
        Additional charges                           28.8                 2.2                31.0
        Cash and other costs                        (14.5)               (1.7)              (16.2)
                                                   ------              ------              ------
        Balance September 30, 2003                 $ 17.7              $  0.9              $ 18.6
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

Movements in acquisition accounting accruals were as follows (in millions):

                                                  EMPLOYEE-          ASSET-RELATED
                                                   RELATED             AND OTHER           TOTAL
                                               ------------------ ------------------- --------------
        Balance December 31, 2002                  $ 6.0               $ 1.1             $ 7.1
        Cash and other costs                        (2.7)               (1.1)             (3.8)
                                                   -----               -----             -----
        Balance September 30, 2003                 $ 3.3               $  --             $ 3.3
                                                   =====               =====             =====

The balance of the accruals is expected to be utilized in 2003 as severance obligations to affected employees are satisfied.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments totaled $15.5 million at September 30, 2003. Working capital, at September 30, 2003 was $370.6 million compared to $507.3 million at December 31, 2002. The change in working capital is a direct result of the repurchase of a portion of the Company's 6.45% five year Notes which was financed with commercial paper; this transaction is discussed in more detail below. Gross additions to property, plant and equipment during the third quarter and first nine months of 2003 were $14.2 million and $40.9 million, respectively. The Company expects additions to property, plant and equipment to approximate $60 to $65 million for the full year.

At September 30, 2003, the Company's outstanding commercial paper had an average interest rate of 1.2%. Commercial paper maturities did not extend beyond November 5, 2003. Bank loans and current portion of long-term debt is $262.8 million at September 30, 2003, which includes $60.0 million in Europe borrowed under the Company's five-year facility.

The Company amended its interest rate swaps on four occasions during 2003. The first amendment reduced the notional amount of the swaps from $700 million to $500 million in anticipation of the Company's debt repurchase initiative. The second amendment reduced the notional value of the swaps to $350 million.
Third, in May 2003, the Company eliminated all remaining swaps related to the Notes. Lastly, on August 22, 2003, the Company executed a new interest rate swap on $300 million of the Notes. The swap effectively converts the 6.45% coupon interest rate on the Notes to a short-term rate based upon the London InterBank Offered Rate (LIBOR) plus an interest markup. The current swap rate is 4.8%.

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

As a result of premiums paid for the Notes repurchased during the nine-month period ended September 30, 2003, the Company incurred pre-tax losses, included in Other (Income) Expense of $4.2 million. The Company does not anticipate additional repurchases of Notes.

In January and April 2003, the Company paid a quarterly cash dividend of $.15 per share to shareholders. This amount is unchanged from the 2002 quarterly dividend. The Company announced an increase in the dividend to $.16 per share effective with the dividend paid in July 2003. In July and October 2003, the Company paid a quarterly cash dividend of $.16 per share to shareholders. The increased payout, on an annualized basis, represents approximately 30% of current year forecast earnings per share and is consistent with the Company's long-term plan to pay dividends approximating 30-35% of yearly earnings. The Company repurchased approximately 0.7 million shares in the third quarter and approximately 1.1 million shares for the first nine-months of 2003. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At September 30, 2003, the Company had $42.0 million remaining under its authorized October 2002 repurchase plan.

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

As a result of the above transactions, combined with the sale and leaseback of the Company's Hazlet and South Brunswick, New Jersey facilities in 2002, the Company has cumulative deferred gains on disposition of real estate properties totaling $77.2 million and $26.0 million at September 30, 2003 and December 31, 2002, respectively, which will be credited to income over the initial term of the corresponding leases. At September 30, 2003 and December 31, 2002, $74.2 million and $24.8 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred Gains, with the respective remaining amounts included as a component of Other Current Liabilities.

NON-GAAP FINANCIAL MEASURES

The discussion of the Company's historical results and its commentary regarding expected future results include and, where indicated, exclude the impact of sales attributable to certain non-core businesses disposed of in 2002, the impact of certain charges related to the Company's reorganization activities and the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to assist in a better understanding of, on a period-to-period basis, the impact of sales attributable to certain non-core businesses disposed of in 2002, the impact of exchange rate fluctuations and the impact such specifically identified charges, including effective tax rate, both before and after the impact of such charges have on results and financial condition.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this quarterly report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Certain of such forward-looking information may be identified by such terms as "expect", "believe", "may", "will", and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3(ii)    By-laws of the Company, as amended through October 14, 2003.

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

                    o Report on Form 8-K dated October 23, 2003 furnishing under Item 12 a copy of a Company press release dated October 23, 2003 regarding the Company's financial results for the third quarter and nine months ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: November 12, 2003       By: /S/ DOUGLAS J. WETMORE
                                   -------------------------------------
                                   Douglas J. Wetmore, Senior Vice President and
                                       Chief Financial Officer



Dated: November 12, 2003       By: /S/ STEPHEN A. BLOCK
                                   -------------------------------------
                                   Stephen A. Block, Senior Vice President,
                                       General Counsel and Secretary

                                  EXHIBIT INDEX

Number      Description
------      -----------

3(ii)       By-laws of the Company, as amended through October 14, 2003.

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