Form 10-K
period 2003-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2004-03-11
CIK 51253

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003        Commission File Number 1-4858


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS              WHICH REGISTERED
                -------------------              ----------------
            Common Stock, par value         New York Stock Exchange
             12 1/2(cent) per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X] No [ ].

     For the purpose of reporting the following market value of Registrant's outstanding common stock, the term "affiliate" refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the Registrant and does not include individual executive officers or directors or under 10% shareholders. The aggregate market value of Registrant's common stock not held by affiliates as of June 30, 2003 was $2,988,954,273.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 1, 2004:

         93,985,484 shares of Common Stock, par value 12 1/2(cent) per share

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with the 2004 Annual Meeting (the "IFF 2004 Proxy Statement") are incorporated by reference in Part III of this Form 10-K.
================================================================================

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I
ITEM 1.    Business                                                           3

ITEM 2.    Properties                                                         9

ITEM 3.    Legal Proceedings                                                 10

ITEM 4.    Submission of Matters to a Vote of Security Holders               11

                                     PART II

ITEM 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters                                           12

ITEM 6.    Selected Financial Data                                           13

ITEM 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                15

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk        31

ITEM 8.    Financial Statements and Supplementary Data                       31

ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               31

ITEM 9A.   Controls and Procedures                                           32

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant                33

ITEM 11.   Executive Compensation                                            33

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management    33

ITEM 13.   Certain Relationships and Related Transactions                    33

ITEM 14.   Principal Accountant Fees and Services                            33

                                     PART IV

ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  34

SIGNATURES                                                                   65

                                     PART I

ITEM 1. BUSINESS.

     International Flavors & Fragrances Inc., incorporated in New York in 1909 (the "Registrant" or "Company"), is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and air care products; flavor products are sold principally to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products.

     The present worldwide scope of the Company's business is in part the result of the 1958 combination of (i) the business conducted prior to the combination primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. ("VAH") with (ii) the business conducted prior to the combination primarily in Europe by N. V. Polak & Schwarz's Essencefabrieken, a Dutch corporation ("P & S"). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor.

     In October 2000, the Company implemented a global reorganization under the broad umbrellas of Business Development and Operations, rather than separate divisions for flavors and fragrances. The responsibilities of Business Development, whose purpose is to drive top line growth of the Company, include category strategy, consumer research, product development, global sales and marketing, research and development coordination and technical application. The responsibilities of Operations, whose focus is on product delivery, product planning and increasing productivity, include global supply chain, manufacturing, customer service, quality control, logistics and distribution. The Company has a Regional Manager covering each major geographical region of the world. The Regional Managers work with and are supported by both Business Development and Operations. The financial information concerning reporting segments is presented in the accompanying financial statements.

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

     The Company currently has 34 manufacturing facilities with the major manufacturing facilities located in the United States, France, Great Britain, Ireland, The Netherlands, Spain, Switzerland, Argentina, Brazil, Mexico, India, Australia, China, Indonesia, Japan and Singapore. The remaining manufacturing facilities are located in 9 other countries. The Company maintains its own sales and distribution facilities in 34 countries and is represented by sales agents in other countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500). Except as the context otherwise indicates, the term "the Company" as used in this report refers to the Registrant and its subsidiaries.

Markets

     Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2003, sales of fragrance products accounted for approximately 54%, 55% and 55%, respectively, of the Company's total sales on a reported basis.

     Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2003, sales of flavor products accounted for approximately 46%, 45% and 45%, respectively, of the Company's total sales on a reported basis.

Products

     The Company's principal fragrance and flavor products consist of compounds of large numbers of ingredients blended under proprietary formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the public selection and acceptance of the consumer end product. A smaller number of compounds is sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their products. The Company produces thousands of compounds, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. The Company's products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

     The ingredients used by the Company in its compounds are both synthetic and natural. The Company manufactures most of the synthetic ingredients. While the major part of the Company's production of synthetic ingredients is used by it in its compounds, a substantial portion is sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. The Company's flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.

Market Developments

     The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, employment of women, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products that utilize some of the Company's flavor or fragrance products. These developments have called for the creation by the Company of many new compounds and ingredients compatible with the newly introduced materials and methods of application used in consumer end products.

Product Development and Research

     The development of new flavor and fragrance products is a complex artistic and technical process calling upon the combined knowledge and skill of the Company's creative perfumers and flavorists and its scientists. With extensive experience, the perfumers and flavorists continuously advance their skills for creating fragrances or flavors best suited to the market requirements of the customers' products.

     Scientists from various disciplines work in project teams with the perfumers and flavorists to develop flavor and fragrance products with consumer preferred performance characteristics. Scientific expertise includes: natural products research, plant science, organic chemistry, analytical chemistry, biochemistry, microbiology, process engineering, food science, material science, and sensory science. Analytical and sensory science is applied to understand the complex interactions of the many ingredients in a consumer product in order to optimize the flavor or fragrance performance at all points of use. Material science technology is applied to create controlled release and delivery systems to enhance flavor and fragrance performance in consumer products. An important contribution to the creation of new fragrance and flavor products is the discovery and development of new ingredients having improved fragrance or flavor value. The ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. The new molecules that meet rigorous requirements for commercial development are subsequently transferred to manufacturing operations for production.

     Creative and technical product development is conducted in 35 fragrance and flavor laboratories in 24 countries. The Company maintains a research and development center at Union Beach, New Jersey. The Company spent $159,286,000 in 2003, $144,027,000 in 2002 and $135,248,000 in 2001 on its research and development activities. These expenditures are currently expected to increase in 2004 to approximately $179,000,000. Of the amount expended in 2003 on such activities, 64% was for fragrances and the balance was for flavors. The Company employed 1,099 persons in 2003 and 1,097 persons in 2002 in such activities.

     The business of the Company is not materially dependent upon any patents, trademarks or licenses.

Distribution

     Most of the Company's sales are through its own sales force, operating from 6 sales offices in the United States and 52 sales offices in 33 foreign countries. Sales in other countries are made through sales agents and distributors. For the year ended December 31, 2003, 29% of the Company's sales were to customers in North America, 40% in Europe, 16% in Asia Pacific, 12% in Latin America and 3% in the India Region. For additional information with respect to the management of the Company's operations by major geographical region, see Note 13 of the Notes to the Company's Consolidated Financial Statements.

     During 2003 the Company's 30 largest customers accounted for approximately 53% of its sales, its four largest customers and their affiliates accounted for about 9%, 8%, 6% and 4%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

Governmental Regulation

     Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2004 approximately $5,500,000 in capital projects and $14,000,000 in operating expenses and governmental charges for the purpose of complying with such requirements. The Company currently expects that in 2005 capital expenditures, operating expenses and governmental charges for such purpose will not be materially different from those expected for 2004.

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

Competition

     The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company's competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development, the quality of its customer service, the support provided by its marketing and application groups, and its understanding of consumers. The Company believes that it is one of the largest companies producing and marketing on an international basis a wide range of fragrance and flavor products of the types manufactured for sale to manufacturers of consumer products. In particular countries and localities, the Company faces competition from numerous companies specializing in certain product lines, among which are some companies larger than the Company and some more important in a particular product line or lines. Most of the Company's customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.

Employee Relations

     The Company at December 31, 2003 employed 5,454 persons, of whom 1,540 were employed in the United States. The Company has never experienced a work stoppage or strike and considers that its employee relations are satisfactory.

                        EXECUTIVE OFFICERS OF REGISTRANT:




                                                                                                YEAR
                                                                                                FIRST
                                                                                               BECAME
               NAME                     OFFICE AND OTHER BUSINESS EXPERIENCE(2)         AGE    OFFICER
---------------------------------   -----------------------------------------------    -----  --------
Richard A. Goldstein(1) .........   Chairman of the Board and Chief Executive          62     2000
                                      Officer since June 2000; President and Chief
                                      Executive Officer of Unilever United States,
                                      Inc. and Business Group President of Unilever
                                      North American Foods, a home, personal care
                                      and food products company, prior thereto;
                                      Director, Legacy Hotels; Director, Fiduciary
                                      Trust Company International; Director, The
                                      Interpublic Group of Companies, Inc.;
                                      Director, Continuum Health Partners, Inc.

D. Wayne Howard .................   Executive Vice President, Global Operations        48     2000
                                      since September 2000; Vice President, Supply
                                      Chain Strategy of Nordstrom, Inc., a retailer,
                                      from January 2000 to August 2000; Vice
                                      President, Strategic Sourcing, North America
                                      of Unilever North American Foods, prior
                                      thereto.

Clint D. Brooks .................   Senior Vice President, Research and                52     2000
                                      Development since December 2002; Vice
                                      President, Research and Development from
                                      October 2000 to December 2002; Director of
                                      Chemical Sciences, Abbott Laboratories, a
                                      pharmaceutical company, prior thereto.

                                                                                              YEAR
                                                                                              FIRST
                                                                                             BECAME
            NAME                     OFFICE AND OTHER BUSINESS EXPERIENCE(2)         AGE     OFFICER
----------------------------   --------------------------------------------------   -----   --------
James H. Dunsdon ...........   Senior Vice President, Global Business               57      2003
                                 Development Flavors and Functional
                                 Fragrances effective March 31, 2004; Vice
                                 President North America Region since
                                 January 2003; Regional Vice President, North
                                 America from January 2001 to January 2003;
                                 Executive Vice President BBA, prior thereto.

Steven J. Heaslip ..........   Senior Vice President, Human Resources since         46      2001
                                 December 2002; Vice President, Human
                                 Resources from September 2001 to December
                                 2002; Senior Vice President, Human
                                 Resources, Elizabeth Arden, a manufacturer
                                 of prestige beauty products, prior thereto.

Dennis M. Meany ............   Senior Vice President, General Counsel and           56      2004
                                 Secretary since January 2004; Associate
                                 General Counsel from November 2000 to
                                 December 2003; Vice President, General
                                 Counsel and Secretary of BBA prior thereto.

Douglas J. Wetmore .........   Senior Vice President and Chief Financial            46      1992
                                 Officer since September 2000; Vice President
                                 and Chief Financial Officer from April 1998 to
                                 September 2000; Controller prior thereto.

Gail S. Belmuth ............   Vice President, Corporate Communications since       40      2001
                                 June 2001; President and COO of Banner
                                 McBride North America, a change
                                 management consulting firm, from May 2000
                                 to May 2001; Managing Director,
                                 Burson-Marsteller, a public relations firm,
                                 prior thereto.

Arun Bewoor ................   Vice President, India Region since January 2003;     59      2003
                                 Managing Director of IFF India Ltd and
                                 Regional Vice President, India Region from
                                 June 2002 to January 2003; Managing
                                 Director, Bush Boake Allen India Ltd., prior
                                 thereto.

Robert Burns ...............   Vice President, Asia Pacific Region since            46      2003
                                 January 2003; Regional Vice President, Asia
                                 Pacific from January 2001 to January 2003;
                                 Managing Director, IFF Australia from
                                 January 1999 to December 2000; Managing
                                 Director/ Vice President Flavors, IFF
                                 Indonesia, prior thereto.

                                                                                            YEAR
                                                                                            FIRST
                                                                                           BECAME
            NAME                    OFFICE AND OTHER BUSINESS EXPERIENCE(2)        AGE     OFFICER
----------------------------    -----------------------------------------------   -----   --------
Rob J. M. Edelman ..........    Vice President, Europe Region since January       42      2003
                                  2003; Regional Vice President, Europe from
                                  January 2001 to January 2003; Vice President
                                  and Director of Marketing and Sales, Aroma
                                  Chemicals from July 1999 to December 2000;
                                  Managing Director, PFW Aroma Chemicals
                                  B.V., an aroma chemicals manufacturing
                                  company, prior thereto.

Graciela M. Ferro ..........    Vice President, Latin America Region since        49      2003
                                  January 2003; Regional Vice President, Latin
                                  America from October 2000 to January 2003;
                                  Vice President, Latin America, LATAM Area
                                  Manager, Fragrance Division and IFF
                                  Argentina affiliate Manager from October
                                  1999 to October 2000; Vice President, Latin
                                  America, IFF Argentina Affiliate Manager
                                  from August 1998 to October 1999; Regional
                                  Account Manager for the Unilever, Latin
                                  America Account, prior thereto.

Neil Humphreys(3) ..........    Vice President, Global Business Development,      57      2002
                                  Flavors and Functional Fragrances since
                                  December 2002; Vice President, Global
                                  Business Development, Flavors from January,
                                  2001 to December 2002; Vice President,
                                  Regional Manager, Asia Pacific, Flavors from
                                  July 1998 to January 2001; Senior Vice
                                  President, Asia Pacific, Givaudan-Roure, a
                                  flavor, fragrance and aroma chemical
                                  manufacturing company, prior thereto.

Nicolas Mirzayantz .........    Vice President, Global Business Development,      41      2002
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

(3) Retiring effective March 31, 2004.

Available Information

     The Company makes available free of charge on or through its website, www.iff.com, all materials that it files electronically with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing such materials with the SEC.

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

     A copy of the Company's Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Executive Committee, Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Company's website, www.iff.com and are available in print to any shareholder who requests copies by contacting Dennis
M. Meany, Senior Vice President, General Counsel and Secretary, at the Company's principal executive office set forth above.

ITEM 2. PROPERTIES.

     The principal manufacturing and research properties of the Company are as follows:

LOCATION                            OPERATION
--------                            ---------
UNITED STATES
 Augusta, GA ....................   Production of fragrance chemical ingredients.
 Carrollton, TX(1) ..............   Production of flavor compound.
 Hazlet, NJ (1) .................   Production of fragrance compounds; fragrance laboratories.
 Jacksonville, FL ...............   Production of fragrance chemical ingredients.
 New York, NY(1) ................   Fragrance laboratories.
 South Brunswick, NJ(1) .........   Production of flavor compounds and ingredients;
                                    flavor laboratories.
 Union Beach, NJ ................   Research and development center.

FRANCE
 Bois-Colombes ..................   Fragrance laboratories.
 Dijon ..........................   Production of fragrance compounds and ingredients, flavor compounds and ingredients and fruit preparations; flavor laboratories.
 Grasse .........................   Production of flavor and fragrance ingredients; fragrance laboratories.

GREAT BRITAIN
 Haverhill ......................   Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.

IRELAND
 Drogheda .......................   Production of fragrance compounds.

NETHERLANDS
 Hilversum ......................   Flavor and fragrance laboratories.
 Tilburg ........................   Production of flavor compounds and ingredients and fragrance compounds.

SPAIN
 Benicarlo ......................   Production of fragrance chemical ingredients.

SWITZERLAND
 Reinach-Aargau .................   Production of fruit preparations.

ARGENTINA
 Garin ..........................   Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.

LOCATION                      OPERATION
--------                      ---------
BRAZIL
 Rio de Janeiro ...........   Production of fragrance compounds.
 Sao Paulo ................   Fragrance laboratories.
 Taubate ..................   Production of flavor compounds and ingredients; flavor laboratories.

MEXICO
 Tlalnepantla .............   Production of flavor and fragrance compounds; flavor and fragrance laboratories.

INDIA
 Chennai(2) ...............   Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.

AUSTRALIA
 Melbourne ................   Production of flavor compounds and flavor ingredients.

CHINA
 Guangzhou(1) .............   Production of flavor and fragrance compounds; flavor laboratories.
 Shanghai(1) ..............   Flavor and fragrance laboratories.
 Xin'anjiang ..............   Production of fragrance chemical ingredients.

INDONESIA
 Jakarta(3) ...............   Production of flavor compounds and ingredients and fragrance compounds and ingredients; flavor and fragrance laboratories.

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

ITEM 3. LEGAL PROCEEDINGS.

     On September 7, 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri. The plaintiffs are alleging that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and IFF flavor. All BBA and IFF flavors meet the requirements of the U. S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. Based on the preliminary report issued by the National Institute for Occupational Safety and Health (NIOSH), it appears any injuries the plaintiffs may have suffered are related to inadequate workplace conditions.

     On January 15, 2004, the court denied class action status through an order requiring each plaintiff case to be heard separately. Trial proceedings in the initial case commenced in March 2004. While the outcome of any litigation cannot be predicted with certainty, in light of the merits of its defense and the availability of insurance, the Company does not expect this litigation to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On March 31, 2003, the Company and another flavor supplier were named defendants in a lawsuit by a number of workers at a popcorn factory in Marion, Ohio, alleging respiratory illness due to the use of butter flavors supplied by the Company and the other flavor manufacturer. The action was brought in the Court of Common Pleas, Cuyahoga County, Ohio, and subsequently transferred to the Court of Common Pleas of Hamilton County, Ohio.

     This case is currently in the preliminary stages of discovery. While the outcome of any litigation cannot be predicted with certainty, in light of the merits of its defenses and the availability of insurance, the Company does not expect this litigation to have a material adverse effect on the Company's financial condition, results of operation or liquidity.

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

     None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     (a) Market Information.

     The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

                              2003                         2002
                   ---------------------------   -------------------------
QUARTER                HIGH            LOW           HIGH          LOW
----------------   ------------   ------------   -----------   -----------
First ..........    $   36.61      $   29.39      $  35.95      $  27.33
Second .........        33.60          30.37         37.45         30.61
Third ..........        33.45          29.18         32.90         26.05
Fourth .........        35.75          31.01         35.90         32.08

     (b) Approximate Number of Equity Security Holders.



                                                            (B)
                     (A)                        NUMBER OF RECORD HOLDERS AS
               TITLE OF CLASS                      OF DECEMBER 31, 2003
               --------------                      --------------------
  Common stock, par value 12 1/2(cent)per share           3,655

     (c) Dividends.

     Cash dividends declared per share for each quarter since January 2002 were as follows:

                                               2004        2003        2002
                                            ---------   ---------   ---------
First ...................................   $ .16        $  .15      $  .15
Second ..................................                   .16         .15
Third ...................................                   .16         .15
Fourth ..................................                   .16         .15

ITEM 6.  SELECTED FINANCIAL DATA.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                                     NET INCOME PER SHARE(b)
                                                                                            ----------------------------------------
                          NET SALES               GROSS PROFIT           NET INCOME(a)           BASIC(b)             DILUTED(b)
                  ------------------------    --------------------    ------------------    -------------------- -------------------
QUARTER              2003          2002         2003        2002        2003       2002       2003       2002       2003       2002
-------           ----------    ----------    --------    --------    --------   --------   -------    -------    -------    -------
First ..........  $  466,224    $  445,844    $195,777    $185,980    $ 32,017   $ 41,947    $0.34      $0.44      $0.34      $0.44
Second .........     482,611       476,336     207,376     203,724      51,398     45,401     0.55       0.48       0.54       0.47
Third ..........     480,886       462,777     202,695     201,702      51,071     49,599     0.55       0.52       0.54       0.52
Fourth .........     471,799       424,292     203,216     182,008      38,111     38,997     0.41       0.41       0.40       0.41
                  ----------    ----------    --------    --------    --------   --------    -----      -----      -----      -----
                  $1,901,520    $1,809,249    $809,064    $773,414    $172,597   $175,944    $1.84      $1.86      $1.83      $1.84
                  ==========    ==========    ========    ========    ========   ========    =====      =====      =====      =====

----------
(a) Net income for the 2003 first, second, third and fourth quarters includes the after-tax effects of certain charges of $13,477, $4,433, $2,397 and $7,207, respectively. Net income for the 2002 second and third quarters includes the after-tax effects of certain charges of $6,091 and $1,654, respectively. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

(b) The sum of the 2003 quarters' basic and diluted net income per share and the 2002 quarters' basic net income per share does not equal the earnings per share for the full year 2003 and 2002, respectively, due to changes in average shares outstanding.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                FIVE-YEAR SUMMARY
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      2003           2002          2001           2000           1999
                                                --------------- ------------- ------------- --------------- -------------
CONSOLIDATED STATEMENT OF INCOME DATA
Net sales .....................................   $ 1,901,520    $1,809,249    $1,843,766     $ 1,462,795    $1,439,499
                                                  -----------    ----------    ----------     -----------    ----------
Cost of goods sold ............................     1,092,456     1,035,835     1,063,433         831,653       806,382
Research and development expenses .............       159,286       144,027       135,248         112,671       103,794
Selling and administrative expenses ...........       308,951       305,156       313,335         258,653       248,047
Amortization of goodwill and other
 intangibles ..................................        12,632        12,632        46,089           7,032             -
Restructuring and other
 charges(a)(b)(c)(d)(e) .......................        42,421        11,737        30,069          41,273        32,948
Interest expense ..............................        28,477        37,036        70,424          25,072         5,154
Other (income) expense, net ...................         5,437        (3,591)       (2,609)          2,314          (291)
                                                  -----------    ----------    ----------     -----------    ----------
                                                    1,649,660     1,542,832     1,655,989       1,278,668     1,196,034
                                                  -----------    ----------    ----------     -----------    ----------
Income before taxes on income .................       251,860       266,417       187,777         184,127       243,465
Taxes on income ...............................        79,263        90,473        71,775          61,122        81,465
                                                  -----------    ----------    ----------     -----------    ----------
Net income ....................................   $   172,597    $  175,944    $  116,002     $   123,005    $  162,000
                                                  -----------    ----------    ----------     -----------    ----------
 Percentage of net sales ......................          9.1           9.7           6.3             8.4          11.3
 Percentage of average shareholders'
   equity .....................................         26.2          32.0          20.1            16.5          18.0
Net income per share -- basic .................         $1.84         $1.86         $1.21           $1.22         $1.53
Net income per share -- diluted ...............         $1.83         $1.84         $1.20           $1.22         $1.53
                                                  -----------    ----------    ----------     -----------    ----------
Average number of shares (thousands) ..........        93,718        94,511        95,770         101,073       105,748
                                                  -----------    ----------    ----------     -----------    ----------
CONSOLIDATED BALANCE SHEET DATA
Cash and short-term investments ...............   $    12,555    $   15,165    $   48,905     $   129,238    $   62,971
Receivables, net ..............................       339,725       338,607       340,358         364,314       303,418
Inventories ...................................       454,631       421,603       415,984         435,312       415,269
Property, plant and equipment, net ............       510,612       520,499       532,473         679,874       523,916
Intangible assets, net ........................       799,413       794,079       795,920         755,923             -
Total assets ..................................     2,306,892     2,232,694     2,268,051       2,489,033     1,401,495
Bank loans and commercial paper ...............       194,304        49,663       227,945         852,985        92,474
Long-term debt ................................       690,231     1,007,085       939,404         417,402         3,832
Shareholders' equity ..........................       742,631       574,678       524,170         631,259       858,497
                                                  -----------    ----------    ----------     -----------    ----------
OTHER DATA
Current ratio .................................          1.7           2.4           1.6             0.9           2.3
Gross additions to property, plant and
 equipment ....................................   $    65,955    $   81,815    $   52,016     $    60,696    $  103,835
Depreciation and amortization expense .........        86,721        84,458       123,493          69,344        56,369
Cash dividends declared .......................        59,032        56,749        57,219         130,234       160,830
 Per share ....................................         $0.63         $0.60         $0.60           $1.29         $1.52
Number of shareholders of record at
 year-end .....................................         3,655         3,875         3,394           3,741         4,209
Number of employees at year-end ...............         5,454         5,728         5,929           6,614         4,682
                                                  ===========    ==========    ==========     ===========    ==========

----------
(a) Restructuring and other charges ($27,514 after tax) in 2003 resulted from the Company's reorganization program.

(b) Restructuring and other charges ($7,745 after tax) in 2002 resulted from the Company's reorganization program.

(c) Restructuring and other charges ($19,101 after tax) in 2001 resulted from the Company's reorganization program.

(d) Restructuring and other charges ($26,765 after tax) in 2000 resulted from the Company's reorganization program.

(e) Restructuring and other charges ($21,910 after tax) in 1999 resulted from the Company's program to streamline its operations worldwide.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

ORGANIZATION OF INFORMATION

     Management's Discussion and Analysis provides a narrative on the Company's operating performance, financial condition and liquidity and should be read in conjunction with the accompanying financial statements. It includes the following sections:

o    EXECUTIVE OVERVIEW

o    SALES COMMENTARY

o    OPERATING RESULTS

o    ACQUISITIONS AND DIVESTITURES

o    RESTRUCTURING AND OTHER CHARGES

o    FINANCIAL CONDITION

o    MARKET RISK

o    CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

o    NEW ACCOUNTING STANDARDS

o    NON-GAAP FINANCIAL MEASURES

o    CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995

EXECUTIVE OVERVIEW

     The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are few publicly traded companies in the industry, limiting publicly available data; certain customers maintain in-house capabilities fulfilling at least a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. However, analysts generally estimate the flavor and fragrance market to be $11-$12 billion of which IFF represents 16%; the Company's nearest sized competitor is of similar size. The five largest companies in the industry represent 60 - 65% of the global market.

     Fragrance compounds are used in perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and softeners as well as air care products. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, household cleaners and air fresheners. Flavor products are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy food and confectionery products. The Company is also a leading manufacturer of synthetic ingredients used in making fragrances. Approximately 50% of the Company's ingredient production is consumed internally; the balance of production is sold to third party customers.

     Changing social habits resulting from such factors as increases in personal income and dual-earner households, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-cholesterol and low-fat food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.

     Flavors and fragrances are generally:

     o   created for the exclusive use of a specific customer;

     o sold in solid or liquid form, in amounts ranging from a few kilograms to many tons depending on the nature of the end product in which they are used;

     o a small percentage of the volume and cost of the end product sold to the consumer; and

     o   a major factor in consumer selection and acceptance of the product.

     Flavors and fragrances have similar economic and operational characteristics, including research and development, the nature of the creative and production processes, the manner in which products are distributed and the type of customer; many customers purchase both flavors and fragrances from the Company.

     A breakdown of sales by principal product category is depicted in the following graph.

2003 Sales by Category

                                [GRAPH OMITTED]

                    Ingredients                        13%
                    Fruit                               5%
                    Flavor compounds                   40%
                    Fine fragrance and toiletries      15%
                    Functional fragrances              27%

     The Company's five largest customers comprise 29% of consolidated sales and its top thirty customers 53% of sales; these sales percentages have been fairly constant for several years. A key factor for success is inclusion on major customers' core supplier lists opening opportunities to win new business. The Company is currently on the majority of core supplier lists of its major customers.

     The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. In addition, pricing pressure placed on the Company's customers by large and powerful retailers and distributors is inevitably passed along to the Company, and its competitors. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and a consistently high level of timely service and delivery. Leadership in innovation and creativity serves to mitigate the impact of pricing pressure.

     The Company produces more than 35,000 unique compounds annually of which 60% are flavors and 40% fragrances. In addition, the Company continually creates new compounds to meet the many and varied characteristics and needs of its customers' end products. No individual compound represents more than 1.5% of net sales. The development of fragrances and flavors is a complex artistic and technical process calling upon the combined knowledge and talents of creative perfumers and flavorists and application and research chemists. An important contribution to the creation of new fragrances and flavors is the development of new ingredients. The Company bears essentially all costs incurred in connection with the creation and development of new flavors and fragrances and such formulae are protected under trade secrecy. The Company is not materially dependent on any patents, trademarks or licenses.

     The Company's strategic focus in the three year period 2001 - 2003 has been:

     o To integrate Bush Boake Allen Inc. (BBA), acquired in November 2000, and the Company, and to reorganize the integrated organization under two global umbrellas of business development and operations. Business Development encompasses consumer and market research, product category strategy, product development, global sales and marketing and technical application. Operations are responsible for the customer supply chain. Reorganization was necessary to streamline the Company's operations, eliminating costs and improving asset utilization, in view of persistent price pressure from many of the Company's customers.

     o To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's customers.

     o To critically evaluate the profitability and growth potential of the Company's product portfolio.

     o To revitalize and redirect research and development initiatives to those areas considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

     In the three year period ended December 2003, considerable progress against these strategic initiatives has been made. The BBA integration was completed quickly and associated savings exceeded the $70 million anticipated at the time the acquisition was announced. Customer service levels have improved to the point where on time deliveries exceed the 95% level, with further improvement targeted; as a result, the Company has been placed back on a number of core supplier lists it had not been on. The Company exited certain non-core businesses, contributing to improved returns on sales and invested capital. The quality and depth of the Company's research and development efforts has improved significantly. In 2003, the Company patented fifteen new, commercially-viable ingredients for use in flavors and fragrances; these ingredients will begin to be commercialized in flavor and fragrance compounds in 2004.

     Moving forward, the Company remains committed to:

     o Continuous improvement in operations and customer service supported by the global implementation of an enterprise requirements planning software package (SAP), and related initiatives.

     o Research and development efforts in those aspects of flavors and fragrances and associated delivery mechanisms which the Company has identified as most likely to drive profitable future growth. The Company anticipates that much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology.

     The next stage in setting strategic initiatives will require establishing priorities and making choices in order to provide the best opportunity for continuous improvement in shareholder value.

SALES COMMENTARY

     Net sales for 2003, 2002 and 2001 were as follows:

                                              PERCENT                   PERCENT
          NET SALES                2003        CHANGE        2002       CHANGE        2001
----------------------------   -----------   ---------   -----------   --------   -----------
Flavors ....................   $   866.5     7%          $   809.0        (3%)    $   835.7
Fragrances .................     1,035.0     3%            1,000.2        (1%)      1,008.1
                               ---------                 ---------                ---------
   Total net sales .........   $ 1,901.5     5%          $ 1,809.2        (2%)    $ 1,843.8
                               =========                 =========                =========

     In 2003, sales were favorably affected by the weakening of the U.S.
dollar, most notably in comparison to the Euro, the Pound Sterling, the Australian dollar and the Japanese Yen; had exchange rates remained the same during 2003 and 2002, net sales would have declined 2%. In 2002, sales were favorably affected by the weakening of the U.S. dollar, most notably against the Euro, the Japanese Yen and the Australian dollar; had exchange rates remained the same during 2002 and 2001, net sales would have declined 3%.

     The Company manages its operations by major geographical region; management considers destination sales to be a key measure of performance. Approximately 70% of the Company's sales are outside the United States. Although the Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying strength of the Company's business.

2003 Sales by Destination

                                [GRAPH OMITTED]

                    North America            29%
                    Europe                   40%
                    Asia Pacific             16%
                    Latin America            12%
                    India                     3%


     The following table summarizes reported sales on a geographic basis:

                                              PERCENT                    PERCENT
SALES BY DESTINATION               2003        CHANGE        2002        CHANGE         2001
----------------------------   -----------   ---------   -----------   ----------   -----------
North America ..............   $   550.1         (4%)    $   570.9          (4%)    $   597.1
Europe .....................       761.7         13%         671.4           2%         658.1
Asia Pacific ...............       311.9          7%         290.9           2%         286.2
Latin America ..............       223.6         (2%)        227.5         (11%)        256.5
India ......................        54.2         12%          48.5           6%          45.9
                               ---------                 ---------                  ---------
   Total net sales .........   $ 1,901.5          5%     $ 1,809.2          (2%)    $ 1,843.8
                               =========                 =========                  =========

     The Company acquired BBA effective November 3, 2000. BBA sales and operating results have been included in the Company's consolidated results from that date. In conjunction with the integration of IFF and BBA, and as part of a restructuring of the Company's operations, certain non-core businesses (hereinafter referred to as the "non-core businesses") were disposed of during 2002 and 2001. These non-core businesses included the Company's fruit preparations business in North and Latin America, its North American concentrates business and a portion of the aroma chemicals business acquired in the BBA transaction. The non-core businesses had combined net sales of $9.4 and $83.8 in 2002 and 2001, respectively, in the periods they were owned by the Company. The non-core businesses were disposed of in a series of separately negotiated transactions with third parties; disposal of these businesses did not materially impact the Company's operating results.

     Pro-forma sales, excluding all sales associated with the non-core businesses from 2002 and 2001, and the basis on which the Company measures its performance, would have been:

                                              PERCENT    PRO-FORMA      PERCENT      PRO-FORMA
NET SALES                          2003        CHANGE        2002        CHANGE        2001
----------------------------   -----------   ---------   -----------   ---------   ------------
Flavors ....................   $   866.5     8%          $   799.6     1%           $   788.7
Fragrances .................     1,035.0     3%            1,000.2     3%               971.3
                               ---------                 ---------                  ---------
   Total net sales .........   $ 1,901.5     6%          $ 1,799.8     2%           $ 1,760.0
                               =========                 =========                  =========

     These pro-forma sales on a geographic basis would have been:

                                              PERCENT     PRO-FORMA     PERCENT      PRO-FORMA
SALES BY DESTINATION               2003        CHANGE        2002        CHANGE        2001
----------------------------   -----------   ---------   -----------   ---------   ------------
North America ..............   $   550.1         (2%)    $   561.7          1%      $   554.9
Europe .....................       761.7         13%         671.4          7%          627.8
Asia Pacific ...............       311.9          7%         290.8          3%          283.7
Latin America ..............       223.6         (2%)        227.4         (9%)         249.4
India ......................        54.2         12%          48.5         10%           44.2
                               ---------                 ---------                  ---------
   Total net sales .........   $ 1,901.5          6%     $ 1,799.8          2%      $ 1,760.0
                               =========                 =========                  =========

  2003 in Comparison to 2002

     In 2003, net sales increased 6% in comparison to 2002 pro-forma sales; had exchange rates remained the same during both years, 2003 sales would have declined 2%. Regional sales performance in 2003 was as follows:

     o North America flavor and fragrance sales declined 1% and 6%, respectively; in total the region declined 4%. Sales were impacted by weak economic conditions for much of the year, weak demand for fine fragrance, and the effect of ongoing customer efforts to reduce inventory levels. Fine fragrance, functional fragrance and chemical sales declined 8%, 4% and 8%, respectively. Excluding $9.4 of sales attributable to non-core businesses disposed of from the 2002 comparative, flavor sales increased 3%. The flavor performance resulted from several new product introductions.

     o Local currency sales in Europe decreased 3%. The dollar increase benefited from the stronger Euro and Pound Sterling on translation of local currency results into the U.S. dollar. The local currency sales performance reflected persistent economic weakness throughout the European region. Local currency fragrance sales in Europe declined 5%, resulting in an increase of 12% in dollars; fragrance sales were weakest in aroma chemicals and functional fragrances, which declined 12% and 4%, respectively. Local currency sales in fine fragrance increased 3%, benefiting from several new product introductions. Flavor sales declined 1% in local currency, although this resulted in a 15% increase in dollar sales.

     o Asia Pacific sales increased 1% in local currency; the dollar increase benefited from the stronger Japanese Yen and, to a lesser extent, the Australian dollar on translation of local currency results into the U.S. dollar. Flavor sales declined 2% in local currency while increasing 4% in dollars. Fragrance sales increased 7% in local currency and 12% in dollars; the fragrance growth was driven by a number of new product introductions throughout the region, most notably in Thailand, Greater China and Indonesia. Sales were strongest in Thailand, Vietnam, Indonesia and Greater China, with local currency increases of 25%, 14%, 9% and 6%, respectively. These strong performances were partially offset by persistent weakness in Japan and the Philippines where local currency sales declined 7% and 18%, respectively.

     o Latin America flavor sales increased 9%. The flavor sales performance was driven by increases of 80%, 31% and 19% in Central America, Argentina and Brazil, respectively, reflecting the benefit of new product introductions and, in Argentina, an improved economic environment.

         Fragrance sales declined 5% with Central America, Mexico and Brazil declining 15%, 6% and 8%, respectively; Argentina fragrance sales increased 22%, benefiting from improved economic conditions.

     o India sales increased 9% in local currency. The performance was led by an 11% local currency increase in flavor sales; local currency fragrance sales grew 7%. India sales performance benefited from many new product introductions as well as the continued strength of the Indian and neighboring economies.

  2002 in Comparison to 2001

     In 2002, pro-forma sales increased 2% in comparison to 2001 pro-forma sales; had exchange rates remained the same during both years, 2002 pro-forma sales would have increased 1%. Regional sales performance in 2002 was as follows:

     o North America flavor and fragrance sales declined 7% and 1%, respectively. The flavor sales decline resulted primarily from the sale of non-core businesses in both 2002 and 2001. Excluding sales of $9.4 and $42.2 attributable to these businesses in 2002 and 2001, respectively, pro-forma flavor sales increased 4% and fragrance sales were flat for the year, resulting in a 1% increase for the region. The pro-forma flavor sales growth was driven by new product introductions. Fragrance sales were flat in all product categories.

     o Local currency sales in Europe decreased 2%. The reported dollar increase benefited from the stronger Euro on translation of local currency results into the U.S. dollar. Local currency sales were unfavorably affected by the loss of sales attributable to non-core businesses disposed of in 2001. Excluding $30.3 of sales attributable to these non-core businesses from the 2001 comparative, local currency fragrance sales increased 7% and sales for the region increased 3%. On a pro-forma basis, local currency fragrance sales were strongest in aroma chemicals and fine fragrances, which increased 20% and 6%, respectively; functional fragrance sales were flat. Local currency flavor sales declined 3% although this resulted in a 1% increase in dollar sales.

     o Asia Pacific sales increased 2% in local currency. Excluding $2.5 of sales attributable to non-core businesses from the 2001 comparative, sales increased 3%. Flavor sales increased 4% in both local currency and dollars; fragrance sales were flat in local currency and increased 1% in dollars. Sales performance was strongest in Vietnam, Thailand, South Korea and Greater China, with respective local currency increases of 49%, 14%, 10% and 6%. These strong performances were substantially offset by persistent weakness in Japan and Indonesia, where local currency sales declined 6% and 7%, respectively.

     o Latin America sales performance was affected by the loss of sales attributable to non-core businesses disposed of in 2001, although the primary cause of the decline was the economic weakness that persisted throughout much of the region; excluding $7.1 of sales attributable to non-core businesses from the 2001 comparative, sales declined 9%. Flavor sales decreased 16% while fragrances declined 6%. Modest growth in Mexico and Central America was more than offset by declines of 46% and 7% in Argentina and Brazil, respectively.

     o India sales increased 5% in local currency. Excluding $1.7 of sales attributable to non-core businesses from the 2001 comparative, sales increased 10%. The performance was led by an 11% local currency increase in fragrance sales; local currency flavors sales grew 7%. India flavor and fragrance sales benefited from many new product introductions.

OPERATING RESULTS

     The percentage relationship of cost of goods sold and other operating expenses to reported sales is detailed in the following table.


                                                    2003         2002         2001
                                                 ----------   ----------   ----------
Cost of goods sold ...........................       57.5%        57.3%        57.7%
Research and development expenses ............        8.4%         8.0%         7.3%
Selling and administrative expenses ..........       16.2%        16.9%        17.0%
                                                     ====         ====         ====

     Cost of goods sold includes the cost of materials and manufacturing expenses; 65% - 70% is the cost of raw materials. Research expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances; such activities contribute significantly to the Company's business. Selling and administrative expenses support the Company's sales and operating levels.

     Segment profit, which excludes certain unallocated expenses, amortization of goodwill, and the effect of restructuring and other charges, was $370.3 in 2003, $355.1 in 2002 and $367.4 in 2001. The Company recorded restructuring and other charges of $42.4, $11.7 and $30.1 in 2003, 2002 and 2001, respectively. Operating profit totaled $285.8, $299.9 and $255.6 in 2003, 2002 and 2001, respectively.

  2003 in Comparison to 2002

     In 2003, cost of goods sold as a percentage of sales remained comparable with 2002 levels. Product mix, mainly due to weakness in sales of higher margin fine fragrances, had a negative impact on margins. However, the impact of unfavorable sales mix was substantially offset by reduced manufacturing expenses. The reduction in these expenses resulted from realizing the full year benefit derived from the closure of various plants in the prior year; such closures were directly related to the integration of BBA into IFF. In addition, the Company undertook certain restructuring activities in 2003, eliminating 171 manufacturing positions; these actions saved approximately $3.5 in 2003, contributing 10 basis points to margin improvement.

     Research and development expenses increased to 8.4% of sales, consistent with the Company's stated intention to expand its research initiatives. The Company anticipates that research and development expenses will approximate 8.0
- 8.5% of sales for the next several years.

     Selling and administrative expenses declined to 16.2% of sales. The Company undertook certain restructuring activities in 2003, eliminating duplicate layers of management and certain corporate positions affecting 150 selling and administrative positions; these actions saved approximately $6.2, contributing 40 basis points in 2003.

     In 2003, costs of goods sold and selling and administrative expenses include $1.5 and $4.0, respectively, incurred in connection with the implementation of SAP; these costs relate to training and data conversion and are charged to operating expenses as incurred. Such costs are expected to continue in 2004 at the same level; implementation costs will begin to decline in 2005 as the project nears completion.

  2002 in Comparison to 2001

     Cost of goods sold as a percentage of sales declined slightly from 2001 levels. The decline resulted from improvement in product mix, mainly due to the disposal of the non-core businesses, and the closure of certain manufacturing facilities in connection with the integration of BBA. In addition, the Company undertook certain restructuring activities, eliminating 127 manufacturing positions; these actions saved approximately $3.7 in 2002, contributing 20 basis points to margin improvement in 2002. These savings were partially offset by increased manufacturing expenses related to the Company's implementation of SAP and related initiatives, and the impact of the economic and currency disruption in Latin America which reduced the absorption of fixed manufacturing expenses and thus impacted profitability in that region. Total SAP-related costs in manufacturing expenses approximated $1.7 in 2002; there were no similar expenses in 2001.

     Research and development expenses increased as a percentage of sales in 2002, consistent with the Company's intention to increase its research initiatives.

     Selling and administrative expenses as a percentage of sales declined in 2002 compared to 2001 levels. The decline is a result of savings attributable to the integration of the Company's sales and administrative functions with those of BBA. In addition, the Company undertook certain restructuring activities, eliminating duplicate layers of management and certain corporate positions and affecting 21 selling and administrative positions; these actions saved approximately $0.8 in 2002. In 2002, selling and administrative expenses include $2.9 related to the implementation of SAP; there were no such expenses in 2001.

  Interest Expense

     Interest expense totaled $28.5, $37.0 and $70.4 in 2003, 2002 and 2001, respectively. Interest expense declined in each year as a result of reduced borrowing levels, a general decline in interest rates and the Company's interest rate and debt management initiatives. The average interest rate was 3.0%, 3.4% and 5.4% in 2003, 2002 and 2001, respectively. More information on debt and interest rate management is contained in Note 9 and Note 15 of the Notes to the Consolidated Financial Statements.

  Other (Income) Expense, Net

     Other (income) expense, net was $5.4 expense in 2003, $3.6 income in 2002 and $2.6 income in 2001. In 2003, the Company repurchased $200.7 of long-term notes otherwise scheduled to mature in May 2006; purchases were made through a series of open market transactions, funded with commercial paper. The Company incurred a net loss of $4.2 in connection with the debt repurchase, which is included in Other (income) expense, net. Further details on the repurchase are contained in Note 9 of the Notes to the Consolidated Financial Statements.

     The increase in other income in 2002 compared to 2001 was principally due to favorable exchange results; exchange gains were $1.6, $2.3 and $1.9 in 2003, 2002 and 2001, respectively.

  Income Taxes

     The effective tax rate for 2003 was 31.5%, compared to 34.0% for 2002 and 38.2% for 2001. The lower rate in 2003 is the result of tax planning initiatives and the benefits of combining various IFF and BBA legal entities into a single tax structure. In 2003, the tax rate also benefited from restructuring and other charges, most of which were incurred in higher tax jurisdictions. The lower rate in 2002 resulted from the discontinuance of goodwill amortization; such goodwill was not deductible for purposes of determination of the Company's taxable income. The Company anticipates that its effective tax rate in 2004 will approximate 31.5%.

ACQUISITIONS AND DIVESTITURES

     In 2003, the Company acquired 70% of the outstanding shares of Celessence International Ltd. (Celessence), a company engaged in the development and distribution of encapsulation and delivery systems for use in fragrance and other applications for $6.4. The acquisition was accounted for as a purchase business combination. The principal Celessence asset is a process technology patent included in other intangible assets that is being amortized over its estimated remaining useful life. Celessence results, which are not material, are included in the consolidated results of the Company from acquisition date. Final allocation of the purchase price is not complete as of December 31, 2003 pending final valuation of the intangible asset.

     In November 2000, the Company acquired BBA; total consideration paid, including transaction costs, was $970.0. At acquisition date, BBA owned approximately 73% of its Indian subsidiary, BBA India Limited (BBAIL). During 2002, the Company acquired additional BBAIL shares, raising its ownership to 93%; cost of the acquired shares was $11.8. More details on the BBA acquisition are contained in Note 3 of the Notes to the Consolidated Financial Statements.

     The Company established accruals relating to the integration of BBA operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings.

     Movements in acquisition accounting accruals were:

                                                       ASSET-
                                       EMPLOYEE-      RELATED
                                        RELATED      AND OTHER       TOTAL
                                      -----------   -----------   ----------
Balance January 1, 2001 ...........     $   4.1       $   6.2      $  10.3
Additional charges ................        41.0          25.0         66.0
Cash and other costs ..............       (31.3)        (21.3)       (52.6)
                                        -------       -------      -------
Balance December 31, 2001 .........        13.8           9.9         23.7
Cash and other costs ..............        (7.8)         (8.8)       (16.6)
                                        -------       -------      -------
Balance December 31, 2002 .........         6.0           1.1          7.1
Cash and other costs ..............        (3.6)         (1.1)        (4.7)
                                        -------       -------      -------
Balance December 31, 2003 .........     $   2.4       $     -      $   2.4
                                        =======       =======      =======

     The remaining liability will be utilized in 2004 as severance obligations are satisfied.

     At December 31, 2003 and 2002, goodwill and other intangible assets, net of accumulated amortization, totaled $799.4 and $794.1, respectively. The principal changes in goodwill and intangible assets relate to the acquisition of Celessence. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates the amortization of goodwill and indefinite-lived intangibles and requires an evaluation of potential impairment upon adoption, and at least annually thereafter. FAS 142 also prescribes that other indefinite-lived intangibles be included with goodwill. In 2002, certain intangibles were reclassified as indefinite-lived intangibles in accordance with the provisions of FAS 142. The Company completed its annual assessments in 2003 and 2002, concluding that it has no impairment of goodwill or other intangible assets. Additional details are contained in Note 7 of the Notes to the Consolidated Financial Statements.

     The Company sold its concentrate business based in Oregon in June 2002 and recorded a restructuring and other charge of $4.3 related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $9.4; operating profit was not significant.

     In October 2001, the Company sold its formulated fruit and vegetable preparation businesses in the United States and Brazil and recorded a restructuring and other charge of $7.4 related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $23.0, with operating profit of approximately $2.2.

     In December 2001, the Company sold the U.K.-based aroma chemicals business acquired as part of the BBA purchase. Sales for the business up to the date of disposition were $36.7, with operating profit of approximately $1.5. No gain or loss was recognized as a result of this transaction.

     Proceeds from the sales, which were not material, were used to reduce borrowings.

RESTRUCTURING AND OTHER CHARGES

     Since 1999, the Company has undertaken a series of actions associated with the closure of Company facilities and elimination of various employee positions.

     The actions undertaken in 1999 were initiated under a cost-cutting program intended to streamline the Company's operations worldwide. The principal locations affected were the United States, the United Kingdom, the Netherlands and France, with lesser impact in various locations in Asia Pacific and Latin America; as a result the Company recorded pre-tax charges of $40.9. Elements of the charges relating to accelerated depreciation on assets to be disposed of were recorded in cost of goods sold ($1.2), selling and administrative expenses ($2.3) and other income and expense ($4.5). The remaining actions related to employee separation and asset-related costs associated with both write-down and disposal actions resulted in restructuring and other charges of $32.9. Under these actions, 222 employees left the Company.

     As an element of the cost-cutting program, the Company offered a voluntary early retirement incentive to certain U.S.-based employees in the fourth quarter of 1999 with notification of acceptance in the first quarter of 2000; 71 employees accepted, resulting in a pre-tax charge of $9.3 in 2000. The early retirement program completed the cost-cutting program undertaken in 1999 at an overall cost of $50.2.

     In mid-2000, senior management changed, after which the Company conducted a comprehensive analysis of its business development, research and development, and operating activities and associated staffing levels. In October 2000, the Company announced a significant reorganization entailing the elimination of multiple layers of management, closure of certain manufacturing facilities to improve capacity utilization, and the intended disposal of certain non-core businesses. On completion, the reorganization was expected to yield annual savings approximating $25.0 to $30.0, a portion of which was to be reinvested in the business.

     At the time the plan was announced, it was anticipated that such actions would take place over the ensuing 24 months and incur expected costs of $90.0 - $100.0. The integration of BBA into IFF, and the reorganization, proceeded concurrently.

     An element of the reorganization was a second voluntary early retirement program extended to U.S.-based employees, which 85 employees accepted, resulting in pre-tax charges of $14.5. An additional 41 employees were terminated by eliminating duplicate management positions at corporate, regional and affiliate locations, resulting in the Company recording pre-tax charges of $17.5. In total, 197 employees were severed and the Company recorded pre-tax charges totaling $41.3, comprised of:

     o   The first early retirement plan - $9.3;

     o   The second early retirement plan - $14.5; and

     o   Other reorganization costs - $17.5.

     During 2001, the Company sold its fruit preparation business in the United States and Brazil to a third party, and closed IFF operations in Hong Kong, South Africa, Chile, Venezuela, Kenya, Texas and Oregon. As a result, 465 employees were severed and the Company recorded pre-tax charges totaling $30.1; $10.1 related to employee terminations and $20.0 related to location closures and asset write-downs.

     During 2002, the Company closed IFF operations in Australia, discontinued fragrance compounding in Japan and sold its fruit concentrate business to a third party. As a result, 148 employees were severed and the Company recorded pre-tax charges of $11.7; $4.3 related to employee severance and $7.4 related to location closures and asset write-downs.

     In 2003, the Company completed the reorganization activities. These steps could only be undertaken upon completion of the integration of IFF and BBA which was completed in the fourth quarter of 2002. The actions eliminated duplicate employment functions and processes, including several senior corporate positions as well as regional and local levels. The Company eliminated 321 positions and recorded pre-tax charges of $42.4; $38.0 related to employee terminations and $4.4 related to location closures and asset write-downs. The 2003 asset-related charges relate principally to final quantification of costs for previous actions taken.

     With respect to all restructuring and other charges:

     o Separation costs for the employees relate primarily to severance, outplacement and other benefit costs;

     o Asset write-down charges relate to establishment of the new carrying value for assets held for sale or disposal; and

     o Other costs include lease termination costs and other reorganization expenses incurred to effect either the employee separation or location closure.

     Since October 2000, the Company recorded pre-tax charges of $116.1 in comparison to the $90.0-$100.0 forecast at the time the plan was announced. The increase was due to additional actions taken in the final stages of the reorganization and the impact the weaker U.S. dollar had on the translation of the cost of actions undertaken outside the United States.

     The charges discussed above exclude all charges associated with the integration of BBA into IFF where such costs were incurred in connection with the closure of BBA facilities or the elimination of BBA employees; all such costs were accounted for in the acquisition accounting as detailed in Note 3 of the Notes to the Consolidated Financial Statements.

     Positions eliminated by region in each of the three years in the period ended December 31, 2003 were:

                                                     2003     2002     2001
                                                    ------   ------   -----
North America ...................................     81       91      197
Europe ..........................................     97       42       62
Asia Pacific ....................................    120       15      145
Latin America ...................................     19        -       61
India ...........................................      4        -        -
                                                     ---      ---      ---
Total ...........................................    321      148      465
                                                     ===      ===      ===

     Charges by region in each of the three years in the period ended December 31, 2003 were:




                                              2003         2002         2001
                                           ----------   ----------   ----------
North America ..........................    $  20.2      $   5.6      $  14.7
Europe .................................       16.9          5.8          4.2
Asia Pacific ...........................        3.6          0.3          8.6
Latin America ..........................        1.3            -          2.6
India ..................................        0.4            -            -
                                            -------      -------      -------
                                            $  42.4      $  11.7      $  30.1
                                            =======      =======      =======

     Movements in related accruals in each of the three years in the period ended December 31, 2003 were:


                                                       ASSET-
                                       EMPLOYEE-      RELATED
                                        RELATED      AND OTHER       TOTAL
                                      -----------   -----------   ----------
Balance January 1, 2001 ...........     $  24.4       $   2.0      $  26.4
Additional charges ................        10.1          20.0         30.1
Cash and other costs ..............       (27.5)        (21.3)       (48.8)
                                        -------       -------      -------
Balance December 31, 2001 .........         7.0           0.7          7.7
Additional charges ................         4.3           7.4         11.7
Cash and other costs ..............       ( 7.9)        ( 7.7)       (15.6)
                                        -------       -------      -------
Balance December 31, 2002 .........         3.4           0.4          3.8
Additional charges ................        38.0           4.4         42.4
Cash and other costs ..............       (21.8)        ( 3.3)       (25.1)
                                        -------       -------      -------
Balance December 31, 2003 .........     $  19.6       $   1.5      $  21.1
                                        =======       =======      =======

     The balance of the employee-related liabilities will be utilized by 2006 as obligations to affected employees are satisfied; the asset-related charges will be utilized in 2004 on final decommissioning and disposal of the affected equipment.

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments totaled $12.6 at December 31, 2003 compared to $15.2 and $48.9 at December 31, 2002 and 2001, respectively. Working capital totaled $376.6 at year-end 2003, compared to $507.3 and $336.1 at December 31, 2002 and 2001, respectively. Gross additions to property, plant and equipment were $66.0, $81.8 and $52.0 in 2003, 2002 and 2001, respectively, and are expected to approximate $90.0 in 2004.

     At December 31, 2003, the Company had $884.5 of debt outstanding, including deferred gains and mark-to-market adjustments on interest rate swap transactions approximating $38.0. Debt includes $499.3 of 6.45% Notes, maturing in May 2006. At December 2002, the Company had $700.0 of such Notes outstanding. During 2003, the Company repurchased $200.7 of the Notes. All repurchases were funded with commercial paper. The repurchases were intended to take full advantage of the Company's strong cash flows and to enable the Company to reduce long-term debt prior to the Notes' scheduled maturity in 2006. Interest expense will be reduced as a result of the shift to commercial paper borrowing. Based on current borrowing rates, the Company expects to save approximately $4.0 annually in interest expense as a benefit of replacing the Notes with commercial paper; interest expense savings in 2003 approximated $2.9. The Company does not anticipate additional repurchases of Notes prior to their scheduled maturity.

     In 2002, the Company entered into a five-year Euro 350.0 (approximately $440.0 at December 31, 2003) multi-currency revolving credit agreement. Prior to the third quarter of 2003, the five-year Euro facility was characterized as long-term debt; the Company employs this facility as a European-wide working capital facility. At December 31, 2003, the Company had no borrowings under this facility.

     In 2002, the Company exercised an option under its existing $500.0 U.S. revolving credit facility and cancelled the $200.0 364-day portion of the agreement. The remaining $300.0 revolving credit facility extends to September 2006. The revolving credit agreement serves as backstop for the Company's commercial paper program; there have been no borrowings under this agreement. The Company compensates participating banks in the form of fees, the amounts of which are not material. At December 31, 2003, outstanding commercial paper totaled $162.9 at an average interest rate of 1.2% compared to $38.0 at December 31, 2002 at an average interest rate of 1.6%. Commercial paper maturities did not extend beyond January 22, 2004.

     In 2003, the Company sold its New York corporate headquarters to an unrelated third party for $91.0 in cash, concurrently, entering into a long-term lease with respect to the space it occupies (approximately 40% of the building). The gain realized on the sale, after transaction costs, of $52.7, has been deferred and is being credited to income over the initial 27.5-year lease term.

     In 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities to an unrelated third party for $48.0 in cash. Concurrently, the Company entered into a long-term lease with respect to the facilities. The gain realized on the sale, after transaction costs, of $26.7, has been deferred and is being credited to income over the initial 22-year lease term.

     In April 2000, the Company announced a plan to repurchase up to 7.5 million shares of its common stock. In September 2000, the Company increased its share repurchase program by $100.0. The Company completed the April 2000 program during 2001 and the September 2000 program in 2002. In October 2002, the Company announced a new share repurchase program of $100.0. Under these plans, the Company purchased 1.8 million shares, 2.3 million shares, and 3.0 million shares in 2003, 2002 and 2001, respectively, at a total cost of $55.4, $72.3 and $71.2, respectively. Average per share cost of the shares acquired in 2003, 2002 and 2001 was $31.66, $31.52 and $23.60, respectively. Repurchases are made on the open market or through private transactions. At December 31, 2003, the Company had $42.0 remaining under its October 2002 repurchase plan, representing approximately 1.2 million shares based on a stock price of $35 per share. Repurchased shares are available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

     The dividend paid per share in 2003, 2002 and 2001 was $.62, $.60 and $.60, respectively. In January and April 2003, the Company paid a quarterly cash dividend of $.15 per share to shareholders. In May 2003, the Company increased the annual dividend to $.64 per share, effective with the dividend paid in July 2003. The Company's intention is to pay dividends approximating 30% to 35% of yearly earnings. The Company paid dividends totaling $58.2, $56.8 and $57.6 in 2003, 2002 and 2001, respectively.

     The cumulative translation adjustment component of Accumulated other comprehensive income was ($45.2) at December 31, 2003, compared to ($138.2) at December 31, 2002. The change results principally from the weakening of the U.S. dollar against the Euro. The Minimum pension liability adjustment component of Accumulated other comprehensive income was ($82.8) at December 31, 2003, compared to ($75.0) at December 31, 2002. This change reflects lower pension asset values coupled with a reduction in the discount rate assumptions used to calculate pension liabilities. The accumulated loss on derivatives qualifying as hedges was ($3.7) at December 31, 2003 compared to a gain of $0.7 at December 31, 2002.

     Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 2003, the Company spent approximately $2.9 on capital projects and about $14.7 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

     The following table indicates the amount of payments due within the time periods specified below under long-term debt, current portion of long-term debt included in Bank loans and current portion of long-term debt, capital leases, operating leases and purchase obligations reflected on the Company's December 31, 2003 financial statements:


                                                          PAYMENTS DUE BY PERIOD
                                    ------------------------------------------------------------------
                                                   LESS THAN                                 MORE THAN
CONTRACTUAL OBLIGATIONS(1)             TOTAL         1 YEAR      2-3 YEARS     4-5 YEARS      5 YEARS
---------------------------------   -----------   -----------   -----------   -----------   ----------
Borrowings (See Note 9) .........    $  653.6       $   0.8      $  511.3      $  124.5      $   17.0
Operating leases(2) .............       276.1          18.2          29.3          20.8         207.8
Purchase obligations(3) .........         9.7           0.2           9.5             -             -
                                     --------       -------      --------      --------      --------
   Total ........................    $  939.4       $  19.2      $  550.1      $  145.3      $  224.8
                                     ========       =======      ========      ========      ========

----------
(1)  Pension funding obligations are included in Note 14 Retirement Benefits.

(2) Operating leases include facility and other lease commitments executed in the normal course of the Company's operations. Additional details concerning the Company's United States facilities are contained in Note 8 and details concerning the Company's worldwide aggregate lease facilities are contained in Note 17.

(3) Purchase obligations are those commitments not recorded on the balance sheet.

     The Company anticipates that all financing requirements will be funded from operations and credit facilities currently in place. Cash flows from operations are sufficient to fund the Company's anticipated capital spending, dividends and other requirements including debt reduction; the Company anticipates reducing borrowings by approximately $100.0 in 2004; in comparison, borrowings were reduced by approximately $145.0 and $165.0 in 2003 and 2002, respectively. The Company may dispose of additional non-core assets; any related net proceeds will be used primarily to reduce borrowings.

MARKET RISK

     The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. The Company evaluates and manages volatility relating to these exposures on a global basis to take advantage of netting opportunities that may exist. Identified net exposures are managed employing a number of techniques including but not limited to borrowings in local currencies and the use of certain derivative instruments.

     The Company operates on a global basis and, accordingly, is exposed to currency fluctuation related to the manufacture and sale of its products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Mexico, Brazil, China, Indonesia, Australia and Japan, although all regions in the world are subject to foreign currency fluctuations versus the U.S. dollar and other cross-currency rates. The Company actively monitors its foreign currency exposures in all major markets in which it operates, and employs a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2003 and 2002, the Company had outstanding foreign currency forward contracts with notional amounts approximating $178.0 and $131.4, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate. Accordingly, the effective portion of any gain or loss on a derivative instrument reported as a cash flow hedge is reported as a component of Accumulated other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The Company had no ineffective foreign currency forward contracts at December 31, 2003 or 2002.

     The Company employs various interest rate swaps and debt issuances with the objective of managing and optimizing its interest rate exposure.

     In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate (LIBOR) plus an interest markup. In response to changes in market conditions and the value of the swaps, and in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6, $56.5 and $19.9 in 2003, 2002 and 2001, respectively, including accrued interest of $3.7, $6.5 and $3.3, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. At December 31, 2003, the Company had terminated all swap agreements related to the Notes; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was 3.6% at December 31, 2003. The effective rate on the Notes at December 31, 2002 and 2001 was 3.4% and 3.7%, respectively.

     In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 the Company amended the swaps and the counterparty paid the Company $3.0, including accrued interest of $0.5. These net gains have been deferred, and are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses; actual results may differ from such estimates. The diversity of the Company's products, customers, geographic operations, sources of supply and markets reduces the risk that any one event would have a severe impact on the Company's operating results. The Company recognizes revenue when products are shipped and title and risk of loss transfer to the customer. The greatest complexity of the Company's business is in the area of research and development and creation of new products, for which all costs are expensed as incurred.

     Those areas requiring the greatest degree of management judgment or deemed most critical to the Company's financial reporting involve:

     o The periodic assessment of potential impairment of intangible assets acquired in business combinations;

     o The evaluation of potential environmental and legal liabilities, where frequently changing rules, regulations and circumstances require constant reassessment of related practices and anticipated costs;

     o Determination of the various assumptions employed in the valuation of pension and retiree health care expense and associated obligations;

     o Recoverability and realization of assets, most notably in lesser developed areas of the world where fluctuating currencies and frequently unsettled economic conditions can create uncertainty;

     o The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time; and

     o The determination of financial instruments employed as effective hedges of cash flows or market risk exposures.

     Management believes that full consideration has been given to all relevant circumstances that the Company may be currently subject to, and the financial statements accurately reflect management's best estimate of the results of operations, financial condition and cash flows of the Company for the years presented.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities was issued in June 2002. FAS 146 establishes accounting and reporting standards for exit or disposal activities initiated after December 31, 2002, and requires such costs to be recognized when the liability is incurred and not at project initiation. The Company adopted the provisions of FAS 146 without material impact to reported results.

     SFAS No. 148 (FAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure was issued in December 2002. FAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to use the intrinsic method of accounting for stock-based awards to employees. No expense has been recognized for stock-based compensation other than for restricted stock awards.

     The Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and No. 46, Consolidation of Variable Interest Entities. The Company has no investments in entities to which these interpretations apply.

     SFAS No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments under FAS 133. The Company adopted this standard without material impact to reported results.

     SFAS No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits was revised in December 2003. The revised version is effective for fiscal years ending after December 15, 2003. FAS 132, as revised, requires enhanced disclosures about defined benefit pension and other postretirement benefit plan assets, obligations, cash flows, and net cost. The Company has complied with the expanded disclosure requirements prescribed by the revised standard.

NON-GAAP FINANCIAL MEASURES

     The discussion of the Company's historical results and its commentary regarding expected future results include and, where indicated, exclude the impact of sales attributable to certain non-core businesses disposed of in 2002 and 2001, the impact of certain charges related to the Company's reorganization activities and the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to assist in a better understanding of, on a period-to-period basis, the impact of sales attributable to certain non-core businesses disposed of in 2002 and 2001, the impact of exchange rate fluctuations and the impact such specifically identified charges have on operating results and financial condition. In addition, management considers each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements in this Annual Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Certain of such forward-looking information may be identified by such terms as "expect," "believe," "may," "will," and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate (LIBOR) plus an interest markup. In response to changes in market conditions and the value of the swaps and, in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 million, $56.5 million and $19.9 million in 2003, 2002 and 2001, respectively, including accrued interest of $3.7 million, $6.5 million and $3.3 million, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. At December 31, 2003, the Company had terminated all swap agreements related to the Notes; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was 3.6% at December 31, 2003. The effective rate on the Notes at December 31, 2002 and 2001 was 3.4% and 3.7%, respectively.

     In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003, the Company amended the swap and the counterparty paid the Company $3.0 million, including accrued interest of $0.5 million. These net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreement, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2003.

     The Company has executed a 10-year Yen U.S. dollar currency swap related to the purchase and sale of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated other comprehensive income.

     The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2003 and 2002, the Company had outstanding foreign currency forward contracts with notional amounts of $178.0 million and $131.4 million, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate. The Company had no ineffective foreign currency forward contracts at December 31, 2003 or 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See index to Financial Statements on page 34. See Item 6 for supplemental data on page 13 and 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

     The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the IFF 2004 Proxy Statement and is incorporated by reference herein. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" that appears in the IFF 2004 Proxy Statement is also incorporated by reference herein. See Part I,
Item 1 of this Form 10-K for information relating to the Company's Executive Officers.

     The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") that applies to the Company's chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available on the Company's website www.iff.com. A waiver from any provision of the Code of Ethics in favor of a director or executive officer may only be granted by the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the Code of Ethics granted to the Company's chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on the Company's Internet website: www.iff.com.

     The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption "Board and Committee Meetings" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information relating to executive compensation is set forth under the captions "Summary Compensation Table", "Option/SAR Grants in 2003", "Aggregated Option Exercises in 2003 and Option/SAR Values at December 31, 2003", "Directors' Compensation", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", "Compensation Committee Interlocks and Insider Participation and Other Related Party Matters", "Executive Separation Policy" and "Pension Plans" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein. The information relating to the Company's equity plans is set forth under the caption "Equity Compensation Plans" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information regarding certain relationships and related transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information regarding principal accountant fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant are set forth under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policies and Procedures" in the IFF 2004 Proxy Statement and such information is incorporated by reference herein.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, management's report and independent auditors report are included in this report:

Report of Management ...........................................................................     34
Report of Independent Auditors .................................................................     35
Consolidated Statement of Income for the three years ended December 31, 2003 ...................     36
Consolidated Balance Sheet--December 31, 2003 and 2002 .........................................     37
Consolidated Statement of Cash Flows for the three years ended December 31, 2003 ...............     38
Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2003......     39
Notes to Consolidated Financial Statements .....................................................  40-59

REPORT OF MANAGEMENT

     The accompanying consolidated financial statements of International Flavors & Fragrances Inc. have been prepared by management in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts that are based on management's best estimates and judgment. The audit report on the Company's financial statements by PricewaterhouseCoopers LLP, independent auditors, is based on the result of their audits, which were performed in accordance with generally accepted auditing standards.

     The Company maintains an internal control structure and related systems, policies and procedures designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization so that the accounting records can be relied upon for the preparation of financial statements. The Company's control system is enhanced through a formal Code of Business Conduct and Ethics that establishes standards for professional conduct and integrity for employees worldwide. The Company also has an internal audit function that evaluates and formally reports to management and the Audit Committee of the Board of Directors on the adequacy and effectiveness of controls, policies and procedures.

     The Audit Committee of the Board of Directors is composed entirely of non-employee directors. The Committee meets periodically and independently throughout the year with management, the internal auditors and the independent auditors to discuss the Company's internal accounting controls, auditing and financial reporting matters. The internal auditors and independent auditors have unrestricted access to the Audit Committee.

     It is management's opinion that IFF's policies and procedures and the system of internal controls currently in place provide reasonable assurance that operations are managed in a responsible and professional manner and with the highest standard of business conduct.


/s/ Richard A. Goldstein                   /s/ Douglas J. Wetmore
------------------------                   ----------------------
Richard A. Goldstein                       Douglas J. Wetmore
Chairman of the Board and                  Senior Vice President and
Chief Executive Officer                    Chief Financial Officer

     The Company's Chief Executive Officer will timely provide the NYSE with the certification required by NYSE Rule 303A(12). The Company's Chief Executive Officer and Chief Financial Officer have each filed with the Securities Exchange Commission required certifications regarding the quality of the Company's public disclosures.

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF INTERNATIONAL FLAVORS & FRAGRANCES INC.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.




/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
January 27, 2004

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME


                                                            YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)         2003           2002          2001
------------------------------------------------- --------------- ------------- -------------
Net sales .......................................   $ 1,901,520    $1,809,249    $1,843,766
Cost of goods sold ..............................     1,092,456     1,035,835     1,063,433
Research and development expenses ...............       159,286       144,027       135,248
Selling and administrative expenses .............       308,951       305,156       313,335
Amortization ....................................        12,632        12,632        46,089
Restructuring and other charges .................        42,421        11,737        30,069
Interest expense ................................        28,477        37,036        70,424
Other (income) expense, net .....................         5,437        (3,591)       (2,609)
                                                    -----------    ----------    ----------
                                                      1,649,660     1,542,832     1,655,989
                                                    -----------    ----------    ----------
Income before taxes on income ...................       251,860       266,417       187,777
Taxes on income .................................        79,263        90,473        71,775
                                                    -----------    ----------    ----------
Net income ......................................   $   172,597    $  175,944    $  116,002
                                                    ===========    ==========    ==========

                                                           2003          2002          2001
                                                    -----------    ----------    ----------
Net income per share - basic ....................         $1.84         $1.86         $1.21
Net income per share - diluted ..................         $1.83         $1.84         $1.20

                 See Notes to Consolidated Financial Statements

                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET


                                                                                     DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                      -------------------------------
ASSETS                                                                           2003             2002
--------------------------------------------------------------------------  --------------   --------------
Current Assets:
Cash and cash equivalents ................................................    $   12,081       $   14,858
Short-term investments ...................................................           474              307
Receivables: .............................................................
 Trade ...................................................................       336,980          327,306
 Allowance for doubtful accounts .........................................       (16,212)         (12,933)
 Other ...................................................................        18,957           24,234
Inventories ..............................................................       454,631          421,603
Deferred income taxes ....................................................        66,070           67,176
Prepaid expenses .........................................................        29,691           24,198
                                                                              ----------       ----------
 Total Current Assets ....................................................       902,672          866,749
Property, Plant and Equipment, net .......................................       510,612          520,499
Goodwill, net ............................................................       647,226          642,655
Intangible Assets, net ...................................................       152,187          151,424
Other Assets .............................................................        94,195           51,367
                                                                              ----------       ----------
Total Assets .............................................................    $2,306,892       $2,232,694
                                                                              ==========       ==========

                                                                                      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                      -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                              2003            2002
--------------------------------------------------------------------------  --------------   --------------
Current Liabilities:
Bank loans and current portion of long-term debt .........................    $   31,371       $   11,684
Commercial paper .........................................................       162,933           37,979
Accounts payable .........................................................       104,028          104,007
Accrued payrolls and bonuses .............................................        41,032           36,250
Dividends payable ........................................................        14,996           14,138
Income taxes .............................................................        27,826           38,496
Other current liabilities ................................................       143,859          116,943
                                                                              ----------       ----------
 Total Current Liabilities ...............................................       526,045          359,497
                                                                              ----------       ----------
Other Liabilities:
Long-term debt ...........................................................       690,231        1,007,085
Deferred gains ...........................................................        73,439           24,834
Retirement liabilities ...................................................       210,031          197,111
Other liabilities ........................................................        64,515           69,489
                                                                              ----------       ----------
 Total Other Liabilities .................................................     1,038,216        1,298,519
                                                                              ----------       ----------
Commitments and Contingencies (Note 17)
Shareholders' Equity:
Common stock 12 1/2(cent) par value; authorized 500,000,000 shares; issued
 115,761,840 shares ......................................................        14,470           14,470
Capital in excess of par value ...........................................        95,138          109,735
Restricted stock .........................................................        (3,952)          (5,723)
Retained earnings ........................................................     1,496,104        1,382,539
Accumulated other comprehensive income: ..................................
 Cumulative translation adjustment .......................................       (45,188)        (138,175)
 Accumulated (losses) gains on derivatives qualifying as hedges (net of
   tax) ..................................................................        (3,678)             733
 Minimum pension liability adjustment (net of tax) .......................       (82,815)         (75,038)
                                                                              ----------       ----------
                                                                               1,470,079        1,288,541
Treasury stock, at cost - 22,032,132 shares in 2003 and 21,507,668 shares
 in 2002 .................................................................      (727,448)        (712,876)
Note receivable from officer .............................................             -             (987)
                                                                              ----------       ----------
 Total Shareholders' Equity ..............................................       742,631          574,678
                                                                              ----------       ----------
Total Liabilities and Shareholders' Equity ...............................    $2,306,892       $2,232,694
                                                                              ==========       ==========

  See Notes to Consolidated Financial Statements

                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
(DOLLARS IN THOUSANDS)                                                   2003            2002            2001
-----------------------------------------------------------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ......................................................    $  172,597      $  175,944      $  116,002
Adjustments to reconcile to net cash provided by operations:
 Depreciation and amortization ..................................        86,721          84,458         123,493
 Deferred income taxes ..........................................       (11,565)         (6,381)        (18,113)
 Changes in assets and liabilities: .............................
  Current receivables ...........................................        35,956          15,452           8,925
  Inventories ...................................................         7,690          17,259          (1,207)
  Current payables ..............................................       (32,252)        (27,623)        (20,076)
  Other, net ....................................................        10,449         (15,765)        (27,519)
                                                                     ----------      ----------      ----------
Net cash provided by operations .................................       269,596         243,344         181,505
                                                                     ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from investments ......................................            33             257           8,250
 Purchases of investments .......................................          (161)           (176)        (19,786)
 Acquisitions and purchase of minority interest .................        (6,400)        (11,791)              -
 Additions to property, plant and equipment .....................       (65,955)        (81,815)        (52,016)
 Proceeds from disposal of assets ...............................        97,675          64,634          14,900
                                                                     ----------      ----------      ----------
Net cash provided by (used in) investing activities .............        25,192         (28,891)        (48,652)
                                                                     ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash dividends paid to shareholders ............................       (58,174)        (56,826)        (57,618)
 Net change in bank loans .......................................        12,551         (14,774)        (13,088)
 Net change in commercial paper outstanding .....................       124,954        (166,250)       (605,123)
 Proceeds from long-term debt ...................................        35,984         282,329         580,545
 Repayments of long-term debt ...................................      (386,399)       (251,837)        (49,705)
 Proceeds from issuance of stock under stock option and .........
  employee stock purchase plans .................................        26,278          29,579           6,842
 Purchase of treasury stock .....................................       (55,447)        (72,273)        (71,234)
                                                                     ----------      ----------      ----------
Net cash used in financing activities ...........................      (300,253)       (250,052)       (209,381)
                                                                     ----------      ----------      ----------
Effect of exchange rate changes on cash and cash equivalents.....         2,688           1,936          (3,820)
                                                                     ----------      ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................        (2,777)        (33,663)        (80,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................        14,858          48,521         128,869
                                                                     ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................    $   12,081      $   14,858      $   48,521
                                                                     ==========      ==========      ==========

  See Notes to Consolidated Financial Statements

                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                  ACCUMULATED                                   NOTE        TOTAL
                                 CAPITAL IN                          OTHER            TREASURY STOCK         RECEIVABLE    COMPRE-
                         COMMON   EXCESS OF  RESTRICTED RETAINED  COMPREHENSIVE ---------------------------     FROM       HENSIVE
(DOLLARS IN THOUSANDS)    STOCK   PAR VALUE    STOCK    EARNINGS     INCOME        SHARES           COST      OFFICER      INCOME
----------------------- ------- ----------- ----------  --------  ------------- ---------------- ---------- ----------- ----------
Balance at January 1,
 2001 .................  $14,470  $ 133,041  $     -    $1,204,561  $  (77,578)  (18,335,796)   $(643,235)   $     -
Net income ............                                    116,002                                                        $116,002
Cumulative translation
 adjustment ...........                                                (78,688)                                            (78,688)
Accumulated losses on
 derivatives qualifying
 as hedges (net of
 tax) .................                                                 (2,261)                                             (2,261)
Minimum pension
 liability adjustment
 (net of tax) .........                                                (20,009)                                            (20,009)
                                                                                                                          --------
Total comprehensive
 income ...............                                                                                                    $15,044
                                                                                                                          ========
Cash dividends
 declared ..............                                   (57,219)                  187,056        9,623       (987)
Stock options ..........             (3,941)
Reacquired shares ......                                                          (3,019,100)     (71,234)
Restricted stock award .             (2,930)    (3,065)                              170,886        5,995
Amortization ...........                         1,625
                         -------   --------  ---------   ---------   ---------    ----------    ---------    --------
Balance at December 31,
 2001...................  14,470    126,170     (1,440)  1,263,344    (178,536)  (20,996,954)    (698,851)      (987)
                         -------   --------  ---------   ---------   ---------    ----------    ---------    --------
Net income .............                                   175,944                                                        $175,944
Cumulative translation
 adjustment ............                                                18,091                                              18,091
Accumulated gains on
 derivatives qualifying
 as hedges (net of
 tax) ..................                                                 2,994                                               2,994
Minimum pension
 liability adjustment
 (net of tax) ..........                                               (55,029)                                            (55,029)
                                                                                                                          --------
Total comprehensive
 income ................                                                                                                  $142,000
                                                                                                                          ========
Cash dividends
 declared ..............                                  (56,749)
Stock options ..........           (15,652)                                        1,582,486       51,581
Reacquired shares ......                                                          (2,293,200)     (72,273)
Restricted stock award .              (783)     (5,884)                              200,000        6,667
Amortization ...........                         1,601
                         -------   --------  ----------  ---------   ---------    ----------    ---------    --------
Balance at December 31,
 2002...................  14,470    109,735     (5,723)  1,382,539    (212,480)  (21,507,668)    (712,876)      (987)
                         -------   --------  ----------  ---------   ---------    ----------    ---------    --------
Net income .............                                   172,597                                                        $172,597
Cumulative translation
 adjustment ............                                                92,987                                              92,987
Accumulated losses on
 derivatives qualifying
 as hedges (net of
 tax) ..................                                                (4,411)                                             (4,411)
Minimum pension
 liability adjustment
 (net of tax) ..........                                                (7,777)                                             (7,777)
                                                                                                                          --------
Total comprehensive
 income ................                                                                                                  $253,396
                                                                                                                          ========
Cash dividends
 declared ..............                                  (59,032)
Stock options ..........            (14,597)                                       1,226,836       40,875        987
Reacquired shares ......                                                          (1,751,300)     (55,447)
Amortization ...........                          1,771
                         -------   --------  ---------- ----------  ----------   -----------   ----------    --------
Balance at December 31,
 2003................... $14,470   $ 95,138    $(3,952) $1,496,104  $ (131,681)  (22,032,132)   $(727,448)    $     -
                         =======   ========  ========== ==========  ==========   ===========   ==========    ========

     See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

     NATURE OF OPERATIONS The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve flavor or fragrance in a wide variety of consumer products. The Company's products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, confectionery, sweet and baked goods, and pharmaceutical and oral care products.

     PRINCIPLES OF CONSOLIDATION The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. All intercompany balances and transactions have been eliminated. To the extent any subsidiary is not wholly-owned, any related minority interest is included in Other liabilities and applicable (income) expense attributable to the minority interest is included in Other (income) expense, net.

     REVENUE RECOGNITION Revenue is recognized when products are shipped and title and risk of loss transfer to the customer.

     FOREIGN CURRENCY TRANSLATION The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders' Equity.

     RESEARCH AND DEVELOPMENT All costs associated with research and development are expensed as incurred.

     INVENTORIES Inventories are stated at the lower of cost (generally on an average basis) or market.

     CASH EQUIVALENTS Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.

     PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 10 to 40 years; machinery, equipment and software, 3 to 10 years; and leasehold improvements, the estimated life of the improvements or the remaining term of the lease, whichever is shorter.

     The Company reviews its long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. An estimate of undiscounted future cash flows produced by an asset or group of assets is compared to the carrying value to determine whether an impairment exists. If assets are determined to be impaired, the loss is measured based on an estimate of fair value using various valuation techniques, including a discounted estimate of future cash flows.

     GOODWILL AND OTHER INTANGIBLE ASSETS Identifiable intangible assets include patents, trademarks and other intellectual property valued at acquisition primarily through independent appraisals, and are amortized on a straight-line basis over periods ranging from 7 to 20 years. Through December 31, 2001, goodwill arising from business acquisitions was amortized on a straight-line basis over its estimated useful life, which was generally 20 years.

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 eliminates the amortization of goodwill and indefinite-lived intangibles and requires an evaluation of potential impairment upon adoption, and at least annually thereafter. FAS 142 also prescribes that other indefinite-lived intangibles be included with goodwill.

     Fair values for goodwill and indefinite-lived intangibles are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

     INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from distributions by subsidiary companies to the parent are provided to the extent anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended to be permanently invested in such subsidiaries. No income tax benefit is attributable to the currency translation component of other comprehensive income.

     RETIREMENT BENEFITS Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from plan improvements are amortized over periods ranging from 10 to 20 years.

     FINANCIAL INSTRUMENTS The Company enters into derivative instruments with terms that match the underlying exposure being hedged. The Company's derivative instruments are considered highly effective and the net gain or loss from hedge ineffectiveness is not material.

     The Company's derivative instruments that qualify for hedge accounting are primarily designated as either fair value hedges or cash flow hedges. For fair value hedges, changes in the value of the derivative as well as the offsetting changes in fair value of the hedged item are recognized in earnings each period. For cash flow hedges, changes in value of the derivative are recorded in other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is recognized in earnings.

     RISKS AND UNCERTAINTIES The diversity of the Company's products, customers and geographic operations significantly reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, sources of supply or markets. It is unlikely that any one event would have a severe impact on the Company's operating results.

     SOFTWARE COSTS The Company capitalizes direct internal and external development costs associated with internal-use software. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized.

     SHIPPING AND HANDLING COSTS Net sales include shipping and handling charges billed to customers. Cost of goods sold include all costs incurred in connection with shipping and handling.

     NEW ACCOUNTING STANDARDS SFAS No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities was issued in June 2002. FAS 146 establishes accounting and reporting standards for exit or disposal activities initiated after December 31, 2002, and requires such costs to be recognized when the liability is incurred and not at project initiation. The Company adopted the provisions of FAS 146 without material impact to reported results.

     SFAS No. 148 (FAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. FAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has elected to continue to use the intrinsic method of accounting for stock-based awards to employees. No expense has been recognized for stock-based compensation other than for restricted stock awards.

     The Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and No. 46, Consolidation of Variable Interest Entities. The Company has no investments in entities to which these interpretations apply.

     SFAS No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments under FAS 133. The Company adopted this standard without material impact to reported results.

     SFAS No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits was revised in December 2003. The revised version is effective for fiscal years ending after December 15, 2003. FAS 132, as revised, requires enhanced disclosures about defined benefit pension and other postretirement benefit plan assets, obligations, cash flows, and net cost. The Company has complied with the expanded disclosure requirements prescribed by the revised standard.

     NET INCOME PER SHARE Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:


                                              NUMBER OF SHARES
                                       -------------------------------
(SHARES IN THOUSANDS)                    2003       2002        2001
------------------------------------   --------   --------   ---------
Basic ..............................    93,718     94,511     95,770
Dilution under stock plans .........       701      1,362      1,049
                                        ------     ------     ------
Diluted ............................    94,419     95,873     96,819
                                        ======     ======     ======

     Net income used in the computation of net income per share is unaffected by the assumed issuance of stock under the Company's stock plans.

     Options to purchase 4,440,455, 3,505,414 and 4,138,020 shares were outstanding in 2003, 2002 and 2001, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years.

     STOCK PLANS The Company has stock-based compensation plans which are described more fully in Note 12. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for these plans. No compensation expense for employee stock options is reflected in net earnings, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of the grant. Net income includes compensation expense related to restricted stock. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FAS No. 123 for the years ended December 31, 2003, 2002 and 2001:

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                                         2003            2002            2001
----------------------------------------------------------   -------------   -------------   -------------
Net income, as reported ..................................     $ 172,597       $ 175,944       $ 116,002
Deduct:
 Total stock-based employee compensation expense
   determined under fair value method for all stock option
   awards, net of related tax effects ....................        15,404          16,008          14,092
                                                               ---------       ---------       ---------
 Pro-forma
   net income ............................................     $ 157,193       $ 159,936       $ 101,910
                                                               =========       =========       =========
Net income per share:
 Basic -- as reported ....................................         $1.84           $1.86           $1.21
 Basic -- pro-forma ......................................         $1.68           $1.69           $1.06
 Diluted -- as reported ..................................         $1.83           $1.84           $1.20
 Diluted -- pro-forma ....................................         $1.66           $1.67           $1.05
                                                                   =====           =====           =====

     These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

     RECLASSIFICATIONS Certain reclassifications have been made to the prior years' financial statements to conform to 2003 classifications.

NOTE 2. RESTRUCTURING AND OTHER CHARGES

     In October 2000, the Company announced a reorganization including management changes, consolidation of production facilities and related actions. Costs incurred include separation-related costs, asset write-downs and other costs directly related to the restructuring effort.

     The actions taken in 2003 completed the reorganization activities as contemplated under the plan announced in October 2000. The restructuring and other charges exclude all costs incurred in connection with the integration of BBA and the Company; such costs were treated as an element of the acquisition cost.

     During 2003, the Company recorded pre-tax charges of $42.4 million; $38.0 million related to employee terminations and $4.4 million related to location closures and asset write-downs. The Company eliminated 321 positions; positions by region are as follows: North America, including corporate 81, Europe 97, Asia Pacific 120, Latin America 19 and India 4. The $4.4 million asset-related charges primarily relate to updates on costs for previously commenced actions.

     During 2002, the Company recorded pre-tax charges of $11.7 million; $4.3 million related to employee terminations and $7.4 million related to location closures and asset write-downs. The Company eliminated 148 positions; positions by region are as follows: North America, including corporate 91, Europe 42 and Asia Pacific 15. The $7.4 million asset-related charges includes $4.0 million related to a non-cash asset write-off associated with the disposition of the Company's fruit concentrates business in North America.

     During 2001, the Company recorded pre-tax charges of $30.1 million; $10.1 million related to employee terminations and $20.0 million related to location closures and asset write-downs. The Company eliminated 465 positions; positions by region are as follows: North America, including corporate 197, Europe 62, Asia Pacific 145 and Latin America 61. There were no significant non-cash related elements in the 2001 charges.

     Separation costs for the employees relate primarily to severance, outplacement and other benefit costs. Asset-related and other charges relate to establishment of the new carrying value for assets held for sale or disposal and other costs including lease termination costs and other reorganization expenses incurred to effect the location closure.

     Charges by region in each of the three years in the period ended December 31, 2003 were:


(DOLLARS IN THOUSANDS)        2003         2002        2001
------------------------   ----------   ---------   ----------
North America ..........    $20,172      $ 5,565     $14,722
Europe .................     16,936        5,814       4,172
Asia Pacific ...........      3,576          358       8,542
Latin America ..........      1,296            -       2,633
India ..................        441            -           -
                            -------      -------     -------
                            $42,421      $11,737     $30,069
                            =======      =======     =======

     Movements in related accruals were:

                                                       ASSET-
                                       EMPLOYEE-      RELATED
(DOLLARS IN THOUSANDS)                  RELATED      AND OTHER        TOTAL
-----------------------------------   -----------   -----------   ------------
Balance January 1, 2001 ...........    $  24,379     $   2,053     $  26,432
Additional charges ................       10,083        19,986        30,069
Cash and other costs ..............      (27,474)      (21,294)      (48,768)
                                       ---------     ---------     ---------
Balance December 31, 2001 .........        6,988           745         7,733
Additional charges ................        4,340         7,397        11,737
Cash and other costs ..............       (7,899)       (7,721)      (15,620)
                                       ---------     ---------     ---------
Balance December 31, 2002 .........        3,429           421         3,850
Additional charges ................       37,989         4,432        42,421
Cash and other costs ..............      (21,809)       (3,334)      (25,143)
                                       ---------     ---------     ---------
Balance December 31, 2003 .........    $  19,609     $   1,519     $  21,128
                                       =========     =========     =========

     The balance of the employee-related liabilities will be utilized by 2006 as obligations are satisfied; the asset-related charges will be utilized in 2004 on final decommissioning and disposal of the affected equipment.

NOTE 3. ACQUISITIONS AND DIVESTITURES

     In 2003, the Company acquired 70% of the outstanding shares of Celessence International Ltd. (Celessence), a company engaged in the development and distribution of encapsulation and delivery systems for use in fragrance and other applications for $6.4 million. The acquisition was accounted for as a purchase business combination. The principal Celessence asset is a process technology patent included in other intangible assets that is being amortized over its estimated remaining useful life. Celessence results, which are not material, are included in the consolidated results of the Company from acquisition date. Final allocation of the purchase price is not complete as of December 31, 2003 pending final valuation of the intangible asset.

     In November 2000, the Company acquired BBA; total consideration paid, including transaction costs, was $970.0 million. At acquisition date, BBA owned approximately 73% of its Indian subsidiary, BBA India Limited (BBAIL). During 2002, the Company acquired additional BBAIL shares, raising its ownership interest to 93%; cost of the acquired shares was $11.8 million.

     Minority interests, which in the aggregate, are not material, are included in Other liabilities.

     The BBA acquisition was accounted for as a purchase business combination; the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the estimated value of tangible and identified intangible assets acquired was recorded as goodwill.

     The Company established accruals relating to the integration of BBA operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings.

     Movements in acquisition accounting accruals were:

                                                       ASSET-
                                       EMPLOYEE-      RELATED
(DOLLARS IN THOUSANDS)                  RELATED      AND OTHER        TOTAL
-----------------------------------   -----------   -----------   ------------
Balance January 1, 2001 ...........    $   4,103     $   6,230     $  10,333
Additional charges ................       41,012        24,961        65,973
Cash and other costs ..............      (31,259)      (21,325)      (52,584)
                                       ---------     ---------     ---------
Balance December 31, 2001 .........       13,856         9,866        23,722
Cash and other costs ..............       (7,850)       (8,797)      (16,647)
                                       ---------     ---------     ---------
Balance December 31, 2002 .........        6,006         1,069         7,075
Cash and other costs ..............       (3,576)       (1,069)       (4,645)
                                       ---------     ---------     ---------
Balance December 31, 2003 .........    $   2,430     $       -     $   2,430
                                       =========     =========     =========

     The remaining liability will be utilized in 2004 as severance obligations are satisfied.

     The Company sold its concentrate business based in Oregon in June 2002 and recorded a restructuring and other charge of $4.3 million related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $9.4 million; operating profit was not significant.

     In October 2001, the Company sold its formulated fruit and vegetable preparation businesses in the United States and Brazil and recorded a restructuring and other charge of $7.4 million related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $23.0 million, with operating profit of approximately $2.2 million.

     In December 2001, the Company sold the U.K.-based aroma chemicals business acquired as part of the BBA purchase. Sales for the business up to the date of disposition were $36.7 million, with operating profit of approximately $1.5 million. No gain or loss was recognized as a result of this transaction.

     Proceeds from the sales, which were not material, were used to reduce current borrowings.

NOTE 4. MARKETABLE SECURITIES

     Marketable securities are included in cash equivalents or short-term investments, as appropriate. At December 31, 2003 and 2002, marketable securities totaling $0.1 million and $0.1 million, respectively, were available for sale and recorded at fair value that approximated cost. Realized gains and losses on the sale of marketable securities were not material.

NOTE 5. INVENTORIES

                                  DECEMBER 31,
                            -------------------------
(DOLLARS IN THOUSANDS)          2003          2002
-------------------------   -----------   -----------
Raw materials ...........    $233,313      $222,161
Work in process .........      15,815        12,680
Finished goods ..........     205,503       186,762
                             --------      --------
                             $454,631      $421,603
                             ========      ========

NOTE 6. PROPERTY, PLANT AND EQUIPMENT, NET

                                                    DECEMBER 31,
                                              -------------------------
(DOLLARS IN THOUSANDS)                            2003          2002
-------------------------------------------   ------------   ----------
Land ......................................   $  38,370       $ 35,249
Buildings and improvements ................     218,381        221,899
Machinery, equipment and software .........     699,148        630,252
Construction in progress ..................      54,498         62,814
                                              ---------       --------
                                              1,010,397        950,214
Accumulated depreciation ..................     499,785        429,715
                                              ---------       --------
                                              $ 510,612       $520,499
                                              =========       ========

NOTE 7. INTANGIBLE ASSETS, NET

     Effective January 1, 2002, the Company adopted FAS 142; adoption eliminated annual goodwill amortization expense of $32.8 million.

     During 2003 and 2002, the Company performed its impairment assessment and concluded there was no impairment.

     The principle changes in goodwill and intangible assets in 2003 relate to the acquisition of Celessence.

                                                   DECEMBER 31, 2003
                                               --------------------------
                                                  GROSS
                                                CARRYING     ACCUMULATED
(DOLLARS IN THOUSANDS)                            VALUE      AMORTIZATION
--------------------------------------------   ----------   -------------
Goodwill ...................................    $688,760       $41,534
Other indefinite-lived intangibles .........      19,200         1,184
Trademarks and other .......................     174,699        40,528
                                                --------       -------
Total ......................................    $882,659       $83,246
                                                ========       =======


                                                   DECEMBER 31, 2002
                                               --------------------------
                                                  GROSS
                                                CARRYING     ACCUMULATED
(DOLLARS IN THOUSANDS)                            VALUE      AMORTIZATION
--------------------------------------------   ----------   -------------
Goodwill ...................................    $684,189       $41,534
Other indefinite-lived intangibles .........      19,200         1,184
Trademarks and other .......................     161,162        27,754
                                                --------       -------
Total ......................................    $864,551       $70,472
                                                ========       =======

     The following table reflects the net income per share effect of adopting FAS 142.

                                              YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
(DOLLARS IN THOSANDS
EXCEPT PER SHARE AMOUNTS)               2003            2002            2001
--------------------------------   -------------   -------------   -------------
Reported net income ............     $ 172,597       $ 175,944       $ 116,002
Add back:
 Goodwill amortization .........             -               -          32,774
                                     ---------       ---------       ---------
Adjusted net income ............     $ 172,597       $ 175,944       $ 148,776
                                     =========       =========       =========
BASIC NET INCOME
 PER SHARE
Reported net income ............         $1.84           $1.86           $1.21
Goodwill amortization ..........             -               -            0.34
                                     ---------       ---------       ---------
Adjusted net income ............         $1.84           $1.86           $1.55
                                     =========       =========       =========
DILUTED NET INCOME
 PER SHARE
Reported net income ............         $1.83           $1.84           $1.20
Goodwill amortization ..........             -               -            0.34
                                     ---------       ---------       ---------
Adjusted net income ............         $1.83           $1.84           $1.54
                                     =========       =========       =========

     Amortization expense for the year ended December 31, 2003 was $12.6 million; estimated annual amortization from 2004 to 2006 is $14.8 million, $13.4 million in 2007 and $6.7 million in 2008.

NOTE 8. SALE AND LEASEBACK TRANSACTIONS

     In 2003, the Company sold its New York corporate headquarters to an unrelated third party for $91.0 million in cash, concurrently, entering into a long-term lease with respect to the space it occupies (approximately 40% of the building). The lease is classified as an operating lease in accordance with SFAS No. 13 (FAS 13), Accounting for Leases. The gain realized on the sale, after transaction costs, of $52.7 million, has been deferred and is being credited to income over the initial 27.5-year lease term.

     In 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities to an unrelated third party for $48.0 million in cash. Concurrently, the Company entered into a long-term lease with respect to the facilities. The leases are classified as operating leases in accordance with FAS 13. The gain realized on the sale, after transaction costs, of $26.7 million, has been deferred and is being credited to income over the initial 22-year lease term.

     The Company has cumulative deferred gains on disposition of real estate totaling $76.4 million and $26.0 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, $73.4 million and $24.8 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred gains, with the respective remaining amounts included as a component of Other current liabilities.

NOTE 9. BORROWINGS

     Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)                                         RATE       MATURITIES        2003          2002
---------------------------------------------------------   ----------   ------------   -----------   ------------
Commercial paper (U.S.) .................................                                $162,933     $   37,979
Bank loans ..............................................                                  30,610         10,979
Current portion of long-term debt .......................                                     761            705
                                                                                         --------     ----------
Total current debt ......................................                                 194,304         49,663
                                                                                         --------     ----------
U.S. dollars ............................................   6.45%              2006       498,675        699,112
Euro facility ...........................................   2.55%                               -        106,018
Japanese Yen notes ......................................   2.45%           2008-11       141,516        126,824
Japanese Yen notes ......................................   1.74%              2005        11,172         10,012
Other ...................................................                      2005           861          1,587
                                                                                         --------     ----------
                                                                                          652,224        943,553
Deferred realized gains on interest rate swaps ..........                                  39,685         57,868
FAS 133 adjustment ......................................                                  (1,678)         5,664
                                                                                         --------     ----------
Total long-term debt ....................................                                 690,231      1,007,085
                                                                                         --------     ----------
Total debt ..............................................                                $884,535     $1,056,748
                                                                                         ========     ==========

     At December 31, 2003, outstanding commercial paper had an effective interest rate of 1.2% compared to 1.6% at December 31, 2002. Commercial paper maturities did not extend beyond January 22, 2004.

     In 2002, the Company entered into a five-year Euro 350.0 million (approximately $440.0 million at December 31, 2003), multi-currency revolving credit facility. Prior to July 2002, the Company had a Euro 140.0 million facility which was cancelled and all borrowings were repaid. Prior to the third quarter of 2003, the five-year Euro facility was characterized as long-term debt; the Company currently employs this facility as a European-wide working capital facility. At December 31, 2003, the Company had no borrowings under this facility.

     In 2001, the Company issued $700.0 million of 6.45% Notes; the Notes mature May 15, 2006. During 2003, the Company repurchased $200.7 million of these Notes in a series of open-market transactions. As a result of premiums paid for the Notes repurchased, the Company incurred pre-tax losses, included in Other (income) expense, net of $4.2 million.

     In 2002, the Company exercised an option under its existing $500.0 million U.S. revolving credit facility and cancelled the $200.0 million 364-day portion of the agreement. The remaining $300.0 million revolving credit facility extends to September 2006. The revolving credit agreement is used as backstop for the Company's commercial paper program; there have been no borrowings under this agreement. The Company compensates participating banks in the form of fees, the amounts of which are not material.

     Short-term bank loans, in addition to the five-year Euro facility, were outstanding in several foreign countries and averaged $22.7 million in 2003, compared with $16.7 million in 2002. The highest levels were $37.4 million in 2003, $52.2 million in 2002 and $69.0 million in 2001, respectively. The 2003 weighted average interest rate of these foreign bank loans, based on balances outstanding at the end of each month, was 4% and the average rate on loans outstanding at December 31, 2003 was 4%. These rates compare with 5% and 4%, respectively, in 2002 and 7% and 5%, respectively, in 2001.

     Annual maturities on long-term debt outstanding at December 31, 2003 are as follows: 2004, $0.8 million; 2005, $12.0 million; 2006, $499.3 million;
2008, $124.5 million; 2009, $0; and thereafter, $17.0 million. At December 31, 2003, the estimated fair value of the $499.3 million 6.45% Notes, including deferred gains on interest rate swaps, was $533.7 million. The estimated fair value of the remaining long-term debt at December 31, 2003 and 2002, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

     The Company has various interest rate swaps, the market value of which is included in the caption FAS 133 adjustment. Interest rate swaps that have been monetized and will be amortized over the life of the debt are reported as Deferred realized gains on interest rate swaps.

     Cash payments for interest were $44.6 million in 2003, $61.6 million in 2002 and $77.2 million in 2001; such cash payments exclude the benefit of cash payments the Company received under its various interest rate swap agreements of $11.6 million, $56.5 million and $19.9 million in 2003, 2002 and 2001, respectively.

     At December 31, 2003 and 2002, the Company and its subsidiaries had unused lines of credit approximating $532.0 million and $368.0 million, respectively, in addition to the facility serving as backstop to the Company's commercial paper program.

NOTE 10. INCOME TAXES

     The following tables show the components of consolidated income before taxes, and current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:


(DOLLARS IN THOUSANDS)                      2003           2002            2001
------------------------------------   -------------   ------------   -------------
U.S. loss before taxes .............     $ (53,200)      $ (8,918)      $ (59,390)
Foreign income before
 taxes .............................       305,060        275,335         247,167
                                         ---------       --------       ---------
Total income before taxes ..........     $ 251,860       $266,417       $ 187,777
                                         =========       ========       =========


(DOLLARS IN THOUSANDS)             2003           2002           2001
----------------------------   ------------   ------------   ------------
Current
 Federal ...................    $   4,762      $  18,452      $   7,507
 State and local ...........          902          1,884          3,816
 Foreign ...................       85,164         76,518         78,565
                                ---------      ---------      ---------
                                   90,828         96,854         89,888
                                ---------      ---------      ---------
Deferred
 Federal ...................      (18,497)       (19,496)       (17,836)
 State and local ...........       (2,660)        (2,591)        (5,821)
 Foreign ...................        9,592         15,706          5,544
                                ---------      ---------      ---------
                                  (11,565)        (6,381)       (18,113)
                                ---------      ---------      ---------
Total income taxes .........    $  79,263      $  90,473      $  71,775
                                =========      =========      =========

     At December 31, 2003 and 2002, gross deferred tax assets were $154.1 million and $146.8 million, respectively; gross deferred tax liabilities were $77.7 million and $77.2 million, respectively. No valuation allowance was required for deferred tax assets. At December 31, 2003 and 2002, non-current deferred tax assets of $10.3 million and $2.5 million, respectively, were included in Other assets. The principal components of deferred tax assets (liabilities) were:

(DOLLARS IN THOUSANDS)                        2003           2002
---------------------------------------   ------------   ------------
Employee and retiree benefits .........    $  67,700      $  71,700
Inventory .............................        5,400          5,800
Tax credit carryforwards ..............       18,700         13,800
Property, plant and equipment .........       10,900         (8,200)
Trademarks and other ..................      (37,600)       (41,500)
Interest ..............................       10,000         17,400
Foreign earnings ......................      (25,100)       (19,400)
Other, net ............................       26,400         30,000
                                           ---------      ---------
                                           $  76,400      $  69,600
                                           =========      =========

     Of the tax credit carryforwards, $7.6 million will expire, if unused, beginning in 2006; the remaining $11.1 million can be carried forward indefinitely.

     A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                                                 2003         2002         2001
                                                                              ----------   ----------   ----------
Statutory tax rate ........................................................       35.0%        35.0%        35.0%
Difference in effective tax rate on foreign earnings and remittances ......       (1.4)         0.1         (1.4)
State and local taxes .....................................................       (0.5)        (0.2)        (0.7)
Goodwill ..................................................................          -            -          6.0
Other, net ................................................................       (1.6)        (0.9)        (0.7)
                                                                                  ----         ----         ----
Effective tax rate ........................................................       31.5%        34.0%        38.2%
                                                                                  ====         ====         ====

     Income taxes paid were $96.9 million in 2003, $100.3 million in 2002 and $88.6 million in 2001.

     Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided totaled $635.4 million and $576.6 million at December 31, 2003 and 2002, respectively. The portion of these foreign earnings which the Company intends to permanently reinvest in its foreign operations totaled $117.3 million and $66.8 million at December 31, 2003 and 2002, respectively. No federal income or foreign withholding tax has been provided on these permanently reinvested foreign earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

NOTE 11. SHAREHOLDERS' EQUITY

     In January 2001, the Company awarded approximately 190,000 IFF Stock Units (Units) to eligible employees in exchange for surrender of their "under water" stock options. The Units vest, in four equal installments, over not more than a seven-year period, upon the Company's common stock attaining successively higher market price targets beginning at $22.50 per share, and earn dividend equivalents as and when cash dividends are paid. Compensation expense is recognized over the vesting period. In 2001, the first two market price targets were achieved and compensation expense of $1.7 million was recognized. In 2002, the third price target of $31.50 was achieved and the Company recognized compensation expense of $0.8 million. The remaining unvested Units are reported as Restricted stock on the Company's Consolidated Balance Sheet.

     On August 1, 2002, the Company's Board of Directors granted an award of 200,000 restricted shares of the Company's common stock. Entitlement to all or a portion of the award is subject to the Company achieving certain levels of shareholder return compared to those of a specified group of companies, over the three-, four- and five-year periods commencing August 1, 2002. Compensation expense relating to the award is recognized over the restriction period.

     On March 9, 2000, the Company adopted a shareholder protection rights agreement (the "Rights Agreement") and declared a dividend of one right on each share of common stock outstanding on March 24, 2000 or issued thereafter.

     Under the Rights Agreement, as amended, until a person or group acquires 15% or more of the Company's common stock or commences a tender offer that would result in such person's or group's owning 15% or more, the rights are evidenced by the common stock certificates, automatically trade with the common stock and are not exercisable.

     Thereafter, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each right entitles its holder to purchase a certain number of shares for a specified exercise price. Also, under certain circumstances, the Company's Board of Directors has the option to redeem or exchange one share of common stock for each right. Finally, in the event a new Board of Directors is elected in a successful proxy contest, (i) the rights may not be redeemed and no business combination with the Company can be effected for 180 days thereafter unless certain procedures are followed to ensure (A) that steps are taken to maximize shareholder value, or (B) that any decision to redeem the rights, if challenged, would meet an "entire fairness" test; and
(ii) the Rights Agreement may not be amended during such 180-day period. To establish "entire fairness" in connection with a redemption, the new Board must be able to demonstrate that all aspects of the redemption decision were fair, including the redemption procedure and the financial terms of the redemption. The Rights Agreement expires in March 2010.

     Dividends paid per share were $0.62, $0.60 and $0.60 in 2003, 2002 and 2001, respectively.

     The Accumulated other comprehensive income balance includes Cumulative translation adjustments of ($45.2) million and ($138.2) million, Accumulated (losses) gains on derivatives qualifying as hedges of ($3.7) million and $0.7 million, and Minimum pension liability of ($82.8) million and ($75.0) million, in 2003 and 2002, respectively. Amounts are shown net of tax, where appropriate.

NOTE 12. STOCK PLANS

     The Company has various stock option plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted.

     Options granted prior to May 2001 generally become exercisable no earlier than two years after the date of grant and expire 10 years after the date of grant, except for options granted to two senior executives in 2000 and certain other options granted to foreign employees, which may be exercised immediately. Options granted in November 2000, however, constituting approximately 8% of options outstanding (as of December 31, 2003), generally become exercisable in four equal installments as corresponding market price targets for the Company's common stock of $22.50, $27.00, $31.50 and $36.00 are attained, and expire seven years after the date of grant or sooner if certain price levels (which differ among individuals) are achieved. The November 2002 options vest six years and nine months after date of grant, based only on continued employment, regardless of whether the prescribed price targets have been met.


     Options granted after May 1, 2001 generally become exercisable no earlier than one year from the date of grant and expire 10 years after grant date, except for options granted to certain foreign employees, which may be exercised immediately.

     During 2003, options were granted at exercise prices ranging from $29.86 to $32.39 per share. At December 31, 2003, the price range for shares under option was $17.94 to $49.88; options for 5,146,449 shares were exercisable at that date.

     The Company has a Global Employee Stock Purchase Plan (GESPP) that was established in January 2001. Eligible employees may purchase a limited number of shares of the Company's common stock at a discount of 15% of the market value on the grant date. The purchase date is one year after grant. Shares purchased under the GESPP in 2003 and 2002 were 188,862 and 206,541, respectively.

     Stock plan transactions were:


                                               SHARES OF COMMON STOCK         WEIGHTED
                                          ---------------------------------   AVERAGE
                                             AVAILABLE           UNDER        EXERCISE
                                             FOR GRANT           OPTION          PRICE
                                          ---------------   ---------------   -----------
Balance
 January 1, 2001 ......................       5,953,424         9,604,957      $  31.55
Granted ...............................      (2,042,000)        2,042,000         27.06
Exercised .............................               -          (288,400)        17.94
Terminated ............................       2,997,188        (2,997,188)        38.00
Lapsed ................................        (113,143)                -             -
Reserved for Units ....................         (83,888)                -             -
                                             ----------        ----------      --------
Balance
 December 31, 2001 ....................       6,711,581         8,361,369         28.37
Granted ...............................      (2,899,950)        2,899,950         32.19
Exercised .............................               -        (1,356,964)        18.42
Terminated ............................         154,947          (154,947)        31.40
Lapsed ................................      (1,735,856)          (87,500)        34.57
Reserved for Units ....................         (50,710)                -             -
Increase under existing plans .........       4,500,000                 -             -
Restricted Stock award ................        (200,000)                -             -
                                             ----------        ----------      --------
Balance
 December 31, 2002 ....................       6,480,012         9,661,908         30.66
Granted ...............................      (2,668,600)        2,668,600         30.08
Exercised .............................               -        (1,034,528)        20.81
Terminated ............................         754,658          (754,658)        33.38
Lapsed ................................        (107,883)         (117,750)        36.31
Reserved for Units ....................         (37,229)                -             -
                                             ----------        ----------      --------
Balance
 December 31, 2003 ....................       4,420,958        10,423,572      $  31.18
                                             ==========        ==========      ========

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                                     RANGE OF EXERCISE PRICES
                                                                  -------------------------------
                                                                      $10-$30          $30-$50
                                                                  --------------   --------------
Number outstanding ............................................      5,173,089        5,250,483
Weighted average remaining contractual life, in years .........           8.1              6.8
Weighted average exercise price ...............................    $     26.81      $     35.49
                                                                   -----------      -----------
Number exercisable ............................................      1,857,595        3,288,854
Weighted average exercise price ...............................    $     25.70      $     37.16
                                                                   ===========      ===========

     Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2003, 2002 and 2001 were $7.84, $10.07 and $8.09, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Principal assumptions used in applying the Black-Scholes model were:

                                        2003        2002        2001
                                     ---------   ---------   ---------
Risk-free interest rate ..........       2.6%        4.5%        4.6%
Expected life, in years ..........         5           5           5
Expected volatility ..............      31.7%       33.7%       32.2%
Expected dividend yield ..........       2.0%        1.8%        2.2%
                                        ====        ====        ====

     The Company has a share repurchase program. In October 2002, the Board of Directors authorized the Company to purchase $100.0 million in shares under that program. At December 31, 2003, the Company had authorization for $42.0 million remaining under this plan. The repurchased shares are used in connection with the above stock option programs and for general corporate purposes.

     NOTE 13. SEGMENT INFORMATION

     The Company manages its operations by major geographical region. Flavors and fragrances have similar economic and operational characteristics including research and development, the nature of the creative and production processes, the type of customers, and the methods by which products are distributed. Accounting policies used for segment reporting are identical to those described in Note 1.

     The Company evaluates the performance of its geographic regions based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, amortization of goodwill, the effects of restructuring and other items and accounting changes, and income tax expense ("segment profit"). Transfers between geographic areas are accounted for at prices that approximate arm's-length market prices. Unallocated assets are principally cash, short-term investments and other corporate assets.

     The Company is divided into five geographic regions for management purposes: North America, Latin America, Europe, Asia Pacific and India.

     The Company's reportable segment information, based on geographic region, follows:

2003                                          NORTH                              LATIN        ASIA
(DOLLARS IN THOUSANDS)                       AMERICA      EUROPE      INDIA     AMERICA     PACIFIC    ELIMINATIONS   CONSOLIDATED
------------------------------------------ ----------- ----------- ---------- ----------- ----------- -------------- -------------
Sales to unaffiliated customers ..........  $583,224    $782,680    $42,209    $208,714    $284,693     $       -     $1,901,520
Transfers between regions ................    77,471     155,305        939         683      22,512       (256,910)           -
                                            --------    --------    -------    --------    --------     ----------    ----------
Total sales ..............................  $660,695    $937,985    $43,148    $209,397    $307,205     $ (256,910)   $1,901,520
                                            ========    ========    =======    ========    ========     ==========    ==========
Segment profit ...........................  $ 67,758    $209,073    $10,728    $ 32,907    $ 50,326     $     (490)   $  370,302
                                            ========    ========    =======    ========    ========     ==========
Corporate and other unallocated
 expenses ................................                                                                               (42,107)
Restructuring and other charges ..........                                                                               (42,421)
Interest expense .........................                                                                               (28,477)
Other income (expense), net ..............                                                                                (5,437)
                                                                                                                      ----------
Income before taxes on income ............                                                                            $  251,860
                                                                                                                      ==========
Segment assets ...........................  $785,619    $978,020    $59,512    $156,809    $385,515     $ (101,945)   $2,263,530
                                            ========    ========    =======    ========    ========     ==========
Unallocated assets .......................                                                                                43,362
                                                                                                                      ----------
Total assets .............................                                                                            $2,306,892
                                                                                                                      ==========

2002                                          NORTH                              LATIN        ASIA
(DOLLARS IN THOUSANDS)                       AMERICA      EUROPE      INDIA     AMERICA     PACIFIC    ELIMINATIONS   CONSOLIDATED
------------------------------------------ ----------- ----------- ---------- ----------- ----------- -------------- -------------
Sales to unaffiliated customers ..........  $592,974    $695,384    $37,626    $216,938    $266,327     $       -     $1,809,249
Transfers between regions ................    86,089     127,830      1,766       1,022      17,126       (233,833)           -
                                            --------    --------    -------    --------    --------     ----------    ----------
Total sales ..............................  $679,063    $823,214    $39,392    $217,960    $283,453     $ (233,833)   $1,809,249
                                            ========    ========    =======    ========    ========     ==========    ==========
Segment profit ...........................  $ 81,888    $161,720    $ 9,311    $ 48,596    $ 52,619     $      983    $  355,117
                                            ========    ========    =======    ========    ========     ==========
Corporate and other unallocated
 expenses ................................                                                                               (43,518)
Restructuring and other charges ..........                                                                               (11,737)
Interest expense .........................                                                                               (37,036)
Other income (expense), net ..............                                                                                 3,591
                                                                                                                      ----------
Income before taxes on income ............                                                                            $  266,417
                                                                                                                      ==========
Segment assets ...........................  $789,642    $883,050    $55,088    $159,425    $357,908     $  (67,265)   $2,177,848
                                            ========    ========    =======    ========    ========     ==========
Unallocated assets .......................                                                                                54,846
                                                                                                                      ----------
Total assets .............................                                                                            $2,232,694
                                                                                                                      ==========


2001                                          NORTH                              LATIN        ASIA
(DOLLARS IN THOUSANDS)                       AMERICA      EUROPE      INDIA     AMERICA     PACIFIC    ELIMINATIONS   CONSOLIDATED
------------------------------------------ ----------- ----------- ---------- ----------- ----------- -------------- -------------
Sales to unaffiliated customers ..........  $616,806    $682,574    $32,684    $245,517    $266,185     $       -     $1,843,766
Transfers between regions ................    83,115     134,862      2,698       1,678      16,620       (238,973)           -
                                            --------    --------    -------    --------    --------     ----------    ----------
Total sales ..............................  $699,921    $817,436    $35,382    $247,195    $282,805     $ (238,973)   $1,843,766
                                            ========    ========    =======    ========    ========     ==========    ==========
Segment profit ...........................  $ 86,928    $158,175    $ 7,857    $ 52,907    $ 58,798     $    2,691    $  367,356
                                            ========    ========    =======    ========    ========     ==========
Corporate and other unallocated
 expenses ................................                                                                               (48,624)
Amortization of goodwill .................                                                                               (33,071)
Restructuring and other charges ..........                                                                               (30,069)
Interest expense .........................                                                                               (70,424)
Other income (expense), net ..............                                                                                 2,609
                                                                                                                      ----------
Income before taxes on income ............                                                                            $  187,777
                                                                                                                      ==========
Segment assets ...........................  $836,208    $803,011    $55,572    $197,365    $340,134     $  (41,916)   $2,190,374
                                            ========    ========    =======    ========    ========     ==========
Unallocated assets .......................                                                                                77,677
                                                                                                                      ----------
Total assets .............................                                                                            $2,268,051
                                                                                                                      ==========


                                       CAPITAL EXPENDITURES              DEPRECIATION AND AMORTIZATION
                               ------------------------------------   ------------------------------------
(DOLLARS IN THOUSANDS)            2003         2002         2001         2003         2002         2001
----------------------------   ----------   ----------   ----------   ----------   ----------   ----------
North America ..............    $21,153      $23,129      $18,531      $43,063      $41,852      $ 33,784
Europe .....................     21,565       29,688       20,441       29,909       26,418        27,616
India ......................      2,318          555          491          938          962           533
Latin America ..............      4,919        3,206        1,559        3,368        3,768         4,628
Asia Pacific ...............     11,322        8,445        4,571        7,112        6,842         7,749
Unallocated assets .........      4,678       16,792        6,423        2,331        4,616        49,183
                                -------      -------      -------      -------      -------      --------
Consolidated ...............    $65,955      $81,815      $52,016      $86,721      $84,458      $123,493
                                =======      =======      =======      =======      =======      ========

     Sales of fragrance products were $1,035.0 million, $1,000.2 million and $1,008.1 million in 2003, 2002 and 2001, respectively. Sales of flavor products were $866.5 million, $809.0 million and $835.7 million in 2003, 2002 and 2001, respectively. Sales in the United States, based on the final country of destination of the Company's products, were $520.3 million, $544.3 million and $570.5 million in 2003, 2002 and 2001, respectively. No other country of destination exceeded 8% of consolidated sales. No customer accounted for 10% or more of sales in 2003, 2002 or 2001. Total long-lived assets consists of net property, plant and equipment and net intangible assets and amounted to $1,310.0 million, $1,314.6 million and $1,328.4 million at December 31, 2003, 2002 and 2001, respectively; of the respective totals, $998.4 million, $1,029.6 million and $1,071.1 million were located in the United States. No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

     Net foreign exchange gains of $1.6 million in 2003, $2.3 million in 2002 and $1.9 million in 2001 are included in Other (income) expense, net.

NOTE 14. RETIREMENT BENEFITS

     The Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees. Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; however, such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by balance sheet accruals. Contributions to defined contribution plans are mainly determined as a percentage of profits. Contributions to the Company's United States defined contribution plan match 50% of the employee's pre-tax contributions, up to plan limits.

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

     Pension expense included the following components:

                                                         U.S. PLANS                           NON-U.S. PLANS
                                           -------------------------------------- --------------------------------------
(DOLLARS IN THOUSANDS)                         2003         2002         2001         2003         2002         2001
------------------------------------------ ------------ ------------ ------------ ------------ ------------ ------------
Service cost for benefits earned .........  $   8,466    $   7,874    $   7,293    $   8,226    $   7,327    $   9,552
Interest cost on projected benefit
 obligation ..............................     19,771       19,091       18,351       23,564       21,339       24,306
Expected return on plan assets ...........    (21,875)     (23,506)     (23,082)     (24,418)     (23,455)     (27,691)
Net amortization and deferrals ...........        709         (306)      (1,347)       5,843        2,923          679
Special termination benefits .............      1,300           -            -         1,223           -            -
                                            ---------    ---------    ---------    ---------    ---------    ---------
Defined benefit plans ....................      8,371        3,153        1,215       14,438        8,134        6,846
Defined contribution and other
 retirement plans ........................      2,533        3,121        2,368        3,217        3,227        2,425
                                            ---------    ---------    ---------    ---------    ---------    ---------
Total pension expense ....................  $  10,904    $   6,274    $   3,583    $  17,655    $  11,361    $   9,271
                                            =========    =========    =========    =========    =========    =========
Weighted-average actuarial
 assumptions used to determine
 pension data:
Discount rate ............................       6.25%        6.75%        7.25%        5.24%        5.48%        5.90%
Expected return on plan assets ...........       8.50%        9.00%        9.00%        7.35%        7.53%        7.50%
Rate of compensation increase ............       3.75%        4.00%        4.50%        2.52%        2.80%        3.25%
                                            =========    =========    =========    =========    =========    =========

     The expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was approximately 5%-10% employed in cash and fixed income investments expected to yield 1.5%; 20%-25% employed in corporate and government bonds expected to yield 1.7%-2.2%; and 65%-70% in equity investments with a long-term expected yield of 8.0% to 8.9%. The inflation rate assumed in the model was 2.2%. The plan has employed a similar asset allocation strategy for the prior 15 years and has achieved a compound annual return of approximately 10.1% during this period. Discount rates used in determining future pension obligations of individual plans are based on a review of long-term bonds that receive a high rating by a recognized rating agency. The rate of compensation increase is based on plan experience.

     The Company's pension plan asset allocation for U.S. plans at December 31, 2003 and 2002, and target allocation for 2004 is:

                                                                   PERCENTAGE       PERCENTAGE
                                                                     OF PLAN         OF PLAN
                                                     TARGET         ASSETS AT       ASSETS AT
                                                   ALLOCATION     DECEMBER 31,     DECEMBER 31,
ASSET CATEGORY                                        2004            2003             2002
-----------------------------------------------   ------------   --------------   -------------
Equity investments ............................   65%-70%              78%             66%
Corporate and government bonds ................   20%-25%              11%             13%
Other cash and short-term investments .........    5%-10%              11%             21%
                                                                      ---             ---
Total .........................................                       100%            100%
                                                                      ===             ===

     Equity investments include the Company's common stock in the amounts of $18.1 million (7.2% of total plan assets) and $18.2 million (8.3% of total plan assets) at December 31, 2003 and 2002, respectively.

     In 2003, the percentage of assets held in equities increased solely from strong market performance relative to fixed income investments. There has been no change in the Company's long-term target allocation.

     Expense recognized for postretirement benefits other than pensions included the following components:

(DOLLARS IN THOUSANDS)                               2003        2002        2001
-----------------------------------------------   ---------   ---------   ---------
Service cost for benefits earned ..............    $ 2,751     $2,034      $1,722
Interest on benefit obligation ................      6,220      5,545       5,377
Net amortization and deferrals ................      1,044        532         508
                                                   -------     ------      ------
Total postretirement benefit expense ..........    $10,015     $8,111      $7,607
                                                   =======     ======      ======

     Changes in pension and postretirement benefit obligations were:

                                                U.S. PENSION PLANS    NON-U.S. PENSION PLANS  POSTRETIREMENT BENEFITS
                                              ----------------------- ----------------------- -----------------------
(DOLLARS IN THOUSANDS)                            2003        2002        2003        2002        2003        2002
--------------------------------------------- ----------- ----------- ----------- ----------- ------------ ----------
Benefit obligation at beginning of year .....  $ 287,777   $ 256,647   $ 414,777   $ 351,390   $  92,283    $ 83,506
Service cost for benefits earned ............      8,466       7,874       8,226       7,327       2,751       2,034
Interest cost on projected
 benefit obligation .........................     19,771      19,091      23,564      21,339       6,220       5,545
Actuarial loss ..............................     22,196      18,934      21,764       7,921      12,545       6,488
Plan amendments .............................         -          631          -           -      (24,539)         -
Plan participants' contributions ............         -           -        1,105         106         220         165
Benefits paid ...............................    (16,712)    (15,400)    (20,110)    (18,025)     (4,485)     (5,455)
Curtailments ................................         -           -       (1,776)         -           -           -
Special termination benefits ................      1,300          -        1,223          -           -           -
Translation adjustments .....................         -           -       65,170      44,719          -           -
                                               ---------   ---------   ---------   ---------   ---------    --------
Benefit obligation at end of year ...........  $ 322,798   $ 287,777   $ 513,943   $ 414,777   $  84,995    $ 92,283
                                               =========   =========   =========   =========   =========    ========

     Changes in pension plan assets were:

                                                                  U.S. PLANS                NON-U.S. PLANS
                                                           -------------------------   -------------------------
(DOLLARS IN THOUSANDS)                                         2003          2002          2003          2002
--------------------------------------------------------   -----------   -----------   -----------   -----------
Fair value of plan assets at beginning of year .........    $ 219,956     $ 256,189     $ 314,165     $ 294,993
Actual return on plan assets ...........................       36,836       (31,143)       37,850       (34,702)
Employer contributions .................................       10,014        10,310        24,697        35,792
Plan participants' contributions .......................           -             -          1,105           106
Benefits paid ..........................................      (16,712)      (15,400)      (20,110)      (18,025)
Translation adjustments ................................           -             -         53,491        36,001
                                                            ---------     ---------     ---------     ---------
Fair value of plan assets at end of year ...............    $ 250,094     $ 219,956     $ 411,198     $ 314,165
                                                            =========     =========     =========     =========

     The funded status of pension and postretirement plans at December 31 was:

                                          U.S. PENSION PLANS         NON-U.S. PENSION PLANS       POSTRETIREMENT BENEFITS
                                      --------------------------- ----------------------------- ---------------------------
(DOLLARS IN THOUSANDS)                     2003          2002          2003           2002           2003          2002
------------------------------------- ------------- ------------- -------------- -------------- ------------- -------------
Plan assets (less than) projected
 benefit obligation .................   $ (72,704)    $ (67,821)    $ (102,745)    $ (100,612)    $ (84,995)    $ (92,283)
Remaining balance of unrecognized
 net (asset) liability established at
 adoption of FAS 87 .................          -           (286)           363            676            -             -
Unrecognized prior service cost
 (benefit) ..........................       8,002         8,867          3,776          3,861       (25,584)       (1,700)
Unrecognized net loss ...............      56,563        49,458        147,193        128,115        40,096        29,250
                                        ---------     ---------     ----------     ----------     ---------     ---------
Net asset (liability) ...............   $  (8,139)    $  (9,782)    $   48,587     $   32,040     $ (70,483)    $ (64,733)
                                        =========     =========     ==========     ==========     =========     =========

     Pension assets and liabilities included in the Consolidated Balance Sheet at December 31 were:


                                                           U.S. PLANS                  NON-U.S. PLANS
                                                   ---------------------------   ---------------------------
(DOLLARS IN THOUSANDS)                                 2003           2002           2003           2002
------------------------------------------------   ------------   ------------   ------------   ------------
Prepaid benefit cost ...........................    $      -       $      -       $  45,052      $  30,950
Accrued benefit liability ......................      (50,223)       (41,289)       (84,708)       (86,413)
Accumulated other comprehensive income .........       34,082         23,301         86,440         85,693
Intangible asset ...............................        8,002          8,206          1,803          1,810
                                                    ---------      ---------      ---------      ---------
Net amount recognized ..........................    $  (8,139)     $  (9,782)     $  48,587      $  32,040
                                                    =========      =========      =========      =========

     At December 31, 2003, $43.6 million of the Non-U.S. prepaid benefit cost is included in Other assets with the remaining amount included in prepaid expenses on the Consolidated Balance Sheet.

     At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U.S. pension plans and pension plans outside the U.S., where the accumulated benefit obligation exceeds the assets, were:

                                                  U.S. PLANS                NON-U.S. PLANS
                                           -------------------------   -------------------------
(DOLLARS IN THOUSANDS)                         2003          2002          2003          2002
----------------------------------------   -----------   -----------   -----------   -----------
Projected benefit obligation ...........    $322,798      $287,777      $341,144      $294,085
Accumulated benefit obligation .........     300,317       261,245       322,230       277,013
Fair value of plan assets ..............     250,094       219,956       238,046       191,071
                                            ========      ========      ========      ========

     Information about the expected cash flows for the U.S. pension plan follows:

EMPLOYER CONTRIBUTIONS
(DOLLARS IN THOUSANDS)                PENSION BENEFITS
----------------------------------   -----------------
  2004 (expected) ................         $3,800
                                           ======

     Expected employer contributions include $1.8 million in benefit payments.

     Principal actuarial assumptions used to determine the above postretirement data were:

                                                                    2003         2002
                                                                 ----------   ----------
         Discount rate .......................................       6.25%        6.75%
         Current medical cost trend rate .....................       9.00%       10.00%
         Ultimate medical cost trend rate ....................       4.75%        5.00%
         Medical cost trend rate decreases to ultimate rate in
          year ...............................................       2010         2009
                                                                     ====        =====

     The effect of a 1% increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $15.6 million and $1.9 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $12.3 million and $1.5 million, respectively.

     The special termination benefits in 2003 are the result of termination agreements in the U.S. and Europe providing for enhanced retirement benefits to eligible employees. The curtailment amount in the non-U.S. plans reflects the required adjustment for the Netherlands plan.

     The Company amended its postretirement medical and life insurance plan in 2003. The plan changes require retirees to increase their contribution amounts over a three-year period to a rate equal to active employees and for all retiree prescription co-payments to increase to the amounts currently paid by active employees.

     On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected to defer recognition of this Act at this time. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the effect of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and guidance, when issued, could require a change to previously reported information.

     The Company recorded an additional minimum pension liability of $93.7 million and $94.2 million at December 31, 2003 and 2002, respectively, as required by Financial Accounting Standards Board Statement No. 87. The adjustment is reflected in Retirement liabilities and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The adjustment relates to plans in the United States, the United Kingdom, Ireland and Japan.

NOTE 15. FINANCIAL INSTRUMENTS

     In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate (LIBOR) plus an interest markup. In response to changes in market conditions and the value of the swaps and, in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 million, $56.5 million and $19.9 million in 2003, 2002 and 2001, respectively, including accrued interest of $3.7 million, $6.5 million and $3.3 million, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. At December 31, 2003, the Company had terminated all swap agreements related to the

Notes; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was 3.6% at December 31, 2003. The effective rate on the Notes at December 31, 2002 and 2001 was 3.4% and 3.7%, respectively.

     In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003, the Company amended the swap and the counterparty paid the Company $3.0 million, including accrued interest of $0.5 million. These net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreement, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2003.

     The Company has executed a 10-year Yen U.S. dollar currency swap related to the purchase and sale of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated other comprehensive income.

     The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2003 and 2002, the Company had outstanding foreign currency forward contracts with notional amounts of $178.0 million and $131.4 million, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate. The Company had no ineffective foreign currency forward contracts at December 31, 2003 or 2002.

NOTE 16. CONCENTRATIONS OF CREDIT RISK

     The Company has no significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because of the large number of customers spread across many industries and geographic regions.

NOTE 17. COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments under noncancellable operating leases for office and warehouse facilities are $15.3 million in 2004, $13.8 million in 2005, $12.0 million in 2006, $10.1 million in 2007, $10.1 million in 2008 and thereafter thru 2030, the aggregate lease obligations are $209.9 million. The corresponding rental expense amounted to $20.7 million, $12.1 million and $2.2 million in 2003, 2002 and 2001, respectively.

     There are various lawsuits and claims pending against the Company. Management believes that any liability resulting from those actions or claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

NOTE 18. RELATED-PARTY TRANSACTIONS

     At December 31, 2002, the Company held a note receivable from an executive officer, resulting from the exercise of a stock option. This note bore interest, determined and payable quarterly, at the higher of a market rate for such a loan by a third-party lender or the Company's weighted average cost of borrowed funds. The applicable rate as of December 31, 2002 was 3.3%. The note was collateralized by 55,000 shares of common stock. In 2003, the loan was repaid in full along with related interest, and the 55,000 shares of common stock securing the loan were released.

     (a)(2) FINANCIAL STATEMENT SCHEDULES. The following schedule is included in Part IV of this Annual Report on Form 10-K:

Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended
 December 31, 2003 ...................................................................... S-1
Report of Independent Auditors on Financial Statement Schedule .......................... 64

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (a)(3) EXHIBITS

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

    3(ii)      By-laws of Registrant, as amended through March 9, 2004.

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

 *10.2 Promissory Note dated June 29, 1999 between Registrant and Nicolas Mirzayantz, Vice President, Global Business Development, Fine Fragrance and Toiletries.

 *10.3 Performance Incentive Award Agreement in respect of a performance incentive award of 200,000 restricted shares of Company Common Stock approved by the Company's Board of Directors on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, incorporated by reference to
            Exhibit 10(a) to Registrant's Report on Form 10-Q dated November 12, 2002.

 *10.4 Retirement Agreement dated as of March 31, 2003, as amended, between Julian W. Boyden, former Executive Vice President of the Company, and the Company, incorporated by reference to Exhibit 10 (a) to Registrant's Report on Form 10-Q dated August 12, 2003 and to
            Exhibit 10(a) to Registrant's Report on Form 10-Q dated May 13,
            2003.

 *10.5 Retirement Agreement dated as of March 31, 2003, between Stephen A. Block, Senior Vice President, General Counsel and Secretary of the Company, and the Company, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated May 13, 2003.

 *10.6 Separation Agreement dated as of March 31, 2003 between Robert J. Gordon, former Vice President, Global Account Sales of the Company, and the Company, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated August 12, 2003.

 *10.7 Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, including amendments effective January 1, 2001, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 13, 2003.

 *10.8 2000 Stock Award and Incentive Plan adopted by the Registrant's Board of Directors on March 9, 2000, as amended and restated through March 9, 2004.

 *10.9 2000 Supplemental Stock Award Plan adopted by the Registrant's Board of Directors on November 14, 2000, as amended and restated through March 9, 2004.

*10.10 Registrant's Executive Death Benefit Plan effective July 1, 1990, incorporated by reference to Exhibit 10(c) to Registrant's Report on Form 10-Q dated May 14, 1997.

*10.11 Registrant's "Vision 2001 Compensation Program" adopted by Registrant's Board of Directors on December 12, 2000, incorporated by reference to Exhibit 10(k) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000.

*10.12 Registrant's Executive Separation Policy, as amended through February 13, 2001, incorporated by reference to Exhibit 10(a) to Registrant's Report on Form 10-Q dated August 12, 2002.

NUMBER
------
*10.13 Registrant's Employee Stock Option Plan adopted in 1992, incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-K for fiscal year ended December 31, 2002.

*10.14 1997 Employee Stock Option Plan as amended by Registrant's Board of Directors on February 8, 2000, incorporated by reference to
               Exhibit 10(ll) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.15 Registrant's Global Employee Stock Purchase Plan adopted by Registrant's Board of Directors on November 14, 2000, incorporated by reference to Exhibit B to Registrant's Proxy Statement dated March 30, 2001.

*10.16 Deferred Compensation Plan adopted by the Company's Board of Directors on December 12, 2000, incorporated by reference to
               Exhibit 99 to the Company's Registration Statement on Form S-8 dated May 16, 2001 (Reg. No. 333-61072)

 10.17 Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 14, 2000.

*10.18 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form 10-Q dated May 14, 1997.

*10.19 2000 Stock Option Plan for Non-Employee Directors adopted by Registrant's Board of Directors on February 8, 2000, incorporated by reference to Exhibit A to the Registrant's Proxy Statement dated March 29, 2000.

*10.20 Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995, incorporated by reference to
               Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994

*10.21 Resolutions approving Non-Employee Directors' Annual Stock Grant Program adopted by Registrant's Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant's Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

 10.22 Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as Arranger, incorporated by reference to Exhibit 10(b) to Registrant's Report on Form 10-Q dated November 14, 2001.

 10.22a Amendment No. 1 dated as of June 10, 2002 to the Five Year Credit Agreement dated as of September 26, 2001 among the Company, as Borrower, certain Initial Lenders and Citibank N.A., as Administration Agent, incorporated by reference to Exhibit 10 (c) to Registrant's Report on Form 10-Q dated August 12, 2002.

 10.23 Multi-currency Revolving Credit Facility Agreement dated July 19, 2002, among International Flavor & Fragrances (Luxembourg) S.A.R.L., as Borrower, the Company, as Guarantor, certain Original Lenders, Barclays Bank PLC, as Agent, ABN AMRO Bank NV and Barclays Capital, as Arrangers, incorporated by references to
               Exhibit 10(b) to Registrant's Report on Form 10-Q dated August 12, 2002.

   21          List of Principal Subsidiaries.

   23          Consent of PricewaterhouseCoopers LLP.

NUMBER
------
 31.1 Certification of Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

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

     (b) REPORTS ON FORM 8-K

     The Company furnished to the SEC a Current Report on Form 8-K on October 23, 2003 for the purpose of furnishing a press release announcing the Company's financial results for the third quarter and nine months ended September 30, 2003.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of International Flavors & Fragrances Inc.

Our audits of the consolidated financial statements referred to in our report dated January 27, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP

New York, New York
January 27, 2004

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                                    (Registrant)


                                         By  /s/ Douglas J. Wetmore
                                           -----------------------------
                                                 Douglas J. Wetmore
                                            Senior Vice President and
                                             Chief Financial Officer

Dated: March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Principal Executive Officer:

    /s/ Richard A. Goldstein
   -------------------------
     Richard A. Goldstein
     Chairman of the Board
              and
    Chief Executive Officer

Principal Financial and Accounting Officer:

    /s/ Douglas J. Wetmore
   -------------------------
      Douglas J. Wetmore
     Senior Vice President
              and
    Chief Financial Officer

Directors:

   /s/ Richard A. Goldstein
   -------------------------
     RICHARD A. GOLDSTEIN


  /s/ Margaret Hayes Adame
  -------------------------
     MARGARET HAYES ADAME


      /s/ Gunter Blobel
   -------------------------
         GUNTER BLOBEL


     /s/ J. Michael Cook
   -------------------------
        J. MICHAEL COOK


    /s/ Peter A. Georgescu
   -------------------------
      PETER A. GEORGESCU


     /s/ Alexandra A. Herzan
   -------------------------
      ALEXANDRA A. HERZAN


    /s/ Arthur C. Martinez
   -------------------------
      ARTHUR C. MARTINEZ


    /s/ Burton M. Tansky
   -------------------------
       BURTON M. TANSKY


  /s/ William D. Van Dyke, III
  ----------------------------
   WILLIAM D. VAN DYKE, III

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)




                                            For the Year Ended
                                             December 31, 2003
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $12,933   $3,146     $1,846   $1,979   $16,212
                                 =======   ======     ======   ======   =======


                                            For the Year Ended
                                             December 31, 2002
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $10,835    $4,067    $2,707   $738    $12,933
                                 =======    ======    ======   ====    =======


                                            For the Year Ended
                                             December 31, 2001
                                           -------------------------
                                           Additions
                                            charged           Trans-
                                Balance at to costs  Accounts lation   Balance
                                beginning     and    written  adjust- at end of
                                of period  expenses    off     ments   period
                                ---------- --------- -------- ------- ---------
Allowance for doubtful accounts  $11,074    $2,947   $2,306   $(880)    $10,835
                                 =======    ======   ======   ======    =======