Form 10-Q
period 2004-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2004-05-07
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2004

                          Commission file number 1-4858


                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------

             (Exact Name of Registrant as specified in its charter)


                New York                                    13-1432060
 ---------------------------------------        --------------------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)



                 521 West 57th Street, New York, N.Y. 10019-2960
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Number of shares outstanding as of April 30, 2004: 94,357,390

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                            3/31/04                  12/31/03
                                                         ----------                ----------
Assets
------
Current assets:
   Cash & cash equivalents                               $   11,796                $   12,081
   Short-term investments                                       483                       474
   Trade receivables                                        380,876                   336,980
   Allowance For doubtful accounts                          (16,472)                  (16,212)

   Inventories:  Raw materials                              230,174                   233,313
                 Work in process                             18,519                    15,815
                 Finished goods                             202,386                   205,503
                                                         ----------                ----------
                 Total inventories                          451,079                   454,631
   Deferred income taxes                                     63,873                    66,070
   Other current assets                                      60,925                    48,648
                                                         ----------                ----------
   Total current assets                                     952,560                   902,672
                                                         ----------                ----------
Property, plant & equipment, at cost                      1,016,513                 1,010,397
Accumulated depreciation                                   (514,813)                 (499,785)
                                                         ----------                ----------
                                                            501,700                   510,612
                                                         ----------                ----------
Goodwill, net                                               647,566                   647,226
Intangible assets, net                                      148,771                   152,187
Other assets                                                 91,429                    94,195
                                                         ----------                ----------
Total assets                                             $2,342,026                $2,306,892
                                                         ==========                ==========

Liabilities and shareholders' equity
------------------------------------
Current liabilities:
   Bank loans and current portion of long-term debt      $   49,992                $   31,371
   Commercial paper                                         146,932                   162,933
   Accounts payable-trade                                   109,063                   104,028
   Dividends payable                                         15,126                    14,996
   Income taxes                                              26,116                    27,826
   Other current liabilities                                180,259                   184,891
                                                         ----------                ----------
   Total current liabilities                                527,488                   526,045
                                                         ----------                ----------
Other liabilities:
   Long-term debt                                           679,161                   690,231
   Deferred gains                                            72,687                    73,439
   Retirement liabilities                                   210,112                   210,031
   Other liabilities                                         68,549                    64,515
                                                         ----------                ----------
Total other liabilities                                   1,030,509                 1,038,216
                                                         ----------                ----------
Shareholders' equity:
   Common stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares          14,470                    14,470
   Capital in excess of par value                            85,684                    95,138
   Restricted stock                                          (3,030)                   (3,952)
   Retained earnings                                      1,537,336                 1,496,104
   Accumulated other comprehensive income:
      Cumulative translation adjustment                     (56,612)                  (45,188)
      Accumulated losses on derivatives
        qualifying as hedges (net of tax)                   (10,094)                   (3,678)
      Minimum pension liability adjustment(net of tax)      (82,815)                  (82,815)
                                                         ----------                ----------
                                                          1,484,939                 1,470,079
   Treasury stock, at cost - 21,213,323 shares in '04
      and 22,032,132 in '03                                (700,910)                 (727,448)
                                                         ----------                ----------
   Total shareholders' equity                               784,029                   742,631
                                                         ----------                ----------
Total liabilities and shareholders' equity               $2,342,026                $2,306,892
                                                         ==========                ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                     3 Months Ended 3/31
                                                 ----------------------------
                                                      2004               2003
                                                 ---------          ---------
Net sales                                        $ 535,015          $ 466,224
                                                 ---------          ---------
Cost of goods sold                                 306,786            270,447
Research and development expenses                   44,648             38,962
Selling and administrative expenses                 89,726             76,115
Amortization                                         3,699              3,158
Restructuring and other charges                          -             20,389
Interest Expense                                     6,457              8,113
Other (income) expense, net                          1,425              2,526
                                                 ---------          ---------
                                                   452,741            419,710
                                                 ---------          ---------
Income before taxes on income                       82,274             46,514
Taxes on income                                     25,916             14,497
                                                 ---------          ---------
Net income                                          56,358             32,017

Other comprehensive income:
   Foreign currency translation adjustments        (11,424)             8,030
   Accumulated losses on derivatives
     qualifying as hedges (net of tax)              (6,416)              (821)
                                                 ---------          ---------
Comprehensive income                             $  38,518          $  39,226
                                                 =========          =========

Net income per share - basic                         $0.60              $0.34

Net income per share - diluted                       $0.59              $0.34

Average number of shares outstanding - basic        94,033             94,158

Average number of shares outstanding - diluted      95,126             95,281

Dividends declared per share                         $0.16              $0.15


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                          3 Months Ended 3/31
                                                                 ------------------------------------
                                                                     2004                     2003
                                                                 -----------              -----------
Cash flows from operating activities:
-------------------------------------
Net income                                                        $ 56,358                  $ 32,017

Adjustments to reconcile to net cash provided by operations:
      Depreciation and amortization                                 22,984                    21,403
      Deferred income taxes                                          5,387                    (3,736)
      Changes in assets and liabilities:
         Current receivables                                       (50,260)                  (38,602)
         Inventories                                                   (64)                    4,376
         Current payables                                           (6,819)                   11,606
         Other, net                                                 (6,311)                  (12,738)
                                                                 -----------              -----------
Net cash provided by operations                                     21,275                    14,326
                                                                 -----------              -----------

Cash flows from investing activities:
------------------------------------

      Net change in investments                                          -                      (155)
      Additions to property, plant and equipment                   (12,244)                  (11,300)
      Proceeds from disposal of assets                                 542                     5,662
                                                                 -----------              -----------
Net cash used in investing activities                              (11,702)                   (5,793)
                                                                 -----------              -----------

Cash flows from financing activities:
-------------------------------------

      Cash dividends paid to shareholders                          (14,996)                  (14,138)
      Net change in bank loans                                       7,559                    11,295
      Net change in commercial paper outstanding                   (16,001)                  177,338
      Net change in long-term debt                                  (4,471)                 (169,942)
      Proceeds from issuance of stock under stock option
        and employee stock purchase plans                           28,981                     7,444
      Purchase of treasury stock                                   (10,781)                  (19,035)
                                                                 -----------              -----------
Net cash used in financing activities                               (9,709)                   (7,038)
                                                                 -----------              -----------

Effect of exchange rate changes on cash and cash equivalents          (149)                     (487)
                                                                 -----------              -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               (285)                    1,008

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      12,081                    14,858
                                                                 -----------              -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 11,796                  $ 15,866
                                                                 ===========              ===========

Interest paid                                                     $  1,524                  $  4,881

Income taxes paid                                                 $ 12,599                  $ 12,356


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in the Company's 2003 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

NEW ACCOUNTING PRONOUNCEMENTS:

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-1"). The Company has made a one-time election to defer accounting for any effects of the Act as permitted by FSP 106-1. The Company will account for the effects of the Act at the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the fourth quarter of 2004.

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


                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)        2004            2003
--------------------------------------------------------------------------------
Net income, as reported                              $56,358         $32,017
--------------------------------------------------------------------------------
Deduct: Total stock-based employee
compensation expense determined under fair
value method for all stock option awards, net of
related tax effects                                    4,577           3,114
--------------------------------------------------------------------------------
Pro-forma net income                                 $51,781         $28,903
--------------------------------------------------------------------------------
Net income per share:
--------------------------------------------------------------------------------
    Basic - as reported                                $0.60           $0.34
--------------------------------------------------------------------------------
    Basic - pro-forma                                  $0.55           $0.31
--------------------------------------------------------------------------------
    Diluted - as reported                              $0.59           $0.34
--------------------------------------------------------------------------------
    Diluted - pro-forma                                $0.54           $0.30
--------------------------------------------------------------------------------

These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

NET INCOME PER SHARE:

Stock options to purchase 902,750 and 4,917,152 shares were outstanding for the first quarter of 2004 and 2003, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods. Stock options only impact the calculation of diluted earnings per share.

SEGMENT INFORMATION:

The Company's reportable segment information follows. The Company evaluates the performance of its geographic regions based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of restructuring items and accounting changes, and income tax expense.


------------------------------------------------------------------------------------------------------------------------------------
                                        North                                  Latin        Asia
 2004 (Dollars in thousands)           America      Europe        India       America      Pacific     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $163,047     $225,436    $ 13,791      $ 53,737     $79,004        $     --       $ 535,015
Transfers between areas                  20,887       47,604           3           287       5,641         (74,422)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                            $183,934     $273,040    $ 13,794      $ 54,024     $ 84,645       $(74,422)      $ 535,015
====================================================================================================================================
Segment profit                         $ 19,481     $ 63,951    $  3,247      $  5,756     $ 12,958       $  1,060       $ 106,453
=======================================================================================================================
Corporate and other unallocated
   expenses                                                                                                                (16,297)
Interest expense                                                                                                            (6,457)
Other income (expense), net                                                                                                 (1,425)
                                                                                                                       -------------
Income before taxes on income                                                                                            $  82,274
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                        North                                  Latin        Asia
2003 (Dollars in thousands)            America      Europe        India       America      Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $ 140,695    $196,369    $ 10,367      $ 51,306     $ 67,487       $      --      $466,224
Transfers between areas                   21,314      40,076         248           199        5,004         (66,841)           --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                            $ 162,009    $236,445    $ 10,615      $ 51,505     $ 72,491       $ (66,841)     $466,224
====================================================================================================================================
Segment profit                         $  14,104    $ 53,869    $  2,440      $  9,698     $ 11,561       $  (1,565)     $ 90,107
=======================================================================================================================
Corporate and other unallocated
   expenses                                                                                                               (12,565)
Restructuring and other charges                                                                                           (20,389)
Interest expense                                                                                                           (8,113)
Other income (expense), net                                                                                                (2,526)
                                                                                                                       -------------
Income before taxes on income                                                                                            $ 46,514
====================================================================================================================================

RESTRUCTURING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

Movements in the liabilities related to the restructuring charges were (in millions):

                                  EMPLOYEE     ASSET-RELATED
                                   RELATED       AND OTHER         TOTAL
                                ------------- ---------------- --------------
Balance December 31, 2003           $19.6        $   1.5          $ 21.1
Cash and other costs                 (8.1)          (0.5)           (8.6)
                                ------------- ---------------- --------------
Balance March 31, 2004              $11.5        $   1.0          $ 12.5
                                ============= ================ ==============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied and as the final decommissioning and disposal of the affected equipment occurs.

The Company established accruals relating to the integration of BBA operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were (in millions):


                                                 EMPLOYEE-
                                                  RELATED
                                               -------------
        Balance December 31, 2003                 $ 2.4
        Cash and other costs                       (0.2)
                                               -------------
        Balance March 31, 2004                    $ 2.2
                                               =============

The remaining liability will be utilized in 2004 as obligations are satisfied.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

----------------------------------------------------------------------------------------------------------------
                                               Accumulated (losses) on
                                                     derivatives         Minimum Pension
                                Translation      qualifying as hedges,     Obligation,
2004 (Dollars in thousands)     adjustments          net of tax            net of tax             Total
----------------------------------------------------------------------------------------------------------------
Balance December 31, 2003       $ (45,188)           $  (3,678)           $ (82,815)           $ (131,681)

Change                            (11,424)              (6,416)                   -               (17,840)
                             ----------------- ----------------------- -------------------- --------------------
Balance March 31, 2004          $ (56,612)           $ (10,094)           $ (82,815)           $ (149,521)
----------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------
                                                 Accumulated gains
                                                    (losses) on           Minimum Pension
                                Translation    derivatives qualifying       Obligation,
2003 (Dollars in thousands)     adjustments     as hedges, net of tax       net of tax             Total
----------------------------------------------------------------------------------------------------------------
Balance December 31, 2002        $(138,175)          $    733              $  (75,038)         $  (212,480)

Change                               8,030               (821)                      -                7,209
                              ---------------- ---------------------- -------------------- --------------------
Balance March 31, 2003           $(130,145)          $    (88)             $  (75,038)         $  (205,271)
----------------------------------------------------------------------------------------------------------------

BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                                      Rate      Maturities              March 31, 2004   December 31, 2003
                                                      ----      ----------              --------------   -----------------
Commercial paper (U.S.)                                                                       $146,932           $ 162,933
Bank loans                                                                                      37,323              30,610
Current portion of long-term debt                                                               12,669                 761
                                                                             ---------------------------------------------
Total current debt                                                                             196,924             194,304
                                                                             ---------------------------------------------

U.S. dollars                                         6.45%         2006                        498,741             498,675
Japanese Yen notes                                   2.45%       2008-11                       145,440             141,516
Japanese Yen notes                                   1.74%         2005                              -              11,172
Other                                                              2006                             64                 861
                                                                             ---------------------------------------------
                                                                                               644,245             652,224
Deferred realized gain on interest rate swaps                                                   36,046              39,685
FAS 133 adjustment                                                                              (1,130)             (1,678)
                                                                             ---------------------------------------------
Total long-term debt                                                                           679,161             690,231
                                                                             ---------------------------------------------
Total debt                                                                                    $876,085           $ 884,535
                                                                             =============================================

At March 31, 2004, commercial paper maturities did not extend beyond April 28, 2004 and the weighted average interest rate on total borrowings was 3.1% compared to 3.0% at December 31, 2003.

INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at March 31, 2004 and December 31, 2003.


(Dollars in thousands)                              March 31, 2004                      March 31, 2004
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $689,100                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    175,210                              44,455
                                                 --------------------              ------------------------
Total                                                  $883,510                             $87,173
                                                 ====================              ========================


(Dollars in thousands)                            December 31, 2003                    December 31, 2003
                                                 Gross Carrying Value              Accumulated Amortization
                                                 --------------------              ------------------------
Goodwill                                               $688,760                             $41,534
Other indefinite lived intangibles                       19,200                               1,184
Trademarks and other                                    174,699                              40,528
                                                 --------------------              ------------------------
Total                                                  $882,659                             $83,246
                                                 ====================              ========================

The changes in goodwill and intangible assets reflect minor adjustments related to the Celessence acquisition. Final acquisition accounting will be completed in 2004 pending final valuation of the intangible asset. Estimated amortization expense will be $3.7 million per quarter for 2004 to 2006. Estimated amortization expense will be $3.7 million for the first three quarters of 2007, $2.4 million in the fourth quarter of 2007, and $1.7 million per quarter in 2008 and 2009.

RETIREMENT BENEFITS:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

For the first quarter ended March 31, 2004 and 2003, pension expense included the following components:

                                                              U.S. Plans                  Non-U.S. Plans
                                                         --------------------           -------------------
(Dollars in thousands)                                    2004          2003             2004         2003
                                                         -------      -------           -------     -------
Service cost for benefits earned                         $ 2,391      $ 2,117           $ 2,336      $ 2,057
Interest cost on projected benefit obligation              5,070        4,943             6,683        5,891
Expected return on plan assets                            (5,203)      (5,469)           (7,208)      (6,105)
Net amortization and deferrals                               591          177             1,726        1,461
Special termination benefits                                   -          325                 -          306
                                                         -------      -------           -------     -------
Total pension expense                                    $ 2,849      $ 2,093           $ 3,537      $ 3,610
                                                         =======      =======           =======      =======


The Company expects to contribute $3.8 million to its U.S. pension plans in 2004. In the quarter ended March 31, 2004, $0.7 million of contributions were made.

The Company expects to contribute $18.5 million to its non-U.S. pension plans in 2004. In the quarter ended March 31, 2004, $2.5 million of contributions were made.

The special termination benefits in 2003 are the result of termination agreements in the U.S. and Europe providing for enhanced retirement benefits to eligible employees.

For the first quarter ended March 31, 2004 and 2003, expense recognized for postretirement benefits other than pensions included the following components:



(Dollars in thousands)                                    2004           2003
                                                         ------         ------
Service cost for benefits earned                         $  645         $  688
Interest on benefit obligation                            1,304          1,555
Net amortization and deferrals                              (52)           261
                                                         ------         ------
Total postretirement benefit expense                     $1,897         $2,504
                                                         ======         ======

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected to defer recognition of the effects of this Act. The net periodic postretirement benefit costs in the above table do not reflect the effect of the Act on the plan.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to 2004 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

First quarter 2004 sales totaled $535.0 million, increasing 15% in comparison to the prior year quarter. Reported sales for the 2004 quarter benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales for the first quarter 2004 would have increased 6% in comparison to the prior year quarter.

Sales for the first quarter were strong in all geographic regions although performance in Europe was primarily the result of favorable currency translation. For the quarter, sales performance by region was as follows:

o North America flavor sales grew 18% while fragrances grew 13%; in total, sales in the region grew 15%. The flavor sales performance was driven by new wins and continued strong order activity across the entire customer portfolio. Fragrance sales for the quarter increased in all product categories with fine fragrance sales increasing 10%, functional fragrances 13% and aroma chemical sales 14%.
o European sales increased 14% with fragrances increasing 15% and flavors 14%; sales results benefited from the strength of the Euro and Pound sterling. Local currency sales declined 1% in both flavors and fragrances. Local currency sales of functional and fine fragrances increased 4% and 2%, respectively; aroma chemical sales declined 10%. The local currency performance reflects modest improvement in some of the major economies of Western Europe, most notably in France, Italy and Great Britain, offset by weaker sales in Eastern Europe, the Middle East and Africa.
o Asia Pacific sales increased 15% with fragrances increasing 13% and flavors 17%; sales results benefited from the strength of the Yen and the Australian dollar. Local currency flavor and fragrance sales each increased 7%. This strong performance reflects improving economic conditions in the region and the benefit of significant new wins in both fine and functional fragrances. Local currency sales growth was strongest in Greater China, Thailand and Vietnam, with respective increases of 16%, 29% and 48%. Australia, Indonesia, South Korea and Taiwan all grew in the low- to mid-single digits. Japan sales were flat in local currency which, due to the strength of the Yen, resulted in a 10% increase in reported dollars.
o Latin American sales increased 9% in both flavors and fragrances. Mexico and Brazil flavor sales grew 9% and 5%, respectively, while Venezuela and Central America increased 91% and 50% respectively. Fragrance sales in Argentina, Venezuela and Central America increased 25%, 89% and 27%, respectively, while Mexico, Brazil and Colombia sales increased 5%, 6% and 11%, respectively. Performance in the region reflects improved economic conditions and the benefit of new wins in both flavors and fragrances.
o India sales increased 31% in local currency and 34% in reported dollars. Local currency fragrance sales increased 25% resulting in a 30% increase in reported dollars. Flavor sales increased 37% in local currency, resulting in a 38% increase in reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new flavor and fragrance wins and the continued strength of IFF's business in the Indian market.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 2004 and 2003 are detailed below.

                                                        FIRST THREE MONTHS
                                                      ----------------------
                                                       2004            2003
                                                      ------          ------
Cost of Goods Sold                                     57.3%           58.0%
Research and Development Expenses                       8.3%            8.4%
Selling and Administrative Expenses                    16.8%           16.3%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to improved sales performance and the realization of saving from the 2003 restructuring activities.

Research and development expenses, as a percentage of sales, were in line with planned spending. These expenses are expected to approximate 8-8.5% of sales on a full year basis. Selling, General and Administrative expenses, as a percentage of sales, increased to 16.8% from 16.3%; this increase resulted mainly from higher expense accruals under the Company's incentive compensation plans, based on the first quarter's sales and operating performance.

Interest expense declined 20% from the prior year as a result of the Company's interest rate management and debt reduction initiatives. The weighted average interest rate on total borrowings during the first quarter 2004 was 3.0% compared to 3.4% in the 2003 first quarter.

The effective tax rate for the first quarter of 2004 was 31.5% compared to 31.2% for the comparable 2003 quarter.

RESTRUCTURING AND OTHER CHARGES

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

Movements in the liabilities related to the restructuring charges were (in millions):


                                     EMPLOYEE-     ASSET-RELATED
                                      RELATED        AND OTHER        TOTAL
                                   ------------- ----------------- ------------
Balance December 31, 2003              $19.6          $ 1.5           $ 21.1
Cash and other costs                    (8.1)          (0.5)            (8.6)
                                   ------------- ----------------- ------------
Balance March 31, 2004                 $11.5          $ 1.0           $ 12.5
                                   ============= ================= ============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied and as the final decommissioning and disposal of the affected equipment occurs.

The Company established accruals relating to the integration of BBA operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings.

Movements in acquisition accounting accruals were (in millions):

                                            EMPLOYEE-
                                             RELATED
                                           -----------
   Balance December 31, 2003                  $ 2.4
   Cash and other costs                        (0.2)
                                           -----------
   Balance March 31, 2004                     $ 2.2
                                           ===========

The remaining liability will be utilized in 2004 as obligations are satisfied.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments totaled $12.3 million at March 31, 2004. Working capital, at March 31, 2004 was $425.1 million compared to $376.6 million at December 31, 2003. The working capital increase is directly attributable to an increase in receivables in the first quarter resulting from the sales performance. Gross additions to property, plant and equipment during the first quarter were $12.2 million. The Company expects additions to property, plant and equipment to approximate $80.0 to $85.0 million for the full year 2004.

At March 31, 2004, the Company's outstanding commercial paper had an average interest rate of 1.2%. Commercial paper maturities did not extend beyond April 28, 2004. Bank loans and the current portion of long-term debt is $50.0 million at March 31, 2004.

In January 2004, the Company paid a quarterly cash dividend of $.16 per share to shareholders unchanged from the prior quarter. The Company repurchased approximately 0.3 million shares in the first quarter of 2004. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2004, the Company had $31.2 million remaining under its authorized October 2002 repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations are sufficient to fund the Company's anticipated normal capital spending, dividends and other requirements including debt reduction for at least the next twelve to eighteen months. The Company anticipates that debt reduction for 2004 will approximate $100 million.

EQUITY COMPENSATION PLANS

The Company intends to grant restricted stock units ("RSU's") in May 2004 as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management will be performance and time based; for the remainder of eligible employees, vesting will be time based. As a result of these awards, the Company expects to record approximately $4.5 million to $6.0 million in pre-tax compensation expense during 2004; the actual expense will depend upon the value of the Company's stock and the number of RSU's granted.

NON-GAAP FINANCIAL MEASURES

The discussion of the Company's 2004 first quarter results exclude the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of ongoing exchange rate fluctuations on the Company's operating results and financial condition. In addition, management reviews this non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this quarterly report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements, which may be identified by such words as "expect," "anticipate," "outlook," "guidance," "may" or similar forward looking terminology involve significant risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes in market risk from the information provided in the Company's Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (e) Issuer Purchases of Equity Securities


                                                                 TOTAL NUMBER OF SHARES         MAXIMUM DOLLAR VALUE OF
                        TOTAL NUMBER OF                           PURCHASED AS PART OF          SHARES THAT MAY YET BE
                        SHARES PURCHASED    AVERAGE PRICE          PUBLICLY ANNOUNCED             PURCHASED UNDER THE
                              (1)           PAID PER SHARE             PROGRAM (2)                      PROGRAM
                      ------------------- ------------------- ------------------------------  ----------------------------
January 1 - 31, 2004            -                 -                        -                          $ 42,011,236
February 1 -29, 2004            -                 -                        -                          $ 42,011,236
March 1 - 31, 2004           307,700          $ 35.04                   307,700                       $ 31,230,166



(1) An aggregate of 307,700 shares of common stock were repurchased during the 2004 first quarter under a repurchase program announced in October 2002.

(2) Under the program, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

     (b)  Reports on Form 8-K

          The Company furnished the following Reports on Form 8-K since the beginning of the quarter for which this report on Form 10-Q is filed:

          o Report on Form 8-K dated January 28, 2004 furnishing under Item 12 a copy of a Company press release dated January 28, 2004, regarding the Company's financial results for the fourth quarter and full year 2003.
          o Report on Form 8-K dated March 15, 2004 furnishing under Item 9 certain litigation information regarding the Company's regulation FD disclosure.
          o Report on Form 8-K dated April 29, 2004 furnishing under Item 12 a copy of a Company press release dated April 29, 2004, regarding the Company's financial results for the first quarter of 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


Dated: May 7, 2004            By:   /S/ DOUGLAS J. WETMORE
                                  --------------------------
                                  Douglas J. Wetmore, Senior Vice President and
                                    Chief Financial Officer



Dated: May 7, 2004            By:   /S/ DENNIS M. MEANY
                                  -----------------------
                                  Dennis M. Meany, Senior Vice President,
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