Form 10-Q
period 2004-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2004-08-06
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2004

                          Commission file number 1-4858

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact Name of Registrant as specified in its charter)


            New York                                    13-1432060
---------------------------------------    -------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares outstanding as of July 31, 2004:  94,223,911

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                             6/30/04                12/31/03
Assets                                                     ----------             -----------
------
Current Assets:
   Cash & cash equivalents                                $    11,245            $     12,081
   Short-term investments                                         466                     474
   Trade receivables                                          388,127                 336,980
   Allowance for doubtful accounts                            (16,491)                (16,212)

   Inventories:  Raw materials                                228,237                 233,313
                 Work in process                               17,334                  15,815
                 Finished goods                               214,391                 205,503
                                                         ------------            ------------
                 Total Inventories                            459,962                 454,631
   Deferred income taxes                                       60,629                  66,070
   Other current assets                                        65,777                  48,648
                                                         ------------            ------------
   Total Current Assets                                       969,715                 902,672
                                                         ------------            ------------
Property, plant & equipment, at cost                        1,014,060               1,010,397
Accumulated depreciation                                     (528,093)               (499,785)
                                                         ------------            ------------
                                                              485,967                 510,612
                                                         ------------            ------------
Goodwill, net                                                 647,566                 647,226
Intangible assets, net                                        145,062                 152,187
Other assets                                                   94,692                  94,195
                                                         ------------            ------------
Total Assets                                             $  2,343,002            $  2,306,892
                                                         ============            ============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank loans and current portion of long-term debt      $     33,863            $     31,371
   Commercial paper                                           136,950                 162,933
    Accounts payable-trade                                    116,314                 104,028
    Dividends payable                                          16,520                  14,996
    Income taxes                                               32,601                  27,826
    Other current liabilities                                 178,436                 184,891
                                                         ------------             -----------
    Total Current Liabilities                                 514,684                 526,045
                                                         ------------             -----------
Other Liabilities:
   Long-term debt                                             666,570                 690,231
   Deferred gains                                              71,934                  73,439
   Retirement liabilities                                     210,586                 210,031
   Other liabilities                                           69,201                  64,515
                                                         ------------             -----------
Total Other Liabilities                                     1,018,291               1,038,216
                                                         ------------             -----------
Shareholders' Equity:
   Common stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares            14,470                  14,470
   Capital in excess of par value                              85,212                  95,138
   Restricted stock                                            (2,457)                 (3,952)
   Retained earnings                                        1,577,283               1,496,104
   Accumulated other comprehensive income:
      Cumulative translation adjustment                       (68,105)                (45,188)
      Accumulated gains on derivatives
        qualifying as hedges (net of tax)                      (9,503)                 (3,678)
      Minimum pension liability adjustment (net of tax)       (82,815)                (82,815)
                                                         ------------             -----------
                                                            1,514,085               1,470,079
   Treasury stock, at cost - 21,522,552 shares in '04
      and 22,032,132 in '03                                  (704,058)               (727,448)
                                                         ------------             -----------
   Total Shareholders' Equity                                 810,027                 742,631
                                                         ------------             -----------
Total Liabilities and Shareholders' Equity               $  2,343,002             $ 2,306,892
                                                         ============             ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                     3 Months Ended 6/30
                                                 ----------------------------
                                                      2004             2003
                                                      ----             ----
Net sales                                         $  524,177        $ 482,611
                                                  ----------        ---------

Cost of goods sold                                   295,716          275,235
Research and development expenses                     44,342           38,897
Selling and administrative expenses                   83,184           72,888
Amortization                                           3,709            3,158
Restructuring and other charges                        7,716            6,715
Interest expense                                       6,114            7,957
Other (income) expense, net                            1,305            2,371
                                                   ---------        ---------
                                                     442,086          407,221
                                                   ---------        ---------
Income before taxes on income                         82,091           75,390
Taxes on income                                       25,589           23,992
                                                   ---------        ---------
Net income                                            56,502           51,398

Other comprehensive income:
   Foreign currency translation adjustments          (11,493)          40,883
   Accumulated gains on derivatives
     qualifying as hedges (net of tax)                   591            1,480
                                                   ---------        ---------
Comprehensive income                              $   45,600        $  93,761
                                                  ==========        =========

Net income per share - basic                           $0.60            $0.55

Net income per share - diluted                         $0.59            $0.54

Average number of shares outstanding - basic          94,136           93,782

Average number of shares outstanding - diluted        95,330           94,874

Dividends declared per share                          $0.175            $0.16


                                                      6 Months Ended 6/30
                                                  ----------------------------
                                                       2004            2003
                                                       ----            ----
Net sales                                         $1,059,192       $  948,835
                                                  ----------       ----------

Cost of goods sold                                   602,502          545,682
Research and development expenses                     88,990           77,859
Selling and administrative expenses                  172,910          149,003
Amortization                                           7,408            6,316
Restructuring and other charges                        7,716           27,104
Interest expense                                      12,571           16,070
Other (income) expense, net                            2,730            4,897
                                                  ----------       ----------
                                                     894,827          826,931
                                                  ----------       ----------
Income before taxes on income                        164,365          121,904
Taxes on income                                       51,505           38,489
                                                  ----------       ----------
Net income                                           112,860           83,415

Other comprehensive income:
   Foreign currency translation adjustments          (22,917)          48,913
   Accumulated (losses) gains on derivatives
     qualifying as hedges (net of tax)                (5,825)             659
                                                  ----------      -----------
Comprehensive income                              $   84,118      $   132,987
                                                  ==========      ===========

Net income per share - basic                           $1.20            $0.89

Net income per share - diluted                         $1.19            $0.88

Average number of shares outstanding - basic          94,085           93,970

Average number of shares outstanding - diluted        95,228           95,077

Dividends declared per share                          $0.335            $0.31


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                          6 Months Ended 6/30
                                                                   ----------------------------------
                                                                     2004                     2003
                                                                  ----------               ----------
Cash flows from operating activities:
-------------------------------------
Net income                                                        $ 112,860                $  83,415

Adjustments to reconcile to net cash provided by operations:
      Depreciation and amortization                                  46,082                   43,018
      Deferred income taxes                                           3,875                  (20,260)
      Changes in assets and liabilities:
         Current receivables                                        (63,246)                 (35,189)
         Inventories                                                (15,530)                   2,943
         Current payables                                             8,360                   (9,647)
         Other, net                                                 (14,824)                  (6,993)
                                                                   --------                ---------
Net cash provided by operations                                      77,577                   57,287
                                                                   --------                ---------

Cash flows from investing activities:
------------------------------------
      Net change in investments                                         -                       (128)
      Additions to property, plant and equipment                    (26,712)                 (26,725)
      Proceeds from disposal of assets                                  892                   96,895
                                                                   --------                 --------
Net cash (used in) provided by investing activities                 (25,820)                  70,042
                                                                   --------                 --------

Cash flows from financing activities:
-------------------------------------

      Cash dividends paid to shareholders                           (30,157)                 (28,240)
      Net change in bank loans                                       (7,275)                   1,533
      Net change in commercial paper outstanding                    (25,983)                 189,922
      Proceeds from long-term debt                                      102                   33,686
      Repayments of long-term debt                                   (1,040)                (299,103)
      Proceeds from issuance of stock under stock option
        and employee stock purchase plans                            39,471                    9,941
      Purchase of treasury stock                                    (27,116)                 (35,868)
                                                                   --------                 --------
Net cash used in financing activities                               (51,998)                (128,129)
                                                                   --------                 --------

Effect of exchange rate changes on cash and cash equivalents           (595)                   1,368
                                                                   --------                 --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (836)                     568

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       12,081                   14,858
                                                                   --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 11,245                 $ 15,426
                                                                   ========                 ========

Interest Paid                                                      $ 18,640                 $ 25,092

Income Taxes Paid                                                  $ 37,936                 $ 58,014

Non-cash investing activity:
       Asset write-down charges associated with
       the sale of the company's Fruit business                    $  5,368                      -




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in International Flavors & Fragrances Inc. ("the Company" or "IFF") 2003 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

STOCK OPTION PLANS:

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

                                                                Three Months Ended June 30,            Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)                2004              2003               2004               2003
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                                           $56,502            $51,398           $112,860            $83,415
-----------------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                                  2,896              3,525              7,473              6,639
-----------------------------------------------------------------------------------------------------------------------------------
Pro-forma net income                                              $53,606            $47,873           $105,387            $76,776
-----------------------------------------------------------------------------------------------------------------------------------
Net income per share:
-----------------------------------------------------------------------------------------------------------------------------------
    Basic - as reported                                             $0.60              $0.55              $1.20              $0.89
-----------------------------------------------------------------------------------------------------------------------------------
    Basic - pro-forma                                               $0.57              $0.51              $1.12              $0.82
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted - as reported                                           $0.59              $0.54              $1.19              $0.88
-----------------------------------------------------------------------------------------------------------------------------------
    Diluted - pro-forma                                             $0.56              $0.50              $1.11              $0.81
-----------------------------------------------------------------------------------------------------------------------------------

These pro-forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and a different number of options may be granted in future years.

NET INCOME PER SHARE:

Stock options to purchase 872,250 and 887,500 shares were outstanding for the second quarter and the first six months of 2004, respectively, and 5,041,370 and 4,979,261 shares for the second quarter and first six months of 2003, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

SEGMENT INFORMATION:

The Company's reportable segment information, based on geographic region, follows. The Company evaluates the performance of its geographic regions based on operating profit, excluding interest expense, other income and expense, certain unallocated expenses, the effects of restructuring and other charges, accounting changes, and income tax expense.

                                            Three Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                       North                     India        Latin        Asia
(Dollars in thousands)                America      Europe       Region       America      Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $162,556     $210,758     $13,814      $55,761      $81,288       $     --        $524,177
Transfers between regions               19,217       49,106       1,366          123        8,034        (77,846)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $181,773     $259,864     $15,180      $55,884      $89,322       $(77,846)       $524,177
====================================================================================================================================
Segment profit                        $ 23,624     $ 60,944     $ 3,901      $ 7,597      $15,230       $ (1,184)       $110,112
==================================================================================================================
Corporate and other
   unallocated expenses                                                                                                  (12,886)
Restructuring and other charges                                                                                           (7,716)
Interest expense                                                                                                          (6,114)
Other income (expense), net                                                                                               (1,305)
                                                                                                                       -------------
Income before taxes on income                                                                                            $82,091
====================================================================================================================================

                                           Three Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                       North                     India        Latin        Asia
(Dollars in thousands)                America      Europe       Region       America      Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $151,918     $197,961     $11,653      $50,896      $70,183       $     --        $482,611
Transfers between regions               18,216       40,431          58          347        5,057        (64,109)             --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $170,134     $238,392     $11,711      $51,243      $75,240       $(64,109)       $482,611
====================================================================================================================================
Segment profit                        $ 22,353     $ 54,909     $ 3,206      $ 8,124      $12,500       $    688        $101,780
==================================================================================================================
Corporate and other
   unallocated expenses                                                                                                   (9,347)
Restructuring and other charges                                                                                           (6,715)
Interest expense                                                                                                          (7,957)
Other income (expense), net                                                                                               (2,371)
                                                                                                                      --------------
Income before taxes on income                                                                                           $ 75,390
====================================================================================================================================

                                          Six Months Ended June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                       North                     India        Latin        Asia
(Dollars in thousands)                America      Europe       Region       America      Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $325,603     $436,194     $27,605      $109,498     $160,292     $  --           $1,059,192
Transfers between regions               40,104       96,710       1,369           410       13,676      (152,269)              --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $365,707     $532,904     $28,974      $109,908     $173,968     $(152,269)      $1,059,192
====================================================================================================================================
Segment profit                        $ 43,105     $124,895     $ 7,148      $ 13,353     $ 28,188     $    (124)      $  216,565
==================================================================================================================
Corporate and other
   unallocated expenses                                                                                                   (29,183)
Restructuring and other charges                                                                                            (7,716)
Interest expense                                                                                                          (12,571)
Other income (expense), net                                                                                                (2,730)
                                                                                                                      --------------
Income before taxes on income                                                                                          $  164,365
====================================================================================================================================

                                           Six Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                       North                     India        Latin        Asia
(Dollars in thousands)                America      Europe       Region       America      Pacific     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $292,612    $394,332     $22,019      $102,202     $137,670       $      --       $948,835
Transfers between regions               39,531      80,508         306           546       10,061        (130,952)            --
------------------------------------------------------------------------------------------------------------------------------------
Total sales                           $332,143    $474,840     $22,325      $102,748     $147,731       $(130,952)      $948,835
====================================================================================================================================
Segment profit                        $ 36,459    $108,776     $ 5,645      $ 17,823     $ 24,062       $    (877)      $191,888
==================================================================================================================
Corporate and other
   unallocated expenses                                                                                                  (21,913)
Restructuring and other charges                                                                                          (27,104)
Interest expense                                                                                                         (16,070)
Other income (expense), net                                                                                               (4,897)
                                                                                                                    --------------
Income before taxes on income                                                                                           $ 121,904
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

In May 2004, the Company entered into a letter of intent with Frutarom Industries Ltd. ("Frutarom") for the intended sale of IFF's fruit preparations businesses in Switzerland and Germany. IFF had previously announced its intention to divest itself of this business, which manufactures processed fruit and other natural product preparations used in a wide variety of food products, including baked goods and dairy products. Sales of fruit preparations in 2003 approximated $90 million. The sale of the German and Swiss fruit preparations businesses is expected to close in the third quarter. As a result, approximately 170 employees will be severed from the Company and transferred to Frutarom.

IFF also has fruit operations in France representing 30% of the total fruit preparations business. The Company is currently in the consultation process with its French employee works council on the potential sale of the French fruit preparations business to Frutarom.

In June 2004, the Company announced that it would close its Canadian manufacturing facility by the end of 2004 and transfer production to its South Brunswick, New Jersey and Carrollton, Texas facilities. As a result, 24 employees will be severed from the Company.

As a result of these actions, the Company recorded $7.7 million ($5.0 million after tax or $.06 per share) of restructuring and other charges related to the impairment of certain European fruit preparations assets, and the closure of the Canadian manufacturing facility. In 2004, the Company anticipates that it will incur, after consideration of the net sales proceeds, additional costs of Euro
11.0 - 12.0 million ($13.0 - $14.0 million at current exchange rates) with respect to the disposition of the fruit preparations business and related actions.

Movements in the liabilities related to the restructuring charges were (in millions):

                                      EMPLOYEE-      ASSET-RELATED
                                       RELATED         AND OTHER         TOTAL
                                    --------------------------------------------
     Balance December 31, 2003           $19.6             $1.5         $ 21.1
     Additional charges                    2.3              5.4            7.7
     Cash and other costs                (11.2)            (6.2)         (17.4)
                                         -----             ----          -----
     Balance June 30, 2004               $10.7             $0.7          $11.4
                                         ======            ====          =====

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

Movements in acquisition accounting accruals were (in millions):

                                                 EMPLOYEE-
                                                  RELATED
                                                -----------
        Balance December 31, 2003                  $ 2.4
        Cash and other costs                        (2.4)
                                                   -----
        Balance June 30, 2004                      $ --
                                                   =====

The Company has utilized the acquisition accounting accruals.

COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

------------------------------------------------------------------------------------------------------------------------

                                                       Accumulated losses on
                                                            derivatives          Minimum Pension
                                     Translation       qualifying as hedges,       Obligation,
2004 (Dollars in thousands)          adjustments             net of tax            net of tax              Total
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003              $(45,188)              $(3,678)              $(82,815)           $(131,681)
Change                                  (22,917)               (5,825)                  -                 (28,742)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2004                  $(68,105)              $(9,503)              $(82,815)           $(160,423)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

                                                       Accumulated gains on
                                                            derivatives          Minimum Pension
                                     Translation       qualifying as hedges,       Obligation,
 2003 (Dollars in thousands)         adjustments             net of tax            net of tax              Total
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002             $(138,175)               $  733               $(75,038)           $(212,480)
Change                                   48,913                   659                   -                  49,572
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2003                 $( 89,262)               $1,392               $(75,038)           $(162,908)
------------------------------------------------------------------------------------------------------------------------

BORROWINGS:

Debt consists of the following (Dollars in thousands):

                                                      Rate      Maturities        June 30, 2004   December 31, 2003
                                                      ----      ----------        -------------   -----------------
Commercial paper (U.S.)                                                                $136,950           $162,933
Bank loans                                                                               21,826             30,610
Current portion of long-term debt                                                        12,037                761
                                                                             --------------------------------------
Total current debt                                                                      170,813            194,304
                                                                             --------------------------------------

U.S. dollars                                          6.45%        2006                 498,806            498,675
Japanese Yen notes                                    2.45%      2008-11                138,254            141,516
Japanese Yen notes                                    1.74%        2005                       -             11,172
Other                                                              2006                      97                861
                                                                             --------------------------------------
                                                                                        637,157            652,224
Deferred realized gain on interest rate swaps                                            32,155             39,685
FAS 133 Adjustment                                                                       (2,742)            (1,678)
                                                                             --------------------------------------
Total long-term debt                                                                    666,570            690,231
                                                                             --------------------------------------
Total debt                                                                             $837,383           $884,535
                                                                             ======================================

At June 30, 2004, commercial paper maturities did not extend beyond July 22, 2004 and the weighted average interest rate on total borrowings was 2.9% compared to 3.0% at December 31, 2003.

INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at June 30, 2004 and December 31, 2003:

(Dollars in thousands)                              June 30, 2004                 June 30, 2004
                                                 Gross Carrying Value       Accumulated Amortization
                                                 --------------------       ------------------------
Goodwill                                               $689,100                      $41,534
Other indefinite lived intangibles                       19,200                        1,184
Trademarks and other                                    175,210                       48,164
                                                       --------                      -------
Total                                                  $883,510                      $90,882
                                                       ========                      =======

(Dollars in thousands)                            December 31, 2003             December 31, 2003
                                                 Gross Carrying Value       Accumulated Amortization
                                                 --------------------       ------------------------
Goodwill                                               $688,760                      $41,534
Other indefinite lived intangibles                       19,200                        1,184
Trademarks and other                                    174,699                       40,528
                                                       --------                      -------
Total                                                  $882,659                      $83,246
                                                       ========                      =======

The changes in goodwill and intangible assets result from adjustments to acquisition accounting for Celessence. Estimated amortization expense will be $3.7 million per quarter for 2004 to 2006. Estimated amortization expense will be $3.7 million for the first three quarters of 2007, $2.4 million in the fourth quarter of 2007, and $1.7 million per quarter in 2008 and 2009.

RETIREMENT BENEFITS:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

For the second quarter and six months ended June 30, 2004 and 2003, pension expense for the U.S. and non U.S. plans included the following components:

U.S. Plans                                                          Three Months Ended June 30,        Six Months Ended June 30,
(Dollars in thousands)                                                2004              2003             2004              2003
                                                                      ----              ----             ----              ----
Service cost for benefits earned                                    $2,391            $2,117           $4,782            $4,234
Interest cost on projected benefit obligation                        5,070             4,943           10,140             9,886
Expected return on plan assets                                      (5,203)           (5,469)         (10,406)          (10,938)
Net amortization and deferrals                                         591               177            1,182               354
Special termination benefits                                             -               325                -               650
                                                                    ------            ------           ------            ------
Defined benefit plans                                                2,849             2,093            5,698             4,186
Defined contribution and other retirement plans                        851               633            1,539             1,267
                                                                    ------            ------           ------            ------
Total pension expense                                               $3,700            $2,726           $7,237            $5,453
                                                                    ======            ======           ======            ======

Non U.S. Plans                                                      Three Months Ended June 30,        Six Months Ended June 30,
(Dollars in thousands)                                                2004              2003             2004              2003
                                                                      ----              ----             ----              ----
Service cost for benefits earned                                    $2,336            $2,057           $4,672            $4,114
Interest cost on projected benefit obligation                        6,683             5,891           13,366            11,782
Expected return on plan assets                                      (7,208)           (6,105)         (14,416)          (12,210)
Net amortization and deferrals                                       1,726             1,461            3,452             2,922
Special termination benefits                                             -               306                -               612
                                                                    ------            ------           ------            ------
Defined benefit plans                                                3,537             3,610            7,074             7,220
Defined contribution and other retirement plans                        740               804            1,486             1,608
                                                                    ------            ------           ------            ------
Total pension expense                                               $4,277            $4,414           $8,560            $8,828
                                                                    ======            ======           ======            ======

The Company expects to contribute $4.8 million to its U.S. pension plans in 2004. In the second quarter and six-month period ended June 30, 2004, $3.2 million and $3.9 million of contributions were made to the U.S. pension plans, respectively. The Company expects to contribute $18.5 million to its non-U.S. pension plans in 2004. In the second quarter and six-month period ended June 30, 2004, $4.0 million and $6.5 million of contributions were made to its non-U.S. pension plans, respectively.

The special termination benefits in 2003 are the result of termination agreements in the U.S. and Europe providing for enhanced retirement benefits to eligible employees.

For the second quarter and six months ended June 30, 2004 and 2003, expense recognized for postretirement benefits other than pensions included the following components:

                                                               Three Months Ended June 30,                Six Months Ended June 30,
(Dollars in thousands)                                         2004                   2003                2004                 2003
                                                               ----                    ----                ----                 ----
Service cost for benefits earned                              $ 645                   $ 688              $1,290               $1,376
Interest on benefit obligation                                1,304                   1,555               2,608                3,110
Net amortization and deferrals                                  (52)                    261                (104)                 522
                                                             ------                  ------              ------               ------
Total postretirement benefit expense                         $1,897                  $2,504              $3,794               $5,008
                                                             ======                  ======              ======               ======

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Following the guidance of the Financial Accounting Standards Board, the Company has elected to defer recognition of the effects of this Act. The Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" is effective July 1, 2004 and the Company is currently assessing the implications of this Act on the Consolidated Financial Statements. The net periodic postretirement benefit costs in the above table do not reflect the effect of the Act on the plan.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2004 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the second quarter of 2004 totaled $524.2 million, increasing 9% in comparison to the prior year quarter. Reported sales for the 2004 quarter benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales for the second quarter 2004 would have increased 5% in comparison to the prior year quarter.

Second quarter 2004 sales growth was strong in all geographic regions although performance in Europe was the result of favorable currency translation. For the quarter, sales performance by region was as follows:

o North America flavor sales grew 5% while fragrances grew 8%; in total, sales grew 7%. The flavor sales performance was driven by new wins and continued strong order activity across the entire customer portfolio. Functional fragrance and aroma chemical sales increased 6% and 29%, respectively, while fine fragrance sales declined 1%.

o European sales increased 6% with fragrances increasing 8% and flavors 4%; reported sales benefited from the strength of the Euro and Pound Sterling. For the region, local currency sales declined 1%. Flavor compound sales grew 4% in local currency, although this performance was offset by persistent weakness in sales of fruit preparations, which declined 20%; total flavor sales declined 3%. Local currency fragrance sales increased 1% for the quarter; sales of functional and fine fragrances increased 4% and 11%, respectively, while aroma chemical sales declined 14%. The fine fragrance performance was driven by a number of new product wins.

o Asia Pacific sales increased 16% with fragrances increasing 11% and flavors 19%; reported sales benefited from the strength of the Yen and the Australian dollar. Local currency flavor and fragrance sales increased 13% and 7%, respectively. The strong performance reflects improving economic conditions in the region and the benefit of significant new wins in both flavors and fragrances. For the region, local currency sales growth was strongest in Greater China, Australia, Indonesia and the Philippines, with respective increases of 29%, 7%, 14% and 24%. Japan sales remained flat in local currency which, due to the strength of the Yen, resulted in a 9% increase in reported dollars.

o Latin American sales increased 11% with fragrances increasing 13% and flavors 5%. Mexico, Argentina, and Central America flavor sales grew 28%, 17% and 40%, respectively. Fragrance sales increased in all product categories with fine fragrances increasing 12%, functional fragrances 10% and aroma chemicals 39%.

o India sales increased 13% in local currency and 14% in reported dollars. Local currency fragrance sales increased 8%, resulting in an 11% increase in reported dollars; flavor sales increased 17% in local currency, resulting in an 18% increase in reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product wins and the continued strength of the Indian economy.

The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2004 and 2003 are detailed below.

                                                       SECOND QUARTER
                                                      -----------------
                                                      2004         2003
                                                      ----         ----
    Cost of Goods Sold                                56.4%       57.0%
    Research and Development Expenses                  8.5%        8.1%
    Selling and Administrative Expenses               15.9%       15.1%

Cost of goods sold, as a percentage of net sales, decreased from the prior year period primarily due to improved sales and product mix, and realization of savings from the 2003 restructuring activities, much of which impacted manufacturing costs.

Research and development ("R&D") expenses totaled 8.5% of sales compared to 8.1% in the prior year quarter, consistent with the Company's intended level of R&D spending. These expenses are expected to approximate 8-8.5% of sales on a full year basis. Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 15.9% from 15.1%. The SG&A increase resulted from recognition in the quarter of approximately $1.1 million related to the cost of restricted stock units for which there was no comparable amount in the 2003 results, and higher expense accruals under the Company's incentive compensation plans, based on the improved operating performance relative to 2003.

Interest expense declined 23% from the prior year as a result of the Company's interest rate management and debt reduction initiatives. The weighted average interest rate on total borrowings during the second quarter 2004 was 2.9% compared to 3.2% in the 2003 second quarter.

The effective tax rate for the second quarter of 2004 was 31.2% compared to 31.8% for the comparable 2003 quarter. The lower effective tax rate in 2004 reflects differences with respect to tax expense incurred on the restructuring charges recorded in both periods. Excluding restructuring charges the Company expects an effective tax rate of 31.5% for 2004.

For the six-month period ended June 30, 2004 sales performance by region was as follows:

o North America fragrance sales increased 10% while flavor sales increased 11%. Functional fragrance, fine fragrance and chemical sales increased 10%, 4% and 21%, respectively.

o Europe sales declined 1% in local currency, increasing 10% in dollars. Local currency flavor sales declined 2% resulting in a 9% increase in reported dollar sales. Flavor compound sales grew 3% in local currency, although this performance was offset by persistent weakness in sales of fruit preparations which declined 14%. Fragrance sales were flat in local currency, resulting in an 11% increase in reported dollar sales. Fine fragrance and functional fragrance local currency sales increased 6% and 4%, respectively, while aroma chemical sales declined 12%.

o Local currency sales in Asia Pacific increased 9% resulting in a 16% increase in reported dollar sales. Local currency fragrance sales increased 7% resulting in a 12% increase in reported dollars; local currency flavor sales increased 10% and 18% in reported dollars. This strong performance reflects improving economic conditions in the region and the benefit of significant new wins in both fragrances and flavors. For the region, sales growth was strongest in Australia, Greater China, Indonesia, and Thailand, with respective local currency increases of 6%, 22%, 8% and 11%, respectively.

o Latin America sales increased 10% in comparison to the prior year. Flavor sales increased 7%, benefiting from increases of 44% and 19% in Central America and Mexico, respectively, reflecting new wins and improved economic conditions. Fragrance sales increased 11% with Central America, Mexico and Brazil increasing 20%, 7% and 7%, respectively; Argentina fragrance sales increased 31% for the period.

o India sales increased 21% in local currency and 24% in reported dollars. This performance was led by a 26% local currency increase in flavor sales with fragrance sales increasing 16% in comparison to the prior year period. In both flavors and fragrances, the sales performance reflected the benefit of both new product wins and the continued strength of the Indian economy.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six months 2004 and 2003 are detailed below.

                                                      FIRST SIX MONTHS
                                                      ----------------
                                                      2004        2003
                                                      ----        ----
    Cost of Goods Sold                                56.9%       57.5%
    Research and Development Expenses                  8.4%        8.2%
    Selling and Administrative Expenses               16.3%       15.7%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to improved sales performance and product mix and realization of savings from the 2003 restructuring activities, much of which impacted manufacturing costs.

R&D expenses totaled 8.4% of sales compared to 8.2% in the prior year period, consistent with the Company's intended level of R&D spending. SG&A expenses, as a percentage of sales, increased to 16.3% from 15.7%. The SG&A increase in the six month period resulted from recognition of approximately $1.1 million related to the cost of restricted stock units for which there was no comparable amount in the 2003 results, and higher expense accruals under the Company's incentive compensation plans, based on the improved operating performance relative to 2003.

Interest expense declined 22% from the prior year as a result of the Company's interest rate management and debt reduction initiatives. The weighted average interest rate on total borrowings during the first six months of 2004 was 2.8% compared to 3.3% for the first six months of 2003.

The effective tax rate for the first six months of 2004 was 31.3% compared to 31.6% for the first six months of 2003. The lower effective tax rate in 2004 reflects differences with respect to tax expense incurred on the restructuring charges recorded in both periods. Excluding restructuring charges the Company expects an effective tax rate of 31.5% for 2004.

RESTRUCTURING AND OTHER CHARGES

As described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K, in October 2000, the Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

In May 2004, the Company entered into a letter of intent with Frutarom Industries Ltd. ("Frutarom") for the intended sale of IFF's fruit preparations businesses in Switzerland and Germany. IFF had previously announced its intention to divest itself of this business, which manufactures processed fruit and other natural product preparations used in a wide variety of food products, including baked goods and dairy products. Sales of fruit preparations in 2003 approximated $90 million. The sale of the German and Swiss fruit preparations businesses is expected to close in the third quarter. As a result, approximately 170 employees will be severed from the Company and transferred to Frutarom.

IFF also has fruit operations in France representing 30% of the total fruit preparations business. The Company is currently in the consultation process with its French employee works council on the potential sale of the French fruit preparations business to Frutarom.

In June 2004, the Company announced that it would close its Canadian manufacturing facility by the end of 2004 and transfer production to its South Brunswick, New Jersey and Carrollton, Texas facilities. As a result, 24 employees will be severed from the Company.

As a result of these actions, the Company recorded $7.7 million ($5.0 million after tax or $.06 per share) of restructuring and other charges related to the impairment of certain European fruit preparations assets, and the closure of the Canadian manufacturing facility. In 2004, the Company anticipates that it will incur, after consideration of the net sales proceeds, additional costs of Euro
11.0 - 12.0 million ($13.0 - $14.0 million at current exchange rates) with respect to the disposition of the fruit preparations business and related actions.

Movements in the liabilities related to the restructuring charges were (in millions):

                                          EMPLOYEE-     ASSET-RELATED
                                           RELATED        AND OTHER       TOTAL
                                        ----------------------------------------
        Balance December 31, 2003            $19.6           $1.5        $ 21.1
        Additional charges                     2.3            5.4           7.7
        Cash and other costs                 (11.2)          (6.2)        (17.4)
                                             -----           ----         -----
        Balance June 30, 2004                $10.7           $0.7         $11.4
                                             =====           ====         =====

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

Movements in acquisition accounting accruals were (in millions):


                                                 EMPLOYEE-
                                                  RELATED
                                               -------------
        Balance December 31, 2003                  $ 2.4
        Cash and other costs                        (2.4)
                                                   -----
        Balance June 30, 2004                      $ --
                                                   =====

The Company has utilized the acquisition accounting accruals.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments totaled $11.7 million at June 30, 2004. Working capital, at June 30, 2004 was $455.0 million compared to $376.6 million at December 31, 2003. The working capital increase is directly attributable to an increase in receivables in 2004 resulting from the Company's strong sales performance. Gross additions to property, plant and equipment during the second quarter and six-month period ended June 30, 2004 were $14.4 million and $26.7 million, respectively. The Company expects additions to property, plant and equipment to approximate $80.0 to $85.0 million for the full year 2004.

At June 30, 2004, the Company's outstanding commercial paper had an average interest rate of 1.4%. Commercial paper maturities did not extend beyond July 22, 2004. Bank loans and the current portion of long-term debt is $33.9 million at June 30, 2004. The Company reduced debt $33.2 million in the second quarter and $38.6 million in the first half of 2004. The Company anticipates that debt reduction will approximate $100.0 million for the full year 2004.

In January and April 2004, the Company paid a quarterly cash dividend of $.16 per share to shareholders. In May, the Board of Directors increased the dividend to $.175 per share effective with the July payment. This increase of 9.4% represents a payout of approximately 30-35% of forecast earnings consistent with the Company's long-term dividend payout plan.

Under the share repurchase program authorized in October 2002 the Company repurchased approximately 0.5 million shares and 0.8 million shares in the three- and six- month periods ended June 30, 2004. At June 30, 2004, the Company had $15.0 million remaining under the October 2002 repurchase plan. In July 2004, the Company's Board of Directors authorized a new share repurchase program of $100.0 million (approximately 2.8 million shares at the current market price); this program is expected to be completed over the next 18 to 24 months. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations are sufficient to fund the Company's anticipated normal capital spending, dividends and other requirements including debt reduction for at least the next twelve to eighteen months.

EQUITY COMPENSATION PLANS

The Company granted restricted stock units ("RSU's") in May 2004 as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management will be performance and time based, and for the remainder of eligible employees, vesting will be time based; the vesting period will be three years from date of grant. As a result of these awards, the Company expects to record approximately $4.5 million to $6.0 million in pre-tax compensation expense during 2004; the actual expense will depend upon the value of the Company's stock.

NON-GAAP FINANCIAL MEASURES

The discussion of the Company's 2004 second quarter and six-month results exclude the impact of certain restructuring and other charges recorded in 2004 and 2003 related to the Company's reorganization plan as well as the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of the 2004 and 2003 restructuring and other charges as well as ongoing exchange rate fluctuations on the Company's operating results and financial condition. In addition, management reviews this non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this quarterly report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements, which may be identified by such words as "expect", "anticipate", "outlook", "guidance", "may" and similar forward-looking terminology, involve significant risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is subject to various claims and legal actions in the ordinary course of its business.

         On January 15, 2004, the Circuit Court of Jasper County, Missouri denied class action status to a purported class action brought against the Company on behalf of certain former and current workers at a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri. See the Company's 2003 Annual Report on Form 10-K under "Legal Proceedings." The plaintiffs in that action are alleging that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee Corp of an IFF and BBA flavor. As a result of this decision, each of the 30 plaintiff cases is to be tried separately. The Company appealed a March 15, 2004 jury verdict in favor of one of the plaintiffs awarding approximately $20 million in compensatory damages. The Company believes that the verdict is not supported by the evidence or law. On April 30, 2004 a second case was settled for an amount agreed by the parties to be held confidential, on June 28, 2004 the trial court found in favor of the Company in four additional plaintiff's cases, and on July 21, 2004 another case was resolved through a confidential settlement.

         Six other actions based on similar claims of respiratory illness are currently pending against the Company and other flavor suppliers. The parties are in the discovery phase in the action brought against the Company and another flavor supplier by 20 former and current workers at a popcorn factory in Marion, Ohio. In May 2004, the Company and another flavor supplier were named defendants in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois and another concerning 11 other workers at this same plant was filed in July 2004 in Cook County, Illinois against the Company and another flavor supplier. In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 current worker at a Sioux City, Iowa facility in an action brought in the Iowa District Court for Woodbury County. In July 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by a former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. In July 2004, the Company, 4 other flavor suppliers and other unnamed parties were named defendants in a lawsuit by 1 former worker at an Iowa City, Iowa facility in an action filed in U.S. District Court for the Northern District of Iowa. While the Company has not been served with a complaint, it has received information concerning an additional action based on similar claims of respiratory illness by 1 plaintiff in Hamilton County, Ohio against the Company, 5 other flavor suppliers and other unnamed defendants.

         The Company believes that all IFF and BBA flavors at issue in these matters meet the requirements of the U.S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that IFF and BBA provide to all its customers for the safe handling and use of its flavors. It is the responsibility of IFF's customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, proper handling procedures and respiratory protection for workers, are followed in the workplace.

         While the outcome of any litigation cannot be predicted with certainty, in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

    (e)   Issuer Purchases of Equity Securities



                                                                        TOTAL NUMBER OF SHARES        MAXIMUM DOLLAR VALUE OF
                            TOTAL NUMBER OF     AVERAGE PRICE PAID   PURCHASED AS PART OF PUBLICLY     SHARES THAT MAY YET BE
                          SHARES PURCHASED (1)      PER SHARE           ANNOUNCED PROGRAMS (2)      PURCHASED UNDER THE PROGRAMS (3)
                          ----------------------------------------------------------------------------------------------------------
  April 1 - 30, 2004           250,000               $35.58                    250,000                     $22,335,664
  May 1 - 31, 2004             210,000               $35.43                    210,000                     $14,895,849
  June 1 - 30, 2004               -                    -                         -                         $14,895,849

(1) An aggregate of 460,000 shares of common stock were repurchased during the second quarter period ended June 30, 2004 under a repurchase program announced in October 2002.

(2) Under the program announced in October 2002, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock.

(3) On July 27, 2004, the Board of Directors approved the repurchase of an additional $100.0 million of its common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           PART II. OTHER INFORMATION

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on May 11, 2004:

                                                       VOTES          AUTHORITY
                                                      CAST FOR         WITHHELD

1.)      Election of Directors
           Margaret Hayes Adame                      75,089,808       4,143,828
           Gunter Blobel                             75,585,158       3,648,478
           J. Michael Cook                           75,187,839       4,045,797
           Peter A. Georgescu                        75,582,996       3,650,640
           Richard A. Goldstein                      75,471,574       3,762,062
           Alexandra A. Herzan                       75,485,151       3,748,485
           Arthur C. Martinez                        75,183,774       4,049,862
           Burton M. Tansky                          75,583,119       3,650,517



                                             FOR            AGAINST       ABSTENTIONS          BROKER
                                                                                              NON-VOTES
2.)  Ratification of                     74,283,634         3,452,659        1,497,343               ---
PricewaterhouseCoopers LLP as
independent accountants
                                             FOR            AGAINST       ABSTENTIONS          BROKER
                                                                                              NON-VOTES
3.)  International Brotherhood of         8,064,304        60,861,567       2,998,780         7,308,985
Electrical Worker's Pension Benefit
Fund proposal relating to auditor
independence.

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

               o Report on Form 8-K dated May 11, 2004 furnishing under Item 9 regarding to the increase in the regularly quarterly cash dividend.

               o Report on Form 8-K dated May 27, 2004 furnishing under Item 9 announcing that IFF entered into a letter of intent with Frutarom Industries Ltd. for the intended sale of its fruit preparations businesses in Switzerland and Germany and the potential closure of its manufacturing facilities in Dijon, France.

               o Report on Form 8-K dated July 29, 2004 furnishing under Item 12 a copy of a Company press release dated July 29, 2004, regarding the Company's financial results for the second quarter and six-month period ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.



Dated: August 6, 2004    By: /S/ DOUGLAS J. WETMORE
                             --------------------------
                             Douglas J. Wetmore, Senior Vice President and
                                Chief Financial Officer



Dated: August 6, 2004    By: /S/ DENNIS M. MEANY
                             -----------------------
                             Dennis M. Meany, Senior Vice President,
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