Form 10-Q
period 2004-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2004-11-09
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2004

                          Commission file number 1-4858

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact Name of Registrant as specified in its charter)

             New York                              13-1432060
 ---------------------------------         ---------------------------
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

Number of shares outstanding as of November 1, 2004: 94,238,803

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                             9/30/04                12/31/03
Assets                                                     ----------             -----------
------

Current Assets:
   Cash & cash equivalents                                $   14,264             $     12,081
   Short-term investments                                        469                      474
   Trade receivables                                         373,324                  336,980
   Allowance for doubtful accounts                           (16,626)                 (16,212)

   Inventories:  Raw materials                               203,290                  233,313
                 Work in process                              11,534                   15,815
                 Finished goods                              222,290                  205,503
                                                         -----------             ------------
                 Total Inventories                           437,114                  454,631
   Deferred income taxes                                      71,592                   66,070
   Other current assets                                       67,891                   48,648
                                                         -----------             ------------
   Total Current Assets                                      948,028                  902,672
                                                         -----------             ------------
Property, plant & equipment, at cost                         979,653                1,010,397
Accumulated depreciation                                    (506,366)                (499,785)
                                                         -----------             ------------
                                                             473,287                  510,612
                                                         -----------             ------------
Goodwill                                                     647,566                  647,226
Intangible assets, net                                       141,352                  152,187
Other assets                                                  95,199                   94,195
                                                         -----------             ------------
Total Assets                                             $ 2,305,432             $  2,306,892
                                                         ===========             ============

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
   Bank borrowings & overdrafts
     and current portion of long-term debt               $    38,949             $     31,371
   Commercial paper                                           25,969                  162,933
   Accounts payable-trade                                     93,549                  104,028
   Accrued payrolls and bonuses                               29,706                   41,032
   Dividends payable                                          16,537                   14,996
   Income taxes                                               39,945                   27,826
   Other current liabilities                                 196,056                  143,859
                                                         -----------              -----------
   Total Current Liabilities                                 440,711                  526,045
                                                         -----------              -----------
Other Liabilities:
   Long-term debt                                            663,324                  690,231
   Deferred gains                                             71,181                   73,439
   Retirement liabilities                                    208,461                  210,031
   Other liabilities                                          79,671                   64,515
                                                         -----------              -----------
Total Other Liabilities                                    1,022,637                1,038,216
                                                         -----------              -----------
Shareholders' Equity:
   Common stock 12 1/2 cent par value; authorized
      500,000,000 shares; issued 115,761,840 shares           14,470                   14,470
   Capital in excess of par value                             82,532                   95,138
   Restricted stock                                           (1,830)                  (3,952)
   Retained earnings                                       1,603,051                1,496,104
   Accumulated other comprehensive income:
      Cumulative translation adjustment                      (55,223)                 (45,188)
      Accumulated losses on derivatives
        qualifying as hedges                                  (6,622)                  (3,678)
      Minimum pension liability adjustment                   (82,815)                 (82,815)
                                                         -----------              -----------
                                                           1,553,563                1,470,079
   Treasury stock, at cost - 21,435,602 shares in '04
      and 22,032,132 in '03                                 (711,479)                (727,448)
                                                         -----------              -----------
   Total Shareholders' Equity                                842,084                  742,631
                                                         -----------              -----------
Total Liabilities and Shareholders' Equity               $ 2,305,432              $ 2,306,892
                                                         ===========              ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                     3 Months Ended 9/30
                                                 ----------------------------
                                                      2004             2003
                                                      ----             ----
Net sales                                        $ 506,229          $ 480,886
                                                 ----------         ---------
Cost of goods sold                                 289,052            278,191
Research and development expenses                   43,124             39,184
Selling and administrative expenses                 83,694             75,638
Amortization                                         3,709              3,158
Restructuring and other charges                     19,950              3,916
Interest expense                                     6,041              6,532
Other (income) expense, net                            324               (446)
                                                  ---------         ---------
                                                   445,894            406,173
                                                  ---------         ---------
Income before taxes on income                       60,335             74,713
Taxes on income                                     18,030             23,642
                                                  ---------         ---------
Net income                                          42,305             51,071

Other comprehensive income:
   Foreign currency translation adjustments         12,882             (9,063)
   Accumulated gains (losses) on derivatives
     qualifying as hedges (net of tax)               2,881             (3,436)
                                                  ---------         ---------
Comprehensive income                             $  58,068          $  38,572
                                                 ==========         =========

Net income per share - basic                          $0.45            $0.55

Net income per share - diluted                        $0.44            $0.54

Average number of shares outstanding - basic         94,172           93,265

Average number of shares outstanding - diluted       95,498           93,793

Dividends declared per share                         $0.175            $0.16

                                                       9 Months Ended 9/30
                                                  ----------------------------
                                                       2004            2003
                                                       ----            ----
Net sales                                         $1,565,421       $1,429,721
                                                  ----------       ----------

Cost of goods sold                                   891,554          823,873
Research and development expenses                    132,114          117,043
Selling and administrative expenses                  256,604          224,641
Amortization                                          11,117            9,474
Restructuring and other charges                       27,666           31,020
Interest expense                                      18,612           22,602
Other (income) expense, net                            3,054            4,451
                                                  ----------       ----------
                                                   1,340,721        1,233,104
                                                  ----------       ----------
Income before taxes on income                        224,700          196,617
Taxes on income                                       69,535           62,131
                                                  ----------       ----------
Net income                                           155,165          134,486

Other comprehensive income:
   Foreign currency translation adjustments          (10,035)          39,850
   Accumulated losses on derivatives
     qualifying as hedges (net of tax)                (2,944)          (2,777)
                                                  ----------      -----------
Comprehensive income                              $  142,186      $   171,559
                                                  ==========      ===========

Net income per share - basic                           $1.65            $1.43

Net income per share - diluted                         $1.63            $1.42

Average number of shares outstanding - basic          94,114           93,735

Average number of shares outstanding - diluted        95,318           94,418

Dividends declared per share                           $0.51            $0.47

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                          9 Months Ended 9/30
                                                                   ----------------------------------
                                                                     2004                     2003
                                                                  ----------               ----------
Cash flows from operating activities:
-------------------------------------

Net income                                                       $ 155,165                $  134,486

Adjustments to reconcile to net cash provided by operations:
      Depreciation and amortization                                 68,388                    64,425
      Deferred income taxes                                         (5,411)                  (19,171)
      Gain on disposal of assets                                   (17,111)                   (1,492)
      Changes in assets and liabilities:
         Current receivables                                       (51,315)                  (26,988)
         Inventories                                                 5,149                    14,809
         Current payables                                           38,127                   (12,045)
         Other, net                                                 (2,425)                   (4,112)
                                                                  --------                 ---------
Net cash provided by operations                                    190,567                   149,912
                                                                  --------                 ---------

Cash flows from investing activities:
-------------------------------------
      Net change in short-term investments                              -                       (128)
      Additions to property, plant and equipment                   (41,080)                  (40,946)
      Proceeds from disposal of assets                              37,948                    97,241
                                                                  --------                  --------
Net cash (used in) provided by investing activities                 (3,132)                   56,167
                                                                  --------                  --------

Cash flows from financing activities:
-------------------------------------

      Cash dividends paid to shareholders                          (46,677)                  (43,215)
      Net change in bank borrowings & overdrafts                    (2,877)                   20,199
      Net change in commercial paper outstanding                  (136,964)                  128,870
      Proceeds from long-term debt                                     109                    35,737
      Repayments of long-term debt                                  (1,194)                 (312,642)
      Proceeds from issuance of stock under stock option
        and employee stock purchase plans                           52,775                    20,311
      Purchase of treasury stock                                   (50,328)                  (55,447)
                                                                  --------                  --------
Net cash used in financing activities                             (185,156)                 (206,187)
                                                                  --------                  --------

Effect of exchange rate changes on cash and cash equivalents           (96)                      244
                                                                  --------                  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              2,183                       136

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      12,081                    14,858
                                                                  --------                  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 14,264                  $ 14,994
                                                                  ========                  ========

Interest Paid                                                     $ 19,766                  $ 26,593

Income Taxes Paid                                                 $ 80,576                  $ 99,569

Non-cash investing activity:
       Asset write-down charges associated with
       the sale of the Company's Fruit business                   $  7,730                        --

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes, and management's discussion and analysis of results of operations and financial condition included in International Flavors & Fragrances Inc.'s
("the Company" or "IFF") 2003 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods have been made.

NOTE 1. STOCK OPTION AND EQUITY PLANS:

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

                                                        Three Months Ended September 30,    Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts)              2004            2003               2004           2003
----------------------------------------------------------------------------------------------------------------------------

Net income, as reported                                    $42,305          $51,071           $155,165       $134,486
----------------------------------------------------------------------------------------------------------------------------
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                           3,139            4,071             10,612         10,710
----------------------------------------------------------------------------------------------------------------------------
Pro-forma net income                                       $39,166          $47,000           $144,553       $123,776
----------------------------------------------------------------------------------------------------------------------------
Net income per share:
----------------------------------------------------------------------------------------------------------------------------
    Basic - as reported                                      $0.45            $0.55              $1.65          $1.43
----------------------------------------------------------------------------------------------------------------------------
    Basic - pro-forma                                        $0.42            $0.50              $1.54          $1.32
----------------------------------------------------------------------------------------------------------------------------
    Diluted - as reported                                    $0.44            $0.54              $1.63          $1.42
----------------------------------------------------------------------------------------------------------------------------
    Diluted - pro-forma                                      $0.41            $0.50              $1.52          $1.31
----------------------------------------------------------------------------------------------------------------------------

These pro-forma amounts may not be representative of future disclosures because the estimated fair value of stock options is expensed over the vesting period, and a different number of options may be granted in future years.

The Company granted restricted stock units ("RSU's") in May 2004 as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the
Company's senior management is both performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period will be three years from date of grant.

NOTE 2. NET INCOME PER SHARE:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income is as follows:

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
(Shares in thousands)                                          2004             2003              2004             2003
------------------------------------------------------------------------------------------------------------------------------

Basic                                                          94,172           93,265            94,114           93,735
------------------------------------------------------------------------------------------------------------------------------
Assumed conversion under stock plans                            1,326              528             1,204              683
------------------------------------------------------------------------------------------------------------------------------
Diluted                                                        95,498           93,793            95,318           94,418
------------------------------------------------------------------------------------------------------------------------------

Stock options to purchase 711,500 and 828,833 shares were outstanding for the third quarter and the first nine months of 2004, respectively, and 5,340,215 and
5,099,579 shares for the third quarter and first nine months of 2003, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

NOTE 3. SEGMENT INFORMATION:

The Company evaluates the performance of its geographic regions based on segment profit, excluding interest expense, other income and expense and the effects of restructuring and other charges, accounting changes, and income tax expense. The
Company's reportable segment information, based on geographic region, follows:

                                                   Three Months Ended September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin        Asia
(Dollars in thousands)                 America      Europe       Region       America      Pacific     Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers       $ 165,548     $ 193,578     $ 11,845     $ 55,516     $ 79,742    $      --       $ 506,229
Transfers between regions                20,096        44,549           60          324        8,890     (73,919)               --
-----------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 185,644     $ 238,127     $ 11,905     $ 55,840     $ 88,632    $(73,919)       $ 506,229
===================================================================================================================================
Segment profit                        $  20,809     $  54,137     $  2,880     $  7,342     $ 15,386    $ (1,958)       $  98,596
=====================================================================================================================
Corporate and other unallocated
   expenses                                                                                                               (11,946)
Restructuring and other charges                                                                                           (19,950)
Interest expense                                                                                                           (6,041)
Other income (expense), net                                                                                                  (324)
                                                                                                                     --------------
Income before taxes on income                                                                                            $ 60,335
===================================================================================================================================

                                                   Three Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin        Asia
(Dollars in thousands)                 America      Europe       Region       America      Pacific     Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers       $ 144,769     $ 198,958    $ 11,074     $ 52,892    $ 73,193      $   --          $ 480,886
Transfers between regions                19,267        35,519         596           61       5,956       (61,399)              --
---------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 164,036     $ 234,477    $ 11,670     $ 52,953    $ 79,149      $(61,399)       $ 480,886
===================================================================================================================================
Segment profit                        $  17,736     $  53,497    $  2,703     $  7,525    $ 13,443      $    463        $  95,367
=====================================================================================================================
Corporate and other unallocated
     expenses                                                                                                             (10,652)
Restructuring and other charges                                                                                            (3,916)
Interest expense                                                                                                           (6,532)
Other income (expense), net                                                                                                   446
                                                                                                                     ------------
Income before taxes on income                                                                                           $  74,713
===================================================================================================================================

                                                    Nine Months Ended September 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin        Asia
(Dollars in thousands)                 America      Europe       Region       America      Pacific     Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers       $ 491,151     $ 629,772     $ 39,449    $ 165,014    $ 240,035    $     --       $1,565,421
Transfers between regions                60,200       141,259        1,430          734       22,566     (226,189)             --
---------------------------------------------------------------------------------------------------------------------------------
Total sales                           $ 551,351     $ 771,031     $ 40,879    $ 165,748    $ 262,601    $(226,189)     $1,565,421
==================================================================================================================================
Segment profit                        $  63,917     $ 179,029     $ 10,027    $  20,696    $  43,575    $  (2,082)     $  315,162
=====================================================================================================================
Corporate and other unallocated
     expenses                                                                                                             (41,130)
Restructuring and other charges                                                                                           (27,666)
Interest expense                                                                                                          (18,612)
Other income (expense), net                                                                                                (3,054)
                                                                                                                     ------------
Income before taxes on income                                                                                          $  224,700
=================================================================================================================================

                                                   Nine Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
                                        North                     India        Latin        Asia
 (Dollars in thousands)                America      Europe       Region       America      Pacific    Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers        $ 437,381    $ 593,290     $ 33,094    $ 155,093   $ 210,863    $   --         $1,429,721
Transfers between regions                 58,798      116,027          902          606      16,016      (192,349)          --
--------------------------------------------------------------------------------------------------------------------------------
Total sales                            $ 496,179    $ 709,317     $ 33,996    $ 155,699   $ 226,879    $ (192,349)    $1,429,721
================================================================================================================================
Segment profit                         $  54,196    $ 162,273     $  8,348    $  25,349   $  37,503    $     (414)    $  287,255
====================================================================================================================
Corporate and other unallocated
     expenses                                                                                                            (32,565)
Restructuring and other charges                                                                                          (31,020)
Interest expense                                                                                                         (22,602)
Other income (expense), net                                                                                               (4,451)
                                                                                                                     ------------
Income before taxes on income                                                                                         $  196,617
-================================================================================================================================

NOTE 4. RESTRUCTURING AND OTHER CHARGES:

As described in Note 2 of the Notes to the Consolidated Financial Statements
included in the Company's 2003 Annual Report on Form 10-K, in October 2000, the
Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

In May 2004, the Company announced that it had entered into a letter of intent with Frutarom Industries Ltd. ("Frutarom") for the intended sale of IFF's fruit preparations businesses in Switzerland and Germany. Concurrently, IFF initiated required consultations with the Company's French employee works council regarding the potential sale of the assets of its French fruit preparations business to Frutarom, and the potential closure of its manufacturing facilities in Dijon, France.

IFF had previously announced its intention to divest itself of the fruit preparations business, which manufactures processed fruit and other natural product preparations used in a wide variety of food products, including baked goods and dairy products. Sales of fruit preparations in 2003 approximated $90 million. IFF completed the sale of the German and Swiss businesses, comprising
70% of the total fruit business, in August 2004.

The Company completed required consultations with the French employee works council, is proceeding with the sale of its French fruit preparations assets to
Frutarom, and with the closure of its Dijon manufacturing facility. The sale of the French fruit assets was completed on October 29; the Dijon facility is expected to close in the first quarter 2005 following completion of the transfer of production from Dijon to other Company locations.

Proceeds from the sale of the European fruit preparations business, in total, were U.S. $40.0 million, including the assumption of certain liabilities. As a result of these actions, the Company recorded a $20.0 million net charge ($12.7 million after tax) of restructuring and other charges related to the disposition of the fruit preparations business (gain on sale of assets of $16.2 million), closure of the Dijon facility and other related reorganization actions ($36.2 million as detailed in the table below) in the third quarter 2004 results.

In June 2004, the Company announced that it would close its Canadian manufacturing facility by the end of 2004 and transfer production to its South
Brunswick, New Jersey and Carrollton, Texas facilities. In the second quarter, the Company recorded $7.7 million ($5.0 million after tax) of restructuring and other charges related to the impairment of certain European fruit preparations assets, and the closure of the Canadian manufacturing facility.

Movements in the liabilities related to the restructuring charges, which are included in "Other Current Liabilities" on the consolidated balance sheets, were (in millions):

                                                          EMPLOYEE-    ASSET-RELATED
                                                            RELATED        AND OTHER       TOTAL
                                                         -----------------------------------------

          Balance December 31, 2003                           $19.6            $ 1.5       $21.1
          Additional charges second quarter 2004                2.3              5.4         7.7
          Additional charges third quarter 2004                21.8             14.4        36.2
          Cash and other costs                                (13.0)            (9.7)      (22.7)
                                                              -----            -----       -----
          Balance September 30, 2004                          $30.7            $11.6       $42.3
                                                              =====            =====       =====

The balance of the employee-related liabilities will be utilized by 2006 as obligations to affected employees are satisfied; the asset-related charges will be utilized in 2005 on final decommissioning and disposal of the affected equipment.

The Company previously established accruals relating to the integration of Bush
Boake Allen ("BBA") operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings. At December 31, 2003, $2.4 million of employee related accruals remained; these remaining accruals were utilized in 2004 as all remaining severance obligations were satisfied.

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME:

Changes in the accumulated other comprehensive income component of shareholders'
equity were as follows:

  -------------------------------------------------------------------------------------------------------------------------
                                                               Accumulated losses
                                              Translation        on derivatives        Minimum Pension
  2004 (Dollars in thousands)                 adjustments     qualifying as hedges       Obligation            Total
  -------------------------------------------------------------------------------------------------------------------------

  Balance December 31, 2003                    $ (45,188)           $(3,678)              $(82,815)          $(131,681)
  Change                                         (10,035)            (2,701)                  --               (12,736)
  Tax                                              --                  (243)                  --                  (243)
                                           ------------------ ---------------------- -------------------- -----------------
  Balance September 30, 2004                   $ (55,223)           $(6,622)              $(82,815)          $(144,660)
  -------------------------------------------------------------------------------------------------------------------------

  -------------------------------------------------------------------------------------------------------------------------
                                                                Accumulated gains
                                                                   (losses) on
                                              Translation          derivatives         Minimum Pension
  2003 (Dollars in thousands)                 adjustments     qualifying as hedges       Obligation            Total
  -------------------------------------------------------------------------------------------------------------------------

  Balance December 31, 2002                    $(138,175)           $   733               $(75,038)          $(212,480)
  Change                                          39,850             (3,254)                  --                36,596
  Tax                                              --                   477                   --                   477
                                           ------------------ ---------------------- -------------------- -----------------
  Balance September 30, 2003                   $ (98,325)           $(2,044)              $(75,038)          $(175,407)
  -------------------------------------------------------------------------------------------------------------------------

NOTE 6. BORROWINGS:

Debt consists of the following:

(Dollars in thousands)                                Rate     Maturities     September 30,   December 31,
                                                      ----     ----------     -------------   ------------
                                                                                  2004            2003
                                                                                  ----            ----

Commercial paper (U.S.)                                                             $25,969       $162,933
Bank borrowings and overdrafts                                                       27,417         30,610
Current portion of long-term debt                                                    11,532            761
                                                                              -------------   -----------
Total current debt                                                                   64,918        194,304
                                                                              -------------   -----------

U.S. dollars                                           6.45%       2006             498,872        498,675
Japanese Yen notes                                     2.45%      2008-11           136,895        141,516
Japanese Yen notes                                     1.74%       2005                   -         11,172
Other                                                              2006                  94            861
                                                                              -------------   -----------
                                                                                    635,861        652,224
Deferred realized gain on interest rate swaps                                        28,353         39,685
FAS 133 Adjustment                                                                    (890)        (1,678)
                                                                              -------------   -----------
Total long-term debt                                                                663,324        690,231
                                                                              -------------   -----------
Total debt                                                                         $728,242       $884,535
                                                                              =============   ============

At September 30, 2004, commercial paper maturities did not extend beyond October
27, 2004; the Company generally issues commercial paper with maturities of no longer than 60 days. The weighted average interest rate on total borrowings was
2.9% compared to 3.0% at December 31, 2003. At September 30, 2004, the Company
is in compliance with all covenants under existing borrowing agreements.

NOTE 7. INTANGIBLE ASSETS, NET:

The following tables reflect the carrying values for Intangible assets and
Accumulated amortization at September 30, 2004 and December 31, 2003:

(Dollars in thousands)                           September 30, 2004                  September 30, 2004
                                                Gross Carrying Value              Accumulated Amortization
                                                --------------------              ------------------------

Goodwill                                              $689,100                             $41,534
Other indefinite lived intangibles                      19,200                               1,184
Trademarks and other                                   175,210                              51,874
                                                      --------                             -------
Total                                                 $883,510                             $94,592
                                                      ========                             =======

(Dollars in thousands)                           December 31, 2003                    December 31, 2003
                                                Gross Carrying Value              Accumulated Amortization
                                                --------------------              ------------------------

Goodwill                                              $688,760                             $41,534
Other indefinite lived intangibles                      19,200                               1,184
Trademarks and other                                   174,699                              40,528
                                                      --------                             -------
Total                                                 $882,659                             $83,246
                                                      ========                             =======

Goodwill by operating segment is as follows:
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)               December 31, 2003              Changes           September 30, 2004
--------------------------------------------------------------------------------------------------------

North America                                 $211,265                   --                    $211,265
--------------------------------------------------------------------------------------------------------
Europe                                         252,122                $ 340                     252,462
--------------------------------------------------------------------------------------------------------
India Region                                    28,502                   --                      28,502
--------------------------------------------------------------------------------------------------------
Latin America                                   47,859                   --                      47,859
--------------------------------------------------------------------------------------------------------
Asia Pacific                                   107,478                   --                     107,478
--------------------------------------------------------------------------------------------------------
            Total                             $647,226                $ 340                    $647,566
--------------------------------------------------------------------------------------------------------

Based on current balances, amortization expense is estimated to be $3.7 million per quarter for 2004 through the third quarter of 2007, $2.4 million in the fourth quarter of 2007, and $1.7 million per quarter in 2008 and 2009.

NOTE 8. RETIREMENT BENEFITS:

For the third quarter and nine months ended September 30, 2004 and 2003, pension expense for the U.S. and non-U.S. plans included the following components:

U.S. Plans                                                         Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
----------                                                         ----------------------------      ---------------------------
(Dollars in thousands)                                                2004              2003             2004              2003
                                                                      ----              ----             ----              ----

Service cost for benefits earned                                    $2,391            $2,117          $ 7,173            $6,351
Interest cost on projected benefit obligation                        5,070             4,943           15,210            14,829
Expected return on plan assets                                      (5,203)           (5,469)         (15,609)          (16,407)
Net amortization and deferrals                                         591               177            1,773               531
Special termination benefits                                            --               325               --               975
                                                                    ------            ------          -------            ------
Defined benefit plans                                                2,849             2,093            8,547             6,279
Defined contribution and other retirement plans                        720               633            2,259             1,899
                                                                    ------            ------          -------            ------
Total pension expense                                               $3,569            $2,726          $10,806            $8,178
                                                                    ======            ======          =======            ======

Non-U.S. Plans                                                     Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
--------------                                                     ----------------------------      ---------------------------
(Dollars in thousands)                                                2004              2003             2004              2003
                                                                      ----              ----             ----              ----

Service cost for benefits earned                                    $2,246            $2,057           $6,918            $6,171
Interest cost on projected benefit obligation                        6,527             5,891           19,893            17,673
Expected return on plan assets                                      (7,011)           (6,105)         (21,427)          (18,315)
Net amortization and deferrals                                         913             1,461            4,365             4,383
Special termination benefits                                             -               306                -               918
                                                                    ------            ------          -------           -------
Defined benefit plans                                                2,675             3,610            9,749            10,830
Defined contribution and other retirement plans                        772               804            2,258             2,412
                                                                    ------            ------          -------           -------
Total pension expense                                               $3,447            $4,414          $12,007           $13,242
                                                                    ======            ======          =======           =======

The Company expects to contribute approximately $20.0 million to its U.S.
pension plans in 2004. In the third quarter and nine-month period ended
September 30, 2004, $5.5 million and $9.4 million of contributions were made to the U.S. pension plans, respectively. The Company expects to contribute approximately $19.0 million to its non-U.S. pension plans in 2004. Contributions of $2.8 million and $9.3 million were made in the third quarter and nine-month period ended September 30, 2004, respectively, to its non-U.S. pension plans.

For the third quarter and nine months ended September 30, 2004 and 2003, expense recognized for postretirement benefits other than pensions included the following components:

                                                                   Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                                   ----------------------------        ---------------------------
(Dollars in thousands)                                               2004                 2003             2004            2003
                                                                     ----                 ----             ----            ----

Service cost for benefits earned                                    $ 316               $  688           $1,606          $2,064
Interest on benefit obligation                                        785                1,555            3,393           4,665
Net amortization and deferrals                                       (489)                 261             (593)            783
                                                                    -----               ------           ------          ------
Total postretirement benefit expense                                $ 612               $2,504           $4,406          $7,512
                                                                    =====               ======           ======          ======

On December 8, 2003, President Bush signed into law the Medicare Prescription
Drug, Improvement and Modernization Act of 2003. In accordance with the
Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and
Disclosure Requirements Related to the Medicare Prescription Drug, Improvement
and Modernization Act of 2003," the Company is accounting for the effects of the
Act and recognizing the impact of the Medicare prescription drug subsidy retrospectively from January 1, 2004 beginning July 1, 2004. The subsidy reduced the January 1, 2004 accumulated postretirement benefit obligation by $12.4 million and the 2004 annual postretirement expense by $1.8 million.

NOTE 9. LEGAL PROCEEDINGS:

There are various lawsuits and claims pending against the Company. Management believes that any liability resulting from those actions or claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

NOTE 10. RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year's financial statements to conform to fiscal 2004 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        FINANCIAL CONDITION

OPERATIONS

Worldwide net sales for the third quarter of 2004 totaled $506.2 million, increasing 5% in comparison to the prior year quarter. Reported sales for the
2004 quarter benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales for the third quarter 2004 would have increased 2% in comparison to the prior year quarter.
The sales performance in the quarter was also impacted by the disposition of the
Company's German and Swiss fruit preparations businesses, which were sold to
Frutarom Industries Ltd. ("Frutarom") on August 17, 2004. The disposition of the fruit preparations businesses negatively impacted the reported results by approximately 2%.

For the quarter ended September 30, 2004, sales performance by region was as follows:

     o    North America flavor sales grew 16% while fragrances grew 14%; in total, sales grew 15%. The flavor sales performance was driven by new wins and continued strong order activity. Fine fragrance, functional fragrance and aroma chemical sales increased 17%, 9% and 19%, respectively. Fine fragrance benefited from an easy comparison, having declined 24% in the 2003 third quarter.

     o    European fragrance sales increased 2%, although this performance was offset by a 10% decline in flavor sales; in total, regional sales declined 3%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 9%. Local currency fragrance sales declined 5%; fine fragrance sales increased 4%, offset by decreases in sales of functional fragrances and aroma chemicals of
          8% and 9%, respectively. The fine fragrance performance was driven by a number of new product wins. Local currency flavor sales declined 16%
          compared to the prior year; poor summer weather throughout much of
          Europe contributed to the performance. Sales performance in the quarter was also impacted by the disposition of the Company's German and Swiss fruit preparations businesses sold to Frutarom on August 17,
          2004. The majority of the flavor sales decrease is attributed to the disposition of the fruit preparations businesses.

     o    Asia Pacific sales increased 8% with fragrances increasing 6% and flavors 10%; reported sales benefited from the strength of the Yen and the Australian dollar. Local currency flavor and fragrance sales increased 6% and 3%, respectively; for the region, local currency sales increased 5%. The performance reflects improving economic conditions in the region and the benefit of new wins in both flavors and fragrances. For the region, local currency sales growth was strongest in Greater China, Indonesia, Vietnam and Taiwan which increased 14%, 13%, 29% and 27%, respectively. Japan sales increased
          7% in local currency which resulted in a 16% increase in reported dollars.

     o    Latin America sales increased 7%; fragrance sales increased 10%
          partially offset by a decline in flavors of 4%. For the region, sales growth was strongest in Mexico, Argentina, Venezuela and Chile which grew 11%, 9%, 14% and 16%, respectively. Fragrance sales increased in all product categories with fine fragrances increasing 13%, functional fragrances 6% and aroma chemicals 31%. Flavor sales had a difficult comparison with the prior year quarter, when sales grew 31%.

     o    India sales increased 2% in local currency and 4% in reported dollars.
          Local currency fragrance sales decreased 2% and were flat in reported dollars; flavor sales increased 7% in local currency and reported dollars. The flavor sales performance reflected the benefit of new product wins and the continued strength of the Indian economy.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2004 and 2003 are detailed below.

                                                             THIRD QUARTER
                                                             -------------
                                                           2004         2003
                                                           ----         ----
    Cost of Goods Sold                                     57.1%       57.8%
    Research and Development Expenses                       8.5%        8.1%
    Selling, General and Administrative Expenses           16.5%       15.7%

Cost of goods sold, as a percentage of net sales, decreased from the prior year period primarily due to improved sales and product mix, and realization of savings from the 2003 restructuring activities, much of which impacted manufacturing costs.

Research and development ("R&D") expenses totaled 8.5% of sales compared to 8.1%
in the prior year quarter,  consistent with the Company's  intended level of R&D spending. Following the disposition of the European fruit business, R&D spending as a percentage of sales will likely increase somewhat; relative to other parts of IFF's business, fruit preparations required less R&D as a percentage of sales.

Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 16.5% from 15.7%. The SG&A increase resulted from recognition in the quarter of approximately $1.7 million related to the cost of restricted stock units for which there was no comparable amount in the 2003 results, and higher expense accruals under the Company's incentive compensation plans, based on the improved sales performance relative to 2003.

Interest expense declined 8% from the prior year as a result of the Company's debt reduction initiatives. The weighted average interest rate on total borrowings during the third quarter 2004 was 3.1% compared to 2.7% in the 2003 third quarter.

The effective tax rate for the third quarter of 2004 was 29.9% compared to 31.6%
for the comparable 2003 quarter. The lower effective tax rate is the result of tax planning initiatives and the benefits of combining various IFF and BBA legal entities into a single tax structure. In both years, the tax rate also benefited from restructuring and other charges, most of which were incurred in higher tax jurisdictions.

For the nine-month period ended September 30, 2004, sales performance by region was as follows:

     o    North America fragrance sales increased 11% while flavor sales increased 13%. Functional fragrance, fine fragrance and chemical sales increased 10%, 8% and 20%, respectively. Sales for the region increased 12%.

     o    European fragrance sales increased 8% and flavors increased 3%; in total, sales in the region increased 6%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 4%. Local currency fragrance sales declined 2%; fine fragrance sales increased 5% offset by a decrease in sales of aroma chemicals of 11% while functional fragrance sales were flat. The fine fragrance performance was driven by a number of new product wins.
          Local currency flavor sales declined 6% compared to the prior year;
          poor summer weather throughout much of Europe contributed to the performance. Sales performance for the period was also impacted by the disposition of the Company's German and Swiss fruit preparations businesses. Approximately 2% of the sales decrease is attributed to the disposition of the fruit preparations businesses.

     o    Local currency sales in Asia Pacific increased 7% resulting in a 13%
          increase in reported dollar sales. Local currency fragrance sales increased 6% resulting in a 10% increase in reported dollars; flavor sales increased 9% in local currency and 15% in reported dollars. This strong performance reflects improving economic conditions in the region and the benefit of new wins in both fragrances and flavors. For the region, sales growth was strongest in Greater China, Vietnam,
          Indonesia, and Thailand, with respective local currency increases of
          19%, 40%, 10% and 10%, respectively.

     o    Latin America sales increased 9% in comparison to the prior year.
          Flavor sales increased 3%, benefiting from increases of 26%, 7% and
          55% in Central America, Mexico, and Venezuela, respectively, reflecting new wins and improved economic conditions. Fragrance sales increased 11% with Central America, Mexico, Brazil increasing 17%, 10%
          and 7%, respectively; Argentina and Venezuela fragrance sales increased 28% and 41%, respectively.

     o    India sales increased 15% in local currency and 17% in reported dollars. This performance was led by a 20% local currency increase in flavor sales with fragrance sales increasing 10% in comparison to the prior year period. In both flavors and fragrances, the sales performance reflected the benefit of both new product wins and continued strength of the Indian economy.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 2004 and 2003 are detailed below.

                                                       FIRST NINE MONTHS
                                                       -----------------
                                                       2004         2003
                                                       ----         ----
    Cost of Goods Sold                                 57.0%       57.6%
    Research and Development Expenses                   8.4%        8.2%
    Selling, General and Administrative Expenses       16.4%       15.7%

Cost of goods sold, as a percentage of net sales, decreased from the prior year primarily due to improved sales performance, product mix and realization of savings from the 2003 restructuring activities, much of which impacted manufacturing costs.

R&D expenses totaled 8.4% of sales compared to 8.2% in the prior year period, consistent with the Company's intended level of R&D spending.

SG&A expenses, as a percentage of sales, increased to 16.4% from 15.7%. The SG&A increase in the nine-month period resulted from recognition of $2.9 million related to the cost of restricted stock units for which there was no comparable amount in the 2003 results, and higher expense accruals under the Company's incentive compensation plans, based on the improved sales performance relative to 2003.

Interest expense declined 18% from the prior year as a result of the Company's interest rate management and debt reduction initiatives. The weighted average interest rate on total borrowings during the first nine months of 2004 was 2.9%
compared to 3.1% for the first nine months of 2003.

The effective tax rate for the first nine months of 2004 was 30.9% compared to
31.6% for the comparable 2003 for the first nine months of 2003. The lower effective tax rate is the result of tax planning initiatives and the benefits of combining various IFF and BBA legal entities into a single tax structure. In both years, the tax rate also benefited from restructuring and other charges, most of which were incurred in higher tax jurisdictions.

On October 22, 2004, President Bush signed into law the American Jobs Creation
Act of 2004 (the "Act") which contains a number of income tax measures which may impact the tax position of the Company. Specific authoritative guidance relating to the Act is expected to be issued by the U.S. Treasury Department and the
Internal Revenue Service. Additionally, significant planning may be necessary for the Company to benefit from certain provisions of the Act including incentives to reinvest foreign earnings in the U.S. and a deduction relating to income attributable to U.S. production activities.

RESTRUCTURING AND OTHER CHARGES

As described in Note 2 of the Notes to the Consolidated Financial Statements
included in the Company's 2003 Annual Report on Form 10-K, in October 2000, the
Company announced a significant reorganization, including management changes, consolidation of production facilities and related actions.

In May 2004, the Company announced that it had entered into a letter of intent with Frutarom for the intended sale of IFF's fruit preparations businesses in
Switzerland and Germany. Concurrently, IFF initiated required consultations with the Company's French employee works council regarding the potential sale of the assets of its French fruit preparations business to Frutarom, and the potential closure of its manufacturing facilities in Dijon, France.

IFF had previously announced its intention to divest itself of the fruit preparations business, which manufactures processed fruit and other natural product preparations used in a wide variety of food products, including baked goods and dairy products. Sales of fruit preparations in 2003 approximated $90 million. IFF completed the sale of the German and Swiss businesses, comprising
70% of the total fruit business, in August 2004.

The Company completed required consultations with the French employee works council, is proceeding with the sale of its French fruit preparations assets to
Frutarom, and with the closure of its Dijon manufacturing facility. The sale of the French fruit assets was completed on October 29; the Dijon facility is expected to close in the first quarter 2005 following completion of the transfer of production from Dijon to other Company locations.

The closure of the Dijon facility is the result of the Company's ongoing review of its organization and processes for ways to optimize production. By consolidating its flavor and fragrance operations into its larger, more specialized sites, IFF expects to be able to increase capacity utilization and further improve both productivity and customer service.

Proceeds from the sale of the European fruit preparations business, in total, were U.S. $40.0 million, including the assumption of certain liabilities. As a result of these actions, the Company recorded a $20.0 million net charge ($12.7 million after tax or $.14 per share) of restructuring and other charges related to the disposition of the fruit preparations business (gain on sale of assets of
$16.2 million), closure of the Dijon facility and other related reorganization actions ($36.2 million as detailed in the table below) in the third quarter 2004 results.

In June 2004, the Company announced that it would close its Canadian manufacturing facility by the end of 2004 and transfer production to its South
Brunswick, New Jersey and Carrollton, Texas facilities. In the second quarter, the Company recorded $7.7 million ($5.0 million after tax or $.06 per share) of restructuring and other charges related to the impairment of certain European fruit preparations assets, and the closure of the Canadian manufacturing facility.

Movements in the liabilities related to the restructuring charges, which are included in "Other Current Liabilities" on the consolidated balance sheets, were (in millions):

                                                   EMPLOYEE-   ASSET-RELATED
                                                     RELATED       AND OTHER     TOTAL
                                                   ---------   -------------    ------

          Balance December 31, 2003                   $19.6           $ 1.5      $21.1
          Additional charges second quarter 2004        2.3             5.4        7.7
          Additional charges third quarter 2004        21.8            14.4       36.2
          Cash and other costs                        (13.0)           (9.7)     (22.7)
                                                      -----           -----      -----
          Balance September 30, 2004                  $30.7           $11.6      $42.3
                                                      =====           =====      =====

The balance of the employee-related liabilities will be utilized by 2006 as obligations to affected employees are satisfied; the asset-related charges will be utilized in 2005 on final decommissioning and disposal of the affected equipment.

The Company previously established accruals relating to the integration of BBA operations. Costs associated with these integration activities, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting; such costs did not directly impact current earnings. At
December 31, 2003, $2.4 million of employee related accruals remained; these remaining accruals were utilized in 2004 as all remaining severance obligations were satisfied.

FINANCIAL CONDITION

Cash, cash equivalents and short-term investments totaled $14.7 million at
September 30, 2004. Working capital, at September 30, 2004 was $507.3 million compared to $376.6 million at December 31, 2003. The working capital increase is attributable to improved sales and operating performance in the 2004 nine-month period and the Company's success in reducing its overall debt levels. Gross additions to property, plant and equipment during the third quarter and nine-month period ended September 30, 2004 were $14.4 million and $41.1 million, respectively. The Company currently expects additions to property, plant and equipment to approximate $60.0 to $65.0 million for the full year 2004.

At September 30, 2004, the Company's outstanding commercial paper ("CP") had an average interest rate of 1.4%. CP is generally issued with terms of 60 days or less; at September 30, 2004, CP maturities did not extend beyond October 27,
2004. Bank borrowings & overdrafts and the current portion of long-term debt is
$38.9 million at September 30, 2004. The Company reduced debt by $107.2 million in the third quarter and $145.7 million in the first nine months of 2004. A portion of the debt reduction resulted from the use of the proceeds realized on the sale of the European fruit businesses; the remainder of the debt reduction resulted from cash generated by operations. The Company anticipates that debt reduction will approximate $200.0 million for the full year 2004.

In January and April 2004, the Company paid a quarterly cash dividend of $.16 per share to shareholders. In May 2004, the Board of Directors increased the dividend to $.175 per share effective with the July dividend payment. This increase of 9.4% represents a payout of approximately 30-35% of forecast earnings consistent with the Company's long-term dividend payout plan.

Under the share repurchase programs authorized in October 2002 and July 2004, the Company repurchased approximately 0.6 million shares and 1.4 million shares in the three- and nine-month periods, respectively, ended September 30, 2004. At
September 30, 2004, the Company had completed the October 2002 repurchase plan.
In July 2004, the Company's Board of Directors authorized a new share repurchase program of $100.0 million (approximately 2.6 million shares at the current market price); this program is expected to be completed over the next eighteen to twenty-four months. The Company had purchased approximately 0.2 million shares in the quarter ended September 30, 2004 under the July 2004 plan.
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

EQUITY COMPENSATION PLANS

The Company granted restricted stock units ("RSU's") in May 2004 as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the
Company's senior management is both performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period will be three years from date of grant. As a result of these awards, the Company expects to record approximately $4.5 million to $6.0 million in pre-tax compensation expense during 2004; the actual expense will depend upon the value of the Company's stock.

NON-GAAP FINANCIAL MEASURES

The discussion of the Company's 2004 third quarter and nine-month results, where indicated, exclude the impact of certain restructuring and other charges recorded in 2004 and 2003 related to the Company's sale of its fruit preparation businesses, the closure of its Dijon manufacturing facility and its reorganization actions as well as the effects of exchange rate fluctuations.
Such information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of the 2004 and 2003 restructuring and other charges, the operating results from the disposed fruit preparations business as well as ongoing exchange rate fluctuations on the Company's operating results and financial condition. In addition, management reviews this non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance and expected future performance.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions in the ordinary course of its business.

     Since September 2001 the Company has been involved in actions where plaintiffs allege respiratory injuries in the workplace due to the use by their employers of an International Flavors & Fragrances Inc. ("IFF") and/or Bush
Boake Allen ("BBA") flavor. See the Company's Quarterly Report on Form 10-Q dated August 6, 2004 under "Legal Proceedings". One previously reported case brought in the Iowa District Court for Woodbury County has been removed to U.S.
District Court for the Northern District of Iowa at Sioux City and another defendant has been added. The Company has also received service in the previously reported case filed in June 2004 by one plaintiff in Hamilton County,
Ohio; this case names the Company, three other flavor suppliers and other unnamed parties as defendants. In addition, in August 2004, the Company and another flavor supplier were named defendants in a lawsuit by fourteen former workers at a Marion, Ohio factory in an action brought in the Court of Common
Pleas, Marion County, Ohio. As regards to the cases pending in the Circuit Court of Jasper County, Missouri, on June 28, 2004, the trial court found in favor of the Company in four plaintiff cases heard simultaneously. On November 3, 2004, the Judge in that case ordered a new trial because a juror failed to disclose sufficient background information. The Company intends to appeal this order.

     The Company believes that all IFF and BBA flavors at issue in these matters meet the requirements of the U.S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that
IFF and BBA provide to all their customers for the safe handling and use of their flavors. It is the responsibility of the Company's customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, proper handling procedures and respiratory protection for workers, are followed in the workplace.

     At each balance sheet date the Company reviews the status of each of these claims, as well as its insurance coverage for such claims with due consideration of potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel with respect to all of these matters. Ultimate outcome of any litigation cannot be predicted with certainty; management believes that adequate provision has been made with respect to such pending claims. In addition, based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the
Company's financial condition, results of operation or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that had not been previously accrued because it was not considered probable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
        EQUITY SECURITIES

     (e) Issuer Purchases of Equity Securities

                                                                    TOTAL NUMBER OF SHARES          MAXIMUM DOLLAR VALUE OF
                        TOTAL NUMBER OF     AVERAGE PRICE PAID   PURCHASED AS PART OF PUBLICLY       SHARES THAT MAY YET BE
                      SHARES PURCHASED (1)      PER SHARE           ANNOUNCED PROGRAMS (2)       PURCHASED UNDER THE PROGRAMS (3)
                      --------------------- ------------------- -------------------------------- --------------------------------

  July 1 -31, 2004            150,000             $36.87                      150,000                       $109,364,731
  August 1 -31, 2004          260,000             $36.69                      260,000                       $ 99,824,301
  Sept. 1 -30, 2004           215,000             $37.86                      215,000                       $ 91,683,608

(1) An aggregate of 625,000 shares of common stock were repurchased during the third quarter period ended September 30, 2004; 405,224 and 219,776 shares of common stock were purchased under a repurchase program announced in October 2002 and July 2004, respectively.

(2) Under the program announced in October 2002, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock. This program was completed in August of 2004.

(3) On July 27, 2004, the Board of Directors approved the repurchase of an additional $100.0 million of its common stock.

ITEM 6. EXHIBITS

     10.1      Form of International Flavors & Fragrances Inc. 2000 Stock Award
               and Incentive Plan Employee Stock Option Agreement.

     10.2      Form of International Flavors & Fragrances Inc. Stock Option
               Agreement Under 2000 Stock Option Plan for Non-Employee
               Directors.

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

                               INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 9, 2004        By: /S/ DOUGLAS J. WETMORE
                                   ---------------------------------------------
                                   Douglas J. Wetmore, Senior Vice President and
                                      Chief Financial Officer

Dated: November 9, 2004        By: /S/ DENNIS M. MEANY
                                   ---------------------------------------------
                                   Dennis M. Meany, Senior Vice President,
                                      General Counsel and Secretary