Form 10-K
period 2004-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2005-03-14
CIK 51253

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2004 Commission File Number 1-4858

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
           Common Stock, par value         New York Stock Exchange
           12 1/2 cent per share

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

For the purpose of reporting the following market value of Registrant's outstanding common stock, the term "affiliate" refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the Registrant and does not include individual executive officers or directors or under 10% shareholders. The aggregate market value of
Registrant's common stock not held by affiliates as of June 30, 2004 was
$3,524,549,371.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2005:

94,522,596 shares of Common Stock, par value 12 1/2 cent per share

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with the 2005 Annual Meeting (the "IFF 2005 Proxy Statement") are
incorporated by reference in Part III of this Form 10-K.

================================================================================

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----

                                                     PART I
ITEM 1.      Business                                                                                      3

ITEM 2.      Properties                                                                                    9

ITEM 3.      Legal Proceedings                                                                            10

ITEM 4.      Submission of Matters to a Vote of Security Holders                                          12

                                                     PART II

ITEM 5.      Market for the Registrant's Common Stock and Related Security Holder Matters and
             Issuer Purchase of Equity Securities                                                         12

ITEM 6.      Selected Financial Data                                                                      14

ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations        16

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk                                   34

ITEM 8.      Financial Statements and Supplementary Data                                                  34

ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                                   35

ITEM 9A.     Controls and Procedures                                                                      35

ITEM 9B.     Other Information                                                                            35

                                                     PART III

ITEM 10.     Directors and Executive Officers of the Registrant                                           36

ITEM 11.     Executive Compensation                                                                       36

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management                               36

ITEM 13.     Certain Relationships and Related Transactions                                               36

ITEM 14.     Independent Registered Public Accounting Firm Fees and Services                              36

                                                     PART IV

ITEM 15.     Exhibits and Financial Statement Schedules                                                   37

SIGNATURES                                                                                                72

                                     PART I

ITEM 1. BUSINESS.

         International Flavors & Fragrances Inc., incorporated in New York in
1909 and its subsidiaries (the "Registrant" or "IFF" or the "Company"), is a
leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and air care products; flavor products are sold principally to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products, as well as the food service industry.

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
Additionally, in November 2000, the Company acquired Bush Boake Allen Inc.
("BBA"), an international flavor, fragrance and aroma chemical company.

         The Company currently has 31 manufacturing facilities with the major manufacturing facilities located in the United States, Great Britain, Ireland,
The Netherlands, Spain, Argentina, Brazil, Mexico, India, Australia, China,
Indonesia, Japan and Singapore. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 31 countries and is represented by sales agents in other countries. The Company's principal executive offices are located at 521
West 57th Street, New York, New York 10019 (212-765-5500).

MARKETS

         Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners, as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes.
The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United
States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2004, sales of fragrance products accounted for 55%, 54% and
55%, respectively, of the Company's total sales on a reported basis.

         Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2004, sales of flavor products accounted for 45%, 46% and 45%, respectively, of the
Company's total sales on a reported basis.

PRODUCTS

         The Company's principal fragrance and flavor products consist of compounds of large numbers of ingredients blended under proprietary formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the public selection and acceptance of the consumer end product. A smaller number of compounds are sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their products. The Company produces thousands of compounds, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers' end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. The Company's products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

         The ingredients used by the Company in its compounds are both synthetic and natural. The Company manufactures a substantial portion of the synthetic ingredients. While the major part of the Company's production of synthetic ingredients is used in its compounds, a substantial portion is also sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. The Company's flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.

MARKET DEVELOPMENTS

         The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, and dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products that utilize some of the Company's flavor or fragrance products. These developments have called for the creation of new compounds and ingredients compatible with the newly introduced materials and methods of application used in consumer end products.

PRODUCT DEVELOPMENT AND RESEARCH

         The development of new flavors and fragrances is a complex artistic and technical process calling upon the combined knowledge and skill of the Company's creative perfumers and flavorists, and its scientists. With extensive experience, the perfumers and flavorists continuously advance their skills for creating fragrances or flavors best suited to the market requirements of the customers' products.

         Scientists from various disciplines work in project teams with the perfumers and flavorists to develop fragrance and flavor products with consumer preferred performance characteristics. Scientific expertise includes: natural products research, plant science, organic chemistry, analytical chemistry, biochemistry, microbiology, process engineering, food science, material science, and sensory science. Analytical and sensory science is applied to understand the complex interactions of the many ingredients in a consumer product in order to optimize the flavor or fragrance performance at all points of use. Material science technology is applied to create controlled release and delivery systems to enhance flavor and fragrance performance in consumer products. An important contribution to the creation of new fragrances and flavors is the discovery and development of new ingredients having improved fragrance or flavor value.

The ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. The new molecules that meet rigorous requirements for commercial development are subsequently transferred to manufacturing operations for production.

         Creative and technical product development is conducted in 31 fragrance and flavor laboratories in 22 countries. The Company maintains a research and development center at Union Beach, New Jersey. The Company spent $175,173,000 in
2004, $159,286,000 in 2003, and $144,027,000 in 2002 on its research and development activities. These expenditures are currently expected to increase in
2005 to approximately $190,000,000. Of the amount expended in 2004 on such activities, 67% was for fragrances and the balance was for flavors. The Company employed 1,056 persons in 2004 and 1,099 persons in 2003 in such activities.

         The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

         Most of the Company's sales are through its own sales force, operating from 4 sales offices in the United States and 48 sales offices in 30 foreign countries. Sales in other countries are made through agents and distributors.
For the year ended December 31, 2004, 29% of the Company's sales were to customers in North America, 39% in Europe, 17% in Asia Pacific, 12% in Latin
America and 3% in the India Region. For additional information with respect to the Company's operations by major geographical region, see Note 13 of the Notes to the Company's Consolidated Financial Statements.

         During 2004 the Company's 30 largest customers accounted for 53% of its sales; its five largest customers accounted for about 9%, 8%, 6%, 4%, and 3%
respectively, of its sales, and no other single customer accounted for more than
3% of sales.

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
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in
2005 approximately $7,200,000 in capital projects and $14,200,000 in operating expenses and governmental charges for the purpose of complying with such requirements.

RAW MATERIAL PURCHASES

         More than 5,000 different raw materials are purchased from many sources all over the world. The principal natural raw material purchases consist of essential oils, extracts and concentrate derived from fruits, vegetables, flowers, woods and other botanicals, animal products and raw fruits. The principal synthetic raw material purchases consist of organic chemicals. The
Company believes that alternate sources of materials are available to enable it to maintain its competitive position in the event of any interruption in the supply of raw materials from present sources.

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

EMPLOYEE RELATIONS

         At December 31, 2004, the Company employed 5,212 persons, of whom 1,513 were employed in the United States. The Company has never experienced a work stoppage or strike and considers its employee relations to be satisfactory.

                                           EXECUTIVE OFFICERS OF REGISTRANT:
                                                                                                                Year
                                                                                                               First
                                                                                                               Became
Name                                        Office and Other Business Experience (1)              Age          Officer
----                                        ----------------------------------------             -----         -------

Richard A. Goldstein.................Chairman of the Board and Chief Executive                    63           2000
                                            Officer since June 2000; President
                                            and Chief Executive Officer of
                                            Unilever United States, Inc. and
                                            Business Group President of Unilever
                                            North American Foods, a home,
                                            personal care and food products
                                            company, prior thereto; Director,
                                            Legacy Hotels; Director, Fiduciary
                                            Trust Company International;
                                            Director, The Interpublic Group of
                                            Companies, Inc.; Director, Continuum
                                            Health Partners, Inc.

James H. Dunsdon.....................Chief Operating Officer since October 2004; Senior           58           2003
                                            Vice President, Global Business
                                            Development, Flavors and Functional
                                            Fragrances since March 2004; Vice
                                            President North America Region since
                                            January 2003; Regional Vice
                                            President, North America from
                                            January 2001 to January 2003;
                                            Executive Vice President BBA, prior
                                            thereto.

D. Wayne Howard......................Executive Vice President, Global Operations                   49          2000
                                            since September 2000; Vice President, Supply
                                            Chain Strategy of Nordstrom, Inc., a retailer,
                                            from January 2000 to August 2000; Vice
                                            President, Strategic Sourcing, North America
                                            of Unilever North American Foods, prior
                                            thereto.

Clint D. Brooks......................Senior Vice President, Research and                          53           2000
                                            Development since December 2002;
                                            Vice President, Research and
                                            Development from October 2000 to
                                            December 2002; Director of Chemical
                                            Sciences, Abbott Laboratories, a
                                            pharmaceutical company, prior
                                            thereto.

Steven J. Heaslip.................... Senior Vice President, Human Resources since                47           2001
                                            December 2002; Vice President, Human
                                            Resources from September 2001 to
                                            December 2002; Senior Vice
                                            President, Human Resources,
                                            Elizabeth Arden, a manufacturer of
                                            prestige beauty products, prior
                                            thereto.

                                                                                                                Year
                                                                                                                First
                                                                                                               Became
Name                                        Office and Other Business Experience (1)              Age          Officer
----                                        ----------------------------------------             -----         -------

Dennis M. Meany...................... Senior Vice President, General Counsel and                  57           2004
                                            Secretary since January 2004;
                                            Associate General Counsel from
                                            November 2000 to December 2003; Vice
                                            President, General Counsel and
                                            Secretary of BBA, prior thereto.

Nicolas Mirzayantz................... Senior Vice President, Fine Fragrance and                   42           2002
                                            Beauty Care since October 2004; Vice
                                            President, Global Business
                                            Development, Fine Fragrance and
                                            Toiletries since December 2002; Vice
                                            President, Global Business
                                            Development, Fine Fragrances and
                                            Toiletries since January 2001;
                                            Fragrances General Manager, IFF
                                            France, prior thereto.

Douglas J. Wetmore................... Senior Vice President and Chief Financial                   47           1992
                                            Officer since September 2000; Vice
                                            President and Chief Financial Officer,
                                            prior thereto.

Gail S. Belmuth...................... Vice President, Corporate Communications since              41           2001
                                            June 2001; President and COO of
                                            Banner McBride North America, a
                                            change management consulting firm,
                                            from May 2000 to May 2001; Managing
                                            Director, Burson-Marsteller, a
                                            public relations firm, prior
                                            thereto.

Arun Bewoor.......................... Vice President, India Region since January 2003;            60           2003
                                           Managing Director of IFF India Ltd. and
                                           Regional Vice President, India Region from
                                           June 2002 to January 2003; Managing
                                           Director, BBA India Ltd., prior
                                           thereto.

Rob J. M. Edelman.....................  Vice President, Europe Region since January               43           2003
                                           2003; Regional Vice President, Europe from
                                           January 2001 to January 2003; Vice President
                                           and Director of Marketing and Sales, Aroma
                                           Chemicals, prior thereto.

                                                                                                                Year
                                                                                                               First
                                                                                                               Became
Name                                        Office and Other Business Experience (1)              Age          Officer
----                                        ----------------------------------------             -----         -------

Graciela M. Ferro.....................  Vice President Sales, Global Accounts since               50           2003
                                            October 2004; Vice President, Latin
                                            America Region since January 2003;
                                            Regional Vice President, Latin
                                            America from October 2000 to January
                                            2003; Vice President, Latin America,
                                            LATAM Area Manager, Fragrance
                                            Division and IFF Argentina affiliate
                                            Manager, prior thereto.

Christopher E. Gibson.................  Vice President, North American Region since               48           2004
                                            October 2004; Vice President, Global
                                            Category Manager, Savory Flavors from
                                            January 2001 to October 2004; Vice
                                            President and General Manager,
                                            Seasonings Americas, BBA, prior
                                            thereto.

Hernan Vaisman ......................    Vice President, Latin America Region since               46           2004
                                            October 2004; Regional Financial Director,
                                            Latin American Region from January
                                            2001 to October 2004; Regional
                                            Financial Director, Reckitt
                                            Benckiser plc, prior thereto.

Dennis J. Wall........................  Vice President, Asia Pacific Region since                 47           2004
                                            December 2004; Regional Sales
                                            Manager, Asia Pacific Region from
                                            July 2003 to December 2004; Business
                                            Development Manager and Asia Pacific
                                            Region Account Manager for Unilever
                                            from January 2001 to July 2003; Asia
                                            Pacific Region Business Development
                                            Manager, Savory Flavors, prior
                                            thereto.

(1)     Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

AVAILABLE INFORMATION

         The Company makes available free of charge on or through the investor relations link on its website, www.iff.com, all materials that it files electronically with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, the Company made all such materials available through its website as soon as reasonably practicable after filing such materials with the SEC.

         You may also read and copy any materials filed by the Company with the
SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC
20549, and you may obtain information on the operation of the Public Reference
Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.

         A copy of the Company's Corporate Governance Guidelines, its Code of

Business Conduct and Ethics, and the charters of the Audit Committee,
Compensation Committee, and Nominating and Governance Committee of the Board of
Directors are posted on the Investor Relations section of the Company's website,
www.iff.com and are available in print to any shareholder who requests copies by contacting Dennis M. Meany, Senior Vice President, General Counsel and
Secretary, at the Company's principal executive office set forth above.

ITEM 2. PROPERTIES.

         The principal manufacturing and research properties of the Company are as follows:

LOCATION                               OPERATION
--------                               ---------

UNITED STATES
  Augusta, GA......................    Production of fragrance chemical ingredients.
  Carrollton, TX(1)................    Production of flavor compounds.
  Hazlet, NJ (1)...................    Production of fragrance compounds; fragrance laboratories.
  Jacksonville, FL.................    Production of fragrance chemical ingredients.
  New York, NY(1)..................    Fragrance laboratories.
  South Brunswick, NJ(1)...........    Production of flavor compounds and ingredients; flavor
                                       laboratories.
  Union Beach, NJ..................    Research and development center.

FRANCE
  Bois-Colombes....................    Fragrance laboratories.
  Grasse...........................    Production of flavor and fragrance ingredients; fragrance
                                       laboratories.
GREAT BRITAIN
  Haverhill........................    Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.
IRELAND
  Drogheda.........................    Production of fragrance compounds.

NETHERLANDS
  Hilversum........................    Flavor and fragrance laboratories.
  Tilburg..........................    Production of flavor compounds and ingredients and
                                       fragrance compounds.
SPAIN
  Benicarlo........................    Production of fragrance chemical ingredients.

ARGENTINA
  Garin............................    Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.

LOCATION                              OPERATION
--------                              ---------

BRAZIL
  Rio de Janeiro..................    Production of fragrance compounds.
  Sao Paulo.......................    Fragrance laboratories.
  Taubate.........................    Production of flavor compounds and ingredients; flavor
                                      laboratories.
MEXICO
  Tlalnepantla....................    Production of flavor and fragrance compounds; flavor and fragrance laboratories.
INDIA
  Chennai(2)......................    Production of flavor compounds and ingredients and fragrance compounds;
                                      flavor laboratories.
AUSTRALIA
  Dandenong (Melbourne)...........    Production of flavor compounds and flavor ingredients.

CHINA
  Guangzhou(1)....................    Production of flavor and fragrance compounds; flavor laboratories.
  Shanghai(1).....................    Flavor and fragrance laboratories.
  Xin'anjiang.....................    Production of fragrance chemical ingredients.

INDONESIA
  Jakarta(3)......................    Production of flavor compounds and ingredients and fragrance compounds and ingredients; flavor and fragrance laboratories.
JAPAN
  Gotemba.........................    Production of flavor compounds.
  Tokyo...........................    Flavor and fragrance laboratories.

SINGAPORE
  Jurong(3).......................    Production of flavor and fragrance compounds.
  Science Park (1)................    Flavor and fragrance laboratories.

----------------------

(1)  Leased.
(2)  The Company has a 93.1% interest in the subsidiary company that owns this facility.
(3)  Land is leased and building is partially leased and partially owned.

         The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.    LEGAL PROCEEDINGS.

         In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp.
in Jasper, Missouri. The plaintiffs allege that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and IFF
flavor.

         In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of 30 plaintiff cases is to be tried separately. The Company appealed a March 2004 judgment following a jury verdict in favor of one plaintiff and his spouse awarding $20 million in compensatory damages. The Company believes that the verdict is not supported by the evidence or the law. In April 2004, another case was resolved by confidential settlement. In June 2004, the trial court found in favor of the
Company in four additional plaintiffs' cases, although in November 2004 a new trial was ordered on the grounds that a juror failed to disclose sufficient background information. This order is being appealed by the Company. In July
2004, another case was resolved and, in December 2004 two additional cases were also resolved, by confidential settlement. In January 2005, 12 additional parties filed in this matter as plaintiffs.

         Eight other actions based on similar claims of respiratory illness are currently pending against the Company and other flavor suppliers. The parties are in the discovery phase in the action brought against the Company and another flavor supplier by 22 former and current workers at a popcorn factory in Marion,
Ohio. This case was filed in the Court of Common Pleas, Cuyahoga County, Ohio and subsequently transferred to the Court of Common Pleas of Hamilton County,
Ohio. In May 2004, the Company and another flavor supplier were named defendants in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County,
Illinois and another concerning 11 other workers at this same plant was filed in
July 2004 in Cook County, Illinois against the Company and another flavor supplier. In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 current worker at a Sioux City, Iowa facility in an action brought in the Iowa District Court for Woodbury County. This case was subsequently removed to U.S. District Court for the Northern District of Iowa at
Sioux City and in September 2004, a flavor industry trade association and a consulting agency were added as defendants. In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by one plaintiff in an action brought in the Court of Common Pleas, Hamilton County, Ohio. In June
2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. In June 2004, the
Company, 4 other flavor suppliers and other unnamed parties were named defendants in a lawsuit by 1 former worker at an Iowa City, Iowa facility in an action filed in U.S. District Court for the Northern District of Iowa. In August
2004, the Company and another flavor supplier were named defendants in a lawsuit by 19 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio.

         The Company believes that all IFF and BBA flavors at issue in these matters meet the requirements of the U.S. Food and Drug Administration and are
safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that IFF and BBA provided to all their customers for the safe handling and use of their flavors. It is the responsibility of IFF's customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, prior handling procedures and respiratory protection for workers, are followed in the workplace. As regards to the Missouri cases, based on an Interim Report issued by the National
Institute for Occupational Safety and Health ("NIOSH"), it appears any injuries the plaintiffs may have suffered are related to inadequate workplace conditions.
An article in the August 1, 2002 New England Journal of Medicine confirmed
NIOSH's preliminary findings that any injuries sustained by the plaintiffs could have been prevented if safety precautions consistent with those recommended by the Company had been followed.

         At each balance sheet date or more frequently as conditions warrant the
Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted with certainty, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have an adverse effect on the Company's financial condition, results of operation or liquidity. There can be no assurance that future events will not require the
Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 17 of the Notes to the
Consolidated Financial Statements.

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
Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment. To date, the Company's financial responsibility for some sites has been settled through agreements granting the Company, in exchange for one or more cash payments made or to be made, either complete release of liability or, for certain sites, release from further liability for early and/or later remediation phases, subject to certain "re-opener" clauses for later-discovered conditions. Settlements in respect of some sites involve, in part, payment by the Company and other parties of a percentage of the site's future remediation costs over a period of years.

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
         HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

       (a) Market Information.

       The Company's common stock is traded principally on the New York Stock
Exchange. The high and low stock prices for each quarter during the last two years were:

                    2004                       2003
              ----------------          -----------------
QUARTER        HIGH       LOW            HIGH       LOW
-------        -----      ---           -----       ---
First         $38.40    $32.77          $36.61    $29.39
Second         37.87     34.37           33.60     30.37
Third          39.97     35.24           33.45     29.18
Fourth         43.20     36.12           35.75     31.01

       (b) Approximate Number of Equity Security Holders.

                                                             (B)
                 (A)                           NUMBER OF RECORD HOLDERS AS OF
           TITLE OF CLASS                             DECEMBER 31, 2004
           --------------                             -----------------
      Common stock, par value                               3,419
       12 1/2 cent per share

       (c) Dividends.

       Cash dividends declared per share for each quarter since January 2003 were as follows:

                              2005           2004           2003
                              ----           ----           ----
First                        $0.175         $0.160         $0.150
Second                                       0.175          0.160
Third                                        0.175          0.160
Fourth                                       0.175          0.160

(e)      Issuer Purchases of Equity Securities

                                                                          TOTAL NUMBER OF SHARES       MAXIMUM DOLLAR VALUE OF
                                 TOTAL NUMBER OF                           PURCHASED AS PART OF        SHARES THAT MAY YET BE
                                SHARES PURCHASED      AVERAGE PRICE         PUBLICLY ANNOUNCED           PURCHASED UNDER THE
                                       (1)           PAID PER SHARE            PROGRAMS (2)                 PROGRAMS (3)
                               ------------------- ------------------- ----------------------------- ---------------------------

 October   1 - 31, 2004               195,000            $38.28                    195,000                    $84,219,439
 November  1 - 30, 2004               107,000            $39.40                    107,000                    $80,003,401
 December  1 - 31, 2004               107,200            $41.61                    107,200                    $75,542,989

     (1) An aggregate of 1,801,900 shares of common stock were repurchased during 2004; 1,172,700 and 629,200 shares of common stock were purchased under repurchase program announced in October 2002 and July 2004, respectively.

     (2) Under the program announced October 22, 2002, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock. This program was completed in August of 2004.

     (3) On July 27, 2004, the Board of Directors approved the repurchase of an additional $100.0 million of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                     NET SALES                  GROSS PROFIT
           ---------------------------    -------------------------
QUARTER         2004          2003          2004          2003
-------    -----------    ------------    ----------    -----------

First      $  535,015      $   466,224    $ 228,229      $ 195,777

Second        524,177          482,611      228,461        207,376

Third         506,229          480,886      217,177        202,695

Fourth        468,232          471,799      199,551        203,216
           -----------    ------------    ----------    -----------
           $2,033,653      $ 1,901,520    $ 873,418      $ 809,064
           ===========    ============    ==========    ===========

                                      NET INCOME PER SHARE(b)
                                  --------------------------------
                   NET INCOME(a)       BASIC(b)       DILUTED(b)
           ----------------------  ---------------- --------------
QUARTER       2004         2003     2004     2003    2004     2003
-------    ----------   ---------  -------  ------- -------  -----

First       $  56,358   $  32,017    $0.60   $0.34   $0.59   $0.34

Second         56,502      51,398     0.60    0.55    0.59    0.54

Third          42,305      51,071     0.45    0.55    0.44    0.54

Fourth         40,906      38,111     0.43    0.41    0.43    0.40
           ----------   ---------  -------  ------- -------  -----
            $ 196,071   $ 172,597    $2.08   $1.84   $2.05   $1.83
           ==========   =========  =======  ======= =======  ======

---------------

(a)      Net income for the 2004 second, third and fourth quarters includes the after-tax effects of certain charges of $5,015, $12,690 and $2,665, respectively. Net income for the 2003 first, second, third and fourth quarters includes the after-tax effects of certain charges of $13,477,
         $4,433, $2,397 and $7,207, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

(b)      The sum of the 2003 quarters' net income per share does not equal the earnings per share for the full year 2003 due to changes in average shares outstanding.

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                FIVE-YEAR SUMMARY
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       2004           2003           2002           2001           2000
                                                   -------------  -------------  -------------  -------------  -------------

CONSOLIDATED STATEMENT OF INCOME DATA
Net Sales                                            $2,033,653     $ 1,901,520    $ 1,809,249    $ 1,843,766    $ 1,462,795
                                                   -------------  -------------  -------------  -------------  -------------
Cost of goods sold                                    1,160,235      1,092,456      1,035,835      1,063,433        831,653
Research and development expenses                       175,173        159,286        144,027        135,248        112,671
Selling and administrative expenses                     341,306        308,951        305,156        313,335        258,653
Amortization of goodwill and other
    intangibles                                          14,830         12,632         12,632         46,089          7,032
Restructuring and other charges (a)                      31,830         42,421         11,737         30,069         41,273
Interest expense                                         24,002         28,477         37,036         70,424         25,072
Other (income) expense, net                               5,275          5,437         (3,591)        (2,609)         2,314
                                                   -------------  -------------  ----------------------------  -------------
                                                      1,752,651      1,649,660      1,542,832      1,655,989      1,278,668
                                                   -------------  -------------  ----------------------------  -------------
Income before taxes on income                           281,002        251,860        266,417        187,777        184,127
Taxes on income                                          84,931         79,263         90,473         71,775         61,122
                                                   -------------  -------------  -------------  -------------  -------------
Net income                                          $   196,071    $   172,597    $   175,944    $   116,002    $   123,005
                                                   =============  =============  =============  =============  =============
    Percentage of net sales                                 9.6            9.1            9.7            6.3            8.4
    Percentage of average shareholders' equity             23.7           26.2           32.0           20.1           16.5
Net income per share - basic                              $2.08          $1.84          $1.86          $1.21          $1.22
Net income per share - diluted                            $2.05          $1.83          $1.84          $1.20          $1.22
Average number of shares (thousands)                     94,143         93,718         94,511         95,770        101,073

Consolidated Balance Sheet Data
Cash and short-term investments                     $    32,995    $    12,555    $    15,165    $    48,905    $   129,238
Receivables, net                                        358,361        339,725        338,607        340,358        364,314
Inventories                                             457,204        454,631        421,603        415,984        435,312
Property, plant and equipment, net                      501,334        510,612        520,499        532,473        679,874
Goodwill and Intangible assets, net                     789,676        799,413        794,079        795,920        755,923
Total assets                                          2,363,294      2,306,892      2,232,694      2,268,051      2,489,033
Bank borrowings, overdrafts and
    current portion of long-term debt                    15,957        194,304         49,663        227,945        852,985
Long-term debt                                          668,969        690,231      1,007,085        939,404        417,402
Shareholders' equity                                    910,487        742,631        574,678        524,170        631,259

Other Data
Current Ratio                                               2.4            1.7            2.4            1.6            0.9
Gross additions to property, plant and
    equipment                                       $    70,607    $    65,955    $    81,815    $    52,016    $    60,696
Depreciation and amortization expense                    90,996         86,721         84,458        123,493         69,344
Cash dividends declared                                  64,789         59,032         56,749         57,219        130,234
    per share                                            $0.685         $0.630         $0.600         $0.600         $1.290
Number of shareholders of record at year-end              3,419          3,655          3,875          3,394          3,741
Number of employees at year-end                           5,212          5,454          5,728          5,929          6,614

-----------------
a)     Restructuring and other charges ($20,370 after tax) in 2004 resulted from the Company's reorganization program.
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
       Restructuring and other charges ($26,765 after tax) in 2000 resulted from the Company's reorganization program.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

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

o        Critical Accounting Policies and Use of Estimates

o        New Accounting Standards

o        Non-GAAP Financial Measures

o        Cautionary Statement Under the Private Securities Litigation Reform
         Act of 1995

EXECUTIVE OVERVIEW

         The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are few publicly traded companies in the industry; certain customers maintain in-house capabilities fulfilling a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. Analysts generally estimate the global market to be $11 - $12 billion of which IFF represents 16 - 17%; the Company's nearest sized competitor is of similar size. The five largest companies in the industry combined represent approximately 60 - 65% of the global market.

         Fragrance compounds are used in perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and softeners as well as air care products. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, household cleaners and air fresheners. Flavor products are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The Company is also a leading manufacturer of synthetic ingredients used in making fragrances. Approximately 55% of the Company's ingredient production is consumed internally; the balance is sold to third party customers.

         Changing social habits resulting from such factors as increases in personal income and dual-earner households, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-fat food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.

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

         Flavors and fragrances have similar economic and operational characteristics, including research and development, the nature of the creative and production processes, the manner in which products are distributed and the type of customer; many of the Company's customers purchase both flavors and fragrances.

         A breakdown of sales by principal product category is depicted in the following graph. The fruit business was disposed of in 2004; sales depicted below are for the period the fruit business was owned by the Company.

     2004 Sales by Category

[GRAPHIC OMITTED]

[ ]  12%  INGREDIENTS

[ ]  3%   FRUIT

[ ]  42%  FLAVOR COMPOUNDS

[ ]  17%  FINE FRAGRANCE AND TOILETRIES

[ ]  26%  FUNCTIONAL FRAGRANCES

     The Company's five largest customers comprise 30% of consolidated sales and its top thirty customers 53%; these percentages have been fairly constant for several years. No one customer accounts for more than 10% of sales. A key factor for success is inclusion on major customers' core supplier lists opening opportunities to win new business. The Company is currently on the majority of core supplier lists of its major customers; participation in such lists is key to the Company's strategy for future growth.

     The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. In addition, pricing pressure placed on the Company's customers by large and powerful retailers and distributors is inevitably passed along to the Company, and its competitors.
Leadership in innovation and creativity mitigates the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.

     The Company produces more than 35,000 unique compounds, of which 60% are flavors and 40% fragrances. The Company continually creates new compounds to meet the changing characteristics and needs of its customers' end products. No individual compound represents more than 1.5% of net sales. Development of fragrances and flavors is a complex artistic and technical process calling upon the combined knowledge and talents of creative perfumers and flavorists, and application and research chemists. An important contribution to the creation of new fragrances and flavors is the development of new ingredients. The Company bears essentially all costs incurred in connection with the creation and development of new flavors and fragrances and such formulae are protected under trade secrecy. The Company is not materially dependent on any patents, trademarks or licenses.

     The Company's strategic focus in the three year period 2002 - 2004 has been:

         o    To integrate Bush Boake Allen Inc. ("BBA"), acquired in November
              2000, and to reorganize the integrated organization under two global umbrellas of Business Development and Operations. Business
              Development encompasses consumer and market research, product category strategy, product development, global sales and marketing and technical application. Operations are responsible for the customer supply chain.

         o    To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's
              customers.

         o    To critically evaluate the profitability and growth potential of the Company's product portfolio, and to focus on those categories and customers considered to be the best opportunities for
              long-term profitable growth.

         o    To focus research and development initiatives on those areas considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

     In the three-year period ended December 31, 2004, considerable progress against these strategic initiatives was made. The BBA integration was completed quickly and associated savings exceeded those anticipated at the time the acquisition was announced. Customer service levels have improved to the point where on time deliveries exceed the 95% level, with further improvement targeted. The Company has exited certain non-core businesses, contributing to improved returns on sales and invested capital; the last of these businesses was sold in 2004. The quality and depth of the Company's research and development efforts have improved significantly. In 2003 and 2004, the Company patented numerous new, commercially-viable ingredients for use in flavors and fragrances;
fifteen were patented in 2003 and nine in 2004. A number of these ingredients were used in flavor and fragrance compounds in 2004 and in 2005 - 2006 new product introductions will play an important role in meeting our growth objectives.

     Moving forward, the Company is committed to:

         o    Continuous improvement in operations and customer service
              supported by the global implementation of the enterprise
              requirements planning software package ("SAP"), and related initiatives.

         o    Research and development efforts in those aspects of flavors and fragrances and associated delivery mechanisms which the Company has identified as most likely to drive profitable future growth.
              The Company anticipates that much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology. An essential aspect of the overall research efforts is the Company's continued leadership in sensory science and consumer insight, enabling the creation of consumer-preferred flavors and
              fragrances.

     As implementation of the strategy progresses, setting strategic initiatives requires regular establishment and reassessment of identified priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

SALES COMMENTARY

         Net sales for 2004, 2003 and 2002 were as follows:

                                                         PERCENT                   PERCENT
              NET SALES                      2004        CHANGE        2003         CHANGE        2002
---------------------------------------  ------------   --------   ------------    --------   ------------

Flavors                                  $     910.6         5%    $     866.5         7%     $    809.0
Fragrances                                   1,123.1         9%        1,035.0         3%        1,000.2
                                         ------------   --------   ------------    --------   ------------
     Total net sales                     $   2,033.7         7%    $   1,901.5         5%     $  1,809.2
                                         ============   ========   ============    ========   ============

         The Company manages its operations by major geographical region and considers destination sales to be a key measure of performance. Although the
Company's reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying strength of the Company's business.

2004 Sales by Destination

[GRAPHIC OMITTED]

[ ]  29%  NORTH AMERICA

[ ]  39%  EUROPE

[ ]  17%  ASIA PACIFIC

[ ]  12%  LATIN AMERICA

[ ]  3%   INDIA

         The Company acquired BBA effective November 3, 2000. In conjunction with the integration of BBA, and as part of restructuring the Company, certain non-core businesses (hereinafter referred to as the "non-core businesses") have been disposed of including the fruit preparations businesses in Europe, North and Latin America; the North American concentrates business and a portion of the aroma chemicals business acquired in the BBA transaction. The non-core businesses were disposed of in a series of separately negotiated transactions with third parties; disposal of these businesses did not materially impact the
Company's operating results. The North American concentrates business was disposed of in 2002 and the European fruit preparation business in 2004; the other non-core businesses were disposed of in 2001.

         The following table summarizes reported sales on a geographic basis, and reflects adjustments, as appropriate, to exclude sales attributable to the non-core businesses; adjusted sales are the basis on which the Company measures its operating performance:

                                                                 PERCENT                     PERCENT
SALES BY DESTINATION                               2004          CHANGE         2003          CHANGE         2002
---------------------------------------------  --------------  -----------  --------------  ----------  --------------

North America                                        $ 598.6           9%       $   550.1         (4%)        $ 570.9
Europe                                                 790.3           4%           761.7         13%           671.4
Asia Pacific                                           342.9          10%           311.9          7%           290.9
Latin America                                          238.6           7%           223.6         (2%)          227.5
India                                                   63.3          17%            54.2         12%            48.5
                                               --------------  -----------  --------------  ----------  --------------
     Total net sales, as reported                   $2,033.7           7%        $1,901.5          5%        $1,809.2
Less:  European fruit preparations                     (58.3)           -           (92.3)          -           (72.2)
       North American concentrates                         -            -               -           -            (9.4)
                                               --------------  -----------  --------------  ----------  --------------
     Total net sales, as adjusted                   $1,975.4           9%        $1,809.2          5%        $1,727.6
                                               ==============  ===========  ==============  ==========  ==============

         Net sales below are adjusted to exclude all sales associated with the non-core businesses:

                                                AS ADJUSTED      PERCENT     AS ADJUSTED      PERCENT     AS ADJUSTED
NET SALES                                          2004          CHANGE          2003         CHANGE          2002
---------------------------------------------  --------------   ----------  ---------------  ----------  ---------------

Flavors                                            $   852.3          10%        $   774.2          6%        $   727.4
Fragrances                                           1,123.1           9%          1,035.0          3%          1,000.2
                                               --------------   ----------  ---------------  ----------  ---------------
     Total net sales, as adjusted                  $ 1,975.4           9%        $ 1,809.2          5%        $ 1,727.6
                                               ==============   ==========  ===============  ==========  ===============

       2004 in Comparison to 2003

         In 2004, sales totaled $2,033.7, increasing 7% over 2003. Reported sales were strongest in fragrances, led by a 13% increase in fine fragrance sales; sales of aroma chemicals and fragrances used in functional products each increased 7%. Reported sales benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales would have increased 2% in comparison to the prior year. The sales performance was impacted by the disposition of the Company's European fruit preparations business, which was sold to Frutarom Industries Ltd. ("Frutarom")
in the second half of the year. On an as adjusted basis, excluding sales attributable to the European fruit businesses from the 2004 and 2003 results, sales would have increased 5% in local currency and 9% in reported dollars.

         Flavor and fragrance sales increased in all geographic regions, although growth in Europe resulted from currency translation; sales performance by region was as follows:

         o    North America fragrance sales grew 9% while flavor sales increased
              8%; the region grew 9%, mainly driven by new wins. Fragrance sales increased in all categories, led by a 20% increase in aroma chemical sales, while fine and functional fragrance sales
              increased 6% and 7%, respectively. The aroma chemical sales increase was volume driven while growth in fine fragrances resulted from $7.0 in new wins. Functional fragrance sales realized new wins worth $16.0 partially offset by erosion in existing products of $6.0. Flavors reported new product
              introductions of $30.0 partially offset by volume and erosion in existing products.

         o    European fragrance sales increased 8%, although this performance was partially offset by a 2% decline in flavor sales; in total, regional sales increased 4%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 5%. Local currency fragrance sales declined 2%; fine fragrance sales increased 5% offset by a 1% decrease in sales of functional fragrances and a 10% decline in aroma chemical sales.
              The fine fragrance performance was driven by a number of new product wins. Fine and functional fragrances reported new product introductions of $40.0 partially offset by the effects of erosion in existing products. Local currency flavor sales declined 10%, mainly as a result of the disposition of the fruit preparations business. On an as adjusted basis, excluding sales attributable to the fruit business for 2004 and 2003, flavor sales would have increased 2% in local currency and 11% in reported dollars, mainly due to new wins.

         o    Local currency sales in Asia Pacific increased 6%, resulting in a
              10% increase in reported dollar sales. Local currency fragrance sales increased 3% in comparison to the prior year, resulting in a
              7% increase in reported dollars driven by new wins of $6.0. Local currency flavor sales increased 7%, resulting in a 13% increase in reported dollars. The performance reflects the benefit of both new wins and volume increases in existing products. For the region, sales growth was strongest in Greater China, Vietnam, Indonesia and Taiwan, with respective local currency increases of 17%, 47%,
              9% and 8%, while Japan sales grew 3%.

         o    Latin American sales increased 7%; fragrance and flavor sales increased 9% and 3%, respectively. Sales growth was strongest in
              Venezuela, Central America, Argentina and Colombia which grew 33%,
              15%, 12% and 9%, respectively. Fragrance sales growth was led by a
              23% increase in aroma chemicals, while sales of fine and
              functional fragrances increased 12% and 6%, respectively.
              Fragrance sales were driven by new wins and volume increases while the flavor increase was mainly volume driven.

         o    India sales increased 15% in local currency and 17% in reported dollars. Local currency fragrance sales increased 12%, resulting in a 16% increase in reported dollars. Flavor sales increased 18%
              in local currency, resulting in a 19% increase in reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new wins.

       2003 in Comparison to 2002

         2003 sales increased 5% over 2002. Had exchange rates remained the same in both periods, sales would have declined 2%. In 2003, as adjusted sales increased 5% in comparison to 2002; had exchange rates remained the same during both years, 2003 as adjusted sales would have declined 2%. Sales performance by region was as follows:

         o    North America flavor and fragrance sales declined 1% and 6%, respectively; in total, the region declined 4%. Sales were impacted by weak economic conditions for much of the year, weak demand for fine fragrance, and the effect of ongoing customer efforts to reduce inventory levels. Fine fragrance, functional fragrance and chemical sales declined 8%, 4% and 8%, respectively.
              Fine fragrance sales were impacted by erosion in certain core brands, partially offset by new wins which accounted for $9.0 in increased sales. Excluding $9.4 of sales attributable to non-core businesses disposed of from the 2002 comparative, flavor sales increased 3%. The flavor performance benefited from new product introductions of $21.0.

         o    Local currency sales in Europe decreased 3%. The dollar increase benefited from the stronger Euro and Pound Sterling on translation of local currency results into the U.S. dollar. The local currency sales performance reflected persistent economic weakness
              throughout the European region. Local currency fragrance sales in
              Europe declined 5%, resulting in a 12% increase in dollars;
              fragrance sales were weakest in aroma chemicals and functional fragrances, which declined 12% and 4%, respectively. European chemical volumes declined by 4% with the remainder of the decline attributable to product mix and lower selling prices. Local currency fine fragrance sales increased 3%; new wins increased sales by 11% although this performance was partially offset by declines in existing fragrance business. Flavor sales declined 1%
              in local currency, although this resulted in a 15% increase in dollar sales.

         o    Asia Pacific sales increased 1% in local currency; the dollar increase benefited from the stronger Japanese Yen and Australian dollar on translation of local currency results into the U.S.
              dollar. Flavor sales declined 2% in local currency while
              increasing 4% in dollars. Fragrance sales increased 7% in local currency and 12% in dollars; the fragrance growth was driven by a number of new product introductions throughout the region, most notably in Thailand, Greater China and Indonesia. The new wins in the region accounted for an increase of approximately 10%; however erosion in the existing products was approximately 3%. Sales were strongest in Thailand, Vietnam, Indonesia and Greater China, with local currency increases of 25%, 14%, 9% and 6%, respectively.
              These strong performances were partially offset by persistent weakness in Japan and the Philippines where local currency sales declined 7% and 18%, respectively.

         o    Latin America flavor sales increased 9%. The flavor sales
              performance was driven by increases of 80%, 31% and 19% in Central
              America, Argentina and Brazil, respectively, reflecting the benefit of new product introductions and, in Argentina, an improved economic environment. In the region, volume levels excluding the new products decreased 1%. Fragrance sales declined
              5% with Central America, Mexico and Brazil declining 15%, 6% and
              8%, respectively; Argentina fragrance sales increased 22%.

         o    India sales increased 9% in local currency and 12% in reported dollars. The performance was led by an 11% local currency increase in flavor sales and 12% in reported dollars; local currency fragrance sales grew 7% and 12% in reported dollars. India sales performance benefited from many new product introductions as well as the continued strength of the Indian and neighboring

              economies. New wins accounted for two-thirds of the flavor growth with volume increases responsible for the remainder. Fragrance growth was driven by new wins.

OPERATING RESULTS

         The percentage relationship of cost of goods sold and other operating expenses to reported sales is detailed in the following table.

                                          2004          2003         2002
                                       ------------  ------------  -----------
Cost of goods sold                           57.1%         57.5%        57.3%
Research and development expenses             8.6%          8.4%         8.0%
Selling and administrative expenses          16.8%         16.2%        16.9%

         Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials constitute 65 - 70% of the total. Research expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling and administrative expenses support the Company's sales and operating levels.

         Segment profit, which excludes the effect of restructuring and other charges, was $342.1 in 2004, $328.2 in 2003 and $311.6 in 2002. The Company
recorded restructuring and other charges of $31.8, $42.4 and $11.7 in 2004, 2003 and 2002, respectively. Operating profit totaled $310.3, $285.8 and $299.9 in
2004, 2003 and 2002, respectively.

       2004 in Comparison to 2003

         Cost of goods sold as a percentage of sales declined 40 basis points compared with 2003. The improvement resulted from a combination of improved sales performance, and better product mix from improved fine fragrance sales and the disposition of the lower margin European fruit business. The Company benefited from the elimination of 48 manufacturing positions in North America and Europe which resulted in savings of approximately $2.1. The benefits of the improved sales performance and product mix were partially offset by poor operating performance by the European fruit business for the period of time owned by the Company, and by weak absorption of expenses resulting from the transfer of production from the Company's facility in Dijon, France, which is scheduled to close in 2005, to other manufacturing plants.

         Research and development ("R&D") expenses increased to 8.6% of sales, consistent with the Company's stated intention to expand its research initiatives. In 2005, R&D expenses are expected to be 9.0 - 9.2% of sales. This increase is mainly as a result of the elimination of the fruit preparations business; relative to other parts of the Company's business, fruit preparations required less R&D as a percentage of sales.

         Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 16.8% from 16.2%; the increase resulted mainly from inclusion of $5.0 in equity compensation expense for which there was no comparable amount in the 2003 results, and higher expense accruals under the
Company's incentive compensation plans, based on the improved sales and operating performance relative to 2003. The increase in Global Expenses, as reported in Note 13 of the Notes to the Consolidated Financial Statements, is
mainly related to these expenses. In May 2004, the Company began using
Restricted Stock Units ("RSU's"), rather than stock options, as an element of the Company's incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees; previously, options had not been expensed as permitted under applicable accounting guidance. Vesting of the RSU's for the Company's senior management is performance and time based; for the remainder of eligible employees, vesting is time based (generally over a three-year period). In 2005, SG&A expenses, as a percentage of sales, are expected to increase somewhat from 2004 levels, mainly from inclusion of $12.0 -
$14.0 in equity compensation compared to the $5.0 of such expense in 2004. In
2004, cost of goods sold and SG&A include $1.4 and $3.8, respectively, incurred in connection with the implementation of SAP; these costs relate to training and data conversion and are charged to operating expenses as incurred. Such costs are expected to diminish in 2006 as the final implementations of SAP are completed.

         Net income for 2004 increased 14% in comparison to the prior year;
excluding the impact of restructuring and other charges in both years (see
"Restructuring and Other Charges"), income increased 8% in comparison to the prior year.

       2003 in Comparison to 2002

         Cost of goods sold as a percentage of sales remained comparable with
2002 levels. Product mix, mainly weakness in sales of higher margin fine fragrances, had a negative impact on margins. However, the impact of unfavorable sales mix was substantially offset by reduced manufacturing expenses of approximately $3.5. The reduction in these expenses resulted from realizing the full year benefit from the closure of various plants in the preceding year; such closures were directly related to the integration of BBA into IFF. In addition, the Company undertook certain restructuring activities in 2003, eliminating 171 manufacturing positions; these actions saved approximately $3.5 in 2003.

         R&D expenses increased to 8.4% of sales, consistent with the Company's stated intention to expand its research initiatives.

         SG&A declined to 16.2% of sales. The Company undertook certain restructuring activities in 2003, eliminating duplicate layers of management and certain corporate positions affecting 150 selling and administrative positions;
these actions saved approximately $6.2 in 2003.

         In 2003, cost of goods sold and SG&A include $1.5 and $4.0, respectively, incurred in connection with the implementation of SAP relating to training and data conversion which are charged to operating expenses as incurred.

       Interest Expense

         Interest expense totaled $24.0, $28.5 and $37.0 in 2004, 2003 and 2002, respectively. Interest expense declined in each year as a result of reduced borrowing levels and the Company's interest rate and debt management initiatives. The average interest rate was 3.2%, 3.0% and 3.4% in 2004, 2003 and
2002, respectively. Interest expense is expected to decline 10 - 12% in 2005 due to reduced debt levels. More information on debt and interest rate management is contained in Note 9 and Note 15 of the Notes to the Consolidated Financial
Statements.

       Other (Income) Expense, Net

         Other (income) expense, net was $5.3 expense in 2004, $5.4 expense in
2003 and $3.6 income in 2002. In 2004, expense resulted primarily from exchange losses compared to exchange gains in 2003, and other non-operating expenses.
Exchange gains or (losses) were ($2.9), $1.6 and $2.3 in 2004, 2003 and 2002, respectively. The exchange losses in 2004 were mainly the result of the Company having U.S. dollar positions in Europe and Latin America which resulted in exchange losses upon the weakening of the U.S. dollar in comparison to the Euro and other currencies. In 2003, the Company repurchased $200.7 of long-term notes otherwise scheduled to mature in May 2006; purchases were made through a series of open market transactions, funded with commercial paper; as a result, the
Company incurred a net loss of $4.2 which is included in Other (income) expense, net. Further details on the repurchase are contained in Note 9 of the Notes to the Consolidated Financial Statements.

       Income Taxes

         The effective tax rate for 2004 was 30.2%, compared to 31.5% for 2003 and 34.0% for 2002. The declining rate over the three-year period is primarily the result of tax planning initiatives and the benefit of combining various IFF and BBA legal entities into a single tax structure. In both 2004 and 2003, the tax rate also benefited from restructuring and other charges, most of which were incurred in higher tax jurisdictions. The Company anticipates that its effective tax rate in 2005 will approximate 31.2%.

         The American Jobs Creation Act of 2004 (the "Act"), enacted on October
22, 2004, provides for a special one-time tax deduction of 85% of dividends received on eligible repatriated foreign earnings. The deduction would result in an approximate 5.25% federal tax rate on these earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Chief Executive Officer and approved by the Board of Directors; certain other criteria in the Act must also be satisfied. The Company is evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act during the year ending
December 31, 2005, and if so, the amount to be repatriated. The range of reasonably possible amounts the Company is considering for repatriation, which would be eligible for the temporary deduction, is $250.0 to $500.0. This repatriation may include amounts currently deemed indefinitely reinvested and amounts for which deferred taxes have been provided. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining any amounts it will repatriate. The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the second half of 2005.

         Acquisitions and Divestitures

         In 2004, the Company sold its European fruit preparations business. IFF had previously announced its intention to divest itself of this business which manufactures processed fruit and other natural product preparations used in a wide variety of food products, including baked goods and dairy products. Sales of fruit preparations in 2004, 2003 and 2002 were $58.3, $92.3 and $72.2;
operating profit was $5.6, $12.4 and $6.3, respectively. IFF completed the sale of the German and Swiss businesses, comprising 70% of the total fruit business, in August 2004. The Company completed required consultations with the French employee works council and sold its French fruit preparations assets to Frutarom in October 2004. Proceeds from the sale, in total, were $40.0, including assumption of certain liabilities; cash proceeds were used to reduce borrowings.

         In 2003, the Company acquired 70% of the outstanding shares of
Celessence International Ltd. ("Celessence"), a company engaged in the development and distribution of encapsulation and delivery systems for use in fragrance and other applications, for $6.4. The acquisition was accounted for as a purchase business combination. The principal Celessence asset is a process technology patent included in other intangible assets that is being amortized over its estimated remaining useful life. Celessence results, which are not material, are included in the consolidated results of the Company from acquisition date.

         The Company sold its North American concentrate business in June 2002, recognizing a restructuring and other charge of $4.3 related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $9.4; operating profit was not significant.

         In November 2000, the Company acquired BBA; total consideration paid, including transaction costs, was $970.0. At acquisition date, BBA owned approximately 73% of its Indian subsidiary, BBA India Limited ("BBAIL"). During
2002, the Company acquired additional BBAIL shares, raising its ownership to
93%; cost of the acquired shares was $11.8. More details on the BBA acquisition are contained in Note 3 of the Notes to the Consolidated Financial Statements.

         The Company established accruals relating to the integration of BBA;
associated costs, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting and did not directly impact current earnings.

         Movements in acquisition accounting accruals were:

                                                                    ASSET-
                                                  EMPLOYEE-         RELATED
                                                   RELATED         AND OTHER           TOTAL
                                                 ------------   --------------    --------------

Balance January 1, 2002                            $   13.8       $    9.9           $  23.7

Cash and other costs                                   (7.8)          (8.8)            (16.6)
                                                ------------   --------------    --------------

Balance December 31, 2002                               6.0            1.1               7.1

Cash and other costs                                   (3.6)          (1.1)             (4.7)
                                                ------------   --------------    --------------

Balance December 31, 2003                               2.4             -               2.4

Cash and other costs                                   (2.4)            -              (2.4)
                                                ------------   --------------    --------------
Balance December 31, 2004                          $    -         $     -            $   -
                                                ============   ==============    ==============

         At December 31, 2004 and 2003, goodwill and other intangible assets, net of accumulated amortization, totaled $789.7 and $799.4, respectively. The
Company completed its annual assessments in 2004, 2003 and 2002, concluding that it has no impairment of goodwill or other intangible assets. Additional details are contained in Note 6 of the Notes to the Consolidated Financial Statements.

RESTRUCTURING AND OTHER CHARGES

         Since 1999, the Company has undertaken a series of actions associated with the closure of Company facilities and elimination of various employee positions. As an element of this program, the Company offered a voluntary early retirement incentive to certain U.S. - based employees in the fourth quarter of
1999 with notification of acceptance in the first quarter of 2000; 71 employees accepted, resulting in a pre-tax charge of $9.3 in 2000.

         In mid-2000, senior management changed, after which the Company conducted a comprehensive analysis of its business development, research and development, and operating activities and associated staffing levels. In October
2000, the Company announced a significant reorganization entailing the elimination of multiple layers of management, closure of certain manufacturing facilities to improve capacity utilization, and the intended disposal of certain non-core businesses. On completion, the reorganization was expected to yield annual savings approximating $25.0 to $30.0, a portion of which was to be reinvested in the business. The integration of BBA into IFF and the reorganization proceeded concurrently.

         An element of the reorganization was a second voluntary early retirement program extended to U.S. - based employees, which 85 employees accepted, resulting in pre-tax charges of $14.5. An additional 41 employees were terminated by eliminating duplicate management positions at corporate, regional and affiliate locations, resulting in the Company recording pre-tax charges of
$17.5. In total, 197 employees were severed and the Company recorded pre-tax charges totaling $41.3, comprised of:

       o    The first early retirement plan -- $9.3;

       o    The second early retirement plan -- $14.5; and

       o    Other reorganization costs -- $17.5.

         During 2001, the Company sold its fruit preparation business in the
United States and Brazil, and closed IFF operations in Hong Kong, South Africa,
Chile, Venezuela, Kenya, Texas and Oregon. As a result, 465 employees were severed and the Company recorded pre-tax charges totaling $30.1; $10.1 related to employee terminations and $20.0 related to location closures and asset write-downs.

         During 2002, the Company closed IFF operations in Australia, discontinued fragrance compounding in Japan and sold its fruit concentrate business. As a result, 148 employees were severed and the Company recorded pre-tax charges of $11.7; $4.3 related to employee severance and $7.4 related to location closures and asset write-downs.

         In 2003, the Company further eliminated duplicate employment functions and processes, including several senior corporate positions as well as those at global, regional and local levels. The Company eliminated 321 positions and recorded pre-tax charges of $42.4; $38.0 related to employee terminations and
$4.4 related to location closures and asset write-downs. The 2003 asset-related charges related principally to final quantification of costs for previous actions taken.

         In 2004, the Company disposed of its European fruit preparations business. In addition, the Company closed its Canadian manufacturing facility and committed to the closure of its manufacturing facility in Dijon, France; the
Dijon facility is scheduled to close in 2005, on completion of transfer of production to other plants. As a result, the Company eliminated 302 positions, and recognized pre-tax charges of $31.8, of which $25.8 related to employee terminations and $6.0 to location closures and asset write-downs, and other related reorganization actions; the asset-related charges were net of gains of
$16.3 related to the sale of the fruit businesses and Canadian facility. An additional 130 employees will leave the Company in 2005 on closure of Dijon.

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

         The charges above exclude all charges associated with the integration of BBA where such costs were incurred in connection with the closure of BBA facilities or the elimination of BBA employees; all such costs were accounted for in the acquisition accounting as detailed in Note 3 of the Notes to the
Consolidated Financial Statements.

         Positions eliminated by region in each of the three years in the period ended December 31, 2004 were:

                                    2004           2003           2002
                                 ------------  --------------  ------------
North America                         56            81            91
Europe*                              234            97            42
Asia Pacific                          11           120            15
Latin America                          1            19             -
India                                  -             4             -
                                 ------------  --------------  ------------
Total                                 302          321           148
                                 ============  ==============  ============

*  Europe figures include 194 positions eliminated with the sale of the fruit business.

         Charges by region in each of the three years in the period ended
December 31, 2004 were:

                                     2004        2003        2002
                                 ----------  ----------  ------------
North America                      $   7.6    $   20.2     $  5.6
Europe                                23.5        16.9        5.8
Asia Pacific                           0.7         3.6        0.3
Latin America                            -         1.3          -
India                                    -         0.4          -
                                 ----------  ----------  ------------
Total                              $  31.8    $   42.4     $ 11.7
                                 ==========  ==========  ============

         Movements in related accruals in each of the three years in the period ended December 31, 2004 were:

                                                                 ASSET-
                                                 EMPLOYEE-       RELATED
                                                  RELATED       AND OTHER         TOTAL
                                                ------------  -------------  ------------

Balance January 1, 2002                         $       7.0    $       0.7    $      7.7
Additional charges                                      4.3            7.4          11.7
Cash and other costs                                   (7.9)          (7.7)        (15.6)
                                                ------------  -------------  ------------
Balance December 31, 2002                               3.4            0.4           3.8
Additional charges                                     38.0            4.4          42.4
Cash and other costs                                  (21.8)          (3.3)        (25.1)
                                                ------------  -------------  ------------
Balance December 31, 2003                              19.6            1.5          21.1
Additional charges*                                    25.8           22.3          48.1
Cash and other costs                                  (17.2)          (8.9)        (26.1)
                                                ------------  -------------  ------------
Balance December 31, 2004                       $      28.2    $      14.9    $     43.1
                                                ============  =============  ============

* The asset-related charges above exclude gains of $16.3 relating to the sale of the fruit businesses and Canadian facility which were offset against restructuring and other charges in determining Restructuring and other charges reported in 2004 of $31.8.

         The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations to affected employees are satisfied; the asset-related charges will be utilized in 2006 on final decommissioning and disposal of the affected equipment.

FINANCIAL CONDITION

         Cash, cash equivalents and short-term investments totaled $33.0 at
December 31, 2004 compared to $12.6 and $15.2 at December 31, 2003 and 2002, respectively. Working capital totaled $561.8 at year-end 2004, compared to
$376.6 and $507.3 at December 31, 2003 and 2002, respectively. The change in
2004 from 2003 is primarily related to reduced borrowing levels. Gross additions to property, plant and equipment were $70.6, $66.0 and $81.8 in 2004, 2003 and
2002, respectively, and are expected to approximate $95.0 in 2005.

         At December 31, 2004, the Company had $684.9 of debt outstanding, including deferred gains and mark-to-market adjustments on interest rate swap transactions of $23.8. Debt includes $499.3 of 6.45% Notes, maturing in May
2006. At December 2002, the Company had $700.0 of Notes outstanding. During
2003, the Company repurchased $200.7 of the Notes. All repurchases were funded with commercial paper. The repurchases took advantage of the Company's strong cash flows and enabled the Company to reduce long-term debt prior to the Notes'
scheduled maturity. Interest expense was reduced as a result of the shift to commercial paper borrowing. In 2003, interest expense declined $2.9, as a result of the replacement of the Notes with lower cost commercial paper and overseas borrowings; savings in 2004 approximated $5.5. The Company is developing plans for both short-term financing and the potential issuance of additional notes or other long-term instruments when the Notes mature in 2006.

         The Company has a $300.0 U.S. based revolving credit facility that will expire in September 2006. The revolving credit agreement serves as backstop for the Company's commercial paper program; there have been no borrowings under this agreement. The Company compensates participating banks in the form of fees, the amounts of which are not material. At December 31, 2004 there was no outstanding commercial paper compared to an outstanding balance of $162.9 at December 31,
2003 at an average interest rate of 1.2%.

         The Company has a five-year Euro 350.0 (approximately $475.0 at
December 31, 2004), multi-currency revolving credit facility that will expire in
July 2007. The Company employs this facility as a European-wide working capital facility. The Company compensates participating banks in the form of fees, the amounts of which are not material. At December 31, 2004 and 2003, the Company had no borrowings under this facility. See Note 9 of the Notes to the
Consolidated Financial Statement for additional details concerning the Company's credit facilities.

         In 2003, the Company sold its New York corporate headquarters to an unrelated third party for $91.0 in cash; concurrently entering into a long-term lease with respect to the space it occupies (approximately 40% of the building).
The gain realized on the sale, after transaction costs, of $52.7, has been deferred and is being credited to income over the initial 27.5 - year lease term.

         In 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities to an unrelated third party for $48.0 in cash. Concurrently, the Company entered into a long-term lease with respect to the facilities. The gain realized on the sale, after transaction costs, of $26.7, has been deferred and is being credited to income over the initial 22 - year lease term.

         In October 2002 and July 2004, the Company's Board of Directors
authorized share repurchase programs of $100.0 each (approximately 2.4 million shares at the December 31, 2004 market price). Under various share repurchase programs, the Company repurchased 1.8 million shares in each of 2004 and 2003 and 2.3 million shares in 2002, at a cost of $66.5, $55.4 and $72.3, respectively. Average per share cost of shares acquired in 2004, 2003 and 2002 was $36.89, $31.66 and $31.52, respectively. The Company completed the October
2002 repurchase plan in August 2004 and as of December 31, 2004 had repurchased approximately 0.6 million shares under the July 2004 plan. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. At December 31, 2004, the Company had
$75.5 remaining under the July 2004 plan, representing approximately 1.8 million shares based on a stock price of $42.00 per share. Repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

         The dividend paid per share in 2004, 2003 and 2002 was $.67, $.62 and
$.60, respectively. In January and April 2004, the Company paid a quarterly cash dividend of $.16 per share to shareholders. In May 2004, the Company increased the annual dividend to $.70 per share, effective with the dividend paid in July
2004. The Company's intention is to pay dividends approximating 30 - 35% of yearly earnings. The Company paid dividends totaling $63.2, $58.2 and $56.8 in
2004, 2003 and 2002, respectively.

         The cumulative translation adjustment component of Accumulated other comprehensive income was $8.2 at December 31, 2004, compared to ($45.2) at
December 31, 2003. The change results principally from the weakening of the U.S.
dollar against the Euro, the Japanese Yen and the Australian dollar. The Minimum pension liability adjustment component of Accumulated other comprehensive income was ($110.7) at December 31, 2004, compared to ($82.8) at December 31, 2003.
This change primarily reflects the effects of a reduction in the discount rate used to calculate pension liabilities. The accumulated loss on derivatives qualifying as hedges was ($5.7) at December 31, 2004 compared to ($3.7) at
December 31, 2003.

         Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the
Company's operations, earnings or competitive position. In 2004, the Company spent $1.1 on capital projects and $14.1 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the
Company is party to a number of proceedings brought under the Comprehensive
Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

         At December 31, 2004, the Company has contractual payment obligations due within the time periods as specified in the following table:

                                                                         PAYMENTS DUE
                                                                                2006-        2008-          2010 AND
           CONTRACTUAL OBLIGATIONS             TOTAL            2005            2007         2009          THEREAFTER
-----------------------------------------  ------------    -------------  -------------  ------------   --------------
Borrowings (1)                               $   661.5        $  16.0        $ 499.4       $ 128.6           $ 17.5
Interest on borrowings (1)                        64.7           36.0           23.5           4.2              1.0
Operating leases (2)                             322.6           22.9           40.0          31.7            228.0
Purchase commitments (3)                          31.6           31.5            0.1             -                -
Pension funding obligations (4)                   67.0           51.6            2.2           2.2             11.0
Post-retirement obligations (4)                   38.9            3.5            6.4           7.1             21.9
                                           ---------------  -------------  -------------  ------------   --------------
Total                                        $ 1,186.3        $ 161.5        $ 571.6       $ 173.8          $ 279.4
                                           ===============  =============  =============  ============   ==============

----------

         (1)  See Note 9 of the Notes to the Consolidated Financial Statements
              for a further discussion of the Company's various borrowing facilities.

         (2)  Operating leases include facility and other lease commitments executed in the normal course of the business. Additional details concerning the United States facilities are contained in Note 8 of the Notes to the Consolidated Financial Statements and further details concerning worldwide aggregate operating leases are contained in Note 17 of the Notes to the Consolidated Financial
              Statements.

         (3)  Purchase obligations and capital project commitments not recorded on the Company's consolidated balance sheet.

         (4)  See Note 14 Retirement Benefits of the Notes to the Consolidated
              Financial Statements for a further discussion of the Company's retirement plans. Anticipated funding obligations are based on current actuarial assumptions. Funding requirements reported in the above table do not extend beyond 2014.

     The Company anticipates that all financing requirements will be funded from operations and credit facilities in place. The Company expects to be able to renew its credit facilities at terms comparable to its existing facilities. Cash flows from operations are currently expected to be sufficient to fund the
Company's anticipated capital spending, dividends and other requirements including debt reduction for the next 12 - 18 months. The Company anticipates reducing borrowings by approximately $12.0 in 2005 as long-term debt matures. In comparison, borrowings were reduced by approximately $185.0 and $145.0 in 2004 and 2003, respectively.

MARKET RISK

         The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. The Company evaluates and manages volatility relating to these exposures on a global basis to take advantage of netting opportunities that may exist. Identified net exposures are managed employing a number of techniques including, but not limited to, borrowings in local currencies and the use of certain derivative instruments.

         The Company operates on a global basis and, accordingly, is exposed to currency fluctuation related to the manufacture and sale of its products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Mexico, Brazil, China, Indonesia, Australia and
Japan, although all regions in the world are subject to foreign currency fluctuations versus the U.S. dollar and other cross-currency rates. The Company actively monitors its foreign currency exposures in all major markets in which it operates, and employs a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. The
Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities which do not exceed six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2004 and
2003, the Company had outstanding foreign currency forward contracts with notional amounts approximating $383.2 and $178.0, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate. Accordingly, the effective portion of any gain or loss on a derivative instrument reported as a cash flow hedge is reported as a component of Accumulated other comprehensive income and recognized in earnings in the same period or periods during which the hedged transaction affects earnings. The
Company had no ineffective foreign currency forward contracts at December 31,
2004 or 2003.

         The Company employs various interest rate swaps and debt issuances with the objective of managing and optimizing its interest rate exposure. In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate ("LIBOR") plus an interest markup. In response to changes in market conditions and the value of the swaps, and in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 and $56.5 in 2003 and 2002, respectively, including accrued interest of $3.7 and $6.5, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. Prior to December 31, 2003, the Company terminated all swap agreements related to the Notes; as a result, the interest rate on the
Notes, including amortization of the deferred swap gains, was 3.4% at December
31, 2004. The effective rate on the Notes at December 31, 2003 and 2002 was 3.6%
and 3.4%, respectively.

         In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges.
During 2003, the Company amended the swaps and the counterparty paid the Company
$3.0, including accrued interest of $0.5. These net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt.
The Company had no ineffective interest rate swaps at December 31, 2004.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

         Preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect reported amounts and accompanying disclosures. These estimates are based on management's best judgment of current events and actions that the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

         Those areas requiring the greatest degree of management judgment or deemed most critical to the Company's financial reporting involve:

            The periodic assessment of potential impairment of intangible assets acquired in business combination. The Company currently has net intangible assets, including goodwill, of $789.7. Goodwill is evaluated for impairment annually or more frequently if
            circumstances indicate impairment may have occurred. In assessing its intangible assets, management uses the most current actual and forecasted operating data available, current market based
            assumptions and independent valuation experts. A two step approach is employed. The first step involves estimating the value of reporting units based on the present value of estimated future cash flows. The second step, if necessary, is to measure the value of the impairment loss, if one is determined to exist. Management's most subjective assumptions relate to the estimated/projected sales and operating growth values employed in the forecast.

            The analysis and evaluation of collectibility of accounts
            receivable. The Company sells to large global and regional firms.
            The majority of sales are either made-to-order or products that the
            Company also employs in its own manufacturing process as a raw material. Judgment is required in assessing the realization of receivable balances, including assessment of the creditworthiness of the customers, and in evaluating varying circumstances that may impact the financial stability of a customer. Allowances for loss on collection are established based on currently available relevant facts, and are reevaluated and adjusted as additional information becomes available. The Company's historical experience indicates the allowance recorded has been sufficient to cover any reasonably expected potential loss with respect to its accounts receivable.

            The analysis and evaluation of income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting
            Standard No. 109, ("FAS 109"), Accounting for Income Taxes. Under
            FAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income taxes rates and planning opportunities available in the various tax jurisdictions where the Company operates. Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authority and positions taken by the Company may not be sustained. The
            Company and its affiliates update these accruals in light of changing facts and circumstances.

            The evaluation of potential legal and environmental liabilities, where changing circumstances, rules and regulations require regular reassessment of related practices and anticipated costs.
            The Company is subject to certain legal claims regarding products and other matters, as well as environmental-related matters.
            Significant management judgment is involved in determining when it is probable that a liability has been incurred and the extent to which the liability can be reasonably estimated.

            The Company regularly assesses potential liabilities with respect to all legal claims based on the most recent available
            information, in consultation with outside counsel handling the defense of such matters, and other relevant independent experts.
            To the extent a liability is deemed to have been incurred and can be reasonably estimated, the Company recognizes a corresponding liability; if the estimated liability is a range, the Company recognizes that amount considered most likely, or in the absence of such a determination, the minimum expected liability. To the extent such claims are covered by various insurance policies, the
            Company separately evaluates the likelihood of recovery and accounts for any related insurance receivable. Critical
            management judgments involve determination as to whether a liability has been incurred, the extent of that liability, and any
            potential recovery under the Company's insurance coverage.

            The Company regularly evaluates its potential environmental exposure in terms of total estimated cost and also with respect to the viability of the other potentially responsible parties
            ("PRP's") associated with its exposure. The recorded liabilities are adjusted periodically as remediation efforts progress and additional information becomes available. Critical management assumptions relate to expected total costs to remediate and the financial viability of PRP's to share such costs.

            Determination of the various assumptions employed in the
            valuation of pension and retiree health care expense and
            associated obligations. Amounts recognized in the Consolidated
            Financial Statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 14 of the Notes to the
            Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

            With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was: 5 -
            15% in cash and fixed income investments expected to yield 1.6%; 15
            - 25% employed in corporate and government bonds expected to yield
            1.7 - 2.8%; and 65 - 75% in equity investments with a long-term expected yield of 8.0 - 9.0%. The inflation rate assumed in the model was 2.5%. The plan has achieved a compound rate of return of
            10.2% over the previous 15 years. The expected rate of return for the Non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. Discount rates used to determine future pension obligations of all plans are based on a review of long-term bonds that receive a high rating by a recognized rating agency where the maturity of the bonds reasonably match the demographics of plan participants. The rate of compensation expense for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

            Management establishes the assumptions concerning discount rates and actuarial assumptions based on current market conditions, including asset returns and other factors applicable under the circumstances.
            Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a .25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on the
            Company's pension and other post-employment benefit expense, as applicable, is discussed in Note 14 of the Notes to the Consolidated
            Financial Statements.

            The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. The Company maintains between 40% and
            55% of its inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.

         Management believes that full consideration has been given to all relevant circumstances that the Company may be currently subject to, and the financial statements accurately reflect management's best estimate of the results of operations, financial condition and cash flows of the Company for the years presented. Management has discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of
Directors.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 123 (R) ("FAS
123"), Share-Based Payment was issued in December 2004. The standard is effective for the first reporting period beginning after June 15, 2005. FAS 123, as revised, supersedes APB Opinion No. 25, Accounting for Stock Issued to
Employees. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has three options available for implementation and is evaluating which option it will choose as well as the impact of adopting this standard under each option.

NON-GAAP FINANCIAL MEASURES

         The discussion of the Company's historical results and its commentary regarding expected future results include and, where indicated, exclude the impact of sales and operating results attributable to certain non-core businesses disposed of in 2004 and 2002, the impact of certain restructuring and other charges as well as the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of restructuring and other charges, the impact of sales and operating results attributable to certain non-core businesses disposed of, and the impact of exchange rate fluctuations on operating results and financial condition. The Company believes this additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of the Company's core business. In addition, management considers each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance and expected future performance with respect to its core continuing business.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this Annual Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private
Securities Litigation Reform Act of 1995. Such forward-looking statements which may be identified by such words as "expect," "anticipate," "outlook,"
"guidance," "may," and similar forward-looking terminology, involve significant risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; weather, geopolitical and region specific uncertainties; interest rates; the price and availability of raw materials; the
Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation or other proceedings. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate ("LIBOR") plus an interest markup. In response to changes in market conditions and the value of the swaps and, in 2003, in connection with the Company's debt repurchase, the
Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 million and $56.5 million in 2003 and 2002, respectively, including accrued interest of $3.7 million and $6.5 million, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the
Notes. Prior to December 31, 2003, the Company terminated all swap agreements related to the Notes; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was 3.4% at December 31, 2004. The effective rate on the Notes at December 31, 2003 and 2002 was 3.6% and 3.4%,
respectively.

         In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges.
During 2003, the Company amended the swaps and the counterparty paid the Company
$3.0 million, including accrued interest of $0.5 million. These net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2004.

         The Company has executed a 10-year Yen - U.S. dollar currency swap related to the purchase and sale of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of
Accumulated other comprehensive income.

         The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2004 and 2003, the
Company had outstanding foreign currency forward contracts with notional amounts of $383.2 million and $178.0 million, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate.
The Company had no ineffective foreign currency forward contracts at December
31, 2004 or 2003.

         The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in Accumulated other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in Other Assets or other liabilities as applicable. The foreign exchange gain recorded as a component of Accumulated other comprehensive income that will be reflected in earnings in 2005 was $1.3 million, net of tax, at December 31, 2004; the prior year comparable amount was
$1.4 million. The ineffective portion of the gain or loss on the hedging instruments was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See index to Consolidated Financial Statements on page 37. See Item 6 for supplemental quarterly data on page 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure Controls and Procedures and Changes in
         Internal Control over Financial Reporting.

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

         Management's Report of Management is contained in Part IV of this
Annual Report on Form 10-K and is incorporated herein by reference.

         Management's Report on Internal Control Over Financial Reporting.

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in
Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The
Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring
Organizations of the Treadway Commission ("COSO") in Internal Control -
Integrated Framework.

         Based on this assessment, management determined that, as of December
31, 2004, the Company's internal control over financial reporting was effective.

         PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited management's assessment of the effectiveness of the
Company's internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to directors and nominees of the Company is set forth under the caption "Election of Directors" in the IFF 2005 Proxy
Statement and is incorporated by reference herein. The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" that appears in the IFF 2005 Proxy Statement is also incorporated by reference herein. See
Part I, Item 1 of this Form 10-K for information relating to the Company's
Executive Officers.

         The Company has adopted a Code of Business Conduct and Ethics (the
"Code of Ethics") that applies to the Company's chief executive officer, principal financial officer, principal accounting officer, and to all other
Company directors, officers and employees. The Code of Ethics is available on the Company's website www.iff.com. A waiver from any provision of the Code of
Ethics in favor of a director or Executive Officer may only be granted by the
Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to the Company's chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on the
Company's Internet website: www.iff.com.

         The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption
"Board and Committee Meetings" in the IFF 2005 Proxy Statement and such information is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

         The information relating to executive compensation is set forth under the captions "Summary Compensation Table", "Option/SAR Grants in 2004",
"Aggregated Option Exercises in 2004 and Option/SAR Values at December 31,
2004", "Directors' Compensation", "Employment Contracts and Termination of
Employment and Change-in-Control Arrangements", "Compensation Committee
Interlocks and Insider Participation and Other Related Party Matters",
"Executive Separation Policy" and "Pension Plans" in the IFF 2005 Proxy
Statement and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of management and certain beneficial owners is set forth under the caption "Security Ownership of
Management, Directors and Certain Other Persons" in the IFF 2005 Proxy Statement
and such information is incorporated by reference herein. The information relating to the Company's equity plans is set forth under the caption "Equity
Compensation Plans" in the IFF 2005 Proxy Statement and such information is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information regarding certain relationships and related party transactions is set forth under the caption "Compensation Committee Interlocks and Insider Participation and Other Related Party Matters" in the IFF 2005 Proxy
Statement and such information is incorporated by reference herein.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

         The information regarding the independent registered public accounting firm ("independent accountant") fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the
Company's independent accountant are set forth under the captions "Independent
Registered Public Accounting Firm Fees and Services" and "Audit Committee
Pre-Approval Policies and Procedures" in the IFF 2005 Proxy Statement and such information is incorporated by reference herein.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

       (a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, management's report and independent registered public accounting firm's report are included in this report on Form 10-K:

Report of Management...............................................................................................   38
Report of Independent Registered Public Accounting Firm............................................................   39-40

Notes to Consolidated Financial Statements.........................................................................   45-66

REPORT OF MANAGEMENT

         The accompanying Consolidated Financial Statements of International
Flavors & Fragrances Inc. have been prepared by management in conformity with accounting principles generally accepted in the United States of America and necessarily include amounts that are based on management's best estimates and judgment. The report by PricewaterhouseCoopers LLP, an independent registered public accounting firm, is based on their audits, which were performed in accordance with the standards of the Public Company Accounting Oversight Board
(United States).

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

         The Audit Committee of the Board of Directors is composed entirely of independent directors. The Committee periodically meets separately during the year with management, the internal auditors and the independent registered public accounting firm to discuss the Company's internal accounting controls, auditing and financial reporting matters. The internal auditors and independent registered public accounting firm have unrestricted access to the Audit
Committee.

/s/ Richard A. Goldstein                    /s/ Douglas J. Wetmore
------------------------                    ----------------------
Richard A. Goldstein                        Douglas J. Wetmore
Chairman of the Board and                   Senior Vice President and
Chief Executive Officer                     Chief Financial Officer

         The Company's Chief Executive Officer certification was timely filed with the NYSE as required by NYSE Rule 303A(12). The Company's Chief Executive
Officer and Chief Financial Officer have each filed with the Securities and
Exchange Commission the required certifications regarding the quality of the
Company's public disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances
Inc.:

We have completed an integrated audit of International Flavors & Fragrances
Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of International
Flavors & Fragrances Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the
Company maintained effective internal control over financial reporting as of
December 31, 2004 based on criteria established in Internal Control - Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,
2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting
Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of

unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
March 14, 2005

CONSOLIDATED STATEMENT OF INCOME                                      INTERNATIONAL FLAVORS & FRAGRANCES INC.

                                                                                 YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                       2004             2003             2002
-----------------------------------------------                  ---------------  ----------------  --------------

Net sales                                                         $   2,033,653    $    1,901,520    $  1,809,249
                                                                 ---------------  ----------------  --------------
Cost of goods sold                                                    1,160,235         1,092,456       1,035,835
Research and development expenses                                       175,173           159,286         144,027
Selling and administrative expenses                                     341,306           308,951         305,156
Amortization of intangibles                                              14,830            12,632          12,632
Restructuring and other charges                                          31,830            42,421          11,737
Interest expense                                                         24,002            28,477          37,036
Other (income) expense, net                                               5,275             5,437          (3,591)
                                                                 ---------------  ----------------  --------------
                                                                      1,752,651         1,649,660       1,542,832
                                                                 ---------------  ----------------  --------------
Income before taxes on income                                           281,002           251,860         266,417
Taxes on income                                                          84,931            79,263          90,473
                                                                 ---------------  ----------------  --------------
Net income                                                        $     196,071    $      172,597    $    175,944
                                                                 ===============  ================  ==============

                                                                      2004             2003             2002
                                                                 ---------------  ----------------  --------------

Net income per share - basic                                              $2.08             $1.84           $1.86
Net income per share - diluted                                            $2.05             $1.83           $1.84

                 See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET                                                  INTERNATIONAL FLAVORS & FRAGRANCES INC.

(DOLLARS IN THOUSANDS)                                                                     DECEMBER 31,
----------------------                                                            -----------------------------
ASSETS                                                                                2004            2003
--------------------------------------------------------------------------------  --------------  -------------

CURRENT ASSETS:
Cash and cash equivalents                                                         $      32,596   $     12,081
Short-term investments                                                                      399            474
Receivables:
     Trade                                                                              353,442        336,980
     Allowance for doubtful accounts                                                    (17,663)       (16,212)
     Other                                                                               22,582         18,957
Inventories                                                                             457,204        454,631
Deferred income taxes                                                                    79,267         66,070
Prepaid expenses                                                                         33,543         29,691
                                                                                  --------------  -------------
     Total Current Assets                                                               961,370        902,672
Property, Plant and Equipment, Net                                                      501,334        510,612
Goodwill                                                                                647,566        647,226
Intangible Assets, Net                                                                  142,110        152,187
Other Assets                                                                            110,914         94,195
                                                                                  --------------  -------------
Total Assets                                                                      $   2,363,294   $  2,306,892
                                                                                  ==============  =============

                                                                                          DECEMBER 31,
                                                                                  -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                  2004            2003
--------------------------------------------------------------------------------  --------------  -------------

CURRENT LIABILITIES:
Bank borrowings, overdrafts
   and current portion of long-term debt                                          $      15,957   $     31,371
Commercial paper                                                                              -        162,933
Accounts payable                                                                        103,978        104,028
Accrued payrolls and bonuses                                                             53,452         41,032
Dividends payable                                                                        16,571         14,996
Income taxes                                                                             30,339         27,826
Restructuring and other charges                                                          38,312         18,788
Other current liabilities                                                               140,913        125,071
                                                                                  --------------  -------------
     Total Current Liabilities                                                          399,522        526,045
                                                                                  --------------  -------------
OTHER LIABILITIES:
Long-term debt                                                                          668,969        690,231
Deferred gains                                                                           70,428         73,439
Retirement liabilities                                                                  226,695        210,031
Other liabilities                                                                        87,193         64,515
                                                                                  --------------  -------------
    Total Other Liabilities                                                           1,053,285      1,038,216
                                                                                  --------------  -------------

COMMITMENTS AND CONTINGENCIES (NOTE 17)

SHAREHOLDERS' EQUITY:
Common stock 12 1/2 cent par value; authorized 500,000,000 shares;
      issued 115,761,840 shares                                                          14,470         14,470
Capital in excess of par value                                                           79,498         95,138
Restricted stock                                                                           (870)        (3,952)
Retained earnings                                                                     1,627,386      1,496,104
Accumulated other comprehensive income:
     Cumulative translation adjustment                                                    8,227        (45,188)
     Accumulated losses on derivatives qualifying as hedges (net of tax)                 (5,694)        (3,678)
     Minimum pension liability adjustment (net of tax)                                 (110,705)       (82,815)
                                                                                  --------------  -------------
                                                                                      1,612,312      1,470,079
Treasury stock, at cost - 21,088,993 shares in 2004 and 22,032,132
     shares in 2003                                                                    (701,825)      (727,448)
                                                                                  --------------  -------------
     Total Shareholders' Equity                                                         910,487        742,631
                                                                                  --------------  -------------
Total Liabilities and Shareholders' Equity                                        $   2,363,294   $  2,306,892
                                                                                  ==============  =============

          See Notes to Consolidated Financial Statements

                                                                                 INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                      YEAR EDNDED DECEMBER 31,
                                                                            -----------------------------------------------
(DOLLARS IN THOUSANDS)                                                          2004             2003            2002
-------------------------------------------------------------------------   --------------   -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $     196,071     $   172,597     $    175,944
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                 90,996          86,721           84,458
     Deferred income taxes                                                         (6,464)        (11,565)          (6,381)
     Gain on disposal of assets                                                   (19,774)         (1,614)          (4,076)
     Changes in assets and liabilities:
          Current receivables                                                      (2,953)         35,956           15,452
          Inventories                                                                 363           7,690           17,259
          Current payables                                                         32,009         (32,252)         (27,623)
          Changes in other assets, net                                              7,185          (1,263)         (23,280)
          Changes in other liabilities, net                                        (1,586)         13,326           11,591
                                                                            --------------   -------------   --------------
Net cash provided by operations                                                   295,847         269,596          243,344
                                                                            --------------   -------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in short-term investments                                             132            (128)              81
     Acquisitions and purchase of minority interest                                     -          (6,400)         (11,791)
     Additions to property, plant and equipment                                   (70,607)        (65,955)         (81,815)
     Proceeds from disposal of assets                                              38,997          97,675           64,634
                                                                            --------------   -------------   --------------
Net cash (used in) provided by investing activities                               (31,478)         25,192          (28,891)
                                                                            --------------   -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid to shareholders                                          (63,214)        (58,174)         (56,826)
     Net change in bank borrowings and overdrafts                                 (28,447)         12,551          (14,774)
     Net change in commercial paper outstanding                                  (162,933)        124,954         (166,250)
     Proceeds from long-term debt                                                       -          35,984          282,329
     Repayments of long-term debt                                                    (759)       (386,399)        (251,837)
     Proceeds from issuance of stock under stock option and
          employee stock purchase plans                                            76,452          26,278           29,579
     Purchase of treasury stock                                                   (66,469)        (55,447)         (72,273)
                                                                            --------------   -------------   --------------
Net cash used in financing activities                                            (245,370)       (300,253)        (250,052)
                                                                            --------------   -------------   --------------
Effect of exchange rate changes on cash and cash equivalents                        1,516           2,688            1,936
                                                                            --------------   -------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            20,515          (2,777)         (33,663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     12,081          14,858           48,521
                                                                            --------------   -------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $      32,596     $    12,081     $     14,858
                                                                            ==============   =============   ==============

NON-CASH INVESTING ACTIVITY:
     Asset write-down charges associated with the Company's
               restructuring activities                                     $       6,814     $     2,308     $      3,956

                 See Notes to Consolidated Financial Statements

                                                                                          INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                           ACCUMUL-                                 NOTE      TOTAL
                                       CAPITAL IN                        ATED OTHER       TREASURY STOCK        RECEIVABLE   COMPRE-
                             COMMON    EXCESS OF  RESTRICTED   RETAINED  COMPREHEN-  --------------------------    FROM      HENSIVE
(DOLLARS IN THOUSANDS)        STOCK    PAR VALUE     STOCK     EARNINGS  SIVE INCOME    SHARES         COST      OFFICER     INCOME
----------------------      --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------- ----------

Balance at
  January 1, 2002           $ 14,470  $ 126,170   $  (1,440) $1,263,344  $ (178,536)  (20,996,954) $  (698,851) $    (987)
Net Income                                                      175,944                                                    $175,944
Cumulative
  translation
  adjustment                                                                 18,091                                          18,091
Accumulated gains on
  derivatives qualifying
  as hedges; net of
  tax: ($395)                                                                 2,994                                           2,994
Minimum pension liability
  adjustment; net of tax:
  $25,291                                                                   (55,029)                                        (55,029)
                                                                                                                           ---------
Total comprehensive income                                                                                                 $142,000
                                                                                                                           =========

Cash dividends declared                                         (56,749)
Stock options                           (15,652)                                        1,582,486       51,581
Reacquired shares                                                                      (2,293,200)     (72,273)
Restricted stock award                     (783)     (5,884)                              200,000        6,667
Amortization                                          1,601
                            --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------
Balance at Dec. 31, 2002      14,470    109,735      (5,723)  1,382,539    (212,480)  (21,507,668)    (712,876)     (987)
                            --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------

Net Income                                                      172,597                                                    $172,597
Cumulative translation
  adjustment                                                                 92,987                                          92,987
Accumulated losses on
  derivatives qualifying
  as hedges; net of tax:
  ($368)                                                                     (4,411)                                         (4,411)
Minimum pension liability
  adjustment; net of tax:
  $3,753                                                                     (7,777)                                         (7,777)
                                                                                                                           ---------
Total comprehensive income                                                                                                 $253,396
                                                                                                                           =========

Cash dividends declared                                         (59,032)
Stock options                           (14,597)                                        1,226,836       40,875       987
Reacquired shares                                                                      (1,751,300)     (55,447)
Amortization                                          1,771
                            --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------
Balance at Dec. 31, 2003      14,470     95,138      (3,952)  1,496,104    (131,681)  (22,032,132)    (727,448)        -
                            --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------

Net Income                                                      196,071                                                    $196,071
Cumulative translation
  adjustment                                                                 53,415                                          53,415
Accumulated losses on
  derivatives qualifying as
  hedges; net of tax: $89                                                    (2,016)                                         (2,016)
Minimum pension liability
 adjustment; net of tax:
 $11,297                                                                    (27,890)                                        (27,890)
                                                                                                                           ---------
Total comprehensive income                                                                                                 $219,580
                                                                                                                           =========
Cash dividends declared                                         (64,789)
Stock options                           (15,640)                                        2,745,039       92,092
Reacquired shares                                                                      (1,801,900)     (66,469)
Restricted stock award                                  387
Amortization                                          2,695
                            --------- ----------  ---------- ----------- ----------- ------------- ------------ ---------
Balance at Dec. 31, 2004    $ 14,470  $  79,498   $    (870) $1,627,386  $ (108,172)  (21,088,993) $  (701,825) $       -
                            ========= ==========  ========== =========== =========== ============= ============ =========

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

PRINCIPLES OF CONSOLIDATION The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. All intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly-owned, any related minority interest is included in Other liabilities and applicable (income) expense attributable to the minority interest is included in
Other (income) expense, net.

REVENUE RECOGNITION The Company recognizes revenue when the earnings process is complete. This generally occurs when (i) products are shipped to the customer in accordance with the terms of sale, (ii) title and risk of loss have been transferred and (iii) collectibility is reasonably assured. Accruals are made for sales returns and other allowances based on the Company's historical experience.

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

INVENTORIES Inventories are stated at the lower of cost (on an average basis) or market.

CASH EQUIVALENTS Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 10 to 40 years;
machinery and equipment, 3 to 10 years; information technology hardware and software, 3 to 7 years; and leasehold improvements which are included in buildings and improvements, the estimated life of the improvements or the remaining term of the lease, whichever is shorter.

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

GOODWILL AND OTHER INTANGIBLE ASSETS Identifiable intangible assets include patents, trademarks and other intellectual property valued at acquisition primarily through independent appraisals, and are amortized on a straight-line basis over periods ranging from 7 to 20 years. For purposes of assessing impairment, the fair values for goodwill and indefinite-lived intangibles are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

INCOME TAXES Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from distributions by subsidiary companies to the parent are provided to the extent anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended to be indefinitely invested in such subsidiaries.
The assessment of foreign earnings that are intended to be indefinitely reinvested does not contemplate the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004. No income tax benefit is attributable to the currency translation component of Accumulated other comprehensive income.

RETIREMENT BENEFITS Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from plan improvements are amortized over periods ranging from
10 to 20 years.

FINANCIAL INSTRUMENTS The Company enters into derivative instruments with terms that match the underlying exposure being hedged. The Company's derivative instruments are considered highly effective and the net gain or loss from hedge ineffectiveness is not material. The Company's derivative instruments that qualify for hedge accounting are primarily designated as either fair value hedges or cash flow hedges. For fair value hedges, changes in the value of the derivative as well as the offsetting changes in fair value of the hedged item are recognized in earnings each period. For cash flow hedges, changes in value of the derivative are recorded in Accumulated other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is recognized in earnings.

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

NEW ACCOUNTING STANDARDS Statement of Financial Accounting Standards No. 123(R)
("FAS 123"), Share-Based Payment, was issued in December 2004. The standard is effective for the first reporting period beginning after June 15, 2005. FAS 123, as revised, supersedes Accounting Principles Board ("APB") Opinion No. 25,
Accounting for Stock Issued to Employees. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has three options available for implementation and is evaluating which option it will choose as well as the impact of adopting this standard under each option.

NET INCOME PER SHARE Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

                                                NUMBER OF SHARES
                                    ------------------------------------------
(SHARES IN THOUSANDS)                   2004          2003           2002
----------------------------------  -------------  ------------   ------------
Basic                                     94,143        93,718         94,511
Dilution under stock plans                 1,275           701          1,362
                                    -------------  ------------   ------------
Diluted                                   95,418        94,419         95,873
                                    =============  ============   ============

         Net income used in the computation of net income per share is unaffected by the assumed issuance of stock under the Company's stock plans.

         Options to purchase 761,750, 4,440,455 and 3,505,414 shares were outstanding at December 31, 2004, 2003 and 2002, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years.

STOCK PLANS The Company has stock-based compensation plans which are described more fully in Note 12. The Company applies the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related
Interpretations in accounting for these plans. No compensation expense for employee stock options is reflected in net income, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of the grant. Net income, as reported, includes pre-tax compensation expense related to restricted stock and restricted stock units
("RSU's") of $8.1 million, $1.8 million and $1.6 million for the years ended
December 31, 2004, 2003 and 2002, respectively.

         The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of
FAS No. 123 for the years ended December 31, 2004, 2003 and 2002:

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                                                       2004            2003           2002
--------------------------------------------------------------------------  --------------  -------------- --------------

Net Income, as reported                                                      $    196,071    $    172,597    $   175,944
Deduct:
     Total stock-based employee compensation expense determined under fair value method for all stock option
       awards, net of related tax effects                                          13,954          15,404         16,008
                                                                            --------------  -------------- --------------
     Pro-forma
       net income                                                            $    182,117    $    157,193    $   159,936
                                                                            ==============  ============== ==============
Net income per share:
     Basic -- as reported                                                           $2.08           $1.84          $1.86
     Basic -- pro-forma                                                             $1.93           $1.68          $1.69
     Diluted -- as reported                                                         $2.05           $1.83          $1.84
     Diluted -- pro-forma                                                           $1.91           $1.66          $1.67

         These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         The Company granted RSU's in May 2004 as an element of its equity compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management is both performance and time based, and for the remainder of the eligible employees, vesting is time based; the vesting period is generally three years from date of grant.

RECLASSIFICATIONS   Certain reclassifications have been made to the prior years'
financial statements to conform to 2004 classifications.

NOTE 2.  RESTRUCTURING AND OTHER CHARGES

         In 2004, the Company disposed of its European fruit preparations business. Proceeds from the sale were $40.0 million, including assumption of certain liabilities. In addition, the Company closed its Canadian manufacturing facility and committed to the closure of its manufacturing facility in Dijon,
France; the Dijon facility is scheduled to close in 2005 on completion of transfer of production to other plants. As a result, the Company eliminated 302 positions, and recognized pre-tax charges of $31.8 million, of which $25.8 million related to employee terminations and $6.0 million to location closures and asset write-downs, and other related reorganization actions; the asset-related charges were net of gains of $16.3 million related to the sale of the fruit businesses and Canadian facility.

         During 2003, the Company recorded pre-tax charges of $42.4 million of which $38.0 million related to the elimination of 321 employee positions and
$4.4 million related to location closures and asset write-downs. The $4.4 million asset-related charges primarily relate to updates on costs for previously commenced actions.

         During 2002, the Company recorded pre-tax charges of $11.7 million;
$4.3 million related to the elimination of 148 employee positions and $7.4 million related to location closures and asset write-downs. The $7.4 million asset-related charges includes $4.0 million related to a non-cash asset write-off associated with the disposition of the Company's fruit concentrates business in North America.

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

         Charges by region in each of the three years in the period ended
December 31, 2004 were:

(DOLLARS IN THOUSANDS)                   2004          2003           2002
------------------------------------  ------------  ------------  -------------
North America                          $    7,648    $   20,172    $     5,565
Europe                                     23,485        16,936          5,814
Asia Pacific                                  664         3,576            358
Latin America                                  33         1,296              -
India                                           -           441              -
                                      ------------  ------------  -------------
                                       $   31,830    $   42,421    $    11,737
                                      ============  ============  =============

         Movements in related accruals were:

                                                       EMPLOYEE-       ASSET-RELATED
(DOLLARS IN THOUSANDS)                                  RELATED          AND OTHER          TOTAL
--------------------------------------------------  ---------------   ---------------  --------------

Balance January 1, 2002                              $       6,988     $         745     $     7,733
Additional charges                                           4,340             7,397          11,737
Cash and other costs                                        (7,899)           (7,721)        (15,620)
                                                    ---------------   ---------------  --------------
Balance December 31, 2002                                    3,429               421           3,850
Additional charges                                          37,989             4,432          42,421
Cash and other costs                                       (21,809)           (3,334)        (25,143)
                                                    ---------------   ---------------  --------------
Balance December 31, 2003                                   19,609             1,519          21,128
Additional charges*                                         25,828            22,331          48,159
Cash and other costs                                       (17,219)           (8,942)        (26,161)
                                                    ---------------   ---------------  --------------
Balance December 31, 2004                            $      28,218     $      14,908     $    43,126
                                                    ===============   ===============  ==============

* The asset-related charges above exclude gains of $16.3 million relating to the sale of the fruit businesses and Canadian facility which were offset against restructuring and other charges in determining Restructuring and other charges reported in 2004 of $31.8 million.

         The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related charges are expected to be utilized in 2006 on final decommissioning and disposal of the affected equipment.

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         The Company sold its European fruit preparations businesses during
2004. See Note 2 for a discussion.

         In 2003, the Company acquired 70% of the outstanding shares of
Celessence International Ltd. ("Celessence"), a company engaged in the development and distribution of encapsulation and delivery systems for use in fragrance and other applications, for $6.4 million. The acquisition was accounted for as a purchase business combination. The principal Celessence asset is a process technology patent included in other intangible assets that is being amortized over its estimated remaining useful life. Celessence results, which are not material, are included in the consolidated results of the Company from acquisition date.

         In November 2000, the Company acquired BBA; total consideration paid, including transaction costs, was $970.0 million. At acquisition date, BBA owned approximately 73% of its Indian subsidiary, BBA India Limited ("BBAIL"). During
2002, the Company acquired additional BBAIL shares, raising its ownership to
93%; cost of the acquired shares was $11.8 million.

         The Company sold its North American concentrate business in June 2002 and recorded a restructuring and other charge of $4.3 million related to employee separation and other disposal costs. Sales for the business up to the date of disposition were $9.4 million; operating profit was not significant.

         The Company established accruals relating to the integration of BBA;
associated costs, relating mainly to employee separation and facility closures, were recorded as a component of purchase accounting and did not directly impact current earnings.

         Movements in acquisition accounting accruals were:

                                                   Asset-
                                  Employee-       Related
(DOLLARS IN THOUSANDS)             Related       and Other         Total
-----------------------------   --------------  -------------  --------------
Balance January 1, 2002          $     13,856    $     9,866    $     23,722
Cash and other costs                   (7,850)        (8,797)        (16,647)
                                --------------  -------------  --------------

Balance December 31, 2002               6,006          1,069           7,075
Cash and other costs                   (3,576)        (1,069)         (4,645)
                                --------------  -------------  --------------

Balance December 31, 2003               2,430              -           2,430
Cash and other costs                   (2,430)             -          (2,430)
                                --------------  -------------  --------------

Balance December 31, 2004        $          -    $         -    $          -
                                ==============  =============  ==============

NOTE 4.  INVENTORIES

                                                 December 31,
                                       --------------------------------
(DOLLARS IN THOUSANDS)                      2004             2003
-------------------------------------  ---------------  ---------------
Raw materials                           $     197,782     $    233,313
Work in process                                12,759           15,815
Finished goods                                246,663          205,503
                                       ---------------  ---------------
Total                                   $     457,204     $    454,631
                                       ===============  ===============

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT, NET

                                                                              COST
                                                              -----------------------------------
                                                                           DECEMBER 31,
                                                              -----------------------------------
                        ASSET TYPE                                2004                2003
                                                              --------------    -----------------
(DOLLARS IN THOUSANDS)
----------------------

Land                                                           $     40,914       $       38,370
Buildings and improvements                                          214,328              218,381
Machinery and equipment                                             523,072              521,062
Information technology hardware and software                        185,026              178,086
Construction in progress                                             68,138               54,498
                                                              --------------    -----------------
                          Total                                $  1,031,478       $    1,010,397
                                                              ==============    =================

                                                                   ACCUMULATED DEPRECIATION
                                                              -----------------------------------
                                                                           DECEMBER 31,
                                                              -----------------------------------
                        ASSET TYPE                                2004                2003
                                                              --------------    -----------------
(DOLLARS IN THOUSANDS)
----------------------
Land                                                           $          -       $            -
Buildings and improvements                                           99,103              100,564
Machinery and equipment                                             309,449              292,385
Information technology hardware and software                        121,592              106,836
Construction in progress                                                  -                    -
                                                              --------------    -----------------
                          Total                                $    530,144       $     $499,785
                                                              ==============    =================

                                                                               NET
                                                              -----------------------------------
                                                                           DECEMBER 31,
                                                              -----------------------------------
                        ASSET TYPE                                2004                2003
                                                              --------------    -----------------
(DOLLARS IN THOUSANDS)
----------------------
Land                                                           $     40,914       $       38,370
Buildings and improvements                                          115,225              117,817
Machinery and equipment                                             213,623              228,677
Information technology hardware and software                         63,434               71,250
Construction in progress                                             68,138               54,498
                                                              --------------    -----------------
                          Total                                $    501,334       $      510,612
                                                              ==============    =================

NOTE 6.  INTANGIBLE ASSETS, NET

         During the fourth quarter of 2004, 2003 and 2002, the Company performed its impairment assessments and concluded there was no impairment.

                                                      DECEMBER 31, 2004
                                            -----------------------------------
                                                GROSS
                                               CARRYING         ACCUMULATED
(DOLLARS IN THOUSANDS)                          VALUE           AMORTIZATION
-----------------------------------------   ---------------   -----------------
Other indefinite-lived intangibles          $       19,200    $          1,184
Trademarks and other                               179,452              55,358
                                            ---------------   -----------------
Total                                       $      198,652    $         56,542
                                            ===============   =================

                                                       DECEMBER 31, 2003
                                            -----------------------------------
                                                GROSS
                                               CARRYING         ACCUMULATED
(DOLLARS IN THOUSANDS)                          VALUE           AMORTIZATION
-----------------------------------------   ---------------   -----------------
Other indefinite-lived intangibles          $       19,200    $          1,184
Trademarks and other                               174,699              40,528
                                            ---------------   -----------------
Total                                       $      193,899    $         41,712
                                            ===============   =================

         Goodwill by operating segment is as follows:

(DOLLARS IN THOUSANDS)                     DECEMBER 31, 2003         CHANGES         DECEMBER 31, 2004
-------------------------------------   ------------------------  --------------  -------------------------

North America                           $               211,265    $          -    $               211,265
Europe                                                  252,122             340                    252,462
India                                                    28,502               -                     28,502
Latin America                                            47,859               -                     47,859
Asia Pacific                                            107,478               -                    107,478
                                        ------------------------  --------------  -------------------------
     Total                              $               647,226    $        340    $               647,566
                                        ========================  ==============  =========================

         Amortization expense for the year ended December 31, 2004 was $14.8 million; estimated annual amortization in 2005 and 2006 is $14.8 million, $13.5 million in 2007 and $6.8 million in 2008 and 2009, respectively.

NOTE 7.   OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following amounts:

                                                           December 31,
                                                 ------------------------------
(DOLLARS IN THOUSANDS)                               2004            2003
-----------------------------------------------  --------------  --------------
Commissions and professional fees payable        $      10,877    $      8,122
Rebates and incentives                                  12,053          10,838
Current pension and other retiree accruals              13,072          12,872
Other                                                  104,911          93,239
                                                 --------------  --------------
     Total                                       $     140,913    $    125,071
                                                 ==============  ==============

NOTE 8.  SALE AND LEASEBACK TRANSACTIONS

         In 2003, the Company sold its New York corporate headquarters to an unrelated third party for $91.0 million in cash, concurrently entering into a long-term lease with respect to the space it occupies (approximately 40% of the building). The lease is classified as an operating lease in accordance with SFAS
No. 13 ("FAS 13"), Accounting for Leases. The gain realized on the sale, after transaction costs, of $52.7 million, has been deferred and is being credited to income over the initial 27.5 - year lease term.

         In 2002, the Company entered into agreements for the sale and leaseback of its Hazlet and South Brunswick, New Jersey facilities to an unrelated third party for $48.0 million in cash. Concurrently, the Company entered into a long-term lease with respect to the facilities. The leases are classified as operating leases in accordance with FAS 13. The gain realized on the sale, after transaction costs, of $26.7 million, has been deferred and is being credited to income over the initial 22 - year lease term.

         The Company has cumulative deferred gains on disposition of real estate totaling $73.4 million and $76.4 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, $70.4 million and $73.4 million, respectively, are reflected in the accompanying balance sheet under the caption
Deferred gains, with the remaining amounts included as a component of Other current liabilities.

NOTE 9.  BORROWINGS

         Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)                                          RATE         MATURITIES         2004            2003
----------------------------------------------------------  -------------  --------------- ---------------  -------------

Commercial paper (U.S.)                                                                      $          -    $   162,933
Bank borrowings and overdrafts                                                                      3,651         30,610
Current portion of long-term debt                                                                  12,306            761
                                                                                           ---------------  -------------
Total current debt                                                                                 15,957        194,304
                                                                                           ---------------  -------------
U.S. dollars                                                       6.45%             2006         498,938        498,675
Japanese Yen notes                                                 2.45%          2008-11         146,126        141,516
Japanese Yen notes                                                 1.74%             2005               -         11,172
Other                                                                                2006             102            861
                                                                                           ---------------  -------------
                                                                                                  645,166        652,224
Deferred realized gains on interest rate swaps                                                     24,104         39,685
FAS 133 adjustment                                                                                   (301)        (1,678)
                                                                                           ---------------  -------------
Total long-term debt                                                                              668,969        690,231
                                                                                           ---------------  -------------
Total debt                                                                                   $    684,926    $   884,535
                                                                                           ===============  =============

         Commercial paper issued by the Company generally has terms of 30 days or less, and in no circumstances in 2003 or 2004 did the maturities extend beyond 63 days from date of issuance. At December 31, 2004, the Company had no commercial paper outstanding; at December 31, 2003 commercial paper outstanding had an effective interest rate of 1.2%.

         Bank borrowings and overdrafts are primarily comprised of borrowings under various bank overdraft facilities where balances fluctuate daily based on the Company's net cash position.

         In 2002, the Company entered into a five-year Euro 350.0 million
(approximately $475.0 million at December 31, 2004), multi-currency revolving credit facility. The Company employs this facility as a European-wide working capital facility. At December 31, 2004 and 2003, the Company had no borrowings under this facility.

         Short-term bank loans primarily in the form of overdrafts, in addition to the five-year Euro facility, were outstanding in several foreign countries and averaged $22.2 million in 2004, compared with $22.7 million in 2003. The highest levels were $33.8 million in 2004, $37.4 million in 2003 and $52.2 million in 2002, respectively. The 2004 weighted average interest rate of these foreign bank loans, based on balances outstanding at the end of each month, was
3.2% and the average rate on loans outstanding at December 31, 2004 was 4.7%.
These rates compare with 4.1% and 3.7%, respectively, in 2003 and 5.0% and 3.9%, respectively, in 2002.

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

         Annual maturities on long-term debt outstanding at December 31, 2004 are as follows: 2005, $12.3 million; 2006, $499.4 million; 2007, $0; 2008,
$128.6 million; 2009, $0; and thereafter, $17.5 million. At December 31, 2004, the estimated fair value of the $499.3 million 6.45% Notes, including deferred gains on interest rate swaps, was $520.9 million. The estimated fair value of the remaining long-term debt at December 31, 2004 and 2003, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

         The Company has various interest rate swaps, the market value of which is included in the caption FAS 133 adjustment. Interest rate swaps that have been monetized and will be amortized over the life of the debt are reported as
Deferred realized gains on interest rate swaps.

         Cash payments for interest were $36.7 million in 2004, $44.6 million in
2003 and $61.6 million in 2002; such cash payments exclude the benefit of cash payments the Company received under its various interest rate swap agreements of
$11.6 million and $56.5 million in 2003 and 2002, respectively. There were no new agreements in 2004.

         At December 31, 2004 and 2003, the Company and its subsidiaries had unused lines of credit approximating $590.0 million and $532.0 million, respectively, in addition to the facility serving as backstop to the Company's commercial paper program.

         The Company is required to maintain a prescribed debt to EBITDA
(Earnings Before Interest, Taxes, Depreciation and Amortization) ratio of 3.25 to 1. In the event the Company fails to maintain this ratio, the lenders could terminate the borrowing facilities and demand immediate repayment. The Company has complied with this covenant at all times.

NOTE 10. INCOME TAXES

         The following tables show the components of consolidated income before taxes, and current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

(DOLLARS IN THOUSANDS)                          2004            2003            2002
------------------------------------------  --------------  --------------  -------------

U.S. loss before taxes                      $     (42,388)  $     (53,200)  $     (8,918)
Foreign income before taxes                       323,390         305,060        275,335
                                            --------------  --------------  -------------
Total income before taxes                   $     281,002   $     251,860   $    266,417
                                            ==============  ==============  =============

(DOLLARS IN THOUSANDS)                          2004            2003            2002
------------------------------------------  --------------  --------------  --------------

Current
     Federal                                $       6,033   $       4,762   $      18,452
     State and local                               (1,288)            902           1,884
     Foreign                                       86,650          85,164          76,518
                                            --------------  --------------  --------------
                                                   91,395          90,828          96,854
                                            --------------  --------------  --------------
Deferred
     Federal                                       (1,568)        (18,497)        (19,496)
     State and local                                  293          (2,660)         (2,591)
     Foreign                                       (5,189)          9,592          15,706
                                            --------------  --------------  --------------
                                                   (6,464)        (11,565)         (6,381)
                                            --------------  --------------  --------------
Total income taxes                          $      84,931   $      79,263   $      90,473
                                            ==============  ==============  ==============

         At December 31, 2004 and 2003, gross deferred tax assets were $165.6 million and $154.1 million, respectively; gross deferred tax liabilities were
$72.2 million and $77.7 million, respectively. No valuation allowance was required for deferred tax assets. At December 31, 2004 and 2003, non-current deferred tax assets of $14.1 million and $10.3 million, respectively, were included in Other Assets. The principal components of deferred tax assets
(liabilities) were:

(DOLLARS IN THOUSANDS)                             2004          2003
---------------------------------------------  -------------  ------------
Employee and retiree benefits                   $    83,900    $   67,700
Inventory                                             6,500         5,400
Tax credit carryforwards                             14,400        18,700
Property, plant and equipment                         9,100        10,900
Trademarks and other                                (32,300)      (37,600)
Interest                                              5,500        10,000
Foreign earnings                                    (25,300)      (25,100)
Other, net                                           31,600        26,400
                                               -------------  ------------
                                                $    93,400    $   76,400
                                               =============  ============

         Of the tax credit carryforwards, $1.6 million will expire, if unused, beginning in 2013; the remaining $12.8 million can be carried forward indefinitely.

         A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

                                                                                     2004       2003        2002
                                                                                  --------------------------------

Statutory tax rate                                                                   35.0%      35.0%       35.0%
Difference in effective tax rate on foreign earnings and remittances                  (2.6)      (1.4)        0.1
State and local taxes                                                                 (0.2)      (0.5)       (0.2)
Other, net                                                                            (2.0)      (1.6)       (0.9)
                                                                                  ---------  ---------   ---------
Effective tax rate                                                                   30.2%      31.5%       34.0%
                                                                                  =========  =========   =========

         Income taxes paid were $75.4 million in 2004, $96.9 million in 2003 and
$100.3 million in 2002.

         Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided totaled $647.1 million and $635.4 million at December
31, 2004 and 2003, respectively. The portion of these foreign earnings which the
Company intends to indefinitely reinvest in its foreign operations totaled
$228.1 million and $117.3 million at December 31, 2004 and 2003, respectively.
No federal income or foreign withholding tax has been provided on these indefinitely reinvested foreign earnings. The assessment of foreign earnings that are intended to be indefinitely reinvested does not contemplate the potential impact of the repatriation provisions of the American Jobs Creation
Act of 2004 (the "Act"). Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

         The Act, enacted on October 22, 2004, provides for a special one-time tax deduction of 85% of dividends received on eligible repatriated foreign earnings. The deduction would result in an approximate 5.25% federal tax rate on these earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the
Company's Chief Executive Officer and approved by the Company's Board of
Directors; certain other criteria in the Act must also be satisfied. The Company is evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act during the year ending December 31, 2005, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is $250 to $500 million. This repatriation may include amounts currently deemed indefinitely reinvested and amounts for which deferred taxes have been provided. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining any amounts it will repatriate.

The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the second half of 2005.

NOTE 11. SHAREHOLDERS' EQUITY

         In January 2001, the Company awarded approximately 190,000 RSU's to eligible employees in exchange for surrender of their "under-water" stock options. The Units vested, in four equal installments, upon the Company's common stock attaining successively higher market price targets beginning at $22.50 per share, and earned dividend equivalents as and when cash dividends were paid.
Compensation expense was recognized over the vesting period. The first two market price targets were achieved and compensation expense of $1.7 million was recognized prior to 2002. In 2002, the third price target of $31.50 was achieved and the Company recognized compensation expense of $0.8 million. In 2004, the final price target of $36.00 was achieved and compensation expense of $0.4 million was recognized.

         On August 1, 2002, the Company's Board of Directors granted an award of
200,000 restricted shares of the Company's common stock. Entitlement to all or a portion of the award is subject to the Company achieving certain levels of total shareholder return compared to those of a specified group of companies, over the three-, four- and five-year periods commencing August 1, 2002. Compensation expense relating to the award is recognized over the restriction period.

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

         Dividends paid per share were $0.67, $0.62 and $0.60 in 2004, 2003 and
2002, respectively.

         The Accumulated other comprehensive income balance includes Cumulative translation adjustments of $8.2 million and ($45.2) million, Accumulated
(losses) gains on derivatives qualifying as hedges of ($5.7) million and ($3.7)
million, and Minimum pension liability of ($110.7) million and ($82.8) million, at December 31, 2004 and 2003, respectively. Amounts are shown net of tax, where appropriate.

NOTE 12. STOCK PLANS

         The Company has various equity plans under which the Company's officers, directors and key employees may be granted options to purchase the
Company's common stock at 100% of the market price on the day the option is granted or may receive other forms of equity-based awards. Prior to 2004, stock option plans were the primary form of equity compensation. During 2004, the
Company granted RSU's as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees.

Vesting of the RSU's for the Company's senior management is performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period will primarily be three years from date of grant, however vesting can be adjusted within certain parameters.

         Options granted prior to May 2001 generally become exercisable no earlier than two years after the date of grant and expire 10 years after the date of grant, except for options granted to two senior executives in 2000 and certain other options granted to foreign employees, which may be exercised immediately. Options granted in November 2000, generally became exercisable in four equal installments as corresponding market price targets for the Company's common stock of $22.50, $27.00, $31.50 and $36.00 were attained, and expire seven years after the date of grant or sooner if certain price levels (which differ among individuals) are achieved. The November 2000 options have vested as the prescribed price targets have been met.

         Options granted after May 1, 2001 generally become exercisable no earlier than one year from the date of grant and expire 10 years after grant date, except for options granted to certain foreign employees, which may be exercised immediately.

         During 2004, options were granted at exercise prices ranging from
$34.75 to $35.00 per share. At December 31, 2004, the price range for shares under option was $17.94 to $49.88; options for 4,995,161 shares were exercisable at that date.

         The Company has a Global Employee Stock Purchase Plan ("GESPP") that was established in January 2001. Eligible employees may purchase a limited number of shares of the Company's common stock at a discount of 15% of the market value on the grant date. The purchase date is one year after grant.
Shares purchased under the GESPP in 2004, 2003 and 2002 were 156,256, 188,862, and 206,541, respectively.

         Stock plan transactions were:

                                                       SHARES OF COMMON STOCK               WEIGHTED
                                                 ------------------------------------       AVERAGE
                                                    AVAILABLE            UNDER              EXERCISE             OPTIONS
                                                    FOR GRANT            OPTION               PRICE            EXERCISABLE
--------------------------------------------------------------------------------------------------------------------------

     Balance at January 1, 2002                        6,711,581           8,361,369         $28.37             3,465,760
Granted                                               (2,899,950)          2,899,950          32.19
Exercised                                                      -          (1,356,964)         18.42
Terminated                                               154,947            (154,947)         31.40
Lapsed                                                (1,735,856)            (87,500)         34.57
Reserved for Units                                       (50,710)                  -              -
Increase under existing plans                          4,500,000                   -              -
Restricted Stock Award                                  (200,000)                  -              -
                                                 -------------------------------------------------------------------------
     Balance at December 31, 2002                      6,480,012           9,661,908          30.66             4,292,202
Granted                                               (2,668,600)          2,668,600          30.08
Exercised                                                      -          (1,034,528)         20.81
Terminated                                               754,658            (754,658)         33.38
Lapsed                                                  (107,883)           (117,750)         36.31
Reserved for Units                                       (37,229)                  -              -
                                                 -------------------------------------------------------------------------
     Balance at December 31, 2003                      4,420,958          10,423,572          31.18             5,146,449
Granted                                                 (212,000)            212,000          34.87
Exercised                                                      -          (2,565,747)         26.88
Terminated                                               570,398            (570,398)         35.66
Lapsed                                                   (91,749)            (80,334)         36.00
Reserved for Units                                         9,682                   -              -
Restricted Stock Units Awarded                          (508,660)                  -          36.09
                                                 -------------------------------------------------------------------------
     Balance at December 31, 2004                      4,188,629           7,419,093         $32.26             4,995,161
                                                 =========================================================================

         The weighted average exercise prices of the Company's options exercisable at December 31, 2004, 2003 and 2002 were $32.82, $33.02 and $31.84, respectively.

         The following table summarizes information concerning currently outstanding and exercisable options:

RANGE OF EXERCISE PRICES                                      $15-$25           $25-$30            $30-$35            $35-$50
------------------------                                   --------------   ----------------   -----------------   --------------

Number outstanding                                               208,197          3,012,996           3,360,400          837,500
Weighted average remaining contractual life, in years                5.9                7.6                 6.8              3.5
Weighed average exercise price                                    $18.21             $28.94              $33.15           $44.12
                                                           --------------   ----------------   -----------------   --------------
Number exercisable                                               194,863          1,668,850           2,389,948          741,500
Weighed average exercise price                                    $18.05             $28.27              $33.33           $45.30

         Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2004, 2003 and 2002 were $9.42, $7.84 and
$10.07, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions.
In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Principal assumptions used in applying the Black-Scholes model were:

                                        2004        2003        2002
                                      ---------   ---------   ----------
Risk-free interest rate                  4.0%        2.6%         4.5%
Expected life, in years                     5           5            5
Expected volatility                     29.6%       31.7%        33.7%
Expected dividend yield                  1.9%        2.0%         1.8%

         The Board of Directors authorized two share repurchase programs of
$100.0 million in October 2002 and July 2004. The Company completed the 2002 program during 2004. At December 31, 2004, the Company had authorization for
$75.5 million remaining under the July 2004 plan. The repurchased shares are used in connection with the above equity compensation programs and for other general corporate purposes.

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

         The Company evaluates the performance of its geographic regions based on segment profit which is income before taxes on income, excluding interest expense, other income and expense and the effects of restructuring and other charges and accounting changes. The Company is divided into five geographic regions for management purposes: North America, Europe, India, Latin America and
Asia Pacific. The global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resource and other administrative expenses that are not allocable to an individual geographic region. Transfers between geographic areas are accounted for at prices that approximate arm's-length market prices. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

         The Company's reportable segment information follows:

2004                                 NORTH                               LATIN         ASIA       GLOBAL      ELIMIN-     CONSOLID-
(DOLLARS IN THOUSANDS)              AMERICA     EUROPE       INDIA      AMERICA      PACIFIC     EXPENSES      ATIONS       ATED
----------------------            --------------------------------------------------------------------------------------------------

Sales to unaffiliated customers     $635,887   $  812,588    $ 50,537    $219,126    $315,515              $       -    $2,033,653
Transfers between areas               79,389      189,514       1,431         846      31,081               (302,261)           -
                                  --------------------------------------------------------------------------------------------------
Total sales                         $715,276   $1,002,102    $ 51,968    $219,972    $346,596              $(302,261)   $2,033,653
                                  ==================================================================================================

Segment profit                      $ 73,984   $  230,878    $ 11,315    $ 27,242    $ 55,273   $(54,261)  $  (2,322)   $  342,109

Restructuring and other charges       (7,648)     (23,485)          -         (33)       (664)                             (31,830)
                                  --------------------------------------------------------------------------------------------------

Operating profit                    $ 66,336   $  207,393    $ 11,315    $ 27,209    $ 54,609   $(54,261)  $  (2,322)   $  310,279
                                  =====================================================================================
Interest expense                                                                                                           (24,002)

Other income (expense), net                                                                                                 (5,275)
                                                                                                                        ------------
Income before taxes on income                                                                                           $  281,002
                                                                                                                        ============
Segment assets                      $841,076   $  880,987    $ 72,634    $185,115    $446,364   $ 65,734   $(128,616)   $2,363,294
                                  ==================================================================================================

2003                                NORTH                                LATIN       ASIA      GLOBAL       ELIMIN-       CONSOLID-
(DOLLARS IN THOUSANDS)             AMERICA       EUROPE     INDIA       AMERICA    PACIFIC    EXPENSES      ATIONS           ATED
----------------------           ---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers    $583,224   $ 782,680    $ 42,209     $208,714   $284,693              $       -     $1,901,520
Transfers between areas              77,471     155,305         939          683     22,512               (256,910)             -
                                 ---------------------------------------------------------------------------------------------------
Total sales                        $660,695   $ 937,985    $ 43,148     $209,397   $307,205              $(256,910)    $1,901,520
                                 ===================================================================================================

Segment profit                     $ 67,758   $ 209,073    $ 10,728     $ 32,907   $ 50,326   $(42,107)  $    (490)    $  328,195

Restructuring and other charges     (20,172)    (16,936)       (441)      (1,296)    (3,576)                              (42,421)
                                 ---------------------------------------------------------------------------------------------------

Operating profit                   $ 47,586   $ 192,137    $ 10,287     $ 31,611   $ 46,750   $(42,107)  $    (490)    $  285,774
                                 ======================================================================================
Interest expense                                                                                                          (28,477)

Other income (expense), net                                                                                                (5,437)
                                                                                                                       -------------
Income before taxes on income                                                                                          $  251,860
                                                                                                                       =============
Segment assets                     $785,619   $ 978,020    $ 59,512     $156,809   $385,515   $ 43,362   $(101,945)    $2,306,892
                                 ===================================================================================================

2002                                NORTH                               LATIN        ASIA      GLOBAL      ELIMIN-      CONSOLID-
(DOLLARS IN THOUSANDS)             AMERICA       EUROPE     INDIA      AMERICA     PACIFIC    EXPENSES     ATIONS          ATED
----------------------           ---------------------------------------------------------------------------------------------------
Sales to unaffiliated customers    $592,974   $ 695,384    $ 37,626    $216,938    $266,327              $       -    $1,809,249
Transfers between areas              86,089     127,830       1,766       1,022      17,126               (233,833)            -
                                 ---------------------------------------------------------------------------------------------------
Total sales                        $679,063   $ 823,214    $ 39,392    $217,960    $283,453              $(233,833)   $1,809,249
                                 ===================================================================================================

Segment profit                     $ 81,888   $ 161,720    $  9,311    $ 48,596    $ 52,619   $(43,518)  $     983    $  311,599

Restructuring and other charges      (5,565)     (5,814)          -           -        (358)                             (11,737)
                                 ---------------------------------------------------------------------------------------------------

Operating profit                   $ 76,323   $ 155,906    $  9,311    $ 48,596    $ 52,261   $(43,518)  $     983    $  299,862
                                 =====================================================================================
Interest expense                                                                                                         (37,036)

Other income (expense), net                                                                                                3,591
                                                                                                                      --------------
Income before taxes on income                                                                                         $  266,417
                                                                                                                      ==============
Segment assets                     $789,642     $883,050   $ 55,088    $159,425    $357,908   $ 54,846   $ (67,265)   $2,232,694
                                 ===================================================================================================

                                                   CAPITAL EXPENDITURES                 DEPRECIATION AND AMORTIZATION
                                         ----------------------------------------  -----------------------------------------
(DOLLARS IN THOUSANDS)                      2004          2003          2002           2004          2003          2002
----------------------                   ------------  ------------  ------------  -------------  ------------  ------------

North America                               $ 20,733      $ 21,153      $ 23,129       $ 41,429      $ 43,063      $ 41,852
Europe                                        24,800        21,565        29,688         32,102        29,909        26,418
India                                          1,217         2,318           555          1,088           938           962
Latin America                                  3,231         4,919         3,206          3,743         3,368         3,768
Asia Pacific                                  15,132        11,322         8,445         10,084         7,112         6,842
Unallocated assets                             5,494         4,678        16,792          2,550         2,331         4,616
                                         ------------  ------------  ------------  -------------  ------------  ------------
Consolidated                                $ 70,607      $ 65,955      $ 81,815       $ 90,996      $ 86,721      $ 84,458
                                         ============  ============  ============  =============  ============  ============

         Sales of fragrance products were $1,123.1 million, $1,035.0 million and
$1,000.2 million in 2004, 2003 and 2002, respectively. Sales of flavor products were $910.6 million, $866.5 million and $809.0 million in 2004, 2003 and 2002, respectively. Sales in the United States, based on the final country of destination of the Company's products, were $564.5 million, $520.3 million and
$544.3 million in 2004, 2003 and 2002, respectively. No other country of destination exceeded 8% of consolidated sales. No customer accounted for 10% or more of sales in 2004, 2003 or 2002. Total long-lived assets consists of net property, plant and equipment and net intangible assets and amounted to $1,289.0 million, $1,310.0 million and $1,314.6 million at December 31, 2004, 2003 and
2002, respectively; of the respective totals, $965.6 million, $998.4 million and
$1,029.6 million were located in the United States. No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

         Net foreign exchange losses of $2.9 million in 2004 and gains of $1.6 million and $2.3 million in 2003 and 2002, respectively, are included in Other
(income) expense, net.

NOTE 14. RETIREMENT BENEFITS

         The Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees. Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; however, such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by balance sheet accruals. Contributions to defined contribution plans are mainly determined as a percentage of salary.
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

         The plan assets and benefit obligations of a majority of the Company's pension plans are measured at December 31 of each year.

         Pension expense included the following components:

                                                            U.S. PLANS                                   NON-U.S. PLANS
                                          --------------------------------------------  --------------------------------------------
(DOLLARS IN THOUSANDS)                        2004            2003           2002           2004            2003           2002
----------------------                    --------------  -------------  -------------  --------------  -------------  -------------

Service cost for benefits earned             $  8,650       $  8,466        $ 7,874        $  9,085       $  8,226        $  7,327
Interest cost on projected benefit
     obligation                                20,225         19,771         19,091          26,313         23,564          21,339
Expected return on plan assets                (20,828)       (21,875)       (23,506)        (28,314)       (24,418)        (23,455)
Net amortization and deferrals                  2,160            709           (306)          6,792          5,983           2,923
Settlement and curtailment                          -              -              -          (3,168)          (140)              -
Special termination benefits                      230          1,300              -              91          1,223               -
                                          --------------  -------------  -------------  --------------  -------------  -------------
Defined benefit plans                          10,437          8,371          3,153          10,799         14,438           8,134
Defined contribution and other
     retirement plans                           2,709          2,533          3,121           3,610          3,217           3,227
                                          --------------  -------------  -------------  --------------  -------------  -------------
Total pension expense                        $ 13,146       $ 10,904        $ 6,274        $ 14,409       $ 17,655        $ 11,361
                                          ==============  =============  =============  ==============  =============  =============

Weighted-average actuarial assumptions
   used to determine pension data:
Discount rate                                    6.25%          6.75%          6.75%           5.25%          5.48%           5.48%
Expected return on plan assets                   8.25%          8.50%          9.00%           6.82%          7.37%           7.53%
Rate of compensation increase                    3.75%          4.00%          4.00%           2.52%          2.80%           2.80%

         The expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was approximately 5 - 15% employed in cash and fixed income investments expected to yield 1.6%; 15 - 25% employed in corporate and government bonds expected to yield 1.7 - 2.8%; and 65 - 75% in equity investments with a long-term expected yield of 8.0 - 9.0%. The inflation rate assumed in the model was 2.5%. The plan has employed a similar asset allocation strategy for the prior 15 years and has achieved a compound annual return of 10.2% during this period. Discount rates used in determining future pension obligations of individual plans are based on a review of long-term bonds that receive a high rating by a recognized rating agency. The rate of compensation increase is based on plan experience.

         The Company's pension plan asset allocation for U.S. plans at December
31, 2004 and 2003, and target allocation for 2005 is:

                                                                            PERCENTAGE OF PLAN ASSETS
                                                            TARGET      --------------------------------
                                                          ALLOCATION       DECEMBER         DECEMBER
ASSET CATEGORY                                               2005          31, 2004         31, 2003
-------------------------------------------------------  -------------- ---------------  ---------------

Equity investments                                            65 - 75%             73%              78%
Corporate and government bonds                                15 - 25%             14%              11%
Other cash and short-term investments                          5 - 15%             13%              11%
                                                                        ---------------  ---------------
Total                                                                             100%             100%
                                                                        ===============  ===============

         Equity investments include the Company's common stock in the amounts of
$22.2 million (8.0% of total plan assets) and $18.1 million (7.2% of total plan assets) at December 31, 2004 and 2003, respectively.

         In 2004, the percentage of assets held in equities decreased solely from market performance relative to fixed income investments. There has been no change in the Company's long-term target allocation.

         The Company's pension plan asset allocation for Non-U.S. plans at
December 31, 2004 and target allocation for 2005 is:

                                                             PERCENTAGE OF
                                                              PLAN ASSETS
                                               TARGET      -------------------
                                             ALLOCATION         DECEMBER
ASSET CATEGORY                                  2005            31, 2004
------------------------------------------  -------------- -------------------
Equity investments                               30 - 40%                 37%
Corporate and government bonds                   40 - 50%                 43%
Other cash and short-term investments            10 - 20%                 20%
                                                           -------------------
Total                                                                    100%
                                                           ===================

         Total Non-U.S. plan assets consist of a blend of various asset mixes defined by each plan's liability profile and country or statutory requirements.
Each plan maintains its investment policy appropriate to meet its benefit obligations.

         Expense recognized for postretirement benefits other than pensions included the following components:

(DOLLARS IN THOUSANDS)                          2004            2003              2002
------------------------------------------  -------------- ----------------  ----------------

Service cost for benefits earned             $ 2,141          $ 2,751           $ 2,034
Interest on benefit obligation                 4,524            6,220             5,545
Net amortization and deferrals                  (791)           1,044               532
                                            -------------- ----------------  ----------------
Total postretirement benefit expense         $ 5,874         $ 10,015           $ 8,111
                                            ============== ================  ================

         The following  weighted average  assumptions were used to determine the
Company's postretirement benefit expense for the years ended December 31:

                                                                           2004            2003              2002
                                                                       -------------  ----------------  ----------------

Discount rate                                                             6.25%             6.75%             7.25%
Current medical cost trend rate                                           9.00%            10.00%            10.00%
Ultimate medical cost trend rate                                          4.75%             5.00%             5.00%
Medical cost trend rate decreases to ultimate rate in year                 2010              2009              2007

         Changes in pension and postretirement benefit obligations were:

                                                  U.S. PENSION PLANS           NON-U.S. PENSION PLANS     POSTRETIREMENT BENEFITS
                                         ------------------------------- -------------------------------  ------------------------
(DOLLARS IN THOUSANDS)                        2004             2003           2004              2003          2004          2003
----------------------                   ---------------  -------------- ----------------  -------------  -------------  ---------

Benefit obligation at beginning of year    $ 322,798         $ 287,777      $ 513,943        $ 414,777      $ 84,995     $ 92,283
Service cost for benefits earned               8,650             8,466          9,085            8,226         2,141        2,751
Interest cost on projected
     benefit obligation                       20,225            19,771         26,313           23,564         4,524        6,220
Actuarial loss                                 6,535            22,196         53,363           21,764         9,221       12,545
Plan amendments                                3,857                 -            807                -             -      (24,539)
Plan participants' contributions                   -                 -          1,235            1,105           608          220
Benefits paid                                (17,234)          (16,712)       (20,804)         (20,110)       (5,588)      (4,485)
Medicare Rx subsidy                                -                 -              -                -       (12,438)           -
Divestitures                                       -                 -         (3,060)               -             -            -
Settlements                                        -                 -         (3,277)               -             -            -
Curtailments                                       -                 -         (1,459)          (1,776)            -            -
Special termination benefits                     230             1,300             91            1,223             -            -
Translation adjustments                            -                 -         43,491           65,170             -            -
                                         ---------------  -------------- ----------------  -------------  -------------  ---------
Benefit obligation at end of year          $ 345,061         $ 322,798      $ 619,728        $ 513,943      $ 83,463     $ 84,995
                                         ===============  ============== ================  =============  =============  =========

         The following weighted average assumptions were used to determine the
Company's pension benefit obligations under the plans at December 31:

                                                                 U.S. PLANS                     NON-U.S.PLANS
                                                         ----------------------------  ----------------------------
                                                             2004           2003           2004           2003
                                                         -------------  -------------  -------------  -------------

Discount rate                                                   6.00%          6.25%          5.03%          5.25%
Rate of compensation increase                                   3.75%          3.75%          2.41%          2.52%

         The following weighted average assumptions were used to determine the
Company's postretirement benefit obligations at December 31:

                                                                         2004             2003
                                                                      -------------    ----------

Discount rate                                                            6.00%           6.25%
Current medical cost trend rate                                          9.00%           9.00%
Ultimate medical cost trend rate                                         4.75%           4.75%
Medical cost trend rate decreases to ultimate rate in year                2011            2010

         Changes in pension plan assets were:

                                                                      U.S. Plans                    Non-U.S. Plans
                                                         ---------------------------------  --------------------------------
(DOLLARS IN THOUSANDS)                                        2004             2003              2004             2003
----------------------                                   ---------------  ----------------  ---------------  ---------------

Fair value of plan assets at beginning of year              $ 250,094         $ 219,956        $ 411,198        $ 314,165
Actual return on plan assets                                   25,308            36,836           37,383           37,850
Employer contributions                                         20,478            10,014           33,017           24,697
Participants contributions                                          -                 -            1,235            1,105
Divestitures                                                        -                 -             (360)               -
Settlements                                                         -                 -           (3,277)               -
Benefits paid                                                 (17,234)          (16,712)         (20,804)         (20,110)
Translation adjustments                                             -                 -           34,993           53,491
                                                         ---------------  ----------------  ---------------  ---------------
Fair value of plan assets at end of year                    $ 278,646         $ 250,094        $ 493,385        $ 411,198
                                                         ===============  ================  ===============  ===============

         The funded status of pension and postretirement plans at December 31 was:

                                                  U.S. PENSION PLANS           NON-U.S. PENSION PLANS     POSTRETIREMENT BENEFITS
                                         ------------------------------- -------------------------------  ------------------------
(DOLLARS IN THOUSANDS)                        2004             2003           2004              2003          2004          2003
----------------------                   ---------------  -------------- ----------------  -------------  -------------  ---------

Plan asset (less than) projected
     benefit obligation                   $ (66,415)       $ (72,704)       $ (126,343)    $ (102,745)    $ (83,463)     $ (84,995)
Post measurement date contributions               -                -               128              -             -              -
Remaining balance of unrecognized
     net (asset) liability
     established at adoption of FAS 87            -                -               195            363             -              -

Unrecognized prior service cost
     (benefit)                               11,113            8,002             4,276          3,776       (23,389)       (25,584)
Unrecognized net loss                        57,204           56,563           197,907        147,193        35,475         40,096
                                         -------------- --------------   ----------------  -------------  -------------   ---------
Net asset (liability)                     $   1,902        $  (8,139)       $   76,163     $   48,587     $ (71,377)     $ (70,483)
                                         =============  ===============  ================  ============== ==============  =========

         Pension assets and liabilities included in the Consolidated Balance
Sheet at December 31 were:

                                                        U.S. PLANS                    NON-U.S. PLANS
                                                 ----------------------------  -----------------------------
(DOLLARS IN THOUSANDS)                               2004           2003           2004           2003
----------------------                           -------------  -------------  -------------- --------------

Prepaid benefit cost                                 $      -      $       -      $ 55,989       $ 45,052
Accrued benefit liability                             (45,427)       (50,223)     (106,255)       (84,708)
Accumulated other comprehensive income                 34,987         34,082       124,726         86,440
Intangible asset                                       12,342          8,002         1,703          1,803
                                                 -------------  -------------  -------------- --------------
Net amount recognized                                $  1,902      $  (8,139)     $ 76,163       $ 48,587
                                                 =============  =============  ============== ==============

         At December 31, 2004, of the net amount recognized above, $47.0 million of the Non-U.S. prepaid benefit cost is included in Other Assets with the remaining amount included in Prepaid expenses on the Consolidated Balance Sheet.

         At the end of 2004 and 2003, the projected benefit obligation ("PBO"), accumulated benefit obligation ("ABO"), and fair value of plan assets for the
U.S. pension plans and pension plans outside the U.S., where the accumulated benefit obligation exceeds the assets, were:

                                                       U.S. PLANS                           NON-U.S.PLANS
                                           ---------------------------------  --------------------------------
(DOLLARS IN THOUSANDS)                          2004             2003              2004             2003
----------------------                     ---------------  ----------------  ---------------  ---------------

Projected benefit obligation                $ 345,061         $ 322,798        $ 407,713        $ 341,144
Accumulated benefit obligation                324,073           300,317          391,662          322,230
Fair value of plan assets                     278,646           250,094          285,290          238,046

         The effect of a .25% decrease in the discount rate on the U.S. pension plan would be to increase the pension expense in the subsequent year by approximately $0.8 million. The same change in the discount rate would result in an increase in the ABO and the additional minimum pension liability ("AML") of
$7.9 million and an increase in the PBO of $8.7 million.

         The effect of a .25% decrease in the discount rate on the Non-U.S.
pension plans would be to increase the pension expense in the subsequent year by approximately $1.8 million. The same change would result in an increase in the
ABO of $25.0 million and the AML of $16.3 million and an increase in the PBO of
$27.1 million.

         The special termination benefits in 2003 are the result of termination agreements in the U.S. and Europe providing for enhanced retirement benefits to eligible employees.

The amounts reported as a curtailment, a settlement and a divestiture in the
2004 Non-U.S. plans is a result of the sale of the Company's fruit businesses to
Frutarom. The curtailment amount in 2003 in the Non-U.S. plans reflects the required adjustment for the Netherlands plan.

         The change in the additional minimum liability included in Other comprehensive income for U.S. and Non-U.S. pension plans in 2004 and 2003 were as follows:

                                                                  U.S. PLANS               NON-U.S.PLANS
                                                        ----------------------------  ----------------------------
DOLLARS IN THOUSANDS)                                      2004           2003            2004           2003
---------------------                                   ------------  --------------  --------------  ------------

Increase in additional minimum pension liability
  included in Other comprehensive income                   $ 905        $ 10,781        $ 38,286         $ 746

         The Company recorded in Other comprehensive income an additional minimum pension liability of $159.7 million ($110.7 net of taxes) and $120.5 million ($82.8 net of taxes) at December 31, 2004 and 2003, respectively, as required by SFAS No. 87, "Employers' Accounting for Pensions." The additional minimum pension liability is reflected in Retirement liabilities and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The adjustment relates to plans in the United States, the United Kingdom, Ireland and Japan.

         Information about the expected cash flows for the pension plans and postretirement benefit plans are as follows:

                                                                              POSTRETIREMENT
(DOLLARS IN THOUSANDS)                U.S. PLANS         NON-U.S. PLANS          BENEFITS
----------------------            -------------------  ------------------  --------------------

EMPLOYER CONTRIBUTIONS
2005 (expected)                        $ 15,000            $ 36,601               $ 3,500
EXPECTED BENEFIT PAYMENTS
2005                                     16,627              21,640                 3,500
2006                                     17,749              22,521                 3,163
2007                                     18,321              22,926                 3,270
2008                                     19,131              23,797                 3,461
2009                                     19,899              25,953                 3,612
2010 - 2014                             118,780             147,492                21,917

         Expected U.S. pension plan employer contributions include approximately
$2.2 million in benefit payments for a non-qualified plan. Non-U.S. plan contributions are based on current actuarial assumptions and funding plans in place.

         The effect of a 1% increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $15.8 million and $1.5 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $12.5 million and $1.1 million, respectively.

         The Company amended its postretirement medical and life insurance plan in 2003. The plan changes require retirees to increase their contribution amounts over a three-year period to a rate equal to active employees and for all retiree prescription co-payments to increase to the amounts currently paid by active employees.

         On December 8, 2003, President Bush signed into law the Medicare
Prescription Drug, Improvement and Modernization Act of 2003. In accordance with the Financial Accounting Standards Board Staff Position No. 106-2 ("FSP FAS
106-2"), "Accounting and Disclosure Requirements Related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003," the Company
accounted for the effects of the Act and recognized the impact of the Medicare prescription drug subsidy retrospectively from January 1, 2004 beginning July 1,
2004. The subsidy reduced the January 1, 2004 accumulated postretirement benefit obligation by $12.4 million and the 2004 annual postretirement expense by $1.8 million.

         The expected benefit payments shown above are net of the Medicare Rx subsidy. In accordance with FSP FAS 106-2, the following table shows the expected benefit payments prior to reflecting the subsidy, the expected benefit payments attributable to the subsidy and the expected benefit payments reflecting the subsidy.

                                       NOT REFLECTING                               REFLECTING
(DOLLARS IN THOUSANDS)                  MEDICARE RX            MEDICARE RX         MEDICARE RX
----------------------                   SUBSIDY                 SUBSIDY              SUBSIDY
                                  ---------------------    ------------------  --------------------

EXPECTED BENEFIT PAYMENTS
2005                                 $   3,500                $     -             $   3,500
2006                                     3,643                   (480)                3,163
2007                                     3,799                   (529)                3,270
2008                                     4,035                   (574)                3,461
2009                                     4,233                   (621)                3,612
2010 - 2014                             25,665                 (3,748)               21,917

NOTE 15. FINANCIAL INSTRUMENTS

         In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the London InterBank Offered Rate ("LIBOR") plus an interest markup. In response to changes in market conditions and the value of the swaps and, in 2003, in connection with the Company's debt repurchase, the
Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 million and $56.5 million in 2003 and 2002, respectively, including accrued interest of $3.7 million and $6.5 million, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the
Notes. Prior to December 31, 2003, the Company terminated all swap agreements related to the Notes; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was 3.4% at December 31, 2004. The effective rate on the Notes at December 31, 2003 and 2002 was 3.6% and 3.4%,
respectively.

         In 2002, the Company entered into certain interest swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges.
During 2003, the Company amended the swaps and the counterparty paid the Company
$3.0 million, including accrued interest of $0.5 million. These net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2004.

         The Company has executed a 10-year Yen - U.S. dollar currency swap related to the purchase and sale of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of
Accumulated other comprehensive income.

         The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. At December 31, 2004 and 2003, the
Company had outstanding foreign currency forward contracts with notional amounts of $383.2 million and $178.0 million, respectively. The Company has designated these contracts as qualified fair value and cash flow hedges, as appropriate.
The Company had no ineffective foreign currency forward contracts at December
31, 2004 or 2003.

         The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in Accumulated other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in Other Assets or Other liabilities as applicable. The foreign exchange gain recorded as a component of Accumulated other comprehensive income that will be reflected in earnings in 2005 was $1.3 million, net of tax, at December 31, 2004; the prior year comparable amount was
$1.4 million. The ineffective portion of the gain or loss on the hedging instruments was not material.

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

NOTE 17. COMMITMENTS AND CONTINGENCIES

         Minimum rental commitments under non-cancelable operating leases are
$22.9 million in 2005, $21.3 million in 2006, $18.7 million in 2007, $16.2 million in 2008, $15.5 million in 2009 and thereafter thru 2030, the aggregate lease obligations are $228.0 million. The corresponding rental expense amounted to $20.8 million, $20.7 million and $12.1 million in 2004, 2003 and 2002, respectively. None of the Company's leases contain step rent provisions or escalation clauses nor do they require capital improvement funding.

        The Company is party to a number of lawsuits and claims related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn. The Company assesses the merits of each claim and the related potential financial impact. The Company recorded its expected liability with respect to these claims in Other liabilities and expected recoveries from its insurance carrier group in Other Assets; amounts recorded are not material. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims. Although the outcome of any litigation cannot be assured, the
Company believes the ultimate resolution of these claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

       (a)(2) FINANCIAL STATEMENT SCHEDULES. The following schedule is included in Part IV of this Annual Report on Form 10-K:

Schedule II--Valuation and Qualifying Accounts and Reserves for the three years ended
  December 31, 2004...............................................................................................      S-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule...........................      74

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (a)(3) EXHIBITS

NUMBER
------

3(i)            Restated Certificate of Incorporation of Registrant,
                incorporated by reference to Exhibit 10(g) to Registrant's
                Report on Form 10-Q dated August 12, 2002.

3(ii)           By-laws of Registrant, incorporated by reference to Exhibit
                3(ii) to Registrant's Report on Form 8-K dated September 8,
                2004.

 4.1            Shareholder's Protection Rights Agreement dated as of March 21,
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

4.2             Specimen Certificates of Registrant's Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant's
                Registration Statement on Form S-3 filed on September 29, 2000.
                (Reg. No. 333-46932).

4.3             Indenture, dated as of May 1, 2001, between International
                Flavors & Fragrances Inc. and Bank One Trust Company, N.A., as
                Trustee, incorporated by reference to Exhibit 4.1 to
                Registrant's Registration Statement on Form S-4 dated June 26,
                2001 (Reg. No. 333-63910).

4.4             First Supplemental Indenture, dated as of May 7, 2001, between
                International Flavors & Fragrances Inc. and Bank One Trust
                Company, N.A., as Trustee, incorporated by reference to Exhibit
                4.2 to Registrant's Registration Statement on Form S-4 dated
                June 26, 2001 (Reg. No. 333-63910).

4.5             Form of 6.45% Note due 2006 (included in 4.4), incorporated by reference to Exhibit 4.2.1 to Registrant's Registration
                Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

4.6             Registration Rights Agreement, dated May 7, 2001, among
                International Flavors & Fragrances Inc. and Salomon Smith Barney
                Inc., Banc One Capital Markets, Inc., First Union Securities,
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

*10.2           Performance Incentive Award Agreement in respect of a
                performance incentive award of 200,000 restricted shares of
                Company Common Stock approved by Registrant's Board of
                Directors on August 1, 2002, granted to Richard A. Goldstein,
                Chairman of the Board and Chief Executive Officer of Registrant,
                incorporated by reference to Exhibit 10(a) to Registrant's
                Report on Form 10-Q dated November 12, 2002.

*10.3           Supplemental Retirement Plan adopted by Board of Directors on
                October 29, 1986, including amendments effective January 1,
                2001, incorporated by reference to Exhibit 10(c) to Registrant's
                Report on Form 10-Q dated May 13, 2003.

*10.4           2000 Stock Award and Incentive Plan adopted by the Registrant's
                Board of Directors on March 9, 2000 as amended and restated
                through November 8, 2004.

*10.5           2000 Supplemental Stock Award Plan adopted by the Registrant's
                Board of Directors on November 14, 2000 as amended and restated
                through November 8, 2004.

*10.6           Registrant's Executive Death Benefit Plan effective July 1,
                1990, incorporated by reference to Exhibit 10(c) to Registrant's
                Report on Form 10-Q dated May 14, 1997.

*10.7           Registrant's Vision 2001 Compensation Program, as amended, incorporated by reference to Exhibit 10.2 to Registrant's
                Report on Form 8-K dated January 28, 2005"

*10.8           Performance Criteria for Registrant's Annual Incentive Plan for
                2004 and applicable to senior management's restricted stock unit award in 2004 and for the 2003-2005 and 2004-2006 cycles under
                Registrant's long term incentive plan incorporated by reference to Registrant's Report on Form 8-K dated January 28, 2005, including Exhibit 10.1 thereto.

*10.9           Performance Criteria for Registrant's Annual Incentive Plan for
                2005 and applicable to senior management's restricted stock unit award in 2005 and for the 2005-2007 cycle under Registrant's long term incentive plan incorporated by reference to Exhibits
                10.1, 10.2 and 10.3 to Registrant's Report on Form 8-K dated
                March 11, 2005.

*10.10          Form of Non-Employee Directors' Restricted Stock Unit Agreement
                under International Flavors & Fragrances Inc. 2000 Stock Award
                and Incentive Plan incorporated by reference to Exhibit 10.1 to
                Registrant's Report on Form 8-K dated December 15, 2004.

*10.11          Form of U.S. Restricted Stock Units Agreement under
                International Flavors & Fragrances Inc. 2000 Stock Award and
                Incentive Plan, incorporated by reference to Exhibit 10.8a to
                Registrant's Report on Form 8-K dated October 7, 2004.

*10.12          Form of U.S. Performance-Based Restricted Stock Units Agreement
                under International Flavors & Fragrances Inc. 2000 Stock Award
                and Incentive Plan, incorporated by reference to Exhibit 10.8b to Registrant's Report on Form 8-K dated October 7, 2004.

*10.13          Form of Employee Stock Option Agreement under International
                Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan,
                incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q dated November 9, 2004.

*10.14          Form of International Flavors & Fragrances Inc. Stock Option
                Agreement under 2000 Stock Option Plan for Non-Employee
                Directors, incorporated by reference to Exhibit 10.2 to
                Registrant's Report on Form 10-Q dated November 9, 2004.

*10.15          Restated and Amended Executive Separation Policy, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 8-K filed December 20, 2004.

*10.16          Registrant's Employee Stock Option Plan of 1992, incorporated by reference to Exhibit 10.11 to Registrant's Report on Form 10-K
                for fiscal year ended December 31, 2002.

*10.17          1997 Employee Stock Option Plan, incorporated by reference to
                Exhibit A to Registrant's Proxy Statement dated March 27, 1997.

*10.18          Amendment to 1997 Employee Stock Option Plan as amended by
                Registrant's Board of Directors on February 8, 2000,
                incorporated by reference to Exhibit 10(ll) to Registrant's
                Report on Form 10-K for the fiscal year ended December 31, 1999.

*10.19          Registrant's Global Employee Stock Purchase Plan adopted by
                Registrant's Board of Directors on November 14, 2000,
                incorporated by reference to Exhibit B to Registrant's Proxy
                Statement filed March 28, 2001.

*10.20          Deferred Compensation Plan adopted by Registrant's Board of
                Directors on December 12, 2000, incorporated by reference to
                Exhibit 99 to Registrant's Registration Statement on Form S-8
                dated May 16, 2001 (Reg. No. 333-61072)

*10.21          Trust Agreement dated October 4, 2000 among Registrant, First
                Union National Bank and Buck Consultants Inc. approved by
                Registrant's Board of Directors on September 12, 2000,
                incorporated by reference to Exhibit 10(b) to Registrant's
                Report on Form 10-Q dated November 14, 2000.

*10.22          1990 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(h) to Registrant's Report on Form
                10-Q filed May 14, 1997.

*10.23          2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to
                Exhibit 10.2 to Registrant's Report on Form 8-K filed December
                20, 2004.

*10.24          Director Charitable Contribution Program adopted by the Board of
                Directors on February 14, 1995, incorporated by reference to
                Exhibit 10(j) to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

*10.25          Resolutions approving Non-Employee Directors' Annual Stock Grant
                Program adopted by Registrant's Board of Directors on September
                12, 2000, incorporated by reference to Exhibit 99(c) to
                Registrant's Registration Statement on Form S-3 filed on
                September 29, 2000 (Reg. No. 333-46932).

*10.26          Non-Employee Director Compensation Arrangements, adopted by
                Registrant's Board of Directors on December 15, 2004,
                incorporated by reference to Registrant's Report on Form 8-K dated December 15, 2004.

10.27           Five Year Credit Agreement dated as of September 26, 2001 among
                Registrant, as Borrower, certain Initial Lenders, Citibank N.A., as Administrative Agent, and Salomon Smith Barney Inc., as
                Arranger, incorporated by reference to Exhibit 10(b) to
                Registrant's Report on Form 10-Q dated November 14, 2001.

10.27a          Amendment No. 1 dated as of June 10, 2002 to the Five Year
                Credit Agreement dated as of September 26, 2001 among
                Registrant, as Borrower, certain Initial Lenders and Citibank
                N.A., as Administrative Agent, incorporated by reference to
                Exhibit 10(c) to Registrant's Report on Form 10-Q dated August
                12, 2002.

10.28           Multi-currency Revolving Credit Facility Agreement dated July
                19, 2002, among International Flavors & Fragrances (Luxembourg)
                S.A.R.L., as Borrower, Registrant, as Guarantor, certain
                Original Lenders, Barclays Bank PLC as Agent, ABN AMRO Bank NV
                and Barclays Capital as Arrangers, incorporated by references to
                Exhibit 10(b) to Registrant's Report on Form 10-Q dated August
                12, 2002.

21              List of Principal Subsidiaries

23              Consent of PricewaterhouseCoopers LLP

31.1            Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2            Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32              Certification of Richard A. Goldstein and Douglas J. Wetmore
                pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the
                Sarbanes-Oxley Act of 2002.

     *             Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT
SCHEDULE

To the Board of Directors of International Flavors & Fragrances Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 14, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
------------------------------

New York, New York
March 14, 2005

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

Dated: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer:
                      /s/ Richard A. Goldstein
                      ------------------------
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
Directors:
                      /s/ Richard A. Goldstein
                      ------------------------
                          RICHARD A. GOLDSTEIN
                      /s/ Margaret Hayes Adame
                      ------------------------
                          MARGARET HAYES ADAME
                      /s/ Gunter Blobel
                      -----------------
                          GUNTER BLOBEL
                      /s/ J. Michael Cook
                      -------------------
                          J. MICHAEL COOK
                      /s/ Peter A. Georgescu
                      ----------------------
                          PETER A. GEORGESCU
                      /s/ Alexandra A. Herzan
                      -----------------------
                          ALEXANDRA A. HERZAN
                      /s/ Henry W. Howell, Jr.
                      ------------------------
                          HENRY W. HOWELL, JR.
                      /s/ Arthur C. Martinez
                      ----------------------
                          ARTHUR C. MARTINEZ
                      /s/ Burton M. Tansky
                      --------------------
                          BURTON M. TANSKY

            INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2004
                                                             -------------------------------------------------
                                                              ADDITIONS
                                            BALANCE AT        CHARGED TO                                           BALANCE AT
                                            BEGINNING         COSTS AND        ACCOUNTS          TRANSLATION        END OF
                                            OF PERIOD          EXPENSES       WRITTEN OFF        ADJUSTMENTS         PERIOD
                                           --------------    -------------    ------------     ---------------    -------------

Allowance for doubtful accounts               $16,212           $3,615          $3,391              $1,227          $17,663
                                           ==============    =============    ============     ===============    =============

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2003
                                                             -------------------------------------------------
                                                              ADDITIONS
                                            BALANCE AT        CHARGED TO                                            BALANCE AT
                                            BEGINNING         COSTS AND         ACCOUNTS          TRANSLATION        END OF
                                            OF PERIOD          EXPENSES        WRITTEN OFF        ADJUSTMENTS         PERIOD
                                           --------------    -------------    ------------     ---------------    -------------

Allowance for doubtful accounts              $12,933           $3,146          $1,846              $1,979          $16,212
                                           ==============    =============    ============     ===============    =============

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                                             -------------------------------------------------
                                                              ADDITIONS
                                            BALANCE AT        CHARGED TO                                           BALANCE AT
                                            BEGINNING         COSTS AND        ACCOUNTS          TRANSLATION        END OF
                                            OF PERIOD          EXPENSES       WRITTEN OFF        ADJUSTMENTS         PERIOD
                                           --------------    -------------    ------------     ---------------    -------------

Allowance for doubtful accounts               $10,835           $4,067          $2,707                $738          $12,933
                                           ==============    =============    ============     ===============    =============

                                      S-1