Form 10-Q
period 2005-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2005-05-05
CIK 51253

WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2005

                         Commission file number 1-4858

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact name of registrant as specified in its charter)


             New York
--------------------------------------                      13-1432060
 (State or other jurisdiction of             ----------------------------------
  incorporation or organization)                           (IRS Employer
                                                          Identification No.)

                521 West 57th Street, New York, N.Y. 10019-2960
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 765-5500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [|X|] No[ ]

Number of shares outstanding as of April 29, 2005:  94,189,825

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                       3/31/05        12/31/04
---------------------------------------------------------------------------------------    ------------  -------------
Current Assets
     Cash and cash equivalents                                                          $        22,813 $       32,596
     Short-term investments                                                                         362            399
     Trade receviables                                                                          391,013        353,442
     Allowance for doubtful accounts                                                            (16,948)       (17,663)

     Inventories:      Raw materials                                                            189,317        197,782
                       Work in process                                                           15,961         12,759
                       Finished goods                                                           236,520        246,663
                                                                                           -------------  -------------
                       Total Inventories                                                        441,798        457,204
     Deferred income taxes                                                                       72,093         79,267
     Other current assets                                                                        62,120         56,125
                                                                                           -------------  -------------
     Total Current Assets                                                                       973,251        961,370
                                                                                           -------------  -------------
Property, Plant and Equipment, at cost                                                        1,023,693      1,031,478
Accumulated depreciation                                                                       (531,972)      (530,144)
                                                                                           -------------  -------------
                                                                                                491,721        501,334
                                                                                           -------------  -------------
Goodwill                                                                                        647,566        647,566
Intangibles Assets, net                                                                         138,342        142,110
Other Assets                                                                                    122,465        110,914
                                                                                           ------------  -------------
Total Assets                                                                            $     2,373,345 $    2,363,294
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         3/31/05        12/31/04
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings, overdrafts and current portion of long-term debt                  $        23,777 $       15,957
     Commercial paper                                                                            44,977              -
     Accounts payable                                                                           109,449        103,978
     Accrued payrolls and bonuses                                                                 7,856         53,452
     Dividends payable                                                                           16,518         16,571
     Income taxes                                                                                27,562         30,339
     Restructuring and other charges                                                             25,215         38,312
     Other current liabilities                                                                  157,305        140,913
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  412,659        399,522
                                                                                           -------------  -------------
Other Liabilities:
     Long-term debt                                                                             660,862        668,969
     Deferred gains                                                                              69,676         70,428
     Retirement liabilities                                                                     225,914        226,695
     Other Liabilities                                                                          101,726         87,193
                                                                                           -------------  -------------
     Total Other Liabilities                                                                  1,058,178      1,053,285
                                                                                           -------------  -------------
Commitments and Contingencies (Note 10)

Shareholder's Equity:
     Common stock 12 1/2 cents par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                             14,470         14,470
     Capital in excess of par value                                                              76,928         79,498
     Restricted stock                                                                              (736)          (870)
     Retained earnings                                                                        1,663,411      1,627,386
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (18,636)         8,227
          Accumulated losses on derivatives qualifying as hedges (net of tax)                    (6,536)        (5,694)
          Minimum pension liability adjustment (net of tax)                                    (110,705)      (110,705)
                                                                                           -------------  -------------
                                                                                              1,618,196      1,612,312
     Treasury stock, at cost - 21,336,816 shares in 2005 and 21,088,993 shares in 2004         (715,688)      (701,825)
                                                                                           -------------  -------------
     Total Shareholder's Equity                                                                 902,508        910,487
                                                                                           -------------  -------------
Total Liabilities and Shareholder's Equity                                              $     2,373,345 $    2,363,294
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                                                  3 Months Ended 3/31
                                                                              ----------------------------
                                                                                   2005           2004
                                                                              -------------  -------------
Net Sales                                                                        $ 523,052      $ 535,015
                                                                              -------------  -------------

Cost of goods sold                                                                 308,397        306,786
Research and development expenses                                                   44,753         44,648
Selling and administrative expenses                                                 84,744         89,726
Amortization                                                                         3,768          3,699
Interest expense                                                                     5,576          6,457
Other (income) expense, net                                                           (556)         1,425
                                                                              -------------  -------------
                                                                                   446,682        452,741
                                                                              -------------  -------------
Income before taxes on income                                                       76,370         82,274
Taxes on income                                                                     23,827         25,916
                                                                              -------------  -------------
Net income                                                                          52,543         56,358

Other comprehensive income:
     Foreign currency translation adjustments                                      (26,863)       (11,424)
     Accumulated losses on derivatives qualifying as hedges (net of tax)              (842)        (6,416)
                                                                              -------------  -------------
Comprehensive income                                                              $ 24,838       $ 38,518
                                                                              =============  =============

Net Income per share - basic                                                         $0.56          $0.60

Net Income per share - diluted                                                       $0.55          $0.59

Average number of shares outstanding - basic                                        94,325         94,033

Average number of shares outstanding - diluted                                      96,025         95,126

Dividends declared per share                                                        $0.175         $0.160


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                                3 Months Ended March 31,
                                                                                  2005           2004
                                                                           ----------------  --------------
Cash flows from operating activities:
Net income                                                                $        52,543 $       56,358
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                 22,889         22,984
     Deferred income taxes                                                         11,695          5,387
     Gain on disposal of assets                                                      (753)          (753)
     Changes in assets and liabilities:
          Current receivables                                                     (48,257)       (50,260)
          Inventories                                                               5,284            (64)
          Current payables                                                        (29,451)        (6,819)
          Changes in other assets, net                                            (21,554)        (7,307)
          Changes in other liabilities, net                                        (6,406)         1,749
                                                                             -------------   ------------
Net cash (used in) provided by operations                                         (14,010)        21,275
                                                                             -------------   ------------
Cash flows from investing activities:
     Net change in short-term investments                                              35              -
     Additions to property, plant and equipment                                   (15,687)       (12,244)
     Proceeds from disposal of assets                                                 166            542
                                                                             -------------   ------------
Net cash used in investing activities                                             (15,486)       (11,702)
                                                                             -------------   ------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                          (16,571)       (14,996)
     Net change in bank borrowings and overdrafts                                  18,084          7,559
     Net change in commercial paper outstanding                                    44,977        (16,001)
     Proceeds from long-term debt                                                   2,291              -
     Repayments of long-term debt                                                 (11,654)        (4,471)
     Proceeds from issuance of stock under stock option and
      employee stock purchase plans                                                13,552         28,981
     Purchase of treasury stock                                                   (29,986)       (10,781)
                                                                             -------------   ------------
Net cash provided by (used in) financing activities                                20,693         (9,709)
                                                                             -------------   ------------
Effect of exchange rate changes on cash and cash equivalents                         (980)          (149)
                                                                             -------------   ------------
Net change in cash and cash equivalents                                            (9,783)          (285)
Cash and cash equivalents at beginning of year                                     32,596         12,081
                                                                             -------------   ------------
Cash and cash equivalents at end of period                                $        22,813 $       11,796
                                                                             =============   ============

Interest paid                                                             $           674 $        1,524

Income taxes paid                                                         $         9,484 $       12,599

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in the Company's 2004 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.

Note 1. New Accounting Pronouncements:

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123 (R)"), was issued in December 2004. The standard is effective for the first annual reporting period beginning after June 15, 2005. FAS 123 (R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Company has three alternatives available for implementation and is evaluating which alternative it will choose as well as the impact of adopting this standard under each alternative.

Note 2. Stock Plans:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock plans. No compensation expense for stock options is reflected in net earnings, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of grant. Net income, as reported, includes pre-tax compensation expense related to restricted stock and restricted stock units ("RSU's") of $2.5 million in the quarter ended March 31, 2005 and $0.9 million for equity-based awards other than RSU's in the first quarter ended March 31, 2004.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for the periods presented:


                                                             Three Months Ended March 31,
                                                             ----------------------------

(Dollars in thousands except per share amounts)                  2005             2004
--------------------------------------------------------     -----------       ----------

Net income, as reported                                       $ 52,543          $ 56,358

Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                               1,884             4,577
                                                             ----------         ----------
Pro-forma net income                                          $ 50,659          $ 51,781
                                                             ==========         ==========
Net income per share:
     Basic - as reported                                         $0.56             $0.60
     Basic - pro-forma                                           $0.54             $0.55
     Diluted - as reported                                       $0.55             $0.59
     Diluted - pro-forma                                         $0.53             $0.54

These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Company granted RSU's in March 2005 as an element of its equity compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management is both performance and time based, and for the remainder of the eligible employees, vesting is time based; the vesting period is generally three years from date of grant. For a small group of primarily overseas employees, the Company continues to issue stock options.

Note 3. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income is as follows:

                                            Three Months Ended March 31,
                                            ----------------------------
(Shares in thousands)                            2005          2004
----------------------------------------       --------      ----------
Basic                                           94,325        94,033
Assumed conversion under stock plans             1,700         1,093
                                               --------      ----------
Diluted                                         96,025        95,126
                                               ========      ==========

Stock options to purchase 552,862 and 902,750 shares were outstanding for the first quarter of 2005 and 2004, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Note 4. Segment Information:

The Company manages its operations by major geographical region. Flavors and fragrances have similar economic and operational characteristics including research and development, the nature of the creative and production processes, the type of customers, and the methods by which products are distributed. Accounting policies used for segment reporting are identical to those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K.

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

The Company's reportable segment information follows:

2005 (Dollars in thousands)       North                                 Latin       Asia        Global      Elimina-     Consolid-
                                 America      Europe       India       America     Pacific     Expenses       tions         ated
------------------------------- ---------   ----------  ----------   ----------   ---------   ---------   -----------   -----------

Sales to unaffiliated customers  $ 155,096  $ 211,796    $ 16,176     $ 57,962    $ 82,022                $       -     $ 523,052
Transfers between areas             21,303     46,883           1          318       9,933                  (78,438)            -
                               ---------------------------------------------------------------------------------------------------
Total sales                      $ 176,399  $ 258,679    $ 16,177     $ 58,280    $ 91,955                $ (78,438)    $ 523,052
                               ===================================================================================================
Operating profit                 $  14,629  $  55,374    $  4,079     $  5,564    $ 14,265     $ (12,033) $    (488)    $  81,390
                               ======================================================================================
Interest expense                                                                                                           (5,576)
Other income (expense), net                                                                                                   556
                                                                                                                     -------------
Income before taxes on income                                                                                           $  76,370
                                                                                                                     =============


2004 (Dollars in thousands)       North                                 Latin       Asia        Global      Elimina-     Consolid-
                                 America      Europe       India       America     Pacific     Expenses       tions         ated
------------------------------- ---------   ----------  ----------   ----------   ---------   ---------   -----------   -----------
Sales to unaffiliated customers  $ 163,047  $ 225,436    $ 13,791     $ 53,737    $ 79,004                $       -     $ 535,015
Transfers between areas             20,887     47,604           3          287       5,641                  (74,422)            -
                               ---------------------------------------------------------------------------------------------------
Total sales                      $ 183,934  $ 273,040    $ 13,794     $ 54,024    $ 84,645                $ (74,422)    $ 535,015
                               ===================================================================================================
Operating profit                 $  19,481  $  63,951    $  3,247     $  5,756    $ 12,958     $ (16,297) $   1,060     $  90,156
                               ======================================================================================
Interest expense                                                                                                           (6,457)
Other income (expense), net                                                                                                (1,425)
                                                                                                                     -------------
Income before taxes on income                                                                                           $  82,274
                                                                                                                      =============

Note 5. Restructuring and Other Charges:

As  described  in the  Company's  2004 Annual  Report on Form 10-K,  the Company
announced  a   significant   reorganization,   including   management   changes,
consolidation of production facilities and related actions.

Movements in the liabilities related to the restructuring charges, included in restructuring and other charges or other liabilities as appropriate, were (in millions):

                                                Asset-
                                Employee-      Related
                                Related        and Other        Total
                              ------------  -------------   ------------
Balance December 31, 2004          $ 28.2         $ 14.9         $ 43.1
Cash and other costs                (10.4)          (2.7)         (13.1)
                              ------------   ------------   ------------
Balance March 31, 2005             $ 17.8         $ 12.2         $ 30.0
                              ============   ============  =============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related charges are expected to be utilized in 2006 on final decommissioning and disposal of the affected equipment.

Note 6. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                  Accumulated
                                                                   losses on               Minumum
                                                                  derivatives              Pension
                                         Translation             qualifying as           Obligation,
2005 (Dollars in thousands)              adjustments          hedges, net of tax         net of tax            Total
------------------------------- ----------------------------------------------------------------------------------------
Balance December 31, 2004                     $ 8,227               $ (5,694)           $ (110,705)          $ (108,172)
Change                                        (26,863)                  (842)                    -              (27,705)
                                ----------------------------------------------------------------------------------------
Balance March 31, 2005                      $ (18,636)              $ (6,536)           $ (110,705)          $ (135,877)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                                  Accumulated
                                                                   losses on               Minumum
                                                                  derivatives              Pension
                                         Translation             qualifying as           Obligation,
2004 (Dollars in thousands)              adjustments          hedges, net of tax         net of tax            Total
------------------------------- ----------------------------------------------------------------------------------------
Balance December 31, 2003                   $ (45,188)              $ (3,678)            $ (82,815)          $ (131,681)
Change                                        (11,424)                (6,416)                    -              (17,840)
                                ----------------------------------------------------------------------------------------
Balance March 31, 2004                      $ (56,612)             $ (10,094)            $ (82,815)          $ (149,521)
------------------------------------------------------------------------------------------------------------------------

Note 7. Borrowings:

Debt consists of the following:

(Dollars in Thousands)                                      Rate       Maturities      March 31, 2005          December 31, 2004
------------------------------------------------------- -------------  ------------ ----------------------   ----------------------

Commercial paper (U.S.)                                                                         $  44,977                $       -
Bank borrowings and overdrafts                                                                     23,391                    3,651
Current portion of long-term debt                                                                     386                   12,306
                                                                                    ----------------------   ----------------------
Total current debt                                                                                 68,754                   15,957
                                                                                    ----------------------   ----------------------

U.S. dollars                                              6.45%       2006                        499,004                  498,938
Japanese Yen notes                                        2.45%       2008-11                     141,325                  146,126
Other                                                                 2006                             55                      102
                                                                                    ----------------------   ----------------------
                                                                                                  640,384                  645,166
Deferred realized gain on interest rate swaps                                                      19,963                   24,104
FAS 133 adjustment                                                                                    515                     (301)
                                                                                    ----------------------   ----------------------
Total long-term debt                                                                              660,862                  668,969
                                                                                    ----------------------   ----------------------
Total debt                                                                                      $ 729,616                $ 684,926
                                                                                    ======================   ======================

At March 31, 2005, commercial paper maturities did not extend beyond April 12, 2005 and the weighted average interest rate on total borrowings was 3.2% compared to 3.1% at December 31, 2004.

The Company, upon maturity, repaid the Yen 1.2 billion (approximately $11.7 million) notes in February 2005.

Note 8. Intangible Assets, net:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at March 31, 2005 and December 31, 2004.

                                             March 31, 2005               March 31, 2005
(Dollars in thousands)                    Gross Carrying Value       Accumulated Amortization
-----------------------------------       ---------------------      ------------------------
Other indefinite-lived intangibles               $  19,200                     $  1,184
Trademarks and other                               179,452                       59,126
                                                 ---------                     --------
Total                                            $ 198,652                     $ 60,310
                                                 =========                     ========

                                           December 31, 2004             December 31, 2004
(Dollars in thousands)                    Gross Carrying Value       Accumulated Amortization
-----------------------------------       --------------------       ------------------------
Other indefinite-lived intangibles               $  19,200                     $  1,184
Trademarks and other                               179,452                       55,358
                                                 ---------                     --------
Total                                            $ 198,652                     $ 56,542
                                                 =========                     ========

Based on current balances, amortization expense is estimated to be $3.8 million per quarter for 2005, $3.7 million per quarter for 2006 through the third quarter of 2007, $2.4 million in the fourth quarter of 2007 and $1.7 million per quarter in 2008 and 2009.

Goodwill by operating segment as of March 31, 2005 and December 31, 2004 is as follows:

(Dollars in thousands)
----------------------------
North America                      $ 211,265
Europe                               252,462
India Region                          28,502
Latin America                         47,859
Asia Pacific                         107,478
                             ----------------
     Total                         $ 647,566
                             ================

There were no changes to Goodwill since December 31, 2004.

Note 9. Retirement Benefits:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

For the quarters ended March 31, 2005 and 2004, pension expense included the following components:

                                                                      U.S. Plans                        Non-U.S. Plans
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2005             2004                2005            2004
--------------------------------------------------------    --------------   --------------      -------------   --------------

Service cost for benefits earned                                  $ 2,390          $ 2,391            $ 2,662       $ 2,336
Interest cost on projected benefit obligation                       5,200            5,070              7,431         6,683
Expected return on plan assets                                     (5,243)          (5,203)            (8,419)       (7,208)
Net amortization and deferrals                                      1,191              591              2,190         1,726
                                                            --------------   --------------      -------------   -----------
Defined benefit plans                                               3,538            2,849              3,864         3,537
Defined contribution and other retirement plans                       790              688                817           746
                                                            --------------   --------------      -------------   -----------
Total pension expense                                             $ 4,328          $ 3,537            $ 4,681       $ 4,283
                                                            ==============   ==============      =============   ===========

The Company expects to contribute $15.0 million to its U.S. pension plans in 2005. In the quarter ended March 31, 2005, no contributions were made to the Company's qualified plan and $0.7 million contributions for benefit payments were made to a non-qualified plan.

The Company expects to contribute $36.6 million to its non-U.S. pension plans in 2005. In the quarter ended March 31, 2005, $18.7 million of contributions were made to these plans. The majority of these contributions are reported in Other Assets on the Consolidated Balance Sheet.

For the quarters ended March 31, 2005 and 2004, expense recognized for postretirement benefits other than pensions included the following components:

(Dollars in thousands)                               2005           2004
---------------------------------               -----------    -----------
Service cost for benefits earned                     $ 622          $ 645
Interest on benefit obligation                       1,226          1,304
Net amortization and deferrals                        (107)           (52)
                                                -----------    -----------
Total postretirement benefit expense               $ 1,741        $ 1,897
                                                ===========    ===========

The Company  expects to contribute  $3.5 million to its  postretirement  benefit
plans  in  2005.  In  the  quarter  ended  March  31,  2005,   $1.0  million  of
contributions were made.

Note 10. Commitments and Contingencies:

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

Note 11. Reclassifications:

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to 2005 classifications.

Item 2.  Management's Discussion and Analysis of Results of Operations and
-------  -----------------------------------------------------------------
         Financial Condition
         -------------------

Operations
----------

First quarter 2005 sales totaled $523 million, declining 2% in comparison to the prior year quarter. Reported sales for the 2005 quarter benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales for the quarter would have decreased 4% in comparison to the prior year quarter. Fragrance sales increased 4% while flavor sales decreased 9%; on a local currency basis, fragrance sales grew 1% while flavor sales declined 11%. Flavor sales in the 2005 quarter were impacted by the disposition, in the second half of 2004, of the Company's European fruit preparations business. On an as-adjusted basis, excluding $24.6 million in sales attributable to the European fruit business from the 2004 first quarter results, 2005 flavor sales would have increased 1% in dollars and declined 1% in local currency. On the same as-adjusted basis, consolidated sales would have increased 2% in reported dollars and been flat in local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla.

Sales performance by region for the 2005 quarter compared to the prior year quarter follows:

   - North America flavor and fragrance sales declined 7% and 3%, respectively; in total, regional sales declined 5%. Aroma chemical sales increased 8%, while fine and functional fragrance sales declined 5% and 7%, respectively. New fragrance wins for the quarter were $1.9 million reducing the impact of erosion and volume in exiting products. Flavor sales had a difficult comparative with the first quarter of 2004 when sales grew 18%. New flavor wins of $2.0 million partially offset the effects of product erosion and decline due to price and volume impacts.

   - European fragrance sales increased 8% while flavor sales declined 22%; in total, regional sales declined 5%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 10%. Local currency fragrance sales increased 3%; fine fragrance sales increased 17%, driven mainly by new wins of $5.7 million and volume increases of $3.0 million, offset by respective decreases of 6% and 4% in functional fragrances and aroma chemicals. Local currency flavor sales declined 26%, mainly as a result of the disposition of the Company's European fruit preparations business. On an as-adjusted basis, excluding sales attributable to the European fruit business from the 2004 results, 2005 flavor sales would have increased 4% in dollars and been flat in local currency.

   - Local currency sales in Asia Pacific increased 2%, resulting in a 4% increase in reported dollar sales. In total $2.5 million, almost 3%, of the increased sales performance was driven by new flavor or fragrance wins.
     Fragrance sales increased 3% in dollars and 2% in local currency. Local currency fragrance growth was led by a 4% increase in fine fragrances and a 12% increase in aroma chemicals; functional fragrance local currency sales declined 3%. Local currency flavor sales increased 2%, resulting in a 5% increase in reported dollars. For the region, the Philippines, Vietnam and Indonesia were strongest, with respective local currency flavor sales increases of 9%, 32% and 27%. This strong growth was partially offset by weakness in Japan, South Korea and Australia which declined 5%, 22% and 9%, respectively.

   - Latin American sales increased 5% with fragrance and flavor sales increasing 5% and 6%, respectively. For the region, sales growth was strongest in Argentina, Brazil and Mexico which grew 14%, 7% and 6%, respectively. Fragrance sales were strongest in Argentina, Brazil and Central America, with respective increases of 16%, 7% and 18%. Fragrance sales growth was led by a 12% increase in fine fragrance sales and a 4% increase in functional fragrances; aroma chemical sales declined 7%. Flavor sales were led by 36%, 11% and 8% increases in Mexico, Argentina and Brazil, respectively. New product introductions in all categories were $6.5 million exceeding the impacts of product erosion and volume.

   - India sales increased 13% in local currency and 14% in reported dollars. Local currency fragrance sales increased 10% resulting in a 12% increase in dollars. Flavor sales increased 17% in both local currency and dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product introductions.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 2005 and 2004 are detailed below.

                                              First Three Months
                                           -------------------------
                                               2005          2004
                                           -----------   -----------
Costs of Goods Sold                             59.0%         57.3%
Research and Development Expenses                8.6%          8.3%
Selling and Adminstrative Expenses              16.2%         16.8%

Cost of goods sold, as a percentage of net sales increased in the quarter and was mainly attributable to increased raw material costs and customer resistance to price increases, as well as declining selling prices for naturals, most notably vanilla. Cost of goods sold was also impacted by lower expense absorption attributable to the facility closure in Dijon and the cost of transfer of related production to other manufacturing locations; production at the Dijon facility ceased in March.

Research and development expenses, as a percentage of sales, were in line with planned spending. These expenses are expected to approximate 9.0% of sales on a full year basis. Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, decreased to 16.2% from 16.8%. SG&A expenses include $2.5 million of RSU expense; however, this added expense was offset mainly by lower accruals under the Company's various incentive plans than those recorded in the prior year quarter based on the first quarter's sales and operating performance.

Interest expense declined 14% from the prior year quarter as a result of lower debt levels in the 2005 quarter compared to the prior year quarter. The weighted average interest rate on total borrowings during the first quarter 2005 was 3.2% compared to 3.0% in the 2004 first quarter.

The effective tax rate for the first quarter of 2005 was 31.2% compared to 31.5% for the comparable 2004 quarter. This tax rate does not contemplate the effect, if any, that may arise as a result of repatriation from overseas subsidiaries as envisioned under the American Jobs Creation Act of 2004; the Company expects to determine the amounts and sources, if any, of foreign earnings to be repatriated in the second half of 2005.

Restructuring and Other Charges
-------------------------------

As  described  in the  Company's  2004 Annual  Report on Form 10-K,  the Company
announced  a   significant   reorganization,   including   management   changes,
consolidation of production facilities and related actions.

Movements in the liabilities related to the restructuring charges, included in restructuring and other charges or other liabilities as appropriate, were (in millions):

                                                  Asset-
                                 Employee-       Related
                                 Related        and Other       Total
                               ------------  --------------  -------------
Balance December 31, 2004           $ 28.2         $ 14.9         $ 43.1
Cash and other costs                 (10.4)          (2.7)         (13.1)
                               ------------   -------------  -------------
Balance March 31, 2005              $ 17.8         $ 12.2         $ 30.0
                               ============   ============   =============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related charges are expected to be utilized in 2006 on final decommissioning and disposal of the affected equipment.

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $23.2 million at March 31, 2005. Working capital at March 31, 2005 was $560.6 million compared to $561.8 million at December 31, 2004. Gross additions to property, plant and equipment during the first quarter were $15.7 million. The Company expects additions to property, plant and equipment to approximate $90.0 to $95.0 million for the full year 2005 as it completes work on its new chemical facility in China and its new creative center in India.

At March 31, 2005, the Company's outstanding commercial paper had an average interest rate of 2.7%. Commercial paper maturities did not extend beyond April 12, 2005. Bank loans and the current portion of long-term debt is $23.8 million at March 31, 2005.

In January 2005, the Company paid a quarterly cash dividend of $.175 per share to shareholders; an increase from the prior year quarter of $.16 per share.

Under the share repurchase program of $100.0 million (approximately 2.8 million shares at the current market price) authorized in July 2004, the Company repurchased approximately 0.7 million shares in the first quarter of 2005 at a cost of $30.0 million. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2005, the Company had $45.6 million remaining under this repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations are expected to be sufficient to fund the Company's anticipated normal capital spending, dividends and other expected requirements for at least the next twelve to eighteen months. Debt includes $499.3 million of 6.45% Notes which mature in May 2006. The Company is developing plans for both short-term financing and the potential issuance of additional notes or other long-term instruments when the Notes mature.

Non-GAAP Financial Measures
---------------------------

The discussion of the Company's 2005 first quarter results exclude the effects of exchange rate fluctuations and certain non-core businesses disposed of in 2004. Such information, contained in an 8-K filed on April 27, 2005, is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact that exchange rate fluctuations and the non-core businesses disposed of in 2004 may have on the Company's operating results and financial condition. In addition, management reviews the non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance related to the Company's core business.

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Statements in this Quarterly Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements which may be identified by such words as "expect," "anticipate," "outlook," "guidance," "may," and similar forward-looking terminology, involve significant risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; weather, geopolitical and region specific uncertainties; interest rates; the price, quality and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, growth and market share targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation or other proceedings. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There are no material changes in market risk from the information provided in the Company's 2004 Annual Report on Form 10-K.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings
            ------------------

The Company is subject to various claims and legal actions in the ordinary course of its business.

Since September 2001 the Company has been involved in actions where plaintiffs allege respiratory injuries in the workplace due to the use by their employers of an International Flavors & Fragrances Inc. ("IFF") and/or Bush Boake Allen Inc. ("BBA") flavor. See the Company's 2004 Annual Report on Form 10-K under "Legal Proceedings". In March 2005, one additional action was filed against the Company and 11 other companies by 1 former employee of one of the defendants in the Circuit Court of Cook County, Illinois alleging respiratory injuries suffered in that defendant's workplace due to its use of butter flavors supplied by certain of the defendants. As regards the cases pending in the Circuit Court of Jasper County, Missouri, on March 25, 2005, a jury verdict in favor of one of the plaintiffs and his spouse was entered, awarding $15 million in compensatory damages. IFF believes that the verdict is not supported by the evidence or the law and intends to appeal this decision.

The Company believes that all IFF and BBA flavors at issue in these matters meet the requirements of the U.S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that IFF and BBA provide to all its customers for the safe handling and use of their flavors. It is the responsibility of the Company's customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, proper handling procedures and respiratory protection for workers, are followed in the workplace.

At each balance sheet date the Company reviews the status of each of these claims, as well as its insurance coverage for such claims with due consideration of potentially applicable deductibles, retentions and reservations of rights under its insurance policies, and the advice of its outside legal counsel with respect to all of these matters. The ultimate outcome of any litigation cannot be predicted with certainty; management believes that adequate provision has been made with respect to such pending claims. In addition, based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that had not been previously accrued because it was not considered probable.


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              ------------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------



                                                                        Total Number of Shares       Maximum Dollar Value of Shares
                             Total Number of                           Purchased as Part of       that may yet be purchased under
                             Shares Purchased   Average Price       Publicly Announced Program              the Program
                                   (1)          Paid per Share                  (1)
                            ------------------- ------------------ ------------------------------ ---------------------------------
January  1 - 31, 2005             280,000           $41.46                    280,000                       $ 63,933,134
February 1 - 28, 2005             210,000           $42.07                    210,000                       $ 55,098,412
March    1 - 31, 2005             235,000           $40.60                    235,000                       $ 45,556,513

(1) An aggregate of 725,000 shares of common stock were repurchased during the first quarter of 2005 under a repurchase program announced in July 2004. Under the program, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock.

Item 6.       Exhibits
              --------

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


 Dated: May 5, 2005          By:      /s/ DOUGLAS J. WETMORE
                                      -----------------------------
                                      Douglas J. Wetmore, Senior Vice President
                                           and Chief Financial Officer



 Dated:  May 5, 2005         By:      /s/ DENNIS M. MEANY
                                      -----------------------------
                                      Dennis M. Meany, Senior Vice President,
                                           General Counsel and Secretary

                                  EXHIBIT INDEX

         Number      Description
         -----       -----------

         31.1 Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Richard A. Goldstein and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                                                                   Exhibit 31.1
                                  CERTIFICATION
                                  -------------

I, Richard A. Goldstein, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 5, 2005
                              By: /s/ Richard A. Goldstein
                                  -------------------------------
                              Name:  Richard A. Goldstein
                              Title: Chairman of the Board and
                                     Chief Executive Officer

                                                                   Exhibit 31.2
                                  CERTIFICATION
                                  -------------

I, Douglas J. Wetmore, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 5, 2005

                                 By: /s/ Douglas J. Wetmore
                                 -------------------------------
                                 Name:  Douglas J. Wetmore
                                 Title: Senior Vice President and
                                        Chief Financial Officer

                                                                     Exhibit 32


        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Goldstein, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Richard A. Goldstein
----------------------------------
Name:  Richard A. Goldstein
Title: Chairman of the Board and
       Chief Executive Officer
Dated: May 5, 2005



By: /s/ Douglas J. Wetmore
-------------------------------
Name:  Douglas J. Wetmore
Title: Senior Vice President and
       Chief Financial Officer
Dated: May 5, 2005