Form 10-Q
period 2005-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2005-08-05
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2005

                          Commission file number 1-4858

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact name of registrant as specified in its charter)


             New York                                      13-1432060
-----------------------------------              -------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [|X|] No[ ]

Number of shares outstanding as of July 30, 2005:  93,856,784

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                   6/30/05        12/31/04
------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                      $        59,864 $       32,596
     Short-term investments                                                                     361            399
     Trade receivables                                                                      374,952        353,442
     Allowance for doubtful accounts                                                        (16,209)       (17,663)
     Inventories:             Raw materials                                                 193,047        197,782
                              Work in process                                                11,822         12,759
                              Finished goods                                                227,204        246,663
                                                                                       -------------  -------------
                             Total Inventories                                              432,073        457,204
     Deferred income taxes                                                                   67,277         79,267
     Other current assets                                                                    65,434         56,125
                                                                                       -------------  -------------
     Total Current Assets                                                                   983,752        961,370
                                                                                       -------------  -------------

Property, Plant and Equipment, at cost                                                    1,005,491      1,031,478
Accumulated depreciation                                                                   (521,422)      (530,144)
                                                                                       -------------  -------------
                                                                                            484,069        501,334
                                                                                       -------------  -------------

Goodwill                                                                                    647,566        647,566
Intangibles Assets, net                                                                     134,575        142,110
Other Assets                                                                                117,046        110,914

                                                                                       -------------  -------------
Total Assets                                                                        $     2,367,008 $    2,363,294
                                                                                       =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                     6/30/05        12/31/04
------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings, overdrafts and current portion of long-term debt              $       523,101 $       15,957
     Commercial paper                                                                        91,891         -
     Accounts payable                                                                       106,299        103,978
     Accrued payrolls and bonuses                                                             8,509         53,452
     Dividends payable                                                                       17,389         16,571
     Income taxes                                                                            26,516         30,339
     Restructuring and other charges                                                         18,855         38,312
     Other current liabilities                                                              148,626        140,913
                                                                                       -------------  -------------
     Total Current Liabilities                                                              941,186        399,522
                                                                                       -------------  -------------

Other Liabilities:
     Long-term debt                                                                         139,420        668,969
     Deferred gains                                                                          69,283         70,428
     Retirement liabilities                                                                 225,132        226,695
     Other Liabilities                                                                      103,422         87,193
                                                                                       -------------  -------------
     Total Other Liabilities                                                                537,257      1,053,285
                                                                                       -------------  -------------
Commitments and Contingencies (Note 10)

Shareholder's Equity:
     Common stock 12 1/2(cent) par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                         14,470         14,470
     Capital in excess of par value                                                          75,502         79,498
     Restricted stock                                                                          (755)          (870)
     Retained earnings                                                                    1,702,720      1,627,386
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                 (47,272)         8,227
          Accumulated losses on derivatives qualifying as hedges (net of tax)                (4,325)        (5,694)
          Minimum pension liability adjustment (net of tax)                                (110,705)      (110,705)
                                                                                       -------------  -------------
                                                                                          1,629,635      1,612,312
     Treasury stock, at cost - 21,992,721 shares in 2005 and 21,088,993 shares in 2004     (741,070)      (701,825)
                                                                                       -------------  -------------
     Total Shareholder's Equity                                                             888,565        910,487
                                                                                       -------------  -------------
Total Liabilities and Shareholder's Equity                                          $     2,367,008 $    2,363,294
                                                                                       =============  =============

          See Notes to Consolidated Financial Statements

                                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
                                        CONSOLIDATED STATEMENT OF INCOME
                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                  (Unaudited)

                                                                                       3 Months Ended 6/30
                                                                                 --------------------------------
                                                                                      2005             2004
                                                                                 ---------------  ---------------
Net Sales                                                                             $ 515,578        $ 524,177
                                                                                 ---------------  ---------------

Cost of goods sold                                                                      299,065          295,716
Research and development expenses                                                        44,380           44,342
Selling and administrative expenses                                                      82,866           83,184
Amortization                                                                              3,767            3,709
Restructuring and other charges                                                               -            7,716
Interest expense                                                                          6,062            6,114
Other (income) expense, net                                                              (2,558)           1,305
                                                                                 ---------------  ---------------
                                                                                        433,582          442,086
                                                                                 ---------------  ---------------
Income before taxes on income                                                            81,996           82,091
Taxes on income                                                                          25,283           25,589
                                                                                 ---------------  ---------------
Net income                                                                               56,713           56,502

Other comprehensive income:
     Foreign currency translation adjustments                                           (28,636)         (11,493)
     Accumulated gains on derivatives qualifying as hedges (net of tax)                   2,211              591
                                                                                 ---------------  ---------------
Comprehensive income                                                                   $ 30,288         $ 45,600
                                                                                 ===============  ===============

Net income per share - basic                                                              $0.60            $0.60

Net income per share - diluted                                                            $0.60            $0.59

Average number of shares outstanding - basic                                             93,876           94,136

Average number of shares outstanding - diluted                                           95,255           95,330

Dividends declared per share                                                             $0.185           $0.175

                                                                                       6 Months Ended 6/30
                                                                                 --------------------------------
                                                                                      2005             2004
                                                                                 ---------------  ---------------
Net Sales                                                                            $1,038,630       $1,059,192
                                                                                 ---------------  ---------------

Cost of goods sold                                                                      607,462          602,502
Research and development expenses                                                        89,133           88,990
Selling and administrative expenses                                                     167,610          172,910
Amortization                                                                              7,535            7,408
Restructuring and other charges                                                               -            7,716
Interest expense                                                                         11,638           12,571
Other (income) expense, net                                                              (3,114)           2,730
                                                                                 ---------------  ---------------
                                                                                        880,264          894,827
                                                                                 ---------------  ---------------
Income before taxes on income                                                           158,366          164,365
Taxes on income                                                                          49,110           51,505
                                                                                 ---------------  ---------------
Net income                                                                              109,256          112,860

Other comprehensive income:
     Foreign currency translation adjustments                                           (55,499)         (22,917)
     Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)          1,369           (5,825)
                                                                                 ---------------  ---------------
Comprehensive income                                                                   $ 55,126         $ 84,118
                                                                                 ===============  ===============

Net income per share - basic                                                              $1.16            $1.20

Net income per share - diluted                                                            $1.14            $1.19

Average number of shares outstanding - basic                                             94,100           94,085

Average number of shares outstanding - diluted                                           95,640           95,228

Dividends declared per share                                                             $0.360           $0.335

     See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                 6 Months Ended 6/30,
                                                                                  2005             2004
                                                                             -------------    -------------
Cash flows from operating activities:
Net income                                                                $       109,256 $        112,860
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                 46,429           46,082
     Deferred income taxes                                                         17,488            3,875
     Gain on disposal of assets                                                    (1,520)          (1,506)
     Changes in assets and liabilities:
          Current receivables                                                     (50,426)         (63,246)
          Inventories                                                               1,192          (15,530)
          Current payables                                                        (40,524)           8,360
          Increase in other assets, net                                           (38,253)         (13,962)
          Increase in other liabilities, net                                       13,899              644
                                                                             -------------    -------------
Net cash provided by operations                                                    57,541           77,577
                                                                             -------------    -------------
Cash flows from investing activities:
     Net change in short-term investments                                              35                 -
     Additions to property, plant and equipment                                   (38,149)         (26,712)
     Proceeds from disposal of assets                                                 433              892
                                                                             -------------    -------------
Net cash used in investing activities                                             (37,681)         (25,820)
                                                                             -------------    -------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                          (33,104)         (30,157)
     Net change in bank borrowings and overdrafts                                   7,852           (7,275)
     Net change in commercial paper outstanding                                    91,891          (25,983)
     Repayments of long-term debt                                                 (11,655)            (938)
     Proceeds from issuance of stock under stock option and
          employee stock purchase plans                                            17,764           39,471
     Purchase of treasury stock                                                   (60,988)         (27,116)
                                                                             -------------    -------------
Net cash provided by (used in) financing activities                                11,760          (51,998)
                                                                             -------------    -------------
Effect of exchange rate changes on cash and cash equivalents                       (4,352)            (595)
                                                                             -------------    -------------
Net change in cash and cash equivalents                                            27,268             (836)
Cash and cash equivalents at beginning of year                                     32,596           12,081
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                $        59,864 $         11,245
                                                                             =============    =============

Interest paid                                                             $        17,777 $         18,640

Income taxes paid                                                         $        25,548 $         37,936


Non-cash investing activity:
   Asset write-down charges associated with the Company's restructuring
   activities                                                             $             - $          5,368

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

Note 1. New Accounting Pronouncements:

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123 (R)"), was issued in December 2004. The standard is effective for the first annual reporting period beginning after June 15, 2005. FAS 123 (R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires companies to record stock option expense in its financial statements based on a fair value methodology. The Company has three alternatives available for implementation and is evaluating which alternative it will choose as well as the impact of adopting this standard under each alternative.

Note 2. Stock Plans:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock plans. No compensation expense for stock options is reflected in net earnings, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of grant. The Company granted RSU's in March 2005 as an element of its equity compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management is both performance and time based, and for the remainder of the eligible employees, vesting is time based; the vesting period is generally three years from date of grant. For a small group of primarily overseas employees, the Company continues to issue stock options. Net income, as reported, includes pre-tax compensation expense related to restricted stock and restricted stock units ("RSU's") of $2.2 million and $4.7 million in the second quarter and six-month period ended June 30, 2005, respectively, and $1.7 million and $2.6 million for all equity-based awards in the second quarter and six-month period ended June 30, 2004, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for the periods presented:


                                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                                  ------------------------------------------------------------------
(Dollars in thousands except per share amounts)                        2005             2004              2005              2004
-------------------------------------------------------------    ----------------    ---------------  --------------    ------------
Net income, as reported                                                $ 56,713         $ 56,502         $109,256          $112,860

Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option awards,
net of related tax effect                                                 1,913            2,896            3,797             7,473
                                                                  ---------------     --------------   -------------    ------------
Pro-forma net income                                                   $ 54,800         $ 53,606         $105,459          $105,387
                                                                  ===============     ==============   ==============   ============


Net income per share:
     Basic - as reported                                                  $0.60            $0.60            $1.16             $1.20
     Basic - pro-forma                                                    $0.58            $0.57            $1.12             $1.12
     Diluted - as reported                                                $0.60            $0.59            $1.14             $1.19
     Diluted - pro-forma                                                  $0.58            $0.56            $1.10             $1.11

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

Note 3.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income is as follows:

                                                Three Months Ended June 30,                 Six Months Ended June 30,
---------------------------------------  -------------------- -------------------- -------------------- -------------------
(Shares in thousands)                           2005                 2004                 2005                 2004
---------------------------------------  -------------------- -------------------- -------------------- --------------------
Basic                                          93,876                94,136               94,100               94,085
Assumed conversion under stock plans            1,379                 1,194                1,540                1,143
Diluted                                        95,255                95,330               95,640               95,228

Stock options to purchase 819,500 and 686,181 shares were outstanding for the second quarter and the first six months of 2005, respectively, and 872,250 and 887,500 shares for the second quarter and first six months of 2004, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

Note 4. Segment Information:

The Company manages its operations by major geographical region: North America, Europe, India, Latin America and Asia Pacific. The global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocable to an individual geographic region. Flavors and fragrances have similar economic and operational characteristics including research and development, the nature of the creative and production processes, the type of customers and the methods by which products are distributed. Accounting policies used for segment reporting are identical to those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K.

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

The Company's reportable segment information follows:

                                                                      Three Months Ended June 30, 2005
                                ----------------------------------------------------------------------------------------------------
                                   North                                Latin       Asia         Global     Elimina-
(Dollars in thousands)           America       Europe      India       America     Pacific      Expenses       tions    Consolidated
------------------------------  -----------   ----------  ---------   ----------  ---------    ------------  ---------- ------------
Sales to unaffiliated customers   $157,075     $199,144    $15,779    $ 62,477     $81,103                   $     -      $ 515,578
Transfers between areas             19,058       51,879          3         120      11,305                    (82,365)             -
                                ----------------------------------------------------------------------------------------------------
Total sales                       $176,133     $251,023    $15,782    $ 62,597     $92,408                   $(82,365)    $ 515,578
                                ====================================================================================================
Segment profit                    $ 15,927     $ 57,285    $ 3,938    $  6,474     $14,926     $(12,378)     $   (672)    $  85,500
Restructuring and other charges          -            -          -           -           -            -            -              -
                                ----------------------------------------------------------------------------------------------------
Operating profit                  $ 15,927     $ 57,285    $ 3,938    $  6,474     $14,926     $(12,378)     $   (672)    $  85,500
                                ======================================================================================
Interest expense                                                                                                             (6,062)
Other income (expense), net                                                                                                   2,558
                                                                                                                         -----------
Income before taxes on income                                                                                             $  81,996
                                                                                                                         ===========

                                                                      Three Months Ended June 30, 2004
                                ----------------------------------------------------------------------------------------------------
                                   North                                Latin       Asia         Global     Elimina-
(Dollars in thousands)           America       Europe      India       America     Pacific      Expenses       tions    Consolidated
------------------------------  -----------   ----------  ---------   ----------  ---------    ------------  ---------- ------------
Sales to unaffiliated customers   $162,556     $210,758    $13,814    $ 55,761     $81,288                   $      -     $ 524,177
Transfers between areas             19,217       49,106      1,366         123       8,034                    (77,846)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                       $181,773     $259,864    $15,180    $ 55,884     $89,322                   $(77,846)    $ 524,177
                                ===================================================================================================
Segment profit                    $ 23,624     $ 60,944    $ 3,901     $ 7,597     $15,230     $(12,886)     $ (1,184)    $  97,226
Restructuring and other charge      (2,348)      (5,368)         -           -           -            -             -        (7,716)
                                ----------------------------------------------------------------------------------------------------
Operating profit                  $ 21,276     $ 55,576    $ 3,901     $ 7,597     $15,230     $(12,886)     $ (1,184)    $  89,510
                                ======================================================================================
Interest expense                                                                                                             (6,114)
Other income (expense), net                                                                                                  (1,305)
                                                                                                                         -----------
Income before taxes on income                                                                                             $  82,091
                                                                                                                         ===========

                                                                       Six Months Ended June 30, 2005
                                ----------------------------------------------------------------------------------------------------
                                   North                                Latin       Asia         Global     Elimina-
(Dollars in thousands)           America       Europe      India       America     Pacific      Expenses       tions    Consolidated
------------------------------  -----------   ----------  ---------   ----------  ---------    ------------  ---------- ------------
Sales to unaffiliated customers   $312,170     $410,940    $31,954    $120,440    $163,126                  $       -    $1,038,630
Transfers between areas             40,361       98,762          4         438      21,238                   (160,803)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                       $352,531     $509,702    $31,958    $120,878    $184,364                  $(160,803)   $1,038,630
                                ====================================================================================================
Segment profit                    $ 30,554     $112,659    $ 8,016    $ 12,038     $29,193     $(24,410)     $ (1,160)   $  166,890
Restructuring and other charges          -            -          -           -           -            -             -             -
                                ----------------------------------------------------------------------------------------------------
Operating profit                  $ 30,554     $112,659    $ 8,016    $ 12,038     $29,193     $(24,410)     $ (1,160)   $  166,890
                                ======================================================================================
Interest expense                                                                                                            (11,638)
Other income (expense), net                                                                                                   3,114
                                                                                                                          ----------
Income before taxes on income                                                                                            $  158,366
                                                                                                                          ==========

                                                                       Six Months Ended June 30, 2004
                                ----------------------------------------------------------------------------------------------------
                                   North                                Latin       Asia         Global     Elimina-
(Dollars in thousands)           America       Europe      India       America     Pacific      Expenses       tions    Consolidated
------------------------------  -----------   ----------  ---------   ----------  ---------    ------------  ---------- ------------
Sales to unaffiliated customers   $325,603     $436,194    $27,605    $109,498    $160,292                  $       -    $1,059,192
Transfers between areas             40,104       96,710      1,369         410      13,676                   (152,269)            -
                                ----------------------------------------------------------------------------------------------------
Total sales                       $365,707     $532,904    $28,974    $109,908    $173,968                  $(152,269)   $1,059,192
                                ====================================================================================================
Segment profit                    $ 43,105     $124,895    $ 7,148    $ 13,353    $ 28,188     $(29,183)    $    (124)   $  187,382
Restructuring and other charges     (2,348)      (5,368)         -           -           -            -             -        (7,716)
                                ----------------------------------------------------------------------------------------------------
Operating profit                  $ 40,757     $119,527    $ 7,148    $ 13,353    $ 28,188     $(29,183)    $    (124)   $  179,666
                                ======================================================================================
Interest expense                                                                                                            (12,571)
Other income (expense), net                                                                                                  (2,730)
                                                                                                                          ----------
Income before taxes on income                                                                                            $  164,365
                                                                                                                          ==========

Note 5. Restructuring and Other Charges:

As described in Note 2 to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K, the Company undertook a significant reorganization, including management changes, consolidation of production facilities and related actions, the actions of which were completed in 2004.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other Liabilities, as appropriate, were (in thousands):

                                                      Asset-
                                    Employee-       Related and
                                    Related           Other             Total
                                 ---------------  ---------------   ---------------
Balance December 31, 2004            $   28,218       $   14,908       $    43,126
Cash and other costs                    (15,878)          (4,043)          (19,921)
                                 ---------------  ---------------   ---------------
Balance June 30, 2005                $   12,340       $   10,865       $    23,205
                                 ===============  ===============   ===============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related and other charges are expected to be utilized by 2006.

Note 6. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                   Accumulated
                                                                 (losses)gains on       Minimum
                                                                   derivatives          Pension
                                           Translation           qualifying as        Obligation,
2005 (Dollars in thousands)                adjustments         hedges, net of tax      net of tax              Total
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004                  $   8,227               $ (5,694)           $ (110,705)          $ (108,172)
Change                                       (55,499)                 1,369                     -              (54,130)
                               ----------------------------------------------------------------------------------------
Balance June 30, 2005                      $ (47,272)              $ (4,325)           $ (110,705)          $ (162,302)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                  Accumulated
                                                                    losses on           Minimum
                                                                   derivatives          Pension
                                           Translation           qualifying as        Obligation,
2004 (Dollars in thousands)                adjustments         hedges, net of tax      net of tax              Total
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003                  $ (45,188)              $ (3,678)            $ (82,815)          $ (131,681)
Change                                       (22,917)                (5,825)                    -              (28,742)
                               ----------------------------------------------------------------------------------------
Balance June 30, 2004                      $ (68,105)              $ (9,503)            $ (82,815)          $ (160,423)
-----------------------------------------------------------------------------------------------------------------------

Note 7. Borrowings:

Debt consists of the following:

(Dollars in thousands)                                         Rate      Maturities        June 30, 2005   December 31, 2004
----------------------------------------------------------  ----------  ------------ --------------------  -----------------
Commercial paper (U.S.)                                                                        $ 91,891            $      -
Bank borrowings and overdrafts                                                                    9,707               3,651
Current portion of long-term debt                               6.45%        2006               499,435              12,306
Current portion of deferred realized gains on interest rate swaps                                13,959                   -
                                                                                          ---------------  ------------------
Total current debt                                                                              614,992              15,957
                                                                                          ---------------  ------------------

U.S. dollars                                                    6.45%        2006                     -             498,938
Japanese Yen notes                                              2.45%        2008-11            136,805             146,126
Other                                                                        2011                    50                 102
                                                                                          ---------------  ------------------
                                                                                                136,855             645,166
Deferred realized gains on interest rate swaps                                                    2,565              24,104
FAS 133 adjustment                                                                                    -                (301)
                                                                                          ---------------  ------------------
Total long-term debt                                                                            139,420             668,969
                                                                                          ---------------  ------------------
Total debt                                                                                    $ 754,412           $ 684,926
                                                                                          ===============  ==================

At June 30, 2005, commercial paper maturities did not extend beyond July 22, 2005 and the weighted average interest rate on total borrowings was 3.2% compared to 3.1% at December 31, 2004.

The 6.45% Notes mature May 15, 2006 and are accordingly classified as current at June 30, 2005. The Company, upon maturity, repaid the Yen 1.2 billion (approximately $11.7 million) notes in February 2005.

Note 8. Intangible Assets, net:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at June 30, 2005 and December 31, 2004.

(Dollars in thousands)                              June 30, 2005                        June 30, 2005
--------------------------                      Gross Carrying Value              Accumulated Amortization
                                              ------------------------           ---------------------------
Other indefinite-lived intangibles                   $   19,200                            $   1,184
Trademarks and other                                    179,452                               62,893
                                             -------------------------           ----------------------------
Total                                                $  198,652                            $  64,077
                                             =========================           ============================
(Dollars in thousands)                            December 31, 2004                    December 31, 2004
--------------------------                       Gross Carrying Value              Accumulated Amortization
                                             -------------------------           ----------------------------
Other indefinite-lived intangibles                   $   19,200                            $   1,184
Trademarks and other                                     179,452                              55,358
                                             -------------------------           ----------------------------
Total                                                $   198,652                           $  56,542
                                             =========================           ============================

Based on current balances, amortization expense is estimated to be $3.8 million per quarter for 2005, $3.7 million per quarter for 2006 through the third quarter of 2007, $2.4 million in the fourth quarter of 2007 and $1.7 million per quarter in 2008 and 2009.

Goodwill by operating segment as of June 30, 2005 and December 31, 2004 is as follows:

(Dollars in thousands)
----------------------
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

For the second quarter and six months ended June 30, 2005 and 2004, pension expense for the U.S. and non-U.S. plans included the following components:


U.S. Plans

                                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2005             2004                2005            2004
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,390          $ 2,391            $ 4,780          $ 4,782
Interest cost on projected benefit obligation                       5,200            5,070             10,400           10,140
Expected return on plan assets                                     (5,243)          (5,203)           (10,486)         (10,406)
Net amortization and deferrals                                      1,191              591              2,382            1,182
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               3,538            2,849              7,076            5,698
Defined contribution and other retirement plans                       714              851              1,504            1,539
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 4,252          $ 3,700            $ 8,580          $ 7,237
                                                            ==============   ==============      =============   ==============


Non U.S. Plans                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2005             2004                2005            2004
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,663          $ 2,336            $ 5,325          $ 4,672
Interest cost on projected benefit obligation                       7,431            6,683             14,862           13,366
Expected return on plan assets                                     (8,419)          (7,208)           (16,838)         (14,416)
Net amortization and deferrals                                      2,190            1,726              4,380            3,452
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               3,865            3,537              7,729            7,074
Defined contribution and other retirement plans                       827              740              1,644            1,486
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 4,692          $ 4,277            $ 9,373          $ 8,560
                                                            ==============   ==============      =============   ==============

The Company expects to contribute $15.0 million to its U.S. pension plans in 2005. In the second and six-month period ended June 30, 2005, no contributions were made to the Company's qualified plan and $0.7 million and $1.4 million contributions, respectively, were made to a non-qualified plan for benefit payments. The Company will contribute $11.0 million to its qualified plan in August 2005.

The Company expects to contribute $36.6 million to its non-U.S. pension plans in 2005. In the three- and six-month period ended June 30, 2005, $3.0 million and $21.7 of contributions were made to these plans, respectively. The majority of these contributions are reported in Other Assets on the Consolidated Balance Sheet.

For the second quarter and six months ended June 30, 2005 and 2004, expense recognized for postretirement benefits other than pensions included the following components:

                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                               ----------------------------------           ----------------------------------
(Dollars in thousands)                             2005                 2004                    2005                  2004
                                                ------------         ------------            ------------          -----------
Service cost for benefits earned                    $   622              $   645                 $ 1,244              $ 1,290
Interest on benefit obligation                        1,226                1,304                   2,452                2,608
Net amortization and deferrals                         (107)                 (52)                   (214)                (104)
                                                ------------         ------------            ------------          -----------
Total postretirement benefit expense                $ 1,741              $ 1,897                 $ 3,482              $ 3,794
                                                ============         ============            ============          ===========

The Company expects to contribute $3.5 million to its postretirement benefit plan in 2005; in the three- and six-month period ended June 30, 2005, respective contributions of $1.0 million and $2.1 million were made to the postretirement benefit plan.

Note 10. Commitments and Contingencies:

The Company is party to a number of lawsuits, claims and allegations. The lawsuits and claims are related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn. Certain allegations have been made concerning food flavorings provided by the Company. These allegations concern flavorings that may contain contaminants not manufactured by the Company that may exist in a flavor compound provided by the Company. The Company assesses the merits of each lawsuit, claim and allegation and the related potential financial impact. The Company recorded its expected liability with respect to the lawsuits and claims in Other Liabilities and expected recoveries from its insurance carrier group in Other Assets; amounts recorded are not material. Where an insurance receivable has been recorded, the Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims. The Company has not recorded an insurance receivable related to the product contamination issue. All known costs related to this issue have been recorded. Although the outcome of any litigation cannot be assured, the Company believes the ultimate resolution of these claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 11. Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to 2005 classifications.

Item 2.  Management's Discussion and Analysis of Results of Operations and
---------------------------------------------------------------------------
Financial Condition
--------------------

Executive Overview
------------------
         The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products.

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

   Flavors and fragrances are generally:
   - created for the exclusive use of a specific customer;
   - sold in solid or liquid form, in amounts ranging from a few kilograms to many tons depending on the nature of the end product in which they are used;
   - a small percentage of the volume and cost of the end product sold to the consumer; and
   - a major factor in consumer selection and acceptance of the product.

         Flavors and fragrances have similar economic and operational characteristics, including research and development, the nature of the creative and production processes, the manner in which products are distributed and the type of customer; many of the Company's customers purchase both flavors and fragrances.

     The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. In addition, pricing pressure placed on the Company's customers by large and powerful retailers and distributors is inevitably passed along to the Company, and its competitors. Leadership in innovation and creativity mitigates the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.
   The Company's strategic focus is:
   - To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's customers.
   - To critically evaluate the profitability and growth potential of the Company's product portfolio, and to focus on those categories and customers considered to be the best opportunities for long-term profitable growth.
   - To  focus  research  and   development   initiatives  on  those  areas
     considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

The Company has made strides to implement a number of these initiatives. On time delivery and continuous improvement in operations are supported by the global implementation of the enterprise requirements planning software package ("SAP"), and related initiatives. Product and category growth and strategic analysis of these objectives is a continual focus for management and a number of new ingredients are employed in flavor and fragrance compounds in 2005.

Operations
----------

  Second quarter 2005 sales totaled $515.6 million, declining 2% in comparison to the prior year, as reported. Sales for the 2005 quarter benefited from the strengthening of various currencies, particularly the Euro, in relation to the U.S. dollar. Had exchange rates remained constant, sales for the quarter would have decreased 4% in comparison to the prior year quarter. Fragrance sales increased 5% while flavor sales decreased 9%; on a local currency basis, fragrance sales grew 2% while flavor sales declined 11%.

  Flavor sales in the 2005 second quarter were impacted by the disposition, in the second half of 2004, of the Company's European fruit preparations business. On an as-adjusted basis, excluding $21.6 million in sales attributable to the fruit business from the 2004 second quarter, consolidated sales for the quarter would have increased 3% in dollars and been flat in local currency; on the same basis, flavor sales would have declined 2% in local currency and been flat in dollars. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla. Also in the quarter, the Company experienced a slowdown in flavor sales for products that included a contaminated raw material received from a supplier; as a result of associated production and shipment delays while quarantined raw materials were tested, second quarter sales were negatively impacted by approximately $5.0 million (1.0% of the quarter's sales).

  Fragrance sales were led by fine fragrances which increased 12% in dollars and 9% in local currency; the fine fragrance performance reflected the benefit of a number of new product wins. Chemical sales increased 6% in dollars and 3% in local currency while sales of functional fragrances were flat in dollars and declined 2% in local currency.

  Sales performance by region for the 2005 second quarter compared to the prior year quarter follows:

 - North America flavor sales declined 10% and fragrance sales were flat; in total, regional sales declined 5%. Aroma chemical and functional fragrance sales declined 2% and 3%, respectively, while fine fragrances increased 4%. New fine fragrance wins of $3.5 million drove the fine fragrance performance for the quarter. New fragrance wins completely offset the volume and price declines. New flavor wins of approximately $4.0 million partially offset the effects of product erosion and decline due to price and volume impacts.
- European fragrance sales increased 8% while flavor sales declined 21%; in total, regional sales declined 5%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 9%. Local currency fragrance sales increased 2%; aroma chemical and fine fragrance sales increased 4% and 11%, respectively, while functional fragrances declined 8%. New wins accounted for $7.2 million and was the prime driver for the fine fragrance sales growth. Functional fragrance wins did not offset the volume and price declines. Local currency flavor sales declined 25%, mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to this business from the 2004 results, 2005 flavor sales would have increased 4% in dollars and decreased 1% in local currency; this local currency decline was primarily the result of the raw material matter, previously discussed.
 - Asia Pacific sales declined 2% as a result of a local currency sales decline of 4%. Fragrance sales decreased 6% in dollars and 8% in local currency. Local currency functional fragrance sales declined 15%, mainly due to weak demand in Singapore, Malaysia, Thailand and Australia. In both flavors and fragrances approximately $4.0 million of the decline is related to erosion or the price and volume effects of existing products. Local currency flavor sales declined 1%, resulting in a 1% increase in reported dollars. For the region, Greater China, Vietnam and Singapore were strongest, with respective local currency flavor sales increases of 11%, 11% and 17%; the flavor growth was offset by weakness in the Philippines, Indonesia and Australia which declined 7%, 9% and 6%, respectively.
 - Latin American sales increased 13% with fragrance and flavor sales increasing 13% and 14%, respectively. For the region, sales growth was strongest in Argentina, Brazil and Mexico which grew 21%, 17% and 15%, respectively. Fragrance sales were strongest in Argentina, Brazil and Mexico, with respective increases of 27%, 15% and 15%. Fragrance sales grew in all categories with increases of 15%, 12% and 14% in fine fragrances, functional fragrances and aroma chemical sales, respectively. Fine fragrance sales benefited primarily from new wins while functional fragrances benefited both from new wins and volume growth in the region. Flavor sales were led by respective increases of 18%, 21% and 23% in Mexico, Columbia and Brazil. In both flavors and fragrances new wins of $5.0 million and volume increases of $6.0 million offset some declines in existing products.
 - India reported 16% sales growth in local currency and 17% in dollars. Local currency fragrance sales increased 16% and 18% in dollars, while flavor sales increased 17% in both local currency and dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product introductions; however, flavor growth was also aided by substantial volume improvements.

  The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2005 and 2004 are detailed below.

                                            Second Quarter
                                       -------------------------
                                          2005          2004
                                       -----------   -----------
Cost of Goods Sold                        58.0%         56.4%
Research and Development Expenses          8.6%          8.5%
Selling and Adminstrative Expenses        16.1%         15.9%

  In the quarter, cost of goods sold, as a percentage of sales, was 58.0% compared to 56.4% in the prior year. The increase was mainly attributable to increased raw material costs and customer resistance to price increases, as well as lower selling prices for naturals, most notably vanilla. Cost of goods sold was also impacted by costs attributable to the raw material contamination matter noted above; in the quarter, the Company expensed approximately $3.0 million in associated costs, comprised mainly of additional testing costs and the write-off of affected materials. As previously announced the Company will seek full indemnification from its supplier, the supplier's insurers and, to the extent required, its own insurers with regard to any potential costs and customer claims.

  Research and Development ("R&D") expenses totaled 8.6% of sales compared to 8.5% in the prior year quarter, consistent with the Company's intended level of R&D spending.

  Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 16.1% from 15.9%. SG&A expenses include $1.6 million of RSU and equity compensation expense compared to $1.1 million expense included in the 2004 second quarter results. However, this increase was offset by lower accruals under the Company's various incentive plans compared to the 2004 quarter.

  Even though interest rates rose since the prior year quarter, interest expense decreased 1%, as a result of lower average debt levels compared to the prior year. The weighted average interest rate on total borrowings during the second quarter of 2005 was 3.2% compared to 2.9% for the 2004 second quarter.

  The effective tax rate for the 2005 second quarter was 30.8% compared to 31.2% reported in the prior year quarter. Variations in the effective rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates.

  For the six-month period ended June 30, 2005, sales totaled $1,038.6 million, declining 2% in comparison to the prior year period, as reported. Reported sales for 2005 benefited from the strengthening of various currencies, particularly the Euro, in relation to the U.S. dollar. Had exchange rates remained constant, sales for the six-month period ended June 30, 2005 would have decreased 4% compared to the prior year period. For the 2005 period, fragrance sales increased 4% while flavor sales declined 9%; on a local currency basis, fragrance sales grew 2% while flavor sales declined 11%.

  Flavor sales in the 2005 period were impacted by the disposition, in the second half of 2004, of the Company's European fruit preparations business. On an as-adjusted basis, excluding $46.2 million in sales attributable to the fruit business from the 2004 period, 2005 sales would have increased 1% in dollars and declined 2% in local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla, and by the raw material matter that occurred in the 2005 second quarter, as discussed above.

  Sales performance by region for the 2005 six-month period compared to the prior year follows:

- North America fragrance and flavor sales declined 2% and 9%, respectively; in total, regional sales declined 5%. Functional fragrance and fine fragrance sales declined 5% and 1%, respectively, while aroma chemical sales increased 3%. Sales of both fragrances and flavors had a difficult comparative with the first half of 2004 when sales grew 10% and 11%, respectively. New flavor wins of approximately $6.0 million could not offset the effects of price erosion and volume.

- Europe sales declined 10% in local currency and 5% in dollars. Fragrance sales increased 2% in local currency, resulting in an 8% increase in reported dollar sales. Local currency fine fragrance sales increased 14%, driven mainly by new wins of $12.2 million while functional fragrances declined 7% and aroma chemical sales were flat. Local currency flavor sales declined 25% mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to this business from the 2004 results, 2005 flavor sales would have increased 4% in dollars and declined 1% in local currency. Product contamination issues also impacted flavor sales in Europe, as discussed above.
- Local currency sales in Asia Pacific decreased 1%, resulting in a 1% increase in reported dollar sales. Fragrance sales decreased 3% in local currency and 2% in reported dollars; local currency flavor sales increased 1% and 3% in reported dollars. For the region, sales growth was strongest in Vietnam and China, with respective local currency increases of 59% and 4%. For the six-month period, new wins in flavors and fragrances were approximately $3.5 million and erosion was approximately $4.0 million.
- Latin American sales increased 9% in comparison to the prior year. Flavor sales increased 10%, benefiting from increases of 9%, 15% and 26% in Argentina, Brazil and Mexico, respectively. Fragrance sales increased 9% with Argentina, Mexico and Brazil increasing 22%, 7% and 11%, respectively. New wins in all product categories were approximately $11.0 million and volume increases exceeded the effects of existing product erosion.
- India sales increased 15% in local currency and 16% in reported dollars. This performance was led by both a 17% local currency and reported dollar increase in flavor sales with fragrance sales increasing 13% in local currency and 15% in reported dollars in comparison to the prior year period. In both flavors and fragrances, the sales performance reflected the benefit of new wins which exceeded product erosion and volume improvements that approximated 9% of the increase.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six months 2005 and 2004 are detailed below.

                                                    First Six Months
                                                   -----------------
                                                    2005         2004
                                                   ------       ------
    Cost of Goods Sold                              58.5%       56.9%
    Research and Development Expenses                8.6%        8.4%
    Selling and Administrative Expenses             16.1%       16.3%

Cost of goods sold, as a percentage of net sales, increased in the first half and was mainly attributable to increased raw material costs and customer resistance to price increases, as well as declining selling prices for naturals, most notably vanilla and a slowdown in order and sales activity related to product contamination. Cost of goods sold was also impacted by lower expense absorption attributable to the facility closure in Dijon and the cost of transfer of related production to other manufacturing locations; production at the Dijon facility ceased in March 2005.

R&D expenses totaled 8.6% of sales compared to 8.4% in the prior year period, consistent with the Company's intended level of R&D spending.

SG&A expenses, as a percentage of sales, decreased to 16.1% from 16.3%. SG&A expenses include $3.3 million of RSU and equity compensation expense compared to $1.4 million expense included in the 2004 results; however, this added expense was offset mainly by lower accruals under the Company's various incentive plans than those recorded in the prior year based on the first six months quarter's sales and operating performance.

Interest expense declined 7% from the prior year as a result of lower debt levels compared to the prior year. The weighted average interest rate on total borrowings during the first six months of 2005 was 3.2% compared to 2.8% for the first six months of 2004.

The effective tax rate for the first six months of 2005 was 31.0% compared to 31.3% for 2004. Variations in the effective rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates. The 2005 tax rate does not contemplate the effect, if any, that may arise as a result of repatriation from overseas subsidiaries as envisioned under the American Jobs Creation Act of 2004; the Company expects to determine the amounts and sources, if any, of foreign earnings to be repatriated in the second half of 2005.

Restructuring and Other Charges
-------------------------------

As described in Note 2 to the Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K, the Company undertook a significant reorganization, including management changes, consolidation of production facilities and related actions, the actions of which were completed in 2004.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other Liabilities as appropriate, were (in millions):

                                                                  Asset-
                                                  Employee-    Related and
                                                   Related         Other          Total
                                                -------------  ------------   ------------
Balance December 31, 2004                            $ 28.2         $ 14.9         $ 43.1
Cash and other costs                                  (15.9)          (4.0)         (19.9)
                                                ------------   ------------   ------------
Balance June 30, 2005                                $ 12.3         $ 10.9         $ 23.2
                                                ============   ============   ============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related and other charges are expected to be utilized by 2006.

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $60.2 million at June 30, 2005. Working capital at June 30, 2005 was $42.6 million compared to $561.8 million at December 31, 2004. Gross additions to property, plant and equipment during the second quarter and six-month period ended June 30, 2005 were $22.5 million and $38.1 million, respectively. The Company expects additions to property, plant and equipment to approximate $90.0 to $95.0 million for the full year 2005 as it completes work on its new chemical facility in China and its new creative center in India.

At June 30, 2005, the Company's outstanding commercial paper had an average interest rate of 3.3%. Commercial paper maturities did not extend beyond July 22, 2005. Bank borrowing, overdrafts and the current portion of long-term debt is $523.1 million at June 30, 2005, including $499.4 million of the Company's Notes maturing in May 2006. The Company currently anticipates that all financing requirements will be funded from operations and from credit facilities currently in place. The Company expects to be able to renew its credit facilities at terms comparable to its existing facilities. Cash flows from operations are expected to be sufficient to fund the Company's anticipated normal capital spending, dividends and other expected requirements for at least the next twelve to eighteen months.

In January and April 2005, the Company paid a quarterly cash dividend of $.175 per share to shareholders; an increase from the prior year quarter of $.16 per share. In May 2005, the Board of Directors increased the dividend by 5.7% to $.185 per share effective with the July payment.

Under the share repurchase program of $100.0 million authorized in July 2004, the Company repurchased approximately 0.8 million shares and 1.6 million shares in the three - and six - month periods ended June 30, 2005 at a cost of $31.0 million and $61.0 million, respectively. At June 30, 2005, the Company had $14.6 million remaining under this repurchase plan. In May 2005, the Company's Board of Directors authorized a new share repurchase program of $200.0 million; this program is expected to be completed over the next 24 to 30 months. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

Non-GAAP Financial Measures
---------------------------

The discussion of the Company's 2005 second quarter and six-month results exclude the impact of certain restructuring and other charges recorded in 2004 related to the Company's reorganization plan as well as the effects of exchange rate fluctuations and certain non-core businesses disposed of in 2004. Such non-core business information, as included in this form 10-Q as well as further detailed in a report on form 8-K filed on July 27, 2005, is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of the 2004 restructuring and other charges as well as ongoing exchange rate fluctuations and the non-core businesses disposed of in 2004 may have on the Company's operating results and financial condition. In addition, management reviews the non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance related to the Company's core business.

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Statements in this Quarterly Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Certain of such forward-looking statements may be identified by such words as "expect," "believe," "may," "outlook," "guidance," and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price, quality and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the outcome of uncertainties related to litigation; uncertainties related to any potential claims and rights of indemnification or other recovery for customer and consumer reaction to the contamination issue; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings
            -----------------

         The Company is subject to various claims and legal actions in the ordinary course of its business.

         Since September 2001, the Company has been involved in actions where plaintiffs allege respiratory injuries in the workplace due to the use by their employers of an International Flavors & Fragrances Inc. ("IFF") and/or Bush Boake Allen Inc. ("BBA") flavor. See the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 under "Legal Proceedings". In June 2005 the Company was dismissed from an action against it by a current worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa on the grounds that it did not sell to the employer of this worker the flavor alleged to have caused the worker's alleged injury. Although not served, the Company was informed in July 2005, that it has been joined, along with a number of other flavor and chemical suppliers, in an action in the Circuit Court of Cook County, Illinois by one former employee of a Chicago area facility alleging respiratory injuries due to alleged exposure in the workplace of such facility to flavoring products containing diacetyl. As regards the cases pending in the Circuit Court of Jasper County, Missouri, on May 31, 2005 one case was resolved by a confidential settlement, and on July 19, 2005, there was a jury verdict in favor of an additional plaintiff and his spouse, awarding approximately $2.75 million in compensatory damages. IFF believes that the verdict is not supported by the evidence or the law and is evaluating an appeal of this decision.

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

         At each balance sheet date the Company reviews the status of each of these claims, as well as its insurance coverage for such claims with due consideration of potentially applicable deductibles, retentions and reservations of rights under its insurance policies, and, on an ongoing basis, the advice of its outside legal counsel, with respect to all of these matters. Ultimate outcome of any litigation cannot be predicted with certainty; management believes that adequate provision has been made with respect to such pending claims. In addition, based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity. There can be no assurance, however, that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that had not been previously accrued because it was not considered probable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                     Total Number of Shares
                        Total Number of                         Purchased as Part of         Maximum Dollar Value of Shares
                        Shares Purchased   Average Price        Publicly Announced            that may yet be purchased under
                              (1)          Paid per Share          Program  (1)                  the Programs (1)(2)
                        ------------------ ------------------ ------------------------------ ---------------------------------
  April  1 - 30, 2005       312,400           $38.05                  312,400                      $ 33,670,794
  May    1 - 31, 2005       260,000           $37.66                  260,000                      $223,879,044
  June   1 - 30, 2005       259,600           $35.92                  259,600                      $214,554,263


(1) An aggregate of 832,000 shares of common stock were repurchased during the second quarter of 2005 under a repurchase program announced in July 2004. Under the program, the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock.

(2) The Board of Directors approved an additional share repurchase program of $200.0 million of its common stock in May 2005.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on May 10, 2005:


                                                Votes             Authority
                                               Cast For           Withheld
1.)      Election of Directors
        --------------------------------- ----------------- ----------------
        Margaret Hayes Adame                    85,180,228        1,298,609
        Gunter Blobel                           85,527,835          951,002
        J. Michael Cook                         84,671,204        1,807,633
        Peter A. Georgescu                      85,847,600          631,237
        Richard A. Goldstein                    85,462,434        1,016,403
        Alexandra A. Herzan                     85,844,332          634,505
        Henry W. Howell, Jr.                    85,457,794        1,021,043
        Arthur C. Martinez                      84,744,393        1,734,444
        Burton M. Tansky                        85,846,890          631,947


2.) For Against Abstentions Broker

                                                                                            Broker
                                           For           Against           Abstentions     Non-Votes
        ---------------------------- --------------- ---------------- ----------------- ------------
        Ratification of                 84,603,405      1,357,850           517,581           ---
        PricewaterhouseCoopers LLP
        as the registered public
        accounting firm
        ---------------------------- --------------- ---------------- ----------------- ------------


Item 6.       Exhibits
              --------

  10.1 Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among the Company, Wachovia Bank, N.A. (formerly First Union National Bank), and Buck Consultants LLC, An ACS Company (formerly Buck Consultants Inc.).

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


  Dated:  August 5, 2005       By:      /s/ DOUGLAS J. WETMORE
                                  ---------------------------------------
                                   Douglas J. Wetmore, Senior Vice President and
                                          Chief Financial Officer



  Dated:  August 5, 2005       By:      /s/ DENNIS M. MEANY
                                 ----------------------------------------
                                    Dennis M. Meany, Senior Vice President,
                                         General Counsel and Secretary

                                  EXHIBIT INDEX

  Number   Description
 -------   ------------

  10.1 Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among the Company, Wachovia Bank, N.A. (formerly First Union National Bank), and Buck Consultants LLC, An ACS Company (formerly Buck Consultants Inc.).

  31.1 Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Richard A. Goldstein and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                                                                  Exhibit 10.1


                          AMENDMENT TO THE RABBI TRUST
                   FOR INTERNATIONAL FLAVORS & FRAGRANCES INC.


AMENDMENT TO THE AGREEMENT DATED OCTOBER 4, 2000 (the "Trust Agreement") between International Flavors & Fragrances Inc., a New York corporation (the "Corporation"), Wachovia Bank, N.A. (formerly First Union National Bank), a banking organization organized and existing under the laws of the State of North Carolina (the "Trustee"), and Buck Consultants LLC, An ACS Company (formerly Buck Consultants Inc.), a corporation whose place of business is in the State of New York (the "Benefit Determiner"). Capitalized terms not otherwise defined in this Amendment have the same meanings as specified in the Trust Agreement.

         WHEREAS, on October 22, 2002 the Board of Directors of the Corporation approved resolutions amending the Trust to update the Plans covered by the Trust and to add certain additional Plans; and

         WHEREAS, the Corporation, the Trustee and the Benefit Determiner have agreed to amend the Trust Agreement as hereinafter set forth.

         NOW THEREFORE,

         1. Pursuant to Section 13.1 of the Trust Agreement, the Corporation, the Trustee and the Benefit Determiner acknowledge and agree that, effective as of October 22, 2002, Appendix A to the Trust Agreement shall be amended and restated in its entirety and shall be replaced by Appendix A attached hereto.

         2. Except as set forth herein, the Trust Agreement, as specifically amended by this Amendment, is and shall continue to be in full force and effect and is hereby in all respects ratified and confirmed. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of any party to the Trust Agreement, nor constitute a waiver of any provision of the Trust Agreement.

         3. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

         4. This Amendment shall be governed by, and construed and interpreted under, the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.



                    INTERNATIONAL FLAVORS & FRAGRANCES INC.


                    By:      /s/ Dennis M. Meany
                             -------------------
                             Name:  Dennis M. Meany
                             Title: Senior Vice President,
                                    General Counsel & Secretary

                             Date:    August 2, 2005


                    Wachovia Bank, N.A.


                    By:      /s/ Cecelia J. Campbell
                             ------------------------
                             Name: Cecelia J. Campbell
                             Title: Vice President

                             Date:   July 28, 2005





                    Buck Consultants LLC


                    By:      /s/ Kenneth W. Pflug
                              ---------------------
                             Name:  Kenneth W. Pflug
                             Title: Director, Consulting Actuary

                             Date:  July 27, 2005

                                                                  Appendix A




                            RABBI TRUST LIST OF PLANS
                            -------------------------


               1.   Management Incentive Compensation Plan

               2.   Special Executive Bonus Plan

               3.   Supplemental Retirement Investment Plan

               4.   Supplemental Retirement Plan (Pension)

               5.   Executive Separation Policy

               6.   Post Employment Medical and Life Insurance Policy

               7.   Third Country National Pension Plan

               8.   Supplemental Retirement Plans

               9.   Deferred Compensation Plan

               10.  Annual Incentive Plan

               11.  Long-term Incentive Plan

               12.  Restated and Amended Executive Separation Policy

               13. Memorandum of Understanding dated April 13, 2000 between IFF and Richard A. Goldstein, including July 2000 explanatory memo

               14. Agreement dated July 25, 2001 between IFF and Carlos A. Lobbosco

               15. Perquisites such as financial tax planning, health club membership, automobile etc.

                                                               Exhibit 31.1
                                  CERTIFICATION

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

Dated: August 5, 2005
                                            By: /s/ Richard A. Goldstein
                                              -------------------------------
                                           Name: Richard A. Goldstein
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer

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

Dated: August 5, 2005

                                            By: /s/ Douglas J. Wetmore
                                         -------------------------------
                                        Name:   Douglas J. Wetmore
                                        Title:  Senior Vice President and
                                                Chief Financial Officer

                                                                  Exhibit 32


        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Goldstein, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Richard A. Goldstein
----------------------------------
Name:    Richard A. Goldstein
Title:   Chairman of the Board and
         Chief Executive Officer
Dated:   August 5, 2005



By: /s/ Douglas J. Wetmore
-------------------------------
Name:    Douglas J. Wetmore
Title:   Senior Vice President and
         Chief Financial Officer
Dated:   August 5, 2005