Form 10-Q
period 2005-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2005-11-09
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2005
                  ---------------------------------------------

                         Commission file number 1-4858
                         -----------------------------

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.
                    ---------------------------------------

             (Exact name of registrant as specified in its charter)


             New York                                 13-1432060
-------------------------------------       -----------------------------------
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                  Identification No.)


                521 West 57th Street, New York, N.Y. 10019-2960
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). Yes [|X|] No[ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[|X|]

Number of shares outstanding as of October 28, 2005:  92,883,867

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                        9/30/05        12/31/04
----------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                          $        28,288 $       32,596
     Short-term investments                                                                         359            399
     Trade receivables                                                                          353,935        353,442
     Allowance for doubtful accounts                                                            (15,107)       (17,663)

     Inventories:      Raw materials                                                            200,466        197,782
                       Work in process                                                           12,185         12,759
                       Finished goods                                                           224,643        246,663
                                                                                           -------------  -------------
                      Total Inventories                                                         437,294        457,204
     Deferred income taxes                                                                       71,058         79,267
     Other current assets                                                                        89,515         56,125
                                                                                           -------------  -------------
     Total Current Assets                                                                       965,342        961,370
                                                                                           -------------  -------------
Property, Plant and Equipment, at cost                                                        1,026,887      1,031,478
Accumulated depreciation                                                                       (532,707)      (530,144)
                                                                                           -------------  -------------
                                                                                                494,180        501,334
                                                                                           -------------  -------------
Goodwill                                                                                        647,566        647,566
Intangibles Assets, net                                                                         130,807        142,110
Other Assets                                                                                    177,258        110,914
                                                                                           -------------  -------------
Total Assets                                                                            $     2,415,153 $    2,363,294
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         9/30/05        12/31/04
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings, overdrafts and current portion of long-term debt                  $       513,374 $       15,957
     Commercial paper                                                                            39,235              -
     Accounts payable                                                                            98,720        103,978
     Accrued payrolls and bonuses                                                                11,719         53,452
     Dividends payable                                                                           17,281         16,571
     Income taxes                                                                                44,187         30,339
     Restructuring and other charges                                                             12,184         38,312
     Other current liabilities                                                                  190,889        140,913
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  927,589        399,522
                                                                                           -------------  -------------
Other Liabilities:
     Long-term debt                                                                             136,374        668,969
     Deferred gains                                                                              68,469         70,428
     Retirement liabilities                                                                     224,715        226,695
     Other Liabilities                                                                          129,455         87,193
                                                                                           -------------  -------------
     Total Other Liabilities                                                                    559,013      1,053,285
                                                                                           -------------  -------------
Commitments and Contingencies (Note 10)

Shareholders' Equity:
     Common stock 12 1/2(cent) par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                             14,470         14,470
     Capital in excess of par value                                                              75,018         79,498
     Restricted stock                                                                              (510)          (870)
     Retained earnings                                                                        1,754,011      1,627,386
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (41,044)         8,227
          Accumulated losses on derivatives qualifying as hedges (net of tax)                    (3,628)        (5,694)
          Minimum pension liability adjustment (net of tax)                                    (110,705)      (110,705)
                                                                                           -------------  -------------
                                                                                              1,687,612      1,612,312
     Treasury stock, at cost - 22,453,640 shares in 2005 and 21,088,993 shares in 2004         (759,061)      (701,825)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 928,551        910,487
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                              $     2,415,153 $    2,363,294
                                                                                           =============  =============

          See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                       3 Months Ended 9/30
                                                                                 --------------------------------
                                                                                      2005             2004
                                                                                 ---------------  ---------------
Net Sales                                                                             $ 493,118        $ 506,229
                                                                                 ---------------  ---------------

Cost of goods sold                                                                      286,712          289,052
Research and development expenses                                                        44,651           43,124
Selling and administrative expenses                                                      86,022           83,694
Amortization                                                                              3,768            3,709
Restructuring and other charges                                                               -           19,950
Interest expense                                                                          6,566            6,041
Other (income) expense, net                                                                (854)             324
                                                                                 ---------------  ---------------
                                                                                        426,865          445,894
                                                                                 ---------------  ---------------
Income before taxes on income                                                            66,253           60,335
Taxes on income (benefit)                                                                (2,319)          18,030
                                                                                 ---------------  ---------------
Net income                                                                               68,572           42,305

Other comprehensive income:
     Foreign currency translation adjustments                                             6,228           12,882
     Accumulated gains on derivatives qualifying as hedges (net of tax)                     697            2,881
                                                                                 ---------------  ---------------
Comprehensive income                                                                   $ 75,497         $ 58,068
                                                                                 ===============  ===============

Net income per share - basic                                                              $0.73            $0.45

Net income per share - diluted                                                            $0.72            $0.44

Average number of shares outstanding - basic                                             93,380           94,172

Average number of shares outstanding - diluted                                           94,622           95,498

Dividends declared per share                                                             $0.185           $0.175

                                                                                       9 Months Ended 9/30
                                                                                 --------------------------------
                                                                                      2005             2004
                                                                                 ---------------  ---------------

Net Sales                                                                           $ 1,531,748      $ 1,565,421
                                                                                 ---------------  ---------------

Cost of goods sold                                                                      894,174          891,554
Research and development expenses                                                       133,784          132,114
Selling and administrative expenses                                                     253,632          256,604
Amortization                                                                             11,303           11,117
Restructuring and other charges                                                               -           27,666
Interest expense                                                                         18,204           18,612
Other (income) expense, net                                                              (3,968)           3,054
                                                                                 ---------------  ---------------
                                                                                      1,307,129        1,340,721
                                                                                 ---------------  ---------------
Income before taxes on income                                                           224,619          224,700
Taxes on income                                                                          46,791           69,535
                                                                                 ---------------  ---------------
Net income                                                                              177,828          155,165

Other comprehensive income:
     Foreign currency translation adjustments                                           (49,271)         (10,035)
     Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)          2,066           (2,944)
                                                                                 ---------------  ---------------
Comprehensive income                                                                  $ 130,623        $ 142,186
                                                                                 ===============  ===============

Net income per share - basic                                                              $1.89            $1.65

Net income per share - diluted                                                            $1.87            $1.63

Average number of shares outstanding - basic                                             93,860           94,114

Average number of shares outstanding - diluted                                           95,301           95,318

Dividends declared per share                                                             $0.545           $0.510

     See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                  9 Months Ended 9/30,
                                                                                  2005             2004
                                                                             -------------    -------------
Cash flows from operating activities:
Net income                                                                $       177,828 $        155,165
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                 69,546           68,388
     Deferred income taxes                                                        (25,667)          (5,411)
     Gain on disposal of assets                                                    (2,005)         (17,111)
     Changes in assets and liabilities:
          Current receivables                                                     (44,827)         (51,315)
          Inventories                                                              (1,769)           5,149
          Current payables                                                          4,576           38,127
          Increase in other assets, net                                           (78,722)          (9,690)
          Increase in other liabilities, net                                       42,634            7,265
                                                                             -------------    -------------
Net cash provided by operations                                                   141,594          190,567
                                                                             -------------    -------------
Cash flows from investing activities:
     Net change in short-term investments                                              35                -
     Additions to property, plant and equipment                                   (61,284)         (41,080)
     Proceeds from disposal of assets                                                 756           37,948
                                                                             -------------    -------------
Net cash used in investing activities                                             (60,493)          (3,132)
                                                                             -------------    -------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                          (50,493)         (46,677)
     Net change in bank borrowings and overdrafts                                   2,044           (2,877)
     Net change in commercial paper outstanding                                    39,235         (136,964)
     Repayments of long-term debt                                                 (11,653)          (1,085)
     Proceeds from issuance of stock under stock option and
          employee stock purchase plans                                            21,897           52,775
     Purchase of treasury stock                                                   (83,613)         (50,328)
                                                                             -------------    -------------
Net cash used in financing activities                                             (82,583)        (185,156)
                                                                             -------------    -------------
Effect of exchange rate changes on cash and cash equivalents                       (2,826)             (96)
                                                                             -------------    -------------
Net change in cash and cash equivalents                                            (4,308)           2,183
Cash and cash equivalents at beginning of year                                     32,596           12,081
                                                                             -------------    -------------
Cash and cash equivalents at end of period                                $        28,288 $         14,264
                                                                             =============    =============

Interest paid                                                             $        19,751 $         19,766

Income taxes paid                                                         $        41,012 $         80,576


Non-cash investing activity:
   Asset write-down charges associated with the Company's
     restructuring activities                                             $            -  $          7,730

          See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in the Company's 2004 Annual Report on Form 10-K ("2004 Form 10-K"). We have consistently applied the accounting policies described in the 2004 Form 10-K in preparing these unaudited interim financial statements. In the opinion of the Company's management, all adjustments necessary for a fair statement of the results for the interim periods have been made.

Note 1. New Accounting Pronouncements:

Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("FAS 123 (R)"), was issued in December 2004. The standard is effective for the first annual reporting period beginning after June 15, 2005. FAS 123 (R) supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires companies to record stock option expense in its financial statements based on a fair value methodology. The Company has three alternatives available for implementation and is evaluating the impact of adopting this standard under each alternative as well as which alternative it will choose.

Note 2. Stock Plans:

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock plans. No compensation expense for stock options is reflected in net earnings, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of grant. Beginning in 2004, the Company granted restricted stock units ("RSU's") as an element of its equity compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's senior management is both performance and time based, and for the remainder of the eligible employees, vesting is time based; the vesting period is generally three years from date of grant. The Company continues to issue stock options for a small group of overseas employees. Net income, as reported, includes pre-tax compensation expense related to restricted stock and RSU's of $2.7 million and $7.4 million in the third quarter and nine-month period ended September 30, 2005, respectively, and $2.4 million and $5.0 million for all equity-based awards in the third quarter and nine-month period ended September 30, 2004, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 for the periods presented:

                                                            Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                                          ------------------------------   -------------------------------
(Dollars in thousands except per share amounts)                2005             2004            2005              2004
--------------------------------------------------------- ---------------    ------------   --------------    -------------
Net income, as reported                                         $ 68,572        $ 42,305        $ 177,828        $ 155,165
Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                                 1,997           3,139            5,794           10,612
                                                          --------------    ------------   --------------    -------------
Pro-forma net income                                            $ 66,575        $ 39,166        $ 172,034        $ 144,553
                                                          ==============    ============   ==============    =============
Net income per share:
     Basic - as reported                                           $0.73           $0.45            $1.89            $1.65
     Basic - pro-forma                                             $0.71           $0.42            $1.83            $1.54
     Diluted - as reported                                         $0.72           $0.44            $1.87            $1.63
     Diluted - pro-forma                                           $0.70           $0.41            $1.81            $1.52

These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Note 3.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                        ----------------------------------------  ---------------------------------------
(Shares in thousands)                         2005                 2004                 2005                 2004
-----------------------                     --------             --------             --------             ----------
Basic                                       93,380               94,172               93,860               94,114
Assumed conversion under stock plans         1,242                1,326                1,441                1,204
Diluted                                     94,622               95,498               95,301               95,318


Stock options to purchase 798,000 and 723,454 shares were outstanding for the third quarter and the first nine months of 2005, respectively, and 711,500 and 828,833 shares for the third quarter and first nine months of 2004, respectively, but were not included in the computation of diluted net income per share for the respective periods because the options' exercise prices were greater than the average market price of the common shares in the respective periods.

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

The Company's reportable segment information follows:

                                                           Three Months Ended September 30, 2005
                         ------------------------------------------------------------------------------------------------------
                          North                                 Latin         Asia         Global      Elimina
(Dollars in thousands)   America      Europe        India      America       Pacific       Expenses     -tions    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers               $ 154,659     $ 178,636    $ 14,208     $ 61,577      $ 84,038                  $      -     $ 493,118
Transfers between areas    17,698        47,907          17           98        11,520                    (77,240)          -
                        -------------------------------------------------------------------------------------------------------
Total sales             $ 172,357     $ 226,543    $ 14,225     $ 61,675      $ 95,558                  $ (77,240)   $ 493,118
                        =======================================================================================================
Segment profit          $  11,708     $  44,789    $  3,302     $  6,079      $ 16,551     $ (9,074)    $  (1,390)   $  71,965
Restructuring and
other charges                  -             -           -            -             -            -             -            -
                       --------------------------------------------------------------------------------------------------------
Operating profit        $  11,708     $  44,789    $  3,302     $  6,079      $ 16,551     $ (9,074)    $  (1,390)   $  71,965
                       ==========================================================================================
Interest expense                                                                                                        (6,566)
Other income (expense), net                                                                                                854
                                                                                                                   ------------
Income before taxes on income                                                                                        $  66,253
                                                                                                                   ============

                                                           Three Months Ended September 30, 2004
                        -------------------------------------------------------------------------------------------------------
                          North                                 Latin         Asia         Global      Elimina
(Dollars in thousands)   America      Europe        India      America       Pacific       Expenses     -tions    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers               $ 165,548     $ 193,578    $ 11,845     $ 55,516      $ 79,742                  $     -      $ 506,229
Transfers between areas    20,096        44,549          60          324         8,890                    (73,919)          -
                        -------------------------------------------------------------------------------------------------------
Total sales             $ 185,644     $ 238,127    $ 11,905     $ 55,840      $ 88,632                  $ (73,919)   $ 506,229
                        =======================================================================================================
Segment profit          $  20,809     $  54,137    $  2,880     $  7,342      $ 15,386    $ (11,946)    $  (1,958)   $  86,650
Restructuring and
other charges              (5,052)      (14,177)         -            -           (721)          -             -       (19,950)
                        -------------------------------------------------------------------------------------------------------
Operating profit        $  15,757     $  39,960    $  2,880     $  7,342      $ 14,665    $ (11,946)    $  (1,958)   $  66,700
                        =========================================================================================
Interest expense                                                                                                        (6,041)
Other income (expense), net                                                                                               (324)
                                                                                                                  -------------
Income before taxes on income                                                                                        $  60,335
                                                                                                                  =============

                                                           Nine Months Ended September 30, 2005
                        -------------------------------------------------------------------------------------------------------
                          North                                 Latin         Asia         Global      Elimina
(Dollars in thousands)   America      Europe        India      America       Pacific       Expenses     -tions    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers               $ 466,829     $ 589,276    $ 46,161    $ 182,317     $ 247,165                 $      -    $ 1,531,748
Transfers between areas    58,059       146,669          21          536        32,758                   (238,043)         -
                        -------------------------------------------------------------------------------------------------------
Total sales             $ 524,888     $ 735,945    $ 46,182    $ 182,853     $ 279,923                 $ (238,043) $ 1,531,748
                        =======================================================================================================
Segment profit          $  42,557     $ 157,152    $ 11,319    $  18,418     $  45,444    $ (33,485)   $   (2,550) $   238,855
Restructuring and
other charges                  -           -             -            -             -            -             -           -
                        -------------------------------------------------------------------------------------------------------
Operating profit         $ 42,557     $ 157,152    $ 11,319    $  18,418     $  45,444    $ (33,485)   $   (2,550) $   238,855
                        =========================================================================================
Interest expense                                                                                                       (18,204)
Other income (expense), net                                                                                              3,968
                                                                                                                  -------------
Income before taxes on income                                                                                      $   224,619
                                                                                                                  =============

                                                           Nine Months Ended September 30, 2004
                        -------------------------------------------------------------------------------------------------------
                          North                                 Latin         Asia         Global      Elimina
(Dollars in thousands)   America      Europe        India      America       Pacific       Expenses     -tions    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated
customers               $ 491,151     $ 629,772    $ 39,449    $ 165,014     $ 240,035                 $      -    $ 1,565,421
Transfers between areas    60,200       141,259       1,430          734        22,566                   (226,189)          -
                        -------------------------------------------------------------------------------------------------------
Total sales             $ 551,351     $ 771,031    $ 40,879    $ 165,748     $ 262,601                 $ (226,189) $ 1,565,421
                        =======================================================================================================
Segment profit          $  63,917     $ 179,029    $ 10,027    $  20,696     $  43,575    $ (41,130)   $   (2,082) $   274,032
Restructuring and
other charges              (7,400)      (19,545)         -            -           (721)          -             -       (27,666)
                        -------------------------------------------------------------------------------------------------------
Operating profit        $  56,517     $ 159,484    $ 10,027    $  20,696     $  42,854    $ (41,130)   $   (2,082) $   246,366
                        =========================================================================================
Interest expense                                                                                                       (18,612)
Other income (expense), net                                                                                             (3,054)
                                                                                                                  -------------
Income before taxes on income                                                                                      $   224,700
                                                                                                                  =============

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

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other Liabilities, as appropriate, were (in thousands):

                                                    Asset-
                                     Employee-    Related and
                                      Related        Other           Total
                                  ------------- -------------  -------------
Balance December 31, 2004             $ 28,218    $ 14,908       $ 43,126
Cash and other costs                   (19,053)     (7,539)       (26,592)
                                  ------------- -------------  -------------
Balance September 30, 2005             $ 9,165     $ 7,369       $ 16,534
                                  ============= ============   =============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related and other charges are also expected to be utilized by 2006.

Note 6. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

                                                                     Accumulated
                                                                  (losses) gains on             Minimum
                                                                     derivatives                Pension
                                             Translation             qualifying as             Obligation,
2005 (Dollars in thousands)                  adjustments          hedges, net of tax           net of tax            Total
-------------------------------         ----------------------------------------------------------------------------------------
Balance December 31, 2004                          $   8,227                $ (5,694)           $ (110,705)          $ (108,172)
Change                                               (49,271)                  2,066                     -              (47,205)
                                        ---------------------  ---------------------- --------------------- --------------------
Balance September 30, 2005                         $ (41,044)               $ (3,628)           $ (110,705)          $ (155,377)
                                        =====================  ====================== ===================== ====================

                                                                     Accumulated
                                                                  (losses) gains on             Minimum
                                                                     derivatives                Pension
                                             Translation             qualifying as             Obligation,
2005 (Dollars in thousands)                  adjustments          hedges, net of tax           net of tax            Total
-------------------------------         ----------------------------------------------------------------------------------------
Balance December 31, 2003                          $ (45,188)               $ (3,678)            $ (82,815)          $ (131,681)
Change                                               (10,035)                 (2,944)                    -              (12,979)
                                        ---------------------  ---------------------- --------------------- --------------------
Balance September 30, 2004                         $ (55,223)               $ (6,622)            $ (82,815)          $ (144,660)
                                        =====================  ====================== ===================== ====================

Note 7. Borrowings:

Debt consists of the following:

                                                                                               September 30,       December 31,
(Dollars in thousands)                                               Rate      Maturities          2005               2004
----------------------------------------------------------         ---------- ------------- ------------------  -----------------
Commercial paper (U.S.)                                                                             $  39,235          $       -
Bank borrowings and overdrafts                                                                          4,463              3,651
Current portion of long-term debt                                      6.45%     2006                 499,135             12,306
Current portion of deferred realized gains on interest rate swaps                                       9,776                  -
                                                                                            ------------------  -----------------
Total current debt                                                                                    552,609             15,957
                                                                                            ------------------  -----------------

U.S. dollars                                                           6.45%     2006                       -            498,938
Japanese Yen notes                                                     2.45%     2008-11              133,893            146,126
Other                                                                            2011                      43                102
                                                                                            ------------------  -----------------
                                                                                                      133,936            645,166
Deferred realized gains on interest rate swaps                                                          2,438             24,104
FAS 133 adjustment                                                                                          -               (301)
                                                                                            ------------------  -----------------
Total long-term debt                                                                                  136,374            668,969
                                                                                            ------------------  -----------------
Total debt                                                                                          $ 688,983          $ 684,926
                                                                                            ==================  =================

At September 30, 2005, commercial paper maturities did not extend beyond October 11, 2005 and the weighted average interest rate on total borrowings was 3.4% compared to 3.1% at December 31, 2004.

The 6.45% Notes mature May 15, 2006 and are accordingly classified as current at September 30, 2005. The Company, upon maturity, repaid the Yen 1.2 billion (approximately $11.7 million) notes in February 2005.

Note 8. Intangible Assets, net:

The following tables reflect the carrying values for Intangible assets and Accumulated amortization at September 30, 2005 and December 31, 2004.

(Dollars in thousands)                  September 30, 2005          September 30, 2005
----------------------                 Gross Carrying Value      Accumulated Amortization
                                       --------------------      ------------------------
Other indefinite-lived intangibles           $ 19,200                    $  1,184
Trademarks and other                          179,452                      66,661
                                             --------                    --------
Total                                        $198,652                    $ 67,845
                                             ========                    ========

(Dollars in thousands)                  December 31, 2004            December 31, 2004
----------------------                Gross Carrying Value      Accumulated Amortization
                                       --------------------      ------------------------
Other indefinite-lived intangibles           $ 19,200                    $  1,184
Trademarks and other                          179,452                      55,358
                                             --------                    --------
Total                                        $198,652                    $ 56,542
                                             ========                    ========

Based on current balances, amortization expense is estimated to be $3.8 million for the fourth quarter of 2005, $3.7 million per quarter for 2006 through the third quarter of 2007, $2.4 million in the fourth quarter of 2007 and $1.7 million per quarter in 2008 and 2009.

Goodwill by operating segment as of September 30, 2005 and December 31, 2004 is as follows:

(Dollars in thousands)
----------------------
North America                     $ 211,265
Europe                              252,462
India Region                         28,502
Latin America                        47,859
Asia Pacific                        107,478
                                ------------
     Total                        $ 647,566
                                ============

There were no changes to Goodwill since December 31, 2004.

Note 9. Retirement Benefits:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

For the third quarter and nine months ended September 30, 2005 and 2004, pension expense for the U.S. and non-U.S. plans included the following components:


U.S. Plans                                                   Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2005             2004                2005            2004
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,301          $ 2,391            $ 7,081          $ 7,173
Interest cost on projected benefit obligation                       5,410            5,070             15,810           15,210
Expected return on plan assets                                     (5,461)          (5,203)           (15,947)         (15,609)
Net amortization and deferrals                                      1,489              591              3,871            1,773
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               3,739            2,849             10,815            8,547
Defined contribution and other retirement plans                       708              720              2,212            2,259
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 4,447          $ 3,569           $ 13,027         $ 10,806
                                                            ==============   ==============      =============   ==============

Non U.S. Plans                                               Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2005             2004                2005            2004
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,651          $ 2,246            $ 7,976          $ 6,918
Interest cost on projected benefit obligation                       7,431            6,527             22,293           19,893
Expected return on plan assets                                     (8,418)          (7,011)           (25,256)         (21,427)
Net amortization and deferrals                                      2,191              913              6,571            4,365
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               3,855            2,675             11,584            9,749
Defined contribution and other retirement plans                       802              772              2,446            2,258
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 4,657          $ 3,447           $ 14,030         $ 12,007
                                                            ==============   ==============      =============   ==============


The Company expects to contribute $15.0 million to its U.S. pension plans in 2005. In the three and nine-month periods ended September 30, 2005, $11.0 million in contributions were made to the Company's qualified plan, and $0.7 million and $2.1 million in contributions, respectively, were made to non-qualified plans for benefit payments.

The Company expects to contribute $27.0 million to its non-U.S. pension plans in 2005. In the three- and nine-month periods ended September 30, 2005, $2.9 million and $24.6 million of contributions were made to these plans, respectively. The majority of these contributions are reported in Other Assets on the Consolidated Balance Sheet.

For the third quarter and nine months ended September 30, 2005 and 2004, expense recognized for postretirement benefits other than pensions included the following components:

                                           Three Months Ended Sept. 30,                  Nine Months Ended Sept. 30,
                                         --------------------------------             ---------------------------------
(Dollars in thousands)                      2005                 2004                     2005                  2004
----------------------                   -----------          -----------             ------------          -----------
Service cost for benefits earned               $ 900                $ 316                  $2,144               $1,606
Interest on benefit obligation                 1,791                  785                   4,243                3,393
Net amortization and deferrals                   491                 (489)                    277                 (593)
                                         ------------         ------------            ------------          -----------
Total postretirement benefit expense          $3,182                $ 612                  $6,664               $4,406
                                         ============         ============            ============          ===========

The Company expects to contribute up to $3.8 million to its postretirement benefit plans in 2005; in the three- and nine-month periods ended September 30, 2005 respectively, contributions of $1.1 million and $3.2 million were made. The Company expects to contribute an additional $1.0 million during the remainder of 2005.

Note 10. Income Taxes

The effective tax rates for the three and nine months ended September 30, 2005 were (3.5%) and 20.8% respectively, compared to rates of 29.9% and 30.9% respectively for the three and nine months ended September 30, 2004. The effective tax rates for the three and nine months ended September 30, 2005 were positively impacted by the Company's completion of its evaluation of the repatriation provisions for the American Job's Creation Act of 2004 ("AJCA"). The 2005 third quarter results include a tax benefit of $23.3 million relating to AJCA; the tax benefit results from the reversal of prior accruals relating to the repatriation of foreign earnings, net of the applicable reduced U.S. tax cost of eligible repatriated foreign earnings, as provided for in AJCA.

Note 11. Commitments and Contingencies:

The Company is party to a number of lawsuits, claims and allegations. The lawsuits and claims are related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn and food flavorings provided by the Company. These claims and allegations concern flavorings that may contain contaminants not manufactured by the Company that may exist in a flavor compound provided by the Company. The claims also assert that certain of our flavor products may not meet contract specifications. The Company assesses the merits of each lawsuit, claim and allegation and the related potential financial impact. The Company recorded its expected liability with respect to the lawsuits and claims in Other current liabilities or Other Liabilities, as appropriate; expected recoveries from its insurance carrier group are recorded in Other current assets or Other Assets, as appropriate. Where an insurance receivable has been recorded, the Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims. All known and verified costs related to these issues have been recorded. Although the outcome of any litigation cannot be assured, the Company believes the ultimate resolution of these claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Note 12. Reclassifications:

Certain reclassifications have been made to the prior year's financial statements to conform to 2005 classifications.

Item 2.  Management's Discussion and Analysis of Results of Operations and
---------------------------------------------------------------------------
Financial Condition
-------------------

Overview
--------

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

  The Company's strategic focus is:

     - To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's customers.
     - To critically evaluate the profitability and growth potential of the Company's product portfolio, and to focus on those categories and customers considered to be the best opportunities for long-term profitable growth.
     - To align resources of the Company with those of its major international key customers using the global reach of the Company to provide and enhance strategic partnerships.
     - To focus research and development initiatives on those areas considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

  The Company has made strides to implement a number of these initiatives. On time delivery and continuous improvement in operations are supported by the global implementation of the enterprise requirements planning software package ("SAP"), and related initiatives. At September 30, 2005 nearly 100% of the Company utilizes SAP. Product and category growth and strategic analysis of these objectives is a continual focus for management and a number of new ingredients are employed in flavor and fragrance compounds in 2005. Year to date, local currency sales to the Company's top five customers have grown 6% following 7% growth for the full year 2004; sales to the Company's top thirty customers, which represent 56% of consolidated sales, have grown 2% year-to-date following 6% growth for the full year 2004.

  Operations
  ----------

  Third quarter 2005 sales totaled $493.1 million, declining 3% in comparison to the prior year in both local currency and reported dollars. Fragrance and flavor sales decreased 1% and 3%, respectively, in both local currency and dollars. Flavor sales in the 2005 quarter were impacted by the disposition, in the second half of 2004, of the Company's European fruit preparations business. On an as-adjusted basis, excluding $10.6 million in sales attributable to the fruit business from the 2004 third quarter, flavor sales for the current quarter would have increased 2% in dollars and 1% in local currency; consolidated sales would have decreased 1% in both dollars and local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla. Fragrance sales were led by fine fragrance which increased 1% in both local currency and dollars; the fine fragrance performance reflected the benefit of new product wins. Chemical sales decreased 5% in both local currency and dollars while sales of functional fragrances were flat in both local currency and dollars.

  Sales performance by region for the 2005 third quarter compared to the prior year quarter follows:

- North America fragrance and flavor sales declined 2% and 10%, respectively; in total, regional sales declined 5%. Fine fragrance and aroma chemical sales increased 6% and 1%, respectively, while functional fragrances decreased 8%. New wins of $4.7 million drove the fine fragrance performance. Functional fragrance wins did not offset the volume decline of existing business. New flavor wins of $5.5 million partially offset the effects of product erosion and other declines due to product related pricing impacts and volume declines.
- European fragrance and flavor sales decreased 3% and 14%, respectively; in total, regional sales declined 7%. Local currency fragrance sales decreased 3%; aroma chemical sales decreased 10%, functional fragrance sales were flat, while fine fragrance sales increased 1%. Local currency flavor sales declined 13%, mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to this business from the 2004 results, 2005 flavor sales would have been flat in dollars and increased 1% in local currency. On the same as-adjusted basis, sales in Eastern Europe increased 21% in local currency, led by a 42% increase in Russia; however, this performance was offset by a local currency decline of 3% in Western Europe.
- Asia Pacific sales increased 2% in local currency and 3% in dollars. Fragrance sales decreased 6% in both local currency and dollars; flavor sales increased 7% in local currency and 9% in dollars. Local currency fine and functional fragrance sales declined 15% and 6%, respectively, mainly due to volume declines in Singapore, Thailand and Australia. Flavor sales were led by Greater China, Vietnam and Indonesia with respective local currency sales increases of 28%, 72% and 17%. The flavor sales increase was primarily volume driven. For the region, Greater China, Vietnam, the Philippines and Indonesia were strongest, with respective local currency sales increases of 8%, 31%, 18% and 9%.
- Latin American sales increased 10% with fragrance and flavor sales increasing 3% and 34%, respectively. Flavor sales were strongest in
     Argentina, Brazil and Mexico which grew 48%, 39% and 53%, respectively. Flavor sale increases were the result of new wins of $4.0 million and volume increases of $2.7 million. Functional fragrance and aroma chemical sales increased 6% and 2%, respectively, while fine fragrance sales decreased 6%; fragrance growth was generally consistent among all countries. Fine and functional fragrance sales benefited from new wins of $7.0 million which offset some declines in existing products.
-    India  reported  sales  growth of 18% in both local  currency  and dollars.
     Local currency fragrance sales increased 16% and 15% in dollars, while flavor sales increased 21% in both local currency and dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product introductions and substantial volume improvements.

  The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2005 and 2004 are detailed below.

                                              Third Quarter
                                        -------------------------
                                           2005          2004
                                        -----------   -----------
Cost of Goods Sold                           58.1%         57.1%
Research and Development Expenses             9.1%          8.5%
Selling and Adminstrative Expenses           17.4%         16.5%

  The increase in cost of goods sold as a percentage of sales was mainly attributable to a combination of increased raw material costs, which the Company has not yet been able to fully recover through increased selling prices, as well as lower selling prices for naturals, most notably vanilla.

  Research and Development ("R&D") expenses totaled 9.1% of sales compared to 8.5% in the prior year quarter, consistent with the Company's intended level of R&D spending.

  Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 17.4% from 16.5% primarily due to the cost of customer damages related to the raw material contamination issue. The Company will seek full indemnification from its supplier, the supplier's insurers and, to the extent required, its own insurers with regard to any potential costs and customer claims.

  Interest expense increased 9% from the prior year due to higher borrowing levels during the quarter and to some extent higher cost of borrowings. The weighted average interest rate on total borrowings during the third quarter of 2005 was 3.4% compared to 3.1% for the 2004 third quarter.

  In the third quarter 2005, the Company recognized a tax benefit of (3.5%) compared to an effective tax rate of 29.9% in the prior year quarter. The significant change in the 2005 tax rate from 2004 was primarily due to a $23.3 million net benefit relating to the Company's intention to repatriate, in 2005, approximately $250 million of dividends from overseas subsidiaries as envisioned under the America Jobs Creation Act of 2004 ("AJCA"). The tax benefit results from the reversal of prior deferred tax accruals relating to the expected repatriation of foreign earnings, net of the applicable U.S. tax cost of eligible repatriated foreign earnings. Excluding the impact of AJCA, the effective tax rate for the period would have been 31.7%. Variations in the effective tax rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates.

  For the nine-month period ended September 30, 2005, sales totaled $1,531.7 million, declining 2% in comparison to the prior year period. Reported sales for 2005 benefited from the strengthening of various currencies, particularly the Euro, in relation to the U.S. dollar; had exchange rates remained constant, sales for the nine-month period ended September 30, 2005 would have decreased 3% compared to the prior year period. For the 2005 period, fragrance sales increased 2% while flavor sales declined 7%; on a local currency basis, fragrance sales grew 1% while flavor sales declined 9%.

  Flavor sales in the 2005 period were impacted by the disposition, in the second half of 2004, of the Company's European fruit preparations business. On an as-adjusted basis, excluding $56.8 million in sales attributable to the fruit business from the 2004 period, 2005 flavor sales would have increased 1% in dollars and declined 1% in local currency; consolidated sales would have increased 2% in dollars and been flat in local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla, as well as a $5.0 million impact in the second quarter related to a raw material contamination issue.

  Sales performance by region for the 2005 nine-month period compared to the prior year follows:

- North America fragrance and flavor sales declined 2% and 9%, respectively; in total, regional sales declined 5%. Fine fragrance and aroma chemical sales both increased 2%, while functional fragrance sales declined 6%. Sales of both fragrances and flavors had a difficult comparative with the 2004 period when sales increased 11% and 13%, respectively. New fragrance and flavor wins of $16.4 million and $11.7 million, respectively, could not offset the volume decline of existing business.
- Europe sales declined 9% in local currency and 6% in dollars. Fragrance sales increased 1% in local currency and 4% in dollars. Local currency fine fragrance sales increased 10%, driven primarily by new wins, while functional fragrances and aroma chemicals declined 5% and 3%, respectively. Local currency flavor sales declined 22% and 19% in dollars mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to this business from the 2004 results, 2005 flavor sales would have increased 3% in dollars and been flat in local currency. On the same as-adjusted basis, sales in Eastern Europe increased 13% in local currency, led by a 33% increase in Russia; however, this performance was offset by a local currency decline of 1% in Western Europe.
- Asia Pacific sales were flat in local currency and increased 2% in dollars. Fragrance sales decreased 4% in local currency and 3% in dollars; flavor sales increased 3% in local currency and 5% in dollars. Flavor sales were strongest in Greater China, Indonesia and Vietnam, with respective local currency increases of 14%, 11% and 34%. The flavor sales increase was a combination of new wins of $1.4 million, and volume increases. Fragrance sales in Vietnam, Taiwan and South Korea increased 66%, 18% and 15% in local currency, respectively, but were offset by declining sales in Thailand and Singapore/Malaysia. Fragrance sales included new wins in excess of $1.0.

- Latin American sales increased 10% in comparison to the prior year. Flavor sales increased 18%, benefiting from increases of 20%, 23% and 35% in Argentina, Brazil and Mexico, respectively. Fragrance sales increased 7% with Argentina, Mexico and Brazil reporting increases of 14%, 5% and 8%, respectively. New wins in all product categories were approximately $ 22.0 million and volume increases exceeded the effects of existing product erosion.
- India sales increased 16% in local currency and 17% in reported dollars. This performance was led by an 18% local currency increase in flavor sales with fragrance sales increasing 14% in comparison to the prior year period. In both flavors and fragrances, the sales performance reflected the benefit of new wins totaling $3.0 million and volume improvements.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first nine months 2005 and 2004 are detailed below.

                                                  First Nine Months
                                                  -----------------
                                                   2005         2004
                                                  -------      ------
    Cost of Goods Sold                             58.4%       57.0%

    Research and Development Expenses               8.7%        8.4%

    Selling and Administrative Expenses            16.6%       16.4%

  The increase in cost of goods sold as a percentage of sales was mainly attributable to a combination of increased raw material costs, which the Company has not yet been able to fully recover through increased selling prices, as well as lower selling prices for naturals, most notably vanilla. Gross margin was also negatively impacted by costs attributable to the raw material contamination issue the Company reported earlier this year; year-to-date, cost of goods sold include $3.0 million in related costs, comprised mainly of testing costs and the write-off of affected materials. The Company will seek full indemnification from its supplier, the supplier's insurers and, to the extent required, its own insurers with regard to any potential costs and customer claims. Cost of goods sold was also impacted by lower expense absorption attributable to the facility closure in Dijon and the cost of transfer of related production to other manufacturing locations; production at the Dijon facility ceased in March 2005.

  R&D expenses totaled 8.7% of sales compared to 8.4% in the prior year period, consistent with the Company's intended level of R&D spending.

  SG&A expenses, as a percentage of sales, increased to 16.6% from 16.4%, mainly due to the cost of customer damages related to the raw material contamination issue.

  Interest expense declined 2% from the prior year mainly due to lower average borrowings compared to the prior year. The weighted average interest rate on total borrowings during the first nine months of 2005 was 3.2% compared to 2.9% for the first nine months of 2004.

  The effective tax rate for the first nine months of 2005 was 20.8% compared to 30.9% for 2004. The 2005 tax rate includes a net tax benefit of $23.3 million relating to the Company's intention to repatriate, in 2005, approximately $250 million of dividends from overseas subsidiaries as envisioned under the AJCA of 2004. The tax benefit results from the reversal of prior accruals relating to the repatriation of foreign earnings, net of the applicable reduced U.S. tax cost of eligible repatriated foreign earnings, as provided for in AJCA. Excluding the impact of AJCA, the effective tax rate for the nine-month period ended September 30, 2005 would have been 31.2%. Variations in the effective tax rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates.

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

  Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other Liabilities as appropriate, were (in millions):

                                                  Asset-
                                   Employee-    Related and
                                   Related        Other           Total
                                ------------------------------------------
Balance December 31, 2004            $ 28.2         $ 14.9         $ 43.1
Cash and other costs                  (19.1)          (7.5)         (26.6)
                                ------------   ---------------------------
Balance September 30, 2005           $  9.1         $  7.4         $ 16.5
                                ============   ============  =============

The balance of the employee-related liabilities are expected to be utilized by 2006 as obligations are satisfied; the asset-related and other charges are expected to be utilized by 2006.

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $28.6 million at September 30, 2005. Working capital at September 30, 2005 was $37.8 million compared to $561.8 million at December 31, 2004. The decrease in working capital resulted from the $499.1 million Notes maturing in May 2006 classified on the balance sheet as a current liability. Gross additions to property, plant and equipment during the third quarter and nine-month period ended September 30, 2005 were $23.1 million and $61.3 million, respectively. The Company expects additions to property, plant and equipment to approximate $90.0 - $95.0 million for 2005.

Other assets increased from December 2004 as a result of the reversal of prior accruals relating to the repatriation of foreign earnings that were reported as part of net non-current deferred tax assets included in Other assets. The Company has also recorded certain receivables where collection appears probable based on contract terms or precedent, as applicable. Other liabilities increased due to the increase in amounts recorded for potential items covered by insurance and other accruals recorded in the normal course of operations.

At September 30, 2005, the Company's outstanding commercial paper had an average interest rate of 3.8%. Commercial paper maturities did not extend beyond October 11, 2005. Bank borrowings, overdrafts and the current portion of long-term debt is $552.6 million at September 30, 2005, including $499.1 million of the Company's Notes maturing in May 2006. The Company currently anticipates that all financing requirements will be funded from operations and from credit facilities currently in place. The Company expects to be able to renew or expand its credit facilities at terms comparable to or better than its existing facilities, although the timing and structure of credit facilities is dependent on borrowing availability, prices and the cash repatriation strategies employed by the Company under the AJCA. Cash flows from operations are expected to be sufficient to fund the Company's anticipated capital spending, dividends and other expected non-acquisition requirements for at least the next twelve to eighteen months.

In January and April 2005, the Company paid a quarterly cash dividend of $.175 per share to shareholders; an increase from the prior year quarter of $.16 per share. In May 2005, the Board of Directors increased the dividend by 5.7% to $.185 per share effective with the July dividend payment. The dividend remains unchanged from that date.

Under the share repurchase program of $100.0 million authorized in July 2004, the Company repurchased approximately 0.4 million shares and 2.0 million shares in the three - and nine - month periods ended September 30, 2005 at a cost of $14.5 million and $75.5 million, respectively; during the third quarter 2005, the Company completed this repurchase plan. In May 2005, the Company's Board of Directors authorized a new share repurchase program of $200.0 million; this program is expected to be completed over the next 24 to 30 months. Under the May 2005 share repurchase program, the Company repurchased approximately 0.2 million shares in the three month period ended September 30, 2005 at a cost of $8.1 million. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. The repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

Non-GAAP Financial Measures
---------------------------

The discussion of the Company's 2005 third quarter and nine-month results exclude the non-core businesses disposal recorded in 2004, the impact in 2005 of the Company's intended repatriation of certain dividends from foreign subsidiaries under the American Jobs Creation Act of 2004, as well as the effects of exchange rate fluctuations in both periods. Such non-core business information, as included in this Form 10-Q is further detailed in a Report on Form 8-K filed on January 25, 2005, is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the non-core businesses disposed of in 2004, the impact of the repatriation of the foreign dividends, as well as the effect of ongoing exchange rate fluctuations may have on the Company's operating results and financial condition. In addition, management reviews the non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance related to the Company's core business.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings
            -----------------

         The Company is subject to various claims and legal actions in the ordinary course of its business.

         Since September 2001 the Company has been involved in actions where plaintiffs allege respiratory injuries in the workplace due to the use by their employers of an International Flavors & Fragrances Inc. ("IFF") and/or Bush Boake Allen Inc. ("BBA") flavor. For purposes of reporting on these actions, BBA and IFF are jointly referred to as the "Company". See the Company's Quarterly Report on Form 10-Q dated for the period ended June 30, 2005 under "Legal Proceedings". In August 2005, a similar action was filed against the Company and 8 other companies in the City of St. Louis Circuit Court, Missouri by 3 former employees of the Gilster- Mary Lee facility in McBride, Missouri (Fults case). Also in August 2005 an action was filed against the Company and 7 other companies in the same court by 12 former employees of the Gilster Mary-Lee facility in Jasper, Missouri (Arthur II case). All of the plaintiffs in the Arthur II case except 1 filed the same case against the Company in January 2005 in the Circuit Court of Jasper County, Missouri, although it was subsequently removed to the U.S. District Court for the Western District of Missouri (Arthur I case). In September 2005, an action was filed against the Company and 9 other companies in the Circuit Court of St. Louis County by 2 former employees of the Gilster- Mary Lee facility in McBride, Missouri (Bowling case). As regards to the cases pending in the Circuit Court of Jasper County, Missouri, in September 2005, there was a jury verdict in favor of one plaintiff for $15 million in compensatory damages. IFF believes that the verdict is not supported by the evidence or the law and is evaluating an appeal of this decision. Also in September 2005, all remaining cases pending in the Jasper County Court, plus the 4 prior cases which had ended in a defense verdict, (although a new trial was ordered which had been under appeal), were resolved by confidential settlement. This settlement covers 21 plaintiffs. In addition, the Arthur I and the Arthur II cases were resolved by confidential settlement in October 2005.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                    Total Number of Shares       Maximum Dollar Value of Shares
                          Total Number of                           Purchased as Part of                that may yet be
                              Shares          Average Price          Publicly Announced                  purchased under
                           Purchased (1)      Paid per Share            Program   (1)                     the Programs (1)
                         ------------------- ------------------ ------------------------------ -------------------------------
  July   1 - 31, 2005            10,000           $35.60                      10,000                       $214,198,283
  August 1 - 31, 2005           495,000           $37.84                     495,000                       $195,468,343
  Sept.  1 - 30, 2005           100,000           $35.39                     100,000                       $191,928,922

    (1) An aggregate of 605,000 shares of common stock were repurchased during the third quarter of 2005 under repurchase programs announced in July 2004 and May 2005. Under the July 2004 program the Board of Directors approved the repurchase by the Company of up to $100.0 million of its common stock. This program was completed in August 2005. The Board of Directors approved an additional share repurchase program of $200.0 million of its common stock in May 2005.


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

                                   INTERNATIONAL FLAVORS & FRAGRANCES INC.


  Dated:  November 8, 2005      By:  /s/ Douglas J. Wetmore
                                     -------------------------------------------
                                     Douglas J. Wetmore, Senior Vice President
                                       and Chief Financial Officer



  Dated:  November 8, 2005      By:  /s/ Dennis M. Meany
                                     -------------------------------------------
                                     Dennis M. Meany, Senior Vice President,
                                          General Counsel and Secretary

                                  EXHIBIT INDEX

    Number                     Description
   -------                     -----------

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

Dated: November 8, 2005
                                            By: /s/ Richard A. Goldstein
                                            -------------------------------
                                            Name:  Richard A. Goldstein
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer

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

Dated: November 8, 2005

                                  By: /s/ Douglas J. Wetmore
                                  -------------------------------
                                  Name:   Douglas J. Wetmore
                                  Title:  Senior Vice President and
                                          Chief Financial Officer

                                                            Exhibit 32


        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Goldstein, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Richard A. Goldstein
----------------------------------
Name:   Richard A. Goldstein
Title:  Chairman of the Board and
        Chief Executive Officer
Dated:  November 8, 2005



By: /s/ Douglas J. Wetmore
-------------------------------
Name:   Douglas J. Wetmore
Title:  Senior Vice President and
        Chief Financial Officer
Dated:  November 8, 2005