Form 10-K
period 2005-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2006-03-13
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005    Commission File Number 1-4858

INTERNATIONAL FLAVORS & FRAGRANCES INC.

(Exact name of Registrant as specified in its charter)

NEW YORK	13-1432060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
521 WEST 57TH STREET, NEW YORK, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (212) 765-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value 12½¢ per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer                Accelerated filer                Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes     No

For the purpose of reporting the following market value of Registrant's outstanding common stock, the term ‘‘affiliate’’ refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the Registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of Registrant's common stock not held by affiliates as of June 30, 2005 was $3,389,073,490.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 28, 2006: 90,738,982 shares of common stock, par value 12½¢ per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with the 2006 Annual Meeting (the ‘‘IFF 2006 Proxy Statement’’) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I

ITEM 1.    BUSINESS.

International Flavors & Fragrances Inc., incorporated in New York in 1909 and its subsidiaries (the ‘‘Registrant’’, ‘‘IFF’’ or the ‘‘Company’’), is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and air care products; flavor products are sold principally to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products as well as the food service industry.

The present worldwide scope of the Company's business is in part the result of the 1958 combination of (i) the business conducted prior to the combination primarily in the United States by the Company under the name van Ameringen-Haebler, Inc. (‘‘VAH’’) with (ii) the business conducted prior to the combination primarily in Europe by N. V. Polak & Schwarz's Essencefabrieken, a Dutch corporation (‘‘P & S’’). The P & S enterprise, founded in Holland in 1889, was also engaged in the manufacture and sale of flavor and fragrance products, with operations in a number of countries where VAH was not an important factor. Additionally, in November 2000, the Company acquired Bush Boake Allen Inc. (‘‘BBA’’), an international flavor, fragrance and aroma chemical company.

The Company currently has 30 manufacturing facilities with the major manufacturing facilities located in the United States, Great Britain, Ireland, the Netherlands, Spain, Argentina, Brazil, Mexico, India, Australia, China, Indonesia, Japan and Singapore. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 31 countries and is represented by sales agents and distributors in other countries. The Company's principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

MARKETS

Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company's two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2005, sales of fragrance products accounted for 57%, 55% and 54%, respectively, of the Company's total sales.

Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company's largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2005, sales of flavor products accounted for 43%, 45% and 46%, respectively, of the Company's total sales.

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

MARKET DEVELOPMENTS

The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, and dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men's toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products that utilize some of the Company's flavor or fragrance products. These developments have called for the creation of new compounds and ingredients compatible with the newly introduced materials and methods of application.

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

Scientists from various disciplines work in project teams with the perfumers and flavorists to develop fragrance and flavor products with consumer preferred performance characteristics. Scientific expertise includes: natural products research, plant science, organic chemistry, analytical chemistry, biochemistry, microbiology, process engineering, food science, material science and sensory science. Analytical and sensory science is applied to understand the complex interactions of the many ingredients in a consumer product in order to optimize the flavor or fragrance performance at all points of use. Material science technology is applied to create controlled release and delivery systems to enhance flavor and fragrance performance in consumer products. An important contribution to the creation of new fragrances and flavors is the discovery and development of new ingredients having improved fragrance or flavor value. The ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. The new molecules that meet rigorous requirements for commercial development are subsequently transferred to manufacturing operations for production.

Creative and technical product development is conducted in 32 fragrance and flavor laboratories in 23 countries. The Company maintains a research and development center at Union Beach,

New Jersey. The Company spent $179,812,000 in 2005, $175,173,000 in 2004 and $159,286,000 in 2003 on its research and development activities. These expenditures are currently expected to increase in 2006 to approximately $190,000,000. Of the amount expended in 2005 on such activities, 68% was for fragrances and the balance was for flavors. The Company employed 1,095 persons in 2005 and 1,056 persons in 2004 in such activities.

The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

Most of the Company's sales are through its own sales force, operating from 4 sales offices in the United States and 48 sales offices in 30 foreign countries. Sales in additional countries are made through agents and distributors. For the year ended December 31, 2005, 29% of the Company's sales were to customers in North America, 37% in Europe, 17% in Asia Pacific, 13% in Latin America and 4% in the India Region. For additional information with respect to the Company's operations by major geographical region, see Note 13 of the Notes to the Company's Consolidated Financial Statements.

During 2005, the Company's 30 largest customers accounted for 56% of its sales; its five largest customers accounted for approximately 10%, 8%, 6%, 5% and 3%, respectively, of its sales, and no other single customer accounted for more than 3% of sales.

GOVERNMENTAL REGULATION

Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. The Company expects to spend in 2006 approximately $6,200,000 in capital projects and $15,200,000 in operating expenses and governmental charges for the purpose of complying with such requirements.

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

COMPETITION

The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company's competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development, the quality of its customer service, the support provided by its marketing and application groups, and its understanding of consumers. The Company believes that it is one of the largest companies producing and marketing on an international basis a wide range of fragrance and flavor products for sale to manufacturers of consumer products. In particular countries and localities, the Company faces competition from numerous companies specializing in certain product lines, among which are some companies larger than the Company and some more important in a particular product line or lines. Most of the Company's customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.

EMPLOYEE RELATIONS

At December 31, 2005, the Company employed 5,160 persons, of whom 1,486 were employed in the United States. The Company has never experienced a work stoppage or strike and considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT:

Name	Office and Other Business Experience (1)	Age	Year First Became Officer
Richard A. Goldstein(2)	Chairman of the Board and Chief Executive Officer since June 2000; Director, Fiduciary Trust Company International; Director, The Interpublic Group of Companies, Inc.; Director, Continuum Health Partners, Inc.	64	2000
James H. Dunsdon	Chief Operating Officer since October 2004; Senior Vice President, Global Business Development, Flavors and Functional Fragrances since March 2004; Vice President, Global Account Sales and Regional Manager North America since January 2003; Regional Vice President, North America from January 2001 to January 2003.	59	2003
Clint D. Brooks	Senior Vice President, Research and Development since December 2002; Vice President, Research and Development prior thereto.	54	2000
Steven J. Heaslip	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources from September 2001 to December 2002; Senior Vice President, Human Resources, Elizabeth Arden, a manufacturer of prestige beauty products, prior thereto.	48	2001
Dennis M. Meany	Senior Vice President, General Counsel and Secretary since January 2004; Associate General Counsel prior thereto.	58	2004
Nicolas Mirzayantz	Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America Region since April 2005; Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to March 2005; Vice President, Global Business Development, Fine Fragrance and Toiletries from December 2002 to September 2004; Vice President, Global Business Development Fine Fragrances and Toiletries prior thereto.	43	2002
Douglas J. Wetmore	Senior Vice President and Chief Financial Officer.	48	1992
Arun Bewoor	Vice President, India Region since January 2003; Managing Director of IFF India Ltd. and Regional Vice President, India Region from June 2002 to January 2003; Managing Director, BBA India Ltd., prior thereto.	61	2003

Name	Office and Other Business Experience (1)	Age	Year First Became Officer
Rob J. M. Edelman	Senior Vice President, Aroma Chemicals since January 2006; Vice President, Europe Region from January 2003 to January 2006; Regional Vice President, Europe prior thereto.	44	2003
Robert Burns	Senior Vice President and Regional Manager, Europe Region since January 2006; Vice President, Strategic Sales, Asia Pacific Region from December 2004 to December 2005; Vice President, Asia Pacific Region from January 2003 to November 2004; Regional Vice President, Asia Pacific prior thereto.	48	2003
Christopher E. Gibson	Vice President, Global Accounts since April 2005; Vice President, North America Region from October 2004 to March 2005; Vice President, Global Category Manager, Savory Flavors prior thereto.	49	2004
Hernan Vaisman	Vice President, Latin America Region since October 2004; Regional Financial Director, Latin America Region prior thereto.	47	2004
Dennis J. Wall	Vice President, Asia Pacific Region since December 2004; Regional Sales Manager, Asia Pacific Region from July 2003 to December 2004; Business Development Manager and Asia Pacific Region Account Manager for Unilever prior thereto.	48	2004
Joseph Faranda	Vice President and Chief Marketing Officer since March 2005; Vice President, Strategic Marketing, The Home Depot, Inc. from February 2002 to March 2005; Senior Vice President, Strategy and Business Development, Avon Products, Inc. prior thereto.	52	2005

(1)	Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

(2)	Will cease as Chairman and Chief Executive Officer effective May 9, 2006, as previously announced.

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

You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.

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

Item 1A.    Risk Factors.

Competitive factors may negatively impact our sales and marketability.

The market for flavor and fragrance products is fragmented and highly competitive. IFF competes with many companies and some of the Company's competitors specialize in one or more of our product lines while others sell many of the same product lines. In addition, some competitors may have greater financial and technical resources. Increased competition by existing or future competitors, including aggressive price competition, could result in the need for the Company to reduce prices or increase spending and this could have an impact on sales and profitability.

The Company is subject to economic and social changes which may impact sales.

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits resulting from factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. Changes in any number of external economic factors, or changes in social or consumer preferences, could adversely impact our results of operations.

Results may be negatively impacted by the price, quality and availability of raw materials.

Raw materials are purchased from many sources from all over the world, including essential oils, extracts and concentrate derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits and organic chemicals. Disruptions in the supply or quality of ingredients or rising prices for ingredients purchased could adversely impact results of operations and profitability of the Company.

Results may be negatively impacted by the inability to implement the Company’s business strategy, including the achievement of anticipated cost savings, profitability or growth targets.

The Company is committed to those particular business strategies which have been identified as likely to drive profitable future growth and improve operations and customer service. If the Company is unable to successfully and timely implement these strategies, it would adversely impact the financial condition and results of operations of the Company.

Results may be negatively impacted by the impact of currency fluctuation or devaluation in principal foreign markets and the effectiveness of hedging and risk management strategies.

The Company’s operations are conducted in many countries, the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates. The exchange rates between these currencies and the U.S. dollar have fluctuated and may continue to do so in the future. The Company employs a variety of techniques to reduce the impact of exchange rate fluctuations, including foreign currency hedging activities. However, volatility in currency exchange rates may adversely impact the Company’s reported results of operations, financial condition or liquidity.

The Company’s results may be negatively impacted by the outcome of uncertainties related to litigation.

The Company is involved in a number of legal claims. While the Company believes that related insurance coverage is adequate with respect to such claims, the Company cannot predict the ultimate outcome of such litigation. In addition, the Company cannot provide assurance that future events will not require an increase in the amount accrued for any such claims, or require accrual for one or more claims that has not been previously accrued.

The Company’s results and cash flows may be negatively impacted by future pension funding and other postretirement obligations.

The Company establishes assumptions concerning discount rates and actuarial assumptions regarding pension funding and other postretirement benefit obligations based on current market conditions, plan participants, asset returns, interest rates and other factors. Changes in pension and other postretirement benefits, and associated expenses, may occur in the future due to changes in demographics and assumptions. These changes may adversely impact the Company’s financial condition, results of operations or liquidity.

The Company’s results may be negatively impacted by the effect of legal and regulatory requirements, as well as restrictions imposed on operations by foreign and domestic governmental entities.

Manufacture and sale of the Company's products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign operations of the Company are subject to similar governmental regulation in a number of countries. Compliance with existing governmental requirements and future governmental regulations may adversely impact the Company’s financial condition, results of operations or liquidity.

The Company may face risks associated with events which may affect the world economy.

World events such as terrorist attacks, the current U.S. military action in the Middle East and elsewhere, and hostilities in the Middle East, Asia and other geographical areas, have and may in the future weaken the U.S. and world economies. Any resulting weaknesses in these economies may adversely affect the Company’s business or the businesses of our customers, with a resultant negative impact on the Company’s financial condition, results of operations or liquidity.

ITEM 1B.    Unresolved SEC Staff Comments.

None

ITEM 2.    PROPERTIES.

The principal properties of the Company are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance chemical ingredients.
Carrollton, TX(1)	Production of flavor compounds.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance chemical ingredients.
New York, NY(1)	Fragrance laboratories.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.
Ireland
Drogheda	Production of fragrance compounds.
Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarlo	Production of fragrance chemical ingredients.
Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Fragrance laboratories.
Taubate	Production of flavor compounds and ingredients; flavor laboratories.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
India
Chennai(2)	Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.
China
Guangzhou(4)	Production of flavor and fragrance compounds; flavor laboratories.
Shanghai(4)	Flavor and fragrance laboratories.
Xin'anjiang (5)	Production of fragrance chemical ingredients.

Location	Operation
Indonesia
Jakarta(3)	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.
Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.
Singapore
Jurong	Production of flavor and fragrance compounds.
Science Park (1)	Flavor and fragrance laboratories.

(1) Leased.

(2) The Company has a 93.1% interest in the subsidiary company that owns this facility.

(3) Land is leased and building is partially leased and partially owned.

(4) Land is leased and building and machinery and equipment are owned.

(5) The Company has a 90% interest in the subsidiary Company that leases the land and owns the buildings and machinery.

The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is subject to various claims and legal actions in the ordinary course of its business.

In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri (Benavides case). The plaintiffs alleged that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and/or IFF flavor. For purposes of reporting these actions, BBA and/or IFF are referred to as the ‘‘Company’’.

In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, 8 cases were tried to a verdict, 4 verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. The 4 cases which resulted in a defense verdict and 1 of the cases which resulted in a plaintiff verdict were subsequently settled, as were the 39 other cases which did not go to trial and/or reach a verdict, the terms of all such settlements being confidential. The 3 remaining plaintiffs’ verdicts are Moenning ($2.74 million), Brand ($15 million) and McNeely ($15 million). The appeal of each of these cases is pending.

Thirteen other actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies. The parties remain in the discovery phase in the action brought against the Company and another flavor supplier by 24 former and current workers at a popcorn factory in Marion, Ohio. This case was filed in March 2003 and is pending in the Court of Common Pleas of Hamilton County, Ohio (Arthur case). In May 2004, the Company and another flavor supplier were named defendants in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 11 other workers at this same plant was filed in July 2004 and is pending in this same Court against the Company and another flavor supplier (Batteese case). In an action filed in June 2004, the Company, 3 other flavor suppliers, a flavor trade association and a consulting agency are defendants in a lawsuit by 1 worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa (Remmes case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 plaintiff brought in the Court of Common Pleas, Hamilton Count, Ohio (Mitchell case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois (Lopez case). In August 2004, the Company and another flavor supplier were named defendants in a lawsuit by 16 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio (Williams case). In March 2005, the Company and 10 other companies were named defendants in a lawsuit by 1 former employee of one of the defendants in an action brought in the Circuit Court of Cook County, Illinois (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker of a Chicago area facility alleging respiratory injuries due to alleged exposure in the workplace of such facility (Campbell case). In August 2005, the Company and 8 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the City of St. Louis Circuit Court (Fults case). In September 2005, the Company and 9 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Circuit Court of St. Louis County (Bowling case). In November 2005, the Company, a flavor trade association and a consulting agency were named defendants in a lawsuit by 1 former employee of a popcorn facility in Breda, Iowa brought in U.S. District Court for the Northern District of Iowa, Western Division (Weimer case). In January 2006, the Company, three other flavor suppliers, a flavor trade association and a consulting agency were named defendants in a lawsuit by one worker at a Sioux City, Iowa facility filed in U.S. District Court for the Northern District of Iowa (Kuiper case). All these cases remain in the pretrial stage.

The Company believes that all IFF and BBA flavors at issue in these matters meet the requirements of the U.S. Food and Drug Administration and are safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that IFF and BBA provided to all their customers for the safe handling and use of their flavors. It is the responsibility of IFF’s customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, proper handling procedures and respiratory protection for workers, are followed in the workplace.

At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have an adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 17 of the Notes to the Consolidated Financial Statements.

Over the past 20 years, various federal and state authorities and private parties have claimed that the Company is a potentially responsible party as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and seek to recover costs incurred and to be incurred to clean up the sites.

The waste site claims and suits usually involve million dollar amounts, and most of them are asserted against many potentially responsible parties. Remedial activities typically consist of several phases carried out over a period of years. Most site remedies begin with investigation and feasibility studies, followed by physical removal, destruction, treatment or containment of contaminated soil and debris, and sometimes by groundwater monitoring and treatment. To date, the Company’s financial responsibility for some sites has been settled through agreements granting the Company, in exchange for one or more cash payments made or to be made, either complete release of liability or, for certain sites, release from further liability for early and/or later remediation phases, subject to certain

‘‘re-opener’’ clauses for later-discovered conditions. Settlements in respect of some sites involve, in part, payment by the Company and other parties of a percentage of the site’s future remediation costs over a period of years.

The Company believes that the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not be material to the Company’s financial condition, results of operations or liquidity, because of the involvement of other large potentially responsible parties at most sites, because payment will be made over an extended time period and because, pursuant to an agreement reached in July 1994 with three of the Company’s liability insurers, defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

The Company's common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2005		2004
Quarter	High	Low	High	Low
First	$42.90	$38.82	$38.40	$32.77
Second	41.29	34.90	37.87	34.37
Third	38.85	34.34	39.97	35.24
Fourth	35.72	31.19	43.20	36.12

(b) Approximate Number of Equity Security Holders.

(B)
(A) Title of Class	Number of record holders as of December 31, 2005
Common stock, par value 12 ½¢ per share	3,207

(c) Dividends.

Cash dividends declared per share for each quarter since January 2004 were as follows:

	2006	2005	2004
First	$0.185	$0.175	$0.160
Second		0.185	0.175
Third		0.185	0.175
Fourth		0.185	0.175

(e) Issuer Purchases of Equity Securities.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Maximum Dollar Value of Shares that may yet be Purchased under the Programs(3)
October 1-31, 2005	425,000	$34.60	425,000	$177,223,565
November 1-30, 2005	—	$—	—	$177,223,565
December 1-31, 2005	—	$—	—	$177,223,565

(1)	An aggregate of 2,587,000 shares of common stock were repurchased during 2005; 1,941,482 and 645,518 shares of common stock were purchased under repurchase programs announced in July 2004 and May 2005, respectively.

(2)	In July 2004, the Board of Directors approved the repurchase of up to $100.0 million of the Company’s common stock. This program was completed in August 2005.

(3)	In May 2005, the Board of Directors approved the repurchase of up to $200.0 million of the Company’s common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

							Net Income Per Share(b)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
First	$523,052	$535,015	$214,655	$228,229	$52,543	$56,358	$0.56	$0.60	$0.55	$0.59
Second	515,578	524,177	216,513	228,461	56,713	56,502	0.60	0.60	0.60	0.59
Third	493,118	506,229	206,406	217,177	68,572	42,305	0.73	0.45	0.72	0.44
Fourth	461,645	468,232	186,827	199,551	15,238	40,906	0.16	0.43	0.16	0.43
	$1,993,393	$2,033,653	$824,401	$873,418	$193,066	$196,071	$2.06	$2.08	$2.04	$2.05

(a)	Net income in the 2005 third quarter includes a tax benefit of $23,290 relating to the repatriation of $242,000 of dividends from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004; see Note 10 of the Notes to the Consolidated Financial Statements for further discussion. Net income in the 2005 fourth quarter includes the after-tax effects of certain charges of $15,857. Net income for the 2004 second, third and fourth quarters includes the after-tax effects of certain charges of $5,015, $12,690 and $2,665, respectively. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion.

(b)	The sum of the 2005 quarters’ net income per share does not equal the earnings per share for the full year 2005 due to changes in average shares outstanding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2005	2004	2003	2002	2001
Consolidated Statement of Income Data
Net sales	$1,993,393	$2,033,653	$1,901,520	$1,809,249	$1,843,766
Cost of goods sold	1,168,992	1,160,235	1,092,456	1,035,835	1,063,433
Research and development expenses	179,812	175,173	159,286	144,027	135,248
Selling and administrative expenses	339,323	341,306	308,951	305,156	313,335
Amortization of goodwill and other intangibles	15,071	14,830	12,632	12,632	46,089
Restructuring and other charges(a)	23,319	31,830	42,421	11,737	30,069
Interest expense	23,956	24,002	28,477	37,036	70,424
Other (income) expense, net	(3,268)	5,275	5,437	(3,591)	(2,609)
	1,747,205	1,752,651	1,649,660	1,542,832	1,655,989
Income before taxes on income	246,188	281,002	251,860	266,417	187,777
Taxes on income	53,122	84,931	79,263	90,473	71,775
Net income	$193,066	$196,071	$172,597	$175,944	$116,002
Percentage of net sales	9.7	9.6	9.1	9.7	6.3
Percentage of average shareholders' equity	21.1	23.7	26.2	32.0	20.1
Net income per share – basic	$2.06	$2.08	$1.84	$1.86	$1.21
Net income per share – diluted	$2.04	$2.05	$1.83	$1.84	$1.20
Average number of shares (thousands)	93,584	94,143	93,718	94,511	95,770
Consolidated Balance Sheet Data
Cash and short-term investments	$272,897	$32,995	$12,555	$15,165	$48,905
Receivables, net	368,519	358,361	339,725	338,607	340,358
Inventories	430,794	457,204	454,631	421,603	415,984
Property, plant and equipment, net	499,145	501,334	510,612	520,499	532,473
Goodwill and intangible assets, net	772,651	789,676	799,413	794,079	795,920
Total assets	2,638,196	2,363,294	2,306,892	2,232,694	2,268,051
Bank borrowings, overdrafts and
current portion of long-term debt	819,392	15,957	194,304	49,663	227,945
Long-term debt	131,281	668,969	690,231	1,007,085	939,404
Shareholders' equity	915,347	910,487	742,631	574,678	524,170
Other Data
Current Ratio	1.0	2.4	1.7	2.4	1.6
Gross additions to property, plant and equipment	$93,433	$70,607	$65,955	$81,815	$52,016
Depreciation and amortization expense	91,928	90,996	86,721	84,458	123,493
Cash dividends declared	68,397	64,789	59,032	56,749	57,219
per share	$0.730	$0.685	$0.630	$0.600	$0.600
Number of shareholders of record at year-end	3,207	3,419	3,655	3,875	3,394
Number of employees at year-end	5,160	5,212	5,454	5,728	5,929

(a)	Restructuring and other charges ($15,857 after tax) in 2005, ($20,370 after tax) in 2004, ($27,514 after tax) in 2003,

($7,745 after tax) in 2002 and ($19,101 after tax) in 2001 as a result of various reorganization programs of the Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Organization of Information

Management's Discussion and Analysis provides a narrative on the Company's operating performance, financial condition and liquidity and should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Executive Overview

•	Sales Commentary

•	Operating Results

•	Acquisitions and Divestitures

•	Restructuring and Other Charges

•	Financial Condition

•	Market Risk

•	Critical Accounting Policies and Use of Estimates

•	New Accounting Standards

•	Non-GAAP Financial Measures

•	Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Executive Overview

The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are few publicly traded companies in the industry; certain customers maintain in-house capabilities fulfilling a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. Analysts generally estimate the global market to be $11 - $12 billion of which IFF represents 16 - 18%; the Company's nearest sized competitor is of similar size. The five largest companies in the industry combined represent approximately 65 - 70% of the global market.

Fragrance compounds are used in perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and softeners as well as air care products. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, household cleaners and air fresheners. Flavor products are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The Company is also a leading manufacturer of synthetic ingredients used in making fragrances. Approximately 60% of the Company's ingredient production is consumed internally; the balance is sold to third party customers.

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

Flavors and fragrances are generally:

•	created for the exclusive use of a specific customer;

•	sold in solid or liquid form, in amounts ranging from a few pounds to several tons depending on the nature of the end product in which they are used;

•	a small percentage of the volume and cost of the end product sold to the consumer; and

•	a major factor in consumer selection and acceptance of the product.

Flavors and fragrances have similar economic and operational characteristics, including research and development, the nature of the creative and production processes, the manner in which products are distributed and the type of customer; many of the Company’s customers purchase both flavors and fragrances.

A breakdown of sales by principal product category is depicted in the graph below.

2005 Sales by Category

The Company's five largest customers comprise 32% of consolidated sales and its top thirty customers 56%; these percentages have remained fairly constant for several years. No customer accounts for 10% or more of sales. A key factor for success is inclusion on major customers' core supplier lists opening opportunities to win new business. The Company is currently on the majority of core supplier lists of its major customers; participation in such lists is key to the Company’s strategy for growth.

The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. In addition, pricing pressure placed on the Company's customers by large and powerful retailers and distributors is inevitably passed along to the Company and its competitors. Leadership in innovation and creativity mitigates, to an extent, the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.

The Company produces more than 33,000 unique compounds, of which approximately 60% are flavors and 40% fragrances. The Company continually creates new compounds to meet the changing characteristics and needs of its customers' end products. No single compound represents more than 1.5% of net sales. Development of fragrances and flavors is a complex artistic and technical process calling upon the combined knowledge and talents of creative perfumers and flavorists, and application and research chemists. An important contribution to the creation of new fragrances and flavors is the development of new ingredients. The Company bears essentially all costs incurred in connection with the creation and development of new flavors and fragrances and such formulae are generally protected under trade secrecy. The Company is not materially dependent on any patents, trademarks or licenses.

The Company's recent strategic focus has been:

•	To integrate Bush Boake Allen Inc. (‘‘BBA’’), acquired in November 2000, and to reorganize the integrated organization under two global umbrellas of Business Development and Operations. Business Development encompasses consumer and market research, product category strategy, product development, global sales and marketing and technical application. Operations are responsible for the customer supply chain.

•	To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's customers.

•	To critically evaluate the profitability and growth potential of the Company's product portfolio, and to focus on those categories and customers considered to be the best opportunities for long-term profitable growth.

•	To focus research and development initiatives on those areas considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

In the Company’s view, considerable progress against these strategic initiatives has been achieved. The BBA integration was completed quickly and associated savings exceeded those anticipated at the time the acquisition was announced. Customer service levels have improved to the point where on time deliveries exceed the 95% level, with further improvement targeted. The Company has exited certain non-core businesses, the last of which was sold in 2004. The quality and depth of the Company's research and development efforts have improved significantly. In the period 2003 - 2005, the Company patented numerous new, commercially-viable ingredients for use in flavors and fragrances; fifteen were patented in 2003, nine in 2004 and fifteen in 2005. A number of these newly developed ingredients have been used in flavor and fragrance compounds, and in 2006 new ingredients and technologies are expected to play an important role in meeting the Company’s growth objectives.

Moving forward, the Company is committed to:

•	Research and development efforts in those aspects of flavors and fragrances and associated delivery mechanisms which the Company has identified as most likely to drive profitable future growth. The Company anticipates that much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology. An essential aspect of the overall research efforts is the Company’s continued leadership in sensory science and consumer insight, enabling the creation of consumer-preferred flavors and fragrances.

•	The quality, safety and suitability of its products for inclusion in its customers’ end products; an essential element is the consistent assurance of the quality and safety of raw materials through a combination of steps including but not limited to vendor certification and quality assurance testing.

•	Continuous improvement in operations and customer service supported by the global implementation of the enterprise requirements planning software package (‘‘SAP’’), and related initiatives.

As implementation of the strategy progresses, setting strategic initiatives requires regular establishment and reassessment of identified priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Sales Commentary

Net sales for 2005, 2004 and 2003 were as follows:

		Percent Change		Percent Change
Net Sales	2005		2004		2003
Flavors	$857.7	(6)%	$910.6	5%	$866.5
Fragrances	1,135.7	1%	1,123.1	9%	1,035.0
Total net sales	$1,993.4	(2)%	$2,033.7	7%	$1,901.5

The Company manages its operations by major geographical region and considers destination sales a key performance measure. Although reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying strength of the Company's business.

2005 Sales by Destination

The Company acquired BBA effective November 3, 2000. In conjunction with the integration of BBA, and as part of restructuring the Company, certain non-core businesses (hereinafter referred to as the ‘‘non-core businesses’’) were disposed of including the fruit preparations businesses in Europe, North and Latin America; the North American concentrates business and a portion of the aroma chemicals business acquired in the BBA transaction. The non-core businesses were disposed of in a series of transactions with third parties; disposal of these businesses did not materially impact the Company's operating results. The North American concentrates business was disposed of in 2002 and the European fruit preparation business in 2004; the other non-core businesses were disposed of in 2001.

The following table summarizes reported sales on a geographic basis and reflects adjustments, as appropriate, to exclude sales attributable to the non-core businesses; adjusted sales are the basis on which the Company measures its operating performance:

		Percent Change		Percent Change
Sales by Destination	2005		2004		2003
North America	$571.7	(4)%	$598.6	9%	$550.1
Europe	739.0	(6)%	790.3	4%	761.7
Asia Pacific	348.1	2%	342.9	10%	311.9
Latin America	262.4	10%	238.6	7%	223.6
India	72.2	14%	63.3	17%	54.2
Total net sales, as reported	$1,993.4	(2)%	$2,033.7	7%	$1,901.5
Less: European fruit preparations	—	—	(58.3)	—	(92.3)
Total net sales, as adjusted	$1,993.4	1%	$1,975.4	9%	$1,809.2

Net sales below are adjusted to exclude all sales associated with the non-core businesses:

	As Adjusted 2005	Percent Change	As Adjusted 2004	Percent Change	As Adjusted 2003
Net Sales
Flavors	$857.7	1%	$852.3	10%	$774.2
Fragrances	1,135.7	1%	1,123.1	9%	1,035.0
Total net sales, as adjusted	$1,993.4	1%	$1,975.4	9%	$1,809.2

2005 in Comparison to 2004

In 2005, reported sales declined 2% in dollars and 3% in local currency compared to 2004. The sales performance was led by strong growth in fine fragrances driven mainly by new product wins. Flavor sales comparisons in 2005 were impacted by the disposition, in the second half of 2004, of the Company’s European fruit preparations business. On an as-adjusted basis, excluding sales attributable to the fruit business from 2004 results, both 2005 consolidated sales and flavor sales would have increased 1% in dollars and been flat in local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla.

Regional sales performance for 2005 was as follows:

•	North America fragrance and flavor sales declined 1% and 7%, respectively; in total, regional sales declined 4%. Fine fragrance and aroma chemical sales increased 4% and 3%, respectively, while functional fragrance sales declined 8%. Fine fragrance growth resulted from $14.5 in new wins, although this growth was partially offset by erosion of existing products of $10.2. Functional fragrance sales realized new wins of $10.2 though such growth was offset by erosion in existing products of $20.5. Flavors reported new product introductions of $21.3 partially offset by erosion in existing products of $18.6.

•	Europe sales declined 6% in dollars and 8% in local currency; reported dollar sales benefited from the strength of the Euro and the Pound Sterling versus the U.S. dollar. Fragrance sales increased 2% in dollars and were flat in local currency. Local currency fine fragrance sales increased 13%, driven primarily by new wins, while functional fragrances and aroma chemicals declined 6% and 7%, respectively. Flavor sales declined 18% in dollars and 19% in local currency, mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to the fruit business from 2004 results, 2005 flavor sales would have been flat in dollars and decreased 1% in local currency.

•	Asia Pacific sales increased 2% in dollars and 1% in local currency; flavor sales increased 4% in dollars and 3% in local currency, while fragrance sales declined 2% in both dollars and local currency. Flavor sales were strongest in Greater China, Indonesia and Vietnam, with respective local currency increases of 15%, 7% and 46%; flavor growth was driven by new wins of $4.5. Fragrance sales growth was strongest in Taiwan, South Korea, Vietnam and the Philippines with respective local currency increases of 16%, 16%, 56% and 8%; this growth was offset by local currency sales declines in Australia, Thailand and Singapore/Malaysia of 12%, 17% and 16%, respectively. Fragrance wins in the region totaled $2.9.

•	Latin American sales increased 10% with fragrance and flavor sales increasing 7% and 21%, respectively. Flavor sales were strongest in Mexico, Brazil and Argentina, which grew 33%, 27% and 22%, respectively, while fragrances were led by an 8% increase in Mexico and increases of 12% in Argentina and 7% in Brazil. Fragrance sales grew in all categories with functional fragrance sales increasing 7% while fine fragrance and aroma chemicals increased 4% and 7%, respectively. The performance was driven mainly by new wins of $17.7 in fragrances and $9.2 in flavors.

•	India sales increased 14% in both local currency and reported dollars. This performance was led by a 16% local currency increase in flavor sales with fragrance sales increasing 12%. In both flavors and fragrances, the sales performance reflected the benefit of new wins and continued strong economic conditions.

2004 in Comparison to 2003

In 2004, reported sales increased 7%. Reported sales benefited from the strengthening of various currencies in relation to the U.S. dollar; had exchange rates remained constant, sales would have increased 2% in comparison to the prior year. Reported sales were strongest in fragrances, led by a 13% increase in fine fragrance sales; sales of aroma chemicals and fragrances used in functional products each increased 7%. The sales performance was impacted by the disposition of the Company’s European fruit preparations business, which was sold to Frutarom Industries Ltd. (‘‘Frutarom’’) in the second half of the year. On an as-adjusted basis, excluding sales attributable to the European fruit businesses from the 2004 and 2003 results, consolidated sales would have increased 5% in local currency and 9% in reported dollars.

Flavor and fragrance sales increased in all geographic regions, although growth in Europe resulted from currency translation; sales performance by region was as follows:

•	North America fragrance sales grew 9% while flavor sales increased 8%; the region grew 9%, mainly driven by new wins. Fragrance sales increased in all categories, led by a 20% increase in aroma chemical sales, while fine and functional fragrance sales increased 6% and 7%, respectively. The aroma chemical sales increase was volume driven while growth in fine fragrances resulted from $7.0 in new wins. Functional fragrance sales realized new wins of $16.0, partially offset by erosion in existing products of $6.0. Flavors reported new product introductions of $30.0, partially offset by volume and erosion in existing products.

•	European fragrance sales increased 8%, although this performance was partially offset by a 2% decline in flavor sales; in total, regional sales increased 4%. Reported sales benefited from the strength of the Euro and Pound Sterling; local currency sales declined 5%. Local currency fragrance sales declined 2%; fine fragrance sales increased 5% offset by a 1% decrease in sales of functional fragrances and a 10% decline in aroma chemical sales. The fine fragrance performance was driven by a number of new product wins. Fine and functional fragrances reported new product introductions of $40.0, partially offset by the effects of erosion in existing products. Local currency flavor sales declined 10%, mainly as a result of the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to the fruit business for 2004 and 2003, flavor sales would have increased 11% in dollars and 2% in local currency, mainly due to new wins.

•	Reported sales in Asia Pacific increased 10%, based on 6% sales growth in local currency; the currency benefit was mainly attributable to the strength of the Japanese Yen and the Australian dollar. Local currency fragrance sales increased 3% in comparison to the prior year, resulting in a 7% increase in reported dollars, driven mainly by new wins of $6.0. Local currency flavor sales increased 7%, resulting in a 13% increase in reported dollars. The performance reflects the benefit of both new wins and volume increases in existing products. For the region, sales growth was strongest in Greater China, Vietnam, Indonesia and Taiwan, with respective local currency increases of 17%, 47%, 9% and 8%, while Japan sales grew 3%.

•	Latin American sales increased 7%; fragrance and flavor sales increased 9% and 3%, respectively. Sales growth was strongest in Venezuela, Central America, Argentina and Colombia which grew 33%, 15%, 12% and 9%, respectively. Fragrance sales were led by a 23% increase in aroma chemicals, while sales of fine and functional fragrances increased 12% and 6%, respectively. Fragrance sales were driven by new wins and volume increases while the flavor increase was mainly volume driven.

•	India sales increased 15% in local currency and 17% in reported dollars. Local currency fragrance sales increased 12%, resulting in a 16% increase in reported dollars. Flavor sales increased 18% in local currency, resulting in a 19% increase in reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new wins.

Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is detailed in the following table.

	2005	2004	2003
Cost of goods sold	58.6%	57.1%	57.5%
Research and development expenses	9.0%	8.6%	8.4%
Selling, general and administrative expenses	17.0%	16.8%	16.2%

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. Research expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling, general and administrative expenses support the Company's sales and operating levels.

Segment profit, which excludes the effect of restructuring and other charges, was $290.2 in 2005, $342.1 in 2004 and $328.2 in 2003. The Company recorded restructuring and other charges of $23.3, $31.8 and $42.4 in 2005, 2004 and 2003, respectively. Operating profit totaled $266.9, $310.3 and $285.8 in 2005, 2004 and 2003, respectively.

2005 in Comparison to 2004

Cost of goods sold, as a percentage of sales, increased 150 basis points compared with 2004, mainly due to higher raw material costs which the Company was not able to fully recover through increased selling prices; overall, the average cost of raw materials purchased by the Company increased 5% – 6% in comparison to the prior year. Gross margin was also negatively impacted by costs attributable to a vendor-supplied raw material contamination issue; cost of sales include $3.0 in related costs, comprised mainly of associated testing costs and the write-off of affected materials. Cost of goods sold was also impacted by lower expense absorption attributable to the facility closure in Dijon and the cost of transfer of related production to other manufacturing locations; production at the Dijon facility ceased in March 2005.

Research and Development (‘‘R&D’’) expenses increased to 9.0% of sales, consistent with the Company’s stated intention to expand its research initiatives; spending in 2006 is expected to remain at approximately 9.0% of sales.

Selling, General and Administrative (‘‘SG&A’’) expenses, as a percentage of sales, increased to 17.0% from 16.8%. SG&A expenses include $8.5 million related to the cost of customer damages attributable to the raw material contamination issue. The Company is seeking full indemnification from its supplier, the supplier’s insurers and, to the extent necessary, its own insurers, but no related insurance receivable has been recorded. SG&A expenses also include $5.1 in equity compensation expense compared to $5.0 million in the prior year. These costs were partially offset by lower accruals under the Company’s various incentive plans.

In 2005, cost of goods sold and SG&A include $2.2 and $4.5, respectively, incurred in connection with the implementation of SAP; these costs relate to training and data conversion and are charged to operating expenses as incurred. Implementation of SAP is essentially complete at December 31, 2005.

2004 in Comparison to 2003

Cost of goods sold, as a percentage of sales, declined 40 basis points compared with 2003. The improvement resulted from a combination of improved sales performance, and better product mix from improved fine fragrance sales and the disposition of the lower margin European fruit business. The Company benefited from the elimination of 48 manufacturing positions in North America and Europe which resulted in savings of approximately $2.1. The above benefits were partially offset by poor operating performance by the European fruit business for the period of time owned by the Company, and by weak absorption of expenses resulting from the transfer of production from the Company’s facility in Dijon, France to other manufacturing plants.

R&D expenses increased to 8.6% of sales, as the Company continued to expand its research initiatives. This increase is mainly as a result of the elimination of the fruit preparations business; relative to other parts of the Company’s business, fruit preparations required less R&D as a percentage of sales.

SG&A expenses, as a percentage of sales, increased to 16.8% from 16.2%; mainly from inclusion of $5.0 in equity compensation expense for which there was no comparable amount in the 2003 results, and higher expense accruals under the Company’s incentive compensation plans, based on sales and operating performance. The increase in Global Expenses, as reported in Note 13 of the Notes to the Consolidated Financial Statements, mainly related to these expenses. In May 2004, the Company began using Restricted Stock Units (‘‘RSU’s’’), rather than stock options, as an element of the Company’s incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees; previously, options had not been expensed as permitted under applicable accounting guidance. Vesting of the RSU’s for senior management is performance and time based; for the remainder of eligible employees, vesting is time based (generally over a three-year period).

In 2004, cost of goods sold and SG&A include $1.4 and $3.8, respectively, incurred in connection with the implementation of SAP.

Interest Expense

Interest expense totaled $24.0, $24.0 and $28.5 in 2005, 2004 and 2003, respectively. The average interest rate was 3.3%, 3.2% and 3.0% in 2005, 2004 and 2003, respectively. Gross borrowings at December 31, 2005 increased in comparison to the prior year in connection with repatriation of foreign earnings under the American Jobs Creation Act of 2004 (‘‘AJCA’’). More information on debt and interest rate management is contained in Note 9 and Note 15 of the Notes to the Consolidated Financial Statements.

Other (Income) Expense, Net

Other (income) expense, net was $3.3 income in 2005, $5.3 expense in 2004 and $5.4 expense in 2003. In 2005, income resulted primarily from exchange gains and higher levels of interest income earned on higher cash balances. Exchange gains or (losses) were $2.8, ($2.9) and $1.6 in 2005, 2004 and 2003, respectively. The exchange losses in 2004 were mainly the result of the Company having U.S. dollar positions in Europe and Latin America which resulted in exchange losses upon the weakening of the U.S. dollar in comparison to the Euro and other currencies. In 2003, the Company repurchased $200.7 of long-term notes otherwise scheduled to mature in May 2006; purchases were made through a series of open market transactions, funded with commercial paper. As a result, the Company incurred a net loss of $4.2 which is included in Other (income) expense, net.

Income Taxes

The effective tax rate for 2005 was 21.6%, compared to 30.2% for 2004 and 31.5% for 2003. The 2005 rate was significantly reduced as a result of a tax benefit associated with the AJCA. The AJCA, enacted on October 22, 2004, provided for a special one-time tax deduction of 85% of dividends received on eligible repatriated foreign earnings; the deduction resulted in an approximate 5.25% federal tax rate on these earnings. Full year 2005 results include a net tax benefit of $24.7 relating to the Company's repatriation of $242.0 million of dividends from foreign subsidiaries under the provisions of AJCA. Excluding the benefit of AJCA, the effective tax rate for 2005 would have been 31.6%.

The fluctuating rate over the three-year period is primarily the result of tax planning initiatives and the benefit of combining various IFF and BBA legal entities into a single tax structure. In the period 2003 - 2005, the tax rate also benefited from restructuring and other charges, most of which were incurred in higher tax jurisdictions.

Acquisitions and Divestitures

In 2004, the Company sold its European fruit preparations business which manufactured processed fruit and other natural product preparations used in a variety of food products. Sales of fruit preparations in 2004, 2003 and 2002 were $58.3, $92.3 and $72.2; operating profit was $5.6, $12.4 and $6.3, respectively. Proceeds from the sale were $40.0, including assumption of certain liabilities; cash proceeds were used to reduce borrowings.

In 2003, the Company acquired 70% of the outstanding shares of Celessence International Ltd. (‘‘Celessence’’), a company engaged in the development and distribution of encapsulation and delivery systems for use in fragrance and other applications, for $6.4. The acquisition was accounted for as a purchase business combination. The principal Celessence asset is a process technology patent included in other intangible assets that is being amortized over its estimated remaining useful life. Celessence results, which are not material, are included in the consolidated results of the Company from acquisition date.

Movements in acquisition accounting accruals were:

	Employee- Related	Asset-Related and Other	Total
Balance January 1, 2003	$6.0	$1.1	$7.1
Cash and other costs	(3.6)	(1.1)	(4.7)
Balance December 31, 2003	2.4	—	2.4
Cash and other costs	(2.4)	—	(2.4)
Balance December 31, 2004	$—	$—	$—

At December 31, 2005 and 2004, goodwill and other intangible assets, net of accumulated amortization, totaled $772.7 and $789.7, respectively. The Company completed its annual assessments in 2005, 2004 and 2003, concluding that it has no impairment of goodwill or other intangible assets. Additional details are contained in Note 5 of the Notes to the Consolidated Financial Statements.

Restructuring and Other Charges

Since 1999, the Company has undertaken a series of actions associated with the closure of Company facilities and elimination of various employee positions. As an element of this program, the Company offered a voluntary early retirement incentive to certain U.S. - based employees in the fourth quarter of 1999 with notification of acceptance in the first quarter of 2000; 71 employees accepted, resulting in pre-tax charges of $9.3 in 2000.

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

An element of the reorganization was a second voluntary early retirement program extended to U.S. - based employees, which 85 employees accepted, resulting in pre-tax charges of $14.5. An additional 41 employees were terminated by eliminating duplicate management positions at corporate, regional and affiliate locations, resulting in the Company recording pre-tax charges of $17.5. In 2000, a total of 197 employees were severed and the Company recorded pre-tax charges totaling $41.3, comprised of:

•	The first early retirement plan – $9.3;

•	The second early retirement plan – $14.5; and

•	Other reorganization costs – $17.5.

During 2001, the Company sold its fruit preparation business in the United States and Brazil and closed IFF operations in Hong Kong, South Africa, Chile, Venezuela, Kenya, Texas and Oregon. As a result, 465 employees were severed and the Company recorded pre-tax charges totaling $30.1; $10.1 related to employee terminations and $20.0 related to location closures and asset write-downs.

During 2002, the Company closed IFF operations in Australia, discontinued fragrance compounding in Japan and sold its fruit concentrate business. As a result, 148 employees were severed and the Company recorded pre-tax charges of $11.7; $4.3 related to employee severance and $7.4 related to location closures and asset write-downs.

In 2003, the Company further eliminated duplicate employment functions and processes, including several senior corporate positions as well as at global, regional and local levels. The Company eliminated 321 positions and recorded pre-tax charges of $42.4; $38.0 related to employee terminations and $4.4 related to location closures and asset write-downs. The 2003 asset-related charges related principally to final quantification of costs for previous actions taken.

In 2004, the Company disposed of its European fruit preparations business. In addition, the Company closed its Canadian manufacturing facility and committed to the closure of its manufacturing facility in Dijon, France; the Dijon facility closed in 2005, on completion of transfer of production to other plants. As a result, the Company eliminated 302 positions, and recognized pre-tax charges of $31.8, of which $25.8 related to employee terminations and $6.0 to location closures and asset write-downs, and other related reorganization actions; the asset-related charges were net of gains of $16.3 related to the sale of the fruit businesses and Canadian facility. An additional 129 employees left the Company in 2005 on closure of the Dijon facility.

In 2005, the Company undertook to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company anticipates recording pre-tax restructuring charges of $25 million to $30 million relating primarily to employee separation expenses; $23.3 million was recognized in 2005. The remaining charges are expected to be recognized in 2006. Annual savings from these actions are expected to approximate $16 million to $18 million.

With respect to all restructuring and other charges:

•	Separation costs for the employees relate primarily to severance, outplacement and other benefit costs;

•	Asset write-down charges relate to establishment of the new carrying value for assets held for sale or disposal; and

•	Other costs include lease termination costs and other reorganization expenses incurred to affect either the employee separation or location closure.

The charges above exclude all charges associated with the integration of BBA where such costs were incurred in connection with the closure of BBA facilities or the elimination of BBA employees.

In Europe, the total reductions include 194 positions eliminated with the sale of the Fruit business in 2004 and, in 2005 the elimination of 129 positions related to the closure of the Dijon facility. Positions eliminated by region in each of the three years in the period ended December 31, 2005 were as follows.

	2005	2004	2003
North America	140	56	81
Europe	261	234	97
Asia Pacific	22	11	120
Latin America	4	1	19
India	2	—	4
Total	429	302	321

Charges by region in each of the three years in the period ended December 31, 2005 were:

	2005	2004	2003
North America	$10.0	$7.6	$20.2
Europe	10.6	23.5	16.9
Asia Pacific	1.2	0.7	3.6
Latin America	0.5	—	1.3
India	1.0	—	0.4
Total	$23.3	$31.8	$42.4

Movements in related accruals in each of the three years in the period ended December 31, 2005 were:

	Employee- Related	Asset-Related and Other	Total
Balance January 1, 2003	$3.4	$0.4	$3.8
Additional charges	38.0	4.4	42.4
Cash and other costs	(21.8)	(3.3)	(25.1)
Balance December 31, 2003	19.6	1.5	21.1
Additional charges	25.8	22.3	48.1
Cash and other costs	(17.2)	(8.9)	(26.1)
Balance December 31, 2004	28.2	14.9	43.1
Additional charges	22.0	1.3	23.3
Cash and other costs	(20.7)	(11.3)	(32.0)
Balance December 31, 2005	$29.5	$4.9	$34.4

The 2004 asset-related charges exclude gains of $16.3 arising on the sale of the fruit businesses and Canadian facility; such gains were accounted for in determining Restructuring and other charges of $31.8 reported in 2004.

The employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of affected equipment.

Financial Condition

Cash, cash equivalents and short-term investments totaled $272.9 at December 31, 2005 compared to $33.0 and $12.6 at December 31, 2004 and 2003, respectively. The cash balance at December 31, 2005 increased as a result of the repatriation of funds under AJCA. Working capital totaled ($11.4) at year-end 2005, compared to $561.8 and $376.6 at December 31, 2004 and 2003, respectively. The change in 2005 relates primarily to an increase in current debt due to the maturity in May 2006 of the $499.3 in 6.45% Notes. Gross additions to property, plant and equipment were $93.4, $70.6 and $66.0 in 2005, 2004 and 2003, respectively, and are expected to approximate $70.0 in 2006.

At December 31, 2005, the Company had $950.7 of debt outstanding, including $7.9 in deferred gains and mark-to-market adjustments on interest rate swap transactions. Debt, excluding the deferred swap gains, includes $499.2 of 6.45% Notes maturing in May 2006, $314.6 in bank borrowings and overdrafts and $129.0 in long-term Japanese Yen denominated debt. The Company is developing plans for both short-term financing and the potential issuance of additional long-term instruments on maturity of the Notes.

In 2005, the Company and certain of its subsidiaries entered into a revolving credit agreement (the "Agreement" or the ‘‘Facility’’) with certain banks which replaced existing credit facilities. The Agreement provides for a five-year US $350,000,000 (‘‘Tranche A’’) and Euro 400,000,000 (‘‘Tranche B’’) multi-currency revolving credit facility. Tranche A is available for commercial paper backstop and general corporate purposes; Tranche B is available to European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (London Inter Bank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European Inter Bank Offer Rate) plus a margin, currently 20 basis points, linked to the credit rating of the Company. The Company pays a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. The Facility contains various affirmative and negative covenants customary in a facility of this type, including a covenant requiring the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. The Company has complied with this covenant at all times.

Unless extended, the Agreement will expire on November 22, 2010. The Company may request an extension of the Facility for up to two years beyond the original term. In the event of default, the lenders may terminate the Agreement and declare any principal amount then outstanding and all accrued interest, fees and other amounts payable under the Agreement to be immediately due and payable. Defaults under the Agreement which could result in the acceleration by the lenders of the obligations of the Company Parties include a change of control of the Company (as defined in the Facility Agreement) and certain acquisitions made in contemplation of a merger where, as a direct result of the acquisition, the public debt rating of the Company quoted by Moody’s or S&P (including any change in terms of its outlook) is a lower rating than its public debt rating immediately prior to such acquisition.

In July 2004 and May 2005, the Company’s Board of Directors authorized share repurchase programs of $100.0 and $200.0, respectively. Under various programs, the Company repurchased 2.6 million shares in 2005 and 1.8 million shares in each of 2004 and 2003, at a cost of $98.3, $66.5 and $55.4, respectively. Average per share cost of shares acquired in 2005, 2004 and 2003 was $38.01, $36.89 and $31.66, respectively. The Company completed the July 2004 repurchase plan in August 2005 and as of December 31, 2005 had repurchased approximately 0.6 million shares under the May 2005 plan. At December 31, 2005, the Company had $177.2 remaining under the May 2005 plan, representing approximately 5.1 million shares based on a stock price of $35.00 per share. Repurchased shares will be available for use in connection with the Company’s employee benefit plans and for other general corporate purposes.

The dividend paid per share in 2005, 2004 and 2003 was $.72, $.67 and $.62, respectively. In January and April 2005, the Company paid a quarterly cash dividend of $.175 per share to shareholders. In May 2005, the Board of Directors increased the annual dividend by 5.7% to $.74 per share effective with the dividend paid in July 2005. The Company paid dividends totaling $67.8, $63.2 and $58.2 in 2005, 2004 and 2003. The Company's current intention is to pay dividends approximating 30 - 35% of yearly earnings; however, the payment of dividends is determined by the Board in its discretion based on various factors.

The cumulative translation adjustment component of Accumulated other comprehensive income was ($47.4) at December 31, 2005, compared to $8.2 at December 31, 2004. The change results principally from the strengthening of the U.S. dollar against the Euro, the Japanese Yen and the Australian dollar during 2005. The Minimum pension liability adjustment component of Accumulated other comprehensive income was ($100.4) at December 31, 2005, compared to ($110.7) at December 31, 2004. The accumulated loss on derivatives qualifying as hedges was ($2.6) at December 31, 2005 compared to ($5.7) at December 31, 2004.

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company's operations, earnings or competitive position. In 2005, the Company spent $20.4 on capital projects and $14.7 in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company's financial condition, results of operations or liquidity.

At December 31, 2005, the Company has contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations	Total	2006	2007-2008	2009-2010	2011 and thereafter
Borrowings(1)	$680.0	$551.0	$113.4	$—	$15.6
Interest on borrowings(1)	31.5	24.2	6.0	0.9	0.4
Operating leases(2)	309.6	21.7	38.2	30.8	218.9
Purchase commitments(3)	13.9	13.7	0.2	—	—
Pension funding obligations(4)	49.1	24.8	5.4	5.4	13.5
Post-retirement obligations(4)	48.8	3.9	8.3	9.1	27.5
Total	$1,132.9	$639.3	$171.5	$46.2	$275.9

(1)	See Note 9 of the Notes to the Consolidated Financial Statements for a further discussion of the Company’s various borrowing facilities.

(2)	Operating leases include facility and other lease commitments executed in the normal course of the business. Additional details concerning the United States facilities are contained in Note 8 of the Notes to the Consolidated Financial Statements and further details concerning worldwide aggregate operating leases are contained in Note 17 of the Notes to the Consolidated Financial Statements.

(3)	Purchase obligations and capital project commitments not recorded on the Company’s consolidated balance sheet.

(4)	See Note 14 of the Notes to the Consolidated Financial Statements for a further discussion of the Company’s retirement plans. Anticipated funding obligations are based on current actuarial assumptions. Funding requirements reported in the above table do not extend beyond 2015.

The Company anticipates that all financing requirements will be funded from operations and credit facilities currently in place. Cash flows from operations or credit facilities are currently expected to be sufficient to fund the Company's anticipated capital spending, dividends and other requirements for the next 12 - 18 months. The Company currently anticipates reducing borrowings by approximately $200.0 in 2006. In comparison, borrowings were reduced by approximately $185.0 and $145.0 in 2004 and 2003, respectively.

Market Risk

The Company is exposed to market risk from foreign currency exchange rates, interest rates and commodity price fluctuations. The Company evaluates and manages volatility relating to these exposures on a global basis to take advantage, where applicable, of netting opportunities that may exist. Identified net exposures are managed employing a number of techniques including, but not limited to, borrowings in local currencies and the use of certain derivative instruments.

The Company operates on a global basis and is exposed to currency fluctuation related to the manufacture and sale of its products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Mexico, Brazil, China, Indonesia, Australia and Japan, although all regions are subject to foreign currency fluctuations versus the U.S. dollar. The Company actively monitors its foreign currency exposures in all major markets in which it operates, and employs a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability on the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

The Company employs various interest rate swaps and debt issuances with the objective of managing and optimizing its interest rate exposure. In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the LIBOR plus an interest markup. In response to changes in market conditions and the value of the swaps, and in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 and $56.5 in 2003 and 2002, respectively, including accrued interest of $3.7 and $6.5, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. In 2003, the Company terminated all such swap agreements; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was fixed at 3.4% through maturity.

The Company has executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated other comprehensive income.

In 2002, the Company entered into certain interest rate swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 and 2005, the Company amended the swaps and the counterparty paid the Company $3.0 and $0.8, respectively, including accrued interest of $0.5 and $0.1, respectively. In both cases, these net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2005.

Critical Accounting Policies and Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) requires management to make estimates and assumptions that affect reported amounts and accompanying disclosures. These estimates are based on management’s best judgment of current events and actions that the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

Those areas requiring the greatest degree of management judgment or deemed most critical to the Company’s financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations.    The Company currently has net intangible assets, including goodwill, of $772.7. Goodwill is evaluated for impairment annually. In assessing its intangible assets, management uses the most current actual and forecasted operating data available, current market based assumptions and independent valuation experts. A two step approach is employed. The first step involves estimating the value of reporting units based on the present value of estimated future cash flows. The second step, if necessary, is to measure the value of the impairment loss, if any. Management’s most subjective assumptions relate to the estimated/projected sales and operating growth values employed in the forecast.

The analysis and evaluation of collectibility of accounts receivable.    The Company sells to large global and regional firms. The majority of sales are either made-to-order or products that the Company also employs in its own manufacturing process as a raw material. Judgment is required in assessing the realization of receivable balances, including assessment of the creditworthiness of the customers, and in evaluating varying circumstances that may impact the financial stability of a customer. Allowances for loss on collection are established based on currently available relevant facts, and are reevaluated and adjusted as additional information becomes available. The Company’s historical experience indicates the allowance recorded has been sufficient to cover any reasonably expected potential loss.

The analysis and evaluation of income taxes.    The Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109 (‘‘FAS 109’’), Accounting for Income Taxes. Under FAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, based on tax laws as currently enacted. The provision for income taxes is based on domestic and international statutory income taxes rates and planning opportunities available in the various tax jurisdictions where the Company operates. Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authority and positions taken by the Company may not be sustained. The Company regularly updates these accruals in light of changing facts and circumstances.

The evaluation of potential legal and environmental liabilities, where changing circumstances, rules and regulations require regular reassessment of related practices and anticipated costs.    The Company is subject to certain legal claims regarding products and other matters, as well as environmental-related matters. Significant management judgment is involved in determining when it is probable that a liability has been incurred and the extent to which it can be reasonably estimated.

The Company regularly assesses potential liabilities with respect to all legal claims based on the most recent available information, in consultation with outside counsel handling the defense of such matters, and other relevant independent experts. To the extent a liability is deemed to have been incurred and can be reasonably estimated, the Company recognizes a corresponding liability; if the reasonably estimated liability is a range, the Company recognizes that amount considered most likely, or in the absence of such a determination, the minimum reasonably expected liability. To the extent such claims are covered by various insurance policies, the Company separately evaluates the likelihood of recovery and accounts for any related insurance receivable. Management judgments involve determination as to whether a liability has been incurred, the reasonably estimated amount of that liability, and any potential insurance recovery.

The Company regularly evaluates its potential environmental exposure in terms of total estimated cost and with respect to the viability of other potentially responsible parties (‘‘PRP’s’’) associated with its exposure. Recorded liabilities are adjusted periodically as remediation efforts progress and additional information becomes available. Critical management assumptions relate to expected total costs to remediate and the financial viability of PRP’s to share such costs.

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

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was: 10 - 20% in cash and fixed income investments expected to yield 1.1%; 10 - 20% employed in corporate and government bonds expected to yield 1.7 - 2.8%; and 65 - 75% in equity investments with a long-term expected yield of 8.5 - 9.1%. The inflation rate assumed in the model was 2.5%. The plan has achieved a compound annual rate of return of 9.2% over the previous 15 years. The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. Additionally, for the U.S. Plan, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

Management establishes the assumptions concerning discount rates and actuarial assumptions based on current market conditions, including asset returns and other factors applicable under the circumstances. Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a .25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on the Company’s pension and other post-employment benefit expense, as applicable, is discussed in Note 14 of the Notes to the Consolidated Financial Statements.

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

Management believes that it has considered relevant circumstances that the Company may be currently subject to, and the financial statements accurately reflect management’s best estimate of the results of operations, financial condition and cash flows of the Company for the years presented. Management has discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

New Accounting Standards

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R) Share-Based Payment (‘‘FAS 123R’’) was issued in December 2004. FAS 123R is effective for the first reporting period beginning after December 15, 2005. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under FAS 123R, the Company must determine the fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company will adopt the new requirements using the modified prospective transition method in the first quarter which ends March 31, 2006. Adoption of the standard is currently expected to reduce 2006 annual earnings by $2.0- $3.0 million based on unvested options currently outstanding. This impact does not contemplate awards to be issued, cancelled or forfeited in 2006 or the potential tax impact related to the initial adoption of this standard.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("FAS 151"), was issued in November 2004. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Additionally, FAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. This statement is effective January 1, 2006 and the Company believes its adoption will not have a material impact on reported results.

In March 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. This Statement was effective for 2005 and did not have a material impact on reported results.

Non-GAAP Financial Measures

The discussion of the Company's historical results include and, where indicated, exclude the impact of sales and operating results attributable to certain non-core businesses disposed of in 2004, the impact of certain restructuring and other charges recorded in 2004, the impact of the Company repatriatization of certain dividends from foreign subsidiaries under the AJCA, as well as the effects of exchange rate fluctuations. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact of restructuring and other charges, the impact of sales and operating results attributable to certain non-core businesses disposed of, the impact of such restructuring charges and repatriatization of dividends, as well as the impact of exchange rate fluctuations on operating results and financial condition. The Company believes such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of the Company’s core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to its core continuing business.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are ‘‘forward-looking statements’’ within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements which may be identified by such words as ‘‘expect,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘outlook,’’ ‘‘may,’’ and similar forward-looking terminology, involve significant risks and uncertainties. Actual results of the Company may be materially different from any future results or conditions expressed or implied by such forward-looking statements. Actual results may differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; weather; geopolitical and region specific uncertainties; interest rates; the price and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation or other proceedings. The Company intends its forward-looking statements to speak only as of the time of this report and does not undertake to update or revise any such statements as more information becomes available or to reflect changes in expectations, assumptions or results.

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

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from forecasted purchase commitments. The Company enters into these hedge contracts generally for periods ranging from one to three months. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

The Company has executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated other comprehensive income.

In 2002, the Company entered into certain interest rate swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 and 2005, the Company amended the swaps and the counterparty paid the Company $3.0 million and $0.8 million, respectively, including accrued interest of $0.5 million and $0.1 million, respectively. In both cases, these net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2005.

The Company uses foreign currency-rate and interest rate-sensitive instruments to hedge a certain portion of its existing and forecasted transactions. The Company expects that any change in value for the hedging instrument would be offset by a change in value related to the underlying transaction.

The Company’s hedges of its foreign currency exposure are not designed to and therefore cannot entirely eliminate the effect of changes in foreign exchange rates on the Company’s consolidated financial position, results of operations and cash flows. The Company’s foreign currency swaps were analyzed at year-end to determine their sensitivity to exchange rate changes. Based on the outstanding balance of these financial instruments at December 31, 2005, a hypothetical 10% change (either an increase or a decrease) in rates prevailing at that date, sustained for up to a year, would not represent a material potential change in fair value, earnings or cash flows.

At December 31, 2005, the Company had $950.7 million of debt outstanding, including $7.9 million in deferred gains and mark-to-market adjustments on interest rate swap transactions. Debt, excluding the deferred swap gains, includes $499.2 million of 6.45% Notes maturing in May 2006, $314.6 million in bank borrowings and overdrafts and $129.0 million in long-term Japanese Yen denominated debt. The Company’s borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2005, a hypothetical 10% change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements on page 37. See Item 6 for supplemental quarterly data on page 15.

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

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report of Management is contained in Part IV of this Annual Report on Form 10-K and is incorporated herein by reference.

    Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control – Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to directors and nominees of the Company is set forth under the caption ‘‘Election of Directors’’ in the IFF 2006 Proxy Statement and is incorporated by reference herein. The information under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ that appears in the IFF 2006 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company's Executive Officers.

The Company has adopted a Code of Business Conduct and Ethics (the ‘‘Code of Ethics’’) that applies to the Company's chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available on the Company's website www.iff.com. A waiver from any provision of the Code of Ethics in favor of a director or Executive Officer may only be granted by the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to the Company's chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on the Company's Internet website: www.iff.com.

The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption ‘‘Board and Committee Meetings’’ in the IFF 2006 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

The information relating to executive compensation is set forth under the captions ‘‘Summary Compensation Table’’, ‘‘Option/SAR Grants in 2005’’, ‘‘Aggregated Option Exercises in 2005 and Option/SAR Values at December 31, 2005’’, ‘‘Directors' Compensation’’, ‘‘Employment Contracts and Termination of Employment and Change-in-Control Arrangements’’, ‘‘Compensation Committee Interlocks and Insider Participation’’ and ‘‘Related Party Matters’’, ‘‘Executive Separation Policy’’ and ‘‘Pension Plans’’ in the IFF 2006 Proxy Statement and such information is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption ‘‘Security Ownership of Management, Directors and Certain Other Persons’’ in the IFF 2006 Proxy Statement and such information is incorporated by reference herein. The information relating to the Company's equity plans is set forth under the caption ‘‘Equity Compensation Plans’’ in the IFF 2006 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information regarding certain relationships and related party transactions is set forth under the caption ‘‘Compensation Committee Interlocks and Insider Participation’’ and ‘‘Related Party Matters’’ in the IFF’s 2006 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The information regarding the independent registered public accounting firm (‘‘independent accountant’’) fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant are set forth under the captions ‘‘Principal Accountant Fees and Services’’ and ‘‘Audit Committee Pre-Approval Policies and Procedures’’ in the IFF 2006 Proxy Statement and such information is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS:    The following consolidated financial statements, related notes, management's report and independent registered public accounting firm’s report are included in this report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

We have completed integrated audits of International Flavors & Fragrances Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP New York, New York March 13, 2006

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2005	2004	2003
Net sales	$1,993,393	$2,033,653	$1,901,520
Cost of goods sold	1,168,992	1,160,235	1,092,456
Research and development expenses	179,812	175,173	159,286
Selling and administrative expenses	339,323	341,306	308,951
Amortization of intangibles	15,071	14,830	12,632
Restructuring and other charges, net	23,319	31,830	42,421
Interest expense	23,956	24,002	28,477
Other (income) expense, net	(3,268)	5,275	5,437
	1,747,205	1,752,651	1,649,660
Income before taxes on income	246,188	281,002	251,860
Taxes on income	53,122	84,931	79,263
Net income	$193,066	$196,071	$172,597

	2005	2004	2003
Net income per share – basic	$2.06	$2.08	$1.84
Net income per share – diluted	$2.04	$2.05	$1.83

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)	December 31,
ASSETS	2005	2004
Current Assets:
Cash and cash equivalents	$272,545	$32,596
Short-term investments	352	399
Receivables:
Trade	319,644	353,442
Allowance for doubtful accounts	(14,821)	(17,663)
Other	63,696	22,582
Inventories	430,794	457,204
Deferred income taxes	75,366	79,267
Prepaid expenses	43,698	33,543
Total Current Assets	1,191,274	961,370
Property, Plant and Equipment, net	499,145	501,334
Goodwill	665,582	665,582
Other Intangible Assets, net	107,069	124,094
Other Assets	175,126	110,914
Total Assets	$2,638,196	$2,363,294

	December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$819,392	$15,957
Accounts payable	98,588	103,978
Accrued payrolls and bonuses	23,260	53,452
Dividends payable	17,189	16,571
Income taxes	41,089	30,339
Restructuring and other charges	30,099	38,312
Other current liabilities	173,079	140,913
Total Current Liabilities	1,202,696	399,522
Other Liabilities:
Long-term debt	131,281	668,969
Deferred gains	67,713	70,428
Retirement liabilities	207,452	226,695
Other liabilities	113,707	87,193
Total Other Liabilities	520,153	1,053,285
Commitments and Contingencies (Note 17)
Shareholders' Equity:
Common stock 12½¢ par value; authorized 500,000,000 shares;
issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	71,894	79,498
Restricted stock	—	(870)
Retained earnings	1,752,055	1,627,386
Accumulated other comprehensive income:
Cumulative translation adjustment	(47,369)	8,227
Accumulated losses on derivatives qualifying as hedges (net of tax)	(2,606)	(5,694)
Minimum pension liability adjustment (net of tax)	(100,380)	(110,705)
	1,688,064	1,612,312
Treasury stock, at cost – 23,047,349 shares in 2005 and 21,088,993 shares in 2004	(772,717)	(701,825)
Total Shareholders' Equity	915,347	910,487
Total Liabilities and Shareholders' Equity	$2,638,196	$2,363,294

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2005	2004	2003
Cash flows from operating activities:
Net income	$193,066	$196,071	$172,597
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	91,928	90,996	86,721
Deferred income taxes	(32,882)	(6,464)	(11,565)
Gain on disposal of assets	(2,108)	(19,774)	(1,614)
Changes in assets and liabilities:
Current receivables	(1,897)	(2,203)	35,956
Inventories	(117)	363	7,690
Current payables	(6,369)	31,259	(32,252)
Changes in other assets, net	(46,225)	18,232	(1,263)
Changes in other liabilities, net	(18,236)	(12,633)	13,326
Net cash provided by operations	177,160	295,847	269,596
Cash flows from investing activities:
Net change in short-term investments	35	132	(128)
Acquisitions and purchase of minority interest	—	—	(6,400)
Additions to property, plant and equipment	(93,433)	(70,607)	(65,955)
Proceeds from disposal of assets	2,787	38,997	97,675
Net cash (used in) provided by investing activities	(90,611)	(31,478)	25,192
Cash flows from financing activities:
Cash dividends paid to shareholders	(67,779)	(63,214)	(58,174)
Net change in bank borrowings and overdrafts	312,094	(28,447)	12,551
Net change in commercial paper outstanding	—	(162,933)	124,954
Proceeds from long-term debt	—	—	35,984
Repayments of long-term debt	(11,653)	(759)	(386,399)
Proceeds from issuance of stock under stock plans	23,015	76,452	26,278
Purchase of treasury stock	(98,319)	(66,469)	(55,447)
Net cash provided by (used in) financing activities	157,358	(245,370)	(300,253)
Effect of exchange rate changes on cash and cash equivalents	(3,958)	1,516	2,688
Net change in cash and cash equivalents	239,949	20,515	(2,777)
Cash and cash equivalents at beginning of year	32,596	12,081	14,858
Cash and cash equivalents at end of year	$272,545	$32,596	$12,081
Non-Cash investing activity:
Asset write-down charges associated with the Company's
restructuring activities	$—	$6,814	$2,308

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Restricted stock	Retained earnings	Accumulated other compreh- ensive income	Treasury Shares	stock Cost	Note receivable from officer	Total Compreh- ensive income
Balance at January 1, 2003	$14,470	$109,735	$(5,723)	$1,382,539	$(212,480)	(21,507,668)	$(712,876)	$(987)
Net Income				172,597					$172,597
Cumulative translation adjustment					92,987				92,987
Accumulated gains on derivatives qualifying as hedges; net of tax: ($368)					(4,411)				(4,411)
Minimum pension liability adjustment; net of tax: $3,753					(7,777)				(7,777)
Total comprehensive income									$253,396
Cash dividends declared				(59,032)
Stock options		(14,597)				1,226,836	40,875
Reacquired shares						(1,751,300)	(55,447)
Repayment of loan								987
Amortization			1,771
Balance at Dec. 31, 2003	14,470	95,138	(3,952)	1,496,104	(131,681)	(22,032,132)	(727,448)	—
Net Income				196,071					$196,071
Cumulative translation adjustment					53,415				53,415
Accumulated losses on derivatives qualifying as hedges; net of tax: $89					(2,016)				(2,016)
Minimum pension liability adjustment; net of tax: $11,297					(27,890)				(27,890)
Total comprehensive income									$219,580
Cash dividends declared				(64,789)
Stock options		(15,640)				2,745,039	92,092
Reacquired shares						(1,801,900)	(66,469)
Restricted stock award			387
Amortization			2,695
Balance at Dec. 31, 2004	14,470	79,498	(870)	1,627,386	(108,172)	(21,088,993)	(701,825)	—
Net Income				193,066					$193,066
Cumulative translation adjustment					(55,596)				(55,596)
Accumulated losses on derivatives qualifying as hedges; net of tax: $674					3,088				3,088
Minimum pension liability adjustment; net of tax: ($2,262)					10,325				10,325
Total comprehensive income									$150,883
Cash dividends declared				(68,397)
Stock options		(7,604)				828,644	34,094
Reacquired shares						(2,587,000)	(98,319)
Restricted stock award						(200,000)	(6,667)
Amortization			870
Balance at Dec. 31, 2005	$14,470	$71,894	$—	$1,752,055	$(150,355)	(23,047,349)	$(772,717)	$—

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates    Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and accompanying disclosures. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates.

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

Revenue Recognition    The Company recognizes revenue when the earnings process is complete. This generally occurs when (i) products are shipped to the customer in accordance with the terms of sale, (ii) title and risk of loss have been transferred and (iii) collectibility is reasonably assured. Accruals are made for sales returns and other allowances based on the Company’s historical experience.

Foreign Currency Translation    The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders' Equity.

Research and Development    All research and development costs are expensed as incurred.

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

The Company reviews its long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. An estimate of undiscounted future cash flows produced by an asset or group of assets is compared to the carrying value to determine whether impairment exists. If assets are determined to be impaired, the loss is measured based on an estimate of fair value using various valuation techniques, including a discounted estimate of future cash flows.

Goodwill and Other Intangible Assets    Identifiable intangible assets include patents, trademarks and other intellectual property valued at acquisition primarily through independent appraisals, and are amortized on a straight-line basis over periods ranging from 7 to 20 years. For purposes of assessing impairment, the fair values for goodwill and indefinite-lived intangibles are determined based on discounted cash flows, market multiples or appraised values, as appropriate. The Company completed its annual goodwill impairment assessment and no adjustments to goodwill were necessary.

Income Taxes    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from distributions by subsidiary companies to the parent are provided to the extent anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended to be indefinitely invested in such subsidiaries. No income tax benefit is attributed to the currency translation component of Accumulated other comprehensive income.

Retirement Benefits    Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from plan improvements are amortized over periods ranging from 10 to 20 years.

Financial Instruments    The Company enters into derivative instruments with terms that match the underlying exposure being hedged. The Company's derivative instruments that qualify for hedge accounting treatment are designated as cash flow hedges and are considered highly effective. The net gain or loss from hedge ineffectiveness is not material. The changes in value of the derivative are recorded in Accumulated other comprehensive income and are recognized in earnings when the offsetting effect of the hedged item is recognized in earnings. The Company also uses derivative financial instruments to manage interest and foreign currency exposures. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

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

Shipping and Handling Costs    Net sales include shipping and handling charges billed to customers. Cost of goods sold includes all costs incurred in connection with shipping and handling.

Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2005	2004	2003
Basic	93,584	94,143	93,718
Dilution under stock plans	1,242	1,275	701
Diluted	94,826	95,418	94,419

Net income used in the computation of net income per share is unaffected by the assumed issuance of stock under the Company's stock plans.

Options to purchase 1,018,892, 761,750, and 4,440,455 shares were outstanding at December 31, 2005, 2004 and 2003, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years.

Stock Plans    The Company has stock-based compensation plans which are described more fully in Note 12. The Company has applied the recognition and measurement principles of APB 25 and related Interpretations in accounting for these plans. No compensation expense for employee stock options is reflected in net income, as all options granted under such plans had an exercise price not less than the market value of the common stock on the date of the grant. Net income, as reported, includes pre-tax compensation expense related to restricted stock and restricted stock units (‘‘RSU’s’’) of $7.3 million, $8.1 million, and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ for the years ended December 31, 2005, 2004 and 2003.

(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)	2005	2004	2003
Net income, as reported	$193,066	$196,071	$172,597
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	6,698	13,954	15,404
Pro-forma net income	$186,368	$182,117	$157,193
Net income per share:
Basic – as reported	$2.06	$2.08	$1.84
Basic – pro-forma	$1.99	$1.93	$1.68
Diluted – as reported	$2.04	$2.05	$1.83
Diluted – pro-forma	$1.97	$1.91	$1.66

These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Company granted annual RSU awards in 2004 and 2005 as elements of its equity compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU’s for the Company’s senior management is both performance and time based, and for the remainder of the eligible employees, vesting is time based; vesting is generally three years from date of grant.

New Accounting Standards    Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123(R) Share-Based Payment (‘‘FAS 123R’’) was issued in December 2004. FAS 123R is effective for the first reporting period beginning after December 15, 2005. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under FAS 123R, the Company must determine the fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company will adopt the new requirements using the modified prospective transition method in the first quarter which ends March 31, 2006.

SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("FAS 151"), was issued in November 2004. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Additionally, FAS 151 Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. This statement is effective January 1, 2006 and the Company believes its adoption will not have a material impact on reported results.

In March 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. This Statement was effective for 2005 and did not have a material impact on reported results.

Reclassifications    Certain reclassifications have been made to the prior years' financial statements to conform to 2005 classifications.

NOTE 2.    RESTRUCTURING AND OTHER CHARGES

In 2005, the Company undertook to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company recognized pre-tax charges of $23.3 million in 2005 related primarily to employee separation expenses.

In 2004, the Company disposed of its European fruit preparations business; proceeds from the sale were $40.0 million, including assumption of certain liabilities. In addition, the Company closed its Canadian manufacturing facility and began the process of closing its manufacturing facility in Dijon, France. As a result, the Company eliminated 302 positions, and recognized pre-tax charges of $31.8 million, of which $25.8 million related to employee terminations and $6.0 million to location closures and asset write-downs, and other related reorganization actions; the asset-related charges were net of gains of $16.3 million related to the sale of the fruit business and Canadian facility.

In 2003, the Company recorded pre-tax charges of $42.4 million, of which $38.0 million related to the elimination of 321 employee positions and $4.4 million related to location closures and asset write-downs. The $4.4 million asset-related charges primarily relate to updates on costs for previously commenced actions.

With respect to all restructuring and other charges:

•	Separation costs for the employees relate primarily to severance, outplacement and other benefit costs;

•	Asset write-down charges relate to establishment of the new carrying value for assets held for sale or disposal; and

•	Other costs include lease termination costs and other reorganization expenses incurred to affect either the employee separation or location closure.

Movements in related accruals were:

(DOLLARS IN THOUSANDS)	Employee- Related	Asset-Related and Other	Total
Balance January 1, 2003	$3,429	$421	$3,850
Additional charges	37,989	4,432	42,421
Cash and other costs	(21,809)	(3,334)	(25,143)
Balance December 31, 2003	19,609	1,519	21,128
Additional charges	25,828	22,331	48,159
Cash and other costs	(17,219)	(8,942)	(26,161)
Balance December 31, 2004	28,218	14,908	43,126
Additional charges	21,979	1,340	23,319
Cash and other costs	(20,681)	(11,315)	(31,996)
Balance December 31, 2005	$29,516	$4,933	$34,449

The 2004 asset-related accruals exclude gains of $16.3 million arising on the sale of the fruit business and Canadian facility; such gains were considered in determining Restructuring and other charges of $31.8 million reported in 2004.

The employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; asset-related charges will be utilized in 2007 on final decommissioning and disposal of affected equipment.

NOTE 3.    INVENTORIES

	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Raw materials	$197,268	$197,782
Work in process	11,866	12,759
Finished goods	221,660	246,663
Total	$430,794	$457,204

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET

	Cost
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Land	$30,220	$40,914
Buildings and improvements	226,202	214,328
Machinery and equipment	494,506	523,072
Information technology	195,367	185,026
Construction in progress	79,412	68,138
Total	$1,025,707	$1,031,478

	Accumulated Depreciation
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Buildings and improvements	$97,237	$99,103
Machinery and equipment	304,981	309,449
Information technology	124,344	121,592
Total	$526,562	$530,144

	Net
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Land	$30,220	$40,914
Buildings and improvements	128,965	115,225
Machinery and equipment	189,525	213,623
Information technology	71,023	63,434
Construction in progress	79,412	68,138
Total	$499,145	$501,334

NOTE 5.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by operating segment for 2005 and 2004 is as follows:

(DOLLARS IN THOUSANDS)	Amount
North America	$218,575
Europe	258,607
India	29,209
Latin America	49,046
Asia Pacific	110,145
Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Gross carrying value	$177,498	$179,452
Accumulated amortization	70,429	55,358
Total	$107,069	$124,094

Amortization expense for the year ended December 31, 2005 was $15.1 million; estimated annual amortization is $14.8 million in 2006, $13.5 million in 2007 and $6.8 million in 2008 thru 2010. In 2005, 2004 and 2003, the Company performed its impairment assessments and concluded there was no impairment.

NOTE 6.    OTHER ASSETS

Other Assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Pension payments – long term	$65,190	$55,042
Insurance settlement receivables	30,808	11,047
Deferred tax asset - noncurrent	53,221	14,146
Other	25,907	30,679
Total	$175,126	$110,914

NOTE 7.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2005	2004
Commissions and professional fees payable	$11,624	$10,877
Rebates and incentives	11,022	12,053
Current pension and other retiree accruals	18,739	13,072
Insurance settlement accruals	42,285	5,071
Other	89,409	99,840
Total	$173,079	$140,913

NOTE 8.    SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate assets, the Company entered into long-term operating leases with respect to the facilities disposed of. The leases are classified as operating leases in accordance with SFAS No. 13, ‘‘Accounting for Leases,’’ and the gains realized on the sale have been deferred and are being credited to income over the initial lease term. The Company had deferred gains on disposition of real estate totaling $70.7 million and $73.4 million at December 31, 2005 and 2004, respectively, of which $67.7 million and $70.4 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 9.    BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2005	2004
Bank borrowings and overdrafts			$314,622	$3,651
Current portion of long-term debt			499,208	12,306
Current portion of deferred realized gains on interest rate swaps			5,562	—
Total current debt			819,392	15,957
U.S. dollars	6.45%	2006	—	498,938
Japanese Yen notes	2.45%	2008-11	128,945	146,126
Other		2011	40	102
Deferred realized gains on interest rate swaps			2,296	24,104
FAS 133 adjustment			—	(301)
Total long-term debt			131,281	668,969
Total debt			$950,673	$684,926

Commercial paper issued by the Company generally has terms of 30 days or less; there were no outstanding commercial paper borrowings at December 31, 2005 or 2004.

In 2001, the Company issued $700.0 million of 6.45% Notes; the Notes mature May 15, 2006. During 2003, the Company repurchased $200.7 million of these Notes in a series of open-market transactions. At December 31, 2005, these Notes represent the current portion of long-term debt.

In 2005, the Company and certain of its subsidiaries entered into a revolving credit agreement (the ‘‘Agreement’’ or the ‘‘Facility’’) with certain banks which replaced existing credit facilities. The Agreement provides for a five-year US $350,000,000 (‘‘Tranche A’’) and Euro 400,000,000 (‘‘Tranche B’’) multi-currency revolving credit facility. Tranche A is available for commercial paper backstop and general corporate purposes; Tranche B is available to European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (London Inter Bank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European Inter Bank Offer Rate) plus a margin, currently 20 basis points, linked to the credit rating of the Company. The Company pays a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. The Company may request an extension of the Facility for up to two years beyond the original term of the Agreement. The Facility contains various affirmative and negative covenants customary in a facility of this type, including a covenant requiring the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. The Company has complied with this covenant at all times.

Short-term bank loans primarily in the form of overdrafts, in addition to the above multi-currency facility, were outstanding in several foreign countries and averaged $33.1 million in 2005, compared with $22.2 million in 2004. The highest levels were $314.7 million in 2005, $33.8 million in 2004, and

$37.4 million in 2003, respectively. The 2005 weighted average interest rate of these foreign bank loans, based on balances outstanding at the end of each month, was 3.4% and the average rate on loans outstanding at December 31, 2005 was 2.8%. These rates compare with 3.2% and 4.7%, respectively, in 2004 and 4.1% and 3.7%, respectively, in 2003.

Annual maturities on long-term debt outstanding at December 31, 2005 are: 2006, $499.2 million; 2007, $0; 2008, $113.4 million; 2009, $0, and 2010 and thereafter, $15.6 million. The estimated fair value of the long-term debt at December 31, 2005 and 2004, based on borrowing rates currently available to the Company with similar terms and maturities, approximated the recorded amount.

The Company has various interest rate swaps, the market value of which is included in the caption FAS 133 adjustment. Interest rate swaps that have been monetized and will be amortized over the life of the debt are reported as Deferred realized gains on interest rate swaps.

Cash payments for interest were $37.0 million in 2005, $36.7 million in 2004 and $44.6 million in 2003; such cash payments exclude the benefit of cash the Company received under its various interest rate swap agreements of $11.6 million in 2003; there were no new swap agreements in 2005 or 2004.

At December 31, 2005 and 2004, the Company and its subsidiaries had unused lines of credit approximating $641.0 million and $590.0 million, respectively, in addition to the Facility.

NOTE 10.    INCOME TAXES

The following tables show the components of consolidated income before taxes, and current and deferred income tax expense by taxing jurisdiction, both domestic and foreign:

(DOLLARS IN THOUSANDS)	2005	2004	2003
U.S. loss before taxes	$(52,471)	$(42,388)	$(53,200)
Foreign income before taxes	298,659	323,390	305,060
Total income before taxes	$246,188	$281,002	$251,860

(DOLLARS IN THOUSANDS)	2005	2004	2003
Current
Federal	$5,642	$6,033	$4,762
State and local	(1,612)	(1,288)	902
Foreign	81,974	86,650	85,164
	86,004	91,395	90,828
Deferred
Federal	(25,618)	(1,568)	(18,497)
State and local	778	293	(2,660)
Foreign	(8,042)	(5,189)	9,592
	(32,882)	(6,464)	(11,565)
Total income taxes	$53,122	$84,931	$79,263

At December 31, 2005 and 2004, gross deferred tax assets were $162.1 million and $165.6 million, respectively; gross deferred tax liabilities were $33.5 million and $72.2 million, respectively. No valuation allowance was required for deferred tax assets. At December 31, 2005 and 2004, non-current deferred tax assets of $53.2 million and $14.1 million, respectively, were included in Other Assets. The principal components of deferred tax assets (liabilities) were:

(DOLLARS IN THOUSANDS)	2005	2004
Employee and retiree benefits	$79,700	$83,900
Tax credit carryforwards	9,400	14,400
Property, plant and equipment	18,600	9,100
Trademarks and other	(28,100)	(32,300)
Foreign earnings	—	(25,300)
Other, net	49,000	43,600
	$128,600	$93,400

Of the tax credit carryforwards, $1.0 million will expire in 2013; the remainder can be carried forward indefinitely.

Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided totaled $550.9 million and $647.1 million at December 31, 2005 and 2004, respectively. The portion of these foreign earnings which the Company intends to indefinitely reinvest in its foreign operations totaled $139.8 million and $228.1 million at December 31, 2005 and 2004, respectively. No federal income or foreign withholding tax has been provided on these indefinitely reinvested foreign earnings. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

In 2005, the effective tax rate was significantly reduced as a result of a tax benefit associated with The American Jobs Creation Act of 2004 (‘‘AJCA’’). AJCA, enacted on October 22, 2004, provided for a special one-time tax deduction of 85% of dividends received on eligible repatriated foreign earnings; the deduction resulted in an approximate 5.25% federal tax rate on these earnings. Tax expense for 2005 reflects a benefit of $24.7 million relating to the Company's repatriation of $242.0 million of dividends from foreign subsidiaries under the provisions of AJCA. The benefit results from the reversal of prior accruals relating to the repatriation of foreign earnings, net of the applicable reduced U.S. tax cost of eligible repatriated foreign earnings, as provided for in AJCA

A reconciliation between the U.S. federal income tax rate and the effective tax rate is:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(2.8)	(2.6)	(1.4)
State and local taxes	(0.2)	(0.2)	(0.5)
AJCA benefit	(10.0)	—	—
Other, net	(0.4)	(2.0)	(1.6)
Effective tax rate	21.6%	30.2%	31.5%

Income taxes paid were $66.7 million in 2005, $75.4 million in 2004 and $96.9 million in 2003.

NOTE 11.    SHAREHOLDERS' EQUITY

On March 9, 2000, the Company adopted a shareholder protection rights agreement (the ‘‘Rights Agreement’’) and declared a dividend of one right on each share of common stock outstanding on March 24, 2000 or issued thereafter.

Under the Rights Agreement, as amended, until a person or group acquires 15% or more of the Company's common stock or commences a tender offer that would result in such person's or group's owning 15% or more, the rights are evidenced by the common stock certificates, automatically trade with the common stock and are not exercisable.

Thereafter, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each right entitles its holder to purchase a certain number of shares for a specified exercise price. Also, under certain circumstances, the Company's Board of Directors has the option to redeem or exchange one share of common stock for each right. Finally, in the event a new Board of Directors is elected in a successful proxy contest, (i) the rights may not be redeemed and no business combination with the Company can be effected for 180 days thereafter unless certain procedures are followed to ensure (A) that steps are taken to maximize shareholder value, or (B) that any decision to redeem the rights, if challenged, would meet an ‘‘entire fairness’’ test; and (ii) the Rights Agreement may not be amended during such 180-day period. To establish ‘‘entire fairness’’ in connection with a redemption, the new Board must be able to demonstrate that all aspects of the redemption decision were fair, including the redemption procedure and the financial terms of the redemption. The Rights Agreement expires in March 2010.

The Board of Directors authorized share repurchase programs of $100.0 million in July 2004 and $200.0 million in May 2005. The Company completed the 2004 program during 2005. At December 31, 2005, $177.2 million remained under the 2005 plan. The repurchased shares may be used in connection with equity compensation programs and for other general corporate purposes.

Dividends paid per share were $0.72, $0.67 and $0.62 in 2005, 2004 and 2003, respectively.

The Accumulated other comprehensive income balance includes Cumulative translation adjustments of ($47.4) million and $8.2 million, Accumulated (losses) gains on derivatives qualifying as hedges of ($2.6) million and ($5.7) million, and Minimum pension liability of ($100.4) million and ($110.7) million, at December 31, 2005 and 2004, respectively. Amounts are shown net of tax, where appropriate.

NOTE 12.    STOCK PLANS

The Company has various equity plans under which the Company's officers, directors and key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted or may receive other forms of equity-based awards. Prior to 2004, stock option plans were the primary form of equity compensation. In 2004, the Company granted RSU’s as an element of its incentive compensation plans for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU’s for the Company’s senior management is performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period is generally three years from date of grant. Compensation expense is recognized over the vesting period.

Options granted prior to May 2001 generally become exercisable no earlier than two years after the date of grant and expire 10 years after the date of grant. Options granted after May 1, 2001 generally become exercisable no earlier than one year from the date of grant and expire 10 years after grant date, except for options granted to certain foreign employees, which may be exercised immediately.

During 2005, options were granted at exercise prices ranging from $39.00 to $42.12 per share. At December 31, 2005, the price range for shares under option was $17.94 to $49.88; options for 5,614,291 shares were exercisable at that date.

The Company maintained a Global Employee Stock Purchase Plan (‘‘GESPP’’). Eligible employees were allowed to purchase a limited number of shares of the Company's common stock at a discount of 15% of the market value on the grant date. The effective purchase date is one year after grant. Shares purchased under the GESPP in 2004 and 2003 were 156,256 and 188,862, respectively. There were no shares purchased under the 2005 grant as the share price at December 31, 2005 was less than the discounted grant date value.

Stock plan transactions were:

	Shares or Units of Common Stock		Weighted Average Exercise Price
	Available for Grant	Under Option or Units		Options Exercisable
Balance at January 1, 2003	6,480,012	9,661,908	$30.66	4,292,202
Granted options	(2,668,600)	2,668,600	30.08
Exercised	—	(1,034,528)	20.81
Terminated	754,658	(754,658)	33.38
Lapsed	(107,883)	(117,750)	36.31
Reserved for Units	(37,229)	—	—
Balance at December 31, 2003	4,420,958	10,423,572	31.18	5,146,449
Granted options	(212,000)	212,000	34.87
Exercised	—	(2,565,747)	26.88
Terminated	570,398	(570,398)	35.66
Lapsed	(91,749)	(80,334)	36.00
Reserved for Units	9,682	—	—
Restricted Stock Units Awarded	(508,660)	508,660	36.09
Balance at December 31, 2004	4,188,629	7,927,753	32.26	4,995,161
Granted options	(266,000)	266,000	40.41
Exercised	—	(654,256)	28.15
Terminated	443,003	(443,003)	40.45
Restricted Stock Units Awarded	(511,319)	511,319	38.54
Balance at December 31, 2005	3,854,313	7,607,813	$31.22	5,614,291

The weighted average exercise prices of the Company’s options exercisable at December 31, 2005, 2004 and 2003 were $32.18, $32.82 and $33.02, respectively. The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	$15-$25	$25-$30	$30-$35	$35-$50
Number outstanding	70,667	2,646,547	3,120,714	860,500
Weighted average remaining contractual life, in years	4.9	6.6	5.8	4.9
Weighed average exercise price	$18.34	$28.93	$33.16	$42.39
Number exercisable	70,667	2,075,294	2,936,148	532,182
Weighed average exercisable price	$18.34	$28.67	$33.19	$42.17

Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2005, 2004 and 2003 were $10.57, $9.42 and $7.84, respectively. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Principal assumptions used in applying the Black-Scholes model were:

	2005	2004	2003
Risk-free interest rate	4.2%	4.0%	2.6%
Expected life, in years	5	5	5
Expected volatility	26.9%	29.6%	31.7%
Expected dividend yield	1.7%	1.9%	2.0%

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

The Company evaluates the performance of its geographic regions based on segment profit which is income before taxes on income, excluding interest expense, other income and expense and the effects of restructuring and other charges and accounting changes. The Company is divided into five geographic regions for management purposes: North America, Europe, India, Latin America and Asia Pacific. The Global Expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resource and other administrative expenses not allocable to individual regions. Transfers between geographic regions are accounted for at prices that approximate arm's-length prices. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets. The Company’s reportable segment information follows:

2005 (Dollars in thousands)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$610,620	$754,157	$57,789	$244,805	$326,022		$—	$1,993,393
Transfers between areas	74,312	183,022	37	589	42,165		(300,125)	—
Total sales	$684,932	$937,179	$57,826	$245,394	$368,187		$(300,125)	$1,993,393
Segment profit	$51,161	$188,571	$13,631	$26,172	$57,683	$(45,783)	$(1,240)	$290,195
Restructuring and other charges	(9,978)	(10,569)	(972)	(559)	(1,241)			(23,319)
Operating profit	$41,183	$178,002	$12,659	$25,613	$56,442	$(45,783)	$(1,240)	$266,876
Interest expense								(23,956)
Other income (expense), net								3,268
Income before taxes on income								$246,188
Segment assets	$868,618	$842,595	$81,764	$203,466	$480,826	$286,686	$(125,759)	$2,638,196

2004 (Dollars in thousands)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$635,887	$812,588	$50,537	$219,126	$315,515		$—	$2,033,653
Transfers between areas	79,389	189,514	1,431	846	31,081		(302,261)	—
Total sales	$715,276	$1,002,102	$51,968	$219,972	$346,596		$(302,261)	$2,033,653
Segment profit	$73,984	$230,878	$11,315	$27,242	$55,273	$(54,261)	$(2,322)	$342,109
Restructuring and other charges	(7,648)	(23,485)	—	(33)	(664)			(31,830)
Operating profit	$66,336	$207,393	$11,315	$27,209	$54,609	$(54,261)	$(2,322)	$310,279
Interest expense								(24,002)
Other income (expense), net								(5,275)
Income before taxes on income								$281,002
Segment assets	$841,076	$880,987	$72,634	$185,115	$446,364	$65,734	$(128,616)	$2,363,294

2003 (Dollars in thousands)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$583,224	$782,680	$42,209	$208,714	$284,693		$—	$1,901,520
Transfers between areas	77,471	155,305	939	683	22,512		(256,910)	—
Total sales	$660,695	$937,985	$43,148	$209,397	$307,205		$(256,910)	$1,901,520
Segment profit	$67,758	$209,073	$10,728	$32,907	$50,326	$(42,107)	$(490)	$328,195
Restructuring and other charges	(20,172)	(16,936)	(441)	(1,296)	(3,576)			(42,421)
Operating profit	$47,586	$192,137	$10,287	$31,611	$46,750	$(42,107)	$(490)	$285,774
Interest expense								(28,477)
Other income (expense), net								(5,437)
Income before taxes on income								$251,860
Segment assets	$785,619	$978,020	$59,512	$156,809	$385,515	$43,362	$(101,945)	$2,306,892

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2005	2004	2003	2005	2004	2003
North America	$21,720	$20,733	$21,153	$40,646	$41,429	$43,063
Europe	33,588	24,800	21,565	29,444	32,102	29,909
India	4,216	1,217	2,318	1,211	1,088	938
Latin America	2,824	3,231	4,919	6,455	3,743	3,368
Asia Pacific	25,026	15,132	11,322	11,684	10,084	7,112
Unallocated assets	6,059	5,494	4,678	2,488	2,550	2,331
Consolidated	$93,433	$70,607	$65,955	$91,928	$90,996	$86,721

Sales of fragrance products were $1,135.7 million, $1,123.1 million, and $1,035.0 million in 2005, 2004 and 2003, respectively. Sales of flavor products were $857.7 million, $910.6 million and $866.5 million in 2005, 2004 and 2003, respectively. Sales in the United States, based on the final country of destination of the Company's products, were $536.7 million, $564.5 million and $520.3 million in 2005, 2004 and 2003, respectively. No other country of destination exceeded 7% of consolidated sales. No customer accounted for 10% or more of sales. Total long-lived assets consists of net property, plant and equipment and net intangible assets and amounted to $1,271.8 million, $1,291.0 million and $1,310.0 million at December 31, 2005, 2004 and 2003, respectively; of the respective totals, $946.3 million, $965.6 million and $998.4 million were located in the United States. No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

Net foreign exchange transactions resulted in a gain of $2.8 million in 2005, a loss of $2.9 million in 2004, and a gain of $1.6 million in 2003, and are included in Other (income) expense, net.

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

In addition to pension benefits, certain health care and life insurance benefits are provided to qualifying United States employees upon retirement from the Company. Such coverage is provided through insurance plans with premiums based on benefits paid. The Company does not generally provide health care or life insurance coverage for retired employees of foreign subsidiaries; such benefits are provided in most foreign countries by government-sponsored plans, and the cost of these programs is not significant to the Company.

The plan assets and benefit obligations of a majority of the Company’s pension plans are measured at December 31 of each year.

Pension expense included the following components:

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2005	2004	2003	2005	2004	2003
Service cost for benefits earned	$9,381	$8,650	$8,466	$10,317	$9,085	$8,226
Interest cost on projected benefit obligation	21,218	20,225	19,771	28,701	26,313	23,564
Expected return on plan assets	(21,406)	(20,828)	(21,875)	(32,514)	(28,314)	(24,418)
Net amortization and deferrals	5,357	2,160	709	8,457	6,792	5,983
Settlement and curtailment	—	—	—	—	(3,168)	(140)
Special termination benefits	—	230	1,300	—	91	1,223
Defined benefit plans	14,550	10,437	8,371	14,961	10,799	14,438
Defined contribution and other retirement plans	2,884	2,709	2,533	3,265	3,610	3,217
Total pension expense	$17,434	$13,146	$10,904	$18,226	$14,409	$17,655
Weighted-average actuarial assumptions used to determine pension data:
Discount rate	6.00%	6.25%	6.75%	5.03%	5.25%	5.48%
Expected return on plan assets	8.25%	8.25%	8.50%	6.86%	6.82%	7.37%
Rate of compensation increase	3.75%	3.75%	4.00%	2.41%	2.52%	2.80%

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was approximately 10 - 20% employed in cash and fixed income investments expected to yield 1.1%; 10 - 20% employed in corporate and government bonds expected to yield 1.7 - 2.8%; and 65 - 75% in equity investments with a long-term expected yield of 8.5 - 9.1%. The inflation rate assumed in the model was 2.5%. The U.S. plan has employed a similar asset allocation strategy for the prior 15 years and has achieved a compound annual return of 9.2% during this period. The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. Additionally, for the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase is based on plan experience.

The Company's pension plan asset allocation for U.S. plans at December 31, 2005 and 2004, and target allocation for 2006 is:

	Target Allocation 2006	Percentage of Plan Assets
		December 31,
Asset Category		2005	2004
Equity investments	65 - 75%	70%	73%
Corporate and government bonds	10 - 20%	13%	14%
Other cash and short-term investments	10 - 20%	17%	13%
Total		100%	100%

Equity investments include the Company's common stock valued at $17.4 million (6.0% of total plan assets) and $22.2 million (8.0% of total plan assets) at December 31, 2005 and 2004, respectively.

In 2005, the percentage of assets held in equities decreased primarily as a result of market performance relative to fixed income investments. There has been no change in the Company's long-term target allocation.

The Company's pension plan asset allocation for Non-U.S. plans at December 31, 2005 and 2004, and target allocation for 2006 is:

	Target Allocation 2006	Percentage of Plan Assets
		December 31,
Asset Category		2005	2004
Equity investments	30 - 40%	44%	37%
Corporate and government bonds	40 - 50%	41%	43%
Other cash and short-term investments	10 - 20%	15%	20%
Total		100%	100%

Total Non-U.S. plan assets consist of a blend of various asset mixes defined by each plan’s liability profile and country or statutory requirements. Each plan maintains an investment policy appropriate to meet its benefit obligations.

Expense recognized for postretirement benefits other than pensions included the following components:

(DOLLARS IN THOUSANDS)	2005	2004	2003
Service cost for benefits earned	$3,044	$2,141	$2,751
Interest on benefit obligation	6,034	4,524	6,220
Net amortization and deferrals	768	(791)	1,044
Total postretirement benefit expense	$9,846	$5,874	$10,015

The following weighted average assumptions were used to determine the Company’s postretirement benefit expense for the years ended December 31:

	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%
Current medical cost trend rate	9.00%	9.00%	10.00%
Ultimate medical cost trend rate	4.75%	4.75%	5.00%
Medical cost trend rate decreases to ultimate rate in year	2011	2010	2009

Changes in pension and postretirement benefit obligations were:

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004	2005	2004
Benefit obligation at beginning of year	$345,061	$322,798	$619,728	$513,943	$83,463	$84,995
Service cost for benefits earned	9,381	8,650	10,317	9,085	3,044	2,141
Interest cost on projected benefit obligation	21,218	20,225	28,701	26,313	6,034	4,524
Actuarial loss	20,867	6,535	48,899	53,363	22,885	9,221
Plan amendments	928	3,857	—	807	—	—
Plan participants' contributions	—	—	1,419	1,235	966	608
Benefits paid	(19,246)	(17,234)	(21,484)	(20,804)	(4,913)	(5,588)
Medicare Rx subsidy	—	—	—	—	—	(12,438)
Divestitures	—	—	—	(3,060)	—	—
Settlements	—	—	—	(3,277)	—	—
Curtailments	—	—	—	(1,459)	—	—
Special termination benefits	—	230	—	91	—	—
Translation adjustments	—	—	(73,369)	43,491	—	—
Benefit obligation at end of year	$378,209	$345,061	$614,211	$619,728	$111,479	$83,463

The following weighted average assumptions were used to determine the Company’s pension benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2005	2004	2005	2004
Discount rate	5.75%	6.00%	4.57%	5.03%
Rate of compensation increase	3.75%	3.75%	2.46%	2.41%

The following weighted average assumptions were used to determine the Company’s postretirement benefit obligations at December 31:

	2005	2004
Discount rate	5.75%	6.00%
Current medical cost trend rate	8.00%	9.00%
Ultimate medical cost trend rate	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2011	2011

Changes in pension plan assets were:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$278,646	$250,094	$493,385	$411,198
Actual return on plan assets	10,513	25,308	69,452	37,383
Employer contributions	24,277	20,478	53,869	33,017
Participants contributions	—	—	1,419	1,235
Divestitures	—	—	—	(360)
Settlements	—	—	—	(3,277)
Benefits paid	(19,246)	(17,234)	(21,484)	(20,804)
Translation adjustments	—	—	(61,552)	34,993
Fair value of plan assets at end of year	$294,190	$278,646	$535,089	$493,385

The funded status of pension and postretirement plans at December 31 was:

	U.S. Pension Plans		Non-U.S. Pension Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004	2005	2004
Plan assets (less than) projected benefit obligation	$(84,019)	$(66,415)	$(79,122)	$(126,343)	$(111,479)	$(83,463)
Post measurement date contributions	—	—	114	128	—	—
Remaining balance of unrecognized net (asset) liability established at adoption of FAS 87	—	—	62	195	—	—
Unrecognized prior service cost (benefit)	11,894	11,113	3,215	4,276	(21,194)	(23,389)
Unrecognized net loss	83,754	57,204	179,895	197,907	55,397	35,475
Net asset (liability)	$11,629	$1,902	$104,164	$76,163	$(77,276)	$(71,377)

Pension assets and liabilities included in the Consolidated Balance Sheet at December 31 were:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004
Prepaid benefit cost	$—	$—	$72,184	$55,989
Accrued benefit liability	(65,322)	(45,427)	(51,110)	(106,255)
Accumulated other comprehensive income	63,964	34,987	83,057	124,726
Intangible asset	12,987	12,342	33	1,703
Net amount recognized	$11,629	$1,902	$104,164	$76,163

At December 31, 2005, of the net amount recognized above, $65.2 million of the Non-U.S. prepaid benefit cost is included in Other Assets with the remaining amount included in Prepaid expenses in the Consolidated Balance Sheet.

At the end of 2005 and 2004, the projected benefit obligation (‘‘PBO’’), accumulated benefit obligation (‘‘ABO’’), and fair value of plan assets for the U.S. pension plans and pension plans outside the U.S., where the accumulated benefit obligation exceeds the assets, were:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004
Projected benefit obligation	$378,209	$345,061	$299,012	$407,713
Accumulated benefit obligation	359,512	324,073	294,193	391,662
Fair value of plan assets	294,190	278,646	242,970	285,290

The effect of a .25% decrease in the discount rate on the U.S. pension plan would be to increase the pension expense in the subsequent year by approximately $0.9 million. The same change in the discount rate would result in an increase in the ABO of $8.9 million, an increase in the additional minimum pension liability (‘‘AML’’) included in Accumulated Other Comprehensive Income (‘‘AOCI’’) of $8.9 million, and an increase in the PBO of $9.7 million at the 2005 year-end. The effect of a .25% decrease in the long term rate of return on plan assets would increase expense in the subsequent year by $0.7 million.

The effect of a .25% decrease in the discount rate on the Non-U.S. pension plans would be to increase the pension expense in the subsequent year by approximately $1.9 million. The same change would result in an increase in the ABO of $22.6 million, an increase in the AML included in AOCI of $36.3 million and an increase in the PBO of $25.4 million at the 2005 year-end. The effect of a .25% decrease in the long term rate of return on plan assets would increase expense in the subsequent year by $1.3 million.

The effect of a .25% decrease in the discount rate on the postretirement benefit plan would be to increase the expense in the subsequent year by approximately $0.5 million. The same change in the discount rate would result in an increase in the APBO of $4.7 million.

The special termination benefits in 2004 are the result of termination agreements in the U.S. providing for enhanced retirement benefits to eligible employees. The amounts reported as a curtailment, a settlement and a divestiture in the 2004 Non-U.S. plans is a result of the sale of the Company’s fruit businesses to Frutarom.

The Company recorded in AOCI an AML of $147.1 million ($100.4 million net of taxes) and $159.7 million ($110.7 million net of taxes) at December 31, 2005 and 2004, respectively, as required by SFAS No. 87, ‘‘Employers’ Accounting for Pensions.’’ The AML is reflected in Retirement liabilities and is prescribed when the accumulated benefit obligation in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The adjustment relates to plans in the United States, the United Kingdom, Germany, Ireland and Japan. Changes in the AML included in AOCI for U.S. and Non-U.S. pension plans were as follows:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2005	2004	2005	2004
Increase in additional minimum pension liability included in Other comprehensive income	$28,977	$905	$(41,669)	$38,286

Information about the expected cash flows for the pension plans and postretirement benefit plans are as follows:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Employer Contributions
2006 (expected)	$2,701	$22,143	$3,896
Expected Benefit Payments
2006	18,061	20,425	3,896
2007	18,567	21,432	4,041
2008	19,528	22,477	4,256
2009	20,293	24,150	4,434
2010	21,294	24,964	4,673
2011 – 2015	127,615	145,192	27,544

Expected U.S. pension plan employer contributions include approximately $2.7 million in benefit payments for a non-qualified plan. Non-U.S. plan contributions are based on current actuarial assumptions and funding plans in place.

The effect of a 1% increase in the assumed medical rate of inflation would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $20.8 million and $2.0 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $16.4 million and $1.6 million, respectively.

The Company amended its postretirement medical and life insurance plan in 2003. The plan changes require retirees to increase their contribution amounts over a three-year period to a rate equal to active employees and for all retiree prescription co-payments to increase to the amounts currently paid by active employees.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In accordance with the Financial Accounting Standards Board Staff Position No. 106-2 (‘‘FSP FAS 106-2’’), ‘‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,’’ the Company accounted for the effects of the Act and recognized the impact of the Medicare prescription drug subsidy retrospectively from January 1, 2004 beginning July 1, 2004. The subsidy reduced the January 1, 2005 and 2004 accumulated postretirement benefit obligation by $14.5 million and $12.4 million, respectively, and the 2005 and 2004 annual postretirement expense by $2.0 million and $1.8 million, respectively.

The expected benefit payments shown above are net of the Medicare Part D subsidy. The following table shows the expected benefit payments prior to reflecting the subsidy, the expected subsidy and the expected benefit payments reflecting the subsidy.

(DOLLARS IN THOUSANDS)	Not Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Reflecting Medicare Part D Subsidy
Expected Benefit Payments
2006	$4,359	$(463)	$3,896
2007	4,552	(511)	4,041
2008	4,814	(558)	4,256
2009	5,038	(604)	4,434
2010	5,317	(644)	4,673
2011 – 2015	31,442	(3,898)	27,544

NOTE 15.    FINANCIAL INSTRUMENTS

The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

The Company employs various interest rate swaps and debt issuances with the objective of managing and optimizing its interest rate exposure. In 2001, the Company entered into certain interest swap agreements effectively converting the fixed coupon rate on its 6.45% Notes to a variable short-term rate based on the LIBOR plus an interest markup. In response to changes in market conditions and the value of the swaps, and in 2003, in connection with the Company's debt repurchase, the Company periodically amended the swap agreements, changing the related interest spread. As a result of these amendments, the counterparty paid the Company $11.6 million and $56.5 million in 2003 and 2002, respectively, including accrued interest of $3.7 million and $6.5 million, respectively. The net realized gains on the swaps have been deferred, classified as a separate component of debt, and are amortized as a reduction in interest expense over the remaining term of the Notes. In 2003, the Company terminated all such swap agreements; as a result, the interest rate on the Notes, including amortization of the deferred swap gains, was fixed at 3.4% through maturity of the Notes.

The Company has executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is approximately $5.0 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated other comprehensive income.

In 2002, the Company entered into certain interest rate swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 and 2005, the Company amended the swaps and the counterparty paid the Company $3.0 million and $0.8 million, respectively, including accrued interest of $0.5 million and $0.1 million, respectively. In both cases, these net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2005.

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

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Minimum rental commitments under non-cancelable operating leases are $21.7 million in 2006, $20.6 million in 2007, $17.6 million in 2008, $15.6 million in 2009, $15.2 million in 2010, and thereafter through 2030, the aggregate lease obligations are $218.9 million. The corresponding rental expense amounted to $21.3 million, $20.8 million and $20.7 million in 2005, 2004 and 2003, respectively. None of the Company’s leases contain step rent provisions or escalation clauses nor do they require capital improvement funding.

The Company is party to a number of lawsuits and claims related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued.

The Company recorded its expected liability with respect to these claims in Other liabilities and expected recoveries from its insurance carrier group in Other Assets. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims.

(a)(2) FINANCIAL STATEMENT SCHEDULES.    The following schedule is included in Part IV of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2005	S-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	69

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) EXHIBITS

Number
3(i)	Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q dated August 12, 2002.
3(ii)	By-laws of Registrant, incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K dated January 31, 2006.
4.1	Shareholder’s Protection Rights Agreement dated as of March 21, 2000 between Registrant and The Bank of New York, as Rights Agent.
4.1a	First Amendment dated as of September 26, 2000, to Shareholder Protection Rights Agreement.
4.1b	Letter Agreement between the Registrant and Wachovia Bank, National Association (‘‘Wachovia’’) dated as of October 31, 2002 appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement dated as of March 21, 2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a) to Registrant’s Report on Form 10-Q dated November 12, 2002.
4.2	Specimen Certificates of Registrant’s Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 dated on September 29, 2000. (Reg. No. 333-46932).
4.3	Indenture, dated as of May 1, 2001, between International Flavors & Fragrances Inc. and Bank One Trust Company, N.A. (now JPMorgan Chase Bank), as Trustee, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).
4.4	First Supplemental Indenture, dated as of May 7, 2001, between International Flavors & Fragrances Inc. and Bank One Trust Company, N.A. (now JPMorgan Chase Bank), as Trustee, incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).
4.5	Form of 6.45% Note due 2006 (included in 4.4), incorporated by reference to Exhibit 4.2.1 to Registrant’s Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).
4.6	Registration Rights Agreement, dated May 7, 2001, among International Flavors & Fragrances Inc. and Salomon Smith Barney Inc., Banc One Capitals Markets, Inc., First Union Securities, Inc. and Tokyo-Mitsubishi International plc, as representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 dated June 26, 2001 (Reg. No. 333-63910).

Number
*10.1	Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of Registrant, approved by Registrant’s Board of Directors on April 13, 2000, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q dated August 14, 2000.
*10.2	Performance Incentive Award Agreement in respect of a performance incentive award of 200,000 restricted shares of Company Common Stock approved by the Company’s Board of Directors on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q dated November 12, 2002.
*10.3	Supplemental Retirement Plan adopted by Board of Directors on October 29, 1986, including amendments effective January 1, 2001, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q dated May 13, 2003.
*10.4	2000 Stock Award and Incentive Plan adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through November 8, 2004.
*10.5	2000 Supplemental Stock Award Plan adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through November 8, 2004.
*10.6	Registrant’s Executive Death Benefit Plan effective July 1, 1990.
*10.7	Registrant’s Vision 2001 Compensation Program, as amended, adopted by the Registrant’s Board of Directors on December 12, 2000, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K dated January 28, 2005.
*10.8	Performance Criteria for the Company’s Annual Incentive Plan for 2004 and applicable to senior management’s restricted stock unit award in 2004 and for the 2003-2005 and 2004-2006 cycles under the Company’s long term incentive plan, incorporated by reference to Registrant’s Report on Form 8-K dated January 28, 2005, including Exhibit 10.1 thereto.
*10.9	Performance Criteria for the Company’s Annual Incentive Plan for 2005 and applicable to senior management’s restricted stock unit award in 2005 and for the 2005-2007 cycle under the Company’s long term incentive plan, incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to Registrant’s Report on Form 8-K dated March 11, 2005.
*10.10	Performance Criteria for the Company’s Annual Incentive Plan for 2006 and for the 2006-2008 cycle under the Company’s long term incentive plan, incorporated by reference to Exhibits 10.1 and 10.2 to Registrant’s Report on Form 8-K dated March 10, 2006.
*10.11	Form of Non-Employee Director’s Restricted Stock Unit Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K dated December 15, 2004.
*10.12	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8a to Registrant’s Report on Form 8-K dated October 7, 2004.
*10.13	Form of U.S. Performance-Based Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, Incorporated by reference to Exhibit 10.8b to Registrant’s Report on Form 8-K dated October 7, 2004.
*10.14	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q dated November 9, 2004.

Number
*10.15	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q dated November 9, 2004.
*10.16	Restated and Amended Executive Separation Policy, incorporated by reference to Exhibit 10.3 to Registrants Report on Form 8-K dated December 15, 2004.
*10.17	Registrant’s Employee Stock Option Plan of 1992, incorporated by reference to Exhibit 10.11 to Registrant’s Report on Form 10-K for fiscal year ended December 31, 2002.
*10.18	1997 Employee Stock Option Plan.
*10.19	Amendment to 1997 Employee Stock Option Plan as amended by Registrant’s Board of Directors on February 8, 2000.
*10.20	Deferred Compensation Plan adopted by Registrant’s Board of Directors on December 12, 2000, incorporated by reference to Exhibit 99 to Registrant’s Registration Statement on Form S-8 dated May 16, 2001 (Reg. No. 333-61072).
*10.21	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000.
10.22	Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q dated August 4, 2005.
10.23	1990 Stock Option Plan for Non-Employee Directors.
*10.24	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrants Report on Form 8-K dated December 15, 2004.
*10.25	Director Charitable Contribution Program adopted by the Board of Directors on February 14, 1995.
*10.26	Resolutions approving Non-Employee Directors’ Annual Stock Grant Program adopted by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant’s Registration Statement on Form S-3 dated on September 29, 2000 (Reg. No. 333-46932).
*10.27	Non-Employee Director Compensation Arrangements, adopted by Registrant’s Board of Directors on December 15, 2004, incorporated by reference to Registrant’s Report on Form 8-K dated December 15, 2004.
10.28	Multi-currency Revolving Credit Facility Agreement dated November 22, 2005, among International Flavors & Fragrances (Luxembourg) S.A.R.L., certain subsidiaries, the banks named therein, including Citigroup Global Markets Limited, Fortis Bank S.A./N.V., Bank of America N.A., Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, ING Bank N.V., J.P. Morgan Chase and Wachovia Bank, National Association, as mandated lead arrangers, and Citibank International PLC, as Facility Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K dated November 29, 2005.
10.29	Separation Agreement dated as of January 13, 2006 between D. Wayne Howard, former Executive Vice President, Global Operations of the Company, and the Company, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K dated January 18, 2006.

Number
*10.30	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 8-K dated March 10, 2006.
*10.31	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 8-K dated March 10, 2006.
*10.32	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 8-K dated March 10, 2006.
*10.33	Long Term Incentive Choice Program Summary incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K dated March 10, 2006.
21	List of Principal Subsidiaries
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Richard A. Goldstein and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of International Flavors & Fragrances Inc.:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2006 appearing in the 2005 Annual Report to Shareholders of International Flavors and Fragrances, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP New York, New York March 13, 2006

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Registrant)
By /s/ Douglas J. Wetmore
Douglas J. Wetmore Senior Vice President and Chief Financial Officer

Dated: March 13, 2006

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
/s/ Douglas J. Wetmore
Douglas J. Wetmore Senior Vice President and Chief Financial Officer
Directors:
/s/ Richard A. Goldstein
RICHARD A. GOLDSTEIN
/s/ Margaret Hayes Adame
MARGARET HAYES ADAME
/s/ Gunter Blobel
GUNTER BLOBEL
/s/ J. Michael Cook
J. MICHAEL COOK
/s/ Peter A. Georgescu
PETER A. GEORGESCU
/s/ Alexandra A. Herzan
ALEXANDRA A. HERZAN
/s/ Henry W. Howell, Jr.
HENRY W. HOWELL, JR.
/s/ Arthur C. Martinez
ARTHUR C. MARTINEZ
/s/ Burton M. Tansky
BURTON M. TANSKY

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

	For the Year Ended December 31, 2005
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$17,663	$910	$2,592	$(1,160)	$14,821

	For the Year Ended December 31, 2004
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$16,212	$3,615	$3,391	$1,227	$17,663

	For the Year Ended December 31, 2003
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$12,933	$3,146	$1,846	$1,979	$16,212

S-1