Form 10-Q
period 2006-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2006-05-08
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2006
                    -----------------------------------------

                          Commission file number 1-4858
                          -----------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact name of registrant as specified in its charter)


           New York                                     13-1432060
---------------------------------            ---------------------------------
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)


                 521 West 57th Street, New York, N.Y. 10019-2960
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 765-5500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [|X|] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X ]  Accelerated filer [  ]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes [  ]  No [X]

Number of shares outstanding as of May 1, 2006:  90,838,142

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                         3/31/06        12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                          $       205,251 $      272,545
     Short-term investments                                                                         330            352
     Trade receivables                                                                          363,513        319,644
     Allowance for doubtful accounts                                                            (15,047)       (14,821)
     Inventories:      Raw materials                                                            200,760        197,268
                       Work in process                                                           11,600         11,866
                       Finished goods                                                           225,200        221,660
                                                                                           -------------  -------------
                       Total Inventories                                                        437,560        430,794
     Deferred income taxes                                                                       68,451         75,366
     Other current assets                                                                        93,504        107,394
                                                                                           -------------  -------------
     Total Current Assets                                                                     1,153,562      1,191,274
                                                                                           -------------  -------------
Property, Plant and Equipment, at cost                                                        1,018,297      1,025,707
Accumulated depreciation                                                                       (532,673)      (526,562)
                                                                                           -------------  -------------
                                                                                                485,624        499,145
                                                                                           -------------  -------------
Goodwill                                                                                        665,582        665,582
Intangible Assets, net                                                                          103,359        107,069
Other Assets                                                                                    178,820        175,126
                                                                                           -------------  -------------
Total Assets                                                                            $     2,586,947 $    2,638,196
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                          3/31/06        12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings, overdrafts and current portion of long-term debt                  $       805,705 $      819,392
     Accounts payable                                                                           105,298         98,588
     Accrued payrolls and bonuses                                                                19,862         23,260
     Dividends payable                                                                           16,800         17,189
     Income taxes                                                                                43,342         41,089
     Restructuring and other charges                                                             23,901         30,099
     Other current liabilities                                                                  161,359        173,079
                                                                                           -------------  -------------
     Total Current Liabilities                                                                1,176,267      1,202,696
                                                                                           -------------  -------------
Other Liabilities:
     Long-term debt                                                                             130,155        131,281
     Deferred gains                                                                              66,956         67,713
     Retirement liabilities                                                                     209,530        207,452
     Other liabilities                                                                          113,798        113,707
                                                                                           -------------  -------------
     Total Other Liabilities                                                                    520,439        520,153
                                                                                           -------------  -------------
Commitments and Contingencies (Note 9)
Shareholders' Equity:
     Common stock 12 1/2 cent par value; authorized 500,000,000 shares;
          issued 115,761,840 shares                                                              14,470         14,470
     Capital in excess of par value                                                              72,696         71,894
     Retained earnings                                                                        1,788,945      1,752,055
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (42,532)       (47,369)
          Accumulated losses on derivatives qualifying as hedges (net of tax)                    (1,800)        (2,606)
          Minimum pension liability adjustment (net of tax)                                    (100,380)      (100,380)
                                                                                           -------------  -------------
                                                                                              1,731,399      1,688,064
     Treasury stock, at cost - 25,150,525 shares in 2006 and 23,047,349 shares in 2005         (841,158)      (772,717)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 890,241        915,347
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                              $     2,586,947 $    2,638,196
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                            3 Months Ended 3/31
                                                                                        ---------------------------
                                                                                             2006          2005
                                                                                        ------------- -------------
Net sales                                                                                  $ 511,432     $ 523,052
                                                                                        ------------- -------------

Cost of goods sold                                                                           294,818       308,397
Research and development expenses                                                             45,602        44,753
Selling and administrative expenses                                                           85,588        84,744
Amortization of intangibles                                                                    3,710         3,768
Restructuring and other charges                                                                  661             -
Interest expense                                                                               5,373         5,576
Other (income) expense, net                                                                      439          (556)
                                                                                        ------------- -------------
                                                                                             436,191       446,682
                                                                                        ------------- -------------
Income before taxes on income                                                                 75,241        76,370
Taxes on income                                                                               21,551        23,827
                                                                                        ------------- -------------
Net income                                                                                    53,690        52,543

Other comprehensive income:
     Foreign currency translation adjustments                                                  4,837       (26,863)
     Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)                 806          (842)
                                                                                        ------------- -------------
Comprehensive income                                                                        $ 59,333      $ 24,838
                                                                                        ============= =============

Net Income per share - basic                                                                   $0.59         $0.56

Net Income per share - diluted                                                                 $0.58         $0.55

Average number of shares outstanding - basic                                                  91,535        94,325

Average number of shares outstanding - diluted                                                92,207        96,025

Dividends declared per share                                                                  $0.185        $0.175

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                               3 Months Ended March 31,
                                                                             -----------------------------
                                                                                   2006            2005
                                                                             -------------   -------------
Cash flows from operating activities:
Net income                                                                $        53,690 $        52,543
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                 22,261          22,889
     Deferred income taxes                                                          9,953          11,695
     Gain on disposal of assets                                                    (1,644)           (753)
     Changes in assets and liabilities:
          Current receivables                                                     (45,164)        (48,257)
          Inventories                                                              (1,694)          5,284
          Current payables                                                         (1,110)        (29,451)
          Changes in other assets, net                                             (2,134)        (21,554)
          Changes in other liabilities, net                                         7,037          (6,406)
                                                                             -------------   -------------
Net cash provided by (used in) operations                                          41,195         (14,010)
                                                                             -------------   -------------
Cash flows from investing activities:
     Net change in short-term investments                                              25              35
     Additions to property, plant and equipment                                    (9,033)        (15,687)
     Proceeds from disposal of assets                                               4,670             166
                                                                             -------------   -------------
Net cash used in investing activities                                              (4,338)        (15,486)
                                                                             -------------   -------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                          (17,189)        (16,571)
     Net change in bank borrowings and overdrafts                                 (19,398)         18,084
     Net change in commercial paper outstanding                                         -          44,977
     Proceeds from long-term debt                                                       -           2,291
     Repayments of long-term debt                                                      (6)        (11,654)
     Proceeds from issuance of stock under stock option and
          employee stock purchase plans                                             6,636          13,552
     Purchase of treasury stock                                                   (75,561)        (29,986)
                                                                             -------------   -------------
Net cash (used in) provided by financing activities                              (105,518)         20,693
                                                                             -------------   -------------
Effect of exchange rate changes on cash and cash equivalents                        1,367            (980)
                                                                             -------------   -------------
Net change in cash and cash equivalents                                           (67,294)         (9,783)
Cash and cash equivalents at beginning of year                                    272,545          32,596
                                                                             -------------   -------------
Cash and cash equivalents at end of period                                $       205,251 $        22,813
                                                                             =============   =============

Interest paid                                                             $         1,622 $           674

Income taxes paid                                                         $         8,056 $         9,484

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in the Company's 2005 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.

Note 1.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

                                                 Three Months Ended March 31,
---------------------------------------- --------------------- ----------------
(Shares in thousands)                             2006                 2005
---------------------------------------- --------------------- ----------------
Basic                                            91,535              94,325
                                             ----------------- ----------------
Assumed conversion under stock plans                672               1,700
                                             ----------------- ----------------
Diluted                                          92,207              96,025

Stock options to purchase 1,875,375 and 552,862 shares were outstanding for the first quarter of 2006 and 2005, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti- dilutive.

Note 2. Restructuring and Other Charges:

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company undertook a plan to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company recognized pre-tax charges of $23.3 million in 2005 and $0.7 million in the first quarter of 2006.

Movements in the liabilities related to the restructuring charges, included in restructuring and other charges or other liabilities as appropriate, were (in millions):

                                                       Asset-
                                     Employee-         Related
                                      Related         and Other        Total
                                  --------------- --------------- -------------
Balance December 31, 2005                $ 29.5          $ 4.9          $ 34.4
Additional charges                          0.2            0.5             0.7
Cash and other costs                       (6.7)          (0.2)           (6.9)
                                  --------------  -------------  --------------
Balance March 31, 2006                   $ 23.0          $ 5.2          $ 28.2
                                  ==============  =============  ==============

Consistent with the original plan, the balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 3.  Goodwill and Other Intangible Assets, Net

Goodwill by operating segment at March 31, 2006 and December 31, 2005 is as follows:

(DOLLARS IN THOUSANDS)                                            Amount
-------------------------------------------------------       -------------
North America                                                 $   218,575
Europe                                                            258,607
India                                                              29,209
Latin America                                                      49,046
Asia Pacific                                                      110,145
                                                             --------------
     Total                                                    $   665,582
                                                             ==============


Trademark and other intangible assets consist of the following amounts:

                                              March 31,        December 31,
(DOLLARS IN THOUSANDS)                          2006               2005
----------------------------------------   -------------       -------------
Gross carrying value                      $   177,498         $   177,498
Accumulated amortization                       74,139              70,429
                                           -------------       -------------
   Total                                  $   103,359         $   107,069
                                           =============       =============

Amortization expense for the period ended March 31, 2005 was $3.7 million; estimated annual amortization is $14.8 million in 2006, $13.5 million in 2007 and $6.8 million in 2008 through 2011.

Note 4. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

                                                                        Accumulated
                                                                         losses on              Minimum
                                                                        derivatives             Pension
                                                  Translation          qualifying as           Obligation,
2006(Dollars in thousands)                        adjustments       hedges, net of tax         net of tax            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2005                          $ (47,369)              $ (2,606)           $ (100,380)          $ (150,355)
Change                                                 4,837                    806                     -                5,643
                                       ---------------------- ---------------------- --------------------- --------------------
Balance March 31, 2006                             $ (42,532)              $ (1,800)           $ (100,380)          $ (144,712)
-------------------------------------------------------------------------------------------------------------------------------

                                                                        Accumulated
                                                                         losses on              Minimum
                                                                        derivatives             Pension
                                                  Translation          qualifying as           Obligation,
2005(Dollars in thousands)                        adjustments       hedges, net of tax         net of tax            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004                          $   8,227               $ (5,694)           $ (110,705)          $ (108,172)
Change                                               (26,863)                  (842)                    -              (27,705)
                                       ---------------------- ---------------------- --------------------- --------------------
Balance March 31, 2005                             $ (18,636)              $ (6,536)           $ (110,705)          $ (135,877)
-------------------------------------------------------------------------------------------------------------------------------

Note 5. Borrowings:

Debt consists of the following:

(Dollars in Thousands)                                        Rate    Maturities     March 31, 2006   December 31, 2005
-------------------------------------------------------  -----------  ----------  ------------------   ----------------
Bank borrowings and overdrafts                                                            $ 304,687          $ 314,622
Current portion of long-term debt                              6.45%     2006               499,267            499,208
Current portion of deferred realized gains on
   interest rate swaps                                                                        1,751              5,562
                                                                                   -----------------   ----------------
Total current debt                                                                          805,705            819,392
                                                                                   -----------------   ----------------

Japanese Yen notes                                             2.45%     2008-11            128,563            128,945
Other                                                                    2011                    36                 40
Deferred realized gains on interest rate swaps                                                1,556              2,296
                                                                                   -----------------   ----------------
Total long-term debt                                                                        130,155            131,281
                                                                                   -----------------   ----------------
Total debt                                                                                $ 935,860          $ 950,673
                                                                                   =================   ================

The 6.45% Notes mature May 15, 2006 and are accordingly classified as current at March 31, 2006.

Note 6. Equity Compensation Plans:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123 (R)") using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated.

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by SFAS No. 123. No compensation expense for employee stock options was previously reflected in net earnings, as all stock options granted under those plans had an exercise price not less than the market value of the common stock on the date of the grant.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made in order to provide a better estimate of fair value since the Binomial model is a more flexible method for valuing employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company plans to use an average of implied and historical volatility and the expected term assumption was determined based on historical patterns.

The Company has various equity plans under which the Company's officers, senior management, directors and other key employees may be granted options to purchase the Company's common stock at 100% of the market price on the day the option is granted or may receive other forms of equity-based awards. Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Unit's ("RSU's") as an element of its incentive compensation plan for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's officers and senior management is performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period is primarily three years from date of grant, however vesting can be adjusted within certain parameters. For a small group of primarily overseas employees, the Company continues to issue stock options.

Stock Options
-------------

Stock options to purchase common stock are granted at an exercise price of not less than fair value of the underlying stock on the date of the grant. Stock options granted generally become exercisable on the first anniversary of the grant date and have a maximum term of ten years. There were no stock options awarded in the first quarter of 2006. Compensation cost and the related tax benefit for unvested stock option awards issued prior to adoption totaled $1.3 million and $0.5 million, respectively for the three months ended March 31, 2006. Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2005 were $10.57 per share.

The following table illustrates the effect on net earnings and earning per share ("EPS") if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding stock-based option awards for the quarter ended March 31, 2005.

(Dollars in thousands except per share amounts)                                  2005
--------------------------------------------------------------------------- -----------
Net income, as reported                                                       $ 52,543

Deduct: Total stock-based employee compensation expense
determined under fair value method for all stock option
awards, net of related tax effects                                               1,884
                                                                             ----------
Pro-forma net income                                                          $ 50,659
                                                                             ==========
Net income per share:
     Basic - as reported                                                         $0.56
     Basic - pro-forma                                                           $0.54
     Diluted - as reported                                                       $0.55
     Diluted - pro-forma                                                         $0.53

Principal assumptions used in applying the Black-Scholes model were:

                                                       2005
                                                     ---------
Risk-free interest rate                                  4.2%
Expected life, in years                                     5
Expected volatility                                     26.9%
Expected dividend yield                                  1.7%

The Company anticipates using historical information to estimate expected life and forfeitures within the valuation model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of ten years. The risk-free rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common shares over the calculated expected life. The Company anticipates paying cash dividends in the future and therefore uses an expected dividend yield in the valuation model using current cash dividends of $.185 per share each quarter for options granted during 2006. The adoption of FAS 123R did not change the way that the Company has accounted for stock options in prior periods.

The Company stock option activity was as follows for the three months ended March 31, 2006:

                                                                   Weighted        Average        Aggregate
                                                    Shares         Average        Remaining       Intrinsic
                                                  Subject to       Exercise       Contractual      Value (in
                                                   Option           Price           Term            millions)
                                            -----------------   --------------  -------------    --------------
Balance at January 1, 2006                         6,698,428        $32.52
     Options granted                                       -        $    -
     Options exercised                               187,535        $29.80
     Options cancelled                                54,126        $30.55
Balance at March 31, 2006                          6,456,767        $32.61            5.7           $210.5
Exercisable at March 31, 2006                      6,144,512        $32.34            5.6           $198.7

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.9 million.

The Company stock option activity for non-vested shares for the three months ended March 31, 2006 was as follows:

                                                                     Weighted
                                                                      Average
                                              Shares               Exercise Price
                                         --------------------   -----------------
Non-vested at January 1, 2006               1,074,140               $33.05
     Options granted                                -
     Options vested                           701,056
     Options cancelled                         60,829
                                         -------------------
Non-vested at March 31, 2006                   312,255               $37.88
                                         ===================

As of March 31, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested stock option awards granted under the stock option plans relating to future periods. The cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units
----------------------

The Company may grant restricted shares and RSU's to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such shares and RSU's are subject to forfeiture if certain employment conditions are not met. RSU's generally vest 100% at the end of three years, however, RSU's granted to all officers and senior management have a performance restriction which if not attained terminates the RSU's prior to vesting.

The fair value of the RSU's is equal to the market price of the Company's stock at date of grant and is amortized to expense ratably over the vesting period. The Company recorded compensation expense related to RSU's of $1.5 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively.

The Company restricted stock activity for the three months ended March 31, 2006 was as follows:

                                                              Average Grant
                                             Number of        Date Fair Value
                                              Shares             Per Share
                                         -----------------  -----------------
Balance at January 1, 2006                      909,385          $38.84
     Granted                                          -
     Vested                                      45,281
     Forfeited                                   98,398
                                         ---------------
Balance at March 31, 2006                       765,706          $38.49
                                         ===============

The total intrinsic value of RSU's which vested during the three months ended March 31, 2006 was $1.6 million.

The adoption of SFAS No.  123(R)  resulted in a  cumulative  effect gain of $0.5 million which reflects the net cumulative impact of estimating future forfeitures in the determination of periodic expense for unvested RSU awards, rather than recording forfeitures only when they occur. The cumulative effect was recorded in operating expenses and not as a cumulative effect of a change in accounting principle because the amount was not material.

Note 7. Segment Information:

The Company manages its operations by major geographical region. Flavors and fragrances have similar economic and operational characteristics including research and development, the nature of the creative and production processes, the type of customers, and the methods by which products are distributed. Accounting policies used for segment reporting are identical to those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2005 Annual Report.

The Company evaluates the performance of its geographic regions based on segment profit which is income before taxes on income, excluding interest expense, other income and expense and the effects of restructuring and other charges and accounting  changes.  The Company is divided  into five  geographic  regions for management  purposes:  North  America,  Europe,  India,  Latin  America and Asia
Pacific. The Global Expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resource and other administrative expenses that are not allocable to individual regions. Transfers between geographic regions are accounted for at prices that approximate arm's-length market prices. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets. The Company's reportable segment information follows:

                                    North                            Latin       Asia        Global        Elimina-      Consolid-
2006 (Dollars in thousands)        America      Europe     India    America     Pacific     Expenses        nations         ated
------------------------------- -------------------------------------------------------------------------------------------------
Sales to unaffiliated customers    $ 160,704  $ 190,717  $ 17,880   $ 63,646    $ 78,485                 $       -     $ 511,432
Transfers between areas               15,178     45,150       270         99      11,022                   (71,719)            -
                                -------------------------------------------------------------------------------------------------
Total sales                        $ 175,882  $ 235,867  $ 18,150   $ 63,745    $ 89,507                 $ (71,719)    $ 511,432
                                =================================================================================================
Segment profit                     $  14,658  $  58,875  $  4,528   $  7,636    $ 11,777   $ (15,706)    $     (54)    $  81,714
Restructuring and other charges    $       -  $     (6)  $   (385)  $      -    $   (270)                                   (661)
                                -------------------------------------------------------------------------------------------------
Operating profit                   $  14,658  $  58,869  $  4,143   $  7,636    $ 11,507   $ (15,706)    $     (54)    $  81,053
                                ====================================================================================
Interest expense                                                                                                          (5,373)
Other income (expense), net                                                                                                 (439)
                                                                                                                     -------------
Income before taxes on income                                                                                          $  75,241
                                                                                                                     =============

                                    North                            Latin       Asia        Global        Elimina-      Consolid-
2005 (Dollars in thousands)        America      Europe     India    America     Pacific     Expenses        nations         ated
------------------------------- -------------------------------------------------------------------------------------------------
Sales to unaffiliated customers    $ 155,096  $ 211,796  $ 16,176   $ 57,962    $ 82,022                 $       -     $ 523,052
Transfers between areas               21,303     46,883         1        318       9,933                   (78,438)            -
                                -------------------------------------------------------------------------------------------------
Total sales                        $ 176,399  $ 258,679  $ 16,177   $ 58,280    $ 91,955                 $ (78,438)    $ 523,052
                                =================================================================================================
Operating profit                   $  14,629  $  55,374  $  4,079   $  5,564    $ 14,265   $ (12,033)    $    (488)    $  81,390
                                ====================================================================================
Interest expense                                                                                                          (5,576)
Other income (expense), net                                                                                                  556
                                                                                                                     -------------
Income before taxes on income                                                                                          $  76,370
                                                                                                                     =============

Note 8. Retirement Benefits:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2005 Annual Report, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees.

For the quarters ended March 31, 2006 and 2005, pension expense included the following components:

                                                                   U.S. Plans                       Non-U.S. Plans
                                                        -------------------------------      ------------------------------
(Dollars in thousands)                                      2006             2005                2006            2005
--------------------------------------------------      --------------   --------------      -------------   --------------
Service cost for benefits earned                              $ 2,636          $ 2,390            $ 3,189          $ 2,662
Interest cost on projected benefit obligation                   5,465            5,200              7,007            7,431
Expected return on plan assets                                 (5,493)          (5,243)            (9,459)          (8,419)
Net amortization and deferrals                                  2,015            1,191              2,103            2,190
                                                        --------------   --------------      -------------   --------------
Defined benefit plans                                           4,623            3,538              2,840            3,864
Defined contribution and other retirement plans                   814              790                804              817
                                                        --------------   --------------      -------------   --------------
Total pension expense                                         $ 5,437          $ 4,328            $ 3,644          $ 4,681
                                                        ==============   ==============      =============   ==============

The Company expects to contribute $12.7 million to its U.S. pension plans in 2006. In the quarter ended March 31, 2006, no contributions were made to the Company's qualified plan and $0.7 million of contributions for benefit payments were made to a non-qualified plan. The Company expects to contribute $22.1 million to its non-U.S. pension plans in 2006. In the quarter ended March 31, 2006, $4.2 million of contributions were made to these plans. The majority of these contributions are reported in Other Assets on the Consolidated Balance Sheet.

For the quarters ended March 31, 2006 and 2005, expense recognized for postretirement benefits other than pensions included the following components:

(Dollars in thousands)                             2006           2005
----------------------------------             -----------    -----------
Service cost for benefits earned                     $ 856          $ 622
Interest on benefit obligation                       1,575          1,226
Net amortization and deferrals                         191           (107)
                                                -----------    -----------
Total postretirement benefit expense               $ 2,622        $ 1,741
                                                ===========    ===========

The Company  expects to contribute  $3.9 million to its  postretirement  benefit
plans  in  2006.  In  the  quarter  ended  March  31,  2006,   $1.0  million  of
contributions was made.

Note 9. Commitments and Contingencies:

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

Note 10. Reclassifications:

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to 2006 classifications.

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

The Company has made strides to implement a number of these initiatives. On time delivery and continuous improvement in operations are supported by the global implementation of the enterprise requirements planning software package ("SAP"), and related initiatives, implementation of which was substantially completed at March 31, 2006. Product and category growth and strategic analysis of these objectives is a continual focus for management and a number of new ingredients are employed in flavor and fragrance compounds.

Operations
----------

First quarter 2006 sales totaled $511.4 million, declining 2% in comparison to the prior year quarter. Reported sales for the 2006 quarter were affected by the strength of the U.S. dollar; had exchange rates remained constant, sales would have increased 3% in comparison to the 2005 quarter. Fragrance sales decreased 2% while flavor sales were flat; on a local currency basis, fragrance and flavor sales grew 2% and 4%, respectively. Fragrance sales were led by fine fragrance, which increased 2% in dollars and 8% in local currency; the fine fragrance performance reflected the benefit of a number of new product wins. Sales of functional fragrances declined 4% in dollars and were flat in local currency while fragrance ingredient sales declined 6% in dollars and 1% in local currency.

Sales performance by region for the 2006 quarter compared to the prior year follows:

     - North American fragrance and flavor sales increased 6% and 4%, respectively; in total, regional sales increased 5%. Sales of fine fragrances increased 21%, benefiting both from new wins and strong demand for existing fragrance compounds. Fragrance ingredient sales increased 12%, while functional fragrance sales declined 8%. New wins of $3.7 million drove the fine fragrance performance. Functional fragrance price increases and new wins did not offset the volume decline in existing businesses. The flavor growth was primarily the result of new wins and to a smaller extent price increases.
     - European fragrance sales decreased 11% while flavor sales declined 6%; in total, regional sales declined 9%. Reported sales were unfavorably impacted by the strength of the U.S. dollar against the Euro, Pound Sterling and Swiss Franc; local currency sales declined 1%. Local currency fragrance sales decreased 2%; fine and functional fragrance sales each increased 2%, with new wins exceeding erosion in the existing business. This growth was offset by a 12% decline in sales of fragrance ingredients. Local currency flavor sales increased 2%, mainly as a result of new wins.
     - Latin American sales increased 11%, with fragrance and flavor sales increasing 8% and 19%, respectively. For the region, sales growth was strongest in Venezuela, Central America and Mexico which grew 32%, 22% and 16%, respectively; Brazil grew 6% for the quarter. Fragrance sales grew in all product categories and growth was fairly consistent across the region; fine and functional fragrance and fragrance ingredient sales increased 9%, 7% and 12%, respectively. Fine and functional fragrance sales benefited from new wins of $4.1 million and volume and price increases of $1.5 million which combined to offset the decline due to erosion. Flavor sales growth was also strong throughout the region led by increases of 20%, 79% and 11% in Brazil, Central America and Mexico, respectively. Flavor sale increases were primarily the result of new wins of $2.0 million and volume and price increases totaling approximately $1.9 million.
     - Asia Pacific fragrance sales decreased 7% while flavor sales declined 3% compared to the 2005 quarter; in total, regional sales declined 5% in reported dollars. Local currency fragrance sales were led by a 3% increase in fine fragrances although this growth was offset by a 9% decline in functional fragrances; sales of fragrance ingredients were flat in local currency as were flavor sales. For the region, Thailand, South Korea and Singapore/Malaysia sales were strongest, with respective local currency sales increases of 14%, 14% and 6%. However, this growth was offset by weakness in the Philippines, Indonesia, Australia and Japan which declined 22%, 7%, 7% and 4%, respectively, in local currency. New flavor and fragrance wins of $3.4 million did not offset the volume and price erosion in existing products.
     - India sales increased 16% in local currency and 14% in reported dollars. Local currency fragrance sales increased 19%, resulting in a 17% increase in dollars. Flavor sales increased 12% in local currency and 11% in dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product wins and continued strength of the region's economies.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter 2006 and 2005 are detailed below.

                                                   First Three Months
                                               -------------------------
                                                  2006          2005
                                               -----------   -----------
Costs of Goods Sold                                 57.6%         59.0%
Research and Development Expenses                    8.9%          8.6%
Selling and Adminstrative Expenses                  16.7%         16.2%

Cost of goods sold, as a percentage of sales, decreased to 57.6% compared to 59.0% in the 2005 quarter. The decrease was attributable mainly to the local currency sales performance and improved manufacturing expense absorption, favorable product mix and the benefit of selling price increases. Gross margin in the 2005 quarter was also unfavorably impacted by lower expense absorption attributable to maintaining the Company's Dijon, France facility and the costs related to the transfer of production from Dijon to other manufacturing locations; production at the Dijon facility ceased in March 2005.

Research and development expenses, as a percentage of sales, were in line with planned spending. These expenses are expected to approximate 9.0% of sales on a full year basis.

Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 16.7% in the 2006 first quarter from 16.2% in the 2005 first quarter. SG&A expenses were impacted by higher incentive plan accruals than in the prior year, driven by the improved local currency sales and operating performance. Operating expenses were also impacted by the adoption of Statement of Financial Accounting Standards No. 123(Revised 2004) "Share Based Payment" ("FAS 123R") which the Company adopted effective January 1, 2006. R&D and SG&A expense include $0.2 million and $0.7 million, respectively, of equity compensation expense related to the adoption of FAS 123R. See Note 6 of the Notes to the unaudited Consolidated Financial Statements.

Interest expense declined 4% due to a lower average interest rate on borrowings; the average interest rate on borrowings for the 2006 first quarter was 2.3% compared to 3.2% for the 2005 first quarter.

The effective tax rate for the 2006 quarter was 28.6%, compared to 31.2% in the prior year quarter; the rate for the 2006 quarter benefited from reversal of accruals no longer deemed necessary regarding certain overseas locations.

Restructuring and Other Charges
-------------------------------

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company undertook a plan to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions; the reductions represent 6% of the Company's workforce. As a result of these actions, the Company anticipates recording pre-tax restructuring charges of $25.0 million to $30.0 million relating primarily to employee separation expenses; of this, $23.3 million was recognized in 2005; $0.7 million was recognized in the first quarter of 2006. The remaining charges are expected to be recognized over the balance of 2006. Annual savings from these actions are expected to approximate $16.0 million to $18.0 million.

Movements in the liabilities related to the restructuring charges, included in restructuring and other charges or other liabilities as appropriate, were (in millions):

                                                                Asset-
                                            Employee-          Related
                                            Related           and Other       Total
                                          --------------- -------------- --------------
Balance December 31, 2005                        $ 29.5          $ 4.9          $ 34.4
Additional charges                                  0.2            0.5             0.7
Cash and other costs                               (6.7)          (0.2)           (6.9)
                                          --------------  -------------- --------------
Balance March 31, 2006                           $ 23.0          $ 5.2          $ 28.2
                                          ==============  =============  ==============

Consistent with the original plan, the balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Equity Compensation Plans
-------------------------

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123R using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. The Company has selected the modified prospective method of transition; accordingly, prior periods have not been restated.

During 2004, the Company changed its equity-based management compensation program moving toward restricted stock units ("RSU's") and away from stock options. Prior to adopting FAS No. 123R, the Company applied APB Opinion No. 25 in accounting for stock-based compensation plans. All employee stock options were granted at 100% of the market price on the day the option is granted. In the first quarter of 2006, the Company expensed $1.3 million with respect to stock options granted in earlier periods; the Company expects to expense $2.9 million in 2006 and approximately $1.5 million in future periods.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made as the Company determined that the Binomial model can provide a better estimate of fair value of an option due to the flexibility in the model used to compute and value employee stock options as compared to the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders.

The determination of the fair value of share-based awards on the date of grant is affected by the Company's share price as well as assumptions regarding a number of complex and subjective variables. These variables include the price of the underlying shares, the Company's expected share price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and the expected annual dividend yield on the underlying shares.

Developing these assumptions requires significant judgment on the part of the Company and, generally, may involve analyzing all available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing Company-specific historical data with data from other supportable sources and appropriately weighting each of the inputs. These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income and net income per share. In addition, existing valuation models, including the Black-Scholes and Binomial lattice-pricing model, may not provide reliable measures of the fair values of the Company's share-based compensation. Consequently, there is a significant risk that the Company's estimates of the fair values of share-based compensation awards on the grant dates may not reflect the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those share-based payments in the future. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.

The future impact of the cost of share-based compensation on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of our equity awards as well as the market price of our shares at the time of award as well as various other assumptions used in valuing such awards.

See Note 6 of the Notes to the unaudited Consolidated Financial Statements for additional discussion of the impact of the adoption of, and the method of determining fair values under, FAS 123R.

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $205.6 million at March 31, 2006. Working capital at March 31, 2005 was ($22.7) million compared to ($11.4) million at December 31, 2005. Gross additions to property, plant and equipment during the first quarter were $9.0 million. The Company expects additions to property, plant and equipment to approximate $60.0 to $65.0 million for the full year 2006.

At March 31, 2006, the Company had $935.9 million of debt outstanding, including $3.3 million in deferred gains on interest rate swap transactions. Debt, excluding the deferred swap gains, includes $499.3 million of 6.45% Notes maturing in May 2006, $304.7 million in bank borrowings and overdrafts and $128.6 million in long-term Japanese Yen denominated debt. The Company is exploring various alternatives with respect to the debt maturity; current cash balances and credit facilities in place are sufficient to fund the maturities of these notes.

In January 2006, the Company paid a quarterly cash dividend of $.185 per share to shareholders, which was an increase from the prior year quarter of $.175 per share but unchanged from the prior dividend payment.

Under the share repurchase program of $200.0 million authorized in May 2005, the Company repurchased approximately 2.3 million shares in the first quarter of 2006 at a cost of $75.6 million. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be available for use in connection with the Company's employee benefit plans and for other general corporate purposes. At March 31, 2006, the Company had $101.7 million remaining under this repurchase plan.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. As disclosed in the 2005 Annual Report, the Company and certain of its subsidiaries entered into a revolving credit agreement with certain banks which replaced existing credit facilities to meet short and long term financing requirements. Cash flows from operations and availability under its existing credit facilities are expected to be sufficient to fund the Company's anticipated normal capital spending, dividends and other expected requirements for at least the next twelve to eighteen months.

Non-GAAP Financial Measures
---------------------------

The discussion of the Company's 2006 first quarter results exclude the effects of exchange rate fluctuations. In discussing its historical and expected future results and financial condition, the Company believes it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, the relative impact that exchange rate fluctuations may have on the Company's operating results and financial condition. In addition, management reviews the non-GAAP financial performance measure to evaluate performance on a comparative period-to-period basis in terms of absolute performance and trend performance related to the Company's core business. This non-GAAP financial measure should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. This non-GAAP financial measure may also be calculated differently from similar measures disclosed by other companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There are no material changes in market risk from the information provided in the Company's 2005 Annual Report on Form 10-K.

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.       Legal Proceedings
              -----------------

As described in the Company's 2005 Annual Report, the Company is subject to various claims and legal actions in the ordinary course of its business. There are no significant updates or developments with regards to these claims and legal actions in the three months ended March 31, 2006.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                       Total Number of Shares         Maximum Dollar Value of
                                Total Number                            Purchased as Part of            Shares that may yet
                                 of Shares         Average Price        Publicly Announced              be purchased under
                                Purchased (1)      Paid per Share          Program (1)                      the Program
                              ---------------------------------------------------------------------------------------------------
  January   1 - 31, 2006               91,500          $33.43                   91,500                    $174,164,427
  February  1 - 28, 2006            2,181,100          $33.23                2,181,100                    $101,662,087
  March     1 - 31, 2006                -                -                       -                        $101,662,087

(1) An aggregate of 2,272,600 shares of common stock were repurchased during the first quarter of 2006 under a repurchase program announced in May 2005. Under the program, the Board of Directors approved the repurchase by the Company of up to $200.0 million of its common stock.

Item 6.       Exhibits
              --------

     10.1 Separation Agreement dated as of January 13, 2006 between D. Wayne Howard, former Executive Vice President, Global Operations of the Company, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 18, 2006)

     10.2 Performance Criteria for 2006 under the Company's Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     10.3 Performance Criteria for the 2006-2008 Cycle under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     10.4 Long Term Incentive Choice Program Summary (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     10.5 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     10.6 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     10.7 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on March 10, 2006)

     31.1 Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                           INTERNATIONAL FLAVORS & FRAGRANCES INC.


         Dated: May 8, 2006    By:   /s/ DOUGLAS J. WETMORE
                                   ---------------------------------
                                   Douglas J. Wetmore, Senior Vice President and Chief Financial Officer



         Dated:  May 8, 2006   By:   /s/ DENNIS M. MEANY
                                   ----------------------------------
                                   Dennis M. Meany, Senior Vice President,
                                   General Counsel and Secretary

                                  EXHIBIT INDEX

         Number            Description
        -------            ------------

         10.1 Separation Agreement dated as of January 13, 2006 between D. Wayne Howard, former Executive Vice President, Global Operations of the Company, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 18, 2006)

         10.2 Performance Criteria for 2006 under the Company's Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 10, 2006)

         10.3 Performance Criteria for the 2006-2008 Cycle under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 10, 2006)

         10.4 Long Term Incentive Choice Program Summary (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on March 10, 2006)

         10.5 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on March 10, 2006)

         10.6 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on March 10,2006)

         10.7 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the SEC on March 10, 2006)

         31.1 Certification of Richard A. Goldstein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 8, 2006
                                            By: /s/ Richard A. Goldstein
                                            -------------------------------
                                            Name:  Richard A. Goldstein
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer

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

Dated: May 8, 2006

                                  By: /s/ Douglas J. Wetmore
                                  -------------------------------
                                  Name:   Douglas J. Wetmore
                                  Title:  Senior Vice President and
                                          Chief Financial Officer

                                                                    Exhibit 32


        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), Richard A. Goldstein, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Richard A. Goldstein
----------------------------------
Name:   Richard A. Goldstein
Title:  Chairman of the Board and
        Chief Executive Officer
Dated:  May 8, 2006



By: /s/ Douglas J. Wetmore
-------------------------------
Name:   Douglas J. Wetmore
Title:  Senior Vice President and
        Chief Financial Officer
Dated:  May 8, 2006