Form 10-Q
period 2006-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2006-08-07
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2006
                    ----------------------------------------

                          Commission file number 1-4858
                          -----------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                     ---------------------------------------

             (Exact name of registrant as specified in its charter)


              New York                                    13-1432060
  -----------------------------------        ---------------------------------
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

Large accelerated filer [X ] Accelerated filer [  ]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Number of shares outstanding as of August 3, 2006:  90,670,305

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

 ASSETS                                                                                        6/30/06      12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                             $     29,833    $   272,545
     Short-term investments                                                                         319            352
     Trade receivables                                                                          389,638        319,644
     Allowance for doubtful accounts                                                            (14,013)       (14,821)

     Inventories:      Raw materials                                                            203,649        197,268
                       Work in process                                                           12,075         11,866
                       Finished goods                                                           227,615        221,660
                                                                                           -------------  -------------
                       Total Inventories                                                        443,339        430,794
     Deferred income taxes                                                                       61,335         75,366
     Other current assets                                                                        85,083        107,394
                                                                                           -------------  -------------
     Total Current Assets                                                                       995,534      1,191,274
                                                                                           -------------  -------------

Property, Plant and Equipment, at cost                                                        1,038,542      1,025,707
Accumulated depreciation                                                                       (550,911)      (526,562)
                                                                                           -------------  -------------
                                                                                                487,631        499,145
                                                                                           -------------  -------------
Goodwill                                                                                        665,582        665,582
Intangible Assets, net                                                                           99,648        107,069
Other Assets                                                                                    204,185        175,126
                                                                                           -------------  -------------
Total Assets                                                                               $  2,452,580    $ 2,638,196
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                           6/30/06      12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings, overdrafts and current portion of long-term debt                     $    308,936    $   819,392
     Accounts payable                                                                           107,633         98,588
     Accrued payrolls and bonuses                                                                27,554         23,260
     Dividends payable                                                                           16,826         17,189
     Income taxes                                                                                55,842         41,089
     Restructuring and other charges                                                             22,646         30,099
     Other current liabilities                                                                  165,024        173,079
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  704,461      1,202,696
                                                                                           -------------  -------------
Other Liabilities:
     Long-term borrowings                                                                       415,791        131,281
     Deferred gains                                                                              66,199         67,713
     Retirement liabilities                                                                     212,016        207,452
     Other liabilities                                                                          108,115        113,707
                                                                                           -------------  -------------
     Total Other Liabilities                                                                    802,121        520,153
                                                                                           -------------  -------------
Commitments and Contingencies (Note 9)

Shareholders' Equity:
     Common stock 12 1/2(cent) par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                             14,470         14,470
     Restricted Stock                                                                            (3,148)             -
     Capital in excess of par value                                                              93,377         71,894
     Retained earnings                                                                        1,833,300      1,752,055
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (33,015)       (47,369)
          Accumulated losses on derivatives qualifying as hedges (net of tax)                   (20,353)        (2,606)
          Minimum pension liability adjustment (net of tax)                                    (100,380)      (100,380)
                                                                                           -------------  -------------
                                                                                              1,784,251      1,688,064
     Treasury stock, at cost - 24,820,919 shares in 2006 and 23,047,349 shares in 2005         (838,253)      (772,717)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 945,998        915,347
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                                 $  2,452,580    $ 2,638,196
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                             3 Months Ended 6/30
                                                                                        -------------------------------
                                                                                              2006             2005
                                                                                        --------------  ---------------
Net sales                                                                                   $ 530,505        $ 515,578
                                                                                        --------------  ---------------

Cost of goods sold                                                                            302,889          299,065
Research and development expenses                                                              45,588           44,380
Selling and administrative expenses                                                            87,684           82,866
Amortization of intangibles                                                                     3,711            3,767
Restructuring and other charges (income)                                                         (304)               -
Interest expense                                                                                6,300            6,062
Other (income) expense, net                                                                      (286)          (2,558)
                                                                                        --------------  ---------------
                                                                                              445,582          433,582
                                                                                        --------------  ---------------
Income before taxes on income                                                                  84,923           81,996
Taxes on income                                                                                23,741           25,283
                                                                                        --------------  ---------------
Net income                                                                                     61,182           56,713

Other comprehensive income:
     Foreign currency translation adjustments                                                   9,517          (28,636)
     Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)              (18,553)           2,211
                                                                                        --------------  ---------------
Comprehensive income                                                                         $ 52,146         $ 30,288
                                                                                        ==============  ===============

Net Income per share - basic                                                                    $0.67            $0.60
Net Income per share - diluted                                                                  $0.67            $0.60
Average number of shares outstanding - basic                                                   90,869           93,876
Average number of shares outstanding - diluted                                                 91,787           95,255
Dividends declared per share                                                                   $0.185           $0.185

                                                                                               6 Months Ended 6/30
                                                                                        -------------------------------
                                                                                              2006             2005
                                                                                        --------------  ---------------
Net sales                                                                                  $1,041,937      $ 1,038,630
                                                                                        --------------  ---------------

Cost of goods sold                                                                            597,707          607,462
Research and development expenses                                                              91,190           89,133
Selling and administrative expenses                                                           173,272          167,610
Amortization of intangibles                                                                     7,421            7,535
Restructuring and other charges                                                                   357                -
Interest expense                                                                               11,673           11,638
Other (income) expense, net                                                                       153           (3,114)
                                                                                        --------------  ---------------
                                                                                              881,773          880,264
                                                                                        --------------  ---------------
Income before taxes on income                                                                 160,164          158,366
Taxes on income                                                                                45,292           49,110
                                                                                        --------------  ---------------
Net income                                                                                    114,872          109,256
Other comprehensive income:
     Foreign currency translation adjustments                                                  14,354          (55,499)
     Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)              (17,747)           1,369
                                                                                        --------------  ---------------
Comprehensive income                                                                        $ 111,479         $ 55,126
                                                                                        ==============  ===============
Net Income per share - basic                                                                    $1.26            $1.16
Net Income per share - diluted                                                                  $1.25            $1.14
Average number of shares outstanding - basic                                                   91,202           94,100
Average number of shares outstanding - diluted                                                 91,997           95,640
Dividends declared per share                                                                   $0.370           $0.360

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                                       6 Months Ended June 30,
                                                                                     ----------------------------
                                                                                         2006            2005
                                                                                     ------------    ------------
Cash flows from operating activities:
Net income                                                                           $   114,872    $    109,256
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                        44,602          46,429
     Deferred income taxes                                                                   329          17,488
     Gain on disposal of assets                                                           (3,881)         (1,520)
     Changes in assets and liabilities:
          Current receivables                                                            (60,327)        (50,426)
          Inventories                                                                      1,163           1,192
          Current payables                                                                (2,336)        (40,524)
          Changes in other assets, net                                                    16,358         (38,253)
          Changes in other liabilities, net                                               10,185          13,899
                                                                                     ------------    ------------
Net cash provided by operations                                                          120,965          57,541
                                                                                     ------------    ------------
Cash flows from investing activities:
     Net change in short-term investments                                                     25              35
     Additions to property, plant and equipment                                          (19,806)        (38,149)
     Proceeds from disposal of assets                                                      6,504             433
                                                                                     ------------    ------------
Net cash used in investing activities                                                    (13,277)        (37,681)
                                                                                     ------------    ------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                                 (33,990)        (33,104)
     Net change in bank borrowings and overdrafts                                        (32,508)          7,852
     Net change in commercial paper outstanding                                          281,521          91,891
     Repayments of long-term debt                                                       (499,306)        (11,655)
     Proceeds from issuance of stock under equity compensation plans                      23,146          17,764
     Purchase of treasury stock                                                          (91,315)        (60,988)
                                                                                     ------------    ------------
Net cash (used in) provided by financing activities                                     (352,452)         11,760
                                                                                     ------------    ------------
Effect of exchange rate changes on cash and cash equivalents                               2,052          (4,352)
                                                                                     ------------    ------------
Net change in cash and cash equivalents                                                 (242,712)         27,268
Cash and cash equivalents at beginning of year                                           272,545          32,596
                                                                                     ------------    ------------
Cash and cash equivalents at end of period                                           $    29,833    $     59,864
                                                                                     ============    ============

Interest paid                                                                        $    24,051    $     17,777

Income taxes paid                                                                    $    19,594    $     25,548

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

Note 1. New Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("SFAS No. 109"). FIN 48 clarifies the application of SFAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on its technical merits, the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of this interpretation on its financial position and results of operations.

Note 2.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                       ----------------------------------------   ---------------------------------------
(Shares in thousands)                           2006               2005                 2006                 2005
                                       -------------------    ----------------    ----------------     ------------------
Basic                                         90,869              93,876                91,202               94,100
Assumed conversion under stock plans             918               1,379                   795                1,540
Diluted                                       91,787              95,255                91,997               95,640

Stock options to purchase 1,014,897 and 1,445,136 shares were outstanding for the second quarter and the first six months of 2006, respectively, and 819,500 and 686,181 for the second quarter and first six months of 2005, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 3. Restructuring and Other Charges:

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company undertook a plan to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company recognized pre-tax charges of $23.3 million in 2005 and $0.4 million in the first six months of 2006. A net gain of $0.3 million was recognized in the second quarter of 2006 primarily as the result of a $1.6 million gain recorded on disposition of the Dijon, France land and building, partially offset by $1.3 million of charges incurred in connection with the restructuring plan. The Dijon assets were written down to their estimated net value in connection with the closure of that facility; the amount realized on disposition exceeded that estimated at the time the original charge was recorded.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other liabilities, as appropriate, were (in millions):

                                                         Asset-
                                        Employee-        Related
                                         Related        and Other        Total
                                     -------------- ----------------- -------------
Balance December 31, 2005                   $ 29.5          $ 4.9          $ 34.4
Additional charges                             1.4           (1.0)            0.4
Cash and other costs                         (14.0)           1.8           (12.2)
                                     --------------  ---------------- -------------
Balance June 30, 2006                       $ 16.9          $ 5.7          $ 22.6
                                     ==============  ================ =============

Consistent with the original plan the balance of employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 4.  Goodwill and Other Intangible Assets, Net

Goodwill by operating segment at June 30, 2006 and December 31, 2005 is as follows:

(DOLLARS IN THOUSANDS)                                      Amount
--------------------------------                     ------------------
North America                                         $        218,575
Europe                                                         258,607
India                                                           29,209
Latin America                                                   49,046
Asia Pacific                                                   110,145
                                                     ------------------
     Total                                            $        665,582
                                                     ==================

Trademark and other intangible assets consist of the following amounts:

                                              June 30,           December 31,
(DOLLARS IN THOUSANDS)                          2006                2005
--------------------------                ---------------     ---------------
Gross carrying value                         $  177,498         $  177,498
Accumulated amortization                         77,850             70,429
                                          ---------------     ---------------
   Total                                     $   99,648         $  107,069
                                          ===============     ===============

Amortization expense for the period ended June 30, 2006 was $7.4 million; estimated annual amortization is $14.8 million in 2006, $13.5 million in 2007 and $6.8 million in 2008 through 2011.

Note 5. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                               Accumulated
                                                                losses on               Minimum
                                                               derivatives              Pension
                                       Translation            qualifying as           Obligation,
2006 (Dollars in thousands)            adjustments          hedges, net of tax         net of tax            Total
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 2005               $ (47,369)             $   (2,606)            $ (100,380)          $ (150,355)
Change                                     14,354                 (17,747)                    -                (3,393)
                                 --------------------------------------------------------------------------------------
Balance June 30, 2006                   $ (33,015)             $  (20,353)            $ (100,380)          $ (153,748)
-----------------------------------------------------------------------------------------------------------------------

                                                               Accumulated
                                                                losses on               Minimum
                                                               derivatives              Pension
                                       Translation            qualifying as           Obligation,
2005 (Dollars in thousands)            adjustments          hedges, net of tax         net of tax            Total
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004              $    8,227              $   (5,694)            $ (110,705)          $ (108,172)
Change                                    (55,499)                  1,369                     -               (54,130)
                                 ---------------------------------------------------------------------------------------
Balance June 30, 2005                  $  (47,272)             $   (4,325)            $ (110,705)          $ (162,302)
------------------------------------------------------------------------------------------------------------------------

Note 6. Borrowings:

Debt consists of the following:

(Dollars in thousands)                               Rate       Maturities     June 30, 2006      December 31, 2005
------------------------------------------------ -------------  ------------ ----------------     -----------------
Bank borrowings and overdrafts                                                    $ 308,936            $ 314,622
Current portion of long-term debt                    6.45%        2006                    -              499,208
Current portion of deferred realized gains on
   interest rate swaps                                                                    -                5,562
                                                                             ----------------     -----------------
Total current debt                                                                  308,936              819,392
                                                                             ----------------     -----------------

Commercial Paper classified as long-term                                            281,521                   -
Japanese Yen notes                                   2.45%      2008-11             132,623             128,945
Other                                                           2011                     42                  40
Deferred realized gains on interest rate swaps                                        1,605               2,296
                                                                             ----------------     -----------------
Total long-term debt                                                                415,791             131,281
                                                                             ----------------     -----------------
Total debt                                                                        $ 724,727           $ 950,673
                                                                             ================     =================

The 6.45% Notes matured on May 15, 2006. On July 12, 2006, the Company issued an aggregate of $375.0 million of Senior Unsecured Notes ("the Notes"). The Notes were issued in four series: (i) $50.0 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100.0 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100.0 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013 and (iv) $125.0 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Commercial paper outstanding at June 30, 2006 is classified as long-term because proceeds from the Notes issued on July 12, 2006 were used to retire this borrowing.

Note 7. Equity Compensation Plans:

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123 (R)") using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated.

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by SFAS No. 123. No compensation expense for employee stock options was previously reflected in net earnings.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made in order to provide a better estimate of fair value since the Binomial model is a more flexible method for valuing employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company is using an average of implied and historical volatility while the expected term assumption was determined based on historical patterns.

The Company has various equity plans under which the Company's officers, senior management, directors and other key employees may be granted options to purchase the Company's common stock or other forms of equity-based awards. Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Unit's ("RSU's") as the principal element of its equity compensation plan for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's officers and senior management has been performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period is primarily three years from date of grant, however vesting can be adjusted within certain parameters. For a small group of primarily overseas employees, the Company continues to grant stock options.

In 2006, the Board of Directors approved a Long Term Incentive Choice program (the "Program") for the Company's senior management under the Company's 2000 Stock Award and Incentive Plan ("2000 SAIP"). Under the Program, eligible employees can choose from among three equity alternatives and will be granted such equity awards under the 2000 SAIP up to certain dollar awards depending on the participant's grade level. A participant may choose among (1) Purchase Restricted Stock ("PRS"), (2) Stock Settled Appreciation Rights ("SSAR's") or
(3) RSU's. The balance of employees who are not eligible under the Program receive RSU's or, as noted above, options.

Purchase Restricted Stock
-------------------------

PRS provides for the participant to purchase restricted shares of the Company stock at 50% of the fair market value on the grant date of the award. The shares vest on the third anniversary of the grant date, are subject to employment and other specified conditions, and pay dividends if and when paid by the Company. The Company issued 183,183 shares of PRS in the second quarter 2006 for a purchase price of $3.3 million.

Stock Options and SSAR's
------------------------

Stock options generally become exercisable on the first anniversary of the grant date and have a maximum term of ten years. SSAR's become exercisable on the third anniversary of the grant date and have a maximum term of seven years. The Company awarded stock options and SSAR's of 212,000 and 141,374, respectively, in the second quarter 2006.

Compensation cost and the related tax benefit for unvested stock option awards issued prior to adoption of SFAS No. 123(R) totaled $0.6 million and $0.1 million for the second quarter 2006, respectively, and $1.9 million and $0.6 million for the six-month period ended June 30, 2006, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to measure stock-based compensation expense for outstanding option awards for the quarter and six-month periods ended June 30, 2005. Net income, as reported, includes pre-tax compensation expense related to restricted stock and restricted stock units ("RSU's") of $2.2 million and $4.7 million in the second quarter and six-month period ended June 30, 2005. Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2005 were $10.57 per share.

                                                                  Three Months Ended     Six Months Ended
(Dollars in thousands except per share amounts)                      June 30, 2005         June 30, 2005
----------------------------------------------------------------  --------------------  --------------------
Net income, as reported                                                    $56,713               $109,256
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
stock option awards, net of related tax effects                              1,913                  3,797
                                                                  --------------------  --------------------
Pro-forma net income                                                       $54,800               $105,459
                                                                  ====================  ====================
Net income per share:
     Basic - as reported                                                     $0.60                  $1.16
     Basic - pro-forma                                                       $0.58                  $1.12
     Diluted - as reported                                                   $0.60                  $1.14
     Diluted - pro-forma                                                     $0.58                  $1.10

Principal assumptions used in applying the Black-Scholes model in 2005 and the binomial model in 2006 were:

                                                         2005          2006
                                                     -----------  -------------
Risk-free interest rate                                  4.2%           5.0%
Expected life, in years                                     5              5
Expected volatility                                     26.9%          21.3%
Expected dividend yield                                  1.7%           2.1%

The Company utilizes historical information to estimate expected life and forfeitures within the valuation model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of nine and one half years to ten years for options and seven years for SSAR's. The risk-free rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common shares over the calculated expected life. The Company anticipates paying cash dividends in the future and therefore uses an expected dividend yield in the valuation model using current cash dividends of $.185 per share each quarter for options granted during 2006. The adoption of SFAS No. 123(R) did not change the way that the Company has accounted for stock options in prior periods.

Stock option and SSAR activity was as follows:

                                                             Weighted        Average
                                                              Average        Remaining          Aggregate
                                     Shares Subject to       Exercise      Contractual       Intrinsic Value
                                       Options/SSAR's         Price            Term          (in millions)
                                     ----------------------------------------------------------------------------
Balance at January 1, 2006               6,698,428           $32.52
     Granted                                     -                -
     Exercised                             187,535           $29.80
     Cancelled                              54,126           $30.55
                                     -------------------------------
Balance at March 31, 2006                6,456,767           $32.61            5.7              $210.5
     Granted                               353,374           $35.66
     Exercised                             552,168           $30.13
     Cancelled                             160,784           $46.09
                                     -------------------------------
Balance at June 30, 2006                 6,097,189           $32.70            5.8              $199.5
                                     ===============================
Exercisable at March 31, 2006            6,144,512           $32.34            5.6              $198.7
                                     ===============================
Exercisable at June 30, 2006             5,505,544           $32.24            5.5              $177.5
                                     ===============================

The total intrinsic value of options exercised during the second quarter and six-month period ended June 30, 2006 was $2.5 million and $3.4 million, respectively.

The Company stock option and SSAR activity for non-vested awards was as follows:

                                                                      Weighted
                                                                      Average
                                                 Shares           Exercise Price
                                         -------------------    ------------------
Non-vested at January 1, 2006                   1,074,140             $33.05
     Options/SSAR's granted                            -
     Options/SSAR's vested                       701,056
     Options/SSAR's cancelled                     60,829
                                         -------------------
Non-vested at March 31, 2006                     312,255              $37.88
     Options/SSAR's granted                      353,374
     Options/SSAR's vested                        50,990
     Options/SSAR's cancelled                      1,668
                                         -------------------
Non-vested at June 30, 2006                       612,971             $37.12
                                         ===================

As of June 30, 2006, there was $4.8 million of total unrecognized compensation cost related to non-vested stock option and SSAR awards granted under the equity incentive plans relating to future periods. The cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock and Units
--------------------------

The Company may grant restricted shares and RSU's to eligible employees, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such shares and RSU's are subject to forfeiture if certain employment conditions are not met. RSU's generally vest 100% at the end of three years; however, RSU's granted to all officers and senior management have a performance restriction which if not attained terminates the RSU's prior to vesting. The fair value of the RSU's is equal to the market price of the Company's stock at date of grant and is amortized to expense ratably over the vesting period. The Company recorded compensation expense related to restricted stock and RSU's of $4.0 million and $5.5 million for the three and six month periods ended June 30, 2006, respectively.

Restricted stock and RSU activity was as follows:

                                                            Weighted-
                                                         Average Grant
                                                         Date Fair Value
                                       Shares               Per Share
                                  ---------------     -------------------
Balance at January 1, 2006            909,385               $38.84
     Granted                                -
     Vested                            45,281
     Forfeited                         98,398
                                  ------------
Balance at March 31, 2006             765,706               $38.49
     Granted                          535,276
     Vested                                 -
     Forfeited                         13,157
                                  ------------
Balance at June 30, 2006            1,287,825               $37.12
                                  ============

The total value of RSU's which vested during the first quarter was $1.6 million. The adoption of SFAS No. 123(R) resulted in a cumulative effect gain of $0.5 million which reflects the net cumulative impact of estimating future forfeitures in the determination of periodic expense for unvested RSU awards, rather than recording forfeitures only when they occur. The cumulative effect was recorded in operating expenses and not as a cumulative effect of a change in accounting principle because the amount was not material.

Note 8. Segment Information:

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

The Company evaluates the performance of its geographic regions based on segment profit which is income before taxes on income, excluding interest expense, other income and expense and the effects of restructuring and other charges and accounting  changes.  The Company is divided  into five  geographic  regions for management  purposes:  North  America,  Europe,  India,  Latin  America and Asia
Pacific. The Global Expenses caption represents corporate and headquarters-related expenses including legal, finance, human resource and other administrative expenses not allocable to individual regions. Transfers between geographic regions are accounted for at prices that approximate arm's-length market prices. The Company's reportable segment information follows:

                                                                       Three Months Ended June 30, 2006
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $164,018    $199,173   $ 16,288      $ 66,283     $ 84,743    $       -    $       -      $ 530,505
Transfers between areas           16,449      46,170         28           153       12,014            -      (74,814)             -
                               ----------------------------------------------------------------------------------------------------
Total sales                     $180,467    $245,343   $ 16,316      $ 66,436     $ 96,757    $       -    $ (74,814)     $ 530,505
                               ========================================================================================
Segment profit                  $ 16,995    $ 59,935   $  4,117      $  8,976     $ 15,761    $ (14,474)   $    (677)     $  90,633
Restructuring and other charges     (721)      1,176         22            (3)        (170)           -            -            304
                               ----------------------------------------------------------------------------------------------------
Operating profit                $ 16,274    $ 61,111   $  4,139      $  8,973     $ 15,591    $ (14,474)   $    (677)     $  90,937
                               ========================================================================================
Interest expense                                                                                                             (6,300)
Other income (expense), net                                                                                                     286
                                                                                                                        ------------
Income before taxes on income                                                                                             $  84,923
                                                                                                                        ============

                                                                       Three Months Ended June 30, 2005
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $157,075     199,144   $ 15,779      $ 62,477     $ 81,103    $       -    $       -      $ 515,578
Transfers between areas           19,058      51,879          3           120       11,305            -      (82,365)             -
                               -----------------------------------------------------------------------------------------------------
Total sales                     $176,133     251,023   $ 15,782      $ 62,597     $ 92,408    $       -    $ (82,365)     $ 515,578
                               ========================================================================================
Segment profit                  $ 15,927    $ 57,285   $  3,938      $  6,474     $ 14,926    $ (12,378)   $    (672)     $  85,500
Restructuring and other charges        -           -          -             -            -            -            -              -
                               -----------------------------------------------------------------------------------------------------
Operating profit                $ 15,927    $ 57,285   $  3,938      $  6,474     $ 14,926    $ (12,378)   $    (672)     $  85,500
                               ========================================================================================
Interest expense                                                                                                             (6,062)
Other income (expense), net                                                                                                   2,558
                                                                                                                       -------------
Income before taxes on income                                                                                             $  81,996
                                                                                                                       =============

                                                                    Six Months Ended June 30, 2006
                                ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $324,722    $389,890   $ 34,168     $ 129,929     $163,228    $       -    $       -     $1,041,937
Transfers between areas           31,627      91,319        298           252       23,036            -     (146,532)             -
                                ----------------------------------------------------------------------------------------------------
Total sales                     $356,349    $481,209   $ 34,466     $ 130,181     $186,264    $       -    $(146,532)    $1,041,937
                                =======================================================================================
Segment profit                  $ 31,653    $118,813   $  8,646     $  16,610     $ 27,539    $ (30,180)   $    (734)      $172,347
Restructuring and other charges     (721)      1,170       (363)           (3)        (440)           -            -           (357)
                                ----------------------------------------------------------------------------------------------------
Operating profit                $ 30,932    $119,983   $  8,283     $  16,607     $ 27,099    $ (30,180)   $    (734)      $171,990
                                =======================================================================================
Interest expense                                                                                                            (11,673)
Other income (expense), net                                                                                                    (153)
                                                                                                                       -------------
Income before taxes on income                                                                                              $160,164
                                                                                                                       =============

                                                                    Six Months Ended June 30, 2005
                                ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $312,170    $410,940   $ 31,954      $120,440     $163,126    $       -    $       -     $1,038,630
Transfers between areas           40,361      98,762          4           438       21,238            -     (160,803)             -
                                ----------------------------------------------------------------------------------------------------
Total sales                     $352,531    $509,702   $ 31,958      $120,878     $184,364    $       -    $(160,803)    $1,038,630
                                =======================================================================================
Segment profit                  $ 30,554    $112,659   $  8,016      $ 12,038     $ 29,193    $ (24,410)   $  (1,160)      $166,890
Restructuring and other charges        -           -          -             -            -            -            -              -
                                ----------------------------------------------------------------------------------------------------
Operating profit                $ 30,554    $112,659   $  8,016      $ 12,038     $ 29,193    $ (24,410)   $  (1,160)      $166,890
                                =======================================================================================
Interest expense                                                                                                            (11,638)
Other income (expense), net                                                                                                   3,114
                                                                                                                       -------------
Income before taxes on income                                                                                              $158,366
                                                                                                                        ============

Note 9. Retirement Benefits:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2005 Annual Report, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees. For the second quarter and six months ended June 30, 2006 and 2005, pension expense for the U.S. and non - U.S. plans included the following components:

U.S. Plans                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2006             2005                2006            2005
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,636          $ 2,390            $ 5,272          $ 4,780
Interest cost on projected benefit obligation                       5,465            5,200             10,930           10,400
Expected return on plan assets                                     (5,493)          (5,243)           (10,986)         (10,486)
Net amortization and deferrals                                      2,015            1,191              4,030            2,382
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               4,623            3,538              9,246            7,076
Defined contribution and other retirement plans                       731              714              1,545            1,504
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 5,354          $ 4,252           $ 10,791          $ 8,580
                                                            ==============   ==============      =============   ==============

Non - U.S. Plans                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                            -------------------------------      ------------------------------
(Dollars in thousands)                                          2006             2005                2006            2005
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 3,189          $ 2,663            $ 6,378          $ 5,325
Interest cost on projected benefit obligation                       7,007            7,431             14,014           14,862
Expected return on plan assets                                     (9,459)          (8,419)           (18,918)         (16,838)
Net amortization and deferrals                                      2,103            2,190              4,206            4,380
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               2,840            3,865              5,680            7,729
Defined contribution and other retirement plans                       812              827              1,615            1,644
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 3,652          $ 4,692            $ 7,295          $ 9,373
                                                            ==============   ==============      =============   ==============

The Company expects to contribute $5.0 million to its qualified U.S. pension plans in the second half of 2006. No contributions were made to these plans in the first six months of 2006. In the quarter and six months ended June 30, 2006, $1.4 million and $2.1 million of benefit payments were made, respectively, with respect to the non-qualified plan. The Company expects to contribute $22.1 million to its non-U.S. pension plans in 2006. In the quarter and six months ended June 30, 2006, $1.7 million and $5.9 million of contributions were made, respectively, to these plans.

For the quarter  and six month  periods  ended June 30,  2006 and 2005,  expense
recognized  for  postretirement   benefits  other  than  pensions  included  the
following components:

                                           Three Months Ended June 30,              Six Months Ended June 30,
                                       -----------------------------------      -----------------------------------
(Dollars in thousands)                         2006             2005                   2006              2005
------------------------                  -------------    --------------         --------------    --------------
Service cost for benefits earned                $   856           $   622               $  1,712          $  1,244
Interest on benefit obligation                    1,575             1,226                  3,150             2,452
Net amortization and deferrals                      191             (107)                    382             (214)
                                           -------------    --------------         --------------    --------------
Total postretirement benefit expense           $  2,622          $  1,741               $  5,244          $  3,482
                                           =============    ==============         ==============    ==============


The Company expects to contribute $3.9 million to its postretirement benefit plans in 2006. In the quarter and six months ended June 30, 2006, $1.2 million and $2.2 million of contributions were made, respectively.

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

The Company recorded its expected liability with respect to these claims in Other liabilities and expected recoveries from its insurance carrier group in Other Assets. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the insurance carrier group as it relates to these claims.

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

The Company has made strides to implement a number of these initiatives. On time delivery and continuous improvement in operations are supported by the global implementation of the enterprise requirements planning software package ("SAP"), and related initiatives, implementation of which are substantially completed at June 30, 2006. Product and category growth and strategic analysis of these objectives is a continual focus for management and a number of new ingredients are employed in flavor and fragrance compounds.

Operations
----------

Second Quarter 2006
-------------------

Second quarter 2006 sales totaled $531 million, increasing 3% over the prior year quarter; fragrance and flavor sales increased 3% and 2%, respectively. Reported sales for the 2006 period were affected by the strength of the U.S. dollar; had exchange rates remained constant, sales would have been one percentage point higher.

Fragrance sales were led by fine fragrance, which increased 9%; much of the growth resulted from new product introductions. Sales of functional fragrances increased 1% while fragrance ingredient sales declined 3%.

The flavor  sales  performance  benefited  from new wins as well as from ease of comparison with the prior year quarter, when flavor sales were affected by a vendor-supplied raw material contamination issue, the impact of which approximated $5 million in the 2005 quarter.

Sales performance by region and product category in comparison to the prior year quarter follows:

                                                                  Second Quarter 2006 vs. 2005
                                                         % Change in Sales by Region of Destination
                                            -------------------------------------------------------------------------
                                               Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                            -------------------------------------------------------------------------
North America         Reported                 18%           1%          13%         10%          4%          7%

Europe                Reported                  3%           3%         -13%         -1%         -3%         -2%
                      Local Currency            5%           5%         -11%          1%         -1%          -

Latin America         Reported                 17%          -4%          -2%          1%         15%          5%

Asia Pacific          Reported                  2%          10%          -4%          5%          1%          2%
                      Local Currency            2%          10%          -1%          6%          3%          4%

India                 Reported                  8%          -8%          18%         -1%          9%          4%
                      Local Currency            8%          -8%          20%          -           9%          5%

Total                 Reported                  9%           1%          -3%          3%          2%          3%
                      Local Currency           10%           2%          -2%          4%          3%          4%
                                            -------------------------------------------------------------------------

- North America fine fragrance and flavor growth was driven mainly by new product introductions of approximately $10 million while increases in ingredients and functional fragrances were primarily volume related.
- European growth was strongest in Eastern Europe, Africa and the Middle East, collectively increasing 15% over the 2005 quarter; a 2% decline in Western Europe offset this growth. Fine and functional fragrance growth was mainly the result of new product introductions approximating $12 million while the decline in ingredients and flavor sales was mainly volume related.
 - Latin America fine fragrance sales growth resulted from new product introductions of $2 million while declines in functional fragrance and ingredients were primarily volume related. Flavor sales were strong throughout the region mainly as a result of new product introductions approximating $2 million.
- Asia Pacific fine and functional fragrance sales growth resulted mainly from new product introductions of approximately $2.5 million, while volume declines negatively impacted ingredient sales. Flavor sales growth was mainly the result of new product introductions in excess of $2 million.
- India fragrance sales performance in all product categories resulted primarily from volume fluctuations while flavor sales increased due to the combined benefit of new product introductions and volume growth.

The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2006 and 2005 are detailed below.

                                              Second Quarter
                                         -------------------------
                                            2006          2005
                                         -----------   -----------
Costs of Goods Sold                           57.1%         58.0%
Research and Development Expenses              8.6%          8.6%
Selling and Adminstrative Expenses            16.5%         16.1%

- Gross profit, as a percentage of sales, improved nearly 1% compared to the prior year quarter. The improvement resulted from a combination of the local currency sales performance leading to improved manufacturing expense absorption and favorable product mix. The second quarter 2005 margin was unfavorably impacted by costs attributable to the raw material contamination matter.
- Research and Development ("R&D") expenses totaled 8.6% of sales, consistent with the prior year quarter.
- Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, increased to 16.5% from 16.1%, mainly as a result of higher incentive plan accruals and an additional $2 million in equity compensation expense recorded in the 2006 second quarter.
- Interest expense increased 4% from the prior year quarter mainly due to slightly higher average rates on borrowing compared to the prior year quarter and higher debt levels prior to the maturity of $500 million of 5 year notes on May 15, 2006.
- The effective tax rate was 28.0% compared to 30.8% in the prior year quarter; variations in the effective rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates.

Net income for the 2006 second quarter increased 8% compared with the prior year quarter, primarily as a result of the above factors.

First Six Months 2006
---------------------

For the six-month period ended June 30, 2006, sales totaled $1,042 million, essentially flat with the 2005 period. Reported sales for the 2006 period were affected by the strength of the U.S. dollar; had exchange rates remained constant, sales would have been three percentage points higher.

Fragrance sales were led by fine fragrance, which increased 6%; much of the growth resulted from new product introductions. Sales of functional fragrances declined 1% and fragrance ingredient sales declined 4%.

The flavor sales performance benefited from new wins as well as from ease of comparison with the prior year period, when flavor sales were affected by a vendor-supplied raw material contamination issue, the impact of which approximated $5 million in the 2005 second quarter.

Sales performance by region and product category in comparison to the prior year period follows:


                                                                    Six Months 2006 vs. 2005
                                                           % Change in Sales by Region of Destination
                                              ------------------------------------------------------------------------
                                                 Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                              ------------------------------------------------------------------------
North America           Reported                 20%        -3%           13%          8%          4%          6%

Europe                  Reported                 -2%        -2%          -16%         -6%         -5%         -6%
                        Local Currency            4%         4%          -12%         -1%          -           -

Latin America           Reported                 13%         1%            4%          4%         17%          8%

Asia Pacific            Reported                  2%        -1%           -5%         -1%         -1%         -1%
                        Local Currency            2%         -            -1%          -           2%          1%

India                   Reported                 14%         4%           16%          8%         10%          9%
                        Local Currency           15%         5%           20%         10%         11%         10%

Total                   Reported                  6%        -1%           -4%          -           1%          -
                        Local Currency            9%         1%           -1%          3%          4%          3%
                                              ------------------------------------------------------------------------

- North America fine fragrance and flavor growth resulted mainly from new product introductions of nearly $15 million while the decline in functional fragrances was volume related. Ingredients sales growth was due to a combination of volume and price.
- European growth was strongest in Eastern Europe, Africa and the Middle East, which was offset by an overall sales decline in Western Europe. Fine and functional fragrance growth resulted from new product introductions of approximately $24 million while the decline in ingredients was volume related, as was the decline in flavor sales.
- Latin America fine fragrance sales growth resulted from new product introductions of approximately $3 million while increases in functional fragrance and ingredients were primarily volume related. Flavor sales were strong throughout the region, mainly benefiting from new product introductions of approximately $4 million.
- Asia Pacific fine fragrance sales growth resulted mainly from new product introductions totaling nearly $3 million, while volume declines unfavorably impacted functional fragrance and ingredients. Flavor sales growth was mainly the result of new product introductions greater than $3 million.
- India fragrance sales performance in all product categories resulted primarily from volume growth while flavor sales increased due to the combined benefit of new product introductions and volume growth.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first six-month period ended June 30, 2006 and 2005 are detailed below.

                                                             First Six Months
                                                         -------------------------
                                                            2006          2005
                                                         -----------   -----------
Costs of Goods Sold                                         57.4%         58.5%
Research and Development Expenses                            8.8%          8.6%
Selling and Adminstrative Expenses                          16.6%         16.1%

- Gross profit, as a percentage of sales, improved greater than 1% compared to the prior year period. The improvement resulted mainly from the local currency sales performance, improved manufacturing expense absorption and favorable product mix. The 2005 six-month period margin was unfavorably impacted by costs attributable to the raw material contamination matter.
- R&D expenses totaled 8.8% of sales, slightly higher than the prior year period.
- SG&A expenses, as a percentage of sales, increased to 16.6% from 16.1%, mainly as a result of higher incentive plan accruals and $3 million in additional equity compensation expense than the 2005 first six months partially offset by the Company's ongoing cost control initiatives.
-    Interest  expense was essentially  unchanged from the prior year period.

- The effective tax rate was 28.3% compared to 31.0% in the prior year period; variations in the effective rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates and realizing benefits of tax planning strategies put in place. The Company expects the effective tax rate to approximate 28.5% for 2006.

Net income for the first six months of 2006 increased 5% compared with the prior year period, primarily as a result of the improved sales performance, cost control initiatives and the above factors.

Restructuring and Other Charges
-------------------------------

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

As a result of these actions, the Company recognized pre-tax charges of $23.3 million in 2005 and $0.4 million in the first six months of 2006. A net gain of $0.3 million was recognized in the second quarter 2006 primarily as the result of a $1.6 million gain recorded on the disposition of the Dijon, France land and building, the carrying value of which was reduced to its estimated net realizable value in connection with the closure of the facility in 2005; the amount realized on disposition exceeded the original estimate. The Dijon gain was offset by $1.3 million in restructuring expense incurred in the 2006 second quarter. The remaining charges are expected to be recognized over the balance of 2006. Annual savings from these actions are expected to approximate $16.0 million to $18.0 million.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other liabilities as appropriate, were (in millions):

                                                    Asset-
                                    Employee-       Related
                                     Related       and Other         Total
                                --------------- -------------- --------------
Balance December 31, 2005              $ 29.5          $ 4.9          $ 34.4
Additional charges                        1.4           (1.0)            0.4
Cash and other costs                    (14.0)           1.8           (12.2)
                                --------------  -------------- --------------
Balance June 30, 2006                  $ 16.9          $ 5.7          $ 22.6
                                ==============  =============  ==============

Consistent with the original plan, the balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Equity Compensation Plans
-------------------------

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment" ("SFAS No. 123 (R)") using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this transition method, compensation cost in 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated. Other equity based awards will be measured based on fair value as of the grant date, expensed over the vesting period and adjusted for forfeitures.

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by SFAS No. 123. No compensation expense for employee stock options was previously reflected in net earnings.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. This change was made in order to provide a better estimate of fair value since the Binomial model is a more flexible method for valuing employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company is using an average of implied and historical volatility while the expected term assumption was determined based on historical patterns.

The Company has various equity plans under which the Company's officers, senior management, directors and other key employees may be granted options to purchase the Company's common stock or other forms of equity-based awards. Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Units ("RSU's") as an element of its incentive compensation plan for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's officers and senior management has been performance and time based, and for the remainder of eligible employees, vesting is time based; the vesting period is primarily three years from date of grant, however vesting can be adjusted within certain parameters. For a small group of primarily overseas employees, the Company continues to issue stock options.

In 2006, the Board of Directors approved a Long-Term Incentive Choice program (the "Program") for the Company's senior management under the Company's 2000 Stock Award and Incentive Plan ("2000 SAIP"). Under the Program, eligible employees can choose from among three alternative equity awards and will be granted such equity awards under the 2000 SAIP up to certain dollar awards depending on the participant's grade level. The participant may chose among (1) Purchase Restricted Stock ("PRS"), (2) Stock Settled Appreciation Rights ("SSAR's") or (3) RSU's. The balance of employees who are not eligible under the Program receive RSU's or, as noted above, options.

Developing the assumptions used in the binomial model requires significant judgment on the part of the Company and, generally, may involve analyzing all available historical data, considering whether historical data is relevant to predicting future behavior, making appropriate adjustments to historical data for future expectations, supplementing or replacing Company-specific historical data with data from other supportable sources and appropriately weighting each of the inputs. These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income and net income per share. In addition, existing valuation models, including the Black-Scholes and binomial lattice-pricing model, may not provide reliable measures of the fair values of the Company's share-based compensation. Consequently, there is a significant risk that the Company's estimates of the fair values of share-based compensation awards on the grant dates may not reflect the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those share-based payments in the future. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models.

The future impact of the cost of share-based compensation on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of our equity awards as well as the market price of our shares at the time of award as well as various other assumptions used in valuing such awards.

See Note 7 of the Notes to the unaudited Consolidated Financial Statements for additional discussion of the impact of the adoption of, and the method of determining fair values under, SFAS No. 123(R).

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $30.2 million at June 30, 2006. Working capital at June 30, 2006 was $291.1 million compared to $(11.4) million at December 31, 2005. The change in working capital relates to the long-term refinancing of debt previously classified as current. Gross additions to property, plant and equipment during the first six months were $19.8 million. The Company expects additions to property, plant and equipment to approximate $60.0 to $65.0 million for the full year 2006.

At June 30, 2006, the Company had $724.7 million of debt outstanding. Debt, excluding deferred interest swap gains, includes $281.5 million of commercial paper classified as long-term due to the Company's refinance intent, $308.9 million in bank borrowings and overdrafts and $134.2 million in long-term Japanese Yen denominated debt. On July 12, 2006, the Company issued an aggregate of $375.0 million of Senior Unsecured Notes. The Notes were issued in four series: (i) $50.0 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100.0 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100.0 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013 and (iv) $125.0 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the Notes were used to repay the commercial paper and for other general corporate purposes.

In April 2006, the Company paid a quarterly cash dividend of $.185 per share to shareholders unchanged from the prior quarter dividend payment.

Under the share repurchase program of $200.0 million authorized in May 2005, the Company repurchased approximately 0.4 million shares in the second quarter of 2006 at a cost of $15.8 million. For 2006, the Company has repurchased 2.7 million shares at a cost of $91.3 million. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be available for use in connection with the Company's employee compensation plans and for other general corporate purposes. At June 30, 2006, the Company had approximately $86 million remaining under this repurchase plan.

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

Non-GAAP Financial Measures
---------------------------

To supplement the Company's financial results presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), the Company uses certain non-GAAP financial measures. These non-GAAP financial measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures as disclosed by the Company may also be calculated differently from similar measures disclosed by other companies. To ease the use and understanding of our supplemental non-GAAP financial measures, the Company includes the most directly comparable GAAP financial measure.

The Company discloses, and management internally monitors, the sales performance of international operations on a basis that eliminates the positive or negative effects that result from translating foreign currency sales into U.S. dollars. Management uses this measure because it believes that it enhances the assessment of the sales performance of its international operations and the comparability between reporting periods.


Cautionary Statement Under The Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Statements in this Quarterly Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's reasonable current assumptions and expectations. Such forward-looking statements which may be identified by such words as "expect," "believe," "anticipate," "outlook," "guidance," "may," and similar forward-looking terminology, involve significant risks, uncertainties and other factors, which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements, and there can be no assurance that actual results will not differ materially from management's expectations. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties;
weather, geopolitical, civil hostilities and region specific uncertainties; interest rates; the price, quality and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, growth and market share targets; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation or other proceedings. The Company intends its forward-looking statements to speak only as of the time of such statements and does not plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

There are no material changes in market risk from the information provided in the Company's 2005 Annual Report on Form 10-K.

Item 4. Controls and  Procedures
-------------------------------

The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the reporting period covered by this report.

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings
            -----------------

     The Company is subject to various claims and legal actions in the ordinary course of its business.

     In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri ("Benavides case"). The plaintiffs alleged that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and/or IFF flavor. For purposes of reporting these actions, BBA and/or IFF are referred to as the "Company".

     In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, 8 cases were tried to a verdict, 4 verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. Subsequently all plaintiff cases related to the Benavides case have been settled or are in the process of settlement.

     Thirteen other actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

     Trial has been scheduled in the action brought against the Company and another flavor supplier by 23 former and current workers at a Marion, Ohio factory. This case was filed in March 2003 and is pending in the Court of Common Pleas of Hamilton County, Ohio. The Plaintiffs in this case have been divided into 7 trial groups. The first trial group consists of 2 workers and 1 spouse, and their case will be tried on August 29, 2006. No other trial dates have been set (Arthur case). In May 2004, the Company and another flavor supplier were named defendants in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers at this same plant was filed in July 2004 and is pending in this same Court against the Company and another flavor supplier (Batteese case). In an action filed in June 2004, the Company, three other flavor suppliers, a flavor trade association and a consulting agency are defendants in a lawsuit by 1 worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa. Plaintiff voluntarily dismissed his claim against Bush Boake Allen, Inc. Trial is set for December 4, 2006 (Remmes case). Another case concerning 1 other worker at this same plant was filed in January 2006 and is pending in this same court against the same parties. The trial ready date is November 5, 2007 (Kuiper case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 plaintiff brought in the Court of Common Pleas, Hamilton County, Ohio. Trial is set for January 16, 2007 (Mitchell case). In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois (Lopez case). In August 2004, the Company and another flavor supplier were named defendants in a lawsuit by 15 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio. The Plaintiffs will be divided into 9 trial groups, the trials will be held consecutively from May through October, 2007 (Williams case). In March 2005, the Company and 10 other companies were named defendants in a lawsuit by 1 former employee of Bell Flavors and Fragrances, Inc. in an action brought in the Circuit Court of Cook County, Illinois. On June 29, 2006, Plaintiffs voluntarily dismissed their claims against one of the defendants, EMCO Chemical Distributors. There is no trial date pending (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker of Brach's Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. There is no trial date pending (Campbell case). In August 2005, the Company and 8 other companies, including a flavor trade association and consulting agency, were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 22nd Judicial Circuit. Trial is set for May 7, 2007 (Fults case). In September 2005, the Company and 9 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Circuit Court of St. Louis County. Trial is set for September 24, 2007 (Bowling case). In November 2005, the Company, a flavor trade association, and a consulting agency were named defendants in a lawsuit by 1 former employee of the Snappy Popcorn Company in Breda, Iowa brought in U.S. District Court for the Northern District of Iowa, Western Division. The trial ready date is June 30, 2007 (Weimer case). All these cases remain in the pretrial stage.

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

     At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 10 of the Notes to the Consolidated Financial Statements.

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


Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                        Total Number of Shares        Approximate Dollar Value of
                               Total Number of      Average Price        Purchased as Part of            Shares that may yet be
                             Shares Purchased(1)   Paid per Share     Publicly Announced Program(1)   purchased under the Program
                            ------------------- ------------------ ------------------------------ ---------------------------------
  April 1 - 30, 2006                  -                    -                        -                      $101,662,000
  May 1 - 31, 2006               320,000               $35.61                  320,000                     $ 90,266,000
  June 1 - 30, 2006              122,800               $35.48                  122,800                     $ 85,909,000

     (1) An aggregate of 442,800 shares of common stock were repurchased during the second quarter of 2006 under a repurchase program announced in May 2005. Under the program, the Board of Directors approved the repurchase by the Company of up to $200.0 million of its common stock.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on May 9, 2006:

                                                    Votes              Authority
1.)        Election of Directors                   Cast For            Withheld
           -------------------------------- ------------------- --------------------
           Margaret Hayes Adame                     74,509,355            1,956,610
           -------------------------------- ------------------- --------------------
           Gunter Blobel                            75,848,325              617,640
           -------------------------------- ------------------- --------------------
           J. Michael Cook                          75,473,676              992,289
           -------------------------------- ------------------- --------------------
           Peter A. Georgescu                       75,499,673              966,292
           -------------------------------- ------------------- --------------------
           Alexandra A. Herzan                      75,852,019              613,946
           -------------------------------- ------------------- --------------------
           Henry W. Howell, Jr.                     75,384,120            1,081,845
           -------------------------------- ------------------- --------------------
           Arthur C. Martinez                       74,175,119            2,290,846
           -------------------------------- ------------------- --------------------
           Burton M. Tansky                         75,417,093            1,048,872
           -------------------------------- ------------------- --------------------


     2.)                                             For          Against        Abstentions        Broker
                                                                                                   Non-Votes
           ------------------------------------- -------------- -------------- ----------------- --------------
           Ratification of                        74,977,260     1,068,406         420,299             ---
           PricewaterhouseCoopers LLP as
           independent registered public
           accounting firm
           ------------------------------------- -------------- -------------- ----------------- --------------

Item 6.       Exhibits
              --------

  3(ii) By-Laws of the Company, as amended effective as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on June 30, 2006).

  10.1 Retirement Agreement dated as of April 3, 2006 between Richard A. Goldstein, former Chairman of the Board of Directors and Chief Executive Officer, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 3,
          2006).

  10.2 Letter Agreement dated June 28, 2006 between the Company and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 29, 2006).

  10.3 Restricted Stock Units Agreement dated July 25, 2006 between the Company and Arthur C. Martinez (incorporated by reference to Exhibit
          10.1 to the Company's Form 8-K filed with the SEC on July 26, 2006).

  4.1 Note Purchase Agreement, dated as of July 12, 2006, by and among the Company and the various purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company's Form 8-K filed with the SEC on July 13, 2006).

  4.2 Form of Series A, Series B, Series C and Series D Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's Form 8-K filed with the SEC on July 13, 2006).

  31.1 Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERNATIONAL FLAVORS & FRAGRANCES INC.


 Dated: August 7, 2006       By:      /s/ DOUGLAS J. WETMORE
                             --------------------------------------------
                                  Douglas J. Wetmore, Senior Vice President
                                  and Chief Financial Officer



 Dated:  August 7, 2006      By:      /s/ DENNIS M. MEANY
                             --------------------------------------------
                                  Dennis M. Meany, Senior Vice President,
                                       General Counsel and Secretary

                                  EXHIBIT INDEX

      Number            Description
      -----             ------------

       3(ii) By-Laws of the Company, as amended effective as of July 1, 2006 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on June 30, 2006).

       10.1 Retirement Agreement dated as of April 3, 2006 between Richard A. Goldstein, former Chairman of the Board of Directors and Chief Executive Officer, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 3, 2006).

       10.2 Letter Agreement dated June 28, 2006 between the Company and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 29, 2006).

       10.3 Restricted Stock Units Agreement dated July 25, 2006 between the Company and Arthur C. Martinez (incorporated by reference to
               Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 26, 2006).

       4.1 Note Purchase Agreement, dated as of July 12, 2006, by and among the Company and the various purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company's Form 8-K filed with the SEC on July 13, 2006).

       4.2 Form of Series A, Series B, Series C and Series D Senior Notes (incorporated by reference to Exhibit 4.8 to the Company's Form 8-K filed with the SEC on July 13, 2006).

       31.1 Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32      Certification  of Robert M. Amen and Douglas J. Wetmore  pursuant
               to  18  U.S.C.   Section   1350  as  adopted   pursuant   to  the
               Sarbanes-Oxley Act of 2002

                                                                 Exhibit 31.1
                                  CERTIFICATION

I, Robert M. Amen, certify that:

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

Dated: August 7, 2006                   By: /s/ Robert M. Amen
                                        -------------------------------
                                        Name:  Robert M. Amen
                                        Title: Chairman of the Board
                                               and Chief Executive Officer

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

Dated: August 7, 2006                   By: /s/ Douglas J. Wetmore
                                        -------------------------------
                                        Name:   Douglas J. Wetmore
                                        Title:  Senior Vice President
                                                and Chief Financial Officer

                                                                  Exhibit 32



        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert M. Amen, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:   /s/ Robert M. Amen
----------------------------------
Name:  Robert M. Amen
Title: Chairman of the Board
       and Chief Executive Officer

Dated: August 7, 2006



By: /s/ Douglas J. Wetmore
-------------------------------
Name:  Douglas J. Wetmore
Title: Senior Vice President
       and Chief Financial Officer

Dated: August 7, 2006