Form 10-Q
period 2006-11-02
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2006-11-02
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2006

                         Commission file number 1-4858

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact name of registrant as specified in its charter)


                  New York                           13-1432060
    ------------------------------------    ----------------------------
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

Large accelerated filer[X] Accelerated filer[ ] Non-accelerated filer[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Number of shares outstanding as of October 31, 2006:  89,688,025

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                        9/30/06        12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                          $       162,763 $      272,545
     Short-term investments                                                                         321            352
     Trade receivables                                                                          387,359        319,644
     Allowance for doubtful accounts                                                            (14,139)       (14,821)

     Inventories:      Raw materials                                                            200,978        197,268
                       Work in process                                                           13,760         11,866
                       Finished goods                                                           218,720        221,660
                                                                                           -------------  -------------

                             Total Inventories                                                  433,458        430,794
     Deferred income taxes                                                                       69,175         75,366
     Other current assets                                                                        95,292        107,394
                                                                                           -------------  -------------
     Total Current Assets                                                                     1,134,229      1,191,274
                                                                                           -------------  -------------

Property, Plant and Equipment, at cost                                                        1,032,260      1,025,707
Accumulated depreciation                                                                       (552,792)      (526,562)
                                                                                           -------------  -------------
                                                                                                479,468        499,145
                                                                                           -------------  -------------
Goodwill                                                                                        665,582        665,582
Other Intangible Assets, net                                                                     95,937        107,069
Other Assets                                                                                    206,738        175,126
                                                                                           -------------  -------------
Total Assets                                                                            $     2,581,954 $    2,638,196
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         9/30/06        12/31/05
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings and current portion of long-term debt                              $       302,663 $      819,392
     Accounts payable                                                                           104,717         98,588
     Accrued payrolls and bonuses                                                                38,244         23,260
     Dividends payable                                                                           16,566         17,189
     Income taxes                                                                                67,262         41,089
     Restructuring and other charges                                                             15,145         30,099
     Other current liabilities                                                                  190,204        173,079
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  734,801      1,202,696
                                                                                           -------------  -------------
Other Liabilities:
     Long-term borrowings                                                                       505,598        131,281
     Deferred gains                                                                              65,442         67,713
     Retirement liabilities                                                                     213,514        207,452
     Other liabilities                                                                          103,487        113,707
                                                                                           -------------  -------------
     Total Other Liabilities                                                                    888,041        520,153
                                                                                           -------------  -------------

Commitments and Contingencies (Note 10)

Shareholders' Equity:
     Common stock 12 1/2(cent) par value; authorized 500,000,000 shares;
          issued 115,761,840 shares                                                              14,470         14,470
     Restricted Stock                                                                            (3,428)             -
     Capital in excess of par value                                                              94,208         71,894
     Retained earnings                                                                        1,880,381      1,752,055
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (22,965)       (47,369)
          Accumulated losses on derivatives qualifying as hedges (net of tax)                   (13,002)        (2,606)
          Minimum pension liability adjustment (net of tax)                                    (100,380)      (100,380)
                                                                                           -------------  -------------
                                                                                              1,849,284      1,688,064
     Treasury stock, at cost - 26,179,343 shares in 2006 and 23,047,349 shares in 2005         (890,172)      (772,717)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 959,112        915,347
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                              $     2,581,954 $    2,638,196
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                              3 Months Ended 9/30                     9 Months Ended 9/30
                                                       ----------------------------------      -----------------------------------
                                                             2006               2005                 2006               2005
                                                       ----------------   ---------------      ----------------   ----------------
Net sales                                                    $ 539,135         $ 493,118           $ 1,581,072        $ 1,531,748
                                                       ----------------   ---------------      ----------------   ----------------

Cost of goods sold                                             310,149           286,712               907,856            894,174
Research and development expenses                               46,471            44,651               137,661            133,784
Selling and administrative expenses                             88,092            86,022               261,364            253,632
Amortization of intangibles                                      3,713             3,768                11,134             11,303
Restructuring and other charges                                    316                 -                   673                  -
Interest expense                                                 6,475             6,566                18,148             18,204
Other (income) expense, net                                     (6,783)             (854)               (6,630)            (3,968)
                                                       ----------------   ---------------      ----------------   ----------------
                                                               448,433           426,865             1,330,206          1,307,129
                                                       ----------------   ---------------      ----------------   ----------------
Income before taxes on income                                   90,702            66,253               250,866            224,619
Taxes on income                                                 27,056            (2,319)               72,348             46,791
                                                       ----------------   ---------------      ----------------   ----------------
Net income                                                      63,646            68,572               178,518            177,828

Other comprehensive income:
     Foreign currency translation adjustments                   10,050             6,228                24,404            (49,271)
     Accumulated gains (losses) on derivatives
    qualifying as hedges (net of tax)                            7,351               697               (10,396)             2,066
                                                       ----------------   ---------------      ----------------   ----------------
Comprehensive income                                          $ 81,047          $ 75,497             $ 192,526          $ 130,623
                                                       ================   ===============      ================   ================

Net Income per share - basic                                     $0.71             $0.73                 $1.97              $1.89
Net Income per share - diluted                                   $0.70             $0.72                 $1.95              $1.87
Average number of shares outstanding - basic                    90,053            93,380                90,786             93,860
Average number of shares outstanding - diluted                  90,988            94,622                91,489             95,301
Dividends declared per share                                    $0.185            $0.185                $0.555             $0.545

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (Unaudited)

                                                                                            9 Months Ended 9/30,
                                                                                       ------------------------------
                                                                                             2006           2005
                                                                                       --------------   -------------
Cash flows from operating activities:
Net income                                                                        $        178,518 $       177,828
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                          66,910          69,546

     Deferred income taxes                                                                  (8,904)        (25,667)
     Gain on disposal of assets                                                            (14,682)         (2,005)
     Changes in assets and liabilities:
          Current receivables                                                              (59,694)        (44,827)
          Inventories                                                                       12,328          (1,769)
          Current payables                                                                  34,439           4,576
          Other assets, net                                                                 (9,311)         (50,282)
          Other liabilities, net                                                            38,265           14,194
                                                                                     --------------   -------------
Net cash provided by operations                                                            237,869         141,594
                                                                                     --------------   -------------
Cash flows from investing activities:
     Net change in short-term investments                                                       25              35
     Additions to property, plant and equipment                                            (30,883)        (61,284)
     Proceeds from disposal of assets                                                       14,888             756
                                                                                     --------------   -------------
Net cash used in investing activities                                                      (15,970)        (60,493)
                                                                                     --------------   -------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                                   (50,815)        (50,493)
     Net change in bank borrowings and overdrafts                                          (36,804)          2,044
     Net change in commercial paper outstanding                                                  -          39,235
     Proceeds from long-term debt                                                          375,000               -
     Repayments of long-term debt                                                         (499,300)        (11,653)
     Proceeds from issuance of stock under equity compensation plans                        40,494          21,897
     Purchase of treasury stock                                                           (162,221)        (83,613)
                                                                                     --------------   -------------
Net cash used in financing activities                                                     (333,646)        (82,583)
                                                                                     --------------   -------------
Effect of exchange rate changes on cash and cash equivalents                                 1,965          (2,826)
                                                                                     --------------   -------------
Net change in cash and cash equivalents                                                   (109,782)         (4,308)
Cash and cash equivalents at beginning of year                                             272,545          32,596
                                                                                     --------------   -------------
Cash and cash equivalents at end of period                                        $        162,763 $        28,288
                                                                                     ==============   =============

Interest paid                                                                     $         27,271 $        19,751

Income taxes paid                                                                 $         48,680 $        41,012

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

Note 1. New Accounting Pronouncements:

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FAS No. 109"). FIN 48 clarifies the application of FAS No. 109 to the accounting for income taxes by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effects of a tax position are initially recognized when it is considered more likely than not, based on its technical merits, that the position will be sustained upon examination. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement with the taxing authority. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the potential impact of this interpretation on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). This Statement replaces Accounting Principles Board No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for fiscal years beginning after December 15, 2006.

In  September  2006,  the FASB  issued  SFAS No.  157 ("FAS  157"),  Fair  Value
Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the potential impact of this standard.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R ("FAS 158"). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through Other comprehensive income. This Statement also requires an employer to measure the funded status of a plan at the date of its year-end statement of financial position. FAS 158 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this standard.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe the adoption of SAB 108 will have a material impact on its Consolidated Financial Statements.

Note 2.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computation of basic and diluted net income per share is as follows:

                                             Three Months Ended September 30,            Nine Months Ended September 30,
(Shares in thousands)                            2006                 2005                 2006                 2005
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Basic                                            90,053                93,380               90,786               93,860
Assumed conversion under stock plans                935                 1,242                  703                1,441
Diluted                                          90,988                94,622               91,489               95,301
---------------------------------------- -------------------- -------------------- -------------------- --------------------

Stock options to purchase 1,357,000 and 1,416,000 shares were outstanding for the third quarter and first nine months of 2006, respectively, and 798,000 and 723,000 for the third quarter and first nine months of 2005, respectively, were excluded in the computation of diluted net income per share for the respective periods as their impact was anti-dilutive.

Note 3. Restructuring and Other Charges:

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company undertook a plan to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company recognized pre-tax charges of $23.3 million in the fourth quarter of 2005 and $0.7 million in the first nine months of 2006. The Company recorded restructuring and other charges of $0.3 million in the third quarter of 2006.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other liabilities, as appropriate, were (in millions):

                                                         Asset-
                                        Employee-       Related
                                        Related         and Other         Total
                                     -------------- --------------- --------------
Balance December 31, 2005                   $ 29.5          $ 4.9          $ 34.4
Additional charges                             1.9            0.4             2.3
Cash and other costs                         (18.2)          (2.8)          (21.0)
                                     --------------  --------------  -------------
Balance September 30, 2006                  $ 13.2          $ 2.5          $ 15.7
                                     ==============  =============  ==============

Consistent with the original plan, the balance of employee-related liabilities is expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 4.  Goodwill and Other Intangible Assets, Net

Goodwill by operating segment at September 30, 2006 and December 31, 2005 is as follows:

(Dollars in thousands)                                    Amount
---------------------------------------------------------------------
North America                                     $        218,575
Europe                                                     258,607
India                                                       29,209
Latin America                                               49,046
Asia Pacific                                               110,145
                                                    -----------------
     Total                                        $        665,582
                                                    =================

Trademark and other intangible assets consist of the following:

                                                          September 30,         December 31,
(Dollars in thousands)                                        2006                2005
----------------------------------------------------   ----------------   -------------------
Gross carrying value                                  $     177,498       $      177,498
Accumulated amortization                                     81,561               70,429
                                                       ---------------    -------------------
   Total                                              $      95,937       $      107,069
                                                       ===============    ===================

Amortization expense for the period ended September 30, 2006 was $11.1 million; estimated annual amortization is $14.8 million in 2006, $13.5 million in 2007, $6.8 million in 2008 and 2009, and $6.7 million in 2010 and 2011, and $51.7 million thereafter.

Note 5. Comprehensive Income:

Changes in the accumulated other comprehensive income component of shareholders' equity were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                              Accumulated
                                                               losses on                    Minimum
                                                               derivatives                  Pension
                                      Translation             qualifying as                Obligation,
2006 (Dollars in thousands)           adjustments           hedges, net of tax              net of tax              Total
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2005               $ (47,369)            $  (2,606)                   $ (100,380)            $ (150,355)
Change                                     24,404               (10,396)                       -                      14,008
                                 -----------------   --------------------------   ----------------------  ---------------------
Balance September 30, 2006              $ (22,965)            $ (13,002)                   $ (100,380)            $ (136,347)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

                                                              Accumulated
                                                              gains(losses)                Minimum
                                                              on derivatives                Pension
                                      Translation             qualifying as                Obligation,
2005 (Dollars in thousands)           adjustments           hedges, net of tax              net of tax              Total
-------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2004                 $ 8,227              $ (5,694)                   $ (110,705)            $ (108,172)
Change                                    (49,271)                2,066                        -                     (47,205)
                                 -----------------   --------------------------   ----------------------  ---------------------
Balance September 30, 2005              $ (41,044)             $ (3,628)                   $ (110,705)            $ (155,377)
-------------------------------------------------------------------------------------------------------------------------------

Note 6. Borrowings:

Debt consists of the following:

(Dollars in thousands)                                Rate(s)       Maturities      September 30, 2006        December 31, 2005
-------------------------------------------------- ---------------  ------------ -----------------------   ----------------------
Bank borrowings and overdrafts                                                                $ 302,663                $ 314,622
Current portion of long-term debt                      6.45%           2006                           -                  499,208
Current portion of deferred realized gains on
   interest rate swaps                                                                                -                    5,562
                                                                                 -----------------------   ----------------------
Total current debt                                                                              302,663                  819,392
                                                                                 -----------------------   ----------------------

Japanese Yen notes                                     2.45%        2008-11                     129,001                  128,945
Senior Unsecured Notes                               5.89%-6.14%    2009-16                     375,000                        -
Other                                                               2011                             36                       40
Deferred realized gains on interest rate swaps                                                    1,561                    2,296
                                                                                 -----------------------   ----------------------
Total long-term debt                                                                            505,598                  131,281
                                                                                 -----------------------   ----------------------
Total debt                                                                                    $ 808,261                $ 950,673
                                                                                 =======================   ======================

The 6.45% Notes included as current debt at December 31, 2005 matured on May 15, 2006. On July 12, 2006, the Company issued $375.0 million of Senior Unsecured Notes ("Senior Notes") in four series: (i) $50.0 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100.0 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100.0 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013 and (iv) $125.0 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016.

Note 7. Equity Compensation Plans:

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by FASB Statement No 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under APB 25, no compensation expense for employee stock options was reflected in net earnings.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment" ("FAS 123 (R)") using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this transition method, 2006 compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The Company will recognize the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model, in order to provide a better estimate of fair value; the Binomial model is considered a more flexible method for valuing employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company is using an average of implied and historical volatility while the expected term assumption was determined based on historical patterns.

The Company has various equity plans under which the Company's officers, senior management, directors and other key employees may be granted options to purchase the Company's common stock or other forms of equity-based awards. Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Units ("RSU's") as the principal element of its equity compensation for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's officers and senior management has been performance and time based, and for the remainder of eligible employees, vesting is solely time based; the vesting period is primarily three years from date of grant. For a small group employees, primarily overseas, the Company continues to grant stock options.

In 2006, the Board of Directors approved a Long Term Incentive Choice program (the "Program") for the Company's senior management under the Company's 2000 Stock Award and Incentive Plan ("2000 SAIP"). Under the Program, eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant's grade level. A participant may choose among (1) Purchase Restricted Stock ("PRS"), (2) Stock Settled Appreciation Rights ("SSAR's") or (3) RSU's. The balance of employees who are not eligible under the Program receive RSU's or, as noted above, options.

Purchase Restricted Stock
-------------------------

PRS provides for the participant to purchase restricted shares of the Company stock at 50% of the fair market value on the grant date of the award. The shares vest on the third anniversary of the grant date, are subject to employment and other specified conditions, and pay dividends if and when paid by the Company. The Company issued 217,905 shares of PRS in 2006 for a purchase price of $3.9 million.

Stock Options and SSAR's
------------------------

Stock options generally become exercisable on the first anniversary of the grant date and have a maximum term of ten years. SSAR's become exercisable on the third anniversary of the grant date and have a maximum term of seven years. The Company awarded stock options and SSAR's in 2006 of 204,000 and 352,650, respectively.

Compensation cost and the related tax benefit for unvested stock option awards issued prior to adoption of FAS 123(R) totaled $.5 million and $.3 million for the third quarter 2006, respectively, and $2.4 million and $.9 million for the nine-month period ended September 30, 2006, respectively.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FAS 123 to measure stock-based compensation expense for outstanding option awards for the quarter and nine-month periods ended September 30, 2005. Using the Black-Scholes option valuation model, the estimated fair values of options granted during 2005 were $10.57 per share.

                                                                       Three Months Ended            Nine Months Ended
(Dollars in thousands except per share amounts)                        September 30, 2005            September 30, 2005
----------------------------------------------------------------  -----------------------------  ---------------------------
Net income, as reported                                                       $68,572                     $177,828
Deduct: Total stock-based employee compensation
expense determined under fair value method for all
stock option awards of related tax effects                                      1,997                        5,794
                                                                  -----------------------------  ---------------------------
Pro-forma net income                                                          $66,575                     $172,034
                                                                  =============================  ===========================

Net income per share:
     Basic - as reported                                                        $0.73                        $1.89
     Basic - pro-forma                                                          $0.71                        $1.83
     Diluted - as reported                                                      $0.72                        $1.87
     Diluted - pro-forma                                                        $0.70                        $1.81

Principal assumptions used in applying the Black-Scholes model in 2005 and the binomial model in 2006 were:

                                            2005         2006
                                         -----------   ----------
Risk-free interest rate                      4.2%           5.0%
Expected life, in years                         5              5
Expected volatility                         26.9%          21.3%
Expected dividend yield                      1.7%           2.1%

The Company utilizes historical information to estimate expected life and forfeitures within the valuation model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of primarily ten years for options and seven years for SSAR's. The risk-free rate for periods within the expected life of the award is based on the U.S.

Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of the Company's common stock over the calculated expected life. The Company anticipates paying cash dividends in the future and therefore uses an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation. Adoption of FAS 123(R) did not change the way that the Company has accounted for stock awards in prior periods.

Stock option and SSAR activity was as follows:

                                                                  Weighted           Average
                                                                  Average           Remaining        Aggregate
                                             Shares Subject to    Exercise          Contractual     Intrinsic Value
                                              Options/SSARs        Price              Term          (in millions)
                                            ----------------------------------------------------------------------
Balance at January 1, 2006                     6,698,428          $32.52
     Granted                                     556,650          $35.51
     Exercised                                (1,154,272)         $30.36
     Cancelled                                  (234,445)         $40.03
                                            -----------------------------
Balance at September 30, 2006                  5,866,361          $32.88               5.8             39.1
                                            =============================


Exercisable at September 30, 2006              5,071,440          $32.31               5.2             36.7
                                            =============================

The total intrinsic value of options exercised during the third quarter and nine-month period ended September 30, 2006 was $2.7 million and $6.1 million, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $7.74 and $7.66, respectively.

The Company stock option and SSAR activity for non-vested awards was as follows:

                                                                               Weighted
                                                                               Average
                                                       Shares              Exercise Price
                                              -------------------------   ------------------
Non-vested at January 1, 2006                       1,074,140                   $33.05
     Options/SSAR's granted                           556,650
     Options/SSAR's vested                           (752,046)
     Options/SSAR's cancelled                         (83,823)
                                              -------------------------
Non-vested at September 30, 2006                      794,921                   $36.50
                                              =========================

As of September 30, 2006, there was $5.5 million of total unrecognized compensation cost related to non-vested stock option and SSAR awards granted under the equity incentive plans relating to future periods. The cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $- and $6.2 million, respectively.

Restricted Stock and Units
--------------------------

The Company may grant restricted shares and RSU's to eligible employees, giving them, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. Such restricted shares and RSU's are subject to forfeiture if certain employment conditions are not met. RSU's generally vest 100% at the end of three years; however, RSU's granted to all officers and senior management have a performance restriction which if not attained terminates the RSU's prior to vesting. The fair value of the RSU's is equal to the market price of the Company's stock at date of grant and is amortized to expense ratably over the vesting period. The Company recorded compensation expense related to restricted stock and RSU's for the three and nine-months ended September 30, 2006 and 2005, as follows:

                                                           For the Three                For the Nine
                                                            Months Ended                Months Ended
                                                           September 30,               September 30,
                                                     -------------------------  ---------------------------
(In millions)                                           2006         2005           2006          2005
---------------------------------------------------  ------------ ------------  -------------  ------------
Restricted stock and RSU's                               $4.1         $2.7          $10.0          $7.4
                                                     ============ ============  =============  ============

Restricted stock and RSU activity was as follows:

                                                                     Weighted
                                                                  Average Grant
                                            Number of             Date Fair Value
                                              Shares                Per Share
                                         -----------------      ------------------
Balance at January 1, 2006                      909,385                $38.84
     Granted                                    595,124
     Vested                                     (46,711)
     Forfeited                                 (125,790)
                                         ---------------       -------------------
Balance at September 30, 2006                 1,332,008                $37.03
                                         ===============       ===================

The total value of RSU's which vested during the first quarter was $1.6 million. The adoption of FAS 123(R) resulted in a cumulative effect gain of $0.5 million which reflects the net cumulative impact of estimating future forfeitures in the determination of periodic expense for unvested RSU awards, rather than recording forfeitures only when they occur. The cumulative effect was recorded in operating expenses and not as a cumulative effect of a change in accounting principle because the amount was not material.

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

                                                           Three Months Ended September 30, 2006
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $165,950    $197,452   $13,249      $69,906    $ 92,578                    $      -      $539,135
Transfers between areas           16,040      48,169       186          140      13,982                     (78,517)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                     $181,990    $245,621   $13,435      $70,046    $106,560                    $(78,517)     $539,135
                                ===================================================================================================
Segment profit                  $ 17,326    $ 56,977   $ 2,633      $ 9,844    $ 19,794      $(16,154)     $    290      $ 90,710
Restructuring and other charges     (599)        359       (94)          27          (9)            -             -          (316)
                                ---------------------------------------------------------------------------------------------------
Operating profit                $ 16,727    $ 57,336   $ 2,539      $ 9,871    $ 19,785      $(16,154)     $    290      $ 90,394
                                ====================================================================================
Interest expense                                                                                                           (6,475)
Other income (expense), net                                                                                                 6,783
                                                                                                                        -----------
Income before taxes on income                                                                                            $ 90,702
                                                                                                                        ===========

                                                           Three Months Ended September 30, 2005
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $154,659    $178,636   $14,208     $61,577     $ 84,038                    $      -      $493,118
Transfers between areas           17,698      47,907        17          98       11,520                     (77,240)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                     $172,357    $226,543   $14,225     $61,675     $ 95,558                    $(77,240)     $493,118
                                ===================================================================================================
Segment profit                  $ 11,708    $ 44,789   $ 3,302     $ 6,079     $ 16,551      $ (9,074)     $ (1,390)     $ 71,965
Restructuring and other charges        -           -         -           -            -             -             -             -
                                ---------------------------------------------------------------------------------------------------
Operating profit                $ 11,708    $ 44,789   $ 3,302     $ 6,079     $ 16,551      $ (9,074)     $ (1,390)     $ 71,965
                                ====================================================================================
Interest expense                                                                                                           (6,566)
Other income (expense), net                                                                                                   854
                                                                                                                     --------------
Income before taxes on income                                                                                            $ 66,253
                                                                                                                     ==============

                                                         Nine Months Ended September 30, 2006
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $490,672    $587,342   $47,418    $199,835     $255,805                   $       -    $1,581,072
Transfers between areas           47,667     139,488       484         392       37,019                    (225,050)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                     $538,339    $726,830   $47,902    $200,227     $292,824                   $(225,050)   $1,581,072
                                ===================================================================================================
Segment profit                  $ 48,233    $175,788   $11,279    $ 26,452     $ 47,334      $(45,585)    $    (444)   $  263,057
Restructuring and other charges   (1,320)      1,529      (457)         24         (449)            -             -          (673)
                                ---------------------------------------------------------------------------------------------------
Operating profit                $ 46,913    $177,317   $10,822    $ 26,476     $ 46,885      $(45,585)    $    (444)   $  262,384
                                ====================================================================================
Interest expense                                                                                                          (18,148)
Other income (expense), net                                                                                                 6,630
                                                                                                                     --------------
Income before taxes on income                                                                                            $250,866
                                                                                                                     ==============

                                                                  Nine Months Ended September 30, 2005
                               ----------------------------------------------------------------------------------------------------
                                 North                               Latin        Asia         Global      Elimina-      Consolid-
(Dollars in thousands)          America     Europe     India        America      Pacific      Expenses       tions          ated
----------------------------  ----------- ---------- ----------  -------------  ----------  -----------   -----------   -----------
Sales to unaffiliated customers $466,829    $589,276   $46,161    $182,317     $247,165                   $       -    $1,531,748
Transfers between areas           58,059     146,669        21         536       32,758                    (238,043)            -
                                ---------------------------------------------------------------------------------------------------
Total sales                     $524,888    $735,945   $46,182    $182,853     $279,923                   $(238,043)   $1,531,748
                                ===================================================================================================
Segment profit                  $ 42,557    $157,152   $11,319    $ 18,418     $ 45,444      $(33,485)    $  (2,550)   $  238,855
Restructuring and other charges        -           -         -           -            -             -             -             -
                                ---------------------------------------------------------------------------------------------------
Operating profit                $ 42,557    $157,152   $11,319    $ 18,418     $ 45,444      $(33,485)    $  (2,550)   $  238,855
                                ====================================================================================
Interest expense                                                                                                          (18,204)
Other income (expense), net                                                                                                 3,968
                                                                                                                    ---------------
Income before taxes on income                                                                                          $  224,619
                                                                                                                    ===============

9. Retirement Benefits:

As described in Note 14 of the Notes to the Consolidated Financial Statements included in the Company's 2005 Annual Report, the Company and most of its subsidiaries have pension and/or other retirement benefit plans covering substantially all employees. For the third quarter and nine months ended September 30, 2006 and 2005, pension expense for the U.S. and non - U.S. plans included the following components:

U.S. Plans                                                Three Months Ended September 30, Nine Months Ended September 30,
                                                          -------------------------------- -------------------------------
(Dollars in thousands)                                            2006         2005            2006           2005
---------------------------------------------------------  --------------- -------------   -------------  -------------
Service cost for benefits earned                                  $ 2,336       $ 2,301         $ 7,608        $ 7,081
Interest cost on projected benefit obligation                       5,394         5,410          16,324         15,810
Expected return on plan assets                                     (5,467)       (5,461)        (16,453)       (15,947)
Net amortization and deferrals                                      1,705         1,489           5,735          3,871
                                                           --------------- -------------   -------------  -------------
Defined benefit plans                                               3,968         3,739          13,214         10,815
Defined contribution and other retirement plans                       703           708           2,248          2,212
                                                           --------------- -------------   -------------  -------------
Total pension expense                                             $ 4,671       $ 4,447        $ 15,462       $ 13,027
                                                           =============== =============   =============  =============

Non - U.S. Plans                                          Three Months Ended September 30, Nine Months Ended September 30,
                                                          -------------------------------- -------------------------------
(Dollars in thousands)                                            2006          2005            2006          2005
---------------------------------------------------------  --------------- -------------   -------------  -------------
Service cost for benefits earned                                  $ 3,356       $ 2,651         $ 9,734        $ 7,976
Interest cost on projected benefit obligation                       8,015         7,431          22,029         22,293
Expected return on plan assets                                    (10,768)       (8,418)        (29,686)       (25,256)
Net amortization and deferrals                                      2,448         2,191           6,654          6,571
                                                           --------------- -------------   -------------  -------------
Defined benefit plans                                               3,051         3,855           8,731         11,584
Defined contribution and other retirement plans                       837           802           2,452          2,446
                                                           --------------- -------------   -------------  -------------
Total pension expense                                             $ 3,888       $ 4,657        $ 11,183       $ 14,030
                                                           =============== =============   =============  =============

The Company expects to contribute $15 million to its qualified U.S. pension plans in 2006. Contributions of $0.5 million were made to these plans in the first nine months of 2006. In the quarter and nine months ended September 30, 2006, $0.7 million and $2.1 million of benefit payments were made, respectively, with respect to the non-qualified plan. The Company expects to contribute $19 million to its non-U.S. pension plans in 2006. In the quarter and nine months ended September 30, 2006, $3.1 million and $9.0 million of contributions were made, respectively, to these plans.

For the quarter and nine month periods ended September 30, 2006 and 2005, expense recognized for postretirement benefits other than pensions included the following components:

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                       -----------------------------------------    -----------------------------------------
(Dollars in thousands)                       2006                   2005                  2006                   2005
----------------------------------     ------------------    -------------------    ------------------    -------------------
Service cost for benefits earned               $   598              $   900               $ 2,310                $ 2,144
Interest on benefit obligation                   1,169                1,791                 4,319                  4,243
Net amortization and deferrals                    (245)                 491                   137                    277
                                       ------------------    -------------------    ------------------    -------------------
Total postretirement benefit expense           $ 1,522              $ 3,182               $ 6,766                $ 6,664
                                       ==================    ===================    ==================    ===================

The Company expects to contribute $3.9 million to its postretirement benefit plans in 2006. In the quarter and nine months ended September 30, 2006, $1.3 million and $3.5 million of contributions were made, respectively.

Note 10. Commitments and Contingencies:

The Company is party to a number of lawsuits and claims related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to such matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accounted for. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity.

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

Item 2.  Management's Discussion and Analysis of Results of Operations
----------------------------------------------------------------------
and Financial Condition
-----------------------

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

Changing social habits resulting from such factors as changes in disposable income, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-fat food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.

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

The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. Such macroeconomic factors include the impact of currency translation on reported results and the impact currency has on operating costs and the price of raw materials. In addition, pricing pressure placed on the Company's customers by large and powerful retailers and distributors is inevitably passed along to the Company, and its competitors. Leadership in innovation and creativity mitigates the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.

The Company's strategic focus is:

 - To improve customer service, in terms of both on-time deliveries and responsiveness to new product development initiatives, and to improve the win rate for new business with the Company's customers.
 - To align resources of the Company with those of its strategic customers using the global reach of the Company to provide and enhance strategic partnerships.
 - To focus research and development initiatives on those areas considered to be most likely, in the long-term, to yield the greatest value to the Company's customers and shareholders.

The Company has made strides in implementing a number of these strategies. On time delivery and continuous improvement in operations are supported by the global implementation of the enterprise requirements planning software package ("SAP"), and related initiatives, implementation of which are substantially completed. Product and category growth and strategic analysis of these objectives is a continual focus for management. A number of new ingredients have been commercialized and are employed in flavor and fragrance compounds.

Operations
----------

Third Quarter 2006
------------------

Third quarter 2006 sales totaled $539 million, increasing 9% over the prior year quarter; fragrance and flavor sales increased 12% and 6%, respectively. Reported sales for the 2006 quarter benefited from the generally weaker U.S. dollar during the quarter; at comparable exchange rates, sales would have increased 7% in comparison to the 2005 quarter.

Fragrance sales were led by a 24% increase in fine fragrance sales, with much of the growth driven by new product introductions. Sales of functional fragrances increased 5% mainly as a result of increased volume and new product introductions, while sales of ingredients increased 11% mainly due to increased volumes.

The 6% flavor sales growth benefited from a combination of new wins and volume growth. Flavor compounds increased in each region in both local currency and dollars.

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, follows:

                                                           Third Quarter 2006 vs. 2005
                                                    % Change in Sales by Region of Destination
                                     -------------------------------------------------------------------------
                                        Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                     -------------------------------------------------------------------------
North America     Reported               18%         3%          8%           9%          3%          7%

Europe            Reported               19%         9%          9%          13%          6%         10%
                  Local Currency         13%         4%          5%           7%          1%          5%

Latin America     Reported               51%         4%          9%          15%          5%         12%

Asia Pacific      Reported               58%         5%          14%         16%          8%         11%
                  Local Currency         60%         2%          15%         14%          7%         10%

India             Reported              -19%        -13%         61%         -3%         11%          4%
                  Local Currency        -20%        -14%         57%         -4%         11%          3%

Total             Reported               24%         5%          11%         12%          6%          9%
                  Local Currency         21%         3%          8%          10%          4%          7%
                                     -------------------------------------------------------------------------

- North America fine fragrance and flavor growth was driven mainly by new product introductions of $8 million and $6 million, respectively; functional fragrance growth was primarily volume related, while the increase in ingredients was the result of both volume and price.
- European growth was strong across the continent; Western and Eastern Europe and Russia, collectively increasing 6% over the 2005 quarter; a 3% decline in the Middle East partially offset this growth. Fine and functional fragrance growth was mainly the result of new product introductions of $12 million while the increases in the sale of ingredients and flavors were both mainly volume related.
- Latin America fine and functional fragrance sales growth resulted primarily from $5 million and $3 million, respectively, in new product introductions; ingredient growth was primarily volume related. Flavor sales were strong throughout the region.
- Asia Pacific fine and functional fragrance sales growth resulted from new product introductions and volume growth in existing products. Ingredient sales were primarily the result of volume increases. Flavor sales growth was mainly the result of new product introductions.
- India fragrance sales performance resulted from erosion in existing products not compensated by new wins, while flavor sales increased as a result of growth in existing products.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter are detailed below.

                                                                Third Quarter
                                                         -------------------------
                                                            2006          2005
                                                         -----------   -----------
Costs of Goods Sold                                           57.5%         58.1%
Research and Development Expenses                              8.6%          9.1%
Selling and Adminstrative Expenses                            16.3%         17.4%

- Gross profit, as a percentage of sales, improved 0.6 percentage points compared to the prior year quarter. The improvement resulted mainly from higher sales, improved manufacturing expense absorption and favorable product mix.
- Research and Development ("R&D") expenses totaled 8.6% of sales, compared to 9.1% in the prior year quarter.
- Selling, General and Administrative ("SG&A") expenses, as a percentage of sales, were 16.3% compared to 17.4% in 2005. The 2005 quarter included $5 million relating to a product contamination issue; 2006 results include the benefit of a $3 million insurance recovery related to this contamination matter. The 2006 quarter also included $14 million in incentive compensation expense; the 2005 quarter included $2 million of such expense.
- Interest expense was flat with the prior year quarter; the average interest rate on debt in the 2006 quarter was 3.2% compared to 3.4% in the prior year quarter.
- Other income (expense), net in the 2006 quarter increased over the prior year quarter, mainly as a result of gains on disposal of fixed assets, as well as somewhat higher interest income, partially offset by higher foreign exchange losses.
- The effective tax rate was 29.8% compared to (3.5%) in the prior year quarter; the prior year quarter reflects the American Jobs Creation Act of 2004 ("AJCA") benefit of $23 million; excluding this benefit, the 2005 third quarter effective rate was 31.7%.

Net income for the 2006 quarter totaled $64 million, a 7% decrease compared with the prior year quarter. The 2005 third quarter net income of $69 million included the net tax benefit of $23 million on repatriation of dividends from overseas affiliates under AJCA.

First Nine Months 2006
-----------------------

For the nine-month period ended September 30, 2006, sales totaled $1,581 million, increasing 3% compared with the 2005 period. Reported sales for the 2006 period were affected by the strength of the U.S. dollar; had exchange rates remained constant, sales would have been two percentage points higher than in the 2005 nine-month period.

Sales performance by region and product category in comparison to the prior year period, in both reported dollars and local currency, where applicable, follows:

                                                       Nine Months 2006 vs. 2005
                                                % Change in Sales by Region of Destination
                                    ------------------------------------------------------------------------
                                       Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                    ------------------------------------------------------------------------
North America   Reported                19%         -1%         11%          9%          4%         6%

Europe          Reported                4%          1%          -9%          -          -1%         -1%
                Local Currency          6%          4%          -7%          2%          1%         2%

Latin America   Reported                25%         2%          6%           8%         12%         9%

Asia Pacific    Reported                17%         1%          1%           4%          2%         3%
                Local Currency          17%         1%          4%           5%          4%         4%

India           Reported                3%          -2%         27%          5%         11%         8%
                Local Currency          3%          -1%         30%          5%         11%         8%

Total           Reported                11%         1%           -           4%          3%         3%
                Local Currency          13%         1%          2%           5%          4%         5%
                                    ------------------------------------------------------------------------

- North America fine fragrance and flavor growth resulted mainly from new product introductions of $29 million while the decline in functional fragrances was volume related. Ingredient sales growth was due to a combination of volume and price.
- European growth was strongest in Eastern Europe, Africa and the Middle East, partially offset by a decline in sales in Western Europe in the first half of the year. Fine and functional fragrance growth resulted from new product introductions of $36 million while the decline in ingredients was volume related. The local currency flavor growth was the result of new wins.
- Latin America fine fragrance sales growth resulted from new product introductions of $8 million while functional fragrance wins of $8 million were partially offset by volume decreases. The ingredient sales increase was volume related. Flavor sales were strong throughout the region, driven mainly by new product introductions of $5 million and volume growth.
- Asia Pacific fragrance sales growth resulted mainly from new product introductions and volume growth amounting to $5 million; ingredients sales growth was mainly volume related. Flavor sales growth is a result of new product introductions and volume growth totaling slightly more than $5 million.
- India fragrance sales performance in all product categories resulted primarily from volume growth while flavor sales increased due to both volume and new product growth.

The percentage relationship of cost of goods sold and other operating expenses to sales for the nine-month period ended September 30, 2006 and 2005 are detailed below.

                                                            First Nine Months
                                                         -------------------------
                                                            2006          2005
                                                         -----------   -----------
Costs of Goods Sold                                           57.4%         58.4%
Research and Development Expenses                              8.7%          8.7%
Selling and Adminstrative Expenses                            16.5%         16.6%

- Gross profit, as a percentage of sales, improved compared to the prior year period mainly as a result of sales performance, improved manufacturing expense absorption and favorable product mix. In 2005, margin was unfavorably impacted by costs attributable to the raw material contamination matter.
-    R&D expenses totaled 8.7% of sales, consistent with the prior year.
- SG&A expenses, as a percentage of sales, were 16.5% compared to 16.6% in the prior year period. The comparison between 2006 and 2005 was impacted by the contamination matter and related insurance recovery discussed above. The 2006 period includes $31 million in incentive compensation expense; the 2005 period included $10 million of such expense.
-    Interest expense was flat with the prior year period.
- Other income (expense), net primarily relates to the items recorded in the third quarter.
- The effective tax rate was 28.8% compared to 20.8% in the prior year period. The 2005 tax rate was impacted by the $23 million benefit under AJCA. Excluding this benefit, the 2005 period effective rate would have been 31.2%; variations in the effective rate are mainly attributable to fluctuations in earnings in the countries in which the Company operates. The Company expects the effective tax rate to approximate 28.5% for 2006.

Net income for the 2006 period totaled $178 million, the same as in the comparable 2005 period. The 2005 results included the net tax benefit of $23 million on repatriation of dividends from overseas affiliates under AJCA.

Restructuring and Other Charges
-------------------------------

As described in Note 2 to the Consolidated Financial Statements in the Company's 2005 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

The Company undertook a plan to eliminate approximately 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involve employee separation while the balance relates to open positions that will not be filled. As a result of these actions, the Company recognized pre-tax charges of $23.3 million in the fourth quarter 2005 and $0.7 million in the first nine months of 2006; the Company recorded net restructuring and other charges of $0.3 million in the third quarter of 2006. Annual savings from these actions are expected to approximate $16.0 million to $18.0 million.

Movements in the liabilities related to the restructuring charges, included in Restructuring and other charges or Other liabilities, as appropriate, were (in millions):

                                                                     Asset-
                                                    Employee-        Related
                                                     Related        and Other       Total
                                                ---------------------------------------------
Balance December 31, 2005                              $ 29.5          $ 4.9          $ 34.4
Additional charges                                        1.9            0.4             2.3
Cash and other costs                                    (18.2)          (2.8)          (21.0)
                                                --------------  -------------  --------------
Balance September 30, 2006                             $ 13.2          $ 2.5          $ 15.7
                                                ==============  =============  ==============

Consistent with the original plan the balance of employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges will be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Equity Compensation Plans
-------------------------

The Company previously applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and provided the pro forma disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). Under APB 25, no compensation expense for employee or director stock options was reflected in net earnings.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment" ("FAS 123 (R)") using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this transition method, 2006 compensation cost includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The Company will recognize the cost of all stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated.

The Company changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model, in order to provide a better estimate of fair value; the Binomial model is considered a more flexible method for valuing employee stock options than the Black-Scholes model. The flexibility of the simulated Binomial model stems from the ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. The Company is using an average of implied and historical volatility while the expected term assumption was determined based on historical patterns.

The Company has various equity plans under which the Company's officers, senior management, directors and other key employees may be granted options to purchase the Company's common stock or other forms of equity-based awards. Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Units ("RSU's") as the principal element of its equity compensation plan for all eligible U.S. - based employees and a majority of eligible overseas employees. Vesting of the RSU's for the Company's officers and senior management has been performance and time based, and for the remainder of eligible employees, vesting is solely time based; the vesting period is primarily three years from date of grant. For a small group of primarily overseas employees, the Company continues to grant stock options.

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

See Note 7 of the Notes to the unaudited Consolidated Financial Statements for additional discussion of the impact of the adoption of, and the method of determining fair values under, FAS 123(R).

Financial Condition
-------------------

Cash, cash equivalents and short-term investments totaled $163 million at September 30, 2006. Working capital at September 30, 2006 was $399 million compared to $(11) million at December 31, 2005. The change in working capital relates to the refinancing of long-term debt classified as current at December 31, 2005. Gross additions to property, plant and equipment during the first nine months were $31 million. The Company expects additions to property, plant and equipment to approximate $50 million for the full year 2006.

At September 30, 2006, the Company had $808 million of debt outstanding. On July 12, 2006, the Company issued an aggregate of $375 million of Senior Unsecured Notes. The Notes were issued in four series: (i) $50.0 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100.0 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011,
(iii) $100.0 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013 and (iv) $125.0 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the Notes were used to repay the commercial paper and for other general corporate purposes.

In April and July 2006, the Company paid a quarterly cash dividend of $.185 per share to shareholders, unchanged from the prior quarter dividend payment. On October 11, 2006, the Company announced a 14% increase in its quarterly dividend rate to $.21 per share effective with the dividend payable in January 2007.

Under the share repurchase program of $200.0 million authorized in May 2005, the Company repurchased approximately 1.9 million shares in the third quarter of 2006 at a cost of $71 million. In 2006, the Company has repurchased 4.6 million shares at a cost of $162 million. At September 30, 2006, the Company had approximately $15 million remaining under this repurchase plan. On October 11, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program, expected to be completed over the next 18
- 24 months. At the current market price, the new program would enable the repurchase of approximately 7.5 million shares, or 8% of shares currently outstanding. Repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be available for use in connection with the Company's employee compensation plans and for other general corporate purposes.

The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations and availability under its existing credit facilities are expected to be sufficient to fund the Company's anticipated normal capital spending, dividends and other expected requirements for at least the next eighteen months.

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

The Company has also provided net income and the effective tax rate for the 2005 third quarter which excludes the impact of a one-time benefit under the AJCA of repatriation of dividends from overseas affiliates. Management believes that given the unique nature of these items, including this information without the impact of repatriation in the prior year period is more representative of the Company's operational performance and may assist investors in evaluating the Company's period to period financial results, in a manner consistent with how management has evaluated such performance.

Cautionary Statement Under The Private Securities Litigation Reform Act
-----------------------------------------------------------------------
of 1995
-------

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

The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.     Legal Proceedings
            -----------------

     The Company is subject to various claims and legal actions in the ordinary course of its business.

     Since September 2001 the Company has been involved in actions where plaintiffs allege respiratory injuries in the workplace due to the use by their employers of an International Flavors & Fragrances Inc. ("IFF") and/or Bush Boake Allen Inc. ("BBA") flavor. For purposes of reporting on these actions, IFF and BBA are jointly referred to as the "Company". See the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006 under "Legal Proceedings" for an update on these cases. Since this Report, all plaintiff cases related to the Benavides case have been resolved by confidential settlement. Also, in the Arthur case, the first trial group of 2 workers and 1 spouse which was due to commence trial on August 29, 2006 was resolved by confidential settlement. In August 2006, 2 additional cases were filed against the Company, another flavor supplier and 2 chemical companies in the Circuit Court of Jasper County, Missouri. The first involves 29 current and former employees and/or a neighbor of the Gilster-Mary Lee microwave popcorn plant in Jasper, Missouri (Arles case) and the second 5 current and former employees of the same plant (Bowan case).

     The Company believes that all IFF and BBA flavors at issue in these matters met the requirements of the U.S. Food and Drug Administration and were safe for handling and use by workers in food manufacturing plants when used according to specified safety procedures. These procedures are detailed in instructions that IFF and BBA provided to all its customers for the safe handling and use of these flavors. It is the responsibility of the Company's customers to ensure that these instructions, which include the use of appropriate engineering controls, such as adequate ventilation, proper handling procedures and respiratory protection for workers, were followed in the workplace.

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


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                         Total Number of Shares       Approximate Dollar Value
                                  Total Number                            Purchased as Part of         of Shares that may yet be
                                   of Shares         Average Price         Publicly Announced              purchased under
                                  Purchased (1)     Paid per Share             Program (1)                 the Program (2)
                              ------------------- ------------------ ---------------------------  ------------------------------
  July   1 - 31, 2006                 64,800           $37.15                     64,800                      $83,501,000
  August 1 - 31, 2006              1,630,254           $38.04                  1,630,254                      $21,483,000
  Sept.  1 - 30, 2006                166,000           $39.04                    166,000                      $15,002,000

(1) An aggregate of 1,861,054 shares of common stock were repurchased during the third quarter of 2006 under a repurchase program announced in May 2005. Under the program, the Board of Directors approved the repurchase by the Company of up to $200 million of its common stock. This program is near completion.
(2) The Board of Directors approved an additional share repurchase program of $300 million of its common stock in October 2006.

Item 6.       Exhibits
              --------

3(ii)By-Laws  of the  Company,  as amended  effective  as of  October  10,  2006
     (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on October 11, 2006).

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

10.1 Restricted Stock Units Agreement dated July 25, 2006 between International Flavors & Fragrances Inc. and Arthur C. Martinez (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 26,
     2006).

10.2 Letter Agreement dated June 28, 2006 between the Company and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 29, 2006).

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

                               INTERNATIONAL FLAVORS & FRAGRANCES INC.


  Dated: November 2, 2006     By:  /s/ DOUGLAS J. WETMORE
                                   -----------------------------------------
                                   Douglas J. Wetmore, Senior Vice President
                                   and Chief Financial Officer



  Dated:  November 2, 2006    By:  /s/ DENNIS M. MEANY
                                   ----------------------------------------
                                   Dennis M. Meany, Senior Vice President,
                                        General Counsel and Secretary

                                  EXHIBIT INDEX

Number      Description
------      -----------

3(ii)By-Laws  of the  Company,  as amended  effective  as of  October  10,  2006
     (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on October 11, 2006).

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

10.1 Restricted Stock Units Agreement dated July 25, 2006 between International Flavors & Fragrances Inc. and Arthur C. Martinez (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 26,
     2006).

10.2 Letter Agreement dated June 28, 2006 between the Company and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 29, 2006).

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

Dated: November 2, 2006
                                         By: /s/ Robert M. Amen
                                            -------------------------------
                                         Name: Robert M. Amen
                                         Title: Chairman of the Board
                                         and Chief Executive Officer

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

Dated: November 2, 2006

                                              By: /s/ Douglas J. Wetmore
                                              -------------------------------
                                              Name: Douglas J. Wetmore
                                              Title:   Senior Vice President
                                              and Chief Financial Officer

                                                                 Exhibit 32


        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert M. Amen, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Robert M. Amen
----------------------------------
Name:   Robert M. Amen
Title:  Chairman of the Board
        and Chief Executive Officer
Dated:  November 2, 2006



By: /s/ Douglas J. Wetmore
-------------------------------
Name:   Douglas J. Wetmore
Title:  Senior Vice President
        and Chief Financial Officer
Dated:  November 2, 2006