Form 10-K
period 2006-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2007-02-23
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number 1-4858

INTERNATIONAL FLAVORS & FRAGRANCES INC.

(Exact name of Registrant as specified in its charter)

NEW YORK	13-1432060
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
521 WEST 57TH STREET, NEW YORK, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 765-5500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

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

For the purpose of reporting the following market value of Registrant’s outstanding common stock, the term ‘‘affiliate’’ refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the Registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of Registrant’s common stock not held by affiliates as of June 30, 2006 was $3,204,758,056.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 15, 2007:    89,772,171 shares of common stock, par value 12 ½¢ per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be sent to shareholders in connection with the 2007 Annual Meeting (the ‘‘IFF 2007 Proxy Statement’’) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I

ITEM 1.	BUSINESS.

International Flavors & Fragrances Inc., incorporated in New York in 1909 and its subsidiaries (the ‘‘Registrant’’, ‘‘IFF’’ or the ‘‘Company’’), is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, personal care products, hair care products, deodorants, soaps, detergents and air care products; flavor products are sold principally to manufacturers of prepared foods, beverages, dairy foods, pharmaceuticals and confectionery products as well as the food service industry.

The Company currently has 30 manufacturing facilities with the major manufacturing facilities located in the United States, Great Britain, Ireland, the Netherlands, Spain, Argentina, Brazil, Mexico, India, Australia, China, Indonesia, Japan and Singapore. The remaining manufacturing facilities are located in 8 other countries. The Company maintains its own sales and distribution facilities in 30 countries and is represented by sales agents and distributors in other countries. The Company’s principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

MARKETS

Fragrance products are used by customers in the manufacture of consumer products such as soaps, detergents, cosmetic creams, lotions and powders, lipsticks, after-shave lotions, deodorants, hair preparations, candles, air fresheners and all-purpose cleaners as well as in other consumer products designed solely to appeal to the sense of smell, such as perfumes and colognes. The cosmetics industry, including perfume and toiletries manufacturers, is one of the Company’s two largest fragrance customer groups. Most of the major United States companies in this industry are customers of the Company, and five of the largest United States cosmetics companies are among its principal customers. The household products industry, including soaps and detergents, is the other important fragrance customer group. Four of the largest United States household product manufacturers are major customers of the Company. In the three years ended December 31, 2006, sales of fragrance products accounted for 57%, 57% and 55%, respectively, of the Company’s total sales.

Flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of the Company’s largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2006, sales of flavor products accounted for 43%, 43% and 45%, respectively, of the Company’s total sales.

PRODUCTS

The Company’s principal fragrance and flavor products consist of compounds of large numbers of ingredients blended in proprietary formulas created by its perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the consumer selection and acceptance of the consumer end product. A smaller number of compounds are sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their products. The Company produces thousands of compounds, and new compounds are constantly being created in order to meet the many and changing characteristics of its customers’ end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. The Company’s products are sold in solid and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

The ingredients used by the Company in its compounds are both synthetic and natural. The Company manufactures a substantial portion of the synthetic ingredients. While the major part of the

Company’s production of synthetic ingredients is used in its compounds, a substantial portion is also sold to others. The natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased for the larger part in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. The Company’s flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.

MARKET DEVELOPMENTS

The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, and dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men’s toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-fat food products that must conform to expected tastes. New and improved methods of packaging, application and dispensing have been developed for many consumer products that utilize some of the Company’s flavor or fragrance products. These developments have called for the creation of new compounds and ingredients compatible with the newly introduced materials and methods of application.

PRODUCT DEVELOPMENT AND RESEARCH

The development of new flavors and fragrances is a complex technical and artistic process calling upon the combined knowledge and skill of the Company’s creative perfumers and flavorists, and its scientists. With extensive experience, the perfumers and flavorists continuously advance their skills for creating fragrances or flavors best suited to the market requirements of the customers’ products.

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

Creative and technical product development is conducted in 32 fragrance and flavor laboratories in 23 countries. The Company maintains a research and development center at Union Beach, New Jersey. The Company spent $186 million in 2006, $180 million in 2005 and $175 million in 2004 on its research and development activities. These expenditures are currently expected to increase in 2007 to approximately $190 million. Of the amount expended in 2006 on such activities, 64% was for fragrances and the balance was for flavors. The Company employed 1,065 persons in 2006 and 1,095 persons in 2005 in such activities.

The business of the Company is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

Most of the Company’s sales are through its own sales force, operating from 4 sales offices in the United States and 46 sales offices in 29 foreign countries. Sales in additional countries are made through agents and distributors. For the year ended December 31, 2006, 29% of the Company’s sales were to customers in North America, 36% in Europe, 17% in Asia Pacific, 14% in Latin America and 4% in the India Region. For additional information with respect to the Company’s operations by major geographical region, see Note 13 of the Notes to the Company’s Consolidated Financial Statements.

During 2006, the Company’s 30 largest customers accounted for 57% of its sales; its five largest customers accounted for 9.7%, 8.1%, 6.2%, 4.7% and 2.4%, respectively, of its sales, and no other single customer accounted for more than 2% of sales.

GOVERNMENTAL REGULATION

Manufacture and sale of the Company’s products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. In particular, the European Union in December 2006 adopted legislation requiring extensive chemical registration and testing over the next 11 years. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company’s operations, earnings or competitive position. The Company expects to spend in 2007 approximately $5 million in capital projects and $16 million in operating expenses and governmental charges for the purpose of complying with such requirements.

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

COMPETITION

The Company has more than 50 competitors in the United States and world markets. While no single factor is responsible, the Company’s competitive position is based principally on the creative skills of its perfumers and flavorists, the technological advances resulting from its research and development, the quality of its customer service, the support provided by its marketing and application groups, and its understanding of consumers. The Company believes that it is one of the largest companies producing and marketing on an international basis a wide range of fragrance and flavor products for sale to manufacturers of consumer products. In particular countries and localities, the Company faces competition from numerous companies specializing in certain product lines, among which are some companies larger than the Company and some more important in a particular product line or lines. Most of the Company’s customers do not buy all their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by the Company or others.

EMPLOYEE RELATIONS

At December 31, 2006, the Company employed 5,087 persons, of whom 1,382 were employed in the United States. The Company has never experienced a work stoppage or strike and considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT:

Name	Office and Other Business Experience(1)	Age	Year First Became Officer
Robert M. Amen	Chairman of the Board and Chief Executive Officer since July 2006; President, International Paper from 2003 to March 2006; Executive Vice President, International Paper from 2000 to 2003; President of International Paper, Europe, prior thereto.	57	2006
James H. Dunsdon	Chief Transition Officer since January 2007; Chief Operating Officer from October 2004 to December 2006; Senior Vice President, Global Business Development, Flavors and Functional Fragrances from March 2004 to September 2004; Vice President, Global Account Sales and Regional Manager North America from January 2003 to March 2004; Regional Vice President, North America from January 2001 to January 2003.	60	2003
Steven J. Heaslip	Senior Vice President, Human Resources since December 2002; Vice President, Human Resources from September 2001 to December 2002; Senior Vice President, Human Resources, Elizabeth Arden, a manufacturer of prestige beauty products, prior thereto.	49	2001
Dennis M. Meany	Senior Vice President, General Counsel and Secretary since January 2004; Associate General Counsel, prior thereto.	59	2004
Nicolas Mirzayantz	Group President, Fragrances since January 2007; Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America Region from April, 2005 to December 2006; Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to March 2005; Vice President, Global Business Development, Fine Fragrance and Toiletries from December 2002 to September 2004; Vice President, Global Business Development Fine Fragrances and Toiletries prior thereto.	44	2002
Douglas J. Wetmore	Senior Vice President and Chief Financial Officer	49	1992
Hernan Vaisman	Group President, Flavors since January 2007; Vice President, Latin America Region from October 2004 to December 2006; Regional Finance Director, Latin America Region, prior thereto.	48	2004
Joseph Faranda	Vice President and Chief Marketing Officer since March 2005; Vice President, Strategic Marketing, The Home Depot, Inc. from February 2002 to March 2005; Senior Vice President Strategy, and Business Development, Avon Products, Inc., prior thereto.	53	2005
James P. Huether	Controller	50	2001

(1)	Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.

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

You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the U.S. at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that the Company files electronically with the SEC.

A copy of the Company’s Corporate Governance Guidelines, its Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Investor Relations section of the Company’s website, www.iff.com and are available in print to any shareholder who requests copies by contacting Dennis M. Meany, Senior Vice President, General Counsel and Secretary, at the Company’s principal executive office set forth above.

Item 1A.	Risk Factors.

Competitive factors may negatively impact our sales and marketability.

The market for flavor and fragrance products is fragmented and highly competitive. IFF competes with many companies and some of the Company’s competitors specialize in one or more of our product lines while others sell many of the same product lines. In addition, some of our competitors may have greater financial and technical resources. Increased competition by existing or future competitors, including aggressive price competition, could result in the need for the Company to reduce prices or increase spending and this could have an impact on sales and profitability.

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

The Company’s results may be negatively impacted by the price, quality and availability of raw materials.

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

The Company’s results may be negatively impacted by the inability to implement the Company’s business strategy, including the achievement of anticipated cost savings, profitability or growth targets.

The Company is committed to those particular business strategies which have been identified as likely to drive profitable future growth and improve operations and customer service. If the Company is unable to successfully and timely implement these strategies, it would adversely impact the financial condition and results of operations of the Company.

The Company’s results may be negatively impacted by the impact of currency fluctuation or devaluation in principal foreign markets and the effectiveness of hedging and risk management strategies.

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

Manufacture and sale of the Company’s products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign operations of the Company are subject to similar governmental regulation in a number of countries, including the extensive new European Union requirements. Compliance with existing governmental requirements and future governmental regulations may adversely impact the Company’s financial condition, results of operations or liquidity.

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

ITEM 1B.	Unresolved SEC Staff Comments.

None.

ITEM 2.	PROPERTIES.

The principal properties of the Company are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance chemical ingredients.
Carrollton, TX(1)	Production of flavor compounds.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance chemical ingredients.
New York, NY(1)	Fragrance laboratories.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance chemical ingredients; flavor laboratories.
Ireland
Drogheda	Production of fragrance compounds.
Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarlo	Production of fragrance chemical ingredients.
Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Fragrance laboratories.
Taubate	Production of flavor compounds and ingredients; flavor laboratories.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
India
Chennai(2)	Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.

Location	Operation
China
Guangzhou(3)	Production of flavor and fragrance compounds; flavor laboratories.
Shanghai(1)	Flavor and fragrance laboratories.
Xin’anjiang(4)	Production of fragrance chemical ingredients.
Zhejiang	Production of fragrance chemical ingredients.
Indonesia
Jakarta(5)	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.
Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.
Singapore
Jurong	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

(1)	Leased.

(2)	The Company has a 93.3% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building and machinery and equipment are owned.

(4)	The Company has a 90% interest in the subsidiary that leases the land and owns the buildings and machinery.

(5)	Land is leased and building is partially leased and partially owned.

The principal executive offices of the Company and its New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various claims and legal actions in the ordinary course of its business. In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri (‘‘Benavides case’’). The plaintiffs alleged that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and/or IFF flavor. For purposes of reporting these actions, BBA and/or IFF are referred to as the (‘‘Company’’).

In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, 8 cases were tried to a verdict, 4 verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. Subsequently all plaintiff cases related to the Benavides case have been settled.

Eighteen other actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies. Trial has been scheduled in the action brought against the Company and another flavor supplier by 29 former and current workers at a Marion, Ohio factory. This case was filed in March 2003 and is pending in the Court of Common Pleas of Hamilton County, Ohio. The Plaintiffs in this case have been divided into trial groups, although no trials have occurred to date. The other flavor company has settled with all plaintiffs and the Company has settled with 17 plaintiffs by confidential agreement. Two other plaintiffs have been dismissed. The first trial is currently scheduled for February 2007 (‘‘Arthur case’’). In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers at this same plant was filed in July 2004 and is pending in this same Court against the Company and another flavor supplier (Batteese case). In an action filed in June 2004, the Company, three other flavor suppliers, a flavor trade association and a consulting agency are defendants in a lawsuit by 1 worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa. Plaintiff voluntarily dismissed his claim against Bush Boake Allen, Inc. This case was settled by confidential agreement in October 2006 (Remmes case). Another case concerning 1 other worker at this same plant was filed in January 2006 and is pending in this same court against the same parties. The trial ready date is November 2007 (Kuiper case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 plaintiff brought in the Court of Common Pleas, Hamilton County, Ohio. Trial is set for November 2007 (Mitchell case). In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. Trial is set for September 2007 (Lopez case). In August 2004, the Company and another flavor supplier were named defendants in a lawsuit by 15 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio. The other flavor supplier settled with all plaintiffs and the Company has settled with 12 plaintiffs by confidential agreement. The remaining plaintiffs have been divided into trial groups and the first trial is currently scheduled to be held in May 2007 (Williams case). In March 2005, the Company and 10 other companies were named defendants in a lawsuit by 1 former employee of Bell Flavors and Fragrances, Inc. in an action brought in the Circuit Court of Cook County, Illinois. On June 29, 2006, plaintiffs voluntarily dismissed their claims against one of the defendants, EMCO Chemical Distributors. There is no trial date pending (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker of Brach’s Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. There is no trial date pending (Campbell case). In August 2005, the Company and 8 other companies, including a flavor trade association and consulting agency, were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In September 2005, the Company and 10 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Circuit Court of St. Louis County. Trial is set for September 2007 (Bowling case). In November 2005, the Company, a flavor trade association, and a consulting agency were named defendants in a lawsuit by 1 former employee of the Snappy Popcorn Company in Breda, Iowa brought in U.S. District Court for the Northern District of Iowa, Western Division. The trial ready date is July 2007 (Weimer case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 39 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company and 18 other flavor and chemical suppliers were named defendants in a lawsuit by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and 2 other flavor suppliers were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 4 former employees of a popcorn packaging plant in Iowa City, Iowa (Blood case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 108 current and former employees of a Marion, Ohio factory (Aldrich case).

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

At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 17 for further information.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)    Market Information.

The Company’s common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2006		2005
Quarter	High	Low	High	Low
First	$36.03	$32.53	$42.90	$38.82
Second	38.84	33.46	41.29	34.90
Third	39.96	34.32	38.85	34.34
Fourth	49.88	39.19	35.72	31.19

Approximate Number of Equity Security Holders.

(A) Title of Class	(B) Number of record holders as of December 31, 2006
Common stock, par value 12½¢ per share	3,393

Dividends.

Cash dividends declared per share for each quarter since January 2005 were as follows:

	2007	2006	2005
First	$0.210	$0.185	$0.175
Second		0.185	0.185
Third		0.185	0.185
Fourth		0.210	0.185

Performance Graph.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company Name / Index	2002	2003	2004	2005	2006
IFF	20.27	1.42	24.89	−20.21	49.64
S&P 500 Index	−22.10	28.68	10.88	4.91	15.79
Peer Group	−2.72	15.93	8.71	4.43	18.29

		Indexed Returns Years Ending
Company Name / Index	Base Period 2001	2002	2003	2004	2005	2006
IFF	$100	$120.27	$121.97	$152.33	$121.55	$181.89
S&P 500 Index	$100	$77.90	$100.25	$111.15	$116.61	$135.03
Peer Group	$100	$97.28	$112.78	$122.60	$128.03	$151.46

Peer Group Companies
Alberto-Culver Co.	H.J. Heinz Co.	Procter & Gamble Co.
Avon Products	Hershey Co.	Revlon Inc.
Campbell Soup Co.	Hormel Foods Corp.	Sara Lee Corp.
Church & Dwight Inc.	Kellogg Co.	Sensient Technologies Corp.
Clorox Co.	The Estée Lauder Companies Inc.	Unilever NV
Coca-Cola Co.	McCormick & Company Inc.	WM. Wrigley Jr Co.
Colgate-Palmolive Company	McDonald’s Corp	Yum! Brands Inc.
Conagra Foods Inc.	Nestle SA-ADR
General Mills Inc.	PepsiCo Inc.

(1)	The Cumulative Shareholder Return assumes that the value of an investment in the Company’s Common Stock and each index was $100 on December 31, 2001, and that all dividends were reinvested.

(2)	Due to the international scope and breadth of its business, the Company believes that a Peer Group comprised of international public companies which are representative of the customer group to which it sells its products, with market capitalizations ranging from approximately $589 million to approximately $205 billion, is the most appropriate group against which to compare shareholder returns.

(c)    Issuer Purchases of Equity Securities.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)(3)	Maximum Dollar Value of Shares that may yet be Purchased under the Programs(2)(3)
October 1 – 31, 2006	—	—	—	$315,002,000
November 1 – 30, 2006	1,215,100	$46.45	1,215,100	$258,558,000
December 1 – 31, 2006	1,099,600	$47.59	1,099,600	$206,225,000

(1)	An aggregate of 6,892,000 shares of common stock was repurchased during 2006; 4,904,000 and 1,988,000 shares of common stock were purchased under repurchase programs announced in May 2005 and October 2006, respectively.

(2)	In May 2005, the Board of Directors approved the repurchase of up to $200 million of the Company’s common stock, which has now been completed.

(3)	In October 2006, the Board of Directors approved the repurchase of up to $300 million of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

							Net Income Per Share(b)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
First	$511,432	$523,052	$216,614	$214,655	$53,690	$52,543	$0.59	$0.56	$0.58	$0.55
Second	530,505	515,578	227,616	216,513	61,182	56,713	0.67	0.60	0.67	0.60
Third	539,135	493,118	228,986	206,406	63,646	68,572	0.71	0.73	0.70	0.72
Fourth	514,318	461,645	210,915	186,827	47,982	15,238	0.54	0.16	0.53	0.16
	$2,095,390	$1,993,393	$884,131	$824,401	$226,500	$193,066	$2.50	$2.06	$2.48	$2.04

(a)	Net Income in the 2006 first, second, third and fourth quarter includes the after-tax effects of certain charges (credits) of $461, ($97), $210 and $1,408, respectively. Net income in the 2005 fourth quarter includes the after-tax effects of certain charges of $15,857. See Note 2 for further discussion. Net income in the 2005 third quarter includes a tax benefit of $23,290 relating to the repatriation of $242,000 of dividends from foreign subsidiaries under the provisions of the American Jobs Creation Act of 2004; see Note 10 for further discussion.

(b)	The sum of the 2006 and 2005 quarters’ net income per share does not equal the earnings per share for the full year due to changes in average shares outstanding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2006	2005	2004	2003	2002
Consolidated Statement of Income Data
Net sales	$2,095,390	$1,993,393	$2,033,653	$1,901,520	$1,809,249
Cost of goods sold(b)	1,211,259	1,168,992	1,160,235	1,092,456	1,035,835
Research and development expenses(b)	185,692	179,812	175,173	159,286	144,027
Selling and administrative expenses(b)	351,923	339,323	341,306	308,951	305,156
Amortization of intangibles	14,843	15,071	14,830	12,632	12,632
Restructuring and other charges(a)	2,680	23,319	31,830	42,421	11,737
Interest expense	25,549	23,956	24,002	28,477	37,036
Other (income) expense, net	(9,838)	(3,268)	5,275	5,437	(3,591)
	1,782,108	1,747,205	1,752,651	1,649,660	1,542,832
Income before taxes on income	313,282	246,188	281,002	251,860	266,417
Taxes on income	86,782	53,122	84,931	79,263	90,473
Net income	$226,500	$193,066	$196,071	$172,597	$175,944
Percentage of net sales	10.8	9.7	9.6	9.1	9.7
Percentage of average shareholders’ equity	24.9	21.1	23.7	26.2	32.0
Net income per share – basic	$2.50	$2.06	$2.08	$1.84	$1.86
Net income per share – diluted	$2.48	$2.04	$2.05	$1.83	$1.84
Average number of shares (thousands)	90,443	93,584	94,143	93,718	94,511
Consolidated Balance Sheet Data
Cash and short-term investments	$115,112	$272,897	$32,995	$12,555	$15,165
Receivables, net	405,302	368,519	358,361	339,725	338,607
Inventories	446,606	430,794	457,204	454,631	421,603
Property, plant and equipment, net	495,124	499,145	501,334	510,612	520,499
Goodwill and intangible assets, net	745,716	772,651	789,676	799,413	794,079
Total assets(c)	2,478,904	2,638,196	2,363,294	2,306,892	2,232,694
Bank borrowings, overdrafts and current portion of long-term debt	15,897	819,392	15,957	194,304	49,663
Long-term debt	791,443	131,281	668,969	690,231	1,007,085
Shareholders’ equity(b)(c)	905,168	915,347	910,487	742,631	574,678
Other Data
Current Ratio	2.4	1.0	2.4	1.7	2.4
Gross additions to property, plant and equipment	$58,282	$93,433	$70,607	$65,955	$81,815
Depreciation and amortization expense	89,733	91,928	90,996	86,721	84,458
Cash dividends declared	68,956	68,397	64,789	59,032	56,749
per share	$0.765	$0.730	$0.685	$0.630	$0.600
Number of shareholders of record at year-end	3,393	3,207	3,419	3,655	3,875
Number of employees at year-end	5,087	5,160	5,212	5,454	5,728

(a)	Restructuring and other charges ($1,982 after tax) in 2006, ($15,857 after tax) in 2005, ($20,370 after tax) in 2004, ($27,514 after tax) in 2003 and ($7,745 after tax) in 2002 as a result of various reorganization programs of the Company.

(b)	The 2006 amounts reflect adoption of FAS 123(R). See Note 12 for further details.

(c)	The 2006 amount reflect adoption of FAS 158. See Note 14 for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Organization of Information

Management’s Discussion and Analysis provides a narrative on the Company’s operating performance, financial condition and liquidity and should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Executive Overview

•	Sales Commentary

•	Operating Results

•	Acquisitions and Divestitures

•	Restructuring and Other Charges

•	Equity Compensation Plans

•	Financial Condition

•	Market Risk

•	Critical Accounting Policies and Use of Estimates

•	New Accounting Standards

•	Non-GAAP Financial Measures

•	Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Executive Overview

The Company is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are few publicly traded companies in the industry; certain customers maintain in-house capabilities fulfilling a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. Analysts generally estimate the global market to be $11 – $12 billion of which IFF represents approximately 17% – 18%; the Company’s nearest sized competitor is of similar size, although it is in the process of acquiring another flavor and fragrance supplier which will result in it being substantially larger than IFF. Currently, the five largest companies in the industry combined represent approximately 65% – 70% of the global market.

Fragrance compounds are used in perfumes, cosmetics, toiletries, hair care products, deodorants, soaps, detergents and softeners as well as air care products. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, household cleaners and air fresheners. Flavor products are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The Company is also a leading manufacturer of synthetic ingredients used in making fragrances. Approximately 55% of the Company’s ingredient production is consumed internally; the balance is sold to third party customers.

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

The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. Such factors include the impact of currency on the price of raw materials and operating costs as well as on translation of reported results. In addition, pricing pressure placed on the Company’s customers by large and powerful retailers and distributors is inevitably passed along to the Company, and its competitors. Leadership in innovation and creativity mitigates the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers’ products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.

The Company produces more than 31,000 unique compounds, of which approximately 60% are flavors and 40% fragrances. The Company continually creates new compounds to meet the changing characteristics and needs of its customers’ end products. No single compound represents more than 1% of net sales. Development of fragrances and flavors is a complex technical and artistic process calling upon the combined knowledge and talents of creative perfumers and flavorists, and application and research chemists. An important element of creation is the development of new ingredients. The Company bears essentially all costs incurred in connection with the creation and development of new flavors and fragrances and such formulae are generally protected under trade secrecy. The Company is not materially dependent on any patents, trademarks or licenses.

The Company’s strategic direction is defined by the following:

•	Be a global leader in fragrances and flavors; and

•	Provide our customers with differentiated solutions.

The Company’s plan to achieve this strategy is to:

•	Implement a business unit focus that will align management and resources with the needs of its strategic customers and provide greater accountability; this will drive improved results.

•	Focus its research and development efforts on those projects considered most likely to drive future profitable growth. The Company anticipates much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology.

•	Provide quality products, safe and suitable for inclusion in its customers’ end products; an essential element is the consistent quality and safety of raw materials achieved through a combination of steps including but not limited to vendor certification and quality assurance testing.

•	Continuously improving its operations and customer service supported by the global enterprise requirements planning software package (‘‘SAP’’), and related initiatives.

•	Build a culture that attracts, retains and develops the best talent in the world. Our customers, stakeholders and employees expect the best.

As implementation of our strategy progresses, setting strategic initiatives requires regular establishment and reassessment of priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Sales Commentary

A breakdown of sales by principal product category is depicted in the graph below.

2006 Sales by Category

The Company’s five largest customers comprise 31% of consolidated sales and its top thirty customers 57%; these percentages have remained fairly constant for several years although sales to larger customers, as a percentage of total sales, are trending higher. No customer accounts for 10% or more of sales. A key factor for commercial success is inclusion on core supplier lists of strategic customers, opening opportunities to win new business. The Company is currently on the majority of core supplier lists of its strategic customers.

Net sales for 2006, 2005 and 2004 were as follows (in millions):

Net Sales	2006	Percent Change	2005	Percent Change	2004
Flavors	$895	4%	$858	−6%	$911
Fragrances	1,200	6%	1,135	1%	1,123
Total net sales	$2,095	5%	$1,993	−2%	$2,034

The Company currently manages its operations by major geographical region and considers destination sales a key performance measure. Although reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying strength of the Company’s business.

2006 Sales by Destination

In 2004, the Company disposed of its European fruit preparation business; disposal did not materially impact operating results. The following table summarizes sales on a geographic basis and reflects adjustments, as appropriate, to exclude sales attributable to the fruit business (in millions):

Sales by Destination	2006	Percent Change	2005	Percent Change	2004
North America	$612	7%	$572	−4%	$599
Europe	758	3%	739	−6%	790
Asia Pacific	362	4%	348	2%	343
Latin America	286	9%	262	10%	239
India	77	7%	72	14%	63
Total net sales, as reported	2,095	5%	1,993	−2%	2,034
Less: European fruit preparations	—	—	—	—	(59)
Total net sales, as adjusted	$2,095	5%	$1,993	1%	$1,975

Net sales below are adjusted to exclude all sales associated with the fruit business (in millions):

Net Sales	2006	Percent Change	2005	Percent Change	As Adjusted 2004
Flavors	$895	4%	$858	1%	$852
Fragrances	1,200	6%	1,135	1%	1,123
Total net sales, as adjusted	$2,095	5%	$1,993	1%	$1,975

2006 in Comparison to 2005

In 2006, net sales increased 5% in both dollars and local currency compared to 2005. The sales performance was led by strong growth in fine fragrances driven primarily by new product introductions and continued success of existing creations. Flavor sales increased compared to 2005 due to a combination of new product introductions and volume growth.

Regional and product category sales performance for 2006 compared to the prior year, in reported dollars and local currency, was as follows:

		2006 vs. 2005
		% Change in Sales by Region of Destination
		Fine	Functional	Ingredients	Total Fragrances	Flavors	Total
North America	Reported	20%	2%	10%	10%	3%	7%
Europe	Reported	7%	5%	−4%	4%	1%	3%
	Local Currency	8%	5%	−3%	4%	1%	3%
Latin America	Reported	25%	2%	6%	8%	11%	9%
Asia Pacific	Reported	9%	3%	2%	4%	4%	4%
	Local Currency	8%	2%	4%	4%	5%	4%
India	Reported	2%	−4%	29%	3%	10%	7%
	Local Currency	2%	−4%	31%	3%	10%	7%
Total	Reported	13%	3%	3%	6%	4%	5%
	Local Currency	13%	3%	3%	6%	4%	5%

•	North America fine fragrances and flavors increased primarily from new product introductions of $25 million and $21 million, respectively; functional fragrances new product introductions totaled $14 million, the benefit of which was partially offset by declines in volume. Ingredient sales growth was due to a combination of both volume and price.

•	European growth was strongest in Eastern Europe, Middle East, France, Italy and Spain. Fine and functional fragrance growth resulted from new product introductions of $33 million in each category, while the decline in ingredients was volume related. Flavor growth was the result of new product introductions of $11 million, partially offset by declines in volume.

•	Latin America fine fragrance sales growth resulted from new product introductions of $14 million while functional fragrance product introductions of $9 million were partially offset by volume decreases. Ingredient sales growth resulted from new product introductions. Flavor sales were strong throughout the region, driven mainly by new product introductions of $8 million.

•	Asia Pacific fragrance sales growth resulted mainly from new product introductions of $4 million; ingredients sales growth was mainly volume related. Flavor sales growth resulted mainly from new product introductions of $6 million and volume growth.

•	India fragrance sales performance was mainly volume related in all categories. Flavor sales increased due to volume growth and new production introductions of approximately $5 million.

2005 in Comparison to 2004

In 2005, reported sales declined 2% in dollars and 3% in local currency compared to 2004. The sales performance was led by strong growth in fine fragrances driven mainly by new wins. Flavor sales comparisons in 2005 were impacted by the disposition, in the second half of 2004, of the Company’s European fruit preparations business. On an as-adjusted basis, excluding the $59 million in sales attributable to the fruit business from 2004 results, both 2005 consolidated sales and flavor sales would have increased 1% in dollars and been flat in local currency. Flavor sales, most notably in North America and Europe, were also unfavorably impacted by lower selling prices for naturals, mainly vanilla.

Regional and product category sales performance for 2005 compared to the prior year, in reported dollars and local currency, was as follows:

		2005 vs. 2004
		% Change in Sales by Region of Destination
		Fine	Functional	Ingredients	Total Fragrances	Flavors	Total
North America	Reported	4%	−8%	3%	−1%	−7%	−4%
Europe	Reported	14%	−4%	−6%	2%	−18%	−6%
	Local Currency	13%	−6%	−7%	—	−19%	−8%
Latin America	Reported	4%	7%	7%	7%	21%	10%
Asia Pacific	Reported	5%	−5%	3%	−2%	4%	2%
	Local Currency	4%	−6%	3%	−2%	3%	1%
India	Reported	11%	18%	−2%	13%	16%	14%
	Local Currency	11%	17%	−4%	12%	16%	14%
Total	Reported	9%	−2%	−2%	1%	−6%	−2%
	Local Currency	8%	−2%	−2%	1%	−7%	−3%

•	North America fine fragrance growth resulted from $14 million in new product introductions, although this growth was partially offset by erosion of existing products of $10 million. Functional fragrance sales realized new product introductions of $10 million though such growth was offset by erosion in existing products of $20 million. Flavors reported new product introductions of $21 million offset by erosion in existing products.

•	Europe fine fragrance sales in local currency increased 13%, driven primarily by new product introductions, while functional fragrances and ingredient sales declines were mainly volume related. Flavor sales declined due to the disposition of the fruit preparations business. On an as-adjusted basis, excluding sales attributable to the fruit business from 2004 results, 2005 flavor sales would have been flat in dollars and decreased 1% in local currency.

•	Latin America fragrance sales growth resulted from new product introductions of $18 million; the ingredient sales increase was volume related. Flavor sales were strong throughout the region, driven mainly by new product introductions of $9 million and volume growth.

•	Asia Pacific fine fragrance sales growth resulted mainly from new product introductions of $3 million and volume growth; variations in functional fragrance and ingredient sales were mainly volume related. Flavor sales growth resulted from new product introductions of $4 million and volume growth.

•	India sales increased in both local currency and reported dollars. In both flavors and fragrances, the sales performance reflected the benefit of new product introductions and continued strong economic conditions.

Operating Results

The relationship of cost of goods sold and other operating expenses to net sales was as follows:

	2006	2005	2004
Cost of goods sold	57.8%	58.6%	57.1%
Research and development expenses	8.9%	9.0%	8.6%
Selling, general and administrative expenses	16.8%	17.0%	16.8%

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. Research expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling, general and administrative expenses support the Company’s sales and operating levels.

Segment profit, which excludes the effect of restructuring and other charges, was $332 million in 2006, $290 million in 2005 and $342 million in 2004. The Company recorded restructuring and other charges of $3 million, $23 million, and $32 million in 2006, 2005 and 2004, respectively. Operating profit totaled $329 million, $267 million and $310 million in 2006, 2005 and 2004, respectively. See Note 13 for further details.

2006 in Comparison to 2005

Cost of goods sold, as a percentage of sales, decreased 80 basis points compared with 2005. The decline was mainly the result of the improved sales performance, leading to better absorption of manufacturing expenses, and favorable product mix. The Company also benefited from the elimination of 69 manufacturing positions, mainly in North America and Europe, which resulted in savings of $4 million. The average cost of raw materials purchased by the Company increased 2% – 3% in comparison to the prior year.

Research and Development (‘‘R&D’’) expenses were 8.9% of sales; spending in 2007 is expected to remain at approximately 9.0% of sales.

Selling, General and Administrative (‘‘SG&A’’) expenses were 16.8% of sales compared to 17.0% in 2005. The 2005 results included $8 million relating to a product contamination matter; 2006 results reflect a benefit of $3 million insurance recovery related to this contamination matter. The Company benefited from the elimination of 129 positions, mainly in North America and Europe, which resulted in savings in SG&A expense of $8 million. The 2006 results also include $31 million in incentive compensation expense driven by improved sales and operating performance; 2005 results included $5 million of such expense.

2005 in Comparison to 2004

Cost of goods sold, as a percentage of sales, increased 150 basis points compared with 2004, mainly due to higher raw material costs which the Company was unable to fully recover through increased selling prices; overall, the average cost of raw materials purchased increased 5% – 6% in comparison to the prior year. Cost of sales include $3 million attributable to a vendor-supplied raw material contamination issue, primarily testing costs and the write-off of affected materials. Cost of goods sold was also impacted by lower expense absorption attributable to the facility closure in Dijon and the cost of transfer of related production to other manufacturing locations; production at Dijon ceased in March 2005.

Research and Development (‘‘R&D’’) expenses increased to 9.0% of sales, consistent with the Company’s stated intention to expand its research initiatives.

Selling, General and Administrative (‘‘SG&A’’) expenses, as a percentage of sales, increased to 17.0% from 16.8%. In 2005, SG&A expenses include $8 million related to the cost of customer damages attributable to the raw material contamination issue. The Company continues to seek full indemnification from its supplier, the supplier’s insurers and, to the extent necessary, its own insurers, but no related insurance receivable was recorded in the 2005 results. These costs were partially offset by lower accruals under the Company’s various incentive plans; the 2005 results include $5 million of such expense compared to $23 million in 2004.

In 2005, cost of goods sold and SG&A include $2 million and $4 million, respectively, relating to the implementation of SAP; these costs relate to training and data conversion and are charged to operating expenses as incurred. Implementation of SAP was essentially complete at December 31, 2005.

Interest Expense

Interest expense totaled $26 million, $24 million and $24 million in 2006, 2005 and 2004, respectively. The average interest rate was 3.3%, 3.3% and 3.2% in 2006, 2005 and 2004, respectively. Additional details are contained in Note 9.

Other (Income) Expense, Net

Other (income) expense, net was $10 million income in 2006, $3 million income in 2005 and $5 million expense in 2004. In 2006, income resulted from gains on asset sales of $18 million, partially offset by higher exchange losses and other non-operating expenses. In 2005, income resulted primarily from exchange gains and higher levels of interest income earned on higher cash balances. Exchange (losses) or gains were ($7) million, $3 million and ($3) million in 2006, 2005 and 2004, respectively. The exchange losses in 2006 and 2004 were mainly the result of the Company having U.S. dollar positions in Europe and Latin America which resulted in exchange losses upon the weakening of the U.S. dollar in comparison to the Euro and other currencies.

Income Taxes

The effective tax rate for 2006, 2005 and 2004 was 27.7%, 21.6% and 30.2%, respectively. The effective tax rate fluctuates as a result of earnings in the countries in which the Company operates. The 2005 rate was significantly reduced due to a tax benefit associated with the American Jobs Creation Act (‘‘AJCA’’) which provided for a one-time tax deduction of 85% of dividends received on eligible repatriated foreign earnings. Tax expense in 2005 reflects a benefit of $25 million relating to the repatriation of $242 million of dividends under AJCA; excluding this benefit, the effective tax rate for 2005 would have been 31.6%.

Acquisitions and Divestitures

In 2004, the Company sold its European fruit preparations business which manufactured processed fruit and other natural product preparations used in a variety of food products. Sales of fruit preparations in 2004 were $59 million and operating profit was $6 million. Proceeds from the sale were $40 million, including assumption of certain liabilities; cash proceeds were used to reduce borrowings.

At December 31, 2006 and 2005, goodwill and other intangible assets, net of accumulated amortization, totaled $746 million and $773 million, respectively. The Company completed its annual assessments in 2006, 2005 and 2004, concluding that it has no impairment of goodwill or other intangible assets. Additional details are contained in Note 5.

Restructuring and Other Charges

With respect to the restructuring and other charges, (i) separation costs for employees relate primarily to severance, outplacement and other benefit costs; (ii) asset write-down charges relate to establishment of the new carrying value for assets held for sale or disposal; and (iii) other costs include lease termination costs and other reorganization expenses incurred to effect either employee separation or location closure.

In 2004, the Company disposed of its European fruit preparations business, closed its Canadian manufacturing facility and committed to the closure of its manufacturing facility in Dijon, France; the Dijon facility closed in 2005.

In 2005, the Company undertook to eliminate 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American regions. The majority of affected positions involved employee separation while the balance related to open positions that will not be filled. The Company anticipated recording pre-tax restructuring charges of $25 million to $30 million relating primarily to employee separation expenses; $23 million was recognized in 2005 and $3 million was recorded in 2006. This plan is essentially complete. Annualized savings from these actions are approximately $16 - $18 million.

As a result of the actions described above, restructuring charges and positions eliminated (including those not replaced in the 2005 program) by region in each of the three years in the period ended December 31, 2006 were as follows (dollars in millions):

	Positions Eliminated			Restructuring Charges
	2006	2005	2004	2006	2005	2004
North America	83	140	56	$2	$10	$8
Europe	76	261	234	(1)	10	23
Asia Pacific	29	22	11	1	1	1
Latin America	5	4	1	—	1	—
India	5	2	—	1	1	—
Total	198	429	302	$3	$23	$32

Movements in accruals in each of the three years in the period ended December 31, 2006 were (in millions):

	Employee- Related	Asset- Related and Other	Total
Balance January 1, 2004	$20	$1	$21
Additional charges	26	22	48
Cash and other costs	(17)	(9)	(26)
Balance December 31, 2004	29	14	43
Additional charges	22	1	23
Cash and other costs	(21)	(11)	(32)
Balance December 31, 2005	30	4	34
Additional charges (credits)	4	(1)	3
Cash and other costs	(21)	(1)	(22)
Balance December 31, 2006	$13	$2	$15

The 2004 asset-related charges exclude gains of $16 million arising on the sale of the fruit businesses and the Canadian facility; such gains were considered in determining Restructuring and other charges of $32 million reported. The 2006 asset-related credit resulted from a gain on disposition of the Dijon facility. The employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of affected assets.

Equity Compensation Plans

The Company has various equity plans under which the Company’s officers, senior management, directors and other key employees may be granted the opportunity to acquire the Company’s common stock or other forms of equity-based awards. The equity compensation plans are more fully described in Note 12.

Prior to 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) under which no compensation expense for stock options was recognized in net earnings, and provided the pro-forma disclosures required by Financial Accounting Standards Board (‘‘FASB’’) Statement No. 123, Share Based Compensation (‘‘FAS 123’’).

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R) Share-Based Payment (‘‘FAS 123(R)’’) which superceded FAS 123. The Company elected the modified prospective method, which requires cost measurement of stock-based awards at fair value on the grant date and recognition of expense over the expected vesting term. Under this method, 2006 expense includes the portion vesting in the year for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The Company will recognize the cost of all stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Compensation cost and the related tax benefit for unvested stock option awards issued prior to adoption of FAS 123(R) totaled $3 million and $1 million for the year ended December 31, 2006. Results for prior periods have not been restated.

Financial Condition

Cash, cash equivalents and short-term investments totaled $115 million at December 31, 2006 compared to $273 million and $33 million at December 31, 2005 and 2004, respectively. Working capital totaled $633 million at year-end 2006 compared to ($11) million and $562 million at December 31, 2005 and 2004, respectively. The 2005 working capital balance resulted from the classification of certain debt as current due to its maturity in May 2006; such debt was refinanced during 2006.

The financial condition of the Company continues to be of high quality, as evidenced by substantial cash flow from operations and ready access to capital markets at competitive rates. Operating cash flow provides the primary source of funds for operating and capital needs as well as dividends paid to shareholders, and share repurchase activities. The Company currently anticipates cash flows from operations and credit facilities in place are sufficient to fund the Company’s anticipated capital spending, dividends and other expected requirements for the next 12 – 18 months.

Operating cash flow in 2006 was $263 million compared to $177 million and $296 million in 2005 and 2004, respectively. Operating cash flow increased in 2006 as a result of improved sales and operating results; net earnings adjusted for non-cash items (primarily depreciation, amortization, and equity-based compensation) was the primary source of operating cash flows. Improvements in inventory and current payables were sufficient to offset an increase in receivables; the increases in receivables and payables supported the business growth achieved in the year.

Operating cash flow in 2005 declined compared to 2004 primarily as a result of the decline in both sales and operating results. The impact of the lower operating results was increased by unfavorable changes in both receivables and payables and a non-cash adjustment to deferred income taxes related to the AJCA tax benefit.

Net investing activities in 2006 utilized $31 million compared to $91 million and $31 million in 2005 and 2004, respectively. Investing cash outflows fluctuated, in part, due to the level of capital expenditures which totaled $58 million in 2006 compared to $93 million in 2005 and $71 million in 2004. Fluctuations in spending between years is subject to the timing and stage of completion of capital projects. Spending in 2005 was higher, primarily as a result of significant projects involving a new chemical plant in China and a creative center in India; there were no major individual projects in either 2006 or 2004. Gross additions to property, plant and equipment are expected to approximate $70 million in 2007.

In both 2006 and 2004, the Company realized significant cash proceeds from the sale of assets. The 2006 proceeds totaling $27 million, related principally to the sale of both land and buildings; to the extent such assets had been written down in connection with previous restructuring activities, any gain or loss on disposition was accounted for as part of the restructuring activities. The 2004 proceeds of $39 million resulted primarily from the disposition of the European Fruit Business. All sales were to third party investors and the Company retained no ownership interest in the disposed assets.

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected the Company’s operations, earnings or competitive position. In 2006, the Company spent $4 million on capital projects and $16 million in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, the Company is party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to the Company’s financial condition, results of operations or liquidity.

The dividend paid per share in 2006, 2005 and 2004 was $.74, $.72 and $.67, respectively. In January, April and July 2006, the Company paid a quarterly cash dividend of $.185 per share to shareholders. In October 2006, the Company announced a 14% increase in its quarterly dividend rate to $.21 per share effective with the dividend payable in January 2007. The Company paid dividends totaling $67 million, $68 million and $63 million in 2006, 2005 and 2004, respectively. The payment of dividends is determined by the Board in its discretion based on various factors, and there can be no assurance that any level of dividends will be paid.

In 2004, 2005 and 2006, the Company’s Board of Directors authorized share repurchase programs of $100 million, $200 million and $300 million, respectively. Under these programs, the Company repurchased 6.9 million, 2.6 million and 1.8 million shares in 2006, 2005 and 2004, respectively; spending on share repurchases in 2006, 2005 and 2004 totaled $271 million, $98 million and $67 million, respectively, at an average cost per share of $39.33, $38.01 and $36.89, respectively. At December 31, 2006, the Company had $206 million remaining under the October 2006 plan, representing approximately 4.2 million shares based on a stock price of $49.00 per share. Repurchased shares are available for use in connection with the Company’s employee benefit plans and for other general corporate purposes.

The cumulative translation adjustment component of Accumulated other comprehensive income (‘‘AOCI’’) was ($32) million at December 31, 2006, compared to ($47) million at December 31, 2005. The change results principally from the weakening of the U.S. dollar against the Euro, the Japanese Yen and the Australian dollar during 2006. The pension and postemployment liability adjustment component of Accumulated other comprehensive income was ($163) million at December 31, 2006; the Minimum pension liability adjustment was ($100) million at December 31, 2005; pensions are discussed in more detail in Note 14. The accumulated loss on derivatives qualifying as hedges was $2 million at December 31, 2006 compared to $3 million at December 31, 2005.

The Company maintains a level of short-term and long-term debt after evaluating a number of factors, including cash flow from operations, anticipated capital expenditures, dividends and anticipated share repurchase activities, as well as the overall cost of capital. At December 31, 2006, total debt was $807 million, compared to $951 million and $685 million at December 31, 2005 and 2004, respectively. Total debt at December 31, 2005 increased in connection with the Company’s plan to repatriate dividends under the AJCA provisions, and in anticipation of refinancing $500 million in Notes, which were scheduled to mature in May 2006; a portion of these Notes were refinanced by the issuance of $375 million of Senior Unsecured Notes in July 2006, with the remaining $125 million retired using available cash on hand. Additional details on debt are included in Note 9.

The Company supplements short-term liquidity with access to capital markets, mainly through the issuance of commercial paper, and bank credit facilities. In 2005, the Company and certain subsidiaries entered into a revolving credit agreement (the ‘‘Facility’’) with certain banks. The Facility provides for a five-year US $350 million (‘‘Tranche A’’) and Euro 400 million (‘‘Tranche B’’) multi-currency revolving credit facility. Tranche A is available for commercial paper backstop and general corporate purposes; Tranche B is available to European subsidiaries for general corporate purposes. Borrowings bear interest at an annual rate of LIBOR (London Inter Bank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European Inter Bank Offer Rate) plus a margin, currently 20 basis points, linked to the Company’s credit rating. The Company pays a commitment fee on the aggregate unused commitments and a utilization fee on amounts outstanding under the Facility; such fees are not material. As permitted by the Facility in 2006, the termination dates were extended by one year until November 23, 2011. The Company may request a second extension for one additional year. The Facility contains various affirmative and negative covenants, including requiring the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. The Company has complied with this covenant at all times.

In the event of default, the lenders may terminate the Facility and declare any principal amount then outstanding and all accrued interest, fees and other amounts immediately due and payable. Defaults under the Agreement which could result in the acceleration by the lenders of the obligations of the Company Parties include a change of control of the Company (as defined in the Facility) and certain acquisitions made in contemplation of a merger where as a direct result of the acquisition, the public debt rating of the Company quoted by Moody’s or S&P (including any change in terms of its outlook) is a lower rating than its public debt rating immediately prior to such acquisition. Additional details regarding the Facility are in Note 9.

In addition to the Facility, the Company and various subsidiaries had unused lines of credit totaling $701 million at December 31, 2006 compared to $641 million at December 31, 2005.

The Company’s Moody’s and Standard & Poor’s (‘‘S&P’’) short-term credit rating are P2 and A2, respectively; Moody’s and S&P’s long-term ratings are A3 and BBB+, respectively, with a neutral outlook.

At December 31, 2006, the Company has contractual payment obligations as specified in the following table (in millions):

	Payments Due
Contractual Obligations	Total	2007	2008-2009	2010-2011	2012 and thereafter
Borrowings(1)	$807	$16	$163	$403	$225
Interest on borrowings(1)	206	36	68	58	44
Operating leases(2)	303	23	39	32	209
Purchase commitments(3)	14	14	—	—	—
Pension funding obligations(4)	49	22	6	6	15
Post-retirement obligations(4)	48	3	8	9	28
Total	$1,427	$114	$284	$508	$521

(1)	See Note 9 for a further discussion of the Company’s various borrowing facilities.

(2)	Operating leases include facility and other lease commitments executed in the normal course of the business. Additional details concerning the United States facilities are contained in Note 8 and further details concerning worldwide aggregate operating leases are contained in Note 17.

(3)	Purchase obligations and capital project commitments not recorded on the Company’s consolidated balance sheet.

(4)	See Note 14 for a further discussion of the Company’s retirement plans. Anticipated funding obligations are based on current actuarial assumptions. Funding requirements reported in the above table do not extend beyond 2016 as the Company has not quantified any funding obligations past this point.

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

The Company operates on a global basis and is exposed to currency fluctuation related to the manufacture and sale of products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Mexico, Brazil, China, Indonesia, Australia and Japan, although all regions are subject to foreign currency fluctuations. The Company actively monitors its foreign currency exposures in all major markets in which it operates, and employs a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. The Company enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability on the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

The Company has executed a 10-year Yen – U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is $5 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of AOCI.

The Company entered into a $300 million Cross Currency Interest Rate Swap transaction to hedge a portion of its consolidated Euro net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually, ensuring that the terms of the swap match identically. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. Thus, these accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will not be recorded to earnings, but will be recorded to AOCI until the Euro net investment is divested.

Critical Accounting Policies and Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) requires estimates and assumptions that affect reported amounts and accompanying disclosures. These estimates are based on management’s best judgment of current events and actions that the Company may undertake in the future. Actual results may ultimately differ materially from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

Those material areas requiring the greatest degree of management judgment or deemed most critical to the Company’s financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations.    Intangible assets are evaluated for impairment annually. In assessing its intangible assets, management uses the most current actual and forecasted operating data available, current market based assumptions and independent valuation experts. A two step approach is employed.

The first step involves estimating the value of reporting units based on the present value of estimated future cash flows. The second step, if necessary, is to measure the value of the impairment loss, if any. Management’s most subjective assumptions relate to the estimated/projected sales and operating growth values employed in the forecast.

The analysis and evaluation of income taxes.    The Company accounts for taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (‘‘FAS 109’’). Under FAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, based on tax laws as currently enacted. The provision for income taxes is based on statutory income tax rates and planning opportunities available in the various tax jurisdictions where the Company operates. Significant judgment is required in determining income tax provisions and tax positions. The Company may be challenged upon review by the applicable taxing authority and positions taken by the Company may not be sustained. The Company regularly updates these accruals in light of changing facts and circumstances.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109 (‘‘FIN 48’’). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FAS 109. The first step is to evaluate the tax positions for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate resolution. In implementing FIN 48, the Company will need to evaluate individual tax benefits using these evaluation methods and will need to make judgments on how to disaggregate its various tax positions and then to analyze the tax positions. The Company is required to adopt FIN 48 at the beginning of 2007. The Company is currently assessing the potential impact of this interpretation, but does not believe its adoption will have a material impact on the Company’s results or financial condition.

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

The Company regularly assesses potential liabilities with respect to all legal claims based on the most recent available information, in consultation with outside counsel handling the defense of such matters, and other relevant independent experts. To the extent a liability is deemed to have been incurred and can be reasonably estimated, the Company recognizes a corresponding accrual; if the reasonably estimated liability is a range, the Company recognizes that amount considered most likely, or in the absence of such a determination, the minimum reasonably expected liability. To the extent such claims are covered by insurance, the Company separately evaluates the likelihood of recovery and accounts for any related insurance receivable. Management judgments involve a determination as to whether a liability has been incurred, the reasonably estimated amount of that liability, and any potential insurance recovery.

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

Determination of the various assumptions employed in the valuation of pension and retiree health care expense and associated obligations.    Amounts recognized in the Consolidated Financial Statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was: 10 – 20% in cash and fixed income investments expected to yield 1.0%; 10 – 20% employed in corporate and government bonds expected to yield 2.1%; and 65 – 75% in equity investments with a long-term expected yield of 8.5 – 9.3%. The inflation rate assumed in the model was 2.5%. The plan has achieved a compound annual rate of return of 9.6% over the previous 20 years. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. The discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

With respect to the non-U.S. plans, the expected return on plan assets was determined based on an asset allocation model for each plan using an allocation designed to meet the needs of the plan or, in certain cases, specific government requirements, rates of return by asset class and an anticipated inflation rate. The discount rate used for determining future pension obligations for each plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency with durations comparable to that of the plan liabilities and other criteria appropriate for the local market. The rate of compensation increase is based on plan experience and expected increases.

Management establishes the assumptions concerning discount rates and actuarial assumptions based on current market conditions, including asset returns and other factors applicable under the circumstances. Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact a .25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on the Company’s pension and other post-employment benefit expense, as applicable, is discussed in Note 14.

The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time.    The Company maintains between 40% and 55% of its inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Company policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.

Determination of various assumptions employed in the calculation of Equity Compensation expense.    Amounts recognized in the Consolidated Financial Statements related to equity compensation are determined based on the number of awards and type of award as well as specific assumptions regarding expected life, stock price volatility, risk free interest rate and the dividend yield. These assumptions are employed in the Binomial lattice-pricing model used to value certain awards.

The Company changed its valuation model used for estimating the fair value of options/SSAR’s granted on January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. The Binomial model can accommodate a broader array of inputs, such as stock price volatility and interest rates. The Black-Scholes model does not allow for incorporation of changes in such variables. The Company utilizes historical information to estimate expected term and forfeitures within the valuation model. The expected term of an option is based on historical exercise behavior, vesting terms and a contractual life of primarily ten years for options and seven years for SSAR’s. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of the Company’s common stock over the calculated expected term. The Company anticipates paying cash dividends in the future and therefore uses an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation. These assumptions are evaluated at each grant date. If factors change and the Company employs different assumptions for estimating share-based compensation expense in future periods or if the Company decides to use a different valuation model, the future periods may differ significantly from what the Company has recorded in the current period and could materially affect operating income, net income and net income per share.

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

New Accounting Standards

In December 2004, the FASB issued FAS 123(R), which is effective for the first reporting period beginning after December 15, 2005. FAS 123(R) supersedes APB 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under FAS 123(R), the Company must determine the fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company is employing the Binomial lattice-pricing model, and recognizes the cost of all employee stock options on a straight-line basis over their respective vesting periods, net of estimated forfeitures. The Company adopted the new standard in 2006; adoption reduced 2006 annual earnings by $2 million based on unvested options outstanding. This impact does not contemplate awards issued, cancelled or forfeited in 2006 or the tax impact related to the initial adoption of this standard. Further details are included in Note 12.

In June 2006, the FASB issued FIN 48 which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effect of a tax position is initially recognized when it is more likely than not the position will be sustained upon examination. A tax position that meets the ‘‘more likely than not’’ recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority. FIN 48 is effective for years beginning after December 15, 2006. The Company is currently assessing the potential impact of this interpretation but does not believe its adoption will have a material impact on the Company’s results or financial condition.

In September 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (‘‘FAS 154’’). This Statement replaces Accounting Principles Board No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for years beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘FAS 157’’). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for years beginning after December 15, 2007. The Company is currently evaluating the potential impact of this standard.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (‘‘FAS 158’’). This Statement requires an employer to recognize the over- or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through AOCI. FAS 158 also requires an employer to measure the funded status of a plan at its year-end. FAS 158 is effective for years ending after December 15, 2006 and the Company has implemented this standard using the prospective application approach. Further details are included in Note 14.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB 108’’) effective at the end of the Company’s 2006 operating year. The adoption of SAB 108 had no impact on its Consolidated Financial Statements.

Non-GAAP Financial Measures

To supplement the Company’s financial results presented in accordance with GAAP, the Company uses, and has included in this report, certain non-GAAP financial measures. These non-GAAP financial measures should not be considered in isolation or as a substitute for or superior to financial measures calculated in accordance with GAAP. These non-GAAP financial measures as disclosed by the Company may also be calculated differently from similar measures disclosed by other companies. To ease the use and understanding of such supplemental non-GAAP financial measures, the Company includes the most directly comparable GAAP financial measure and the reconciliation amount.

The Company uses a non-GAAP financial measure which excludes the results of its European fruit business disposed of in 2005 for preparing financial targets, internal budgets and operating plans, evaluating actual performance against targets and budget, assessing historical performance over reporting periods, and assessing operating performance against other companies. A material limitation is that 2005 results under GAAP in fact reflect the fruit business results. Management compensates for such limitation by clarifying that this measure is only one operating metric used for internal financial analysis and planning purposes and should not be considered in isolation, and by providing the corresponding GAAP financial measure.

The Company uses the non-GAAP financial measure which excludes the effect of the AJCA in evaluating actual performance. Management believes that given the unique nature of this item, including this information, without the impact of repatriation, in the prior year period is more representative of the Company’s performance and may assist investors in evaluating the Company’s period to period financial results and tax rate in a manner consistent with how management evaluates this.

The Company also discloses, and management internally monitors, the sales performance of international operations on a basis that eliminates the positive or negative effects that result from translating foreign currency sales into U.S. dollars. Management uses this constant dollar measure because it believes that it enhances the assessment of the sales performance of its international operations and the comparability between reporting periods.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are ‘‘forward-looking statements’’ within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements which may be identified by such words as ‘‘expect,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘outlook,’’ ‘‘may,’’ and similar terms or variations thereof. Such forward-looking statements, involve significant risks and uncertainties. Actual results may differ materially from any future results or conditions expressed or implied by such forward-looking statements. Actual results may differ materially from management’s expectations. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including economic, population health and political uncertainties; weather; geopolitical and region specific uncertainties; interest rates; the price quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets and the success of the Company’s hedging and risk management strategies; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments; and the fact that the outcome of litigation is highly uncertain and unpredictable and there can be no assurance that the triers of fact or law, at either the trial level or at any appellate level, will accept the factual assertions, factual defenses or legal positions of the Company or its factual or expert witnesses in any such litigation or other proceedings. The Company intends its forward-looking statements to speak only as of the time of this report and does not undertake to update or revise any such statements as more information becomes available or to reflect changes in expectations, assumptions or results.

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

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from forecasted purchase commitments. The Company enters into these hedge contracts generally for periods ranging from one to three months. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company has executed a 10-year Yen – U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is $5 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of AOCI.

In 2002, the Company entered into certain interest rate swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. The net gains have been deferred, are classified as a separate component of debt and are being amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2006.

In January 2006, the Company entered into a $300 million Cross Currency Interest Rate Swap transaction to hedge a portion of its consolidated Euro net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually, ensuring that the terms of the swap match identically. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will not be recorded to earnings, but will be recorded to AOCI until the Euro net investment is divested.

The Company uses foreign currency-rate and interest rate-sensitive instruments to hedge a certain portion of its existing and forecasted transactions. The Company expects that any change in value for the hedging instrument would be offset by a change in value related to the underlying transaction.

The Company’s hedges of its foreign currency exposure are not designed to and therefore cannot entirely eliminate the effect of changes in foreign exchange rates on the Company’s consolidated financial position, results of operations and cash flows. The Company’s foreign currency swaps were analyzed at year-end to determine their sensitivity to exchange rate changes. Based on the outstanding balance of the Company’s net investment hedge at December 31, 2006, a hypothetical 10% change (either an increase or a decrease) in rates denominating this hedge, would not represent a material potential change in earnings. Based on the outstanding balance of the other financial instruments at December 31, 2006, a hypothetical 10% change (either an increase or a decrease) in FX rates prevailing at that date, sustained for up to a year, would not represent a material potential change in fair value, earnings or cash flows.

At December 31, 2006, the Company had $807 million of debt outstanding including $375 million of Senior Notes, $304 million in bank and other borrowings and $128 million in long-term Japanese Yen denominated debt. Borrowings and interest rate swaps were analyzed at year-end to determine their sensitivity to interest rate changes. Based on the outstanding balance of all these financial instruments at December 31, 2006, a hypothetical 10% change (either an increase or a decrease) in interest rates prevailing at that date, sustained for one year, would not represent a material potential change in fair value, earnings or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements on page 39. See Item 6 for supplemental quarterly data on page 16.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting.

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control – Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report which is included herein.

Certifications to NYSE and SEC.

The Company’s Chief Executive Officer certification was timely filed with the NYSE as required by NYSE Rule 303A(12). The Company’s Chief Executive Officer and Chief Financial Officer have each filed with the Securities and Exchange Commission the required certifications regarding the quality of the Company’s public disclosures.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

The information relating to directors and nominees of the Company is set forth under the caption ‘‘Election of Directors’’ in the Company’s 2007 Proxy Statement and is incorporated by reference herein. The information under the caption ‘‘Section 16(a) Beneficial Ownership Reporting Compliance’’ that appears in the Company’s 2007 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.

The Company has adopted a Code of Business Conduct and Ethics (the ‘‘Code of Ethics’’) that applies to the Company’s chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available at the Investor Relations section on the Company’s website www.iff.com. A waiver from any provision of the Code of Ethics in favor of a director or Executive Officer may only be granted by the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to, and any waivers from, the Code of Ethics provided to the Company’s chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, on the Company’s Internet website: www.iff.com.

The information regarding the Company’s Audit Committee and its designated audit committee financial expert is set forth under the captions ‘‘Board and Committee Memberships’’ and ‘‘Audit Committee’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under ‘‘Director Candidates’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

The information relating to executive compensation is set forth under the captions ‘‘Executive Compensation’’ and ‘‘Directors’ Compensation’’, in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption ‘‘Compensation Committee Report’’ shall be deemed ‘‘furnished’’ with this report and shall not be deemed ‘‘filed’’ with this report, or incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption ‘‘Beneficial Ownership Table’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein. The information relating to the Company’s equity plans is set forth under the caption ‘‘Equity Compensation Plans’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding certain relationships and related party transactions is set forth under the caption ‘‘Independence of Directors and Committee Members and Related Person Matters’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The information regarding the independent registered public accounting firm (‘‘independent accountant’’) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth under the captions ‘‘Principal Accountant Fees and Services’’ and ‘‘Audit Committee Pre-Approval Policies and Procedures’’ in the Company’s 2007 Proxy Statement and such information is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS.    The following consolidated financial statements, related notes and independent registered public accounting firm’s report are included in this report on Form 10-K:

Report of Independent Registered Public Accounting Firm	40 - 41
Consolidated Statement of Income for the three years ended December 31, 2006	42
Consolidated Balance Sheet as of December 31, 2006 and 2005	43
Consolidated Statement of Cash Flows for the three years ended December 31, 2006	44
Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2006	45
Notes to Consolidated Financial Statements	46 - 67

(a)(2) FINANCIAL STATEMENT SCHEDULE.    The following schedule is included in Part IV of this Annual Report on Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2006	S-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

We have completed integrated audits of International Flavors & Fragrances Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth within when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 22, 2007

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2006	2005	2004
Net sales	$2,095,390	$1,993,393	$2,033,653
Cost of goods sold	1,211,259	1,168,992	1,160,235
Research and development expenses	185,692	179,812	175,173
Selling and administrative expenses	351,923	339,323	341,306
Amortization of intangibles	14,843	15,071	14,830
Restructuring and other charges, net	2,680	23,319	31,830
Interest expense	25,549	23,956	24,002
Other (income) expense, net	(9,838)	(3,268)	5,275
	1,782,108	1,747,205	1,752,651
Income before taxes on income	313,282	246,188	281,002
Taxes on income	86,782	53,122	84,931
Net income	226,500	193,066	196,071
Other comprehensive income:
Foreign currency translation adjustments	15,515	(55,596)	53,415
Accumulated losses (gains) on derivatives qualifying as hedges (net of tax)	141	3,088	(2,016)
Minimum pension liability adjustment (net of tax)	92,831	10,325	(27,890)
Comprehensive income	$334,987	$150,883	$219,580
Net income per share – basic	$2.50	$2.06	$2.08
Net income per share – diluted	$2.48	$2.04	$2.05

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$114,508	$272,545
Short-term investments	604	352
Receivables:
Trade	369,870	319,644
Allowance for doubtful accounts	(12,715)	(14,821)
Other	48,147	63,696
Inventories	446,606	430,794
Deferred income taxes	89,448	75,366
Prepaid expenses	23,335	43,698
Total Current Assets	1,079,803	1,191,274
Property, Plant and Equipment, net	495,124	499,145
Goodwill	665,582	665,582
Other Intangible Assets, net	80,134	107,069
Other Assets	158,261	175,126
Total Assets	$2,478,904	$2,638,196

	December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$15,897	$819,392
Accounts payable	111,661	98,588
Accrued payrolls and bonuses	71,976	23,260
Dividends payable	18,764	17,189
Income taxes	45,251	41,089
Restructuring and other charges	15,288	30,099
Other current liabilities	167,934	173,079
Total Current Liabilities	446,771	1,202,696
Other Liabilities:
Long-term debt	791,443	131,281
Deferred gains	64,686	67,713
Retirement liabilities	170,719	207,452
Other liabilities	100,117	113,707
Total Other Liabilities	1,126,965	520,153
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock 12½¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	96,635	71,894
Retained earnings	1,909,599	1,752,055
Accumulated other comprehensive income:
Cumulative translation adjustment	(31,854)	(47,369)
Accumulated losses on derivatives qualifying as hedges (net of tax)	(2,465)	(2,606)
Pension and postemployment liability adjustment (net of tax)	(162,553)	—
Minimum pension liability adjustment (net of tax)	—	(100,380)
	1,823,832	1,688,064
Treasury stock, at cost – 26,344,638 shares in 2006 and 23,047,349 shares in 2005	(918,664)	(772,717)
Total Shareholders’ Equity	905,168	915,347
Total Liabilities and Shareholders’ Equity	$2,478,904	$2,638,196

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2006	2005	2004
Cash flows from operating activities:
Net income	$226,500	$193,066	$196,071
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	89,733	91,928	90,996
Deferred income taxes	(12,423)	(32,882)	(6,464)
Gain on disposal of assets	(22,836)	(2,108)	(19,774)
Equity based compensation	18,185	7,350	8,085
Changes in assets and liabilities:
Current receivables	(27,153)	(1,897)	(2,203)
Inventories	9,492	(117)	363
Current payables	38,087	(6,369)	31,259
Other assets	(39,114)	(46,225)	18,232
Other liabilities	(17,570)	(25,586)	(20,718)
Net cash provided by operations	262,901	177,160	295,847
Cash flows from investing activities:
Net change in short-term investments	(240)	35	132
Additions to property, plant and equipment	(58,282)	(93,433)	(70,607)
Proceeds from disposal of assets	27,235	2,787	38,997
Net cash used in investing activities	(31,287)	(90,611)	(31,478)
Cash flows from financing activities:
Cash dividends paid to shareholders	(67,381)	(67,779)	(63,214)
Net change in bank borrowings and overdrafts	(48,714)	312,094	(28,447)
Net change in commercial paper outstanding	—	—	(162,933)
Proceeds from long-term debt	375,000	—	—
Repayments of long-term debt	(499,300)	(11,653)	(759)
Proceeds from issuance of stock under stock plans	110,867	23,015	76,452
Excess tax benefits on stock options exercised	4,653	—	—
Purchase of treasury stock	(270,998)	(98,319)	(66,469)
Net cash (used in) provided by financing activities	(395,873)	157,358	(245,370)
Effect of exchange rate changes on cash and cash equivalents	6,222	(3,958)	1,516
Net change in cash and cash equivalents	(158,037)	239,949	20,515
Cash and cash equivalents at beginning of year	272,545	32,596	12,081
Cash and cash equivalents at end of year	$114,508	$272,545	$32,596
Non-Cash investing activity:
Asset write-down charges associated with the Company’s restructuring activities	$—	$—	$6,814
Interest paid	$31,701	$37,012	$36,663
Taxes paid	$79,442	$66,668	$75,392

See Notes to Consolidated Financial Statements

International Flavors & Fragrances Inc.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Restricted stock	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock
						Shares	Cost
Balance at January 1, 2004	$14,470	$95,138	$(3,952)	$1,496,104	$(131,681)	(22,032,132)	$(727,448)
Net Income				196,071
Cumulative translation adjustment					53,415
Accumulated gains on derivatives qualifying as hedges; net of tax: $89					(2,016)
Minimum pension liability adjustment; net of tax: $11,297					(27,890)
Cash dividends declared				(64,789)
Stock options		(15,640)				2,745,039	92,092
Reacquired shares						(1,801,900)	(66,469)
Repayment of loan			387
Amortization			2,695
Balance at Dec. 31, 2004	14,470	79,498	(870)	1,627,386	(108,172)	(21,088,993)	(701,825)
Net Income				193,066
Cumulative translation adjustment					(55,596)
Accumulated losses on derivatives qualifying as hedges; net of tax: $674					3,088
Minimum pension liability adjustment; net of tax: ($2,262)					10,325
Cash dividends declared				(68,397)
Stock options		(7,604)				828,644	34,094
Reacquired shares						(2,587,000)	(98,319)
Restricted stock award						(200,000)	(6,667)
Amortization			870
Balance at Dec. 31, 2005	14,470	71,894	—	1,752,055	(150,355)	(23,047,349)	(772,717)
Net Income				226,500
Cumulative translation adjustment					15,515
Accumulated losses on derivatives qualifying as hedges; net of tax: $0					141
Minimum pension liability adjustment; net of tax: $42,469					92,831
Adoption of FAS 158 Minimum pension liability adjustment; net of tax: $4,276					7,549
Pension and postemployment liability adjustment; net of tax: ($76,742)					(162,553)
Cash dividends declared				(68,956)
Stock options		598				3,346,326	116,050
Reacquired shares						(6,891,152)	(270,998)
Vested restricted stock units						29,632	1,597
Restricted stock award		24,143				217,905	7,404
Balance at Dec. 31, 2006	$14,470	$96,635	$ —	$1,909,599	$(196,872)	(26,344,638)	$(918,664)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation    The Consolidated Financial Statements include the accounts of the Company and all subsidiaries. All intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly-owned, any minority interest is included in Other liabilities; applicable (income) expense attributable to the minority interest is included in Other (income) expense, net.

Use of Estimates    Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates.

Revenue Recognition    Revenue is recognized when the earnings process is complete, generally when (i) products are shipped to the customer in accordance with the terms of sale, (ii) title and risk of loss have been transferred and (iii) collectibility is reasonably assured. Accruals are made for sales returns and other allowances based on historical experience.

Foreign Currency Translation    The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders’ Equity.

Research and Development    All research and development costs are expensed as incurred.

Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market.

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

Goodwill and Other Intangible Assets    Identifiable intangible assets include patents, trademarks and other intellectual property valued at acquisition primarily through independent appraisals, and are amortized on a straight-line basis over 7 to 20 years. For purposes of assessing impairment, fair values for goodwill and indefinite-lived intangibles are determined based on discounted cash flows, market multiples or appraised values, as appropriate.

Income Taxes    Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from distributions by subsidiary companies to the parent are provided to the extent anticipated. No provision is made for additional taxes on undistributed earnings that are intended to be indefinitely invested in such subsidiaries. No income tax benefit is attributed to the currency translation component of Accumulated other comprehensive income (‘‘AOCI’’).

Retirement Benefits    Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from plan improvements are amortized over periods ranging from 10 to 20 years.

Financial Instruments    The Company enters into derivative instruments with terms that match the underlying exposure being hedged. Derivative instruments that qualify for hedge accounting treatment are designated as cash flow hedges and are considered highly effective. The net gain or loss from hedge ineffectiveness is not material. The changes in value of the derivative are recorded in Accumulated other comprehensive income and recognized in earnings when the offsetting effect of the hedged item is recognized in earnings. Derivative financial instruments are also used to manage interest and foreign currency exposures. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Current Assets or Current Liabilities, as applicable.

Risks and Uncertainties    The diversity of the Company’s products, customers and geographic operations significantly reduces the risk that a severe impact will occur in the near term as a result of changes in its customer base, competition, sources of supply or markets.

Software Costs    Direct internal and external development costs associated with internal-use software are capitalized. All preliminary evaluation and post-implementation costs are expensed.

Shipping and Handling Costs    Net sales include shipping and handling charges billed to customers. Cost of goods sold includes all shipping and handling costs.

Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2006	2005	2004
Basic	90,443	93,584	94,143
Dilution under stock plans	926	1,242	1,275
Diluted	91,369	94,826	95,418

Net income used in the computation is unaffected by the assumed issuance of stock under the Company’s stock plans.

Options to purchase 309,000, 1,905,000, and 561,000 shares were outstanding at December 31, 2006, 2005, and 2004, respectively, but were excluded from the computation of diluted net income per share because the effect was anti-dilutive.

Stock Plans    The Company has stock-based compensation plans which are more fully described in Note 12. Prior to 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (‘‘APB 25’’) under which no compensation expense for employee stock options was recognized, as all options granted had an exercise price not less than the market value of the common stock on the date of the grant.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), Share-Based Payment (‘‘FAS 123(R)’’) using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of expense over the expected vesting term, net of expected forfeitures. Under this method, 2006 expense includes the portion vesting in the year for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The cost of employee stock options is recognized on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Results for prior periods have not been restated.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FAS 123, for the years ended December 31, 2005 and 2004.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	2005	2004
Net income, as reported	$193,066	$196,071
Deduct:
Total stock-based employee compensation expense determined under fair value method for all stock option awards, net of related tax effects	6,698	13,954
Pro-forma net income	$186,368	$182,117
Net income per share:
Basic – as reported	$2.06	$2.08
Basic – pro-forma	$1.99	$1.93
Diluted – as reported	$2.04	$2.05
Diluted – pro-forma	$1.97	$1.91

These pro-forma amounts may not be representative of future results because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

New Accounting Standards

In June 2006, the FASB issued FIN 48 which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effect of a tax position is initially recognized when it is more likely than not the position will be sustained upon examination. A tax position that meets the ‘‘more likely than not’’ recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority. FIN 48 is effective for years beginning after December 15, 2006. The Company is currently assessing the potential impact of this interpretation but does not believe its adoption will have a material impact on the Company’s results or financial condition.

In September 2006, the FASB issued FAS 154. This Statement replaces Accounting Principles Board No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for years beginning after December 15, 2006.

In September 2006, the FASB issued FAS 157. This Statement defines and establishes a framework for measuring fair value, and expands disclosures regarding fair value measurements. FAS 157 is effective for years beginning after December 15, 2007. The Company is currently evaluating the potential impact of this standard.

In September 2006, the FASB issued FAS 158. This Statement requires an employer to recognize the over- or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through AOCI. FAS 158 also requires an employer to measure the funded status of a plan at its year-end. FAS 158 is effective for years ending after December 15, 2006 and the Company has implemented this standard using the prospective application approach. Further details are included in Note 14.

In September 2006, the SEC issued SAB 108 effective at the end of the Company’s 2006 operating year. The adoption of SAB 108 had no impact on the Company’s Consolidated Financial Statements.

Reclassifications    Certain reclassifications have been made to the prior years’ financial statements to conform to the 2006 presentation.

NOTE 2.	RESTRUCTURING AND OTHER CHARGES

With respect to restructuring and other charges, (i) separation costs for the employees relate primarily to severance, outplacement and other benefit costs; (ii) asset write-down charges relate to establishment of the new carrying value for assets held for sale or disposal; and (iii) other costs include lease termination costs and other reorganization expenses incurred to effect either employee separation or location closure.

In 2004, the Company disposed of its European fruit preparations business, closed its Canadian manufacturing facility and committed to the closure of its manufacturing facility in Dijon, France; the Dijon facility closed in 2005. As a result, the Company recognized pre-tax charges of $32 million in 2004, of which $26 million related to employee terminations and $6 million to location closures and asset write-downs, and other related reorganization actions.

In 2005, the Company undertook to eliminate 300 positions in manufacturing, selling, research and administration functions, principally in its European and North American operating regions. The majority of affected positions involved employee separation while the balance related to open positions that will not be filled. In connection with this plan, the Company recognized $23 million in 2005 and $3 million in 2006; this plan is essentially complete. Movements in related accruals were:

(DOLLARS IN THOUSANDS)	Employee-Related	Asset-Related and Other	Total
Balance January 1, 2004	$19,609	$1,519	$21,128
Additional charges	25,828	22,331	48,159
Cash and other costs	(17,219)	(8,942)	(26,161)
Balance December 31, 2004	28,218	14,908	43,126
Additional charges	21,979	1,340	23,319
Cash and other costs	(20,681)	(11,315)	(31,996)
Balance December 31, 2005	29,516	4,933	34,449
Additional charges (credits)	3,840	(1,160)	2,680
Cash and other costs	(20,495)	(1,346)	(21,841)
Balance December 31, 2006	$12,861	$2,427	$15,288

The 2004 asset-related charges exclude gains of $16 million arising on the sale of the fruit business and Canadian facility; such gains were considered in determining Restructuring and other charges of $32 million reported in 2004. The 2006 asset-related credit resulted from a gain realized on disposition of the Dijon facility. The employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; asset-related charges will be utilized in 2007 on final decommissioning and disposal of affected assets.

NOTE 3.	INVENTORIES

	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Raw materials	$213,675	$197,268
Work in process	12,686	11,866
Finished goods	220,245	221,660
Total	$446,606	$430,794

NOTE 4.	PROPERTY, PLANT AND EQUIPMENT, NET

	Cost
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Land	$24,859	$30,220
Buildings and improvements	225,231	226,202
Machinery and equipment	556,427	494,506
Information technology	203,890	195,367
Construction in progress	64,365	79,412
Total	$1,074,772	$1,025,707

	Accumulated Depreciation
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Buildings and improvements	$92,525	$97,237
Machinery and equipment	341,838	304,981
Information technology	145,285	124,344
Total	$579,648	$526,562

	Net
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Land	$24,859	$30,220
Buildings and improvements	132,706	128,965
Machinery and equipment	214,589	189,525
Information technology	58,605	71,023
Construction in progress	64,365	79,412
Total	$495,124	$499,145

NOTE 5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by operating segment for 2006 and 2005 is as follows:

(DOLLARS IN THOUSANDS)	Amount
North America	$218,575
Europe	258,607
India	29,209
Latin America	49,046
Asia Pacific	110,145
Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Gross carrying value	$165,406	$177,498
Accumulated amortization	85,272	70,429
Total	$80,134	$107,069

Amortization expense for 2006 was $15 million; estimated annual amortization is $13 million in 2007, $6 million in 2008 to 2011, and $43 million thereafter. In 2006, 2005 and 2004, the Company performed its impairment assessments and concluded there was no impairment. In 2006, Other intangible assets were reduced by $12 million in connection with the adoption of FAS 158; see Note 14 for further discussion.

NOTE 6.	OTHER ASSETS

Other Assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Pension assets	$33,886	$65,190
Litigation settlement insurance receivables	1,008	30,808
Deferred tax asset – noncurrent	82,385	53,221
Other	40,982	25,907
Total	$158,261	$175,126

NOTE 7.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2006	2005
Commissions and professional fees payable	$8,567	$11,624
Rebates and incentives	11,989	11,022
Current pension and other retiree accruals	12,576	18,739
Litigation settlement insurance accruals	18,500	42,285
Workers compensation	10,070	8,175
Interest payable	11,069	7,716
Other	95,163	73,518
Total	$167,934	$173,079

NOTE 8.	SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate in years prior to 2004, the Company entered into long-term operating leases covering the facilities disposed of. The leases are classified as operating leases in accordance with FAS 13, ‘‘Accounting for Leases’’, and the gains realized have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $68 million and $71 million at December 31, 2006 and 2005, respectively, of which $65 million and $68 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 9.	BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2006	2005
Bank borrowings and overdrafts			$15,897	$314,622
Current portion of long-term debt	6.45%	2006	—	499,208
Current portion of deferred realized gains
on interest rate swaps			—	5,562
Total current debt			15,897	819,392
Senior Notes	5.94%	2009-16	375,000	—
Bank borrowings	3.87%	Various	287,904	—
Japanese Yen notes	2.45%	2008-11	127,684	128,945
Other		2011	38	40
Deferred realized gains on interest rate swaps			817	2,296
Total long-term debt			791,443	131,281
Total debt			$807,340	$950,673

Commercial paper generally has terms of 30 days or less; there was no outstanding commercial paper at December 31, 2006 or 2005.

In 2005, the Company and certain of its subsidiaries entered into a revolving credit agreement (the ‘‘Facility’’) with certain banks. The Facility provides a five-year US $350 million (‘‘Tranche A’’) and a Euro 400 million (‘‘Tranche B’’) multi-currency revolving credit facility. Tranche A is available for commercial paper backstop and general corporate purposes; Tranche B is available to European subsidiaries for general corporate purposes. Borrowings bear interest at an annual rate of LIBOR (London Inter Bank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European Inter Bank Offer Rate) plus a margin, currently 20 basis points, linked to the credit rating of the Company. The Company pays a commitment fee on the aggregate unused commitments and a utilization fee on amounts outstanding under the Facility; such fees are not material. As permitted by the Facility, in 2006, the termination dates were extended by one year until November 23, 2011. The Company may request a second extension for one additional year. The Facility contains various affirmative and negative covenants, including requiring the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. The Company has complied with this covenant at all times. The Company’s multi-year revolving credit facility enables it to classify the debt as long-term. At December 31, 2006 approximately $288 million of bank borrowings on the Euro revolver was classified as long-term debt as the Company expects it to remain outstanding for the next twelve months.

Short-term bank loans primarily in the form of overdrafts, in addition to the Facility, were outstanding in several countries and averaged $16 million in 2006, compared with $33 million in 2005. The highest levels were $31 million in 2006, $315 million in 2005, and $34 million in 2004, respectively. The 2006 weighted average interest rate of these bank loans, based on balances outstanding at the end of each month, was 3.9% and the average rate on loans outstanding at December 31, 2006 was 4.7%.

These rates compare with 3.4% and 2.8%, respectively, in 2005 and 3.2% and 4.7%, respectively, in 2004. At December 31, 2006 and 2005, the Company and its subsidiaries had unused lines of credit totaling $701 million and $641 million, respectively, in addition to the Facility.

The 6.45% Notes included as current debt at December 31, 2005 matured on May 15, 2006. On July 12, 2006, the Company issued $375 million of Senior Unsecured Notes (‘‘Senior Notes’’): (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013 and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016.

Maturities on debt outstanding at December 31, 2006 are: 2007, $16 million; 2008, $112 million; 2009, $50 million, and 2010 and thereafter, $629 million. The estimated fair value of long-term debt at December 31, 2006 and 2005, based on interest rates currently available with similar terms and maturities, approximated the recorded value.

The Company had an interest rate swap that has been monetized and will be amortized over the life of the debt and is reported as Deferred realized gains on interest rate swaps.

NOTE 10.	INCOME TAXES

Earnings before income taxes consisted of the following:

(DOLLARS IN THOUSANDS)	2006	2005	2004
U.S. loss before taxes	$(31,309)	$(52,471)	$(42,388)
Foreign income before taxes	344,591	298,659	323,390
Total income before taxes	$313,282	$246,188	$281,002

The income tax provision consisted of the following:

(DOLLARS IN THOUSANDS)	2006	2005	2004
Current
Federal	$2,869	$5,642	$6,033
State and local	4,240	(1,612)	(1,288)
Foreign	92,096	81,974	86,650
	99,205	86,004	91,395
Deferred
Federal	(10,080)	(25,618)	(1,568)
State and local	(747)	778	293
Foreign	(1,596)	(8,042)	(5,189)
	(12,423)	(32,882)	(6,464)
Total income taxes	$86,782	$53,122	$84,931

A reconciliation between the U.S. Federal statutory income tax rate to the effective tax rate follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(8.4)	(2.8)	(2.6)
State and local taxes	1.1	(0.2)	(0.2)
AJCA benefit	—	(10.0)	—
Other, net	—	(0.4)	(2.0)
Effective tax rate	27.7%	21.6%	30.2%

The Company’s 2006 effective tax rate reflects the tax benefits from having significant operations outside the U.S. that are taxed at lower rates than the U.S. rate of 35 percent. The 2006 effective tax rate was favorably impacted by the reversal of a previously established tax accrual of $4 million that was no longer required based on rulings obtained from applicable jurisdictions.

The components of the deferred tax assets and liabilities included on the balance sheet are as follows:

(DOLLARS IN THOUSANDS)	2006	2005
ASSETS
Inventory	$10,200	$6,000
Employee and retiree benefits	101,900	79,700
Credit and net operating loss carryforwards	36,200	17,400
Property, plant and equipment	25,000	18,500
Other, net	26,400	43,100
Gross deferred tax assets	199,700	164,700
Valuation allowance	(9,000)	(8,000)
Total deferred tax assets	190,700	156,700
LIABILITIES
Trademarks and other	(18,900)	(28,100)
Total net deferred tax assets	$171,800	$128,600

Net operating loss (‘‘NOL’’) carryforwards were $12 million and $7 million at December 31, 2006 and 2005, respectively. If unused, $2 million will expire between 2007 and 2026; the remaining $10 million may be carried forward indefinitely. Tax credits were $24 million and $10 million at December 31, 2006 and December 31, 2005, respectively. If unused, $23 million will expire between 2007 and 2026; the remaining $1 million may be carried forward indefinitely.

Of the $36 million deferred tax asset for credit and net operating loss carryforwards at December 31, 2006, the Company considers it unlikely that a portion of the tax benefit related to various non-U.S. and state deferred taxes will be realized; a $1 million and $8 million valuation allowance has been established against these respective deferred tax assets.

Tax benefits relating to stock options exercised credited to Shareholders’ equity totaled $11 million and $3 million for 2006 and 2005, respectively.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $359 million of undistributed earnings of foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

The Company has tax audits in process in various tax jurisdictions, and has open tax years with various significant taxing jurisdictions that range primarily from 2001 to 2006. Based on currently available information, the Company does not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 11.	SHAREHOLDERS’ EQUITY

On March 9, 2000, the Company adopted a shareholder protection rights agreement (the ‘‘Rights Agreement’’) and declared a dividend of one right on each share of common stock outstanding on March 24, 2000 or issued thereafter.

Under the Rights Agreement, as amended, until a person or group acquires 15% or more of the Company’s common stock or commences a tender offer that would result in such person’s or group’s owning 15% or more, the rights are evidenced by the common stock certificates, automatically trade with the common stock and are not exercisable.

Thereafter, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each right entitles its holder to purchase a certain number of shares for a specified exercise price. Also, under certain circumstances, the Company’s Board of Directors has the option to redeem or exchange one share of common stock for each right. Finally, in the event a new Board of Directors is elected in a successful proxy contest, (i) the rights may not be redeemed and no business combination with the Company can be effected for 180 days thereafter unless certain procedures are followed to ensure (A) that steps are taken to maximize shareholder value, or (B) that any decision to redeem the rights, if challenged, would meet an ‘‘entire fairness’’ test; and (ii) the Rights Agreement may not be amended during such 180-day period. To establish ‘‘entire fairness’’ in connection with a redemption, the new Board must be able to demonstrate that all aspects of the redemption decision were fair, including the redemption procedure and the financial terms of the redemption. The Rights Agreement expires in March 2010.

Dividends paid per share were $0.74, $0.72 and $0.67 in 2006, 2005 and 2004, respectively.

The AOCI balance includes Cumulative translation adjustments of ($32) million and ($47) million, Accumulated losses on derivatives qualifying as hedges of $2 million and $3 million, and Minimum pension liability of $0 and ($100) million, at December 31, 2006 and 2005, respectively. In 2006, the Company adopted FAS 158 under which the Company recorded an aggregate Pension and Postemployment liability of ($163) million and the minimum pension liability was eliminated. See Note 14 for further discussion.

NOTE 12.	EQUITY COMPENSATION PLANS

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted options to purchase the Company’s common stock or other forms of equity-based awards. Under the Company’s 2000 Stock Award and Incentive Plan (‘‘2000 SAIP’’), the issuance of 9 million shares was authorized by the Board of Directors; 2 million shares available under a previous plan were incorporated into the 2000 SAIP, resulting in a total of 11 million shares being available.

Prior to 2004, stock options were the primary form of equity compensation. Beginning in 2004, the Company granted Restricted Stock Units (‘‘RSU’s’’) to eligible employees. RSU’s generally vest 100% at the end of three years with no performance criteria; RSU’s granted to all officers and senior management in 2004 and 2005 contained a performance restriction, since achieved, and now vest at the end of their three year term. The fair value of the RSU’s is equal to the market price of the Company’s stock at date of grant and is amortized to expense ratably over the vesting period. For a small group of employees, in certain international locations, the Company continues to grant stock options.

In 2006, the Board of Directors approved a Long Term Equity Choice program (the ‘‘Program’’) for the Company’s senior management under the 2000 SAIP. Under the Program, eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar values depending on the participant’s grade level. A participant may choose among (1) Purchased Restricted Stock (‘‘PRS’’), (2) Stock Settled Appreciation Rights (‘‘SSAR’s’’) or (3) RSU’s. Employees not eligible under the Program continue to receive RSU’s or, as noted above, options.

PRS provides for the participant to purchase restricted shares of the Company stock at 50% of the fair market value on the grant date. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares; RSU’s provide no such rights. PRS vest on the third anniversary of the grant date, are subject to employment and other specified conditions, and pay dividends if and when paid by the Company. In 2006, the Company issued 217,905 shares of PRS for an aggregate purchase price of $4 million.

Stock options generally become exercisable on the first anniversary of the grant date and have a maximum term of ten years. SSAR’s become exercisable on the third anniversary of the grant date and have a maximum term of seven years.

Restricted stock and RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2005	909	$38.84
Granted	623	36.37
Vested	(47)	34.56
Cancelled	(139)	40.90
Balance at December 31, 2006	1,346	$37.22

The fair value of RSU’s which vested during 2006 was $1.6 million. At December 31, 2006, there was $5 million of unrecognized compensation cost related to non-vested stock option and SSAR awards granted; such cost is expected to be recognized over a weighted average period of 2 years. At December 31, 2006, there was $17 million of total unrecognized compensation cost related to non-vested restricted stock and RSU awards granted; such cost is expected to be recognized over a weighted average period of 1.5 years.

Stock option and SSAR activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to Options/SSAR’s	Weighted Average Exercise Price	Options/SSAR’s Exercisable
Balance at December 31, 2005	6,651	$32.54	5,566
Granted	564	35.50
Exercised	(3,336)	31.37
Cancelled	(246)	39.38
Balance at December 31, 2006	3,633	$33.56	2,851

The weighted average exercise prices of stock options and SSAR’s exercisable at December 31, 2006, 2005 and 2004 were $32.75, $32.21 and $32.85, respectively. The following table summarizes information concerning currently outstanding and exercisable options and SSAR’s:

Range of Exercise Prices (SHARE AMOUNTS IN THOUSANDS)	$15-$25	$25-$30	$30-$35	$35-$50
Number outstanding	12	1,088	1,472	1,061
Weighted average remaining contractual life, in years	3.9	5.7	5.3	7.1
Weighted average exercise price	$17.94	$29.18	$32.95	$39.07
Number exercisable	12	1,088	1,407	344
Weighted average exercisable price	$17.94	$29.18	$32.86	$44.11

The weighted average grant date fair value of stock options and SSAR’s granted during 2006, 2005 and 2004 was $7.66, $10.57 and $9.42, respectively. The intrinsic value of stock options exercised during 2006, 2005 and 2004 totaled $35 million, $7 million and $27 million, respectively. The aggregate intrinsic values of stock options and SSAR’s outstanding and exercisable at December 31, 2006 were $57 million and $47 million, respectively.

Stock option and SSAR activity for non-vested awards was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Options/SSAR’s Shares	Weighted Average Exercise Price
Non-vested at December 31, 2005	1,074	$33.05
Granted	564
Vested	(752)
Cancelled	(104)
Non-vested at December 31, 2006	782	$36.50

The fair value of outstanding vested stock options for the years ended December 31, 2006, 2005 and 2004 was $26 million, $49 million and $41 million, respectively.

Prior to 2006, the Company applied the recognition and measurement principles of APB 25 and provided the pro-forma disclosures required by FAS 123. Under APB 25, no compensation expense for employee or director stock options was reflected in net earnings.

The Company changed its valuation model used for estimating the fair value of options/SSAR’s granted on January 1, 2006, from a Black-Scholes option-pricing model to a Binomial lattice-pricing model. The Binomial model can accommodate a broader array of inputs, such as stock price volatility and interest rates. The Black-Scholes model does not allow for incorporation of changes in such variables. The Company utilizes historical information to estimate expected term and forfeitures within the valuation model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of primarily ten years for options and seven years for SSAR’s. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of the Company’s common stock over the calculated expected term. The Company anticipates paying cash dividends in the future and therefore uses an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation. Principal assumptions used in applying the Binomial model in 2006 and Black-Scholes model in 2005 and 2004 were:

	2006	2005	2004
Risk-free interest rate	5.0%	4.2%	4.0%
Expected life, in years	5	5	5
Expected volatility	21.7%	26.9%	29.6%
Expected dividend yield	2.1%	1.7%	1.9%

Pre-tax expense related to all forms of equity compensation for the years ended December 31, 2006, 2005 and 2004 follows:

(DOLLARS IN THOUSANDS)	2006	2005	2004
Restricted stock and RSU’s	$14,274	$7,350	$8,085
Stock options and SSAR’s	3,911	—	—
Total equity compensation expense	$18,185	$7,350	$8,085

Pre-tax compensation expense for the year ended December 31, 2006 includes a cumulative effect gain of $1 million from the adoption of FAS 123(R), which was recorded in operating expenses. The Company recorded a deferred tax benefit related to equity compensation expense of $6 million, $3 million and $3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Prior to the adoption of FAS 123(R), the Company presented the tax benefits of deductions resulting from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows from the excess tax benefits the Company realizes on stock based compensation to be presented as cash flows from financing activities. The excess tax benefits on exercise of stock options and vested restricted stock presented as cash flows from financing activities in 2006 were $5 million. Cash received from the exercise of stock options was $111 million, $23 million and $76 million in 2006, 2005 and 2004, respectively, and is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows.

NOTE 13.    SEGMENT INFORMATION

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

The Company evaluates the performance of its regions based on segment profit which is income before taxes on income, excluding interest expense, other income and expense and the effects of restructuring and other charges and accounting changes. Global Expenses represents corporate and headquarters-related expenses which include legal, finance, human resource and other administrative expenses not allocable to individual regions. Transfers between regions are accounted for at prices that approximate arm’s-length prices. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

2006 (DOLLARS IN THOUSANDS)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$648,622	$780,342	$59,081	$265,920	$341,425	$—	$—	$2,095,390
Transfers between areas	65,166	184,046	603	554	50,829	—	(301,198)	—
Total sales	$713,788	$964,388	$59,684	$266,474	$392,254	$—	$(301,198)	$2,095,390
Segment profit	$58,996	$225,887	$13,297	$33,305	$63,068	$(63,639)	$759	$331,673
Restructuring and other charges	(1,320)	683	(624)	24	(1,443)	—	—	(2,680)
Operating profit	$57,676	$226,570	$12,673	$33,329	$61,625	$(63,639)	$759	$328,993
Interest expense								(25,549)
Other income (expense), net								9,838
Income before taxes on income								$313,282
Segment assets	$873,612	$773,581	$79,760	$210,668	$496,691	$148,595	$(104,003)	$2,478,904

2005 (DOLLARS IN THOUSANDS)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$610,620	$754,157	$57,789	$244,805	$326,022	$—	$—	$1,993,393
Transfers between areas	74,312	183,022	37	589	42,165	—	(300,125)	—
Total sales	$684,932	$937,179	$57,826	$245,394	$368,187	$—	$(300,125)	$1,993,393
Segment profit	$51,161	$188,571	$13,631	$26,172	$57,683	$(45,783)	$(1,240)	$290,195
Restructuring and other charges	(9,978)	(10,569)	(972)	(559)	(1,241)	—	—	(23,319)
Operating profit	$41,183	$178,002	$12,659	$25,613	$56,442	$(45,783)	$(1,240)	$266,876
Interest expense								(23,956)
Other income (expense), net								3,268
Income before taxes on income								$246,188
Segment assets	$868,618	$842,595	$81,764	$203,466	$480,826	$286,686	$(125,759)	$2,638,196

2004 (DOLLARS IN THOUSANDS)	North America	Europe	India	Latin America	Asia Pacific	Global Expenses	Eliminations	Consolidated
Sales to unaffiliated customers	$635,887	$812,588	$50,537	$219,126	$315,515	$—	$—	$2,033,653
Transfers between areas	79,389	189,514	1,431	846	31,081	—	(302,261)	—
Total sales	$715,276	$1,002,102	$51,968	$219,972	$346,596	$—	$(302,261)	$2,033,653
Segment profit	$73,984	$230,878	$11,315	$27,242	$55,273	$(54,261)	$(2,322)	$342,109
Restructuring and other charges	(7,648)	(23,485)	—	(33)	(664)	—	—	(31,830)
Operating profit	$66,336	$207,393	$11,315	$27,209	$54,609	$(54,261)	$(2,322)	$310,279
Interest expense								(24,002)
Other income (expense), net								(5,275)
Income before taxes on income								$281,002
Segment assets	$841,076	$880,987	$72,634	$185,115	$446,364	$65,734	$(128,616)	$2,363,294

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2006	2005	2004	2006	2005	2004
North America	$19,451	$21,720	$20,733	$40,954	$40,646	$41,429
Europe	15,599	33,588	24,800	27,911	29,444	32,102
India	1,162	4,216	1,217	1,199	1,211	1,088
Latin America	3,855	2,824	3,231	4,551	6,455	3,743
Asia Pacific	10,283	25,026	15,132	11,963	11,684	10,084
Unallocated assets	7,932	6,059	5,494	3,155	2,488	2,550
Consolidated	$58,282	$93,433	$70,607	$89,733	$91,928	$90,996

Sales of fragrances were $1,200 million, $1,135 million and $1,123 million in 2006, 2005 and 2004, respectively. Sales of flavors were $895 million, $858 million and $911 million in 2006, 2005 and 2004, respectively. Sales in the United States, based on the final country of destination of the Company’s products, were $583 million, $537 million and $565 million in 2006, 2005 and 2004, respectively. No other country of destination exceeded 7% of consolidated sales. No customer accounted for 10% or more of sales. Total long-lived assets consists of net property, plant and equipment and net intangible assets and amounted to $1,241 million, $1,272 million and $1,291 million at December 31, 2006, 2005 and 2004, respectively; of the respective totals, $867 million, $946 million and $966 million were located in the United States. No other individual country had long-lived assets that exceeded 10% of total long-lived assets.

Net foreign exchange transactions resulted in a loss of $7 million in 2006, a gain of $3 million in 2005 and a loss of $3 million in 2004, and are included in Other (income) expense, net.

NOTE 14.    RETIREMENT BENEFITS

The Company and most of its subsidiaries have pension and/or other retirement benefit plans. Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by balance sheet accruals. Contributions to defined contribution plans are mainly determined as a percentage of salary.

In addition to pension benefits, certain health care and life insurance benefits are provided to qualifying United States employees upon retirement. Such coverage is provided through insurance plans with premiums based on benefits paid. The Company does not generally provide health care or life insurance coverage for retired employees of subsidiaries outside the United States; such benefits are generally provided by government-sponsored plans, and the cost of such programs is not significant to the Company.

The plan assets and benefit obligations of the Company’s pension plans are measured at December 31 of each year.

In 2006, the Company adopted FAS 158 which requires balance sheet recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement and postemployment benefit plans. An overfunded plan is recognized as an asset; an underfunded plan is recognized as a liability. The initial impact of the standard, due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status, is recognized as a component of Accumulated other comprehensive income in Shareholders’ Equity. Where applicable, additional minimum pension liabilities (‘‘AML’’) and related intangible assets previously recognized, were eliminated on adoption of FAS 158.

At December 31, 2005, the Company recorded in AOCI an AML of $147 million ($100 million, net of taxes), as required by FAS 87, ‘‘Employers’ Accounting for Pensions’’. The AML is reflected in Retirement liabilities and is prescribed when the Accumulated Benefit Obligation (‘‘ABO’’) in the plan exceeds the fair value of the underlying pension plan assets and accrued pension liabilities. The adjustment relates to plans in the United States, the United Kingdom, Germany, Ireland and Japan.

The incremental effect of applying FAS 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 was as follows:

(DOLLARS IN THOUSANDS)	Before application of FAS 158	Adjustments	After application of FAS 158
Deferred income taxes - current	$34,226	$55,222	$89,448
Prepaid expenses	250,332	(226,997)	23,335
Total Current Assets	1,251,578	(171,775)	1,079,803
Other Assets	108,620	49,641	158,261
Other Intangible Assets, net	81,245	(1,111)	80,134
Total Assets	2,602,149	(123,245)	2,478,904
Other current liabilities	(167,487)	(447)	(167,934)
Total Current Liabilities	(446,324)	(447)	(446,771)
Retirement liabilities	(139,407)	(31,312)	(170,719)
Total Other Liabilities	(1,095,653)	(31,312)	(1,126,965)
Minimum pension liability adjustment (net of tax)	7,549	(7,549)	—
Pension and postemployment liability adjustment (net of tax)	—	162,553	162,553
Total Shareholders’ Equity	(1,060,172)	155,004	(905,168)
Total Liabilities and Shareholders’ Equity	(2,602,149)	123,245	(2,478,904)

Pension expense included the following components:

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2004	2006	2005	2004
Service cost for benefits earned	$9,941	$9,381	$8,650	$12,739	$10,317	$9,085
Interest cost on projected benefit
obligation	21,716	21,218	20,225	29,391	28,701	26,313
Expected return on plan assets	(21,919)	(21,406)	(20,828)	(39,767)	(32,514)	(28,314)
Net amortization and deferrals	7,436	5,357	2,160	8,753	8,457	6,792
Settlement and curtailment	—	—	—	—	—	(3,168)
Special termination benefits	—	—	230	—	—	91
Defined benefit plan expense	17,174	14,550	10,437	11,116	14,961	10,799
Defined contribution and other
retirement plan expense	3,527	2,884	2,709	3,526	3,265	3,610
Total pension expense	$20,701	$17,434	$13,146	$14,642	$18,226	$14,409

The following amounts are expected to be recognized in defined benefit plans expense in the coming year:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans
Loss recognition	$5,058	$5,037
Prior service cost recognition	1,142	203
Net initial asset recognition	—	(162)

The following weighted-average actuarial assumptions were used to determine expense in the applicable years:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	4.57%	5.03%	5.25%
Expected return on plan assets	8.25%	8.25%	8.25%	6.99%	6.86%	6.82%
Rate of compensation increase	3.75%	3.75%	3.75%	2.46%	2.41%	2.52%

Changes in pension benefit obligations were:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Benefit obligation at beginning of year	$378,209	$345,061	$614,211	$619,728
Service cost for benefits earned	9,941	9,381	12,739	10,317
Interest cost on projected benefit obligation	21,716	21,218	29,391	28,701
Actuarial (gain) loss	(12,213)	20,867	(32,001)	48,899
Plan amendments	—	928	(1,108)	—
Plan participants’ contributions	—	—	1,448	1,419
Benefits paid	(18,983)	(19,246)	(22,983)	(21,484)
Curtailments	—	—	(339)	—
Translation adjustments	—	—	79,592	(73,369)
Benefit obligation at end of year	$378,670	$378,209	$680,950	$614,211

The changes in pension plan assets were:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$294,190	$278,646	$535,089	$493,385
Actual return on plan assets	37,487	10,513	45,749	69,452
Employer contributions	23,363	24,277	59,214	53,869
Participants contributions	—	—	1,448	1,419
Benefits paid	(18,983)	(19,246)	(22,983)	(21,484)
Translation adjustments	—	—	75,778	(61,552)
Fair value of plan assets at end of year	$336,057	$294,190	$694,295	$535,089

The funded status of the pension plans at December 31 was:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Plan assets greater (less) than projected benefit obligation	$(42,613)	$(84,019)	$13,345	$(79,122)
Post measurement date contributions		—		114
Remaining balance of unrecognized net liability established at adoption of FAS 87		—		62
Unrecognized prior service cost		11,894		3,215
Unrecognized net loss		83,754		179,895
Net asset (liability)	$(42,613)	$11,629	$13,345	$104,164

The amounts recognized in the Consolidated Balance Sheet after the adoption of FAS 158 consist of:

(DOLLARS IN THOUSANDS)	U.S. Plans 2006	Non-U.S. Plans 2006	Postretirement Benefits 2006
Non current assets	$—	$33,886	$—
Current liabilities	(2,520)	(562)	(3,330)
Noncurrent liabilities	(40,093)	(19,979)	(101,165)
Net amount recognized	$(42,613)	$13,345	$(104,495)

The amounts recognized in AOCI at December 31, 2006 consist of:

	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2006	2006	2006
Net actuarial loss	$50,637	$154,315	$46,335
Prior service cost (credit)	9,794	1,923	(23,682)
Unrecognized net initial asset	—	(27)	—
Total AOCI (before tax effects)	$60,431	$156,211	$22,653

The ABO at December 31 was:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
ABO	$361,723	$359,512	$646,816	$575,783

The following information relates to pension plans with an ABO in excess of plan assets:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2006	2005	2006	2005
Projected benefit obligation	$41,927	$378,209	$43,973	$299,012
Accumulated benefit obligation	41,823	359,512	38,524	294,193
Fair value of plan assets	4,761	294,190	23,432	242,970

The following weighted average assumptions were used to determine the Company’s pension benefit obligations under the plans at December 31:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	4.95%	4.57%
Rate of compensation increase	3.75%	3.75%	2.54%	2.46%

The Company’s pension plan asset allocation for U.S. and non-U.S. plans at December 31, 2006 and 2005 is:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Asset category:
Equities	74%	70%	39%	39%
Bonds	12%	13%	36%	36%
Real estate	n/a	n/a	11%	11
Other cash and short-term investments	14%	17%	14%	14%

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was approximately 10 – 20% employed in cash and fixed income investments expected to yield 1.0%; 10 – 20% employed in corporate and government bonds expected to yield 2.1%; and 65 – 75% in equity investments with a long-term expected yield of 8.5 – 9.3%. The inflation rate assumed in the model was 2.5%. The plan has employed a similar asset allocation strategy for the previous 20 years and has achieved a compound annual rate of return of 9.6%. In 2006, the percentage of assets held in equities increased primarily as a result of the performance of the equity investments. There has been no change in the Company’s long term asset allocation. Equity investments include the Company’s common stock valued at $26 million (8.0% of total plan assets) and $17 million (6.0% of total plan assets) at December 31, 2006 and 2005, respectively. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. The discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase is based on plan experience.

With respect to the non-U.S. plans, the expected return on plan assets was determined based on an asset allocation model for each plan using an allocation designed to meet the needs of the plan or, in certain cases, specific government requirements, rates of return by asset class and an anticipated inflation rate. The discount rate used for determining future pension obligations for each plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency with durations comparable to that of the plan liabilities and other criteria appropriate for the local market. The rate of compensation increase is based on plan experience and expected increases.

The expense recognized for postretirement benefits other than pensions included the following components:

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2006	2005	2004
Service cost for benefits earned	$2,907	$3,044	$2,141
Interest cost on projected benefit obligation	5,487	6,034	4,524
Net amortization and deferrals	(108)	768	(791)
Total postretirement expense	$8,286	$9,846	$5,874

The following amounts are expected to be recognized in postretirement expense in the coming year:

(DOLLARS IN THOUSANDS)	Postretirement Benefits
Loss recognition	$2,517
Prior service cost recognition	(2,661)

The changes in postretirement benefit obligations were:

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2006	2005
Benefit obligation at beginning of year	$111,479	$83,463
Service cost for benefits earned	2,907	3,044
Interest cost on projected benefit obligation	5,487	6,034
Actuarial (gain) loss	(6,509)	22,885
Plan amendments	(5,149)	—
Plan participants’ contributions	972	966
Benefits paid	(5,021)	(4,913)
Medicare Rx subsidy	329	—
Benefit obligation at end of year	$104,495	$111,479

The funded status of the postretirement plan at December 31 was:

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2006	2005
Plan assets (less than) projected benefit obligation	$(104,495)	$(111,479)
Unrecognized prior service cost		(21,194)
Unrecognized net loss		55,397
Net liability	$(104,495)	$(77,276)

The following weighted average assumptions were used to determine the Company’s postretirement benefit expense and liability at and for the years ended December 31:

	Expense			Liability
	2006	2005	2004	2006	2005
Discount rate	5.75%	6.00%	6.25%	6.00%	5.75%
Current medical cost trend rate	8.00%	9.00%	9.00%	9.00%	8.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2011	2011	2010	2013	2011

Information about the expected cash flows for the pension and postretirement benefit plans are as follows:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2007	$18,758	$24,380	$3,445
2008	19,401	25,531	3,678
2009	20,097	27,284	3,901
2010	21,090	28,544	4,201
2011	22,153	30,617	4,520
2012-2016	132,366	161,670	27,853
Contributions
Expected Company Contributions in the following year (2007)	$2,960	$18,902	$3,445

A ..25 % decrease in the discount rate on the pension and postretirement benefit plans would have the following effect:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Pension Expense Increase in 2007	$1,000	$2,000	$1,000
ABO Increase at year end	9,000	27,000	—
PBO Increase at year end	10,000	29,000	—
APBO Increase at year end	—	—	4,000

A ..25 % decrease in the long term rate of return on plan assets for both the U.S. and non-U.S. plans would increase expense in the subsequent year by $1 million and $2 million, respectively.

A 1% increase in the medical cost trend rate would increase the Accumulated Postretirement Benefit Obligation (‘‘APBO’’), and the annual postretirement expense, by $19 million and $2 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by $15 million and $1 million, respectively.

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In accordance with the Financial Accounting Standards Board Staff Position No. 106-2 (‘‘FSP FAS 106-2’’), ‘‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,’’ the Company accounted for the effects of the Act and recognized the impact of the Medicare prescription drug subsidy retrospectively from January 1, 2004 beginning July 1, 2004. The subsidy reduced the annual 2006, 2005 and 2004 postretirement expense by $2 million.

Expected benefit payments shown above are net of the Medicare Part D subsidy. The following table shows the expected benefit payments prior to reflecting the subsidy, the expected subsidy and the expected benefit payments reflecting the subsidy.

(DOLLARS IN THOUSANDS)	Not Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Reflecting Medicare Part D Subsidy
Expected Benefit Payments
2007	$3,992	$(547)	$3,445
2008	4,284	(606)	3,678
2009	4,566	(665)	3,901
2010	4,918	(717)	4,201
2011	5,282	(762)	4,520
2012-2016	32,476	(4,623)	27,853

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

The Company employs various interest rate swaps and debt issuances with the objective of managing and optimizing its interest rate exposure. The Company has executed a 10-year Yen – U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is approximately $5 million. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of AOCI.

In 2002, the Company entered into certain interest rate swap agreements effectively converting the fixed rate on its long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 and 2005, the Company amended the swaps and the counterparty paid the Company $3 million and $1 million, respectively, including accrued interest, respectively. Such gains have been deferred, are classified as a separate component of debt and amortized over the remaining term of the debt. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at December 31, 2006.

In January 2006, the Company entered into a $300 million Cross Currency Interest Rate Swap transaction to hedge a portion of its consolidated Euro net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually, ensuring that the terms of the swap match identically. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. Thus, these accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will not be recorded to earnings, but will be recorded to AOCI until the Euro net investment is divested.

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

NOTE 17.    COMMITMENTS AND CONTINGENCIES

Minimum rental commitments under non-cancelable operating leases are $23 million in 2007, $20 million in 2008, $19 million in 2009, $16 million in 2010, $16 million in 2011, and thereafter through 2030, the aggregate lease obligations are $209 million. The corresponding rental expense amounted to $25 million, $21 million and $21 million in 2006, 2005 and 2004, respectively. None of the Company’s leases contain step rent provisions or escalation clauses and they do not require capital improvement funding.

The Company is party to a number of lawsuits and claims related primarily to flavoring supplied by the Company to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued.

The Company recorded its expected liability with respect to these claims in Other current liabilities and expected recoveries from its insurance carrier group in Other Receivables. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims.

(a)(3)     EXHIBITS

Number
3(i)		Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002.
3(ii)		By-laws of Registrant, incorporated by reference to Exhibit 99.1 to Registrant’s Report on Form 8-K filed on October 11, 2006.
4.1		Shareholder’s Protection Rights Agreement, dated as of March 21, 2000, between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 10-K filed on March 13, 2006.
4	.1a	First Amendment dated September 26, 2000, to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4.1a to Registrant’s Report on Form 10-K filed on March 13, 2006.
4	.1b	Letter Agreement between the Registrant and Wachovia Bank, National Association (‘‘Wachovia’’), dated as of October 31, 2002, appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement, dated as of March 21, 2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a) to Registrant’s Report on Form 10-Q filed on November 12, 2002.
4.2	Specimen Certificates of Registrant’s Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000.
(Reg. No. 333-46932).
4.3		Indenture, dated as of May 1, 2001, between International Flavors & Fragrances Inc. and Bank One Trust Company, N.A. (now JPMorgan Chase Bank), as Trustee, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on June 26, 2001 (Reg. No. 333-63910).
4.4		First Supplemental Indenture, dated as of May 7, 2001, between International Flavors & Fragrances Inc. and Bank One Trust Company, N.A. (now JPMorgan Chase Bank), as Trustee, incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4 filed on June 26, 2001 (Reg. No. 333-63910).
4.5		Form of 6.45% Notes due 2006 (included in 4.4), incorporated by reference to Exhibit 4.2.1 to Registrant’s Registration Statement on Form S-4 filed on June 26, 2001 (Reg. No. 333-63910).
4.6		Registration Rights Agreement, dated as of May 7, 2001, among International Flavors & Fragrances Inc. and Salomon Smith Barney Inc., Banc One Capital Markets, Inc. (now JPMorgan Chase Bank), First Union Securities Inc. and Tokyo-Mitsubishi International plc, as representatives of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4 filed on June 26, 2001 (Reg. No. 333-63910).
4.7		Note Purchase Agreement, dated as of July 12, 2006, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on July 13, 2006.
4.8		Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on July 13, 2006.
*10	.1	Memorandum of Understanding between Registrant and Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of Registrant, approved by Registrant’s Board of Directors on April 13, 2000.

Number
*10	.2	Performance Incentive Award Agreement in respect of a performance incentive award of 200,000 restricted shares of Company Common Stock approved by the Company’s Board of Directors on August 1, 2002, granted to Richard A. Goldstein, Chairman of the Board and Chief Executive Officer of the Company, incorporated by reference to Exhibit 10(a) to Registrant’s Report on Form 10-Q filed on November 12, 2002.
*10	.3	Retirement Agreement, dated April 3, 2006, between Registrant and Richard A. Goldstein, former Chairman of the Board of Directors and Chief Executive Officer, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 3, 2006.
*10	.4	Separation Agreement, dated as of January 13, 2006, between D. Wayne Howard, former Executive Vice President, Global Operations of the Company, and the Company, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on January 18, 2006.
*10	.5	Letter Agreement, dated June 28, 2006, between Registrant and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer, incorporated by reference to Registrant’s Report on Form 8-K filed on June 29, 2006.
*10	.6	Retirement Agreement, dated November 30, 2006, between Registrant and Clint D. Brooks, former Senior Vice President, Research and Development.
*10	.7	Restricted Stock Units Agreement between Registrant and Arthur C. Martinez, dated July 25, 2006, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 26, 2006.
*10	.8	Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986, including amendments effective January 1, 2001, incorporated by reference to Exhibit 10(c) to Registrant’s Report on Form 10-Q filed on May 13, 2003.
*10	.9	2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through November 8, 2004, incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.10	2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through November 8, 2004, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.11	Registrant’s Executive Death Benefit Plan, effective July 1, 1990, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.12	Registrant’s Vision 2001 Compensation Program, adopted by the Registrant’s Board of Directors on December 12, 2000 and amended in 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on January 28, 2005.
*10	.13	Long Term Equity Choice Program Summary, incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed on March 10, 2006.
*10	.14	Performance Criteria for the Registrant’s long term incentive plan for the 2004 – 2006 cycle, incorporated by reference to Registrant’s Report on Form 8-K filed on January 28, 2005, including Exhibit 10.1 thereto.
*10	.15	Performance Criteria for the Registrant’s Annual Incentive Plan for 2005 and applicable to senior management’s restricted stock unit award in 2005 and for the 2005-2007 cycle, under the Company’s long term incentive plan, incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to Registrant’s Report on Form 8-K filed on March 11, 2005.

Number
*10	.16	Performance Criteria for the Registrant’s Annual Incentive Plan for 2006 and for the 2006-2008 cycle under the Company’s long term incentive plan, incorporated by reference to Exhibits 10.1 and 10.2 to Registrant’s Report on Form 8-K filed on March 10, 2006.
*10	.17	Form of Non-Employee Director’s Restricted Stock Unit Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on December 20, 2004.
*10	.18	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8a to Registrant’s Report on Form 8-K filed on October 7, 2004.
*10	.19	Form of U.S. Performance-Based Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8b to Registrant’s Report on Form 8-K filed on October 7, 2004.
*10	.20	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004.
*10	.21	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004.
*10	.22	Restated and Amended Executive Separation Policy, incorporated by reference to Exhibit 10.3 to Registrants Report on Form 8-K filed on December 20, 2004.
*10	.23	1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.24	Amendment to 1997 Employee Stock Option Plan as amended by Registrant’s Board of Directors on February 8, 2000, incorporated by reference to Exhibit 10.19 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.25	Resolutions Relating to Equity Awards as approved by the Board of Directors of the Registrant on January 29, 2007.
*10	.26	Deferred Compensation Plan adopted by Registrant’s Board of Directors on December 12, 2000, incorporated by reference to Exhibit 99 to Registrant’s Registration Statement on Form S-8 filed on May 16, 2001 (Reg. No. 333-61072).
*10	.27	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006.
10.28		Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc., incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 4, 2005.
*10	.29	1990 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.30	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004.

Number
*10	.31	Director Charitable Contribution Program, adopted by the Board of Directors on February 14, 1995, incorporated by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K filed on March 13, 2006.
*10	.32	Resolutions approving Non-Employee Directors’ Annual Stock Grant Program, adopted by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).
*10	.33	Non-Employee Director Compensation Arrangements, adopted by Registrant’s Board of Directors on December 15, 2004, incorporated by reference to Registrant’s Report on Form 8-K filed on December 20, 2004.
10.34		Multi-currency Revolving Credit Facility Agreement, dated November 23, 2005, among the Registrant, International Flavors & Fragrances (Luxembourg) S.A.R.L., certain subsidiaries, the banks named therein, including Citigroup Global Markets Limited, Fortis Bank S.A./N.V., Bank of America N.A., Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, ING Bank N.V., J.P. Morgan Chase and Wachovia Bank, National Association, as mandated lead arrangers, and Citibank International PLC, as Facility Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on November 29, 2005.
*10	.35	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 8-K filed on March 10, 2006.
*10	.36	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement, incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 8-K filed on March 10, 2006.
*10	.37	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 8-K filed on March 10, 2006.
*10	.38	Compensation arrangements of Nicolas Mirzayantz, in connection with his appointment as Business Unit President, Fragrances, and Hernan Vaisman, in connection with his appointment as Business Unit President, Flavors, effective as of January 1, 2007, incorporated by reference to Registrant’s Report on Form 8-K filed on December 15, 2006.
21		List of Principal Subsidiaries.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Registrant)
By /s/ Douglas J. Wetmore Douglas J. Wetmore Senior Vice President and Chief Financial Officer

Dated:   February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer:

/s/ Robert M. Amen
     Robert M. Amen
     Chairman of the Board and
     Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Douglas J. Wetmore
     Douglas J. Wetmore
     Senior Vice President and
     Chief Financial Officer

Directors:

/s/ Robert M. Amen
     ROBERT M. AMEN

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
     ARTHUR C. MARTINEZ

/s/ Burton M. Tansky
     BURTON M. TANSKY

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(DOLLARS IN THOUSANDS)

	For the Year Ended December 31, 2006
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$14,821	$894	$4,050	$1,050	$12,715
Valuation allowance on credit and net operating loss carryforwards	8,413	486	—	28	8,927
	$23,234	$1,380	$4,050	$1,078	$21,642

	For the Year Ended December 31, 2005
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$17,663	$910	$2,592	($1,160)	$14,821
Valuation allowance on credit and net operating loss carryforwards	7,520	851	—	42	8,413
	$25,183	$1,761	$2,592	($1,118)	$23,234

	For the Year Ended December 31, 2004
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$16,212	$3,615	$3,391	$1,227	$17,663
Valuation allowance on credit and net operating loss carryforwards	6,090	1,410	—	20	7,520
	$22,302	$5,025	$3,391	$1,247	$25,183

S-1