Form 10-Q
period 2007-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2007-05-03
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2007
                    -----------------------------------------

                          Commission file number 1-4858
                          -----------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

             (Exact name of registrant as specified in its charter)

              New York                                   13-1432060
----------------------------------         ------------------------------------
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

Large accelerated filer [X ] Accelerated filer [   ]  Non-accelerated filer [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding as of April 27, 2007:  89,253,457

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                        3/31/07          12/31/06
----------------------------------------------------------------------------------------   -------------    -------------
Current Assets:
     Cash and cash equivalents                                                          $        83,205 $      114,508
     Short-term investments                                                                         527            604
     Trade receivables                                                                          413,101        369,870
     Allowance for doubtful accounts                                                            (12,922)       (12,715)
     Inventories:      Raw materials                                                            214,871        213,675
                       Work in process                                                           14,893         12,686
                       Finished goods                                                           215,440        220,245
                                                                                           -------------  -------------
                      Total Inventories                                                         445,204        446,606
     Deferred income taxes                                                                       75,566         89,448
     Other current assets                                                                       115,631         71,482
                                                                                           -------------  -------------
     Total Current Assets                                                                     1,120,312      1,079,803
                                                                                           -------------  -------------
Property, Plant and Equipment, at cost                                                        1,086,678      1,074,772
Accumulated depreciation                                                                       (599,643)      (579,648)
                                                                                           -------------  -------------
                                                                                                487,035        495,124
                                                                                           -------------  -------------
Goodwill                                                                                        665,582        665,582
Intangible Assets, net                                                                           76,578         80,134
Other Assets                                                                                    147,886        158,261
                                                                                           -------------  -------------
Total Assets                                                                            $     2,497,393 $    2,478,904
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         3/31/07        12/31/06
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings and overdrafts                                                     $        12,717 $       15,897
     Accounts payable                                                                           117,286        111,661
     Accrued payrolls and bonuses                                                                29,193         71,976
     Dividends payable                                                                           18,732         18,764
     Income taxes                                                                                     -         45,251
     Restructuring and other charges                                                             11,106         15,288
     Other current liabilities                                                                  155,030        167,934
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  344,064        446,771
                                                                                           -------------  -------------
Other Liabilities:
     Long-term debt                                                                             799,735        791,443
     Deferred gains                                                                              63,929         64,686
     Retirement liabilities                                                                     169,232        170,719
     Other liabilities                                                                          180,849        100,117
                                                                                           -------------  -------------
     Total Other Liabilities                                                                  1,213,745      1,126,965
                                                                                           -------------  -------------
Commitments and Contingencies (Note 12)

Shareholders' Equity:
     Common stock 12 1/2 cents par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                             14,470         14,470
     Capital in excess of par value                                                              99,109         96,635
     Retained earnings                                                                        1,952,231      1,909,599
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (32,511)       (31,854)
          Accumulated losses on derivatives qualifying as hedges (net of tax)                    (1,022)        (2,465)
          Pension and postemployment liability adjustment (net of tax)                         (158,767)      (162,553)
                                                                                           -------------  -------------
                                                                                              1,873,510      1,823,832
     Treasury stock, at cost - 26,547,285 shares in 2007 and 26,344,638 shares in 2006         (933,926)      (918,664)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 939,584        905,168
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                              $     2,497,393 $    2,478,904
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                       3 Months Ended 3/31
                                                                                ---------------------------------
                                                                                      2007             2006
                                                                                ---------------- ----------------
Net sales                                                                             $ 566,101        $ 511,432
                                                                                ---------------- ----------------

Cost of goods sold                                                                      329,382          294,818
Research and development expenses                                                        46,632           45,602
Selling and administrative expenses                                                      91,271           85,588
Amortization of intangibles                                                               3,556            3,710
Restructuring and other charges                                                               -              661
Interest expense                                                                          8,314            5,373
Other (income) expense, net                                                                (167)             439
                                                                                ---------------- ----------------
                                                                                        478,988          436,191
                                                                                ---------------- ----------------
Income before taxes on income                                                            87,113           75,241
Taxes on income                                                                          24,424           21,551
                                                                                ---------------- ----------------
Net income                                                                               62,689           53,690

Other comprehensive income:
     Foreign currency translation adjustments                                              (657)           4,837
     Accumulated gains on derivatives qualifying as hedges (net of tax)                   1,443              806
     Pension and postemployment liability adjustment (net of tax)                         3,786                -
                                                                                ---------------- ----------------
Comprehensive income                                                                   $ 67,261         $ 59,333
                                                                                ================ ================

Net Income per share - basic                                                              $0.70            $0.59

Net Income per share - diluted                                                            $0.69            $0.58

Average number of shares outstanding - basic                                             89,378           91,535

Average number of shares outstanding - diluted                                           90,658           92,207

Dividends declared per share                                                             $0.210           $0.185

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                  3 Months Ended March 31,
                                                                               --------------------------------
                                                                                     2007              2006
                                                                               --------------   ---------------
Cash flows from operating activities:
Net income                                                                      $     62,689       $    53,690
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                    21,139            22,261
     Deferred income taxes                                                            11,695             9,953
     Gain on disposal of assets                                                         (815)           (1,644)
     Equity based compensation                                                         4,277             2,862
     Changes in assets and liabilities:
          Current receivables                                                        (38,454)          (45,164)
          Inventories                                                                  1,648            (1,694)
          Current payables                                                           (62,771)           (1,110)
          Changes in other assets                                                      6,971            (2,134)
          Changes in other liabilities                                                 1,147             4,092
                                                                               --------------   ---------------
Net cash provided by operations                                                        7,526            41,112
                                                                               --------------   ---------------
Cash flows from investing activities:
     Net change in short-term investments                                               (277)               25
     Additions to property, plant and equipment                                       (8,590)           (9,033)
     Proceeds from disposal of assets                                                    452             4,670
                                                                               --------------   ---------------
Net cash used in investing activities                                                 (8,415)           (4,338)
                                                                               --------------   ---------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                             (18,764)          (17,189)
     Net change in bank borrowings and overdrafts                                      1,903           (19,404)
     Proceeds from issuance of stock under stock-based
           compensation plans                                                         15,764             6,636
     Excess tax benefits on stock options exercised                                    1,732                83
     Purchase of treasury stock                                                      (31,480)          (75,561)
                                                                               --------------   ---------------
Net cash used in    financing activities                                             (30,845)         (105,435)
                                                                               --------------   ---------------
Effect of exchange rate changes on cash and cash equivalents                             431             1,367
                                                                               --------------   ---------------
Net change in cash and cash equivalents                                              (31,303)          (67,294)
Cash and cash equivalents at beginning of year                                       114,508           272,545
                                                                               --------------   ---------------
Cash and cash equivalents at end of period                                      $     83,205    $      205,251
                                                                               ==============   ===============

Interest paid                                                                   $     14,690    $        1,622

Income taxes paid                                                               $      9,647    $        8,056

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

     These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in the Company's 2006 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all adjustments, including normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made.

Note 1. New Accounting Pronouncements:

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("FAS 157"). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard.

     In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Liabilities - Including an amendment of FASB No. 115" ("FAS 159"). This standard allows companies to elect, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option, subsequent changes in that item's fair value must be recognized in current earnings. FAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard.

Note 2. Reclassifications:

     Certain reclassifications have been made to the prior period's financial statements to conform to 2007 classifications.

Note 3.  Net Income Per Share:

     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

                                               Three Months Ended March 31,
-------------------------------------- -------------------- --------------------
(SHARES IN THOUSANDS)                          2007                 2006
-------------------------------------- -------------------- --------------------
Basic                                         89,378               91,535
Assumed conversion under stock plans           1,280                  672
                                       -------------------- --------------------
Diluted                                       90,658               92,207
-------------------------------------- -------------------- --------------------

     Stock options to purchase 120,000 and 1,875,375 shares were outstanding for the first quarter of 2007 and 2006, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 4. Restructuring and Other Charges:

     As described in Note 2 to the Consolidated Financial Statements in the Company's 2006 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

     Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying balance sheet, were (in millions):

                                                    Asset-
                                     Employee-     Related
                                      Related      and Other       Total
                                  ------------ --------------- -------------
Balance December 31, 2006             $ 12.9          $ 2.4          $ 15.3
Cash and other costs                    (4.2)             -            (4.2)
                                  -----------  -------------  --------------
Balance March 31, 2007                 $ 8.7          $ 2.4          $ 11.1
                                  ===========  =============  ==============


     The balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 5.  Goodwill and Other Intangible Assets, Net:

     Goodwill by operating segment at March 31, 2007 and December 31, 2006 is as follows:

(DOLLARS IN THOUSANDS)                                       Amount
----------------------------------------                  --------------
Flavors                                                $        319,479
Fragrances                                                      346,103
                                                          --------------
     Total                                             $        665,582
                                                          ==============

     Trademark and other intangible assets consist of the following amounts:

                                                            March 31,         December 31,
(DOLLARS IN THOUSANDS)                                         2007               2006
------------------------------------------------------   ---------------    ----------------
Gross carrying value                                  $         165,406 $           165,406
Accumulated amortization                                         88,828              85,272
                                                         ---------------    ----------------
   Total                                              $          76,578 $            80,134
                                                         ===============    ================

     Amortization expense for the quarter ended March 31, 2007 was $3.6 million compared to $3.7 million in the 2006 quarter; estimated annual amortization is $13 million in 2007, $6 million in 2008 through 2012 and $37 million thereafter.

Note 6. Comprehensive Income:

     Changes  in  the  Accumulated  other  comprehensive   income  component  of
shareholders' equity were as follows:

                                                       Accumulated (losses)         Pension and
                                                       gains on derivatives        postemployment
                                   Translation          qualifying as hedges,    liability adjustment,
(DOLLARS IN THOUSANDS)             adjustments              net of tax                net of tax            Total
---------------------------  --------------------  ---------------------------  ---------------------- --------------------
Balance December 31, 2006          $ (31,854)              $ (2,465)                 $ (162,553)          $ (196,872)
Change                                  (657)                 1,443                       3,786                4,572
                                -----------------  ---------------------------  ---------------------- --------------------
Balance March 31, 2007             $ (32,511)              $ (1,022)                 $ (158,767)          $ (192,300)
                                =================  ===========================  ====================== ====================

                                                     Accumulated (losses)             Minimum
                                                     gains on derivatives             pension
                                  Translation         qualifying as hedges,          obligation,
(DOLLARS IN THOUSANDS)            adjustments              net of tax                net of tax             Total
-------------------------------------------------  ---------------------------  ---------------------- --------------------
Balance December 31, 2005          $ (47,369)              $ (2,606)                 $ (100,380)          $ (150,355)
Change                                 4,837                    806                           -                5,643
                                -----------------  ---------------------------  ---------------------- --------------------
Balance March 31, 2006             $ (42,532)              $ (1,800)                 $ (100,380)          $ (144,712)
                                =================  ===========================  ====================== ====================

Note 7. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)                                      Rate       Maturities     March 31, 2007         December 31, 2006
------------------------------------------------------- -------------  ----------- -------------------      -------------------
Bank borrowings and overdrafts                                                             $ 12,717               $ 15,897
                                                                                    ----------------        ---------------
Total current debt                                                                           12,717                 15,897
                                                                                    ----------------        ---------------
Senior notes                                                   5.94%   2009-16              375,000                375,000
Bank borrowings                                                3.87%   Various              295,430                287,904
Japanese Yen notes                                             2.45%   2008-11              128,443                127,684
Other                                                                  2011                      31                     38
Deferred realized gains on interest rate swaps                                                  831                    817
                                                                                    ----------------        ---------------
Total long-term debt                                                                        799,735                791,443
                                                                                    ----------------        ---------------
Total debt                                                                                $ 812,452              $ 807,340
                                                                                    ================        ===============

Note 8. Income Taxes:

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effect of a tax position is initially recognized when it is more likely than not the position will be sustained upon examination. A tax position that meets the "more likely than not" recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority.

     As a result of adopting FIN 48, the Company recognized a $1 million increase in Other liabilities for unrecognized tax benefits and recorded a corresponding $1 million cumulative effect adjustment to shareholders' equity. Also as prescribed by FIN 48, certain tax related amounts in the Consolidated

Balance Sheet are classified differently than in prior periods. Amounts receivable from various tax jurisdictions are now included in Other current assets and tax reserves previously classified as accrued taxes on income are now included in Other liabilities.

     As of the adoption date, the Company had $73 million of gross unrecognized tax benefits. If recognized, $72 million, net of federal benefits, would be recorded as a component of income tax expense and affect the effective tax rate.

     The Company has consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2006, the Company had accrued $7 million of interest and penalties. On adoption of FIN 48, this balance was reclassified to Other liabilities.

     The Company conducts business globally and remains open to examination in several tax jurisdictions for various years from 2000-2006. The Company is under examination in several significant tax jurisdictions for various years from 2001 to 2006. The Company anticipates that each of these examinations are expected to be completed during the next twelve months and it is reasonably possible that a change in certain unrecognized tax benefits may occur. Currently, it is not reasonably possible to estimate the magnitude of these changes.

Note 9. Equity Compensation Plans:

     The Company has various plans under which the Company's officers, senior management, other key employees and directors may be granted equity-based awards including restricted stock, restricted stock units ("RSU's"), stock settled appreciation rights ("SSAR's") or stock options to purchase the Company's common stock.

     In March 2007, the Company's Board of Directors determined to change the operating methodology of the Company's Long Term Incentive Plan ("LTIP") for executive officers and other Company executives beginning with the three year cycle from 2007 - 2009 and thereafter. Under the modified LTIP plan, awards will be based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors at the start of each cycle. The targeted payout of the LTIP 2007 - 2009 cycle and thereafter will be 50% cash and 50% Company stock. The number of shares for the 50% stock portion will be determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with the Company during the cycle to receive the award.

     Restricted stock and RSU activity for the quarter ended March 31, 2007 was as follows:

                                                                      Weighted
                                                                    Average Grant
                                                     Number           Date Fair
(SHARE AMOUNTS IN THOUSANDS)                        of Shares      Value Per Share
----------------------------------------------   -------------- ------------------
Balance at December 31, 2006                           1,346          $37.22
     Cancelled                                           (16)         $38.10
                                                 ------------- -------------------
Balance at March 31, 2007                              1,330          $37.21
                                                 ============= ===================

     Stock option and SSAR activity for the quarter ended March 31, 2007 was as follows:

                                                                       Weighted
                                                Shares Subject to        Average
(SHARE AMOUNTS IN THOUSANDS)                    Options/SSAR's       Exercise Price
-------------------------------------------------------------------------------------
Balance at December 31, 2006                           3,633          $33.56
     Exercised                                          (439)         $31.72
     Cancelled                                            (4)         $30.82
                                               -------------- ------------------
Balance at March 31, 2007                              3,190          $33.91
                                               ============== ==================

Pre-tax expense related to all forms of equity compensation for the quarters ended March 31, 2007 and 2006 follows:

(DOLLARS IN THOUSANDS)                                      3/31/2007         3/31/2006
---------------------                                     ---------------   --------------
Restricted stock and RSU's                                    $ 3,470          $ 1,523
Stock options and SSAR's                                          807            1,339
                                                          ---------------   --------------
        Total equity compensation expense                     $ 4,277          $ 2,862
                                                          ===============   ==============

Tax related benefits of $1 million were recognized in both the 2007 and 2006 quarters.

Note 10. Segment Information:

     On January 1, 2007, the Company was reorganized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are identical to those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2006 Annual Report. Prior year segment information, which had been reported by major geographic region, has been reclassified to conform to the current presentation.

     The Company evaluates the performance of its business segments based on segment profit which is Income before taxes on income, excluding Interest expense, Other income (expense), net and the effects of Restructuring and other charges and accounting changes. The Global Expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocable to individual business units. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

     The Company's reportable segment information follows:

                                                                 Three Months Ended March 31, 2007
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors         Fragrances      Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 243,442       $ 322,659       $      -          $  566,101
                                                ====================================================================

Operating profit                                   $  44,814       $  58,868       $ (8,422)             95,260
                                                ================================================
Interest expense                                                                                        (8,314)
Other income (expense), net                                                                                167
                                                                                                --------------------
Income before taxes on income                                                                         $  87,113
                                                                                                ====================

                                                                 Three Months Ended March 31, 2006
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors         Fragrances      Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 219,510       $ 291,922       $      -           $ 511,432
                                                ====================================================================

Segment profit                                     $  38,103       $  51,604       $ (7,993)          $  81,714
Restructuring and other charges                         (652)             23            (32)               (661)
                                                --------------------------------------------------------------------
Operating profit                                   $  37,451       $  51,627       $ (8,025)             81,053
                                                ================================================
Interest expense                                                                                         (5,373)
Other income (expense), net                                                                                (439)
                                                                                                --------------------
Income before taxes on income                                                                         $  75,241
                                                                                                ====================

     Segment assets were $973 million for Flavors and $1,245 million for Fragrances at December 31, 2006. Global segment assets were $261 million at December 31, 2006. There were no significant changes in segment assets from December 31, 2006 to March 31, 2007.

Note  11. Retirement Benefits:

     For the quarters ended March 31, 2007 and 2006, pension expense included the following components:

                                                                      U.S. Plans                        Non-U.S. Plans
                                                            -------------------------------      ------------------------------
(DOLLARS IN THOUSANDS)                                          2007             2006                2007            2006
--------------------------------------------------------    --------------   --------------      -------------   --------------
Service cost for benefits earned                                  $ 2,504          $ 2,636            $ 2,617          $ 3,189
Interest cost on projected benefit obligation                       5,687            5,465              8,173            7,007
Expected return on plan assets                                     (5,922)          (5,493)           (12,124)          (9,459)
Net amortization and deferrals                                      1,551            2,015              1,395            2,103
                                                            --------------   --------------      -------------   --------------
Defined benefit plans                                               3,820            4,623                 61            2,840
Defined contribution and other retirement plans                       995              814                909              804
                                                            --------------   --------------      -------------   --------------
Total pension expense                                             $ 4,815          $ 5,437            $   970          $ 3,644
                                                            ==============   ==============      =============   ==============

     In 2007, the Company expects to contribute $3 million and $24 million to its U.S. pension plans and non-U.S. pension plans, respectively. In the quarter ended March 31, 2007, no contributions were made to the Company's qualified plan and $1 million of contributions for benefit payments were made to a non-qualified plan; $3 million of contributions were made to the non-U.S. plans.

     For the quarters ended March 31, 2007 and 2006, expense recognized for postretirement benefits other than pensions included the following components:

(DOLLARS IN THOUSANDS)                             2007            2006
---------------------------------------------   ------------   -------------
Service cost for benefits earned                     $ 766           $ 856
Interest on benefit obligation                       1,542           1,575
Net amortization and deferrals                         (37)            191
                                                ------------   -------------
Total postretirement benefit expense               $ 2,271          $2,622
                                                ============   =============

     In the quarter ended March 31, 2007, $1 million of contributions were made; the Company expects to contribute $3 million to its postretirement benefit plans in 2007.

Note 12. Commitments and Contingencies:

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

     The Company has recognized its expected liability with respect to these claims in Other current liabilities and expected recoveries from its insurance carrier group in other receivables recorded in Other current assets in the accompanying balance sheet. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies, the financial strength of the insurance carrier group and the payment experience to date of the carrier group as it relates to these claims.

Item 2.  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition
-------------------

Overview
--------

     The Company is a leading creator and manufacturer of compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products.

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

     The Company's strategic direction is defined by the following:

          -    Be a global leader in fragrances and flavors; and
          -    Provide our customers with differentiated solutions.

     The Company's plan to achieve this strategy is to:

          - Execute on our business unit focus that will align management and resources with the needs of its strategic customers and provide greater accountability; this will drive improved results.

          - Focus its research and development efforts on those projects considered most likely to drive future profitable growth. The Company anticipates much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology.
          - Provide quality products, safe and suitable for inclusion in its customers' end products; an essential element is the consistent quality and safety of raw materials achieved through a combination of steps including but not limited to vendor certification and quality assurance testing.
          - Continuously improving its operations and customer service supported by the global enterprise requirements planning software package ("SAP"), and related initiatives.
          - Build a culture that attracts, retains and develops the best talent in the world. The customers, shareholders and employees expect the best.

     As implementation of our strategy progresses, setting strategic initiatives requires regular establishment and reassessment of priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Operations
----------

First Quarter 2007
------------------

     First quarter 2007 sales totaled $566 million, increasing 11% over the prior year quarter; fragrance and flavor sales each increased 11%. Reported sales for the 2007 quarter benefited from the generally weaker U.S. dollar, mainly against the Euro and Pound Sterling, during the quarter; at comparable exchange rates, sales would have increased 6% in comparison to the 2006 quarter. Fragrance sales were led by increases of 11% and 17% in fine fragrances and fragrance ingredients. Fine fragrance growth was driven primarily by new product introductions while ingredient growth was mainly volume related. Functional fragrance sales increased 5% on a combination of new wins and improved volumes.

     Flavor sales increased based on both new wins and volume growth.

     Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, follows:

                                                       % Change in Sales-First Quarter 2007 vs First Quarter 2006
                                                  -------------------------------------------------------------------------
                                                     Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                                  -------------------------------------------------------------------------
North America                  Reported               15%         12%         3%          11%          4%          8%

Europe                         Reported               6%          11%         35%         15%         11%         13%
                               Local Currency        -3%           2%         24%          5%          2%          4%

Latin America                  Reported               21%        -10%         14%          1%         14%          4%

Greater Asia                   Reported               7%          3%          -2%          2%         18%         11%
                               Local Currency         4%          0%          -2%          1%         15%          9%

Total                          Reported               11%         5%          17%         11%         11%         11%
                               Local Currency          5%         1%          13%          5%          7%          6%
                                                  -------------------------------------------------------------------------

- North America growth was strong across both business segments. Fine fragrance growth was driven mainly by new product introductions of $4 million; functional fragrances and ingredients growth was primarily volume related with increases of $4 million and $1 million, respectively. Flavors sales growth resulted mainly from new product introductions of $2 million.
- Europe ingredients sales growth was strong primarily due to volume increases of $12 million partially offset by price declines of $4 million. Functional fragrance growth was mainly the result of new product introductions of $4 million, partially offset by volume declines; the fine fragrance performance was due to volume declines. Flavors growth was the result of new product introductions of $2 million.

- Latin America sales growth resulted primarily from new product introductions of $3 million in fine fragrances. Ingredients and functional fragrance performance were primarily volume related. Flavors growth was the result of new product introductions of $3 million.
- Greater Asia sales growth was driven by volume increases of $10 million in flavors. Fragrance performance in all categories was primarily volume related.

The percentage relationship of cost of goods sold and other operating expenses to sales for the first quarter are detailed below.

                                                    First Quarter
                                               -------------------------
                                                  2007          2006
                                               -----------   -----------
Costs of Goods Sold                                58.2%         57.6%
Research and Development Expenses                   8.2%          8.9%
Selling and Adminstrative Expenses                 16.1%         16.7%

- Gross profit, as a percentage of sales, declined from the prior quarter mainly as a result of the shift in product mix, notably higher sales of fragrance ingredients and flavor compounds; ingredient price declines contributed to the decline. Gross margin was also impacted by underabsorption of manufacturing costs at the new fragrance ingredient facility in China, which continues to scale up production.
- Research and Development ("R&D") expenses as a percent of sales declined compared to the prior year mainly due to such expenses increasing at a slower rate than sales during the quarter.
- Selling and Administrative ("S&A") expenses, as a percentage of sales, was 16.1% in the current quarter compared to 16.7% in 2006; the decline resulted mainly from headcount reductions during 2006, many of whom left the Company after the 2006 first quarter.
- Interest expense increased by $3 million mainly due to higher average interest rates on borrowings; the average rate for the 2007 quarter was 4.1% compared to 2.3% for the 2006 quarter.
- The Company's first quarter effective tax rate of 28.0% was favorably impacted by discrete adjustments related to nonrecurring accrual reversals which impact the effective tax rate by a total of 3.7%. The effective tax rate was 28.6% in the prior year quarter.

Income Taxes
------------

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. The adoption of FIN 48 did not have material impact on the Consolidated Financial Statements. See Note 8 for more information.

Reportable Business Segments
----------------------------

     On January 1, 2007, the Company was reorganized into two business segments that reflect its Flavor and Fragrance businesses. This reorganization allows the Company to sharpen its focus on these businesses to drive future profitable growth. The Company previously reported its segments by major geographical region. See Note 10 for more information.

Restructuring and Other Charges
-------------------------------

     As described in Note 2 to the Consolidated Financial Statements in the Company's 2006 Annual Report, the Company has undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions. There have been no charges in the first quarter 2007.

     Movements in restructuring liabilities included in Restructuring and other charges in the accompanying balance sheet, were (in millions):

                                                                    Asset-
                                                   Employee-       Related
                                                    Related       and Other         Total
                                                ---------------------------------------------
Balance December 31, 2006                            $ 12.9          $ 2.4          $ 15.3
Cash and other costs                                   (4.2)             -            (4.2)
                                                --------------  -------------  --------------
Balance March 31, 2007                               $  8.7          $ 2.4          $ 11.1
                                                ==============  =============  ==============

     The balance of employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments totaled $84 million at March 31, 2007 compared to $206 million at March 31, 2006. Working capital totaled $776 million at March 31, 2007 compared to $633 million at December 31, 2006. Additions to property, plant and equipment were $9 million at March 31, 2007. Gross additions to property, plant and equipment are expected to approximate $70 million in 2007.

     Operating cash flows in the first quarter 2007 were $8 million compared to $41 million in the prior year quarter; the decrease was mainly due to payout of $45 million of incentive compensation with respect to 2006 operating results; in the 2006 quarter, payouts totaled $9 million with respect to 2005 results. Increased interest expense paid in the 2007 quarter compared to the prior year quarter also impacted cash flows.

     At March 31, 2007, the Company had $812 million of debt outstanding.

     In January 2007, the Company paid a quarterly cash dividend of $.21 per share to shareholders, a 14% increase from the prior quarter dividend payment. On March 6, 2007, the Company announced its quarterly dividend of $.21 per share payable in April 2007.

     Under the share repurchase program of $300 million authorized in October 2006, the Company repurchased approximately 0.7 million shares in the first quarter of 2007 at a cost of $31 million. At March 31, 2007, the Company had $175 million remaining under the October 2006 Stock Repurchase Plan, representing approximately 3.6 million shares based on a stock price of $48.00 per share. Repurchased shares are available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

     The Company anticipates that its financing requirements will be funded from internal sources and credit facilities currently in place. Cash flows from operations and availability under its existing credit facilities are expected to be sufficient to fund the Company's currently anticipated normal capital spending, dividends and other currently expected cash requirements for at least the next eighteen months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     There are no material changes in market risk from the information provided in the Company's 2006 Annual Report on Form 10-K.

Item 4. Controls and Procedures
-------------------------------

     The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

     The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, 8 cases were tried to a verdict, 4 verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. Subsequently all plaintiff cases related to the Benavides case, including those on appeal, were settled.

     Seventeen other actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

     Trial has been scheduled in the action brought against the Company and another flavor supplier by 29 former and current workers at a Marion, Ohio factory. This case was filed in March 2003 and is pending in the Court of Common Pleas of Hamilton County, Ohio. The Plaintiffs in this case have been divided into trial groups, although no trials have occurred to date. The other flavor company has settled with all plaintiffs and the Company has settled with 17 plaintiffs by confidential agreement. Three other plaintiffs have been dismissed. The first trial is currently scheduled for August 2007 (Arthur case). In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In an action filed in January 2006, the Company and three other flavor suppliers were named defendants in a lawsuit by 1 worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa. The trial is currently scheduled for November 2007 (Kuiper case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 plaintiff brought in the Court of Common Pleas, Hamilton County, Ohio. Trial is set for November 2007 (Mitchell case). In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. Fourteen third party defendants have been added. Trial is currently scheduled for January 2008 (Lopez case). In August 2004, the Company and another flavor supplier were named defendants in a lawsuit by 15 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio. The other flavor supplier settled with all plaintiffs and the Company has settled with 16 plaintiffs by confidential agreement. One other plaintiff has been dismissed. The remaining 5 plaintiffs have been divided into trial groups and the first trial is currently scheduled to be held in June 2007 (Williams case). In March 2005, the Company and 6 other companies were named defendants in a lawsuit by 1 former employee of Bell Flavors and Fragrances, Inc. in an action brought in the Circuit Court of Cook County, Illinois (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker of Brach's Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. Brach's has been added as a third party defendant (Campbell case). In August 2005, the Company and 8 other companies, including a flavor trade association and consulting agency, were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In September 2005, the Company and 23 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Circuit Court of St. Louis County. This case was settled in March 2007 pursuant to a confidential agreement (Bowling case). In November 2005, the Company, a flavor trade association, and a consulting agency were named defendants in a lawsuit by 1 former employee of the Snappy Popcorn Company in Breda, Iowa brought in U.S. District Court for the Northern District of Iowa, Western Division. The trial ready date is July 2007 (Weimer case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 39 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company and 15 other flavor and chemical suppliers were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January

2007, the Company and 3 other flavor suppliers were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 4 former employees of a popcorn packaging plant in Iowa City, Iowa (Blood case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 133 current and former employees of two separate Marion, Ohio factories and 103 spouses of such employees (Aldrich case).

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

     At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

         (c)      Issuer Purchases of Equity Securities
                  -------------------------------------

                                                                        Total Number of Shares          Maximum Dollar Value of
                               Total Number of                           Purchased as Part of            Sharesthat may yet be
                               Shares Purchased   Average Price           Publicly Announced                 purchased under
                                     (1)          Paid per Share              Program (1)                     the Program
                              ------------------- ------------------ ------------------------------ -------------------------------
  January   1 - 31, 2007                -                   -                       -                       $ 206,225,000
  February  1 - 28, 2007              70,000            $48.78                  70,000                      $ 202,811,000
  March     1 - 31, 2007             600,000            $46.78                 600,000                      $ 174,746,000

(1) An aggregate of 670,000 shares of common stock were repurchased during the first quarter of 2007 under a repurchase program announced in October 2006. Under the program, the Board of Directors approved the repurchase by the Company of up to $300 million of its common stock.

Item 6.       Exhibits
              --------

         Number        Description
         ------        ------------

         10.1 Performance Criteria for 2007 under the Company's Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on January 31, 2007.

         10.2 Performance Criteria for the 2007-2009 cycle under the Company's Long Term Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.3          2007 Compensation Arrangements of Robert M. Amen, Douglas
                       J. Wetmore, James H. Dunsdon, Nicolas Mirzayantz, Dennis Meany and Hernan Vaisman incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.4 Non-Employee Director Compensation Arrangements, adopted by the Company's Board of Directors on March 6, 2007, incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.5 2000 Stock Award and Incentive Plan, as amended and restated March 6, 2007, incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 23, 2007.

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

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


           Dated: May 3, 2007      By:  /s/ DOUGLAS J. WETMORE
                                   -----------------------------------
                                   Douglas J. Wetmore, Senior Vice President and
                                           Chief Financial Officer



           Dated:  May 3, 2007     By:   /s/ DENNIS M. MEANY
                                   --------------------------------------
                                    Dennis M. Meany, Senior Vice President,
                                        General Counsel and Secretary

                                  EXHIBIT INDEX


         Number        Description
         ------        ------------

         10.1 Performance Criteria for 2007 under the Company's Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on January 31, 2007.

         10.2 Performance Criteria for the 2007-2009 cycle under the Company's Long Term Incentive Plan, incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.3          2007 Compensation Arrangements of Robert M. Amen, Douglas
                       J. Wetmore, James H. Dunsdon, Nicolas Mirzayantz, Dennis Meany and Hernan Vaisman incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.4 Non-Employee Director Compensation Arrangements, adopted by the Company's Board of Directors on March 6, 2007, incorporated by reference to the Company's Report on Form 8-K filed on March 12, 2007.

         10.5 2000 Stock Award and Incentive Plan, as amended and restated March 6, 2007, incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 23, 2007.

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

Dated: May 3, 2007
                                             By: /s/ Robert M. Amen
                                             -------------------------------
                                             Name:  Robert M. Amen
                                             Title: Chairman of the Board
                                                    and Chief Executive Officer

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

Dated: May 3, 2007

                                           By: /s/ Douglas J. Wetmore
                                           -------------------------------
                                           Name:   Douglas J. Wetmore
                                           Title:  Senior Vice President
                                                   and Chief Financial Officer

                                                                    Exhibit 32

        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert M. Amen, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/ Robert M. Amen
----------------------------------
Name:  Robert M. Amen
Title: Chairman of the Board
       and Chief Executive Officer
Dated: May 3, 2007



By: /s/ Douglas J. Wetmore
-------------------------------
Name:  Douglas J. Wetmore
Title: Senior Vice President
       and Chief Financial Officer
Dated: May 3, 2007