Form 10-Q
period 2007-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2007-08-07
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2007

                          Commission file number 1-4858

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
             (Exact name of registrant as specified in its charter)


             New York                                  13-1432060
--------------------------------------        ---------------------------------
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

Large accelerated filer [X] Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Number of shares outstanding as of July 27, 2007:  89,344,457

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

ASSETS                                                                                        6/30/07        12/31/06
----------------------------------------------------------------------------------------   -------------  -------------
Current Assets:
     Cash and cash equivalents                                                          $       124,171 $      114,508
     Short-term investments                                                                         583            604
     Trade receivables                                                                          427,608        369,870
     Allowance for doubtful accounts                                                            (12,597)       (12,715)

     Inventories:      Raw materials                                                            218,854        213,675
                       Work in process                                                            9,201         12,686
                       Finished goods                                                           226,682        220,245
                                                                                           -------------  -------------
                       Total Inventories                                                        454,737        446,606
     Deferred income taxes                                                                       64,255         89,448
     Other current assets                                                                        95,559         71,482
                                                                                           -------------  -------------
     Total Current Assets                                                                     1,154,316      1,079,803
                                                                                           -------------  -------------
Property, Plant and Equipment, at cost                                                        1,103,172      1,074,772
Accumulated depreciation                                                                       (620,311)      (579,648)
                                                                                           -------------  -------------
                                                                                                482,861        495,124
                                                                                           -------------  -------------
Goodwill                                                                                        665,582        665,582
Intangible Assets, net                                                                           73,023         80,134
Other Assets                                                                                    171,206        158,261
                                                                                           -------------  -------------
Total Assets                                                                            $     2,546,988 $    2,478,904
                                                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY                                                         6/30/07        12/31/06
----------------------------------------------------------------------------------------   -------------  -------------
Current Liabilities:
     Bank borrowings and overdrafts                                                     $        18,982 $       15,897
     Accounts payable                                                                           114,157        111,661
     Accrued payrolls and bonuses                                                                39,383         71,976
     Dividends payable                                                                           19,017         18,764
     Income taxes                                                                                     -         45,251
     Other current liabilities                                                                  160,408        183,222
                                                                                           -------------  -------------
     Total Current Liabilities                                                                  351,947        446,771
                                                                                           -------------  -------------
Other Liabilities:
     Long-term debt                                                                             785,774        791,443
     Deferred gains                                                                              63,172         64,686
     Retirement liabilities                                                                     167,664        170,719
     Other liabilities                                                                          183,775        100,117
                                                                                           -------------  -------------
     Total Other Liabilities                                                                  1,200,385      1,126,965
                                                                                           -------------  -------------
Commitments and Contingencies (Note 12)

Shareholders' Equity:
     Common stock 12 1/2 cents par value; authorized 500,000,000 shares;
           issued 115,761,840 shares                                                             14,470         14,470
     Capital in excess of par value                                                              84,823         96,635
     Retained earnings                                                                        2,011,852      1,909,599
     Accumulated other comprehensive income:
          Cumulative translation adjustment                                                     (14,852)       (31,854)
          Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)               155         (2,465)
          Pension and postemployment liability adjustment (net of tax)                         (156,011)      (162,553)
                                                                                           -------------  -------------
                                                                                              1,940,437      1,823,832
     Treasury stock, at cost - 26,470,300 shares in 2007 and 26,344,638 shares in 2006         (945,781)      (918,664)
                                                                                           -------------  -------------
     Total Shareholders' Equity                                                                 994,656        905,168
                                                                                           -------------  -------------
Total Liabilities and Shareholders' Equity                                              $     2,546,988 $    2,478,904
                                                                                           =============  =============

See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                        CONSOLIDATED STATEMENT OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                  3 Months Ended 6/30                6 Months Ended 6/30
                                                            -------------------------------   -------------------------------
                                                                 2007             2006             2007            2006
                                                            --------------  ---------------   --------------  ---------------
Net sales                                                      $  573,726       $  530,505     $  1,139,827    $   1,041,937
                                                            --------------  ---------------   --------------  ---------------
Cost of goods sold                                                327,668          302,889          657,050          597,707
Research and development expenses                                  48,760           45,588           95,392           91,190
Selling and administrative expenses                                91,198           87,684          182,469          173,272
Amortization of intangibles                                         3,555            3,711            7,111            7,421
Restructuring and other charges                                         -             (304)               -              357
Interest expense                                                    8,396            6,300           16,710           11,673
Other (income) expense, net                                        (2,819)            (286)          (2,986)             153
                                                            --------------  ---------------   --------------  ---------------
                                                                  476,758          445,582          955,746          881,773
                                                            --------------  ---------------   --------------  ---------------
Income before taxes on income                                      96,968           84,923          184,081          160,164
Taxes on income                                                    18,596           23,741           43,020           45,292
                                                            --------------  ---------------   --------------  ---------------
Net income                                                         78,372           61,182          141,061          114,872
Other comprehensive income:
     Foreign currency translation adjustments                      17,659            9,517           17,002           14,354
     Accumulated gains (losses) on derivatives qualifying
             as hedges (net of tax)                                 1,177          (18,553)           2,620          (17,747)
     Pension and postemployment plan
             adjustment (net of tax)                                2,756                -            6,542                -
                                                            --------------  ---------------   --------------  ---------------
Comprehensive income                                           $   99,964       $   52,146      $   167,225     $    111,479
                                                            ==============  ===============   ==============  ===============

Net Income per share - basic                                        $0.88            $0.67            $1.58            $1.26

Net Income per share - diluted                                      $0.87            $0.67            $1.56            $1.25

Average number of shares outstanding - basic                       89,174           90,869           89,276           91,202

Average number of shares outstanding - diluted                     90,124           91,787           90,391           91,997

Dividends declared per share                                       $0.210           $0.185           $0.420           $0.370


See Notes to Consolidated Financial Statements

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                --------------------------------
                                                                                     2007              2006
                                                                                --------------   ---------------
Cash flows from operating activities:
Net income                                                                      $    141,061      $    114,872
Adjustments to reconcile to net cash provided by operations:
     Depreciation and amortization                                                    42,287            44,602
     Deferred income taxes                                                             4,629               329
     Gain on disposal of assets                                                       (6,737)           (3,881)
     Equity based compensation                                                         8,248             8,094
     Changes in assets and liabilities:
          Current receivables                                                        (54,058)          (60,327)
          Inventories                                                                 (1,258)            1,163
          Current payables                                                           (38,535)           (2,336)
          Changes in other assets                                                      2,361            16,358
          Changes in other liabilities                                                 1,836             1,886
                                                                                --------------   ---------------
Net cash provided by operations                                                       99,834           120,760
                                                                                --------------   ---------------
Cash flows from investing activities:
     Net change in short-term investments                                               (311)               25
     Additions to property, plant and equipment                                      (21,331)          (19,806)
     Proceeds from disposal of assets                                                  8,751             6,504
                                                                                --------------   ---------------
Net cash used in investing activities                                                (12,891)          (13,277)
                                                                                --------------   ---------------
Cash flows from financing activities:
     Cash dividends paid to shareholders                                             (37,230)          (33,990)
     Net change in bank borrowings and overdrafts                                       (496)          (32,508)
     Proceeds from long-term debt                                                          -           281,521
     Repayments of long-term debt                                                          -          (499,306)
     Proceeds from issuance of stock under stock-based compensation plans             36,461            23,146
     Excess tax benefits on stock options exercised                                    3,914               205
     Purchase of treasury stock                                                      (80,711)          (91,315)
                                                                                --------------   ---------------
Net cash used in financing activities                                                (78,062)         (352,247)
                                                                                --------------   ---------------
Effect of exchange rate changes on cash and cash equivalents                             782             2,052
                                                                               --------------   ---------------
Net change in cash and cash equivalents                                                9,663          (242,712)
Cash and cash equivalents at beginning of year                                       114,508           272,545
                                                                                --------------   ---------------
Cash and cash equivalents at end of period                                      $    124,171     $      29,833
                                                                                ==============   ===============
Interest paid                                                                   $     19,553     $      24,051

Income taxes paid                                                               $     21,866     $      19,594

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
------------------------------------------

     These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in the Company's 2006 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company's management, all adjustments, including normal recurring accruals necessary for a fair presentation of the results for the interim periods, have been made.

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

Note 3.  Net Income Per Share:

     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

                                                       Three Months Ended June 30,          Six Months Ended June 30,
                                                 -----------------------------------   -----------------------------------
     (Shares in thousands)                            2007               2006               2007               2006
     -----------------------------------------   ----------------   ----------------   ----------------   ----------------
     Basic                                                89,174             90,869             89,276             91,202
     Assumed conversion under stock plan                     950                918              1,115                795
                                                 ----------------   ----------------   ----------------   ----------------
     Diluted                                              90,124             91,787             90,391             91,997
                                                 ================   ================   ================   ================

     Stock options to purchase 142,496 and 131,248 shares were outstanding for the second quarter and the first six months of 2007, respectively, and 1,014,897 and 1,445,136 for the second quarter and first six months of 2006, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 4. Restructuring and Other Charges:

     As described in Note 2 to the Consolidated Financial Statements in the Company's 2006 Annual Report, the Company had undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

     Movements  in   restructuring   liabilities,   included  in  Other  current
liabilities in the accompanying balance sheet, were (in millions):

                                                                   Asset-
                                                   Employee-      Related
                                                    Related       and Other          Total
                                                -------------  --------------  --------------
Balance December 31, 2006                          $  12.9         $  2.4         $  15.3
Cash and other costs                                  (7.5)          (2.1)           (9.6)
                                                --------------  -------------  --------------
Balance June 30, 2007                              $   5.4         $  0.3         $   5.7
                                                ==============  =============  ==============

     The balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 5.  Goodwill and Other Intangible Assets, Net:

     Goodwill by operating segment at June 30, 2007 and December 31, 2006 is as follows:

(DOLLARS IN THOUSANDS)                                                       Amount
--------------------------------------------------------                  --------------
Flavors                                                                   $     319,479
Fragrances                                                                      346,103
                                                                          --------------
     Total                                                                $     665,582
                                                                          ==============

         Trademark and other intangible assets consist of the following amounts:

                                                             June 30,          December 31,
(DOLLARS IN THOUSANDS)                                         2007               2006
------------------------------------------------------   ---------------    ----------------
Gross carrying value                                      $     165,406       $     165,406
Accumulated amortization                                         92,383              85,272
                                                         ---------------    ----------------
   Total                                                  $      73,023       $      80,134
                                                         ===============    ================

     Amortization expense for the six months ended June 30, 2007 was $7.1 million compared to $7.4 million for the six months ended June 30, 2006; estimated annual amortization is $13 million in 2007, $6 million in 2008 through 2012 and $37 million thereafter.

Note 6. Comprehensive Income:

     Changes  in  the  Accumulated  other  comprehensive   income  component  of
shareholders' equity were as follows:

                                                           Accumulated (losses)         Pension and
                                                           gains on derivatives        postemployment
                                        Translation       qualifying as hedges,       plan adjustment,
(DOLLARS IN THOUSANDS)                  adjustments             net of tax               net of tax              Total
----------------------------------  --------------------  ------------------------- ---------------------- -------------------
Balance December 31, 2006                $ (31,854)            $ (2,465)                $ (162,553)           $ (196,872)
Change                                      17,002                2,620                      6,542                26,164
                                    --------------------  ------------------------- ---------------------- -------------------
Balance June 30, 2007                    $ (14,852)            $    155                 $ (156,011)           $ (170,708)
                                    ====================  ========================= ====================== ===================

                                                           Accumulated (losses)           Minimum
                                                           gains on derivatives           pension
                                        Translation       qualifying as hedges,         obligation,
(DOLLARS IN THOUSANDS)                  adjustments             net of tax               net of tax              Total
----------------------------------  --------------------  ------------------------- ---------------------- -------------------
Balance December 31, 2005                $ (47,369)            $ (2,606)                $ (100,380)           $ (150,355)
Change                                      14,354              (17,747)                         -                (3,393)
                                    --------------------  ------------------------- ---------------------- -------------------
Balance June 30, 2006                    $ (33,015)            $(20,353)                $ (100,380)           $ (153,748)
                                    ====================  ========================= ====================== ===================

Note 7. Borrowings:

         Debt consists of the following:

(DOLLARS IN THOUSANDS)                                  Rate        Maturities       June 30, 2007          December 31, 2006
--------------------------------------------------- -------------  ------------ ----------------------   ----------------------
Bank borrowings and overdrafts                                                               $ 18,982                 $ 15,897
                                                                                ----------------------   ----------------------
Total current debt                                                                             18,982                   15,897
                                                                                ----------------------   ----------------------
Senior notes                                               5.94%       2009-16                375,000                  375,000
Bank borrowings                                            4.29%       Various                289,584                  287,904
Japanese Yen notes                                         2.45%       2008-11                120,377                  127,684
Other                                                                     2011                     32                       38
Deferred realized gains on interest rate swaps                                                    781                      817
                                                                                ----------------------   ----------------------
Total long-term debt                                                                          785,774                  791,443
                                                                                ----------------------   ----------------------
Total debt                                                                                  $ 804,756                $ 807,340
                                                                                ======================   ======================

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

     As of the adoption date, the Company had $73 million of gross unrecognized tax benefits; if recognized, $72 million, net of federal benefits, would have been recorded as a component of income tax expense and affect the effective tax rate. At June 30, 2007, the Company had $71 million of gross unrecognized tax benefits. If recognized, $70 million, net of federal benefits, would be recorded as a component of income tax expense and affect the effective tax rate.

     The Company has consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2006, the Company had accrued $7 million of interest and penalties. On adoption of FIN 48, this balance was reclassified to Other liabilities.

     The Company conducts business globally and remains open to examination in several tax jurisdictions for various years from 2000 to 2006. The Company is currently under examination in several significant tax jurisdictions for various years from 2001 to 2006. Each examination is expected to be completed during the next twelve months and it is reasonably possible that a change in certain unrecognized tax benefits may occur; currently, it is not reasonably possible to estimate the magnitude of these changes.

     During the second quarter 2007, the effective tax rate was favorably impacted by the reversal of $10 million of previously established tax accruals no longer required based on rulings obtained from applicable tax jurisdictions. The effective tax rate for the quarter was 19% compared with 28% in the prior year quarter, reflecting the above tax ruling benefit. This tax ruling favorably impacted the effective tax rate for the quarter by approximately 11%.

Note  9. Equity Compensation Plans:

     The Company has various plans under which the Company's officers, senior management, other key employees and directors may be granted equity-based awards including restricted stock, restricted stock units ("RSU's"), stock settled appreciation rights ("SSAR's") or stock options to purchase the Company's common stock.

     In 2007, the Company's Board of Directors determined to change the operating methodology of the Company's Long Term Incentive Plan ("LTIP") for executive officers and other Company executives beginning with the three year cycle from 2007 through 2009 and thereafter. Under the modified LTIP plan, awards will be based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors at the start of each cycle. The targeted payout of the LTIP 2007 - 2009 cycle and thereafter will be 50% cash and 50% Company stock. The number of shares for the 50% stock portion will be determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with the Company during the cycle to receive the award.

     Principal assumptions used in the Binomial model were:

                                                                        2007            2006
                                                                      -------         --------
                  Weighted average fair value of options and
                  SSAR's granted during the period                     $11.50           $7.60

                  Assumptions:
                    Expected volatility                                 21.8%           21.3%
                    Expected dividend yield                              1.6%            2.1%
                    Risk-free interest rate                              5.0%            5.0%
                    Expected life, in years                              5               5

     Stock option and SSAR activity for the six months ended June 30, 2007 was as follows:

                                                                        Weighted
                                                Shares Subject to       Average
(SHARE AMOUNTS IN THOUSANDS)                      Options/SSAR's     Exercise Price
----------------------------------------------  ----------------- -----------------
Balance at December 31, 2006                               3,633             $33.56
     Exercised                                              (439)            $31.72
     Cancelled                                                (4)            $30.82
                                                ----------------- ------------------
Balance at March 31, 2007                                  3,190             $33.91
     Granted                                                 254             $51.47
     Exercised                                              (590)            $36.51
     Cancelled                                               (53)            $41.50
                                                ----------------- ------------------
Balance at June 30, 2007                                   2,801             $35.41
                                                ================= ==================

     Restricted stock and RSU activity for the six months ended June 30, 2007 was as follows:

                                                                    Weighted
                                                                Average Grant Date
                                                    Number          Fair Value
(SHARE AMOUNTS IN THOUSANDS)                       of Shares       Per Share
-----------------------------------------------  ------------- -------------------
Balance at December 31, 2006                            1,346              $37.22
     Cancelled                                            (16)             $38.10
                                                 ------------- -------------------
Balance at March 31, 2007                               1,330              $37.21
     Granted                                              418              $51.78
     Vested                                              (420)             $50.89
     Cancelled                                            (20)             $38.40
                                                 ------------- -------------------
Balance at June 30, 2007                                1,308              $42.53
                                                 ============= ===================

     Pre-tax expense related to all forms of equity compensation were as follows:

                                                                   Three Months Ended                    Six Months Ended
(DOLLARS IN THOUSANDS)                                          2007                 2006             2007              2006
-----------------------------------                       ------------------   -----------------  --------------    --------------
Restricted stock and RSU's                                          $ 2,971             $ 4,392         $ 6,441           $ 5,915
Stock options and SSAR's                                              1,000                 840           1,807             2,179
                                                          ------------------   -----------------  --------------    --------------
        Total equity compensation expense                           $ 3,971             $ 5,232         $ 8,248           $ 8,094
                                                          ==================   =================  ==============    ==============

     Tax related benefits of $1.5 million and $2.6 million were recognized for the second quarter and first six months of 2007, respectively, and $1.4 million and $2.6 million for the second quarter and first six months of 2006, respectively.

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

     The Company's reportable segment information follows:

                                                                 Three Months Ended June 30, 2007
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors        Fragrances       Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 252,541       $ 321,185        $      -         $ 573,726
                                                ====================================================================

Operating profit                                   $  52,580       $  58,273        $ (8,308)          102,545
                                                ================================================

Interest expense                                                                                        (8,396)
Other income (expense), net                                                                              2,819
                                                                                                --------------------
Income before taxes on income                                                                         $ 96,968
                                                                                                ====================

                                                                Three Months Ended June 30, 2006
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors        Fragrances       Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 226,920       $ 303,585        $      -         $ 530,505
                                                ====================================================================

Segment profit                                     $  38,438       $  58,794        $ (6,599)        $  90,633
Restructuring and other charges                        1,625            (897)           (424)              304
                                                --------------------------------------------------------------------
Operating profit                                   $  40,063       $  57,897        $ (7,023)           90,937
                                                ================================================

Interest expense                                                                                        (6,300)
Other income (expense), net                                                                                286
                                                                                                --------------------
Income before taxes on income                                                                        $  84,923
                                                                                                ====================

                                                                Six Months Ended June 30, 2007
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors        Fragrances       Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 495,983       $ 643,844        $      -        $1,139,827
                                                ====================================================================

Operating profit                                   $  97,394       $ 117,141        $(16,730)          197,805
                                                ================================================

Interest expense                                                                                       (16,710)
Other income (expense), net                                                                              2,986
                                                                                                --------------------
Income before taxes on income                                                                       $  184,081
                                                                                                ====================

                                                                Six Months Ended June 30, 2006
                                                --------------------------------------------------------------------
                                                                                     Global
(DOLLARS IN THOUSANDS)                              Flavors        Fragrances       Expenses       Consolidated
--------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 446,430       $ 595,507       $       -        $1,041,937
                                                ====================================================================

Segment profit                                     $  76,541       $ 110,398       $ (14,592)       $  172,347
Restructuring and other charges                          973            (874)           (456)             (357)
                                                --------------------------------------------------------------------
Operating profit                                   $  77,514       $ 109,524       $ (15,048)          171,990
                                                ================================================

Interest expense                                                                                       (11,673)
Other income (expense), net                                                                               (153)
                                                                                                --------------------
Income before taxes on income                                                                        $ 160,164
                                                                                                ====================

     Segment assets were $973 million for Flavors and $1,245 million for Fragrances at December 31, 2006. Global segment assets were $261 million at December 31, 2006. There were no significant changes in segment assets from December 31, 2006 to June 30, 2007.

Note 11. Retirement Benefits:

     Pension expense included the following components:

                      U.S. Plans                          Three Months Ended June 30,               Six Months Ended June 30,
(DOLLARS IN THOUSANDS)                                      2007                2006                 2007              2006
----------------------------------------------------  -----------------   -----------------      --------------   ----------------
Service cost for benefits earned                               $ 2,504             $ 2,636             $ 5,008            $ 5,272
Interest cost on projected benefit obligation                    5,687               5,465              11,374             10,930
Expected return on plan assets                                  (5,922)             (5,493)            (11,844)           (10,986)
Net amortization and deferrals                                   1,551               2,015               3,102              4,030
                                                      -----------------   -----------------      --------------   ----------------
Defined benefit plans                                            3,820               4,623               7,640              9,246
Defined contribution and other retirement plans                  1,667                 731               2,662              1,545
                                                      -----------------   -----------------      --------------   ----------------
Total pension expense                                          $ 5,487             $ 5,354            $ 10,302           $ 10,791
                                                      =================   =================      ==============   ================

                    Non-U.S. Plans                        Three Months Ended June 30,               Six Months Ended June 30,
(DOLLARS IN THOUSANDS)                                      2007                2006                 2007              2006
----------------------------------------------------  -----------------   -----------------      --------------   ----------------
Service cost for benefits earned                               $ 2,617             $ 3,189             $ 5,234            $ 6,378
Interest cost on projected benefit obligation                    8,173               7,007              16,346             14,014
Expected return on plan assets                                 (12,124)             (9,459)            (24,248)           (18,918)
Net amortization and deferrals                                   1,395               2,103               2,790              4,206
                                                      -----------------   -----------------      --------------   ----------------
Defined benefit plans                                               61               2,840                 122              5,680
Defined contribution and other retirement plans                  1,029                 812               1,938              1,615
                                                      -----------------   -----------------      --------------   ----------------
Total pension expense                                          $ 1,090             $ 3,652             $ 2,060            $ 7,295
                                                      =================   =================      ==============   ================

     The Company expects to contribute $3 million to its qualified U.S. pension plans in 2007. No contributions were made to these plans in the first six months of 2007. In the quarter and six months ended June 30, 2007, $1 million and $2 million of benefit payments were made, respectively, with respect to the non-qualified plan. The Company expects to contribute $24 million to its non-U.S. pension plans in 2007. In the quarter and six months ended June 30, 2007, $4 million and $7 million of contributions were made, respectively, to these plans.

     Expense recognized for postretirement benefits other than pensions included the following components:

                                                       Three Months Ended June 30,                Six Months Ended June 30,
(DOLLARS IN THOUSANDS)                                 2007                  2006                2007                2006
---------------------------------------------   -------------------    ------------------  -----------------   ------------------
Service cost for benefits earned                             $ 766                 $ 856            $ 1,532              $ 1,712
Interest on benefit obligation                               1,542                 1,575              3,084                3,150
Net amortization and deferrals                                 (37)                  191                (74)                 382
                                                -------------------    ------------------  -----------------   ------------------
Total postretirement benefit expense                       $ 2,271               $ 2,622            $ 4,542              $ 5,244
                                                ===================    ==================  =================   ==================

     The Company expects to contribute $3 million to its postretirement benefit plans in 2007. In the quarter and six months ended June 30, 2007, $1 million and $2 million of contributions were made, respectively.

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

     - Continuously improving its operations, customer service and related initiatives.

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

Operations
----------

Second Quarter 2007
-------------------

     Second quarter 2007 sales totaled $574 million, increasing 8% over the prior year quarter; fragrance and flavor sales increased 6% and 11%, respectively. Reported sales for the 2007 quarter benefited from the generally weaker U.S. dollar, mainly against the Euro and Pound Sterling, during the quarter; at comparable exchange rates, sales would have increased 5%.

     Fragrance sales increased 6%, led by 11% growth in fine fragrance and beauty care sales, as a result of new product introductions and the continued success of existing creations. Functional fragrance and ingredient sales increased 4% and 1%, respectively.

     Flavor sales grew 11%, due to a combination of new wins and volume growth. Flavor sales increased in each region, both in local currency and U.S. dollars.

     Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, follows:

                                          % Change in Sales- Second Quarter 2007 vs. Second Quarter 2006
                                     ----------------------------------------------------------------------------
                                        Fine       Func'l.       Ingr.     Total Frag.   Flavors       Total
                                     ----------------------------------------------------------------------------
North America  Reported                   7%         11%          -1%           6%          7%           7%

Europe         Reported                  13%         14%           1%          11%         11%          11%
               Local Currency             6%          7%          -4%           4%          5%           4%

Latin America  Reported                   7%        -11%          -5%          -6%         18%           1%

Greater Asia   Reported                  15%          -            8%           5%         13%          10%
               Local Currency            12%         -1%           9%           4%         10%           8%

Total          Reported                  11%          4%           1%           6%         11%           8%
               Local Currency             7%          2%          -2%           3%          8%           5%
                                     ----------------------------------------------------------------------------

  - North America fine fragrance growth was driven mainly by new product introductions of $3 million partially offset by volume declines; functional fragrance growth was primarily volume related. Ingredients volume growth was offset by pricing declines. Flavors sales growth resulted mainly from new product introductions of $6 million.
   - Europe sales growth was strong across both business segments. Flavor sales growth resulted mainly from new product introductions of $7 million. Fine fragrance and functional fragrance growth was strong primarily due to new product introductions of $9 million and $6 million, respectively. Ingredients performance was negatively impacted by pricing and some shifting of orders by customers.

   - Latin America sales growth resulted primarily from new product introductions of $3 million in fine fragrances. Functional fragrance performance reflects the short-term impact of some product erosion. Volume and pricing declines impacted ingredient sales. Flavors growth was the result of new product introductions of $5 million.
   - Greater Asia sales growth was driven by new product introductions of $8 million and volume increases of $3 million in flavors. Fragrance growth was mainly the result of new product introductions of $6 million. Ingredient growth was volume related.

     The percentage relationship of cost of goods sold and other operating expenses to sales for the second quarter 2007 and 2006 are detailed below.

                                                              Second Quarter
                                                         ------------------------
                                                            2007          2006
                                                         -----------   ----------
Costs of Goods Sold                                         57.1%         57.1%
Research and Development Expenses                            8.5%          8.6%
Selling and Adminstrative Expenses                          15.9%         16.5%

   - Gross profit, as a percentage of sales, totaled 42.9%, same as the prior year quarter. The sales growth drove improved expense absorption, most notably in flavors; lower selling prices for fragrance ingredients and the impact of scaling up production in the new fragrance ingredient facility in China offset this improvement.
   - Research and Development ("R&D") expenses, as a percentage of sales, were essentially the same as the prior year quarter.
   - Selling and Administrative ("S&A") expenses, as a percentage of sales, were 15.9% in the current quarter compared to 16.5% in 2006; reflecting good cost control.
   - Interest expense increased by $2 million from the prior year, primarily due to higher average interest rates on borrowings; the average interest rate for the second quarter was 4.2% compared to 3.3% for the 2006 quarter.
   - The Company's second quarter effective tax rate was 19% compared to 28% in the prior year quarter. During the second quarter 2007, the tax rate benefited by 11 percentage points resulting from the reversal of $10 million of previously established tax accruals no longer required based on rulings obtained from applicable tax jurisdictions.

First Six Months 2007
---------------------

     Sales for the six-month period ended June 30, 2007 totaled $1,140 million.

     Fragrance sales were led by higher fine and beauty sales of 11%, driven by both new product introductions and continued success of existing creations. Fragrance ingredient sales grew 10%, driven mainly by higher volumes, partially offset by lower average selling prices. Functional fragrance sales increased 5%.

     Flavor sales increased 11% due to a combination of new wins and volume growth of existing creations.

     Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, follows:

                                           % Change in Sales- Six Months 2007 vs. Six Months 2006
                                    ------------------------------------------------------------------------
                                       Fine       Func'l.      Ingr.    Total Frag.   Flavors      Total
                                    ------------------------------------------------------------------------
North America   Reported                12%         13%          1%         10%          6%          8%

Europe          Reported                10%         12%         20%         13%         11%         12%
                Local Currency           2%          4%         12%          5%          3%          4%

Latin America   Reported                14%        -11%          5%         -2%         16%          3%

Greater Asia    Reported                11%          1%          3%          4%         16%         11%
                Local Currency           9%         -1%          3%          2%         13%          8%

Total           Reported                11%          5%         10%          8%         11%          9%
                Local Currency           7%          2%          7%          5%          8%          6%
                                    ------------------------------------------------------------------------

   - North America fine fragrance growth was driven mainly by new product introductions of $6 million; functional fragrances growth resulted from new product introductions of $2 million and volume increases of $5 million. Ingredients volume growth was partially offset by pricing declines. Flavors sales growth resulted mainly from new product introductions of $8 million.
   - Europe flavor sales growth resulted mainly from new product introductions and volume increases of $9 million and $2 million, respectively. Functional fragrance growth was strong primarily due to new product introductions of
     $11 million. The growth in fine fragrance related to new product introductions of $14 million but was offset by volume declines. Ingredient performance growth of $13 million was volume related.
   - Latin America sales growth resulted primarily from new product introductions of $6 million in fine fragrances. Functional fragrance performance was primarily volume related, reflecting the short-term impact of some product erosion. Flavors growth was the result of new product introductions of $8 million.
   - Greater Asia sales growth was driven by new product introductions of $12 million and volume increases of $12 million in flavors. Fragrance growth was mainly the result of new product introductions of $6 million.

     The percentage relationship of cost of goods sold and other operating expenses to sales for the six-month period ended June 30, 2007 and 2006 are detailed below.

                                                             First Six Months
                                                         -------------------------
                                                            2007          2006
                                                         -----------   -----------
Costs of Goods Sold                                        57.6%         57.4%
Research and Development Expenses                           8.4%          8.8%
Selling and Adminstrative Expenses                         16.0%         16.6%

   - Gross profit, as a percentage of sales, declined slightly from the prior year period mainly as a result of product mix, notably higher sales of fragrance ingredients and flavor compounds; lower selling prices for fragrance ingredients contributed to the decline. Gross margin was also impacted by under absorption of manufacturing costs at the new fragrance ingredient facility in China, which continues to scale up production.
   - Research and Development ("R&D") expenses, as a percentage of sales, declined compared to the prior year mainly due to such expenses increasing at a slower rate than sales during the year.
   - Selling and Administrative (S&A) expenses, as a percentage of sales, were 16.0% in the current quarter compared to 16.6% in the prior year quarter, reflecting good cost control. In addition, savings were further supported by headcount reductions in 2006, many of whom left the Company after the 2006 first quarter.
   - Interest expense increased by $5 million in comparison to the prior year period, primarily due to higher average interest rates on borrowings; the average interest rate for the 2007 period was 4.2% compared to 2.8% for the comparable 2006 period.
   - The effective tax rate was 23% compared to 28% in the prior year period. In 2007, the tax rate benefited by 6% resulting from the reversal of $10 million of previously established tax accruals no longer required based on rulings obtained from applicable tax jurisdictions. The Company currently expects the effective tax rate to approximate 27.0% for 2007.

Income Taxes
------------

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Consolidated Financial Statements. See Note 8 for more information.

Restructuring and Other Charges
-------------------------------

     As described in Note 2 to the Consolidated Financial Statements in the Company's 2006 Annual Report, the Company had undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions. There have been no charges in the second quarter or first six months of 2007.

     Movements  in   restructuring   liabilities,   included  in  Other  current
liabilities in the accompanying balance sheet, were (in millions):

                                                                   Asset-
                                                   Employee-      Related
                                                    Related       and Other          Total
                                                -------------  --------------  --------------
Balance December 31, 2006                              $ 12.9          $ 2.4          $ 15.3
Cash and other costs                                     (7.5)          (2.1)           (9.6)
                                                --------------  -------------  --------------
Balance June 30, 2007                                  $  5.4          $ 0.3          $  5.7
                                                ==============  =============  ==============

     The balance of the employee-related liabilities are expected to be utilized by 2008 as obligations are satisfied; the asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments totaled $125 million at June 30, 2007 compared to $115 million at December 31, 2006. Working capital totaled $802 million at June 30, 2007 compared to $633 million at December 31, 2006. Gross additions to property, plant and equipment were $21 million during the first six months of 2007. Gross additions to property, plant and equipment are expected to approximate $70 million in 2007.

     Operating cash flows for the six months ended June 30, 2007 were $ 100 million compared to $121 million for the six months ended June 30, 2006. The decrease in 2007 compared to the prior year period was mainly due to payout of $45 million of incentive compensation with respect to 2006 operating results paid in 2007; in the 2006 period, payouts totaled $9 million with respect to 2005 results.

     At June 30, 2007, the Company had $805 million of debt outstanding.

     In April 2007, the Company paid a quarterly cash dividend of $.21 per share to shareholders, unchanged from the prior quarter dividend payment. In May 2007, the Company declared a quarterly cash dividend of $.21 per share payable in July 2007. In July 2007, the Company's Board of Directors increased its quarterly dividend to $.23 per share payable on October 4, 2007 to shareholders of record on September 20, 2007.

     Under the share repurchase program of $300 million authorized in October 2006, the Company repurchased approximately 1 million shares in the second quarter of 2007 at a cost of $49 million. For 2007, the Company has repurchased
1.6 million shares at a cost of $81 million. At June 30, 2007, the Company had approximately $125 million remaining under the October 2006 Stock Repurchase Plan. In July 2007, the October 2006 Stock Repurchase Plan was terminated and superseded by a new program authorized by the Company's Board of Directors to repurchase up to 15% or $750 million worth of the Company's outstanding common stock, whichever is less. Funding for the program will be from existing operating cash flows and incremental borrowings of approximately $300-400 million. The Company's current borrowing facilities require that it maintain, at the end of each quarter, a ratio of net debt for borrowed money to EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. The additional contemplated borrowings in connection with the July 2007 program will not impact compliance with this covenant. Repurchased shares are available for use in connection with the Company's employee benefit plans and for other general corporate purposes.

     The Company anticipates that its financing requirements will be funded from internal sources, credit facilities currently in place and incremental borrowings. Cash flows from operations and availability under its existing credit facilities are expected to be sufficient to fund the Company's currently anticipated normal capital spending and other currently expected cash requirements for at least the next eighteen months.

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

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

Statements in this report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as "expect," "believe," "outlook," "guidance," "may," and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, population health and political uncertainties; interest rates; the price, quality and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact on cash and the impact of increased borrowings related to the July 2007 announced share repurchase program; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the outcome of uncertainties related to litigation; uncertainties related to any potential claims and rights of indemnification or other recovery for customer and consumer reaction to its earlier contamination issue; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Any public statements or disclosures by IFF following this release that modify or impact any of the outlook or other forward-looking statements contained in or accompanying this release or as part of the webcast will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this release or the webcast.

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

     The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Fifteen other actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

     In March 2003, the Company and another flavor supplier were named defendants in a lawsuit filed in the Court of Common Pleas of Hamilton County, Ohio by 29 former and current workers at a Marion, Ohio factory. All claims in this case have been settled or dismissed (Arthur case). In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 4 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In an action filed in January 2006, the Company and three other flavor suppliers were named defendants in a lawsuit by 1 worker at a Sioux City, Iowa facility which is pending in U.S. District Court for the Northern District of Iowa. This case has settled (Kuiper case). In June 2004, the Company and 3 other flavor suppliers were named defendants in a lawsuit by 1 plaintiff brought in the Court of Common Pleas, Hamilton County, Ohio. Summary judgment in favor of the Company was granted in June 2007 (Mitchell case). In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker and spouse at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. Fourteen third party defendants have been added (Lopez case). In August 2004, the Company and another flavor supplier were named defendants in a lawsuit by 15 former workers at a Marion, Ohio factory in an action brought in the Court of Common Pleas, Marion County, Ohio. This case was fully settled in May 2007 (Williams case). In March 2005, the Company and 6 other companies were named defendants in a lawsuit by 1 former employee and spouse of Bell Flavors and Fragrances, Inc. in an action brought in the Circuit Court of Cook County, Illinois (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker and spouse of Brach's Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. Brach's has been added as a third party defendant (Campbell case). In August 2005, the Company and 8 other companies, including a flavor trade association and consulting agency, were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In November 2005, the Company, a flavor trade association, and a consulting agency were named defendants in a lawsuit by 1 former employee of the Snappy Popcorn Company in Breda, Iowa brought in U.S. District Court for the Northern District of Iowa, Western Division. This case was settled in July 2007 (Weimer case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 39 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company and 15 other flavor and chemical suppliers were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and 3 other flavor suppliers were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 4 former employees of a popcorn packaging plant in Iowa City, Iowa (Blood case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by approximately 233 current and former employees of two separate Marion, Ohio factories and 103 spouses of such employees (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 58 current and former employees of a Marion, Ohio facility and 18 spouses of such employees (Arnold case). In May 2007, the Company and 14 other companies were named defendants in a lawsuit filed in Circuit Court of Cook County,

Illinois by 5 former employees of Brach's Confections, Inc. in Chicago, Illinois (Williams case). In June 2007, the Company and 19 other companies were named defendants in a lawsuit filed in Circuit Court of Perry County, Missouri by 5 former employees of a McBride, Missouri facility (Geile case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 128 current and former workers of two Ohio facilities and 52 spouses of such employees (Adamson case).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

(c)      Issuer Purchases of Equity Securities
         -------------------------------------


                                                                        Total Number of Shares        Approximate Dollar Value of
                               Total Number of                           Purchased as Part of            Shares that may yet be
                               Shares Purchased   Average Price       Publicly Announced Program    purchased under the Program (1)
                                     (1)          Paid per Share                  (1)
                              ------------------- ------------------ ------------------------------ -------------------------------
  April  1 - 30, 2007                   0                $0                         0                           $174,746,000
  May 1 - 31, 2007                   300,000           $51.23                     300,000                       $159,378,000
  June 1 - 30, 2007                  665,000           $50.92                     665,000                       $125,515,000

(1) An aggregate of 965,000 shares of common stock were repurchased during the second quarter of 2007 under a repurchase program announced in October 2006. Under the program, the Board of Directors approved the repurchase by the Company of up to $300 million of its common stock. In July 2007, the October 2006 Stock Repurchase Plan was terminated and superseded by a new program authorized by the Company's Board of Directors to repurchase up to 15% or $750 million worth of the Company's outstanding common stock, whichever is less.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on May 8, 2007:

                                                               Votes Cast For             Authority Withheld
1.)      Election of Directors
           Margaret Hayes Adame                                  77,955,200                     3,390,558
           Robert M. Amen                                        78,918,887                     2,426,871
           Gunter Blobel                                         78,830,691                     2,515,067
           J. Michael Cook                                       79,092,168                     2,253,590
           Peter A. Georgescu                                    77,780,235                     3,565,523
           Alexandra A. Herzan                                   79,095,888                     2,249,870
           Henry W. Howell, Jr.                                  79,280,455                     2,065,303
           Arthur C. Martinez                                    78,265,307                     3,080,451
           Burton M. Tansky                                      79,095,553                     2,250,204

     2.)                                       For                Against        Abstentions        Broker
                                                                                                   Non-Votes
           -------------------------------- ----------------- ---------------- ----------------- --------------
           Ratification of
           PricewaterhouseCoopers LLP as       77,255,888        2,765,011        1,324,858           ---
           independent registered public
           accounting firm
           -------------------------------- ----------------- ---------------- ----------------- --------------

     3.)                                       For               Against         Abstentions       Broker
                                                                                                  Non-Votes
           -------------------------------- ----------------- ---------------- ----------------- --------------
           Reapproval of the business
           criteria used for setting           70,386,170        3,641,504        1,631,312       5,686,762
           performance goals under the
           2000 Stock Award and Incentive
           Plan
           -------------------------------- ----------------- ---------------- ----------------- --------------

Item 6.           Exhibits
------            --------

 3(ii)            By-laws of registrant, incorporated by reference to Exhibit 3
                  (ii) to Registrants Report on Form 8-K filed on July 16, 2007.

10.1 2000 Supplemental Stock Award Plan, as amended and restated effective as of March 6, 2007.

10.2 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement.

10.3 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement.

10.4 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement.

10.5 Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Non-Employee Director Restricted Stock Units Agreement.

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

                                  INTERNATIONAL FLAVORS & FRAGRANCES INC.


           Dated: August 7, 2007     By:  /s/ Douglas J. Wetmore
                                     -------------------------------------------
                                     Name:   Douglas J. Wetmore
                                     Title:  Senior Vice President
                                              and Chief Financial Officer



           Dated: August 7, 2007     By:  /s/ Dennis M. Meany
                                     -------------------------------------------
                                     Name:   Dennis M. Meany
                                     Title:  Senior Vice President,
                                              General Counsel and Secretary

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

Dated: August 7, 2007
                                             By: /s/ Robert M. Amen
                                             -------------------------------
                                             Name:  Robert M. Amen
                                             Title: Chairman of the Board
                                                    and Chief Executive Officer

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

Dated: August 7, 2007

                                           By: /s/ Douglas J. Wetmore
                                           -------------------------------
                                           Name:   Douglas J. Wetmore
                                           Title:  Senior Vice President
                                                   and Chief Financial Officer

                                                                  Exhibit 32

        CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of International Flavors & Fragrances Inc. (the "Company") for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert M. Amen, as Chief Executive Officer of the Company, and Douglas J. Wetmore, as Chief Financial Officer, each hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Robert M. Amen
----------------------------------------------------------
Name:  Robert M. Amen
Title: Chairman of the Board
       and Chief Executive Officer
Dated: August 7, 2007


By:  /s/ Douglas J. Wetmore
----------------------------------------------------------
Name:  Douglas J. Wetmore
Title: Senior Vice President
       and Chief Financial Officer
Dated: August 7, 2007

                                                                 Exhibit 10.1











                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

--------------------------------------------------------------------------------
                       2000 Supplemental Stock Award Plan
                      As Amended and Restated March 6, 2007

--------------------------------------------------------------------------------

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                       2000 Supplemental Stock Award Plan
                      As Amended and Restated March 6, 2007


                                                                       Page

1.        Purpose................................................      1


2.        Definitions............................................      1


3.        Administration.........................................      2


4.        Stock Subject to Plan..................................      3


5.        Eligibility ...........................................      3


6.        Specific Terms of Awards...............................      4


7.        Certain Provisions Applicable to Awards................      7


8.        Change in Control......................................      7


9.        Additional Award Forfeiture Provisions.................     10


10.       General Provisions.....................................     12

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.


                       2000 Supplemental Stock Award Plan
                      As Amended and Restated March 6, 2007


     1. Purpose. The purpose of this 2000 Supplemental Stock Award Plan (the "Plan") is to aid International Flavors & Fragrances Inc., a New York corporation (the "Company"), in attracting, retaining, motivating and rewarding employees, other than executive officers and directors of the Company, and certain other persons who provide substantial services to the Company or its subsidiaries or affiliates, to provide for equitable and competitive compensation opportunities, to recognize individual contributions and reward achievement of Company goals, and promote the creation of long-term value for shareholders by closely aligning the interests of Participants with those of shareholders. The Plan authorizes stock-based incentives for Participants.

     2. Definitions. In addition to the terms defined in Section 1 above and elsewhere in the Plan, the following capitalized terms used in the Plan have the respective meanings set forth in this Section:

          (a) "Award" means any Option, SAR, Restricted Stock, Deferred Stock, Stock granted as a bonus or in lieu of another award, Dividend Equivalent, Other Stock-Based Award, or Performance Award, together with any related right or interest, granted to a Participant under the Plan.

          (b) "Beneficiary" means any family member or members, including by marriage or adoption, any trust in which the Participant or any family member or members have more than 50% of the beneficial interest, and any other entity in which the Participant or any family member or members own more than 50% of the voting interests, in each case designated by the Participant in his most recent written Beneficiary designation filed with the Committee as entitled to exercise rights or receive benefits in connection with the Award (or any portion thereof), or if there is no surviving designated Beneficiary, then the person, persons, trust or trusts entitled by will or the laws of descent and distribution to exercise rights or receive benefits in connection with the Award on behalf or in lieu of such non-surviving designated Beneficiary.

          (c) "Board" means the Company's Board of Directors.

          (d) "Change in Control" and related terms have the meanings specified in Section 8.

          (e) "Code" means the Internal Revenue Code of 1986, as amended. References to any provision of the Code or regulation (including a proposed regulation) thereunder shall include any successor provisions and regulations.

          (f) "Committee" means a committee of two or more directors designated by the Board to administer the Plan; provided, however, that, directors appointed or serving as members of a Board committee designated as the Committee shall not be employees of the Company or any subsidiary or affiliate. The full Board may perform any function of the Committee hereunder, and the Committee may delegate authority as provided in Section 3(b), in which case the term "Committee" shall refer to the Board or such delegee.

          (g) "Deferred  Stock" means a right,  granted to a  Participant  under
     Section 6(e), to receive Stock or other Awards or a combination thereof at the end of a specified deferral period. Such Awards may be denominated as "Restricted Stock Units" as well.

          (h) "Dividend Equivalent" means a right, granted to a Participant under Section 6(g), to receive cash, Stock, other Awards or other property equal in value to all or a specified portion of the dividends paid with respect to a specified number of shares of Stock.

          (i) "Effective Date" means the effective date specified in Section 10(o).

          (j) "Eligible Person" has the meaning specified in Section 5.

          (k) "Exchange Act" means the Securities Exchange Act of 1934, as amended. References to any provision of the Exchange Act or rule (including a proposed rule) thereunder shall include any successor provisions and rules.

          (l) "Fair Market Value" means the fair market value of Stock, Awards or other property as determined by the Committee or under procedures established by the Committee. Unless otherwise determined by the Committee, the Fair Market Value of Stock shall be the closing sale price reported on the composite tape of the New York Stock Exchange on the day as of which such value is being determined or, if there is no sale on that day, then on the last previous day on which a sale was reported.

          (m) "Option" means a right, granted to a Participant under Section 6(b), to purchase Stock or other Awards at a specified price during specified time periods.

          (n) "Other Stock-Based Awards" means Awards granted to a Participant under Section 6(h).

          (o) "Participant" means a person who has been granted an Award under the Plan which remains outstanding, including a person who is no longer an Eligible Person.

          (p) "Performance Award" means a conditional right, granted to a Participant under Section 6(i), to receive Stock or other Awards or payments, as determined by the Committee, based upon performance criteria specified by the Committee.

          (q)  "Restricted  Stock" means Stock  granted to a  Participant  under
     Section 6(d) which is subject to certain restrictions and to a risk of forfeiture.

          (r) "Stock" means the Company's Common Stock, and any other equity securities of the Company that may be substituted or resubstituted for Stock pursuant to Section 10(c).

          (s) "Stock Appreciation Rights" or "SAR" means a right granted to a Participant under Section 6(c).

     3. Administration.

     (a) Authority of the Committee. The Plan shall be administered by the Committee, which shall have full and final authority, in each case subject to and consistent with the provisions of the Plan, to select Eligible Persons to become Participants; to grant Awards; to determine the type and number of Awards, the dates on which Awards may be exercised and on which the risk of forfeiture or deferral period relating to Awards shall lapse or terminate, the acceleration of any such dates, the expiration date of any Award, whether, to what extent, and under what circumstances an Award may be settled, or the exercise price of an Award may be paid, in cash, Stock, other Awards, or other property, and other terms and conditions of, and all other matters relating to, Awards; to prescribe documents evidencing or setting terms of Awards (such Award documents need not be identical for each Participant), amendments thereto, and rules and regulations for the administration of the Plan and amendments thereto; to construe and interpret the Plan and Award documents and correct defects, supply omissions or reconcile inconsistencies therein; and to make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the Plan. Decisions of the Committee with respect to the administration and interpretation of the Plan shall be final, conclusive, and binding upon all persons interested in the Plan, including Participants, Beneficiaries, transferees under Section 10(b) and other persons claiming rights from or through a Participant, and shareholders.

     (b) Manner of Exercise of Committee Authority. The Committee may delegate to officers or managers of the Company or any subsidiary or affiliate, or committees thereof, the authority, subject to such terms as the Committee shall determine, to perform such functions, including administrative functions, as the Committee may determine. The express grant of any specific power to the Committee, and the taking of any action by the Committee, shall not be construed as limiting any power or authority of the Committee.

     (c) Limitation of Liability. The Committee and each member thereof, and any person acting pursuant to authority delegated by the Committee, shall be entitled, in good faith, to rely or act upon any report or other information furnished by any executive officer, other officer or employee of the Company or a subsidiary or affiliate, the Company's independent auditors, consultants or any other agents assisting in the administration of the Plan. Members of the Committee, any person acting pursuant to authority delegated by the Committee, and any officer or employee of the Company or a subsidiary or affiliate acting at the direction or on behalf of the Committee or a delegee shall not be personally liable for any action or determination taken or made in good faith with respect to the Plan, and shall, to the extent permitted by law, be fully indemnified and protected by the Company with respect to any such action or determination.

     4. Stock Subject to Plan.

     (a) Overall Number of Shares Available for Delivery. Subject to adjustment as provided in Section 10(c), the total number of shares of Stock reserved and available for delivery in connection with Awards under the Plan shall be 4,500,000 shares; provided, however, that the total number of shares which may be issued and delivered in connection with Awards other than Options and SARs shall not exceed 100,000. Any shares of Stock delivered under the Plan shall consist of authorized and unissued shares, unless the Company's General Counsel determines that treasury shares shall be delivered under the Plan.

     (b) Share Counting Rules. The Committee may adopt reasonable counting procedures to ensure appropriate counting, avoid double counting (as, for example, in the case of tandem or substitute awards) and make adjustments if the number of shares of Stock actually delivered differs from the number of shares previously counted in connection with an Award; provided, however, that shares withheld in payment of taxes upon vesting of Restricted Stock and shares equal to the number of outstanding shares surrendered in payment of the exercise price or taxes relating to an Award shall not become available again under the Plan if the withholding or surrender transaction occurs more than ten years after the date of adoption of the Plan, and otherwise shares shall not become available under this Section 4(b) in an event that would constitute a "material revision" of the Plan subject to shareholder approval under then applicable rules of the New York Stock Exchange. Shares subject to an Award that is canceled, expired, forfeited, settled in cash or otherwise terminated without a delivery of shares to the Participant will again be available for Awards, and shares withheld in payment of the exercise price or taxes relating to an Award and shares equal to the number surrendered in payment of any exercise price or taxes relating to an Award shall be deemed to constitute shares not delivered to the Participant and shall be deemed to again be available for Awards under the Plan. In addition, in the case of any Award granted in substitution for an award of a company or business acquired by the Company or a subsidiary or affiliate, shares issued or issuable in connection with such substitute Award shall not be counted against the number of shares reserved under the Plan, but shall be available under the Plan by virtue of the Company's assumption of the plan or arrangement of the acquired company or business.

     5. Eligibility. Awards may be granted under the Plan only to Eligible Persons. For purposes of the Plan, an "Eligible Person" means a person who is not an executive officer or director of the Company but who is an employee of the Company or any subsidiary or affiliate, a consultant or other person who provides substantial services to the Company or a subsidiary or affiliate, or a person who has been offered employment by the Company or a subsidiary or affiliate, provided that such prospective employee or consultant or other person may not receive any payment or exercise any right relating to an Award until such person has commenced employment with or providing of services to the Company or a subsidiary or affiliate. An employee on leave of absence may be considered as still in the employ of the Company or a subsidiary or affiliate for purposes of eligibility for participation in the Plan. For purposes of the Plan, a joint venture in which the Company or a subsidiary has a substantial direct or indirect equity investment shall be deemed an affiliate, if so determined by the Committee.

       6.     Specific Terms of Awards.

     (a) General. Awards may be granted on the terms and conditions set forth in this Section 6. In addition, the Committee may impose on any Award or the exercise thereof, at the date of grant or thereafter (subject to Section 10(e)), such additional terms and conditions, not inconsistent with the provisions of the Plan, as the Committee shall determine, including terms requiring forfeiture of Awards in the event of termination of employment or service by the Participant and terms permitting a Participant to make elections relating to his or her Award. The Committee shall retain full power and discretion with respect to any term or condition of an Award that is not mandatory under the Plan. The Committee shall require the payment of lawful consideration for an Award to the extent necessary to satisfy the requirements of the New York Business Corporation Law, and may otherwise require payment of consideration for an Award except as limited by the Plan.

     (b) Options. The Committee is authorized to grant Options to Participants on the following terms and conditions:

          (i) Exercise Price. The exercise price per share of Stock purchasable under an Option shall be determined by the Committee, provided that such exercise price shall be not less than the Fair Market Value of a share of Stock on the date of grant of such Option, subject to Sections 6(f) and 7(a).

          (ii) Option Term; Time and Method of Exercise. The Committee shall determine the term of each Option, provided that in no event shall the term of any Option exceed a period of ten years from the date of grant. The Committee shall determine the time or times at which or the circumstances under which an Option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the methods by which such exercise price may be paid or deemed to be paid and the form of such payment (subject to Section 10(j)), including, without limitation, cash, Stock, other Awards or awards granted under other plans of the Company or any subsidiary or affiliate, or other property (including through "cashless exercise" arrangements, to the extent permitted by applicable law, but excluding any exercise method in which a personal loan would be made from the Company to the Participant), and the methods by or forms in which Stock will be delivered or deemed to be delivered in satisfaction of Options to Participants (including deferred delivery of shares representing the Option "profit," at the election of the Participant or as mandated by the Committee, with such deferred shares subject to any vesting, forfeiture or other terms as the Committee may specify).

     (c) Stock Appreciation Rights. The Committee is authorized to grant SAR's to Participants on the following terms and conditions:

          (i) Right to Payment. An SAR shall confer on the Participant to whom it is granted a right to receive, upon exercise thereof, the excess of (A) the Fair Market Value of one share of Stock on the date of exercise over
     (B) the grant price of the SAR as determined by the Committee, but which in no event will be less than 100% of the Fair Market Value of a share of Stock on the date of grant of the SAR.

          (ii) Other Terms. The Committee shall determine the term of each SAR, provided that in no event shall the term of any SAR exceed a period of ten years from the date of grant. The Committee shall determine at the date of grant or thereafter, the time or times at which and the circumstances under which a SAR may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the method of exercise, method of settlement, form of consideration payable in settlement, method by or forms in which Stock will be delivered or deemed to be delivered to Participants, and whether or not a SAR shall be free-standing or in tandem or combination with any other Award. Limited SARs that may only be exercised in connection with a Change in Control or other event as specified by the Committee may be granted on such terms, not inconsistent with this Section 6(c), as the Committee may determine.

     (d) Restricted Stock. The Committee is authorized to grant Restricted Stock to Participants on the following terms and conditions:

          (i) Grant and Restrictions. Restricted Stock shall be subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise and under such other circumstances as the Committee may determine at the date of grant or thereafter. Except to the extent restricted under the terms of the Plan and any Award document relating to the Restricted Stock, a Participant granted Restricted Stock shall have all of the rights of a shareholder, including the right to vote the Restricted Stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Committee).

          (ii) Forfeiture. Except as otherwise determined by the Committee, upon termination of employment or service during the applicable restriction period, Restricted Stock that is at that time subject to restrictions shall be forfeited and reacquired by the Company; provided that the Committee may provide, by rule or regulation or in any Award document, or may determine in any individual case, that restrictions or forfeiture conditions relating to Restricted Stock will lapse in whole or in part, including in the event of terminations resulting from specified causes.

          (iii) Certificates for Stock. Restricted Stock granted under the Plan may be evidenced in such manner as the Committee shall determine. If certificates representing Restricted Stock are registered in the name of the Participant, the Committee may require that such certificates bear an appropriate legend referring to the terms, conditions and restrictions applicable to such Restricted Stock, that the Company retain physical possession of the certificates, and that the Participant deliver a stock power to the Company, endorsed in blank, relating to the Restricted Stock.

          (iv) Dividends and Splits. As a condition to the grant of an Award of Restricted Stock, the Committee may require that any dividends paid on a share of Restricted Stock shall be either (A) paid with respect to such Restricted Stock at the dividend payment date in cash, in kind, or in a number of shares of unrestricted Stock having a Fair Market Value equal to the amount of such dividends, or (B) automatically reinvested in additional Restricted Stock or held in kind, which shall be subject to the same terms as applied to the original Restricted Stock to which it relates, or (C) deferred as to payment, either as a cash deferral or with the amount or value thereof automatically deemed reinvested in shares of Deferred Stock, other Awards or other investment vehicles, subject to such terms as the Committee shall determine or permit a Participant to elect. Unless otherwise determined by the Committee, Stock distributed in connection with a Stock split or Stock dividend, and other property distributed as a dividend, shall be subject to restrictions and a risk of forfeiture to the same extent as the Restricted Stock with respect to which such Stock or other property has been distributed.

     (e) Deferred Stock. The Committee is authorized to grant Deferred Stock to Participants, which are rights to receive Stock, other Awards, or a combination thereof at the end of a specified deferral period, subject to the following terms and conditions:

          (i) Award and Restrictions. Issuance of Stock will occur upon expiration of the deferral period specified for an Award of Deferred Stock by the Committee (or, if permitted by the Committee, as elected by the
     Participant). In addition, Deferred Stock shall be subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Committee may impose, which restrictions may lapse at the expiration of the deferral period or at earlier specified times (including based on achievement of performance goals and/or future service requirements), separately or in combination, in installments or otherwise, and under such other circumstances as the Committee may determine at the date of grant or thereafter. Deferred Stock may be satisfied by delivery of Stock, other Awards, or a combination thereof (subject to Section 10(j)), as determined by the Committee at the date of grant or thereafter.

          (ii) Forfeiture. Except as otherwise determined by the Committee, upon termination of employment or service during the applicable deferral period or portion thereof to which forfeiture conditions apply (as provided in the Award document evidencing the Deferred Stock), all Deferred Stock that is at that time subject to such forfeiture conditions shall be forfeited; provided that the Committee may provide, by rule or regulation or in any Award document, or may determine in any individual case, that restrictions or forfeiture conditions relating to Deferred Stock will lapse in whole or in part, including in the event of terminations resulting from specified causes.

          (iii) Dividend Equivalents. Unless otherwise determined by the Committee, Dividend Equivalents on the specified number of shares of Stock covered by an Award of Deferred Stock shall be either (A) paid with respect to such Deferred Stock at the dividend payment date in cash or in shares of unrestricted Stock having a Fair Market Value equal to the amount of such dividends, or (B) deferred with respect to such Deferred Stock, either as a cash deferral or with the amount or value thereof automatically deemed reinvested in additional Deferred Stock, other Awards or other investment vehicles having a Fair Market Value equal to the amount of such dividends, as the Committee shall determine or permit a Participant to elect.

     (f) Bonus Stock and Awards in Lieu of Obligations. The Committee is authorized to grant Stock as a bonus, or to grant Stock or other Awards in lieu of obligations of the Company or a subsidiary or affiliate to pay cash or deliver other property under the Plan or under other plans or compensatory arrangements, subject to such terms as shall be determined by the Committee.

     (g) Dividend Equivalents. The Committee is authorized to grant Dividend Equivalents to a Participant, entitling the Participant to receive cash, Stock, other Awards, or other property equivalent to all or a portion of the dividends paid with respect to a specified number of shares of Stock. Dividend Equivalents may be awarded on a free-standing basis or in connection with another Award. The Committee may provide that Dividend Equivalents shall be paid or distributed when accrued or shall be deemed to have been reinvested in additional Stock, Awards, or other investment vehicles, and subject to restrictions on transferability, risks of forfeiture and such other terms as the Committee may specify.

     (h) Other Stock-Based Awards. The Committee is authorized, subject to limitations under applicable law, to grant to Participants such other Awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, Stock or factors that may influence the value of Stock, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into Stock, purchase rights for Stock, Awards with value and payment contingent upon performance of the Company or business units thereof or any other factors designated by the Committee, and Awards valued by reference to the book value of Stock or the value of securities of or the performance of specified subsidiaries or affiliates or other business units. The Committee shall determine the terms and conditions of such Awards. Stock delivered pursuant to an Award in the nature of a purchase right granted under this Section 6(h) shall be purchased for such consideration, paid for at such times, by such methods, and in such forms, including, without limitation, cash, Stock, other Awards, or other property, as the Committee shall determine. Cash awards, as an element of or supplement to any other Award under the Plan, may also be granted pursuant to this Section 6(h).

     (i) Performance Awards. The Committee is authorized to grant Performance Awards to Participants. Performance Awards may be denominated as a number of shares of Stock, shares of Stock having a specified cash value at a future date, or a number of other Awards (or a combination) which may be earned upon achievement or satisfaction of performance conditions specified by the Committee. In addition, the Committee may specify that any other Award shall constitute a Performance Award by conditioning the right of a Participant to exercise the Award or have it settled, and the timing thereof, upon achievement or satisfaction of such performance conditions as may be specified by the Committee. The Committee may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions, and may exercise its discretion to reduce or increase the amounts payable under any Award subject to performance conditions.

     7. Certain Provisions Applicable to Awards.

     (a) Stand-Alone, Additional, Tandem, and Substitute Awards. Awards granted under the Plan may, in the discretion of the Committee, be granted either alone or in addition to, in tandem with, or, subject to the restriction on repricing in Section 11(e), in substitution or exchange for, any other Award or any award granted under another plan of the Company, any subsidiary or affiliate, or any business entity to be acquired by the Company or a subsidiary or affiliate, or any other right of a Participant to receive payment from the Company or any subsidiary or affiliate. Awards granted in addition to or in tandem with other Awards or awards may be granted either as of the same time as or a different time from the grant of such other Awards or awards. Subject to Section 10(j), and subject to the restriction on repricing in Section 10(e), the Committee may determine that, in granting a new Award, the in-the-money value or other value of any surrendered Award or award may be applied to reduce the exercise price of any Option, grant price of any SAR, or purchase price of any other Award.

     (b) Term of Awards. The term of each Award shall be for such period as may be determined by the Committee.

     (c) Form and Timing of Payment under Awards; Deferrals. Subject to the terms of the Plan (including Section 10(j)) and any applicable Award document, payments to be made by the Company or a subsidiary or affiliate upon the exercise of an Option or other Award or settlement of an Award may be made in such forms as the Committee shall determine, including, without limitation, cash, Stock, other Awards or other property, and may be made in a single payment or transfer, in installments, or on a deferred basis. The settlement of any Award may be accelerated, and cash paid in lieu of Stock in connection with such settlement, in the discretion of the Committee or upon occurrence of one or more specified events (subject to Section 10(j)). Installment or deferred payments may be required by the Committee (subject to Section 10(e)) or permitted at the election of the Participant on terms and conditions established by the Committee. Payments may include, without limitation, provisions for the payment or crediting of reasonable interest on installment or deferred payments or the grant or crediting of Dividend Equivalents or other amounts in respect of installment or deferred payments denominated in Stock.

     8. Change in Control.

     (a) Effect of "Change in Control" on Non-Performance Based Awards. In the event of a "Change in Control," the following provisions shall apply to non-performance based Awards, including Awards as to which performance conditions previously have been satisfied or are deemed satisfied under Section 8(b), unless otherwise provided by the Committee in the Award document:

          (i) All deferral of settlement, forfeiture conditions and other restrictions applicable to Awards granted under the Plan shall lapse and such Awards shall be fully payable as of the time of the Change in Control without regard to deferral and vesting conditions, except to the extent of any waiver by the Participant or other express election to defer beyond a Change in Control and subject to applicable restrictions set forth in
     Section 10(a);

          (ii) Any Award carrying a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested as of the time of the Change in Control and shall remain exercisable and vested for the balance of the stated term of such Award without regard to any termination of employment or service by the Participant other than a termination for "cause" (as defined in any employment or severance agreement between the Company or a subsidiary or affiliate and the Participant then in effect or, if none, as defined by the Committee and in effect at the time of the Change in Control), subject only to applicable restrictions set forth in Section 10(a); and

          (iii) The Committee may, in its discretion, determine to extend to any Participant who holds an Option the right to elect, during the 60-day period immediately following the Change in Control, in lieu of acquiring the shares of Stock covered by such Option, to receive in cash the excess of the Change in Control Price over the exercise price of such Option, multiplied by the number of shares of Stock covered by such Option, and to extend to any Participant who holds other types of Awards denominated in shares the right to elect, during the 60-day period immediately following the Change in Control, in lieu of receiving the shares of Stock covered by such Award, to receive in cash the Change in Control Price multiplied by the number of shares of Stock covered by such Award.

     (b) Effect of "Change in Control" on Performance-Based Awards. In the event of a "Change in Control," with respect to an outstanding Award subject to achievement of performance goals and conditions, such performance goals and conditions shall be deemed to be met or exceeded if and to the extent so provided by the Committee in the Award document governing such Award or other agreement with the Participant.

     (c) Definition of "Change in Control." A "Change in Control" shall be deemed to have occurred if, after the Effective Date, there shall have occurred any of the following:

          (i) Any "person," as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the shareholders of the Company in substantially the same proportions as their ownership of stock of the Company), acquires voting securities of the Company and immediately thereafter is a "40% Beneficial Owner." For purposes of this provision, a "40% Beneficial Owner" shall mean a person who is the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 40% or more of the combined voting power of the Company's then-outstanding voting securities; provided, however, that the term "40% Beneficial Owner" shall not include any person who was a beneficial owner of outstanding voting securities of the Company at February 20, 1990, or any person or persons who was or becomes a fiduciary of any such person or persons who is, or in the aggregate, are a "40% Beneficial Owner" (an "Existing Shareholder"), including any group that may be formed which is comprised solely of Existing Shareholders, unless and until such time after February 20, 1990 as any such Existing

     Shareholder shall have become the beneficial owner (other than by means of a stock dividend, stock split, gift, inheritance or receipt or exercise of, or accrual of any right to exercise, a stock option granted by the Company or receipt or settlement of any other stock-related award granted by the Company) by purchase of any additional voting securities of the Company; and provided further, that the term "40% Beneficial Owner" shall not include any person who shall become the beneficial owner of 40% or more of the combined voting power of the Company's then-outstanding voting securities solely as a result of an acquisition by the Company of its voting securities, until such time thereafter as such person shall become the beneficial owner (other than by means of a stock dividend or stock split) of any additional voting securities and becomes a 40% Beneficial Owner in accordance with this Section 8(c)(i);

          (ii) Individuals who on September 1, 2000 constitute the Board, and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election consent, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose election by the Board or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on September 1, 2000 or whose election or nomination for election was previously so approved or recommended, cease for any reason to constitute at least a majority thereof;

          (iii) There is consummated a merger, consolidation, recapitalization, or reorganization of the Company, or a reverse stock split of any class of voting securities of the Company, if, immediately following consummation of any of the foregoing, either (A) individuals who, immediately prior to such consummation, constitute the Board do not constitute at least a majority of the members of the board of directors of the Company or the surviving or parent entity, as the case may be, or (B) the voting securities of the Company outstanding immediately prior to such recommendation do not represent (either by remaining outstanding or by being converted into voting securities of a surviving or parent entity) at least 60% or more of the combined voting power of the outstanding voting securities of the Company or such surviving or parent entity; or

          (iv) The shareholders of the Company have approved a plan of complete liquidation of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets (or any transaction have a similar effect).

     (d) Definition of "Change in Control Price." The "Change in Control Price" means an amount in cash equal to the higher of (i) the amount of cash and fair market value of property that is the highest price per share paid (including extraordinary dividends) in any transaction triggering the Change in Control or any liquidation of shares following a sale of substantially all assets of the Company, or (ii) the highest Fair Market Value per share at any time during the 60-day period preceding and 60-day period following the Change in Control.

     9. Additional Award Forfeiture Provisions.

     (a) Forfeiture of Options and Other Awards and Gains Realized Upon Prior Option Exercises or Award Settlements. Unless otherwise determined by the Committee, each Award granted hereunder shall be subject to the following additional forfeiture conditions, to which the Participant, by accepting an Award hereunder, agrees. If any of the events specified in Section 9(b)(i),
(ii), or (iii) occurs (a "Forfeiture Event"), all of the following forfeitures will result:

          (i) The unexercised portion of the Option, whether or not vested, and any other Award not then settled (except for an Award that has not been settled solely due to an elective deferral by the Participant and otherwise is not forfeitable in the event of any termination of service of the Participant) will be immediately forfeited and canceled upon the occurrence of the Forfeiture Event; and

          (ii) The Participant will be obligated to repay to the Company, in cash, within five business days after demand is made therefor by the Company, the total amount of Award Gain (as defined herein) realized by the Participant upon each exercise of an Option or settlement of an Award (regardless of any elective deferral) that occurred on or after (A) the date that is six months prior to the occurrence of the Forfeiture Event, if the Forfeiture Event occurred while the Participant was employed by the Company or a subsidiary or affiliate, or (B) the date that is six months prior to the date the Participant's employment by the Company or a subsidiary or affiliate terminated, if the Forfeiture Event occurred after the Participant ceased to be so employed. For purposes of this Section, the term "Award Gain" shall mean (i), in respect of a given Option exercise, the product of (X) the Fair Market Value per share of Stock at the date of such exercise (without regard to any subsequent change in the market price of shares) minus the exercise price times (Y) the number of shares as to which the Option was exercised at that date, and (ii), in respect of any other settlement of an Award granted to the Participant, the Fair Market Value of the cash or Stock paid or payable to the Participant (regardless of any elective deferral) less any cash or the Fair Market Value of any Stock or property (other than an Award or award which would have itself then been forfeitable hereunder and excluding any payment of tax withholding) paid by the Participant to the Company as a condition of or in connection such settlement. For purposes of this Section 9(a), an Award that is electively deferred shall be treated as settled at the date it would have settled but for such elective deferral.

     (b) Events Triggering Forfeiture. The forfeitures specified in Section 9(a) will be triggered upon the occurrence of any one of the following Forfeiture Events at any time during the Participant's employment by the Company or a subsidiary or affiliate or during the one-year period following termination of such employment:

          (i) The Participant, acting alone or with others, directly or indirectly, prior to a Change in Control, (A) engages, either as employee, employer, consultant, advisor, or director, or as an owner, investor, partner, or shareholder unless the Participant's interest is insubstantial, in any business in an area or region in which the Company conducts business at the date the event occurs, which is directly in competition with a business then conducted by the Company or a subsidiary or affiliate; (B) induces any customer or supplier of the Company or a subsidiary or affiliate, or other company with which the Company or a subsidiary or affiliate has a business relationship, to curtail, cancel, not renew, or not continue his or her or its business with the Company or any subsidiary or affiliate; or (C) induces, or attempts to influence, any employee of or service provider to the Company or a subsidiary or affiliate to terminate such employment or service. The Committee shall, in its discretion, determine which lines of business the Company conducts on any particular date and which third parties may reasonably be deemed to be in competition with the Company. For purposes of this Section 9(b)(i), a Participant's interest as a shareholder is insubstantial if it represents beneficial ownership of less than five percent of the outstanding class of stock, and a Participant's interest as an owner, investor, or partner is insubstantial if it represents ownership, as determined by the Committee in its discretion, of less than five percent of the outstanding equity of the entity;

          (ii) The Participant discloses, uses, sells, or otherwise transfers, except in the course of employment with or other service to the Company or any subsidiary or affiliate, any confidential or proprietary information of the Company or any subsidiary or affiliate, including but not limited to information regarding the Company's current and potential customers, organization, employees, finances, and methods of operations and investments, so long as such information has not otherwise been disclosed to the public or is not otherwise in the public domain, except as required by law or pursuant to legal process, or the Participant makes statements or representations, or otherwise communicates, directly or indirectly, in writing, orally, or otherwise, or takes any other action which may, directly or indirectly, disparage or be damaging to the Company or any of its subsidiaries or affiliates or their respective officers, directors, employees, advisors, businesses or reputations, except as required by law or pursuant to legal process; or

          (iii) The Participant fails to cooperate with the Company or any subsidiary or affiliate by making himself or herself available to testify on behalf of the Company or such subsidiary or affiliate in any action, suit, or proceeding, whether civil, criminal, administrative, or investigative, or otherwise fails to assist the Company or any subsidiary or affiliate in any such action, suit, or proceeding by providing information and meeting and consulting with members of management of, other representatives of, or counsel to, the Company or such subsidiary or affiliate, as reasonably requested.

     (c) Agreement Does Not Prohibit Competition or Other Participant Activities. Although the conditions set forth in Section 9(a) and 9(b) shall be deemed to be incorporated into an Award, a Participant is not thereby prohibited from engaging in an activity identified in Section 9(b), including but not limited to competition with the Company and its subsidiaries and affiliates. Rather, the non-occurrence of the Forfeiture Events set forth in Section 9(b) is a condition to the Participant's right to realize and retain value from his or her compensatory Options and Awards, and the consequence under the Plan if the Participant engages in an activity giving rise to any such Forfeiture Event are the forfeitures specified herein. The Company and the Participant shall not be precluded by this provision or otherwise from entering into other agreements concerning the subject matter of Section 9(a) and 9(b).

     (d) Forfeitures Resulting from Financial Reporting Misconduct. If the Company is required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement under the securities laws, and if a Participant, knowingly or through gross negligence, caused or failed to prevent such misconduct, the Participant (i) shall forfeit any Performance Award (including any Annual Incentive Award) that was or would be deemed to be earned in whole or in part based on performance during the period covered by the noncompliant financial report and during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission (whichever first occurs) of the non-compliant financial report; and (ii) shall forfeit any other Award that was granted hereunder during the 12-month period following such first public issuance or filing of the non-compliant financial report and thereafter until the accounting restatement correcting such non-compliant financial report has been filed, and (iii) shall forfeit any profits realized from the sale of shares during the 12-month period following such first public issuance or filing if such shares were acquired upon exercise or settlement of Awards. For purposes of this Section 9(d), (A) if an Award subject to forfeiture has become vested or settled, the Participant will be liable to repay the Award Gain (as defined above), (B) "profit" shall be calculated based on the excess of any selling price of shares over the average market price of shares in the 20 trading days ending the day before the first public issuance or filing of the non-compliant report, and (C) the term "misconduct" and other terms shall have meanings and be interpreted in a manner consistent with the meanings and interpretation of such terms under Section 304 of the Sarbanes-Oxley Act of 2002. This Section 9(d) will apply to Awards granted on and after March 6, 2007 and, with the consent of the Participant, to Awards granted prior to that date.

     (e) Committee Discretion. The Committee may, in its discretion, waive in whole or in part the Company's right to forfeiture under this Section, but no such waiver shall be effective unless evidenced by a writing signed by a duly authorized officer of the Company. In addition, the Committee may impose additional conditions on Awards, by inclusion of appropriate provisions in the document evidencing or governing any such Award.

     10. General Provisions.

     (a) Compliance with Legal and Other Requirements. The Company may, to the extent deemed necessary or advisable by the Committee, postpone the issuance or delivery of Stock or payment of other benefits under any Award until completion of such registration or qualification of such Stock or other required action under any federal or state law, rule or regulation, listing or other required action with respect to any stock exchange or automated quotation system upon which the Stock or other securities of the Company are listed or quoted, or compliance with any other obligation of the Company, as the Committee may consider appropriate, and may require any Participant to make such representations, furnish such information and comply with or be subject to such other conditions as it may consider appropriate in connection with the issuance or delivery of Stock or payment of other benefits in compliance with applicable laws, rules, and regulations, listing requirements, or other obligations. The foregoing notwithstanding, in connection with a Change in Control, the Company shall take or cause to be taken no action, and shall undertake or permit to arise no legal or contractual obligation, that results or would result in any postponement of the issuance or delivery of Stock or payment of benefits under any Award or the imposition of any other conditions on such issuance, delivery or payment, to the extent that such postponement or other condition would represent a greater burden on a Participant than existed on the 90th day preceding the Change in Control.

     (b) Limits on Transferability; Beneficiaries. No Award or other right or interest of a Participant under the Plan shall be pledged, hypothecated or otherwise encumbered or subject to any lien, obligation or liability of such Participant to any party (other than the Company or a subsidiary or affiliate thereof), or assigned or transferred by such Participant, and such Awards or rights that may be exercisable shall be exercised during the lifetime of the
Participant only by the Participant or his or her guardian or legal representative, except that (i) Awards and related rights shall be transferred to a Participant's Beneficiary or Beneficiaries upon the death of the Participant, and (ii) Awards and other rights may be transferred to one or more Beneficiaries during the lifetime of the Participant, and rights thereunder may be exercised by such transferees in accordance with the terms of such Award, but only if and to the extent such transfers are then permitted by the Committee and the Committee has determined that there will be no transfer of the Award to a third party for value, and subject to any terms and conditions which the Committee may impose thereon (including limitations the Committee may deem appropriate in order that offers and sales under the Plan will meet applicable requirements of registration forms under the Securities Act of 1933 specified by the Securities and Exchange Commission). A Beneficiary or other person claiming any rights under the Plan from or through any Participant shall be subject to all terms and conditions of the Plan and any Award document applicable to such Participant, except as otherwise determined by the Committee, and to any additional terms and conditions deemed necessary or appropriate by the Committee.

     (c) Adjustments. In the event that any large, special and non-recurring dividend or other distribution (whether in the form of cash or property other than Stock), recapitalization, forward or reverse split, Stock dividend, reorganization, merger, consolidation, spin-off, combination, repurchase, share exchange, liquidation, dissolution or other similar corporate transaction or event affects the Stock such that an adjustment is determined by the Committee to be appropriate under the Plan, then the Committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and kind of shares of Stock which may be delivered in connection with Awards granted thereafter, including al applicable limitations specified in Section 4(a), (ii) the number and kind of shares of Stock subject to or deliverable in respect of outstanding Awards, (iii) any fixed market price of Common Stock referred to in a performance condition or otherwise incorporated as a term of an Award, and (iv) the exercise price, grant price or purchase price relating to any Award or, if deemed appropriate, the Committee may make provision for a payment of cash or property to the holder of an outstanding Option (subject to Section 10(j)). In addition, the Committee is authorized to make adjustments in the terms and conditions of, and the criteria included in, Awards (including Performance Awards and performance goals relating thereto) in recognition of unusual or nonrecurring events (including, without limitation, events described in the preceding sentence, as well as acquisitions and dispositions of businesses and assets) affecting the Company, any subsidiary or affiliate or other business unit, or the financial statements of the Company or any subsidiary or affiliate, or in response to changes in applicable laws, regulations, accounting principles, tax rates and regulations or business conditions or in view of the Committee's assessment of the business strategy of the Company, any subsidiary or affiliate or business unit thereof, performance of comparable organizations, economic and business conditions, personal performance of a Participant, and any other circumstances deemed relevant.

     (d) Tax Provisions.

          (i) Withholding. The Company and any subsidiary or affiliate is authorized to withhold from any Award granted, any payment relating to an Award under the Plan, including from a distribution of Stock, or any payroll or other payment to a Participant, amounts of withholding and other taxes due or potentially payable in connection with any transaction involving an Award, and to take such other action as the Committee may deem advisable to enable the Company and Participants to satisfy obligations for the payment of withholding taxes and other tax obligations relating to any Award. This authority shall include authority to withhold or receive Stock or other property and to make cash payments in respect thereof in satisfaction of a Participant's withholding obligations, either on a mandatory or elective basis in the discretion of the Committee. Other provisions of the Plan notwithstanding, only the minimum amount of Stock deliverable in connection with an Award necessary to satisfy statutory withholding requirements will be withheld.

          (ii) Required Consent to and Notification of Code Section 83(b) Election. No election under Section 83(b) of the Code (to include in gross income in the year of transfer the amounts specified in Code Section 83(b)) or under a similar provision of the laws of a jurisdiction outside the United States may be made unless expressly permitted by the terms of the Award document or by action of the Committee in writing prior to the making of such election. In any case in which a Participant is permitted to make such an election in connection with an Award, the Participant shall notify the Company of such election within ten days of filing notice of the election with the Internal Revenue Service or other governmental authority, in addition to any filing and notification required pursuant to regulations issued under Code Section 83(b) or other applicable provision.

     (e) Changes to the Plan. The Board may amend, suspend or terminate the Plan or the Committee's authority to grant Awards under the Plan without the consent of shareholders or Participants; provided, however, that, without the consent of an affected Participant, no such Board action may materially and adversely affect the rights of such Participant under any outstanding Award. Without the approval of shareholders, the Committee will not amend or replace previously granted Options or SARs in a transaction that constitutes a "repricing," which for this purpose means any of the following or any other action that has the same effect:

     - Lowering the exercise price of an Option or SAR after it is granted;

     - Any other action that is treated as a repricing under generally accepted accounting principles;

     - Canceling an Option or SAR at a time when its exercise price exceeds the fair market value of the underlying Stock, in exchange for another Option or SAR, restricted stock, or other equity;

     provided, however, that the foregoing transactions shall not be deemed a repricing if pursuant to an adjustment authorized under Section 10(c). The Committee shall have no authority to waive or modify any other Award term after the Award has been granted to the extent that the waived or modified term was mandatory under the Plan.

     (f) Right of Setoff. The Company or any subsidiary or affiliate may, to the extent permitted by applicable law, deduct from and set off against any amounts the Company or a subsidiary or affiliate may owe to the Participant from time to time, including amounts payable in connection with any Award, owed as wages, fringe benefits, or other compensation owed to the Participant, such amounts as may be owed by the Participant to the Company, including but not limited to amounts owed under Section 9(a), although the Participant shall remain liable for any part of the Participant's payment obligation not satisfied through such deduction and setoff. By accepting any Award granted hereunder, the Participant agrees to any deduction or setoff under this Section 10(f).

     (g) Unfunded Status of Awards; Creation of Trusts. The Plan is intended to constitute an "unfunded" plan for incentive and deferred compensation. With respect to any payments not yet made to a Participant or obligation to deliver Stock pursuant to an Award, nothing contained in the Plan or any Award shall give any such Participant any rights that are greater than those of a general creditor of the Company; provided that the Committee may authorize the creation of trusts and deposit therein cash, Stock, other Awards or other property, or make other arrangements to meet the Company's obligations under the Plan. Such trusts or other arrangements shall be consistent with the "unfunded" status of the Plan unless the Committee otherwise determines with the consent of each affected Participant.

     (h) Nonexclusivity of the Plan. Neither the adoption of the Plan by the Board nor its submission to the shareholders of the Company for approval shall be construed as creating any limitations on the power of the Board or a committee thereof to adopt such other incentive arrangements, apart from the Plan, as it may deem desirable, and such other arrangements may be either applicable generally or only in specific cases.

     (i) Payments in the Event of Forfeitures; Fractional Shares. Unless otherwise determined by the Committee, in the event of a forfeiture of an Award with respect to which a Participant paid cash consideration, the Participant shall be repaid the amount of such cash consideration. No fractional shares of Stock shall be issued or delivered pursuant to the Plan or any Award. The Committee shall determine whether cash, other Awards or other property shall be issued or paid in lieu of such fractional shares or whether such fractional shares or any rights thereto shall be forfeited or otherwise eliminated.

     (j) Certain Limitations Relating to Accounting Treatment of Awards. Other provisions of the Plan notwithstanding, the Committee's authority under the Plan (including under Sections 7(c), 7(d), 10(c) and 10(d)) is limited to the extent necessary to ensure that any Option or other Award of a type that the Committee has intended to be subject to fixed accounting with a measurement date at the date of grant or the date performance conditions are satisfied under APB 25 shall not become subject to "variable" accounting solely due to the existence of such authority, unless the Committee specifically determines that the Award shall remain outstanding despite such "variable" accounting. In addition, other provisions of the Plan notwithstanding, (i) if any right under this Plan would cause a transaction to be ineligible for pooling-of-interests accounting that would, but for the right hereunder, be eligible for such accounting treatment, such right shall be automatically adjusted so that pooling-of-interests accounting shall be available, including by substituting Stock or cash having a Fair Market Value equal to any cash or Stock otherwise payable in respect of any right to cash which would cause the transaction to be ineligible for pooling-of-interests accounting, and (ii) if any authority under Section 8(c) would cause a transaction to be ineligible for pooling-of-interests accounting that would, but for such authority, be eligible for such accounting treatment, such authority shall be limited to the extent necessary so that such transaction would be eligible for pooling-of-interests accounting.

     (k) Governing Law. The validity, construction, and effect of the Plan, any rules and regulations relating to the Plan and any Award document shall be determined in accordance with the laws of the State of New York, without giving effect to principles of conflicts of laws, and applicable provisions of federal law.

     (l) Awards to Participants Outside the United States. The Committee may modify the terms of any Award under the Plan made to or held by a Participant who is then resident or primarily employed outside of the United States in any manner deemed by the Committee to be necessary or appropriate in order that such Award shall conform to laws, regulations, and customs of the country in which the Participant is then resident or primarily employed, or so that the value and other benefits of the Award to the Participant, as affected by foreign tax laws and other restrictions applicable as a result of the Participant's residence or employment abroad shall be comparable to the value of such an Award to a

Participant who is resident or primarily employed in the United States. An Award may be modified under this Section 10(l) in a manner that is inconsistent with the express terms of the Plan, so long as such modifications will not contravene any applicable law or regulation.

     (m) Limitation on Rights Conferred under Plan. Neither the Plan nor any action taken hereunder shall be construed as (i) giving any Eligible Person or Participant the right to continue as an Eligible Person or Participant or in the employ or service of the Company or a subsidiary or affiliate, (ii) interfering in any way with the right of the Company or a subsidiary or affiliate to terminate any Eligible Person's or Participant's employment or service at any time, (iii) giving an Eligible Person or Participant any claim to be granted any Award under the Plan or to be treated uniformly with other Participants and employees, or (iv) conferring on a Participant any of the rights of a shareholder of the Company unless and until the Participant is duly issued or transferred shares of Stock in accordance with the terms of an Award or an Option is duly exercised. Except as expressly provided in the Plan and an Award document, neither the Plan nor any Award document shall confer on any person other than the Company and the Participant any rights or remedies thereunder.

     (n) Severability; Entire Agreement. If any of the provisions of this Plan or any Award document is finally held to be invalid, illegal or unenforceable (whether in whole or in part), such provision shall be deemed modified to the extent, but only to the extent, of such invalidity, illegality or unenforceability, and the remaining provisions shall not be affected thereby; provided, that, if any of such provision is finally held to be invalid, illegal, or unenforceable because it exceeds the maximum scope determined to be acceptable to permit such provision to be enforceable, such provision shall be deemed to be modified to the minimum extent necessary to modify such scope in order to make such provision enforceable hereunder. The Plan and any Award documents contain the entire agreement of the parties with respect to the subject matter thereof and supersede all prior agreements, promises, covenants, arrangements, communications, representations and warranties between them, whether written or oral with respect to the subject matter thereof.

     (o) Plan Effective Date and Termination. The Plan shall become effective at November 14, 2000. Unless earlier terminated by action of the Board of Directors, the Plan will remain in effect until such time as no Stock remains available for delivery under the Plan and the Company has no further rights or obligations under the Plan with respect to outstanding Awards under the Plan.

                                                                Exhibit 10.2

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      2000 Stock Award and Incentive Plan,
       as amended and restated effective as of March 6, 2007 (the "Plan")

                      Purchased Restricted Stock Agreement

     This Purchased Restricted Stock Agreement (the "Agreement") confirms the grant on May 8, 2007 (the "Grant Date") by INTERNATIONAL FLAVORS & FRAGRANCES INC., a New York corporation (the "Company"), to David Insoft ("Employee"), for the purpose set forth in Section 1 of the Plan, of an Award of Restricted Stock (the "Restricted Stock"), as follows:

       Restricted Stock granted:      1158 Shares

       Purchase Price per Share:     $25.89 per Share, being 50% of the fair
                                     market value thereof on the Grant Date

       Aggregate Purchase Price:     $29980.62 (equal to the number of Shares
                                     granted times the Purchase Price per
                                     Share); the Company acknowledges receipt of the Purchase Price from Employeein cash, as of the Grant Date

       Restricted Stock Vests:       As to 100% of the Restricted Stock on the
                                     third anniversary of the Grant Date (the
                                     "Stated Vesting Date"), except that
                                     different vesting provisions may apply upon the occurrence of certain events specified in Section 3 or 5 hereof

The Restricted Stock is an award of shares of the Company's Common Stock (the "Common Stock") granted under Section 6(d) of the Plan, and is subject to the risk of forfeiture and other restrictions specified in the Plan and this Agreement, including the Terms and Conditions of Purchased Restricted Stock attached hereto. The number and kind of shares of Restricted Stock and other terms of the Restricted Stock are subject to adjustment in accordance with
Section 4 hereof and Section 11(c) of the Plan.

Employee acknowledges and agrees that (i) the Restricted Stock is nontransferable, (ii) the Restricted Stock, and certain amounts of gain realized upon vesting and delivery of the Shares, is subject to forfeiture in the event Employee fails to meet applicable requirements relating to non-competition, confidentiality, non-solicitation of customers, suppliers, business associates, employees and service providers, non-disparagement and cooperation in litigation with respect to the Company and its subsidiaries and affiliates, and financial reporting, as set forth in Section 7 hereof and Section 10 of the Plan, (iii) the Restricted Stock is subject to forfeiture in the event of Employee's Termination of Employment in certain circumstances prior to vesting, as specified in Section 3 hereof, (iv) sales of shares delivered upon vesting of the Restricted Stock will be subject to the Company's policies regulating trading by employees and (v) a copy of the Plan and related prospectus have previously been delivered to Employee, are being delivered to Employee or are available as specified in Section 1 hereof. In addition, and without limiting the foregoing, Employee consents, acknowledges and agrees that, as a condition to the grant of Restricted Stock hereunder, Section 10(d) of the Plan, which relates to forfeitures of Awards (as defined in the Plan) in the event of financial reporting misconduct, will apply to the Restricted Stock granted hereunder as well as to any other Awards that may have been granted to Employee prior to the Grant Date set forth above.

     IN WITNESS WHEREOF, INTERNATIONAL FLAVORS & FRAGRANCES INC. has caused this Agreement to be executed by its officer thereunto duly authorized, and Employee has duly executed this Agreement, by which each has agreed to the terms of this Agreement.

Employee                              INTERNATIONAL FLAVORS &
                                        FRAGRANCES INC.

                                      By: /s/ Dennis M. Meany
------------------------------           -------------------------------
David Insoft                              Dennis M. Meany
                                          Senior Vice President, General
                                           Counsel & Secretary

               TERMS AND CONDITIONS OF PURCHASED RESTRICTED STOCK

     The following Terms and Conditions apply to the Restricted Stock granted to Employee by INTERNATIONAL FLAVORS & FRAGRANCES INC. (the "Company"), as specified in the Purchased Restricted Stock Agreement (of which these Terms and Conditions form a part). Certain terms of the Restricted Stock, including the number of Shares granted, Purchase Price per Share and vesting date, are set forth on the preceding pages.

     1. General. The Restricted Stock is granted to Employee under the Company's 2000 Stock Award and Incentive Plan (the "Plan"), a copy of which is available for review, along with other documents constituting the "prospectus" for the Plan, on the Company's intranet site at One IFF/Corporate/Law Department. All of the applicable terms, conditions and other provisions of the Plan are incorporated by reference herein. Capitalized terms used in this Agreement but not defined herein shall have the same meanings as in the Plan. If there is any conflict between the provisions of this document and mandatory provisions of the Plan, the provisions of the Plan govern. By accepting the grant of the Restricted Stock, Employee agrees to be bound by all of the terms and provisions of the Plan (as presently in effect or later amended), the rules and regulations under the Plan adopted from time to time, and the decisions and determinations of the Company's Compensation Committee (the "Committee") made from time to time, provided that no such Plan amendment, rule or regulation or Committee decision or determination shall materially and adversely affect the rights of the Employee with respect to outstanding Restricted Stock without the consent of Employee.

     2. Nontransferability. Until such time as the Restricted Stock has become vested in accordance with the terms of this Agreement, Employee may not transfer Restricted Stock or any rights hereunder to any third party other than by will or the laws of descent and distribution. This restriction on transfer precludes any sale, assignment, pledge, or other encumbrance or disposition of the shares of Restricted Stock (except for forfeitures to the Company).

     3. Termination Provisions. The following provisions will govern the vesting and forfeiture of the Restricted Stock in the event of Employee's Termination of Employment (as defined below), provided that the Committee retains its powers to accelerate vesting or modify these terms subject to the consent of Employee in the case of a modification materially adverse to Employee:

     (a) Voluntary Resignation and Termination by the Company for Cause. In the event of Employee's Termination of Employment due to his or her voluntarily resignation (other than a Normal or Early Retirement governed by clause (b) or (c) below) or Termination of Employment by the Company for Cause (as defined below), all unvested Restricted Stock will be immediately forfeited.

     (b) Disability or Normal Retirement. In the event of Employee's Termination of Employment due to Disability (as defined below) or Normal Retirement (as defined below), Employee's unvested Restricted Stock will not be forfeited, but will remain outstanding and will become vested at the applicable date under this Agreement as though Employee had not had such a Termination of Employment; provided that Employee shall forfeit the unvested Restricted Stock if during the period following Termination of Employment up to the date of vesting Employee engages in activity that results in a Forfeiture Event set forth in Section 10 of the Plan. Employee acknowledges that the Committee has relied on the discretion granted to it under Section 10(d) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.

     (c) Termination by the Company Not for Cause or Early Retirement. In the event of Employee's Termination of Employment by the Company not for Cause or Employee's Early Retirement, the following rules apply:

   - A pro rata portion of Employee's then unvested Restricted Stock will not be forfeited, but will remain outstanding and will become vested at the applicable date under this Agreement as though Employee had not had such a Termination of Employment. This pro rata portion will be determined by multiplying the number of unvested Shares of Restricted Stock by a fraction the numerator of which is the number of days from the Grant Date to the date of Employee's Termination of Employment and the denominator of which is 1,095; provided that Employee shall forfeit the unvested Restricted Stock if during the period following Termination of Employment up to the date of vesting Employee engages in activity that results in a Forfeiture

     Event set forth in Section 10 of the Plan. Employee acknowledges that the Committee has relied on the discretion granted to it under Section 10(d) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.

   - Employee's Shares of Restricted Stock that had not become vested before such Termination of Employment and which are not included in the pro rata portion subject to continued vesting will be immediately forfeited.

     (d) Death. In the event of Employee's Termination of Employment due to death or the death of Employee following Termination but prior to vesting of Restricted Stock not otherwise forfeited hereunder, Employee's unvested Restricted Stock will not be forfeited but will become immediately vested.

     (e) Certain Definitions. The following definitions apply for purposes of this Agreement:

          (i) "Cause" has the meaning as defined in the Company's Executive Separation Policy or any successor policy thereto, as in effect at the time of Employee's Termination of Employment.

          (ii) "Disability" means a disability entitling Employee to long-term disability benefits under the Company's long-term disability policy as in effect at the date of Employee's termination of employment, upon written evidence of such permanent disability from a medical doctor in a form satisfactory to the Company.

          (iii) "Early Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 55 and before he or she has attained age 62 if at the time of Termination Employee has ten or more years in the employ of the Company and/or its subsidiaries.

          (iv) "Normal Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 62.

          (v) "Termination of Employment" means the event by which Employee ceases to be employed by the Company or any subsidiary of the Company and, immediately thereafter, is not employed by or providing substantial services to any of the Company or a subsidiary of the Company. If Employee is granted a leave of absence for military or governmental service or other purposes approved by the Board, he or she shall be considered as continuing in the employ of the Company, or of a subsidiary of the Company, for the purpose of this subsection, while on such authorized leave of absence.

     4. Dividends and Distributions and Adjustments.

     (a) Dividends and Distributions. Employee shall be entitled to receive with respect to the Restricted Stock all dividends and distributions payable on Common Stock (including for this purpose any forward stock split) if and to the extent that he is the record owner of such Restricted Stock on any record date for such a dividend or distribution and he has not forfeited such Restricted Stock on or before the payment date for such dividend or distribution, subject to the following terms and conditions (except as provided in Section 4(b) below):

          (i) In the event of a cash dividend or cash distribution on Common Stock other than an extraordinary dividend or distribution with a per-Share value at the payment date exceeding 8% of the then Fair Market Value of a Share, such dividend or distribution shall be paid in cash to Employee and shall be non-forfeitable;

          (ii) In the event of any non-cash dividend or distribution in the form of property other than Common Stock payable on Common Stock, such as shares of a subsidiary of the Company distributed in a spin-off, the Company shall retain in its custody the property so distributed in respect of Employee's Restricted Stock, which property thereafter will become vested if and to the same extent as the original Restricted Stock with respect to which the property was distributed becomes vested and, to the greatest extent practicable, shall be subject to all other terms and conditions as applied to the original Restricted Stock, including in the event of any dividends or distributions paid in respect of such property or with respect to the placement of any legend on certificate(s) or documents representing such property; provided, however, that any dividend or distribution of rights that expire before the applicable vesting date will be unrestricted and exercisable by Employee in accordance with their terms;

          (iii) In the event of a dividend or distribution in the form of Common Stock or split-up of shares, the Common Stock issued or delivered as such dividend or distribution or resulting from such split-up will be deemed to be additional Restricted Stock and will become vested if and to the same extent as the original Restricted Stock with respect to which the dividend or distribution was payable becomes vested, and shall be subject to all other terms and conditions as applied to the original Restricted Stock; and

          (iv) In the event of an extraordinary cash dividend or distribution not payable under clause (i) above, the amount of such cash shall be deemed reinvested in additional Restricted Stock at the Fair Market Value of Shares on the payment date, and the resulting Restricted Stock will become vested if and to the same extent as the original Restricted Stock with respect to which the dividend or distribution was payable becomes vested, and shall be subject to all other terms and conditions as applied to the original Restricted Stock.

     (b) Adjustments. The number and kind of shares of Restricted Stock and other terms and conditions of Restricted Stock or otherwise contained in this Agreement, including the Purchase Price per Share (for purposes of Section 6), shall be appropriately adjusted, in order to prevent dilution or enlargement of Employee's rights hereunder, to reflect any changes in the number of outstanding shares of Common Stock resulting from any event referred to in Section 11(c) of the Plan, taking into account any Restricted Stock or other amounts paid or credited to Employee in connection with such event under Section 4(a) hereof, in the sole discretion of the Committee. In addition, the Committee may vary the treatment of any dividend or distribution as specified under Section 4(a)(ii),
(iii) or (iv), in its discretion. The Committee may determine how to treat or settle any fractional share resulting under this Agreement.

     5. Change in Control Provisions. The provisions of Section 9(a) of the Plan shall apply to the Restricted Stock, such that vesting of Restricted Stock shall accelerate upon a Change in Control.

     6. Refund of Purchase Price Upon Forfeiture. In the event of Employee's forfeiture of Restricted Stock under Section 3, the Company will repay to Employee, for each Share of Restricted Stock forfeited, an amount equal to the lesser of the Purchase Price per Share (subject to any adjustment under Section 4(b)) or 100% of the Fair Market Value of a Share at the date of forfeiture. In the case of any forfeiture under Section 7, a refund will be paid calculated as the greater of the amount determined under this Section 6 or the amount, if any, payable under Section 10 of the Plan.

     7. Additional Forfeiture Provisions. Employee agrees that, by signing this Agreement and accepting the grant of the Restricted Stock, the forfeiture conditions set forth in Section 10 of the Plan shall apply to the Restricted Stock and to gains realized upon the vesting of the Restricted Stock.

     8. Other Terms of Restricted Stock.

     (a) Voting and Other Shareholder Rights. Employee shall be entitled to vote Restricted Stock on any matter submitted to a vote of holders of Common Stock, and shall have all other rights of a shareholder of the Company except as expressly limited by this Agreement.

     (b) Employee Representations and Warranties Upon Vesting. As a condition to the vesting of Restricted Stock, the Company may require Employee to make any representation or warranty to the Company as may be required under any applicable law or regulation, and to make a representation and warranty that no Forfeiture Event has occurred or is contemplated within the meaning of Section 10 of the Plan.

     (c)  Certificates/DRS.  Restricted  Stock shall be evidenced by issuance of
one  or  more  certificates  or  in  certificate-less   form  under  the  Direct

Registration System ("DRS") established by the Company, in the name of Employee, bearing an appropriate legend referring to the terms, conditions, and restrictions applicable hereunder, and shall remain in the physical custody of the General Counsel of the Company or his designee until such time as such Shares of Restricted Stock have been vested and the restrictions hereunder have therefore lapsed. In addition, Restricted Stock shall be subject to such stop-transfer orders and other restrictive measures as the General Counsel of the Company shall deem advisable under federal or state securities laws, rules and regulations thereunder, and the rules of the New York Stock Exchange, or to implement the terms, conditions and restrictions hereunder, and the General Counsel may cause a legend or legends to be placed on any such certificates or DRS accounts to make appropriate reference to the terms, conditions and restrictions hereunder.

     (d) Stock Powers. Employee agrees to execute and deliver to the Company one or more stock powers, in such form as may be specified by the General Counsel, authorizing the transfer of the Restricted Stock to the Company, upon the request of the Company.

     (e) Mandatory Tax Withholding. Unless otherwise determined by the Committee, at the time of settlement the Company will withhold from any Shares deliverable to Employee, in accordance with Section 11(d) of the Plan, the number of shares having a value nearest to, but not exceeding, the amount of income taxes, employment taxes or other withholding amounts required to be withheld under applicable local laws and regulations, and pay the amount of such withholding taxes in cash to the appropriate taxing authorities. Employee will be responsible for any taxes relating to the Restricted Stock not satisfied by means of such mandatory withholding.

     (f) Employee Consent. By signing this Agreement, Employee voluntarily acknowledges and consents to the collection, use, processing and transfer of personal data as described in this Section 8(f). Employee is not obliged to consent to such collection, use, processing and transfer of personal data; however, failure to provide the consent may affect Employee's ability to participate in the Plan. The Company and its subsidiaries hold, for the purpose of managing and administering the Plan, certain personal information about Employee, including Employee's name, home address and telephone number, date of birth, social security number or other employee identification number, salary, nationality, job title, any shares of stock or directorships held in the Company, and details of all options or any other entitlement to shares of stock awarded, canceled, purchased, vested, unvested or outstanding in Employee's favor ("Data"). The Company and/or its subsidiaries will transfer Data among themselves as necessary for the purpose of implementation, administration and management of Employee's participation in the Plan and the Company and/or any of its subsidiaries may each further transfer Data to any third parties assisting the Company in the implementation, administration and management of the Plan. These recipients may be located in the European Economic Area, or elsewhere throughout the world, such as the United States. Employee authorizes them to receive, possess, use, retain and transfer the Data, in electronic or other form, for the purposes of implementing, administering and managing Employee's participation in the Plan, including any requisite transfer of such Data as may be required for the administration of the Plan and/or the subsequent holding of shares on Employee's behalf to a broker or other third party with whom Employee may elect to deposit any shares acquired pursuant to the Plan. Employee may, at any time, review Data, require any necessary amendments to it or withdraw the consents herein in writing by contacting the Company; however, withdrawing consent may affect Employee's ability to participate in the Plan.

     (g) Voluntary Participation. Employee's participation in the Plan is voluntary. The value of the Restricted Stock is an extraordinary item of compensation. As such, the Restricted Stock is not part of normal or expected compensation for purposes of calculating any severance, resignation, redundancy, end of service payments, bonuses, long-service awards, pension or retirement benefits or similar payments. Rather, the awarding of Restricted Stock to Employee under the Plan represents a mere investment opportunity.

     (h) Consent to Electronic Delivery. EMPLOYEE HEREBY CONSENTS TO ELECTRONIC DELIVERY OF THE PLAN, THE PROSPECTUS FOR THE PLAN AND OTHER DOCUMENTS RELATED TO THE PLAN (COLLECTIVELY, THE "PLAN DOCUMENTS"). THE COMPANY WILL DELIVER THE PLAN DOCUMENTS ELECTRONICALLY TO EMPLOYEE BY E-MAIL, BY POSTING SUCH DOCUMENTS ON ITS INTRANET WEBSITE OR BY ANOTHER MODE OF ELECTRONIC DELIVERY AS DETERMINED BY THE COMPANY IN ITS SOLE DISCRETION. THE COMPANY WILL SEND TO EMPLOYEE AN E-MAIL ANNOUNCEMENT WHEN A NEW PLAN DOCUMENT IS AVAILABLE ELECTRONICALLY FOR EMPLOYEE'S

REVIEW, DOWNLOAD OR PRINTING AND WILL PROVIDE INSTRUCTIONS ON WHERE THE PLAN DOCUMENT CAN BE FOUND. UNLESS OTHERWISE SPECIFIED IN WRITING BY THE COMPANY, EMPLOYEE WILL NOT INCUR ANY COSTS FOR RECEIVING THE PLAN DOCUMENTS ELECTRONICALLY THROUGH THE COMPANY'S COMPUTER NETWORK. EMPLOYEE WILL HAVE THE RIGHT TO RECEIVE PAPER COPIES OF ANY PLAN DOCUMENT BY SENDING A WRITTEN REQUEST FOR A PAPER COPY TO THE ADDRESS SPECIFIED IN SECTION 9(e) HEREOF. EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS WILL BE VALID AND REMAIN EFFECTIVE UNTIL THE EARLIER OF (I) THE TERMINATION OF EMPLOYEE'S PARTICIPATION IN THE PLAN AND (II) THE WITHDRAWAL OF EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS. THE COMPANY ACKNOWLEDGES AND AGREES THAT EMPLOYEE HAS THE RIGHT AT ANY TIME TO WITHDRAW HIS OR HER CONSENT TO ELECTRONIC DELIVERY OF THE
PLAN DOCUMENTS BY SENDING A WRITTEN NOTICE OF WITHDRAWAL TO THE ADDRESS SPECIFIED IN SECTION 9(e) HEREOF. IF EMPLOYEE WITHDRAWS HIS OR HER CONSENT TO ELECTRONIC DELIVERY, THE COMPANY WILL RESUME SENDING PAPER COPIES OF THE PLAN DOCUMENTS WITHIN TEN (10) BUSINESS DAYS OF ITS RECEIPT OF THE WITHDRAWAL NOTICE. EMPLOYEE ACKNOWLEDGES THAT HE OR SHE IS ABLE TO ACCESS, VIEW AND RETAIN AN E-MAIL ANNOUNCEMENT INFORMING EMPLOYEE THAT THE PLAN DOCUMENTS ARE AVAILABLE IN EITHER HTML, PDF OR SUCH OTHER FORMAT AS THE COMPANY DETERMINES IN ITS SOLE DISCRETION.

     9. Miscellaneous.

     (a) Binding Agreement; Written Amendments. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties. This Agreement constitutes the entire agreement between the parties with respect to the Restricted Stock, and supersedes any prior agreements or documents with respect thereto. No amendment or alteration of this Agreement which may impose any additional obligation upon the Company shall be valid unless expressed in a written instrument duly executed in the name of the Company, and no amendment, alteration, suspension or termination of this Agreement which may materially impair the rights of Employee with respect to the Restricted Stock shall be valid unless expressed in a written instrument executed by Employee.

     (b) No Promise of Employment. The Restricted Stock and the granting thereof shall not constitute or be evidence of any agreement or understanding, express or implied, that Employee has a right to continue as an officer or employee of the Company for any period of time, or at any particular rate of compensation. Employee acknowledges and agrees that the Plan is discretionary in nature and limited in duration, and may be amended, cancelled, or terminated by the Company, in its sole discretion, at any time, provided, however that any outstanding Restricted Stock shall not be materially and adversely affected. The grant of Restricted Stock under the Plan is a one-time benefit and does not create any contractual or other right to receive a grant of restricted stock or other equity awards or benefits in lieu of equity awards in the future. Future grants, if any, will be at the sole discretion of the Company, including, but not limited to, the timing of any grant, the number of Shares and vesting provisions.

     (d) Governing Law. THE VALIDITY, CONSTRUCTION, AND EFFECT OF THIS AGREEMENT SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS (INCLUDING THOSE GOVERNING CONTRACTS) OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAWS, AND APPLICABLE FEDERAL LAW. The Restricted Stock and the granting thereof are subject to the Employee's compliance with the applicable law of the jurisdiction of Employee's employment.

     (e) Notices. Any notice to be given the Company under this Agreement shall be addressed to the Company at 521 West 57th Street, New York, NY 10019, attention: Corporate Secretary, and any notice to the Employee shall be addressed to the Employee at Employee's address as then appearing in the records of the Company.

                                                                Exhibit 10.3

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.
                      2000 Stock Award and Incentive Plan,
              as amended and restated effective as of March 6, 2007

                      U.S. Restricted Stock Units Agreement

This Restricted Stock Units Agreement (the "Agreement") confirms the grant on May 8, 2007 (the "Grant Date") by INTERNATIONAL FLAVORS & FRAGRANCES INC., a New York corporation (the "Company"), to David Insoft ("Employee") of Restricted Stock Units (the "Units"), as follows:

          Number granted: 579 Units

          Units vest:  All Units will vest on May 8, 2010 (the  "Stated  Vesting
               Date"), if not previously forfeited. In addition, the Units will become immediately vested upon a Change in Control or upon the occurrence of certain events relating to termination of employment in accordance with Section 4 hereof.

          Settlement: Units granted hereunder will be settled by delivery of one share of the Company's Common Stock, par value $.12-1/2 per share, for each Unit being settled. Such settlement shall occur promptly on or following the vesting (the lapse of the risk of forfeiture) of each Unit as specified above, subject to Section
               6. Any reference in this Agreement to settlement "promptly" upon a settlement date requires that shares be delivered no more than 60 days after the settlement date. The foregoing notwithstanding, settlement shall be deferred in certain cases if so elected by Employee by filling out the following section, executing the Agreement and returning it to the Company by June 8, 2007, or as otherwise provided under Section 6 hereof:

          Check Only One:

          ____ I hereby  elect to have my Units  settled  at the date of vesting
               (this includes any date following Termination of Employment deemed to result from continued vesting under Section 4(b) or
               (c)) (Note: this election will apply if this form is not returned or if no box is checked).

          ____ I hereby elect to defer the settlement of my Units until the first business day of the year (date must be after the Stated Vesting Date) (subject to accelerated settlement of the deferred Units in the event of a Change in Control (subject to Section 6) and accelerated settlement of previously vested Units in the event of Employee's Termination of Employment for any reason, including Normal or Early Retirement, after the Stated Vesting Date, at which time settlement will occur promptly but subject to the six-month delay rule of Section 6(b), if applicable).

          ____ I hereby  elect  to defer  the  settlement  of my Units  until my
               Termination of Employment for any reason, including Retirement, at which time settlement will occur promptly but subject to the six-month delay rule of Section 6(b), if applicable, and in all events subject to accelerated settlement in the event of a Change in Control (subject to Section 6).

          If I elect to defer the settlement of my Units, I acknowledge and agree that, if the Company declares and pays a dividend of any kind on the Company's Common Stock, amounts equivalent to such dividends will be paid on any vested Units after the Stated Vesting Date, even if such Units have not been settled, and that such dividend equivalents will be treated as compensation to me.

                                   * * * * * *

The Units are granted under Section 6(e) of the 2000 Stock Award and Incentive Plan, as amended and restated effective as of March 6, 2007 (the "Plan"), and are subject to the terms and conditions of the Plan and this Agreement, including the Terms and Conditions of Restricted Stock Units attached hereto. The number of Units and the kind of shares deliverable in settlement of Units are subject to adjustment in accordance with Section 5 hereof and Section 11(c) of the Plan.

Employee acknowledges and agrees that (i) Units are nontransferable, except as provided in Section 3 hereof and Section 11(b) of the Plan, (ii) Units, and certain amounts of gain realized upon settlement of Units, are subject to forfeiture in the event Employee fails to meet applicable requirements relating to non-competition, confidentiality, non-solicitation of customers, suppliers, business associates, employees and service providers, non-disparagement and cooperation in litigation with respect to the Company and its subsidiaries and affiliates, and financial reporting, as set forth in Section 7 hereof and
Section 10 of the Plan, (iii) Units are subject to forfeiture in the event of Employee's Termination of Employment in certain circumstances prior to vesting, as specified in Section 4 hereof, (iv) sales of shares delivered in settlement of Units will be subject to the Company's policies regulating trading by employees and (v) a copy of the Plan and related prospectus have previously been delivered to Employee, are being delivered to Employee or are available as specified in Section 1 hereof. In addition, and without limiting the foregoing, Employee consents, acknowledges and agrees that, as a condition to the grant of Units hereunder, Section 10(d) of the Plan, which relates to forfeitures of Awards (as defined in the Plan) in the event of financial reporting misconduct, will apply to the Units granted hereunder as well as to any other Awards that may have been granted to Employee prior to the Grant Date set forth above.

     IN WITNESS WHEREOF, INTERNATIONAL FLAVORS & FRAGRANCES INC. has caused this Agreement to be executed by its officer thereunto duly authorized, and Employee has duly executed this Agreement, by which each has agreed to the terms of this Agreement.

Employee                                    INTERNATIONAL FLAVORS &
                                               FRAGRANCES INC.


                                            By: /s/ Dannis M. Meany
--------------------------------               --------------------------------
David Insoft                                     Dennis M. Meany
                                                 Senior Vice President, General
                                                    Counsel & Secretary

                 TERMS AND CONDITIONS OF RESTRICTED STOCK UNITS

     The following Terms and Conditions apply to the Units granted to Employee by INTERNATIONAL FLAVORS & FRAGRANCES INC. (the "Company"), as specified in the U.S. Restricted Stock Units Agreement (of which these Terms and Conditions form a part). Certain terms of the Units, including the number of Units granted, vesting date(s) and settlement date, are set forth on the preceding pages.

     1. General. The Units are granted to Employee under the Company's 2000 Stock Award and Incentive Plan (the "Plan"), a copy of which is available for review, along with other documents constituting the "prospectus" for the Plan, on the Company's intranet site at One IFF/Corporate/Law Department. All of the applicable terms, conditions and other provisions of the Plan are incorporated by reference herein. Capitalized terms used in this Agreement but not defined herein shall have the same meanings as in the Plan. If there is any conflict between the provisions of this document and mandatory provisions of the Plan, the provisions of the Plan govern. By accepting the grant of the Units, Employee agrees to be bound by all of the terms and provisions of the Plan (as presently in effect or later amended), the rules and regulations under the Plan adopted from time to time, and the decisions and determinations of the Company's Compensation Committee (the "Committee") made from time to time, provided that no such Plan amendment, rule or regulation or Committee decision or determination shall materially and adversely affect the rights of the Employee with respect to outstanding Units.

     2. Account for Employee. The Company shall maintain a bookkeeping account for Employee (the "Account") reflecting the number of Units then credited to Employee hereunder as a result of such grant of Units.

     3. Nontransferability. Until Units become settleable in accordance with the terms of this Agreement, Employee may not transfer Units or any rights hereunder to any third party other than by will or the applicable laws of descent and distribution, except for transfers to a Beneficiary upon death of Employee or otherwise if and to the extent permitted by the Company and subject to the conditions under Section 11(b) of the Plan.

     4. Termination Provisions. The following provisions will govern the vesting and forfeiture of the Units in the event of Employee's Termination of Employment (as defined below), provided that the Committee retains its powers to accelerate vesting or modify these terms, subject to the consent of Employee in the case of a modification materially adverse to Employee and subject to Section 6(b) hereof:

          (a) Voluntary Resignation and Termination by the Company for Cause. In the event of Employee's Termination of Employment due to his or her voluntary resignation (other than a Normal or Early Retirement governed by clause (b) or (c) below) or Termination of Employment by the Company for Cause (as defined below), all unvested Units will be immediately forfeited, and the portion of the then-outstanding Units that is vested and non-forfeitable at the date of Termination will be settled promptly following such Termination, subject to the six-month delay rule in Section 6(b) if applicable.

          (b) Disability or Normal Retirement. In the event of Employee's Termination of Employment due to Disability (as defined below) or Normal Retirement (as defined below), Employee's unvested Units will not be forfeited, but will remain outstanding and will become vested at the applicable date under this Agreement as though Employee had not had such a Termination of Employment; provided that Employee shall forfeit the unvested Units if before the date of vesting Employee engages in an activity that results in a Forfeiture Event set forth in Section 10 of the Plan. Upon vesting, such Units will be settled promptly. Units vested prior to such Termination will be settled promptly following such Termination, subject to the six-month delay rule in Section 6(b) if applicable. Employee acknowledges that the Committee has relied on the discretion granted to it under Section 10(e) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.

          (c) Termination by the Company Not for Cause or Early Retirement. In the event of Employee's Termination of Employment by the Company not for Cause or Employee's Early Retirement, the following rules apply:

             - A pro rata portion of Employee's  then unvested Units will not be forfeited, but will remain outstanding and will become vested at the applicable date under this Agreement as though Employee had not had such a Termination of Employment. This pro rata portion will be determined by multiplying the number of unvested Units by a fraction the numerator of which is the number of days from the Grant Date to the date of Employee's Termination of Employment and the denominator of which is 1,095; provided that Employee shall forfeit such unvested Units if before the date of vesting Employee engages in activity that results in a Forfeiture Event set forth in Section 10 of the Plan. Employee acknowledges that the Committee has relied on the discretion granted to it under
               Section 10(e) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.
            - Employee's Units that had not become vested before such Termination of Employment and which are not included in the pro rata portion subject to continued vesting will be immediately forfeited.
             - Upon  vesting  of the  Units  included  in the pro  rata  portion subject to continued vesting, such Units will be settled promptly as provided herein.
             - Units vested prior to such  Termination  will be settled promptly after such  Termination,  subject to the six-month  delay rule in
               Section 6(b) if applicable.

          (d) Death. In the event of Employee's Termination of Employment due to death or the death of Employee following Termination (including death after Termination but prior to vesting of Units not otherwise forfeited hereunder), Employee's unvested Units will not be forfeited but will become immediately vested, and such Units and any Units vested prior to death will be settled promptly as provided herein.

          (e) Certain Definitions. The following definitions apply for purposes of this Agreement:

               (i) "Cause" has the meaning as defined in the Company's Executive Separation Policy or any successor policy thereto, as in effect at the time of Employee's Termination of Employment.

               (ii)"Disability" means a disability entitling Employee to long-term disability benefits under the Company's long-term disability policy as in effect at the date of Employee's termination of employment, upon written evidence of such total disability from a medical doctor in a form satisfactory to the Company.

               (iii) "Early Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 55 and before he or she has attained age 62 if at the time of Termination Employee has ten or more years in the employ of the Company and/or its subsidiaries.

               (iv)"Normal Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 62.

               (v) "Termination of Employment" means the event by which Employee ceases to be employed by the Company or any subsidiary of the Company and, immediately thereafter, is not employed by or providing substantial services to any of the Company or a subsidiary of the Company. If Employee is granted a leave of absence for military or governmental service or other purposes approved by the Board, he or she shall be considered as continuing in the employ of the Company, or of a subsidiary of the Company, for the purpose of this subsection, while on such authorized leave of absence.

          5. Dividends and Adjustments.

          (a) Dividends. No dividends or dividend equivalents will be credited or paid on any unvested Units. Units that, at the relevant dividend record date that occurs before the issuance of shares in settlement of Units, previously have been vested (i.e., Units deferred as to settlement under Section 6), shall be entitled to payments or credits equivalent to dividends that would have been paid if the Units had been outstanding shares at such record date. The form and timing of such payments will be in the discretion of the Committee.

          (b) Adjustments. The number of Units credited to Employee's Account and/or the property deliverable upon settlement of Units shall be appropriately adjusted, in order to prevent dilution or enlargement of Employee's rights with respect to Units in connection with, or to reflect any changes in the number and kind of outstanding shares of Common Stock resulting from, any corporate transaction or event referred to in the first sentence of Section 11(c) of the Plan (this provision takes precedence over Section 5(a) in the case of a large and non-recurring cash dividend or any non-cash dividend).

          (c) Risk of Forfeiture and Settlement of Units Resulting from Adjustments. Units (and other property deliverable in settlement of Units) which directly or indirectly result from adjustments to a Unit granted hereunder shall be subject to the same risk of forfeiture (including additional forfeiture terms of Section 10 of the Plan) as applies to the granted Unit and will be settled at the same time as the granted Unit.

          6. Deferral of Settlement.

          (a) Voluntary Deferral. Settlement of any Unit, which otherwise would occur upon the vesting or lapse of the risk of forfeiture of such Unit, will be deferred in certain cases if and to the extent so elected by Employee in accordance with the cover page of this Agreement.

          (b) Code Section 409A Compliance. Deferrals, whether elective or mandatory under the terms of this Agreement (this generally includes terms providing for post-termination vesting), shall comply with requirements under Section 409A of the Internal Revenue Code (the "Code"). Other provisions of this Agreement notwithstanding, under U.S. federal income tax laws and Treasury Regulations (including any other applicable guidance) as presently in effect or hereafter implemented, (i) a distribution in settlement of Units to Employee triggered by a Termination of Employment will occur only if the Termination constitutes a "separation from service" within the meaning of Code Section 409A(a)(2)(A)(i) and, if at the time of such separation from service Employee is a "specified employee" under Code
     Section 409A(a)(2)(B)(i) and a delay in distribution is required in order that Employee will not be subject to a tax penalty under Code Section 409A, such distribution in settlement of Units will occur at the date six months after Termination of Employment; (ii) any Units deemed to constitute a deferral of compensation under Code Section 409A will be subject to accelerated settlement under Section 9(a) of the Plan or otherwise upon a Change in Control only if the Change in Control constitutes a change in the ownership or effective control of the corporation or in the ownership of a substantial portion of the assets of the corporation within the meaning of
     Section 409A(a)(2)(A)(v);and (iii) any rights of Employee or retained authority of the Company with respect to Units hereunder shall be automatically modified and limited to the extent necessary so that Employee will not be deemed to be in constructive receipt of income relating to the Units prior to the distribution and so that Employee shall not be subject to any penalty under Code Section 409A. . In this regard, the Company shall have no retained discretion to accelerate the settlement of the Units beyond that permitted under Code Section 409A without triggering any tax penalty.

     7. Additional Forfeiture Provisions. Employee agrees that, by signing this Agreement and accepting the grant of the Units, the forfeiture conditions set forth in Section 10 of the Plan shall apply to all Units hereunder and to gains realized upon the vesting of the Units. For the purpose of the forfeiture conditions set forth in Section 10 of the Plan, gains will be deemed to be realized at the time of vesting for any Units the settlement of which is deferred at the election of Employee.

     8. Employee Representations and Warranties Upon Settlement. As a condition to the settlement of the Units, the Company may require Employee to make any representation or warranty to the Company as may be required under any applicable law or regulation, and to make a representation and warranty that no Forfeiture Event has occurred or is contemplated within the meaning of Section 10 of the Plan.

     9. Other Terms Relating to Units.

          (a) Fractional Units and Shares. The number of Units credited to Employee's Account shall include fractional Units, if any, calculated to at least three decimal places, unless otherwise determined by the Committee. Unless settlement is effected through a third-party broker or agent that can accommodate fractional shares (without requiring issuance of a fractional share by the Company), upon settlement of the Units Employee shall be paid, in cash, an amount equal to the value of any fractional share that would have otherwise been deliverable in settlement of such Units.

          (b) Mandatory Tax Withholding. Unless otherwise determined by the Committee, at the time of settlement the Company will withhold from any shares deliverable in settlement of the Units, in accordance with Section 11(d) of the Plan, the number of shares having a value nearest to, but not exceeding, the amount of income taxes, employment taxes or other withholding amounts required to be withheld under applicable local laws and regulations, and pay the amount of such withholding taxes in cash to the appropriate taxing authorities. Employee will be responsible for any taxes relating to the Units not satisfied by means of such mandatory withholding.

          (c) Statements. An individual statement of each Employee's Account will be issued to each Employee at such times as may be determined by the Company. Such a statement shall reflect the number of Units credited to Employee's Account, transactions therein during the period covered by the statement, and other information deemed relevant by the Committee. Such a statement may be combined with or include information regarding other plans and compensatory arrangements for employees. Any statement containing an error shall not, however, represent a binding obligation to the extent of such error.

          (d) Employee Consent. By signing this Agreement, Employee voluntarily acknowledges and consents to the collection, use processing and transfer of personal data as described in this Section 9(d). Employee is not obliged to consent to such collection, use, processing and transfer of personal data; however, failure to provide the consent may affect Employee's ability to participate in the Plan. The Company and its subsidiaries hold, for the purpose of managing and administering the Plan, certain personal information about Employee, including Employee's name, home address and telephone number, date of birth, social security number or other employee identification number, salary, nationality, job title, any shares of stock or directorships held in the Company, and details of all options or any other entitlement to shares of stock awarded, canceled, purchased, vested, unvested or outstanding in Employee's favor ("Data"). The Company and/or its subsidiaries will transfer Data among themselves as necessary for the purpose of implementation, administration and management of Employee's participation in the Plan and the Company and/or any of its subsidiaries may each further transfer Data to any third parties assisting the Company in the implementation, administration and management of the Plan. These recipients may be located in the European Economic Area, or elsewhere throughout the world, such as the United States. Employee authorizes them to receive, possess, use, retain and transfer the Data, in electronic or other form, for the purposes of implementing, administering and managing Employee's participation in the Plan, including any requisite transfer of such Data as may be required for the administration of the Plan and/or the subsequent holding of shares on Employee's behalf to a broker or other third party with whom Employee may elect to deposit any shares acquired pursuant to the Plan. Employee may, at any time, review Data, require any necessary amendments to it or withdraw the consents herein in writing by contacting the Company; however, withdrawing consent may affect Employee's ability to participate in the Plan.

          (e) Voluntary Participation. Employee's participation in the Plan is voluntary. The value of the Units is an extraordinary item of compensation. As such, the Units are not part of normal or expected compensation for purposes of calculating any severance, resignation, redundancy, end of service payments, bonuses, long-service awards, pension or retirement benefits or similar payments. Rather, the awarding of Units to Employee under the Plan represents a mere investment opportunity.

          (f) Consent to Electronic Delivery. EMPLOYEE HEREBY CONSENTS TO ELECTRONIC DELIVERY OF THE PLAN, THE PROSPECTUS FOR THE PLAN AND OTHER DOCUMENTS RELATED TO THE PLAN (COLLECTIVELY, THE "PLAN DOCUMENTS"). THE COMPANY WILL DELIVER THE PLAN DOCUMENTS ELECTRONICALLY TO EMPLOYEE BY E-MAIL, BY POSTING SUCH DOCUMENTS ON ITS INTRANET WEBSITE OR BY ANOTHER MODE OF ELECTRONIC DELIVERY AS DETERMINED BY THE COMPANY IN ITS SOLE DISCRETION. THE COMPANY WILL SEND TO EMPLOYEE AN E-MAIL ANNOUNCEMENT WHEN A NEW PLAN DOCUMENT IS AVAILABLE ELECTRONICALLY FOR EMPLOYEE'S REVIEW,
     DOWNLOAD  OR  PRINTING  AND WILL  PROVIDE  INSTRUCTIONS  ON WHERE  THE PLAN
     DOCUMENT CAN BE FOUND. UNLESS OTHERWISE SPECIFIED IN WRITING BY THE COMPANY, EMPLOYEE WILL NOT INCUR ANY COSTS FOR RECEIVING THE PLAN DOCUMENTS ELECTRONICALLY THROUGH THE COMPANY'S COMPUTER NETWORK. EMPLOYEE WILL HAVE THE RIGHT TO RECEIVE PAPER COPIES OF ANY PLAN DOCUMENT BY SENDING A WRITTEN REQUEST FOR A PAPER COPY TO THE ADDRESS SPECIFIED IN SECTION 10(e) HEREOF. EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS WILL BE VALID AND REMAIN EFFECTIVE UNTIL THE EARLIER OF (I) THE TERMINATION OF EMPLOYEE'S PARTICIPATION IN THE PLAN AND (II) THE WITHDRAWAL OF EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS. THE COMPANY ACKNOWLEDGES AND AGREES THAT EMPLOYEE HAS THE RIGHT AT ANY TIME TO WITHDRAW HIS OR HER CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS BY SENDING A WRITTEN NOTICE OF WITHDRAWAL TO THE ADDRESS SPECIFIED IN SECTION 10(e) HEREOF. IF EMPLOYEE WITHDRAWS HIS OR HER CONSENT TO ELECTRONIC DELIVERY, THE COMPANY WILL RESUME SENDING PAPER COPIES OF THE PLAN DOCUMENTS WITHIN TEN (10) BUSINESS DAYS OF ITS RECEIPT OF THE WITHDRAWAL NOTICE. EMPLOYEE ACKNOWLEDGES THAT HE OR SHE IS ABLE TO ACCESS, VIEW AND RETAIN AN E-MAIL ANNOUNCEMENT INFORMING EMPLOYEE THAT THE PLAN DOCUMENTS ARE AVAILABLE IN EITHER HTML, PDF OR SUCH OTHER FORMAT AS THE COMPANY DETERMINES IN ITS SOLE DISCRETION.

          10. Miscellaneous.

          (a) Binding Agreement; Written Amendments. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties. This Agreement constitutes the entire agreement between the parties with respect to the Units, and supersedes any prior agreements or documents with respect thereto. No amendment or alteration of this Agreement which may impose any additional obligation upon the Company shall be valid unless expressed in a written instrument duly executed in the name of the Company, and no amendment, alteration, suspension or termination of this Agreement which may materially impair the rights of Employee with respect to the Units shall be valid unless expressed in a written instrument executed by Employee.

          (b) No Promise of Employment. The Units and the granting thereof shall not constitute or be evidence of any agreement or understanding, express or implied, that Employee has a right to continue as an officer or employee of the Company for any period of time, or at any particular rate of compensation. Employee acknowledges and agrees that the Plan is discretionary in nature and limited in duration, and may be amended, cancelled, or terminated by the Company, in its sole discretion, at any time, provided, however that any outstanding Units shall not be materially and adversely affected. The grant of Units under the Plan is a one-time benefit and does not create any contractual or other right to receive a grant of restricted stock units or stock options or benefits in lieu of units or stock options in the future. Future grants, if any, will be at the sole discretion of the Company, including, but not limited to, the timing of any grant, the number of units and vesting provisions.


          (c) Unfunded Plan. Any provision for distribution in settlement of Employee's Account hereunder shall be by means of bookkeeping entries on the books of the Company and shall not create in Employee any right to, or claim against any, specific assets of the Company, nor result in the creation of any trust or escrow account for Employee. With respect to Employee's entitlement to any distribution hereunder, Employee shall be a general creditor of the Company.

          (d) Governing Law. THE VALIDITY, CONSTRUCTION, AND EFFECT OF THIS AGREEMENT SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS (INCLUDING THOSE GOVERNING CONTRACTS) OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAWS, AND APPLICABLE FEDERAL LAW. The Units and the granting thereof are subject to the Employee's compliance with the applicable law of the jurisdiction of Employee's employment.

          (e) Notices. Any notice to be given the Company under this Agreement shall be addressed to the Company at 521 West 57th Street, New York, NY 10019, attention: Corporate Secretary, and any notice to the Employee shall be addressed to the Employee at Employee's address as then appearing in the records of the Company.

                                                                 Exhibit 10.4

                     INTERNATIONAL FLAVORS & FRAGRANCES INC.

                      2000 Stock Award and Incentive Plan,
       as amended and restated effective as of March 6, 2007 (the "Plan")

                   Stock-Settled Appreciation Rights Agreement

     This Stock-Settled Appreciation Rights Agreement (the "Agreement") confirms the grant on May 8, 2007 (the "Grant Date") by INTERNATIONAL FLAVORS & FRAGRANCES INC., a New York corporation (the "Company"), to David Insoft ("Employee"), for the purpose set forth in Section 1 of the Plan, of stock appreciation rights (the "SARs") covering shares of the Company's Common Stock, par value $.12-1/2 per share (the "Shares"), pursuant to Section 6(c) of the Plan, as follows:

   Shares covered by SARs:     1,931 Shares

   Base Price (akin to         $51.78 per Share, being the fair market value
   exercise price):            thereof on the Grant Date


   SARs vest and become        As to 100%  of the Shares covered by the SARs on
   exercisable:                the third anniversary of the Grant Date, except
                               that different vesting and exercisability provisions may apply upon the occurrence of certain events specified in Section 5 or 6 hereof

   Expiration Date:            The seventh anniversary of the Grant Date (at
                               the close of business) (the "Stated Expiration
                               Date") or, in the event Employee's employment by the Company or its subsidiaries earlier terminates, then at the date the SARs expire or cease to be exercisable as provided under
                               Section 5 hereof, or, in the event of a Change in Control, as provided in Section 6

   Payment to Employee Upon    Upon exercise of SARs, Employee shall be
   Exercise:                   entitled to receive payment in Shares
                               determined by the following formula:

                               Shares = ((FMV - Base Price) * SARs Exercised)
                                         / FMV

                               Where:  "Shares" is the number of Shares to be
                                        delivered
                                        "FMV" is the Fair Market Value of a
                                        Share at the exercise date "Base
                                        Price" is as set forth above "SARs
                                        Exercised" is the number of Shares
                                        covered by the SARs then being exercised
                                           "*" means "multiplied by"
                                           "/ " means "divided by"

    Other Exercise Conditions   SARs may only be exercised at a date that the
                                Fair Market Value of a Share exceeds the Base
                                Price, and only if the SARs are otherwise exercisable at such date. If, on the date the SARs expire or terminate, both conditions in the preceding sentence have been met, the SARs shall be automatically exercised.


The SARs are subject to the terms and conditions of the Plan and this Agreement, including the Terms and Conditions of Stock Appreciation Rights Grant attached hereto. The number and kind of shares purchasable and the Base Price are subject to adjustment in accordance with Section 11(c) of the Plan.

Employee acknowledges and agrees that (i) the SARs are nontransferable, except as provided in Section 4 hereof and Section 11(b) of the Plan, (ii) the SARs, and certain amounts of gain realized upon exercise of the SARs, are subject to forfeiture in the event Employee fails to meet applicable requirements relating to non-competition, confidentiality, non-solicitation of customers, suppliers, business associates, employees and service providers, non-disparagement and cooperation in litigation with respect to the Company and its subsidiaries and affiliates, as set forth in Section 7 hereof and Section 10 of the Plan, (iii) the SARs are subject to forfeiture in the event of Employee's termination of employment in certain circumstances, as provided in Section 10 of the Plan and
Section 5 hereof, (iv) sales of Shares will be subject to the Company's policies regulating securities trading by employees and the securities laws of the United States and (v) a copy of the Plan and related prospectus have previously been delivered to Employee, are being delivered to Employee or are available as specified in Section 1 hereof. In addition, and without limiting the foregoing, Employee consents, acknowledges and agrees that, as a condition to the grant of SARs hereunder, Section 10(d) of the Plan, which relates to forfeitures of Awards (as defined in the Plan) in the event of financial reporting misconduct, will apply to the SARs granted hereunder as well as to any other Awards that may have been granted to Employee prior to the Grant Date set forth above.

     IN WITNESS WHEREOF, International Flavors & Fragrances Inc. has caused this Agreement to be executed by its officer thereunto duly authorized, and Employee has duly executed this Agreement, as of the Grant Date, both parties intending to be legally bound hereby.

Employee                                    INTERNATIONAL FLAVORS &
                                               FRAGRANCES INC.


                                             By: /s/ Dennis M. Meany
--------------------------------             ----------------------------
David Insoft                                    Dennis M. Meany
                                                Senior Vice President, General
                                                   Counsel & Secretary

             TERMS AND CONDITIONS OF STOCK APPRECIATION RIGHTS GRANT

     The following Terms and Conditions apply to the SARs granted to Employee by INTERNATIONAL FLAVORS & FRAGRANCES INC. (the "Company"), as specified on the preceding page. Certain specific terms of the SARs, including the number of shares purchasable, vesting and expiration dates, and the Base Price, are set forth on the preceding page.

     1. General. The SARs are granted to Employee under the Company's 2000 Stock Award and Incentive Plan (the "Plan"), a copy of which is available for review, along with other documents constituting the "prospectus" for the Plan, on the Company's intranet site at One IFF/Corporate/Law Department. All of the terms, conditions and other provisions of the Plan are incorporated by reference herein. Capitalized terms used in this Agreement but not defined herein (or in the preceding page) shall have the same meanings as in the Plan. If there is any conflict between the provisions of this document and mandatory provisions of the Plan, the provisions of the Plan govern. By accepting the grant of the SARs, Employee agrees to be bound by all of the terms and provisions of the Plan (as presently in effect or later amended), rules and regulations under the Plan adopted from time to time, and decisions and determinations of the Company's Compensation Committee (the "Committee") made from time to time, provided that no such Plan amendment, rule or regulation or Committee decision or determination shall materially and adversely affect the rights of the Employee with respect to the SARs without Employee's consent.

     2. Right to Exercise SARs. Subject to all applicable laws, rules, regulations and the terms of the Plan and this Agreement, Employee may exercise the SARs if and to the extent it has become vested and exercisable but not after the Stated Expiration Date of the SARs.

     3. Method of Exercise. To exercise the SARs, unless otherwise permitted by the Company, Employee must give written notice to the Company or its agent, which notice shall specifically refer to this Agreement, state the number of Shares as to which the SARs are being exercised, the name in which he or she wishes the Shares to be issued, and be signed by Employee. Once Employee gives a valid notice of exercise, such notice may not be revoked. When Employee exercises the SARs, or part thereof, the Company will transfer Shares (or make a certificate-less credit) to Employee's brokerage account at a designated securities brokerage firm or otherwise deliver Shares to Employee. No Employee or Beneficiary shall have at any time any rights with respect to shares covered by this Agreement prior to issuance of certificates (or certificate-less credit) therefor following exercise of the SARs as provided above. No adjustment shall be made for dividends or other rights for which the record date is prior to the date of issue of such stock certificates (or credit). If any fractional Share would be deliverable upon exercise, after taking into account withholding for mandatory taxes in accordance with Section 9(a), the Company will pay cash in lieu of delivery of such fractional Share or will use such cash to apply towards withholding for taxes.

     4. Transferability. Except to the extent permitted under and subject to the conditions of Section 11(b) of the Plan, the SARs may not be assigned or transferred in any way by the Employee, except at the Employee's death, by his or her will or pursuant to the applicable laws of descent and distribution or to his or her designated Beneficiary, and in the event of his or her death the SARs shall be exercisable as provided in Section 5 hereof. If Employee shall attempt to make such prohibited assignment or transfer, the unexercised portion of the SARs shall be null and void and the Company shall have no further liability hereunder.

     5. Termination Provisions. The following provisions will govern the vesting, exercisability and expiration of the SARs in the event of Employee's Termination of Employment (as defined below); provided that the Committee retains its powers to accelerate vesting or modify these terms subject to the consent of Employee in the case of a modification materially adverse to
Employee:

     (a) Exercise While Employed; Voluntary Resignation and Termination by the Company for Cause. Except as provided in this Section 5, Employee shall have the right to exercise the SARs only so long as he or she remains in the employ of the Company or a subsidiary of the Company, including a subsidiary which becomes such after the date of this Agreement. Accordingly, in the event of Employee's Termination of Employment due to his or her voluntarily resignation (other than a Normal or Early Retirement governed by clause (b) or (c) below) or Termination of Employment by the Company for Cause (as defined below), all unvested SARs will be immediately forfeited, and all vested SARs (i) will cease to be exercisable and will terminate on the date three months after Termination of Employment due to such Voluntary Resignation (but in no event after the Stated Expiration Date) and (ii) will cease to be exercisable and will terminate immediately in the case of a Termination by the Company for Cause.

     (b) Disability or Normal Retirement. In the event of Employee's Termination of Employment due to Disability (as defined below) or Normal Retirement (as defined below), the following rules will apply:

        - Employee's unvested SARs will not be forfeited, but will remain outstanding and will become exercisable at the applicable date under this Agreement as though Employee had not had such a Termination of Employment; provided that, in the case of Termination of Employment due to Disability or Normal Retirement, Employee shall forfeit the unvested SARs if before the date of vesting Employee engages in activity that results in a Forfeiture Event set forth in Section 10 of the Plan. Employee acknowledges that the Committee has relied on the discretion granted to it under Section 10(e) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.
        - Unless forfeited, Employee's SARs shall remain outstanding and exercisable until the Stated Expiration Date, at which date the SARs will cease to be exercisable and will terminate, except as otherwise provided herein.

     (c) Termination by the Company Not for Cause or Early Retirement. In the event of Employee's Termination of Employment by the Company not for Cause or Employee's Early Retirement, the following rules apply:

        - A pro rata portion of Employee's then unvested SARs will not be forfeited, but will remain outstanding and will become exercisable at the applicable date under this Agreement as though Employee had not had such a Termination of Employment. This pro rata portion will be determined by multiplying the number of such unvested SARs by a fraction the numerator of which is the number of days from the Grant Date to the date of Employee's Termination of Employment and the denominator of which is 1,095; provided that Employee shall forfeit the unvested SARs if before the date of vesting Employee engages in activity that results in a Forfeiture Event set forth in Section 10 of the Plan. Employee acknowledges that the Committee has relied on the discretion granted to it under Section 10(e) of the Plan in requiring forfeiture upon occurrence of a Forfeiture Event during the applicable post-Termination period.
        - Employee's SARs that had not become vested before such Termination of Employment and are not included in the pro rata portion subject to continued vesting will be immediately forfeited.
        - Employee's SARs that were vested at the time of such Termination of Employment and those that thereafter become vested under this Section 5(c) shall remain outstanding and exercisable until the Stated Expiration Date, at which date the SARs will cease to be exercisable and will terminate.

     (d) Death. In the event of Employee's Termination of Employment due to death or death of Employee following Termination but prior to vesting of SARs not otherwise forfeited hereunder, Employee's unvested SARs will not be forfeited but will become immediately vested and exercisable, and all vested SARs shall remain outstanding and exercisable until the Stated Expiration Date, at which date the SARs will cease to be exercisable and will terminate, except as otherwise provided herein. Any SARs exercisable under this Section 5(d) following Employee's death may be exercised by Employee's legal representative, distributee, legatee or designated Beneficiary, as the case may be.

     (e) Certain Definitions. The following definitions apply for purposes of this Agreement:

          (i) "Cause" has the meaning as defined in the Company's Executive Separation Policy or any successor policy thereto, as in effect at the time of Employee's Termination of Employment.

          (ii) "Disability" means a disability entitling Employee to long-term disability benefits under the Company's long-term disability policy as in effect at the date of Employee's termination of employment, upon written evidence of such permanent disability from a medical doctor in a form satisfactory to the Company.

     (iii) "Early Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 55 and before he or she has attained age 62 if at the time of Termination Employee has ten or more years in the employ of the Company and/or its subsidiaries.

     (iv) "Normal Retirement" means Termination of Employment by either the Company or Employee after Employee has attained age 62.

     (v) "Termination of Employment" means the event by which Employee ceases to be employed by the Company or any subsidiary of the Company and, immediately thereafter, is not employed by or providing substantial services to any of the Company or a subsidiary of the Company. If Employee is granted a leave of absence for military or governmental service or other purposes approved by the Board, he or she shall be considered as continuing in the employ of the Company, or of a subsidiary of the Company, for the purpose of this subsection, while on such authorized leave of absence.

     6. Change in Control Provisions. The provisions of Section 9 of the Plan shall not apply to the SARs, except as specifically provided in this Section 6. In the event of a Change in Control (as defined in Section 9 of the Plan), the SARs, if not previously forfeited, will be fully vested and exercisable for a period of 90-days commencing at the date of the Change in Control, during which period Employee may elect to receive, instead of shares upon exercise, cash in an amount equal to (i) the Fair Market Value of a Share at the date of exercise minus the Base Price per share of the SARs times (ii) the number of shares that remained subject to the SARs (whether or not vested) at the time of the Change in Control (this payment will be required only if it is a positive amount). Such cash payment shall be made in a lump sum at the date of exercise. At the expiration of such 90-day period following the Change in Control, Employee will have no further rights with respect to the SARs, which thereupon will terminate.

     7. Forfeiture Provisions. Employee agrees that, by signing this Agreement and accepting the grant of the SARs, the forfeiture conditions set forth in
Section 5(b) hereof and in Section 10 of the Plan shall apply to the SARs and to gains realized upon the exercise of the SARs (in addition to the requirements of Section 5(b) and (c) applicable during any period of continued vesting following Termination of Employment).

     8. Employee Representations and Warranties, Consents and Acknowledgements.

     (a) As a condition to the exercise of the SARs, the Company may require Employee to make any representation or warranty to the Company as may be required under any applicable law or regulation, and to make a representation and warranty that no Forfeiture Event has occurred or is contemplated within the meaning of Section 5(b) hereof and Section 10 of the Plan.

     (b) By signing this Agreement, Employee voluntarily acknowledges and consents to the collection, use processing and transfer of personal data as described in this clause (b). Employee is not obliged to consent to such collection, use, processing and transfer of personal data; however, failure to provide the consent may affect Employee's ability to participate in the Plan. The Company and its subsidiaries hold, for the purpose of managing and administering the Plan, certain personal information about Employee, including Employee's name, home address and telephone number, date of birth, social security number or other employee identification number, salary, nationality, job title, any shares of stock or directorships held in the Company, details of all options and SARs or any other entitlement to shares of stock awarded, canceled, purchased, vested, unvested or outstanding in Employee's favor
("Data"). The Company and/or its subsidiaries will transfer Data among themselves as necessary for the purpose of implementation, administration and management of Employee's participation in the Plan and the Company and/or any of its subsidiaries may each further transfer Data to any third parties assisting the Company in the implementation, administration and management of the Plan. These recipients may be located in the European Economic Area, or elsewhere throughout the world, such as the United States. Employee authorizes them to receive, possess, use, retain and transfer the Data, in electronic or other form, for the purposes of implementing, administering and managing Employee's participation in the Plan, including any requisite transfer of such Data as may be required for the administration of the Plan and/or the subsequent holding of Shares on Employee's behalf to a broker or other third party with whom Employee may elect to deposit any Shares acquired pursuant to the Plan. Employee may, at any time, review Data, require any necessary amendments to it or withdraw the consents herein in writing by contacting the Company; however, withdrawing consent may affect Employee's ability to participate in the Plan.

     (c) Employee's participation in the Plan is voluntary. The value of the SARs is an extraordinary item of compensation. As such, the SARs are not part of normal or expected compensation for purposes of calculating any severance, resignation, redundancy, end of service payments, bonuses, long-service awards, pension or retirement benefits or similar payments. Rather, the awarding of the SARs to Employee under the Plan represents a mere investment opportunity.

     (d) EMPLOYEE HEREBY CONSENTS TO ELECTRONIC DELIVERY OF THE PLAN, THE PROSPECTUS FOR THE PLAN AND OTHER DOCUMENTS RELATED TO THE PLAN (COLLECTIVELY, THE "PLAN DOCUMENTS"). THE COMPANY WILL DELIVER THE PLAN DOCUMENTS ELECTRONICALLY TO EMPLOYEE BY E-MAIL, BY POSTING SUCH DOCUMENTS ON ITS INTRANET WEBSITE OR BY ANOTHER MODE OF ELECTRONIC DELIVERY AS DETERMINED BY THE COMPANY IN ITS SOLE DISCRETION. THE COMPANY WILL SEND TO EMPLOYEE AN E-MAIL ANNOUNCEMENT WHEN A NEW PLAN DOCUMENT IS AVAILABLE ELECTRONICALLY FOR EMPLOYEE'S REVIEW, DOWNLOAD OR PRINTING AND WILL PROVIDE INSTRUCTIONS ON WHERE THE PLAN DOCUMENT CAN BE FOUND. UNLESS OTHERWISE SPECIFIED IN WRITING BY THE COMPANY, EMPLOYEE WILL NOT INCUR ANY COSTS FOR RECEIVING THE PLAN DOCUMENTS ELECTRONICALLY THROUGH THE COMPANY'S COMPUTER NETWORK. EMPLOYEE WILL HAVE THE RIGHT TO RECEIVE PAPER COPIES OF ANY PLAN DOCUMENT BY SENDING A WRITTEN REQUEST FOR A PAPER COPY TO THE ADDRESS SPECIFIED IN SECTION 9(e) HEREOF. EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS WILL BE VALID AND REMAIN EFFECTIVE UNTIL THE EARLIER OF (I) THE TERMINATION OF EMPLOYEE'S PARTICIPATION IN THE PLAN AND (II) THE WITHDRAWAL OF EMPLOYEE'S CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS. THE COMPANY ACKNOWLEDGES AND AGREES THAT EMPLOYEE HAS THE RIGHT AT ANY TIME TO WITHDRAW HIS OR HER CONSENT TO ELECTRONIC DELIVERY OF THE PLAN DOCUMENTS BY SENDING A WRITTEN NOTICE OF WITHDRAWAL TO THE ADDRESS SPECIFIED IN
SECTION 9(e) HEREOF. IF EMPLOYEE WITHDRAWS HIS OR HER CONSENT TO ELECTRONIC DELIVERY, THE COMPANY WILL RESUME SENDING PAPER COPIES OF THE PLAN DOCUMENTS WITHIN TEN (10) BUSINESS DAYS OF ITS RECEIPT OF THE WITHDRAWAL NOTICE. EMPLOYEE ACKNOWLEDGES THAT HE OR SHE IS ABLE TO ACCESS, VIEW AND RETAIN AN E-MAIL ANNOUNCEMENT INFORMING EMPLOYEE THAT THE PLAN DOCUMENTS ARE AVAILABLE IN EITHER HTML, PDF OR SUCH OTHER FORMAT AS THE COMPANY DETERMINES IN ITS SOLE DISCRETION.

     9. Miscellaneous.

     (a) Mandatory Tax Withholding. Unless otherwise determined by the Committee, at the time of exercise the Company will withhold from any shares deliverable upon exercise, in accordance with Section 11(d) of the Plan, the number of shares having a value nearest to, but not exceeding, the amount of income taxes, employment taxes or other withholding amounts required to be withheld under applicable local laws and regulations, and pay the amount of such withholding taxes in cash to the appropriate taxing authorities. Employee will be responsible for any taxes relating to the SARs and the exercise thereof not satisfied by means of such mandatory withholding.

     (b) Binding Agreement; Written Amendments. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties. This Agreement constitutes the entire agreement between the parties with respect to the SARs, and supersedes any prior agreements or documents with respect to the SARs. No amendment or alteration of this Agreement which may impose any additional obligation upon the Company shall be valid unless expressed in a written instrument duly executed in the name of the Company, and no amendment, alteration, suspension or termination of this Agreement which may materially and adversely affect the rights of Employee under the SARs shall be valid unless expressed in a written instrument executed by Employee.

     (c) No Promise of Employment. The SARs and the granting thereof shall not constitute or be evidence of any agreement or understanding, express or implied, that Employee has a right to continue as an employee of the Company for any period of time, or at any particular rate of compensation. Employee acknowledges and agrees that the Plan is discretionary in nature and limited in duration, and may be amended, cancelled, or terminated by the Company, in its sole discretion, at any time, provided, however that any outstanding SARs shall not be affected. The grant of stock SARs under the Plan is a one-time benefit and does not create any contractual or other right to receive a grant of stock SARs or benefits in lieu of stock SARs in the future. Future grants, if any, will be at the sole discretion of the Company, including, but not limited to, the timing of any grant, the number of SARs, vesting provisions and the exercise or base price.

     (d) Governing Law. The validity, construction, and effect of this Agreement shall be determined in accordance with the laws (including those governing contracts) of the State of New York, without giving effect to principles of conflicts of laws, and applicable federal law. The SARs and the granting thereof are subject to the Company's compliance with the applicable law of the jurisdiction of Employee's employment.

     (e) Notices. Any notice to be given the Company under this Agreement shall be addressed to the Company at 521 West 57th Street, New York, NY 10019, attention: Corporate Secretary, and any notice to the Employee shall be addressed to the Employee at Employee's address as then appearing in the records of the Company.

                                                                Exhibit 10.5

                    INTERNATIONAL FLAVORS & FRAGRANCES INC.

                       2000 Stock Award and Incentive Plan
                             As Amended and Restated

             Restricted Stock Units Agreement--Non-Employee Director

This Restricted Stock Units Agreement (the "Agreement") confirms the grant on May 8, 2007 (the "Grant Date") by INTERNATIONAL FLAVORS & FRAGRANCES INC., a New York corporation (the "Company"), to Henry W. Howell, Jr. ("Grantee") of Restricted Stock Units (the "Units"), as follows:

         Number granted:   1,931 Units (equal to $100,000 divided by the Fair
                           Market Value of one Share on May 8, 2007).

         Units vest:       All Units will vest on the third anniversary of the
                           Grant Date, May 8, 2010 (the "Stated Vesting Date"), if not previously forfeited. In addition, the Units will become immediately vested upon a Change in Control or upon the occurrence of certain events relating to termination of service, in accordance with Section 4 hereof.

         Settlement:       Units granted hereunder will be settled by delivery
                           of one share of the Company's Common Stock, par value
                           $.12-1/2 per share, for each Unit being settled. Such settlement of Units not otherwise forfeited shall occur promptly upon the Grantee's Termination of
                           Service, except as otherwise provided in Section 4(b)
                          (relating to Units unvested at the time of Retirement)
                           or Section 6 (relating to Change in Control and other
                           cases). Any reference in this Agreement to settlement
                           "promptly" upon a settlement date requires that shares be delivered no more than 60 days after the settlement date.

The Units are subject to the terms and conditions of the 2000 Stock Award and Incentive Plan, as amended and restated (the "Plan"), and this Agreement, including the Terms and Conditions of Restricted Stock Units attached hereto. The number of Units and the kind of shares deliverable in settlement of Units are subject to adjustment in accordance with Section 5 hereof and Section 11(c) of the Plan.

     Grantee acknowledges and agrees that (i) Units are nontransferable, except as provided in Section 3 hereof and Section 11(b) of the Plan, (ii) Units are subject to forfeiture in the event of Grantee's Termination of Service in certain circumstances prior to vesting, as specified in Section 4 hereof, (iii) sales of shares delivered in settlement of Units will be subject to the Company's policies regulating trading by directors and (iv) a copy of the Plan and related prospectus have previously been delivered to Grantee or are being delivered to Grantee.

     IN WITNESS WHEREOF, INTERNATIONAL FLAVORS & FRAGRANCES INC. has caused this Agreement to be executed by its officer thereunto duly authorized, and Grantee has duly executed this Agreement, by which each has agreed to the terms of this Agreement.

                                             INTERNATIONAL FLAVORS &
                                                 FRAGRANCES INC.


                                         By:
--------------------------------            -------------------------------
Henry W. Howell, Jr.                     Name:  Dennis M. Meany
                                         Title: Senior Vice President,
                                                General Counsel and Secretary

                                         Attest:


                                         -----------------------------------
                                                 Assistant Secretary

                 TERMS AND CONDITIONS OF RESTRICTED STOCK UNITS

     The following Terms and Conditions apply to the Units granted to Grantee by INTERNATIONAL FLAVORS & FRAGRANCES INC. (the "Company"), as specified in the Restricted Stock Units Agreement (of which these Terms and Conditions form a part). Certain terms of the Units, including the number of Units granted, vesting date(s) and settlement date, are set forth on the preceding pages.

     1. General. The Units are granted to Grantee under the Company's 2000 Stock Award and Incentive Plan (the "Plan"), a copy of which, along with other documents constituting the "prospectus" for the Plan, have previously been delivered to Grantee or are being delivered to Grantee. All of the applicable terms, conditions and other provisions of the Plan are incorporated by reference herein. Capitalized terms used in this Agreement but not defined herein shall have the same meanings as in the Plan. If there is any conflict between the provisions of this document and mandatory provisions of the Plan, the provisions of the Plan govern. By accepting the grant of the Units, Grantee agrees to be bound by all of the terms and provisions of the Plan (as presently in effect or later amended), the rules and regulations under the Plan adopted from time to time, and the decisions and determinations of the Company's Compensation Committee of the Company's Board of Directors (the "Committee") made from time to time, provided that no such Plan amendment, rule or regulation or Committee decision or determination shall materially and adversely affect the rights of the Grantee with respect to outstanding Units.

     2. Account for Grantee. The Company shall maintain a bookkeeping account for Grantee (the "Account") reflecting the number of Units then credited to Grantee hereunder as a result of such grant of Units.

     3. Nontransferability. Until Units become settleable in accordance with the terms of this Agreement, Grantee may not transfer Units or any rights hereunder to any third party other than by will or the applicable laws of descent and distribution, except for transfers to a Beneficiary or otherwise if and to the extent permitted by the Company and subject to the conditions under Section 11(b) of the Plan.

     4. Termination Provisions. The following provisions will govern the vesting and forfeiture of the Units in the event of Grantee's Termination of Service (as defined below), unless otherwise determined by the Committee (subject to Section 8(a) hereof):

          (a) Death or Disability. In the event of Grantee's death or Termination of Service due to Disability (as defined below), all of the Units, to the extent then outstanding but not previously vested, will vest and become non-forfeitable immediately, and such Units, together with any then-outstanding Units that previously became vested and non-forfeitable, will be settled as promptly as practicable thereafter if not previously settled.

          (b) Retirement. In the event of Grantee's Termination of Service due to Retirement (as defined below), the Units, to the extent outstanding and whether or not previously vested or otherwise forfeited, will continue to be outstanding (i.e., will not be forfeited and, in that respect, will be deemed vested) and will be settled at the time the Units would have become vested if Grantee had not Retired or earlier as provided under Section 4(a) or Section 6. Then outstanding Units that became vested and non-forfeitable prior to Retirement will be settled as promptly as practicable following Retirement, if not previously settled.

          (c) Other Terminations. In the event of Grantee's Termination of Service for any reason other than death, Disability, or Retirement, any then-outstanding Units not vested at the date of Termination of Service will be forfeited, and Units that became vested and non-forfeitable prior to Termination of Service will be settled promptly following Termination, if not previously settled.

          (d) Certain Definitions. The following definitions apply for purposes of this Agreement:

               (i) "Disability" means Grantee's physical or mental impairment which is expected to be of long-duration and which renders Grantee unable to perform his or her duties as a director. Determination of Disability will be in the sole discretion of the Board.

               (ii) "Retirement" means retirement after attaining age 62.

               (iii) "Termination of Service" means the event by which Grantee ceases to be a director of the Company, provided that such event constitutes a separation from service within the meaning of Treasury Regulation ss. 1.409A-1(h).

     5. Dividends and Adjustments.

     (a) Dividends. No dividends or dividend equivalents will be credited or paid on any unvested Units. Units that, at the relevant dividend record date that occurs before the issuance of shares in settlement of Units, previously have been vested (i.e., Units deferred as to settlement under Section 6), shall be entitled to credits equivalent to dividends that would have been paid if the Units had been outstanding shares at such record date. The form and timing of such payments will be in the discretion of the Committee.

     (b) Adjustments. The number of Units credited to Grantee's Account and/or the property deliverable upon settlement of Units shall be appropriately adjusted, in order to prevent dilution or enlargement of Grantee's rights with respect to Units in connection with, or to reflect any changes in the number and kind of outstanding shares of Common Stock resulting from, any corporate transaction or event referred to in the first sentence of Section 11(c) of the Plan (this provision takes precedence over Section 5(a) in the case of a large and non-recurring cash dividend or any non-cash dividend).

     (c) Risk of Forfeiture and Settlement of Units Resulting from Adjustments. Units (and other property deliverable in settlement of Units) which directly or indirectly result from adjustments to a Unit granted hereunder shall be subject to the same risk of forfeiture as applies to the granted Unit and will be settled at the same time as the granted Unit.

     6. Deferral of Settlement; Compliance with Section 409A. Terms relating to the settlement of Units shall comply with the requirements under Section 409A of the Internal Revenue Code (the "Code"). Units will be subject to accelerated settlement under Section 9(a) of the Plan or otherwise upon a Change in Control only if the Change in Control constitutes a change in the ownership or effective control of the corporation or in the ownership of a substantial portion of the assets of the corporation within the meaning of Section 409A(a)(2)(A)(v). Other provisions of this Agreement notwithstanding, under U.S. federal income tax laws and Treasury Regulations (including proposed regulations) as presently in effect or hereafter implemented, (i) if the timing of any distribution in settlement of Units would result in Grantee's constructive receipt of income relating to the Units prior to such distribution, the date of distribution will be the earliest date after the specified date of distribution that distribution could occur under Treasury Regulation ss. 1.409A-3 and can be effected without resulting in such constructive receipt; and (ii) any rights of Grantee or retained authority of the Company with respect to Units hereunder shall be automatically modified and limited to the extent necessary so that Grantee will not be deemed to be in constructive receipt of income relating to the Units prior to the distribution and so that Grantee shall not be subject to any penalty under Section 409A. In this regard, the Company shall have no retained discretion to accelerate the settlement of the Units beyond that permitted under Code Section 409A without triggering any tax penalty.

     7. Other Terms Relating to Units.

     (a) Fractional Units and Shares. The number of Units credited to Grantee's Account shall include fractional Units, if any, calculated to at least three decimal places, unless otherwise determined by the Committee. Unless settlement is effected through a third-party broker or agent that can accommodate fractional shares (without requiring issuance of a fractional share by the Company), upon settlement of the Units Grantee shall be paid, in cash, an amount equal to the value of any fractional share that would have otherwise been deliverable in settlement of such Units.

     (b) Taxes. Grantee shall be responsible for any income taxes and other taxes resulting from the grant, vesting or settlement of Units.


     (c) Statements. An individual statement of each Grantee's Account will be issued to Grantee at such times as may be determined by the Company. Such a statement shall reflect the number of Units credited to Grantee's Account, transactions therein during the period covered by the statement, and other information deemed relevant by the Committee. Such a statement may be combined with or include information regarding other plans and compensatory arrangements for non-employee directors. Any statement containing an error shall not, however, represent a binding obligation to the extent of such error.

     (d) Grantee Consent. By signing this Agreement, Grantee voluntarily acknowledges and consents to the collection, use, processing and transfer of personal data as described in this Section 7(d). Grantee is not obliged to consent to such collection, use, processing and transfer of personal data; however, failure to provide the consent may affect Grantee's ability to participate in the Plan. The Company and its subsidiaries hold, for the purpose of managing and administering the Plan, certain personal information about Grantee, including Grantee's name, home address and telephone number, date of birth, social security number or other Grantee identification number, salary, nationality, job title, any shares of stock or directorships held in the Company, and details of all options or any other entitlement to shares of stock awarded, canceled, purchased, vested, unvested or outstanding in Grantee's favor ("Data"). The Company and/or its subsidiaries will transfer Data among themselves as necessary for the purpose of implementation, administration and management of Grantee's participation in the Plan and the Company and/or any of its subsidiaries may each further transfer Data to any third parties assisting the Company in the implementation, administration and management of the Plan. These recipients may be located in the European Economic Area, or elsewhere throughout the world, such as the United States. Grantee authorizes them to receive, possess, use, retain and transfer the Data, in electronic or other form, for the purposes of implementing, administering and managing Grantee's participation in the Plan, including any requisite transfer of such Data as may be required for the administration of the Plan and/or the subsequent holding of shares on Grantee's behalf to a broker or other third party with whom Grantee may elect to deposit any shares acquired pursuant to the Plan. Grantee may, at any time, review Data, require any necessary amendments to it or withdraw the consents herein in writing by contacting the Company; however, withdrawing consent may affect Grantee's ability to participate in the Plan.

     (e) Consent to Electronic Delivery. Grantee hereby consents to electronic delivery of the Plan, the Prospectus for the Plan and other documents related to the Plan (collectively, the "Plan Documents"). The Company will deliver the Plan documents electronically to Grantee by e-mail, by posting such documents on its intranet website or by another mode of electronic delivery as determined by the Company in its sole discretion. The Company will send to the Grantee an e-mail announcement when a new plan document is available electronically for Grantee's review, download or printing and will provide instructions on where the plan document can be found. Unless otherwise specified in writing to the Company, Grantee will not incur any costs for receiving the plan documents electronically through the Company's computer network. Grantee will have the right to receive paper copies of any plan document by sending a written request for a paper copy to the address specified in Section 8(e) hereof. Grantee's consent to electronic delivery of the plan documents will be valid and remain effective until the earlier of (i) the termination of Grantee's participation in the Plan and (ii) the withdrawal of Grantee's consent to electronic delivery of the Plan documents. The Company acknowledges and agrees that Grantee has the right at any time to withdraw his or her consent to electronic delivery of the Plan documents by sending a written notice of withdrawal to the address specified in Section 8(e) hereof. If Grantee withdraws his or her consent to electronic delivery, the Company will resume sending paper copies of the Plan documents within ten (10) business days of its receipt of the withdrawal notice. Grantee acknowledges that he or she is able to access, view and retain an e-mail announcement informing Grantee that the Plan documents are available in either HTML, PDF or such other format as the company determines in sole discretion.

     8. Miscellaneous.

     (a) Binding Agreement; Written Amendments. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties. This Agreement constitutes the entire agreement between the parties with respect to the Units, and supersedes any prior agreements or documents with respect thereto. No amendment or alteration of this Agreement which may impose any additional obligation upon the Company shall be valid unless expressed in a written instrument duly executed in the name of the Company, and no amendment, alteration, suspension or termination of this Agreement which may materially impair the rights of Grantee with respect to the Units shall be valid unless expressed in a written instrument executed by Grantee.

     (b) No Promise of Continued Service as Director. The Units and the granting thereof shall not constitute or be evidence of any agreement or understanding, express or implied, that Grantee has a right to continue as a director of the Company for any period of time, or at any particular rate of compensation.


     (c) Unfunded Plan. Any provision for distribution in settlement of Grantee's Account hereunder shall be by means of bookkeeping entries on the books of the Company and shall not create in Grantee any right to, or claim against any, specific assets of the Company, nor result in the creation of any trust or escrow account for Grantee. With respect to Grantee's entitlement to any distribution hereunder, Grantee shall be a general creditor of the Company.

     (d) Governing Law. THE VALIDITY, CONSTRUCTION, AND EFFECT OF THIS AGREEMENT SHALL BE DETERMINED IN ACCORDANCE WITH THE LAWS (INCLUDING THOSE GOVERNING CONTRACTS) OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAWS, AND APPLICABLE FEDERAL LAW.

     (e) Notices. Any notice to be given the Company under this Agreement shall be addressed to the Company at 521 West 57th Street, New York, NY 10019, attention: Corporate Secretary, and any notice to the Grantee shall be addressed to the Grantee at Grantee's address as then appearing in the records of the Company.