Form 10-Q
period 2007-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2007-10-31
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                    Accelerated filer                   Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No

Number of shares outstanding as of October 19, 2007: 80,971,042

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

ASSETS	9/30/07	12/31/06
Current Assets:
Cash and cash equivalents	$61,964	$114,508
Short-term investments	600	604
Trade receivables	443,493	369,870
Allowance for doubtful accounts	(12,832)	(12,715)
Inventories: Raw materials	232,905	213,675
Work in process	9,671	12,686
Finished goods	225,327	220,245
Total Inventories	467,903	446,606
Deferred income taxes	69,076	89,448
Other current assets	88,057	71,482
Total Current Assets	1,118,261	1,079,803
Property, Plant and Equipment, at cost	1,145,395	1,074,772
Accumulated depreciation	(652,802)	(579,648)
	492,593	495,124
Goodwill	665,582	665,582
Intangible Assets, net	69,467	80,134
Other Assets	187,756	158,261
Total Assets	$2,533,659	$2,478,904
LIABILITIES AND SHAREHOLDERS’ EQUITY	9/30/07	12/31/06
Current Liabilities:
Bank borrowings and overdrafts	$52,578	$15,897
Accounts payable	116,919	111,661
Accrued payrolls and bonuses	51,883	71,976
Dividends payable	20,352	18,764
Income taxes	—	45,251
Restructuring and other charges	4,958	15,288
Other current liabilities	167,318	167,934
Total Current Liabilities	414,008	446,771
Other Liabilities:
Long-term debt	1,134,493	791,443
Deferred gains	62,415	64,686
Retirement liabilities	161,066	170,719
Other liabilities	213,970	100,117
Total Other Liabilities	1,571,944	1,126,965
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12½¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	42,869	96,635
Retained earnings	2,050,343	1,909,599
Accumulated other comprehensive income:
Cumulative translation adjustment	(27,811)	(31,854)
Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)	(1,432)	(2,465)
Pension and postemployment liability adjustment (net of tax)	(141,828)	(162,553)
	1,936,611	1,823,832
Treasury stock, at cost – 34,843,214 shares in 2007 and 26,344,638 shares in 2006	(1,388,904)	(918,664)
Total Shareholders’ Equity	547,707	905,168
Total Liabilities and Shareholders’ Equity	$2,533,659	$2,478,904

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$583,313	$539,135	$1,723,140	$1,581,072
Cost of goods sold	339,175	310,149	996,225	907,856
Research and development expenses	49,733	46,471	145,125	137,661
Selling and administrative expenses	94,464	88,092	276,933	261,364
Amortization of intangibles	3,555	3,713	10,666	11,134
Restructuring and other charges	—	316	—	673
Curtailment loss	5,943	—	5,943	—
Interest expense	8,596	6,475	25,306	18,148
Other (income) expense, net	1,239	(6,783)	(1,747)	(6,630)
	502,705	448,433	1,458,451	1,330,206
Income before taxes on income	80,608	90,702	264,689	250,866
Taxes on income	21,764	27,056	64,784	72,348
Net income	58,844	63,646	199,905	178,518
Other comprehensive income:
Foreign currency translation adjustments	(12,959)	10,050	4,043	24,404
Accumulated gains (losses) on derivatives qualifying as hedges (net of tax)	(1,587)	7,351	1,033	(10,396)
Pension and postemployment plan adjustment (net of tax)	14,183	—	20,725	—
Comprehensive income	$58,481	$81,047	$225,706	$192,526
Net Income per share – basic	$0.68	$0.71	$2.26	$1.97
Net Income per share – diluted	$0.67	$0.70	$2.23	$1.95
Average number of shares outstanding – basic	87,063	90,053	88,538	90,786
Average number of shares outstanding – diluted	88,056	90,988	89,612	91,489
Dividends declared per share	$0.230	$0.185	$0.650	$0.555

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$199,905	$178,518
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	62,825	66,910
Deferred income taxes	(12,202)	(8,904)
Gain on disposal of assets	(7,358)	(14,682)
Equity based compensation	13,310	13,015
Curtailment loss	5,943	—
Changes in assets and liabilities:
Current receivables	(66,354)	(59,694)
Inventories	(2,381)	12,328
Current payables	(19,338)	34,439
Changes in other assets, net	37,760	34,237
Changes in other liabilities, net	(24,087)	(18,660)
Net cash provided by operations	188,023	237,507
Cash flows from investing activities:
Net change in short-term investments	(311)	25
Additions to property, plant and equipment	(36,504)	(30,883)
Proceeds from disposal of assets	9,139	14,888
Net cash used in investing activities	(27,676)	(15,970)
Cash flows from financing activities:
Cash dividends paid to shareholders	(56,248)	(50,815)
Net change in bank borrowings and overdrafts	(137,837)	(36,804)
Proceeds from long-term debt	500,000	375,000
Repayments of long-term debt	—	(499,300)
Proceeds from issuance of stock under stock plans	48,441	40,494
Excess tax benefits on stock options exercised	6,353	362
Purchase of treasury stock	(576,832)	(162,221)
Net cash used in financing activities	(216,123)	(333,284)
Effect of exchange rate changes on cash and cash equivalents	3,232	1,965
Net change in cash and cash equivalents	(52,544)	(109,782)
Cash and cash equivalents at beginning of year	114,508	272,545
Cash and cash equivalents at end of period	$61,964	$162,763
Interest paid	$33,513	$27,271
Income taxes paid	$37,497	$48,680

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

These interim statements and management’s related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in the Company’s 2006 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of the Company’s management, all adjustments, including normal recurring accruals necessary for a fair presentation of the results for the interim periods, have been made.

Note 1.    New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measurements’’ (‘‘FAS 157’’). This standard defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard.

In February 2007, the FASB issued SFAS No. 159 ‘‘The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB No. 115’’ (‘‘FAS 159’’). This standard allows companies to elect, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option, subsequent changes in that item’s fair value must be recognized in current earnings. FAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this standard.

Note 2.    Reclassifications:

Certain reclassifications have been made to the prior period’s financial statements to conform to 2007 classifications.

Note 3.    Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2007	2006	2007	2006
Basic	87,063	90,053	88,538	90,786
Assumed conversion under stock plan	993	935	1,074	703
Diluted	88,056	90,988	89,612	91,489

Stock options to purchase 252,000 and 171,000 shares for the third quarter and the nine months of 2007, respectively, and 1,357,000 and 1,416,000 for the third quarter and nine months of 2006, respectively, were excluded from the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 4.    Common Stock Repurchases:

During the first six months of 2007, under a share repurchase program of $300 million authorized in October 2006 (the ‘‘October 2006 Plan’’), the Company repurchased approximately 1.6 million shares at a cost of $81 million; at June 30, 2007, the Company had approximately $125 million remaining under the October 2006 Plan. In July 2007, the October 2006 Plan was terminated and superseded by a new program authorized by the Company’s Board of Directors (‘‘Board’’) to repurchase up to 15% or $750 million worth of the Company’s outstanding common stock, whichever is less (the ‘‘July 2007 Plan’’).

In September 2007, under the July 2007 Plan, the Company entered into two agreements to purchase shares of its common stock under a $450 million accelerated share repurchase (‘‘ASR’’)

program. On September 28, 2007, the Company paid $450 million in exchange for an initial delivery of 7.6 million shares under the ASR, representing 90% of the shares that could have been purchased, based on the average trading price of the Company’s stock, on that date. The remaining 10%, or $45 million, not used in the initial settlement will be included in the determination of the cost of the shares purchased on completion of the ASR. This amount was reflected in the accompanying Consolidated Balance sheet as a reduction to Capital in excess of par value.

Under the first agreement (the ‘‘Collared ASR’’), $112.5 million of share purchases are subject to collar provisions that establish minimum and maximum number of shares based on the volume-weighted average price of the Company’s stock (‘‘VWAP’’) over an initial hedge period. Under the Collared ASR, the minimum number of shares was set at 1.9 million and the maximum number of shares was set at 2.2 million shares when the hedge period ended on October 3, 2007.

Under the second agreement (the ‘‘Uncollared ASR’’), the number of shares to be repurchased is based on the VWAP of the common stock during the term of the Uncollared ASR.

On completion of the ASR, the Company may receive additional shares or may be required to pay cash or additional shares at the option of the Company, based on the VWAP of the common stock during the agreement term. Proceeds from the $500 million Senior Unsecured Notes described in Note 8 funded the ASR payment.

Note 5.    Restructuring and Other Charges:

As described in Note 2 to the Consolidated Financial Statements in the Company’s 2006 Annual Report, the Company had undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions.

Movements in restructuring liabilities, included in Other current liabilities in the accompanying balance sheet, were (in millions):

	Employee- Related	Asset- Related and Other	Total
Balance December 31, 2006	$12.9	$2.4	$15.3
Cash and other costs	(8.2)	(2.1)	(10.3)
Balance September 30, 2007	$4.7	$0.3	$5.0

The balance of the employee-related liabilities are expected to be utilized by the end of 2008 as obligations are satisfied; the asset-related charges are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Note 6.    Goodwill and Other Intangible Assets, Net:

Goodwill by operating segment at September 30, 2007 and December 31, 2006 are as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103
Total	$665,582

Trademark and other intangible assets consist of the following amounts:

(DOLLARS IN THOUSANDS)	September 30, 2007	December 31, 2006
Gross carrying value	$165,406	$165,406
Accumulated amortization	95,939	85,272
Total	$69,467	$80,134

Amortization expense for the nine months ended September 30, 2007 was $10.7 million compared to $11.1 million for the nine months ended September 30, 2006; estimated annual amortization is $13 million in 2007 and $6 million in each year from 2008 through 2012.

Note 7.    Accumulated Other Comprehensive Income:

Changes in the Accumulated other comprehensive income component of Shareholders’ Equity were as follows:

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and post-employment plan adjustment, net of tax	Total
Balance December 31, 2006	$(31,854)	$(2,465)	$(162,553)	$(196,872)
Change	4,043	1,033	20,725	25,801
Balance September 30, 2007	$(27,811)	$(1,432)	$(141,828)	$(171,071)

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated losses on derivatives qualifying as hedges, net of tax	Minimum pension obligation, net of tax	Total
Balance December 31, 2005	$(47,369)	$(2,606)	$(100,380)	$(150,355)
Change	24,404	(10,396)	—	14,008
Balance September 30, 2006	$(22,965)	$(13,002)	$(100,380)	$(136,347)

Note 8.    Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2007	December 31, 2006
Bank borrowings and overdrafts			$52,578	$15,897
Total current debt			52,578	15,897
Senior notes – 2006	5.94%	2009 – 16	375,000	375,000
Senior notes – 2007	6.37%	2017 – 27	500,000	—
Bank borrowings	4.29%	Various	127,916	287,904
Japanese Yen notes	2.45%	2008 – 11	132,544	127,684
Other		2011	32	38
Deferred realized gains on interest rate swaps			848	817
FAS 133 adjustment			(1,847)	—
Total long-term debt			1,134,493	791,443
Total debt			$1,187,071	$807,340

On September 27, 2007, the Company issued $500 million of Senior Unsecured Notes (‘‘Senior Notes – 2007’’) in four series: (i) $250 million in aggregate principal amount of 6.25% Series A Senior Notes due September 27, 2017, (ii) $100 million in aggregate principal amount of 6.35% Series B Notes due September 27, 2019, (iii) $50 million in aggregate principal amount of 6.50% Series C Notes due September 27, 2022 and (iv) $100 million in aggregate principal amount of 6.79% Series D Notes due September 27, 2027. In contemplation of this debt issuance, the Company entered into interest rate hedge contracts, with a notional amount of $400 million to manage its exposure to changes in interest rates. The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates and the credit spread. The Company recorded a $1.6 million gain on the settlement of these interest rate hedge contracts, which coincided with the issuance of the long-term fixed-rate debt. The gain was recorded in Other comprehensive income and is being amortized as a reduction of interest expense over the term of the related debt.

Note 9.    Income Taxes:

In June 2006, the FASB issued Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes, which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. Under FIN 48, the financial statement effect of a tax position is initially recognized when it is more likely than not the position will be sustained upon examination. A tax position that meets the ‘‘more likely than not’’ recognition threshold is initially and subsequently measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement with the taxing authority.

As a result of adopting FIN 48, the Company recognized a $1 million increase in Other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings. Also as prescribed by FIN 48, certain tax related amounts in the Consolidated Balance Sheet are classified differently than in prior periods. Amounts receivable from various tax jurisdictions are now included in Other current assets and tax reserves previously classified as accrued taxes on income are now included in Other liabilities.

As of the adoption date, the Company had $73 million of gross unrecognized tax benefits; if recognized, $72 million, net of federal benefits, would have been recorded as a component of income tax expense and affected the effective tax rate. At September 30, 2007, the Company had $79 million of gross unrecognized tax benefits, included in Other Liabilities. If recognized, $78 million, net of federal benefits, would be recorded as a component of income tax expense and affect the effective tax rate.

The Company has consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2006, the Company had accrued $7 million of interest and penalties. On adoption of FIN 48, this balance was reclassified to Other liabilities.

The Company conducts business globally and remains open to examination in several tax jurisdictions for various years from 2000 to 2006. The Company is currently under examination in several significant tax jurisdictions for various years from 2001 to 2006. Upon the completion of these examinations, it is reasonably possible that a change in certain unrecognized tax benefits may occur; currently, it is not reasonably possible to estimate the magnitude of these changes.

The effective tax rate for the three and nine months ended September 30, 2007 was 27.0% and 24.5% compared with 29.8% and 28.8% in the three and nine months ended September 30, 2006. The lower effective tax rate for the three months ended September 30, 2007 was the result of a greater percentage of pre-tax earnings in lower tax jurisdictions. The lower effective tax rate for the nine months ended September 30, 2007 was due primarily to the release of tax accruals related to favorable rulings from applicable tax jurisdictions and the greater percentage of pre-tax earnings in lower tax jurisdictions.

Note 10.    Equity Compensation Plans:

The Company has various plans under which the Company’s officers, senior management, other key employees and directors may be granted equity-based awards including restricted stock, restricted stock units (‘‘RSU’s’’), stock settled appreciation rights (‘‘SSAR’s’’) or stock options to purchase the Company’s common stock.

In 2007, the Company’s Board changed the operating methodology of the Company’s Long Term Incentive Plan (‘‘LTIP’’) for executive officers and other Company executives beginning with the three year cycle from 2007 through 2009 and thereafter. Under this modified LTIP, the targeted payout of the LTIP 2007 – 2009 cycle and thereafter will be 50% cash and 50% Company common stock. The targeted number of shares for the 50% stock portion was determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with the Company during the cycle to receive the award.

Principal assumptions used in the Binomial model were:

	2007	2006
Weighted average fair value of options and SSAR’s granted during the period	$11.50	$7.66
Assumptions:
Expected volatility	21.8%	21.3%
Expected dividend yield	1.6%	2.1%
Risk-free interest rate	5.0%	5.0%
Expected life, in years	5	5

Stock option and SSAR activity for the nine months ended September 30, 2007 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to Options/SSAR’s	Weighted Average Exercise Price
Balance at December 31, 2006	3,633	$33.56
Exercised	(439)	$31.72
Cancelled	(4)	$30.82
Balance at March 31, 2007	3,190	$33.91
Granted	254	$51.47
Exercised	(590)	$36.51
Cancelled	(53)	$41.50
Balance at June 30, 2007	2,801	$35.41
Exercised	(200)	$32.92
Cancelled	(12)	$41.04
Balance at September 30, 2007	2,589	$35.57

Restricted stock and RSU activity for the nine months ended September 30, 2007 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2006	1,346	$37.22
Cancelled	(16)	$38.10
Balance at March 31, 2007	1,330	$37.21
Granted	418	$51.78
Vested	(420)	$50.89
Cancelled	(20)	$38.40
Balance at June 30, 2007	1,308	$42.53
Granted	18	$51.83
Vested	(11)	$50.12
Cancelled	(14)	$42.29
Balance at September 30, 2007	1,301	$42.72

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2007	2006	2007	2006
Restricted stock and RSU’s	$4,241	$4,104	$10,682	$10,019
Stock options and SSAR’s	821	817	2,628	2,996
Total equity compensation expense	$5,062	$4,921	$13,310	$13,015

Tax related benefits of $1.6 million and $4.2 million were recognized for the third quarter and nine months of 2007, respectively, and $1.5 million and $4.1 million for the third quarter and nine months of 2006, respectively.

Note 11.    Segment Information:

On January 1, 2007, the Company was reorganized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are identical to those described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 2006 Annual Report. Prior year segment information, which had been reported by major geographic region, has been reclassified to conform to the current presentation.

The Company evaluates the performance of its business segments based on segment profit which is Income before taxes on income, excluding Interest expense, Other income (expense), net and the effects of Restructuring and other charges and Accounting changes. Segment profit is equal to Operating profit in periods where Restructuring and other charges were not incurred. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

The Company’s reportable segment information follows:

	Three Months Ended September 30, 2007
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$256,423	$326,890	$—	$583,313
Operating profit	$48,111	$55,779	$(7,504)	96,386
Interest expense				(8,596)
Curtailment loss				(5,943)
Other income (expense), net				(1,239)
Income before taxes on income				$80,608

	Three Months Ended September 30, 2006
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$229,734	$309,401	$—	$539,135
Segment profit	$44,080	$56,486	$(9,856)	$90,710
Restructuring and other charges	553	(824)	(45)	(316)
Operating profit	$44,633	$55,662	$(9,901)	90,394
Interest expense				(6,475)
Other income (expense), net				6,783
Income before taxes on income				$90,702

	Nine Months Ended September 30, 2007
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$752,406	$970,734	$—	$1,723,140
Operating profit	$145,505	$172,920	$(24,234)	294,191
Interest expense				(25,306)
Curtailment loss				(5,943)
Other income (expense), net				1,747
Income before taxes on income				$264,689

	Nine Months Ended September 30, 2006
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$676,164	$904,908	$—	$1,581,072
Segment profit	$120,621	$166,884	$(24,448)	$263,057
Restructuring and other charges	1,526	(1,698)	(501)	(673)
Operating profit	$122,147	$165,186	$(24,949)	262,384
Interest expense				(18,148)
Other income (expense), net				6,630
Income before taxes on income				$250,866

Segment assets were $973 million for Flavors and $1,245 million for Fragrances at December 31, 2006. Global assets were $261 million at December 31, 2006. There were no significant changes in segment assets from December 31, 2006 to September 30, 2007.

Note 12.    Retirement Benefits:

Pension expense included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Plans (DOLLARS IN THOUSANDS)	2007	2006	2007	2006
Service cost for benefits earned	$2,726	$2,336	$7,734	$7,608
Interest cost on projected benefit obligation	6,592	5,394	17,966	16,324
Expected return on plan assets	(6,355)	(5,467)	(18,199)	(16,453)
Curtailment loss	5,943	—	5,943	—
Net amortization and deferrals	1,841	1,705	4,943	5,735
Defined benefit plans	10,747	3,968	18,387	13,214
Defined contribution and other retirement plans	1,359	703	4,021	2,248
Total pension expense	$12,106	$4,671	$22,408	$15,462

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-U.S. Plans (DOLLARS IN THOUSANDS)	2007	2006	2007	2006
Service cost for benefits earned	$2,617	$3,356	$7,851	$9,734
Interest cost on projected benefit obligation	8,173	8,015	24,519	22,029
Expected return on plan assets	(12,124)	(10,768)	(36,372)	(29,686)
Net amortization and deferrals	1,395	2,448	4,185	6,654
Defined benefit plans	61	3,051	183	8,731
Defined contribution and other retirement plans	1,074	837	3,012	2,452
Total pension expense	$1,135	$3,888	$3,195	$11,183

The Company does not expect to contribute to its qualified U.S. pension plans in 2007. In the quarter and nine months ended September 30, 2007, $1 million and $3 million of benefit payments were made, respectively, with respect to the non-qualified plan. The Company expects to contribute $24 million to its non-U.S. pension plans in 2007. In the quarter and nine months ended September 30, 2007, $5 million and $12 million of contributions were made, respectively, to these plans.

In the third quarter of 2007, the Company’s Board approved an amendment to the Company’s U.S. salaried qualified and non-qualified pension defined benefit plans under which accrual of future benefits was suspended for all participants that will not meet the rule of 70 (age plus years of service equal at least 70) by year end. As a result of this suspension, the Company recorded a curtailment loss of $5.9 million to recognize a portion of the unrecognized prior service costs at July 31, 2007 associated with years of service no longer expected to be rendered and credited as service under the plans.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2007	2006	2007	2006
Service cost for benefits earned	$439	$598	$1,971	$2,310
Interest on benefit obligation	1,318	1,169	4,402	4,319
Net amortization and deferrals	(181)	(245)	(255)	137
Total postretirement benefit expense	$1,576	$1,522	$6,118	$6,766

The Company expects to contribute $3 million to its postretirement benefit plans in 2007. In the quarter and nine months ended September 30, 2007, $1 million and $2.5 million of contributions were made, respectively.

Note 13.    Commitments and Contingencies:

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

The Company has recognized its expected liability with respect to these claims in Other current liabilities and expected recoveries from its insurance carrier group in other receivables recorded in Other current assets in the accompanying Consolidated Balance Sheet. The Company believes that realization of the insurance receivable is probable due to the terms of the insurance policies and the payment experience to date of the carrier group as it relates to these claims.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

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

The Company’s strategic direction is defined by the following:

•	Be a global leader in fragrances and flavors; and

•	Provide our customers with differentiated solutions.

The Company’s plan to achieve this strategy is to:

•	Execute on our business unit focus that will align management and resources with the needs of its strategic customers and provide greater accountability; this will drive improved results.

•	Focus its research and development efforts on those projects considered most likely to drive future profitable growth. The Company anticipates much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology.

•	Provide quality products, safe and suitable for inclusion in its customers’ end products; an essential element is the consistent quality and safety of raw materials achieved through a combination of steps including but not limited to vendor certification and quality assurance testing.

•	Continuously improving its operations, customer service and related initiatives.

•	Build a culture that attracts, retains and develops the best talent in the world. The customers, shareholders and employees expect the best.

As implementation of our strategy progresses, setting strategic initiatives requires regular establishment and reassessment of priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Operations

Third Quarter 2007

Third quarter 2007 sales totaled $583 million, increasing 8% over the prior year quarter; fragrance and flavor sales increased 6% and 12%, respectively. Reported sales for the 2007 quarter benefited from the generally weaker U.S. dollar, mainly against the Euro and Pound Sterling; at comparable exchange rates, sales would have increased 5% compared to the prior year quarter.

Fragrance sales increased 6%, led by 11% growth in fine fragrance and beauty care sales, as a result of new product introductions and the continued success of existing creations, partially offset by a 1% decline in functional fragrance sales. The 11% increase in ingredient sales was volume related.

Flavor sales grew 12%, due to a combination of new wins and volume growth. Flavor sales increased in each region, both in local currency and U.S. dollars.

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, follows:

		% Change in Sales – Third Quarter 2007 vs. Third Quarter 2006
		Fine	Func’l.	Ingr.	Total Frag.	Flavors	Total
North America	Reported	4%	−14%	5%	−3%	5%	0%
Europe	Reported	14%	9%	22%	14%	9%	13%
	Local Currency	7%	4%	15%	8%	4%	6%
Latin America	Reported	14%	−5%	7%	2%	31%	10%
Greater Asia	Reported	19%	3%	−10%	4%	14%	10%
	Local Currency	16%	2%	−9%	2%	10%	7%
Total	Reported	11%	−1%	11%	6%	12%	8%
	Local Currency	8%	−3%	8%	3%	9%	5%

•	North America fine fragrance growth was driven mainly by new product introductions of $8 million partially offset by volume declines. Functional fragrance declines were volume related. Ingredients volume growth was partially offset by lower pricing. Flavors sales growth resulted mainly from new product introductions of $5 million.

•	Europe sales growth was strong across both business segments. Flavor sales growth resulted mainly from new product introductions of $9 million. Fine fragrance and functional fragrance growth was strong primarily due to new product introductions of $8 million and $6 million, respectively; ingredients performance was volume driven, partially offset by lower pricing.

•	Latin America’s flavors sales growth resulted primarily from new product introductions of $7 million. Fine fragrances sales growth was driven by new product introductions of $3 million. Functional fragrance performance reflects the short-term impact of some product erosion, the effects of which are expected to begin to reverse in the 2007 fourth quarter. Ingredients growth was volume related, partially offset by pricing declines.

•	Greater Asia sales growth was driven by new product introductions of $17 million in flavors. Fragrance growth was mainly the result of new product introductions of $11 million. Ingredients performance was volume related.

The percentage relationship of cost of goods sold and other operating expenses to sales for the third quarter 2007 and 2006 are detailed below.

	Third Quarter
	2007	2006
Cost of Goods Sold	58.1%	57.5%
Research and Development Expenses	8.5%	8.6%
Selling and Administrative Expenses	16.2%	16.3%

•	Gross profit, as a percentage of sales, was 41.9% compared with 42.5% in the prior year quarter. The decline was mainly due to lower selling prices for fragrance ingredients and some impact of higher material costs as well as lower functional fragrance volumes.

•	Research and Development (‘‘R&D’’) spending, as a percentage of sales, remained at the prior year level.

•	Selling and Administrative (‘‘S&A’’) expenses, as a percentage of sales, were 16.2% in the current quarter compared to 16.3% in 2006, reflecting good cost control. The 2006 results included the benefit of a $3 million insurance recovery related to the 2005 product contamination matter; excluding this benefit, the 2006 S&A expenses would have been 16.9% of sales.

•	Interest expense increased by $2 million from the prior year, primarily due to higher average interest rates on borrowings; the average interest rate for the third quarter was 4.4% compared to 3.2% for the 2006 quarter.

•	The Company’s third quarter effective tax rate was 27.0% compared to 29.8% in the prior year quarter. The lower effective tax rate for the three months ended September 30, 2007 was the result of a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.

Nine Months 2007

Sales for the nine-month period ended September 30, 2007 totaled $1,723 million, representing a 9% increase over the 2006 period. This strong growth was driven by an 11% increase in flavor sales due to a combination of new wins and volume growth of existing creations. Reported sales for the 2007 period also benefited from the generally weaker U.S. dollar, mainly against the Euro and Pound Sterling; at comparable exchange rates, sales would have increased 6% compared to the prior year period.

Fragrance sales were led by higher fine and beauty care sales of 11%, driven by both new product introductions and continued success of existing creations. Fragrance ingredient sales grew 10%, driven mainly by higher volumes, partially offset by lower average selling prices. Functional fragrance sales essentially remained at the prior year level.

Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, follows:

		% Change in Sales – Nine Months 2007 vs. Nine Months 2006
		Fine	Func’l.	Ingr.	Total Frag.	Flavors	Total
North America	Reported	9%	3%	2%	5%	5%	5%
Europe	Reported	12%	11%	21%	14%	11%	13%
	Local Currency	4%	4%	13%	6%	4%	5%
Latin America	Reported	14%	−9%	6%	−1%	21%	5%
Greater Asia	Reported	14%	2%	−1%	4%	15%	10%
	Local Currency	12%	—	−1%	2%	12%	8%
Total	Reported	11%	3%	10%	7%	11%	9%
	Local Currency	7%	—	7%	4%	8%	6%

•	North America fine fragrance growth was driven mainly by new product introductions of $14 million. Ingredients volume growth was partially offset by pricing declines. Functional fragrances increases were mainly volume related. Flavors sales growth mainly resulted from new product introductions of $13 million.

•	Europe flavor sales growth resulted mainly from new product introductions of $18 million. Functional fragrance growth was strong primarily due to new product introductions of $17 million. The growth in fine fragrance related to new product introductions of $22 million partially offset by volume declines. Ingredients sales growth was volume related, partially offset by lower pricing.

•	Latin America sales growth reflects strong performances in both flavors and fine fragrances. Flavors growth was driven by new product introductions of $15 million. Fine fragrances sales growth is largely attributable to new product introductions of $9 million partially offset by some product erosion. Functional fragrance performance was volume related, reflecting the short-term impact of some product erosion, the effects of which are expected to begin to reverse in the 2007 fourth quarter. Ingredients sales performance was largely due to volume increases partially offset by price declines.

•	Greater Asia sales growth was driven by new product introductions of $29 million in flavors. Fragrance sales growth was mainly the result of new product introductions of $17 million.

The percentage relationship of cost of goods sold and other operating expenses to sales for the nine-month period ended September 30, 2007 and 2006 are detailed below.

	Nine Months
	2007	2006
Cost of Goods Sold	57.8%	57.4%
Research and Development Expenses	8.4%	8.7%
Selling and Administrative Expenses	16.1%	16.5%

•	Gross profit, as a percentage of sales, decreased from the prior year period mainly as a result of product mix, notably higher sales of fragrance ingredients and flavor compounds; lower selling prices for fragrance ingredients also contributed to the decline. Gross margin was also impacted by under absorption of manufacturing costs at the new fragrance ingredient facility in China, which scaled up production in 2007.

•	R&D expenses, as a percentage of sales, declined compared to the prior year mainly due to such expenses increasing at a slower rate than sales during the year.

•	S&A expenses, as a percentage of sales, were 16.1% in the current period compared to 16.5% in the prior year period, reflecting good cost control and the benefit of headcount reductions that occurred in the first half of 2006. The 2006 results also included the benefit of a $3 million insurance recovery related to the 2005 product contamination matter.

•	Interest expense increased by $7 million in comparison to the prior year period, primarily due to higher average interest rates on borrowings; the average interest rate for the 2007 period was 4.3% compared to 2.8% for the comparable 2006 period.

•	The effective tax rate was 24.5% compared to 28.8% in the prior year period. The lower effective tax rate for the nine months ended September 30, 2007 was due primarily to the release of tax accruals related to favorable rulings from applicable tax jurisdictions as well as a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions. The Company currently expects the effective tax rate to approximate 25.5% for 2007.

Income Taxes

In September 2006, the FASB issued Interpretation No. 48 (‘‘FIN 48’’), Accounting for Uncertainty in Income Taxes, which clarifies the application of FAS 109 by prescribing the minimum threshold a tax position must meet before being recognized in the financial statements. The adoption of FIN 48 did not have a material impact on the Consolidated Financial Statements. See Note 9 for more information.

Restructuring and Other Charges

As described in Note 2 to the Consolidated Financial Statements in the Company’s 2006 Annual Report, the Company had undertaken a significant reorganization, including management changes, consolidation of production facilities and related actions. There have been no charges through the first nine months of 2007.

The balance of the employee-related liabilities of $4.7 million are expected to be utilized by the end of 2008 as obligations are satisfied; the asset-related charges of $0.3 million are expected to be utilized in 2007 on final decommissioning and disposal of the affected equipment.

Retirement Benefits

In the third quarter of 2007, the Company’s Board approved an amendment to the Company’s U.S. salaried qualified and non-qualified pension plans under which accrual of future benefits was suspended for all participants that will not meet the rule of 70 (age plus years of service equal at least 70) by year end. As a result of this suspension, the Company recorded a curtailment loss of $5.9 million to recognize a portion of the unrecognized prior service costs at July 31, 2007 associated with years of service no longer expected to be rendered and credited as service under the plans.

The Company also introduced an enhanced 401K defined contribution plan for those employees affected by the pension curtailment that will become effective January 1, 2008. As a result of these events, the Company expects to realize a net annual cost savings of approximately $4 million beginning in 2008.

Financial Condition

Cash, cash equivalents and short-term investments totaled $63 million at September 30, 2007 compared to $115 million at December 31, 2006. Working capital totaled $704 million at September 30, 2007 compared to $633 million at December 31, 2006. Gross additions to property, plant and equipment were $37 million during the first nine months of 2007 and are expected to approximate $60 million in 2007.

Operating cash flows for the nine months ended September 30, 2007 were $188 million compared to $238 million for the nine months ended September 30, 2006. The decrease in 2007 compared to the prior year period was mainly due to the payout of $45 million of incentive compensation with respect to 2006 operating results paid in 2007; in the 2006 period, payouts totaled $9 million with respect to 2005 results.

At September 30, 2007, the Company had $1,187 million of debt outstanding. On September 27, 2007, the Company issued $500 million of Senior Unsecured Notes (‘‘Senior Notes – 2007’’) in four series under the Note Purchase Agreement (‘‘NPA’’): (i) $250 million in aggregate principal amount of 6.25% Series A Senior Notes due September 27, 2017, (ii) $100 million in aggregate principal amount of 6.35% Series B Notes due September 27, 2019, (iii) $50 million in aggregate principal amount of 6.50% Series C Notes due September 27, 2022 and (iv) $100 million in aggregate principal amount of 6.79% Series D Notes due September 27, 2027. Proceeds of the offering were used primarily to fund an accelerated repurchase of the Company’s stock (discussed below). Under the NPA, the Company may at any time, with notice, prepay all or a portion equal to or greater than 10% of the Notes, for an amount equal to the principal, accrued interest and a ‘‘make-whole’’ prepayment premium as calculated under the NPA. The Company may also prepay the Notes solely for the principal and accrued interest thereon in connection with certain asset sales. The Company will be required to make an offer to prepay the Notes following a change in control (as defined in the NPA) for an amount equal to the principal and accrued interest but without a ‘‘make-whole’’ or other premium.

In contemplation of this debt issuance, the Company entered into interest rate hedge contracts, with a notional amount of $400 million to manage its exposure to changes in interest rates. The contracts were designated as hedges of the variability of the cash flows due to changes in the long-term benchmark interest rates and the credit spread. The Company recorded a $1.6 million gain on the settlement of these interest rate hedge contracts, which coincided with the issuance of the long-term fixed-rate debt. For additional information regarding this transaction see Note 8, Borrowings, of the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Pursuant to the NPA, the Company is required to maintain a consolidated net debt to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (‘‘EBITDA’’) ratio of 3.5:1 (as calculated under the NPA), provided that such ratio may exceed 3.5:1 (but not 4:1) upon the payment of certain additional interest and provided further that such ratio does not exceed 3.5:1 for more than eight consecutive quarters. In addition, the Company is required not to permit the aggregate amount of its subsidiaries’ debt to exceed 20% of its consolidated total assets as calculated under the NPA, with certain exceptions. The Company and its subsidiaries will not incur any liens, subject to certain permitted categories of liens and a general lien allowance of $120 million. The Company also made certain affirmative and negative covenants relating to the operation of its business; material events such as asset sales and mergers, and the pari passu ranking of the Notes.

The Company’s current borrowing facilities require that it maintain, at the end of each quarter, a ratio of net debt for borrowed money to EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. The Company has complied with this covenant at all times.

As a result of the additional debt, Moody’s and Standard & Poor’s (‘‘S&P’’) affirmed their short-term credit rating for the Company at P2 and A2, respectively; Moody’s and S&P adjusted their long-term ratings to BAA1 and BBB, respectively, with a stable outlook.

On October 4, 2007, the Company paid a quarterly cash dividend of $.23 per share to shareholders, a 10% increase from the prior quarter dividend payment. In April 2007 and July 2007, the Company paid a quarterly cash dividend of $.21 per share to shareholders.

During the first six months of 2007, under a share repurchase program of $300 million authorized in October 2006 (the ‘‘October 2006 Plan’’), the Company repurchased approximately 1.6 million shares at a cost of $81 million; at June 30, 2007, the Company had approximately $125 million remaining under the October 2006 Plan. In July 2007, the October 2006 Plan was terminated and superseded by a new program authorized by the Company’s Board of Directors to repurchase up to 15% or $750 million worth of the Company’s outstanding common stock, whichever is less (the ‘‘July 2007 Plan’’).

In September 2007, under the July 2007 Plan, the Company entered into two agreements to purchase shares of its common stock under a $450 million accelerated share repurchase (‘‘ASR’’) program. On September 28, 2007, the Company paid $450 million in exchange for an initial delivery of 7.6 million shares under the ASR, representing 90% of the shares that could have been purchased, based on the average trading price of the Company’s stock, on that date. The remaining 10%, or

$45 million, not used in the initial settlement will be included in the determination of the cost of the shares purchased on completion of the ASR. This amount was reflected in the accompanying Consolidated Balance sheet as a reduction to Capital in excess of par value.

On completion of the ASR, which is expected to be by the end of the second quarter of 2008, the Company may receive additional shares or may be required to pay cash or additional shares at the option of the Company, based on the volume-weighted average price (‘‘VWAP’’) of the common stock during the agreement term. For additional information regarding these transactions, see Note 4, Common Stock Repurchases, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Proceeds from the $500 million Senior Unsecured Notes described above funded the ASR payment.

In the quarter ended September 30, 2007, the Company purchased in the open market 0.9 million shares at a cost of $46 million under the July 2007 Plan in addition to the 7.6 million shares acquired under the ASR program. In the quarter ended September 30, 2006, 1.9 million shares were purchased at a cost of $71 million. In the nine months ended September 30, 2007, the Company purchased 10.2 million shares at a cost of $532 million. In the nine months ended September 30, 2006, the Company purchased 4.6 million shares at a cost of $162 million.

Cash flows from operations and availability under its existing credit facilities are expected to be sufficient to fund the Company’s currently anticipated normal capital spending and other currently expected cash requirements for at least the next eighteen months.

Non-GAAP Financial Measures

To supplement the Company’s financial results presented in accordance with U.S. Generally Accepted Accounting Principles (‘‘GAAP’’), the Company uses certain non-GAAP financial measures. These non-GAAP financial measures should not be considered in isolation, or as a substitute for, or superior to, financial measures calculated in accordance with GAAP. These non-GAAP financial measures as disclosed by the Company may also be calculated differently from similar measures disclosed by other companies. To ease the use and understanding of the supplemental non-GAAP financial measures, the Company includes the most directly comparable GAAP financial measure.

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

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Statements in this report, which are not historical facts or information, are ‘‘forward-looking statements’’ within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as ‘‘expect,’’ ‘‘believe,’’ ‘‘outlook,’’ ‘‘guidance,’’ ‘‘may,’’ and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including economic, population health and political uncertainties; interest rates; the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact on cash and the impact of increased borrowings related to the July 2007 share repurchase program; the impact of currency fluctuation or devaluation in the

Company’s principal foreign markets and the success of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s market risk, see ‘‘Item 7A. Quantitative and Qualitative Disclosures About Market Risk’’ in the Company’s 2006 Form 10-K.

In September 2007, the Company entered into a $250 million interest rate swap agreement effectively converting the fixed rate on its long-term U.S. dollar borrowings to a variable short-term rate based on USD LIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. To the extent the Company has not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt. The Company had no ineffective interest rate swaps at September 30, 2007.

In September 2007, the Company also entered into a $250 million Cross Currency Interest Rate Swap transaction to hedge a portion of its consolidated Euro net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually, ensuring that the terms of the swap match identically. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in Accumulated other comprehensive income (‘‘AOCI’’) and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will not be recorded to earnings, but will be recorded to AOCI until the Euro net investment is divested.

Item 4.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the reporting period covered by this report.

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, 8 cases were tried to a verdict, 4 verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. Subsequently, all plaintiff cases related to the Benavides case, including those on appeal, were settled.

Fifteen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 5 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker and spouse at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. Fourteen third party defendants have been added (Lopez case). In March 2005, the Company and 8 other companies were named defendants in a lawsuit by 1 former employee and spouse of Bell Flavors and Fragrances, Inc. in an action brought in the Circuit Court of Cook County, Illinois (Robinson case). In July 2005, the Company and 9 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker and spouse of Brach’s Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. Brach’s has been added as a third party defendant (Campbell case). In August 2005, the Company and 12 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). A similar case involving 5 former employees, originally plaintiffs in the Arles case, was filed in the same Court in August 2006 and then removed to the U.S. District Court, Western District of Missouri, Southwest Division (Parker case). In November 2006, the Company and 15 other flavor and chemical suppliers were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by approximately 233 current and former employees of two separate Marion, Ohio factories and 103 spouses of such employees (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 58 current and former employees of a Marion, Ohio facility and 18 spouses of such employees (Arnold case). In May 2007, the Company and 14 other companies were named defendants in a lawsuit filed in Circuit Court of Cook County, Illinois by 5 former employees of Brach’s Confections, Inc. in Chicago, Illinois (Williams case). In June 2007, the Company and 21 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by

5  former employees of a McBride, Missouri facility (Geile case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 128 current and former workers of two Ohio facilities and 52 spouses of such employees (Adamson case).

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

At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 13 of the Notes to the Consolidated Financial Statements in this Quarterly report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the third quarter of 2007, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the quarter ended September 30, 2007:

		Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Shares that may yet be purchased under the Program(1)(2)
July	1–31, 2007	0	$0	0	$750,000,000
August	1–31, 2007	677,500	$48.93	677,500	$716,851,008
Sept.	1–30, 2007	7,886,377	$53.02	7,886,377	$298,727,156
Total shares purchased		8,563,877	$52.70	8,563,877

(1)	On July 24, 2007, the October 2006 Stock Repurchase Plan was terminated and superseded by a new program authorized by the Company’s Board of Directors to repurchase up to 15% or $750 million worth of the Company’s outstanding common stock, whichever is less. In September 2007, under the new authorization, the Company entered into two agreements to purchase shares of its common stock under a $450 million accelerated share repurchase (‘‘ASR’’) program. On September 28, 2007, the Company paid $450 million in exchange for an initial delivery of 7.6 million shares under the ASR, representing 90% of the shares that could have been purchased, based on the average trading price, on that date. The remaining 10% not used in the initial settlement will be included in the determination of the cost of the shares purchased on completion of the ASR.
(2)	The Average Price Paid per Share is based on the price paid per share in the open market and the price paid per share on the initial purchase of shares under the ASR. The average price and number of shares purchased under the ASR will not be determinable until the completion of the ASR program.

Item 6.    Exhibits

3(ii)	By-laws of the Company, as amended and restated effective as of July 23, 2007 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed with the SEC on July 16, 2007).
4.1	Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K filed with the SEC on October 1, 2007).
4.2	Form of Series A, Series B, Series C and Series D Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed with the SEC on October 1, 2007).
10.1	Amendment Agreement dated September 17, 2007 to the Multicurrency Revolving Credit Facility Agreement dated November 23, 2005 among the Company, certain subsidiaries of the Company, and Citibank International PLC as agent on behalf of itself and others.
10.2	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2007).
10.3	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 18, 2007).
10.4	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement.
10.5	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement.
10.6	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement.
10.7	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Units Agreement – Non-Employee Director.
31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
Dated: October 31, 2007	By:	/s/ Douglas J. Wetmore
Name: Douglas J. Wetmore
Title: Senior Vice President and Chief Financial Officer
Dated: October 31, 2007	By:	/s/ Dennis M. Meany
Name: Dennis M. Meany
Title: Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

Number	Description
3(ii)	By-laws of the Company, as amended and restated effective as of July 23, 2007 (incorporated by reference to Exhibit 3(ii) to the Company’s Form 8-K filed with the SEC on July 16, 2007).
4.1	Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein (incorporated by reference to Exhibit 4.7 to the Company’s Form 8-K filed with the SEC on October 1, 2007).
4.2	Form of Series A, Series B, Series C and Series D Senior Notes (incorporated by reference to Exhibit 4.8 to the Company’s Form 8-K filed with the SEC on October 1, 2007).
10.1	Amendment Agreement dated September 17, 2007 to the Multicurrency Revolving Credit Facility Agreement dated November 23, 2005 among the Company, certain subsidiaries of the Company, and Citibank International PLC as agent on behalf of itself and others.
10.2	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2007).
10.3	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 18, 2007).
10.4	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement.
10.5	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Unit Agreement.
10.6	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Stock Settled Appreciation Rights Agreement.
10.7	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Units Agreement – Non-Employee Director
31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.