Form 10-Q
period 2008-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2008-05-01
CIK 51253

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐  No ☒

Number of shares outstanding as of April 18, 2008:  80,503,403

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
 (Unaudited)

ASSETS	3/31/08	12/31/07
Current Assets:
Cash and cash equivalents	$60,458	$151,471
Short-term investments	706	604
Trade receivables	464,251	412,221
Allowance for doubtful accounts	(12,961)	(11,694)
Inventories: Raw materials	264,303	237,943
Work in process	10,432	10,707
Finished goods	237,299	235,572
Total Inventories	512,034	484,222
Deferred income taxes	76,907	77,572
Other current assets	78,745	76,082
Total Current Assets	1,180,140	1,190,478
Property, Plant and Equipment, at cost	1,229,985	1,165,082
Accumulated depreciation	(706,565)	(656,262)
	523,420	508,820
Goodwill	665,582	665,582
Intangible Assets, net	65,716	67,254
Other Assets	305,997	294,654
Total Assets	$2,740,855	$2,726,788

LIABILITIES AND SHAREHOLDERS' EQUITY	3/31/08	12/31/07
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$152,869	$152,473
Accounts payable	133,236	130,992
Accrued payrolls and bonuses	31,883	64,271
Dividends payable	18,515	18,628
Restructuring and other charges	7,967	2,654
Other current liabilities	173,519	169,878
Total Current Liabilities	517,989	538,896

Other Liabilities:
Long-term debt	1,071,342	1,060,168
Deferred gains	60,902	61,659
Retirement liabilities	169,106	171,991
Other liabilities	338,365	276,877
Total Other Liabilities	1,639,715	1,570,695

Commitments and Contingencies (Note 13)

Shareholders' Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares;
issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	51,751	54,995
Retained earnings	2,100,820	2,078,937
Accumulated other comprehensive loss income:
Cumulative translation adjustment	(65,464)	(32,990)
Accumulated losses on derivatives qualifying as hedges	(4,364)	(1,843)
Pension and postemployment liability adjustment	(106,126)	(109,514)
	1,991,087	2,004,055
Treasury stock, at cost 35,261,781 shares in 2008 and 34,766,612 shares in 2007	(1,407,936)	(1,386,858)
Total Shareholders' Equity	583,151	617,197
Total Liabilities and Shareholders' Equity	$2,740,855	$2,726,788

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	3 Months Ended 3/31
	2008	2007

Net sales	$596,605	$566,101

Cost of goods sold	351,123	329,382
Research and development expenses	52,056	46,632
Selling and administrative expenses	90,149	91,271
Amortization of intangibles	1,538	3,556
Restructuring and other charges	6,222	-
Interest expense	18,219	8,314
Other (income) expense, net	2,307	(167)
	521,614	478,988
Income before taxes on income	74,991	87,113
Taxes on income	19,043	24,424
Net income	55,948	62,689

Other comprehensive income:
Foreign currency translation adjustments	(32,474)	(657)
Accumulated (losses) gains on derivatives qualifying as hedges	(2,521)	1,443
Pension and postemployment liability adjustment	3,388	3,786
Comprehensive income	$24,341	$67,261

Net Income per share - basic	$0.70	$0.70

Net Income per share - diluted	$0.69	$0.69

Average number of shares outstanding - basic	80,296	89,378

Average number of shares outstanding - diluted	81,253	90,658

Dividends declared per share	$0.23	$0.21

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)
	3 Months Ended 3/31
	2008	2007
Cash flows from operating activities:
Net income	$55,948	$62,689
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	19,494	21,139
Deferred income taxes	21	11,695
Loss (gain) on disposal of assets	72	(815)
Equity based compensation	3,885	4,277
Changes in assets and liabilities:
Current receivables	(34,802)	(38,454)
Inventories	(4,897)	1,648
Current payables	(48,814)	(62,771)
Changes in other assets	(12,023)	2,591
Changes in other liabilities	28,757	1,147
Net cash provided by operations	7,641	3,146
Cash flows from investing activities:
Net change in short-term investments	(115)	(277)
Additions to property, plant and equipment	(11,966)	(8,590)
Purchase of investments	(3,784)	(4,598)
Proceeds from investments	-	8,978
Proceeds from disposal of assets	471	452
Net cash used in investing activities	(15,394)	(4,035)
Cash flows from financing activities:
Cash dividends paid to shareholders	(18,628)	(18,764)
Net change in bank borrowings and overdrafts	(36,568)	1,903
Proceeds from issuance of stock under stock-based
compensation plans	2,314	15,764
Excess tax benefits on stock options exercised	-	1,732
Purchase of treasury stock	(29,995)	(31,480)
Net cash used in financing activities	(82,877)	(30,845)
Effect of exchange rate changes on cash and cash equivalents	(383)	431
Net change in cash and cash equivalents	(91,013)	(31,303)
Cash and cash equivalents at beginning of year	151,471	114,508
Cash and cash equivalents at end of period	$60,458	$83,205

Interest paid	$38,031	$14,690

Income taxes paid	$10,268	$9,647

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

These interim statements and management's related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management's discussion and analysis of results of operations and financial condition included in our 2007 Annual Report on Form 10-K.  These interim statements are unaudited.  In the opinion of our management, all adjustments, including normal recurring accruals necessary for a fair presentation of the results for the interim periods have been made.

Note 1. New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are in the process of evaluating the impact of FAS 141(R) on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the year in which the statement is adopted.  We are in the process of evaluating the impact of FAS 160 on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”).  FAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.   We are in the process of evaluating the impact of FAS 161 on our Consolidated Financial Statements.

ACCOUNTING CHANGES

Fair Value Measurements (SFAS 157)
We adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1–Quoted prices for identical instruments in active markets.

•
Level 2–Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3–Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

FAS 157 requires that we take into account our own credit risk when measuring the fair value. The adoption of FAS 157 has also resulted in some other changes to the valuation techniques we use when determining fair value, most notably changes to the way that the probability of default of a counterparty is factored in. The change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial.

EITF No. 06-4

In March 2006, the FASB issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 clarifies that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits and related compensation expense if the employer has effectively agreed to provide a benefit to an employee that extends to postretirement periods.  EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The transition provisions require entities to recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.

We adopted EITF 06-4 on January 1, 2008. As a result of the adoption of EITF 06-4, we recognized a cumulative effect of a change in accounting principle adjustment of $9.6 million, net of related deferred income taxes of $5.9 million, which decreased beginning retained earnings in the shareholder’s equity component of the accompanying Consolidated Balance Sheet for the quarter ended March 31, 2008.  We estimate additional expense of approximately $1 million per year as result of this change in accounting.

Note 2. Reclassifications:

Certain reclassifications have been made to the prior period’s financial statements to conform to 2008 classifications. In addition, Operating cash flows in 2007 were revised to $3 million from the $8 million reported in 2007 to properly reflect the inclusion of the purchase of investments of $5 million offset by proceeds of $9 million from investments in investing activities.

Note 3.  Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(Shares in thousands)	2008	2007
Basic	80,296	89,378
Assumed conversion under stock plans	957	1,280
Diluted	81,253	90,658

Stock options to purchase 331,593 and 120,000 shares were outstanding for the first quarter of 2008 and 2007, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 4. Restructuring and Other Charges:

In the first quarter 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transactions in a global shared service center. These actions resulted in the elimination of 123 positions, primarily in the finance functions around the world. As a result of these actions, we recognized pre-tax charges of $6.2 million in 2008 related to employee separation costs.

Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee- Related
Balance December 31, 2007	$2.6
Additional charges	6.2
Cash and other costs	(0.9)
Balance March 31, 2008	$7.9

 The balance of the employee-related liabilities is expected to be utilized by the end of 2009 as obligations are satisfied.

Note 5.  Goodwill and Other Intangible Assets, Net:

Goodwill by operating segment at March 31, 2008 and December 31, 2007 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103
Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2008	2007
Gross carrying value	$165,406	$165,406
Accumulated amortization	99,690	98,152
Total	$65,716	$67,254

Amortization expense for the quarter ended March 31, 2008 was $1.5 million, compared to $3.6 million in the 2007 quarter; estimated annual amortization is $6 million in 2008 and $6 million in each year 2009 through 2012.

Note 6. Comprehensive Income:

Changes in the Accumulated other comprehensive income component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postemployment
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	(32,474)	(2,521)	3,388	(31,607)
Balance March 31, 2008	$(65,464)	$(4,364)	$(106,126)	$(175,954)

		Accumulated (losses)	Minimum
		gains on derivatives	pension
	Translation	qualifying as hedges,	obligation,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2006	$(31,854)	$(2,465)	$(162,553)	$(196,872)
Change	(657)	1,443	3,786	4,572
Balance March 31, 2007	$(32,511)	$(1,022)	$(158,767)	$(192,300)

Note 7. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2008	December 31, 2007
Bank borrowings and overdrafts			$16,555	$35,671
Current portion of long-term debt	2.40%		136,314	116,802
Total current debt			152,869	152,473
Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	5.94%	2009-16	375,000	375,000
Bank borrowings	3.87%	Various	159,333	169,057
Japanese Yen notes	2.81%	2011	18,588	15,927
Other			29	33
Deferred realized gains on interest rate swaps			18,392	151
Total long-term debt			1,071,342	1,060,168
Total debt			$1,224,211	$1,212,641

Note 8. Fair Value:

Effective January 1, 2008, we adopted FAS 157, for financial assets and liabilities, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. FAS 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and asset retirement obligations initially measured at fair value.

As a result of the adoption of FAS 157, we have made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that probability of default by counterparty is factored into the valuation of derivative positions, include for the first time the impact of our own credit risk on derivatives and other liabilities measured at fair value.

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. In some cases where a market price is available, we will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value in which case the items are classified in Level 2.

The following section describes the valuation methodologies used by us to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified. Where appropriate, the description includes details of the valuation models, the key inputs to those models as well as any significant assumptions.

The fair value of non-structured liabilities is determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair-value hierarchy as all inputs are readily observable.

We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end.  Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $125 million at March 31, 2008.

The market valuation adjustments include a bilateral or “own” credit- risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of FAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit-risk, our own credit-risk adjustments include the impact of credit-risk mitigants.

  Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating our current observable credit spreads into the relevant valuation technique used to value each liability as described above.  The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial.

Note 9. Income Taxes:

As of March 31, 2008, we had $87 million of gross unrecognized tax benefits recorded in other liabilities.  If recognized, $86 million, net of federal benefits, would be recorded as a component of income tax expense and affect the effective tax rate.

We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense.  At March 31, 2008, we had accrued $10 million of interest and penalties.

We conduct business globally and remain open to examination in several tax jurisdictions for various years from 2000-2007. We are under examination in several significant tax jurisdictions for various years from 2001 to 2007. As a result of the expiry of various statutes of limitation and the completion of examinations during the next twelve months, it is possible that a decrease in certain unrecognized tax benefits may occur in the range of $5 - $8 million.

Note 10. Equity Compensation Plans:

We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards including restricted stock, restricted stock units (“RSUs”), stock settled appreciation rights (“SSARs”) or stock options to purchase our common stock.

 We offer a Long Term Incentive Plan (“LTIP”) for executive officers and other Company executives.  LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors at the start of each cycle.  The targeted payout of the LTIP 2007 - 2009 cycle and thereafter is 50% cash and 50% IFF stock.  The number of shares for the 50% stock portion will be determined by the closing share price on the first trading day at the beginning of the cycle.  The executive generally must remain employed with IFF during the cycle to receive the award.

Restricted stock and RSU activity for the quarter ended March 31, 2008 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Price Per Share
Balance at December 31, 2007	1,290	$42.81
Vested	(272)	$40.70
Cancelled	(4)	$42.49
Balance at March 31, 2008	1,014	$43.01

Stock option and SSAR activity for the quarter ended March 31, 2008 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to Options/SSAR's	Weighted Average Exercise Price
Balance at December 31, 2007	2,491	$35.66
Exercised	(46)	$31.28
Cancelled	(3)	$36.35
Balance at March 31, 2008	2,442	$35.74

Pre-tax expense related to all forms of equity compensation for the quarters ended March 31, 2008 and 2007 was as follows:

(DOLLARS IN THOUSANDS)	3/31/2008	3/31/2007
Restricted stock and RSU's	$3,134	$3,470
Stock options and SSAR's	751	807

Total equity compensation expense	$3,885	$4,277

Tax related benefits of $1 million were recognized in both the 2008 and 2007 quarters.

Note 11. Segment Information:

We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2007 Annual Report.

We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes.  The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

 Our reportable segment information was as follows:

	Three Months Ended March 31, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$273,807	$322,798	-	$596,605

Operating profit	$56,928	$46,896	$(8,307)	95,517

Interest expense				(18,219)
Other income (expense), net				(2,307)
Income before taxes on income				$74,991

	Three Months Ended March 31, 2007
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$243,442	$322,659	-	$566,101

Operating profit	$44,814	$58,868	$(8,422)	95,260

Interest expense				(8,314)
Other income (expense), net				167
Income before taxes on income				$87,113

Segment assets were $1,005 million for Flavors and $1,302 million for Fragrances at December 31, 2007. Global segment assets were $420 million at December 31, 2007. There were no significant changes in segment assets from December 31, 2007 to March 31, 2008.

Note  12. Retirement Benefits:

For the quarters ended March 31, 2008 and 2007, pension expense included the following components:

	U.S.		Non - U.S.
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007
Service cost for benefits earned	$1,187	$2,504	$2,609	$2,617
Interest cost on projected benefit obligation	5,943	5,687	9,316	8,173
Expected return on plan assets	(6,235)	(5,922)	(13,075)	(12,124)
Net amoritisation and deferrals	1,417	1,551	790	1,395
Defined benefit plans	2,312	3,820	(360)	61
Defined contribution and other retirement plans	1,854	995	1,052	909
Total pension expense	$4,166	$4,815	$692	$970

In 2008, we expect to contribute $1 million and $16 million to our U.S. pension plans and non-U.S. pension plans, respectively.  In the quarter ended March 31, 2008, no contributions were made to our qualified U.S. plan and $1 million of contributions for benefit payments were made to a non-qualified U.S. plan; $3.6 million of contributions were made to the non-U.S. plans.

For the quarters ended March 31, 2008 and 2007, expense recognized for postretirement benefits other than pensions included the following components:

(DOLLARS IN THOUSANDS)	2008	2007
Service cost for benefits earned	$671	$766
Interest on benefit obligation	1,542	1,542
Net amortization and deferrals	(153)	(37)
Total postretirement benefit expense	$2,060	$2,271

In the quarter ended March 31, 2008, $1 million of contributions were made; we expect to contribute $4 million to our postretirement benefit plans in 2008.

Note 13. Commitments and Contingencies:

We are party to a number of lawsuits and claims related primarily to flavoring supplied by us to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under our insurance policies, and the advice of our outside legal counsel with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on our financial condition, results of operation or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.

We have recognized our expected liability with respect to these claims in Other current liabilities and expected recoveries from our insurance carrier group in other receivables recorded in Other current assets in the accompanying Consolidated Balance Sheet. We believe that realization of the insurance receivable is probable due to the terms of the insurance policies and the payment experience to date of the carrier group as it relates to these claims.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

We are a leading creator and manufacturer of compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products.

We are organized into two units that reflect our flavor and fragrance businesses.  Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.

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

Flavors and fragrances are generally:

•	created for the exclusive use of a specific customer;
•	sold in solid, powder, or liquid form, in amounts ranging from a few pounds to several tons depending on the nature of the end product in which they are used;
•	a small percentage of the volume and cost of the end product sold to the consumer; and
•	a major factor in consumer selection and acceptance of the product.

The flavor and fragrance industry is impacted by macroeconomic factors in all product categories and geographic regions. Such factors include the impact of currency on the price of raw materials and operating costs as well as on translation of reported results. In addition, pricing pressure placed on our customers by large and powerful retailers and distributors is inevitably passed along to us and our competitors. Leadership in innovation and creativity mitigates the impact of pricing pressure. Success and growth in the industry is dependent upon creativity and innovation in meeting the many and varied needs of the customers' products in a cost-efficient and effective manner, and with a consistently high level of timely service and delivery.

Our strategic direction is defined by the following:

•	Be a global leader in fragrances and flavors; and

•	Provide our customers with differentiated solutions.

Our plan to achieve this strategy is to:

•	Execute on our business unit focus that will align management and resources with the needs of our strategic customers and provide greater accountability; this will drive improved results.

•
Focus our research and development efforts on those projects considered most likely to drive future profitable growth. We anticipate much of this research will be conducted internally, but such efforts may be augmented by joint research undertakings and through acquisition of technology.

•
Provide quality products, safe and suitable for inclusion in our customers’ end products; an essential element is the consistent quality and safety of raw materials achieved through a combination of steps including but not limited to vendor certification and quality assurance testing.

•	Continuously improve our operations and customer service, and related initiatives.

•	Build a culture that attracts, retains and develops the best talent in the world. Our customers, shareholders and employees expect the best.

As implementation of our strategy progresses, setting strategic initiatives requires regular establishment and reassessment of priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Operations

First Quarter 2008

First quarter 2008 sales totaled $597 million, increasing 5% over the prior year quarter; flavor sales increased 12% while fragrance sales were flat with the prior year period.  Reported sales for the 2008 quarter benefited from the weaker U.S. dollar, mainly against the Euro, during the quarter; at comparable exchange rates, sales would have increased 1% in comparison to the 2007 quarter. Fragrance sales were strongest in Greater Asia offset by weakness in the U.S. market.  Functional fragrance sales increased 6% on a combination of new wins and improved volumes, most notably in Greater Asia. Fragrance Ingredients sales reflected a planned shift in product mix, which resulted in lower sales, but improved gross margins

Flavor sales increased based on new wins across all regions, led by a 37% increase in Latin America. Excluding the impact of currencies, sales growth for the Flavors business was 8%.

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-First Quarter 2008 vs First Quarter 2007
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	-30%	-19%	-19%	-23%	0%	-13%

Europe	Reported	8%	19%	-4%	8%	11%	9%
	Local Currency	-1%	9%	-12%	-1%	3%	1%

Latin America	Reported	-4%	4%	3%	1%	37%	12%

Greater Asia	Reported	28%	21%	9%	20%	19%	19%
	Local Currency	24%	20%	6%	18%	13%	15%

Total	Reported	-3%	6%	-6%	0%	12%	5%
	Local Currency	-7%	3%	-11%	-4%	8%	1%

▪
North America flavors new product introductions of $1 million were offset by volume declines.  Weak economic conditions and significant slowdown in customer order activity led to volume declines in fine and functional fragrance compounds, and ingredients.

▪
Flavors growth in Europe was primarily attributable to new product introductions of $4 million.  Fine fragrance new product introductions of $8 million were largely offset by volume declines. Functional fragrance growth was mainly the result of new product introductions of $8 million and the decline in ingredients sales was due to volume declines; ingredients had a difficult comparison with the 2007 first quarter when sales in Europe increased 35%.

▪
Latin America fine and functional fragrance product introductions of $3 million and $4 million, respectively, were partially offset by volume decreases.  Flavors sales were strong throughout the region, driven mainly by new product introductions of $8 million.

▪	Greater Asia sales growth was driven by volume increases of $10 million in flavors. Fragrance performance in all categories was primarily volume related.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Quarter
	2008	2007
Cost of goods sold	58.9%	58.2%
Research and development expenses	8.7%	8.2%
Selling, general and administrative expenses	15.1%	16.1%

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. Research and development expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling, general and administrative expenses support our sales and operating levels.

Cost of goods sold, as a percentage of sales, was 58.9% compared with 58.2% in 2007.  This increase was mainly the result of the sales decline in North America with a resultant impact on absorption of manufacturing expenses, most notably in fragrance compounds.  Product mix, notably lower sales of fine and beauty care compounds, and some impact of higher material costs also impacted margins; the average cost of raw materials increased 4% over the prior year quarter.

Research and Development expense, as a percentage of sales, was 8.7%, higher than the 8.2% in the first quarter 2007, and equal to the rate of spend for the full year 2007.

Selling and Administrative expenses, as a percentage of sales, were 15.1% in the current period compared to 16.1% in the prior year period.  The reduction in selling and administrative expenses in 2008 was largely the result of lower incentive compensation expense based on operating performance.  The 2008 results also included the benefit of a $2.6 million insurance recovery related to a 2005 product contamination matter.

Restructuring and Other Charges

With respect to the restructuring and other charges:

•	Separation costs for employees relate primarily to severance, outplacement and other benefit costs;

•	Other costs include lease termination costs and other reorganization expenses incurred to affect either the employee separation or location closure.

            In the first quarter 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transactions in a global shared service center.  These actions resulted in the elimination of 123 positions, primarily in the finance and accounting around the world. The majority of affected positions involved employee separation. As a result of these actions, we recognized pre-tax charges of $6.2 million in 2008 related to employee separation costs.  Annual savings from these actions is expected to approximate $5 million beginning in 2009.

Positions eliminated and charges by business segment in 2008 are detailed in the table below; there were no such actions undertaken in 2007.

	Restructuring Charges	Positions Eliminated
(Dollars in Thousands)	2008	2008
Flavors	$925	17
Fragrances	2,480	19
Global	2,817	87
Total	$6,222	123

Interest Expense

In the first quarter 2008, interest expense totaled $18 million as compared to $8 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities.  Average cost of debt was 5.9% for 2008 compared to 4.1% in 2007.

Other (Income) Expense, Net

Other expense in 2008 of $2 million was mainly exchange losses as a result of our U.S. dollar positions in Europe and Great Britain weakening in comparison to the Euro and Pound Sterling.

Income Taxes

The effective tax rate was 25.4% as compared to a rate of 28.0% in the prior year quarter.  The 2008 quarter benefited from favorable tax rulings with respect to prior periods; excluding the benefit of these rulings of $2.1 million, the effective tax rate for the 2008 quarter would have been 28.2%.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes.   See Note 11 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors

In the first quarter 2008, Flavors operating profit totaled $57 million, or 20.8%, as a percentage of sales, compared to $45 million or 18.4% in 2007. This profitability improvement was driven by strong sales growth and continued cost control.  The 2008 amount includes $.9 million of restructuring expenses, which had a 30 basis point negative impact on operating margin.

Fragrances

Fragrance operating profit for the first quarter of 2008 was $47 million or 14.5%, as a percentage of sales, declining from $59 million or 18.2% reported in 2007.  The 2008 amount includes $2 million of restructuring expenses, which had an 80 basis point negative impact on operating margin. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales.

Global Expenses

 Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit as well as a benefit from insurance recovery in 2008.  In 2008, Global expenses were $8 million, comparable to first quarter 2007.  In 2008, Global expenses included approximately $3 million of restructuring charges.  Excluding the restructuring charges, Global expense decreased almost $3 million, primarily from lower incentive compensation expense.

Financial Condition

Cash, cash equivalents and short-term investments totaled $61 million at March 31, 2008 compared to $84 million at March 31, 2007.  Working capital of $662 million at March 31, 2008 was comparable to the $652 million at December 31, 2007.  Additions to property, plant and equipment were $12 million for the quarter ended March 31, 2008. Gross additions to property, plant and equipment are expected to approximate $90 million in 2008.

Operating cash flows in the first quarter 2008 were $8 million comparable to the prior year quarter. Operating cash flows in the 2008 quarter benefited from receipt of $18 million on termination of an interest rate swap, which has been deferred and will be amortized as a reduction to interest expense over the remaining term of the related debt.

At March 31, 2008, we had $1,224 million of debt outstanding, increasing approximately $412 million from the first quarter of 2007, but substantially unchanged from December 31, 2007.  The increase over the prior year quarter is related to debt issued to fund an accelerated purchase of IFF stock in 2007.

In January 2008, we paid a quarterly cash dividend of $.23 per share to shareholders, a 10% increase from the prior year quarter dividend payment. On March 4, 2008, we announced our quarterly dividend of $.23 per share payable in April 2008.

In July 2007, our Board authorized us to repurchase up to 15% or $750 million worth of our outstanding common stock, whichever is less (the “July 2007 Plan”). In September 2007, under the July 2007 Plan, we entered into two agreements to purchase shares of our common stock under a $450 million accelerated share repurchase (“ASR”) program. Subsequently, we paid $450 million in exchange for an initial delivery of 7.6 million shares under the ASR, representing 90% of the shares that could have been purchased, based on the prior closing price of our stock. The remaining 10%, or $45 million, not used in the initial settlement, will be included in the determination of the cost of the shares purchased on completion of the ASR and was reflected in the accompanying Consolidated Balance Sheet as a reduction to Capital in excess of par value.

On completion of the ASR, which is expected by the end of the second quarter of 2008, we may receive additional shares or may be required to pay cash or additional shares at our option, based on the volume-weighted average price (“VWAP”) of the common stock during the agreement term.

In the quarter ended March 31, 2008, we purchased 0.7 million shares at a cost of $30 million. In the quarter ended March 31, 2007, we purchased 0.7 million shares at a cost of $31 million.

Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report, which are not historical facts or information, are "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect,” “believe,” “outlook,” “guidance,” “may,” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company's markets, including economic, inflationary and recessionary pressures, high energy and commodity prices, decline of the U.S. dollar, population health and political uncertainties; interest rates; the price, quality and availability of raw materials; the Company's ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact on cash and the impact of increased borrowings related to the July 2007 share repurchase program; the impact of currency fluctuation or devaluation in the Company's principal foreign markets and the success of the Company's hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company's cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Non-GAAP Financial Measures

The discussion of our historical results include and, where indicated, exclude the effects of exchange rate fluctuations, a restructuring charge in the 2008 first quarter, and the 2008 first quarter benefit of tax rulings relating to prior years. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business.  In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business.  A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges include actual cash outlays, and benefits from favorable tax rulings reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2007 Annual Report on Form 10-K.

Item 4. Controls and Procedures

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

We have established controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings

The Company is subject to various claims and legal actions in the ordinary course of its business.

In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri (“Benavides case”). The plaintiffs alleged that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a Bush Boake Allen (“BBA”) and/or IFF flavor. For purposes of reporting these actions, BBA, a wholly owned subsidiary of IFF, and/or IFF are referred to as the “Company”.

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

Eighteen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 5 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case).  In June 2004, the Company and 2 other flavor suppliers were named defendants in a lawsuit by 1 former worker and spouse at a Northlake, Illinois facility in an action brought in the Circuit Court of Cook County, Illinois. 9 third party defendants were added (Lopez case). This case was settled by confidential agreement in March 2008. In July 2005, the Company and 11 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker and spouse of Brach's Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois.  Brach’s has been added as a third party defendant (Campbell case).  In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). A similar case involving 5 former employees, originally plaintiffs in the Arles case, was filed in the same Court in August 2006 and then removed to the U.S. District Court, Western District of Missouri, Southwest Division (Parker case). In November 2006, the Company, 15 other flavor and chemical suppliers, a trade association and a third party defendant company were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by approximately 245 current and former employees of two separate Marion, Ohio factories and 92 spouses of such employees (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 58 current and former employees of a Marion, Ohio facility and 18 spouses of such employees (Arnold case). In May 2007, the Company and 13 other companies were named defendants in a lawsuit filed in Circuit Court of Cook County, Illinois by 5 former employees of Brach’s Confections, Inc. in Chicago, Illinois (Williams case). In June 2007, the Company and 22 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by 7 former employees of a McBride, Missouri facility (Geile case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 128 current and former workers of two Marion, Ohio facilities and 52 spouses of such employees (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 7 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case). In October 2007, the Company and 23 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by the widow and daughter of a former worker at a McBride, Missouri facility (Wibbenmeyer case). In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 16 current and former employees and spouses of such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 20 current and former employees and spouses of such employees of the same plant (Brown case). In April 2008, the Company and 7 other flavor suppliers, a trade association and a trade association management company were named defendants in a lawsuit in the Circuit Court for Milwaukee County, Wisconsin by one former employee of a Company facility and his spouse (Smead case).

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

At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued.  See Note 13 of the Notes to the Consolidated Financial Statements.

Over the past 20 years, various federal and state authorities and private parties have claimed that the Company is a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

The Company has been identified as a PRP at nine facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its liability on a regular basis. The Company accrues for environmental liabilities when they are probable and estimable. The Company currently estimates its share of the total future cost for these sites to be less than $5 million.

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not be material to the Company’s financial condition, results of operations or liquidity. This conclusion is based upon, among other things, the involvement of other PRPs at most sites, the status of proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the first quarter of 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the quarter ended March 31, 2008:

	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Approximate Dollar Value of Shares that may yet be purchased under the Program (1)(2)
January 1 – 31, 2008	0	$0	0	$298,727,156
February 1 – 29, 2008	560,544	$42.18	560,544	275,082,227
March 1 – 31, 2008	151,802	$41.83	151,802	268,732,316
Total shares purchased	712,346	$42.11

(1)
On July 26, 2007 we announced Stock Repurchase Plan, which authorizes us to repurchase up to 15% or $750 million worth of IFF’s outstanding common stock, whichever is less. In September 2007, under the new authorization, we entered into two agreements to purchase shares of its common stock under a $450 million accelerated share repurchase (“ASR”) program. On September 28, 2007, we paid $450 million in exchange for an initial delivery of 7.6 million shares under the ASR, representing 90% of the shares that could have been purchased, based on the average trading price on that date.  The remaining 10% not used in the initial settlement will be included in the determination of the cost of the shares purchased on completion of the ASR.

(2)
The Average Price Paid per Share is based on the price paid per share in the open market and the price paid per share on the initial purchase of shares under the ASR.  The average price and number of shares purchased under the ASR will not be determinable until completion of the ASR program.

Item 6.                 Exhibits

Number	Description

10.1	Performance Criteria for the 2008-2010 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to the Company’s Report on Form 8-K filed on February 1, 2008.

10.2	2008 Compensation Arrangements of Robert M. Amen, Douglas J. Wetmore, Nicolas Mirzayantz and Dennis Meany incorporated by reference to the Company’s Report on Form 8-K filed on March 5, 2008.

10.3	Performance Criteria for 2008 under the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 5, 2008.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 1, 2008	By:	/s/ DOUGLAS J. WETMORE
Douglas J. Wetmore, Senior Vice President and Chief Financial Officer

Dated: May 1, 2008	By:	/s/ DENNIS M. MEANY
Dennis M. Meany, Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

Number	Description

10.1	Performance Criteria for the 2008-2010 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to the Company’s Report on Form 8-K filed on February 1, 2008.

10.2	2008 Compensation Arrangements of Robert M. Amen, Douglas J. Wetmore, Nicolas Mirzayantz and Dennis Meany incorporated by reference to the Company’s Report on Form 8-K filed on March 5, 2008.

10.3	Performance Criteria for 2008 under the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 5, 2008.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.