Form 10-Q
period 2008-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2008-07-30
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding as of July 18, 2008: 78,563,492

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

ASSETS	6/30/08	12/31/07

Current Assets:
Cash and cash equivalents	$119,490	$151,471
Short-term investments	55	604
Trade receivables	477,195	412,221
Allowance for doubtful accounts	(12,708)	(11,694)
Inventories: Raw materials	259,050	237,943
Work in process	14,187	10,707
Finished goods	252,414	235,572

Total Inventories	525,651	484,222
Deferred income taxes	130,045	144,326
Other current assets	39,293	9,328

Total Current Assets	1,279,021	1,190,478

Property, Plant and Equipment, at cost	1,220,772	1,165,082
Accumulated depreciation	(705,852)	(656,262)

	514,920	508,820

Goodwill	665,582	665,582
Intangible Assets, net	64,177	67,254
Other Assets	295,078	294,654

Total Assets	$2,818,778	$2,726,788

LIABILITIES AND SHAREHOLDERS’ EQUITY	6/30/08	12/31/07

Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$147,562	$152,473
Accounts payable	137,178	130,992
Accrued payrolls and bonuses	45,758	64,271
Dividends payable	18,069	18,628
Restructuring and other charges	7,671	2,654
Other current liabilities	186,593	169,878

Total Current Liabilities	542,831	538,896

Other Liabilities:
Long-term debt	1,068,884	1,060,168
Deferred gains	60,145	61,659
Retirement liabilities	166,911	171,991
Other liabilities	337,022	276,877

Total Other Liabilities	1,632,962	1,570,695

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	55,026	54,995
Retained earnings	2,149,779	2,078,937
Accumulated other comprehensive (loss) income:
Cumulative translation adjustment	(66,869)	(32,990)
Accumulated losses on derivatives qualifying as hedges (net of tax)	(2,790)	(1,843)
Pension and postemployment liability adjustment (net of tax)	(102,824)	(109,514)

	2,046,792	2,004,055
Treasury stock, at cost 37,198,931 shares in 2008 and 34,766,612 shares in 2007	(1,403,807)	(1,386,858)

Total Shareholders’ Equity	642,985	617,197

Total Liabilities and Shareholders’ Equity	$2,818,778	$2,726,788

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	3 Months Ended 6/30		6 Months Ended 6/30

	2008	2007	2008	2007

Net sales	$636,126	$573,726	$1,232,731	$1,139,827

Cost of goods sold	372,345	327,668	723,474	657,050
Research and development expenses	56,166	48,760	108,222	95,392
Selling and administrative expenses	104,662	91,198	194,811	182,469
Amortization of intangibles	1,539	3,555	3,078	7,111
Restructuring and other charges	(255)	—	5,967	—
Interest expense	18,545	8,396	36,764	16,710
Other (income) expense, net	(4,117)	(2,819)	(1,812)	(2,986)

	548,885	476,758	1,070,504	955,746

Income before taxes on income	87,241	96,968	162,227	184,081
Taxes on income	20,209	18,596	39,252	43,020

Net income	67,032	78,372	122,975	141,061

Other comprehensive income:
Foreign currency translation adjustments	(1,405)	17,659	(33,879)	17,002
Accumulated gains (losses) on derivatives qualifying as hedges	1,574	1,177	(947)	2,620
Pension and postemployment liability adjustment	3,302	2,756	6,690	6,542

Comprehensive income	$70,503	$99,964	$94,839	$167,225

Net income per share - basic	$0.84	$0.88	$1.54	$1.58

Net income per share - diluted	$0.83	$0.87	$1.52	$1.56

Average number of shares outstanding - basic	79,627	89,174	79,962	89,276

Average number of shares outstanding - diluted	80,578	90,124	80,916	90,391

Dividends declared per share	$0.23	$0.21	$0.46	$0.42

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	6 Months Ended 6/30

	2008	2007

Cash flows from operating activities:
Net income	$122,975	$141,061
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	42,529	42,287
Deferred income taxes	851	4,629
Gain on disposal of assets	(684)	(6,737)
Equity based compensation	8,898	8,248
Changes in assets and liabilities:
Current receivables	(57,879)	(54,058)
Inventories	(25,151)	(1,258)
Current payables	(16,060)	(38,535)
Changes in other assets	(23,855)	(1,831)
Changes in other liabilities	27,226	1,836

Net cash provided by operations	78,850	95,642

Cash flows from investing activities:
Additions to property, plant and equipment	(28,808)	(21,331)
Purchase of investments	(3,983)	(4,786)
Proceeds from investments	—	8,978
Proceeds from disposal of assets	934	8,751

Net cash used in investing activities	(31,857)	(8,388)

Cash flows from financing activities:
Cash dividends paid to shareholders	(37,143)	(37,230)
Net change in bank borrowings and overdrafts	(12,333)	(496)
Proceeds from issuance of stock under stock-based compensation plans	2,840	36,461
Excess tax benefits on stock options exercised	38	3,914
Purchase of treasury stock	(29,995)	(80,711)

Net cash used in financing activities	(76,593)	(78,062)

Effect of exchange rate changes on cash and cash equivalents	(2,381)	471

Net change in cash and cash equivalents	(31,981)	9,663
Cash and cash equivalents at beginning of year	151,471	114,508

Cash and cash equivalents at end of period	$119,490	$124,171

Interest paid	$41,282	$19,553

Income taxes paid	$18,441	$21,866

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

          These interim statements and management’s related discussion and analysis should be read in conjunction with the consolidated financial statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2007 Annual Report on Form 10-K. These interim statements are unaudited. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.

Note 1. New Accounting Pronouncements:

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate the nature and financial effect of the business combination. FAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are in the process of evaluating the impact of FAS 141(R) on our Consolidated Financial Statements.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R). This statement is effective for fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the year of adoption. We are in the process of evaluating the impact of FAS 160 on our Consolidated Financial Statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of FAS 161 on our Consolidated Financial Statements.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of, Present fairly in conformity with generally accepted accounting principles”. We are in the process of evaluating the potential impact of FAS 162, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

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

     FAS 157 requires that we consider our own credit risk when measuring fair value. Adoption of FAS 157 has also resulted in some other changes to valuation techniques used when determining fair value, most notably changes to the way that the probability of default of a counterparty is factored in. The change in fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial.

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

We adopted EITF 06-4 on January 1, 2008. As a result of the adoption of EITF 06-4, we recognized a cumulative effect of a change in accounting principle adjustment of $9.6 million, net of related deferred income taxes of $5.9 million, which decreased beginning retained earnings in the shareholders’ equity component of the accompanying Consolidated Balance Sheet for the quarter ended June 30, 2008. We estimate additional expense of approximately $1 million per year as a result of this change in accounting.

Note 2. Reclassifications:

          Certain reclassifications have been made to the prior periods’ financial statements to conform to 2008 classifications. In addition, operating cash flows in 2007 were revised to $96 million from the $100 million reported in 2007 to properly reflect the inclusion of the purchase of investments of $5 million offset by proceeds of $9 million from investments in investing activities.

Note 3. Net Income Per Share:

          Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Shares in thousands)	2008	2007	2008	2007

Basic	79,627	89,174	79,962	89,276
Assumed conversion under stock plan	951	950	954	1,115

Diluted	80,578	90,124	80,916	90,391

          Stock options to purchase 542,400 and 436,997 shares were outstanding for the second quarter and the first six months of 2008, respectively, and 142,496 and 131,248 for the second quarter and first six months of 2007, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.

Note 4. Restructuring and Other Charges:

          In the first quarter 2008, as part of our business transformation initiative to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service center. These actions resulted in the elimination of 127 positions, primarily in finance functions around the world. As a result of these actions, we recognized pre-tax charges of $6.8 million for the six months end June 30, 2008 related to employee separation costs.

                    Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee- Related

Balance December 31, 2007	$2.6
Additional charges	6.8
Cash and other costs	(1.6)

Balance June 30, 2008	$7.8

          The balance of the employee-related liabilities is expected to be utilized by the end of 2009 as obligations are satisfied.

Note 5. Goodwill and Other Intangible Assets, Net:

          Goodwill by operating segment at June 30, 2008 and December 31, 2007 is as follows:

(DOLLARS IN THOUSANDS)	Amount

Flavors	$319,479
Fragrances	346,103

Total	$665,582

          Trademark and other intangible assets consist of the following amounts:

(DOLLARS IN THOUSANDS)	June 30, 2008	December 31, 2007

Gross carrying value	$165,406	$165,406
Accumulated amortization	101,229	98,152

Total	$64,177	$67,254

          Amortization expense for the six months ended June 30, 2008 was $3 million, compared to $7.1 million for the six months ended June 30, 2007; annual amortization is estimated to be $6 million in 2008 and $6 million in each year from 2009 through 2012.

Note 6. Comprehensive Income:

          Changes in the Accumulated other comprehensive income component of shareholders’ equity were as follows:

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postemployment liability adjustment, net of tax	Total

Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	(33,879)	(947)	6,690	(28,136)

Balance June 30, 2008	$(66,869)	$(2,790)	$(102,824)	$(172,483)

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postemployment liability adjustment, net of tax	Total

Balance December 31, 2006	$(31,854)	$(2,465)	$(162,553)	$(196,872)
Change	17,002	2,620	6,542	26,164

Balance June 30, 2007	$(14,852)	$155	$(156,011)	$(170,708)

Note 7. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2008	December 31, 2007

Bank borrowings and overdrafts			$26,485	$35,671
Current portion of long-term debt	2.40%		121,077	116,802

Total current debt			147,562	152,473

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	5.94%	2009-16	375,000	375,000
Bank borrowings	3.87%	Various	159,457	169,057
Japanese Yen notes	2.81%	2011	16,510	15,927
Other			28	33
Deferred realized gains on interest rate swaps			17,889	151

Total long-term debt			1,068,884	1,060,168

Total debt			$1,216,446	$1,212,641

Note 8. Fair Value:

     Effective January 1, 2008, we adopted FAS 157 for financial assets and liabilities, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. FAS 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and asset retirement obligations initially measured at fair value.

     As a result of the adoption of FAS 157, we have made some amendments to the techniques used in measuring the fair value of derivative and other positions. These amendments change the way that the probability of default by a counterparty is factored into the valuation of derivative positions, and include for the first time the impact of our own credit risk on derivatives and other liabilities measured at fair value.

Determination of Fair Value

     When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $129 million at June 30, 2008.

     The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of FAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial.

Note 9. Income Taxes:

          As of June 30, 2008, we had $77 million of gross unrecognized tax benefits recorded in other liabilities, all of which, if recognized, would be recorded as a component of income tax expense and affect the effective tax rate.

          We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2008, we had accrued $10 million of interest and penalties.

          We conduct business globally and remain open to examination in several tax jurisdictions for various years from 2000 to 2007. We are under examination in several significant tax jurisdictions for various years from 2001 to 2007. As a result of the expiration of various statutes of limitation and the completion of examinations during the next twelve months, it is possible that a decrease in certain unrecognized tax benefits may occur approximating $15-$20 million.

          The effective tax rate for the three and six months ended June 30, 2008 was 23.2% and 24.2% compared with 19.2% and 23.4% in the three and six months ended June 30, 2007. The three and six month periods in 2008 benefited from favorable tax rulings with respect to prior periods of $3.9 million and $6.0 million, respectively, which had the effect of reducing the effective tax rate by 4.4% and 3.7%, respectively. The three and six month periods in 2007 benefited from favorable tax rulings with respect to prior periods of $10.0 million, which had the effect of reducing the effective tax rate by 10.1% and 5.4%, respectively. Excluding these benefits, the lower effective tax rate in 2008 resulted from a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.

Note 10. Equity Compensation Plans:

          We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards including restricted stock, restricted stock units (“RSUs”), stock settled appreciation rights (“SSARs”) or stock options to purchase our common stock.

          We offer a Long Term Incentive Plan (“LTIP”) for executive officers and other Company executives. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors at the start of each cycle. Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion will be determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with IFF during the cycle to receive the award.

          Principal assumptions used in applying the Binomial model for options and SSAR’s granted during the six months ended June 30, 2008 and June 30, 2007 were as follows:

	2008	2007

Weighted average fair value of options and SSAR’s granted during the period	$9.93	$11.50
Assumptions:
Risk-free interest rate	3.2%	5.0%
Expected volatility	25.7%	21.8%
Expected dividend yield	2.2%	1.6%
Expected life, in years	5	5
Termination rate	0.46%	0.40%
Exercise multiple	1.52	1.35

         Stock option and SSAR activity for the six months ended June 30, 2008 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to Options/SSAR’s	Weighted Average Exercise Price

Balance at December 31, 2007	2,491	$35.66
Exercised	(46)	$31.28
Cancelled	(3)	$36.35

Balance at March 31, 2008	2,442	$35.74
Granted	299	$42.19
Exercised	(11)	$30.41
Cancelled	(124)	$46.12

Balance at June 30, 2008	2,606	$36.00

         Restricted stock and RSU activity for the six months ended June 30, 2008 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Balance at December 31, 2007	1,290	$34.16
Vested	(272)	$41.82
Cancelled	(4)	$39.99

Balance at March 31, 2008	1,014	$32.65
Granted	441	$35.86
Vested	(6)	$33.18
Cancelled	(19)	$39.49

Balance at June 30, 2008	1,430	$33.62

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended		Six Months Ended

(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Restricted stock and RSU’s	$4,336	$2,971	$7,470	$6,441
Stock options and SSAR’s	677	1,000	1,428	1,807

Total equity compensation expense	$5,013	$3,971	$8,898	$8,248

Tax related benefits of $1.4 million and $2.4 million were recognized for the second quarter and first six months of 2008, respectively, and $1.5 million and $2.6 million for the second quarter and first six months of 2007, respectively.

Note 11. Segment Information:

          We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K.

          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. In addition, in the three and six months ended June 30, 2008, Global expenses include approximately $3 million for employee separation costs. The first six months of 2008 also includes approximately $3 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

          Our reportable segment information was as follows:

	Three Months Ended June 30, 2008
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$289,794	$346,332	—	$636,126

Operating profit	$56,861	$56,339	$(11,531)	101,669

Interest expense				(18,545)
Other income (expense), net				4,117

Income before taxes on income				$87,241

	Three Months Ended June 30, 2007
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$252,541	$321,185	—	$573,726

Operating profit	$52,580	$58,273	$(8,308)	$102,545

Interest expense				(8,396)
Other income (expense), net				2,819

Income before taxes on income				$96,968

	Six Months Ended June 30, 2008
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$563,601	$669,130	$—	$1,232,731

Operating profit	$113,789	$103,235	$(19,845)	197,179

Interest expense				(36,764)
Other income (expense), net				1,812

Income before taxes on income				$162,227

	Six Months Ended June 30, 2007
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$495,983	$643,844	$—	$1,139,827

Operating profit	$97,394	$117,141	$(16,730)	197,805

Interest expense				(16,710)
Other income (expense), net				2,986

Income before taxes on income				$184,081

Segment assets were $1,005 million for Flavors and $1,302 million for Fragrances at December 31, 2007. Global segment assets were $420 million at December 31, 2007. There were no significant changes in segment assets from December 31, 2007 to June 30, 2008.

Note 12. Retirement Benefits:

          Pension expense included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Service cost for benefits earned	$1,187	$2,504	$2,374	$5,008
Interest cost on projected benefit obligation	5,942	5,687	11,885	11,374
Expected return on plan assets	(6,236)	(5,922)	(12,471)	(11,844)
Net amortization and deferrals	1,417	1,551	2,834	3,102

Defined benefit plans	2,310	3,820	4,622	7,640
Defined contribution and other retirement plans	2,484	1,667	4,339	2,662

Total pension expense	$4,794	$5,487	$8,961	$10,302

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Service cost for benefits earned	$2,609	$2,617	$5,218	$5,234
Interest cost on projected benefit obligation	9,316	8,173	18,632	16,346
Expected return on plan assets	(13,074)	(12,124)	(26,149)	(24,248)
Net amortization and deferrals	790	1,395	1,580	2,790

Defined benefit plans	(359)	61	(719)	122
Defined contribution and other retirement plans	1,237	1,029	2,289	1,938

Total pension expense	$878	$1,090	$1,570	$2,060

          In 2008, we expect to contribute $6 million and $16 million to our U.S. pension plans and non-U.S. pension plans, respectively. Year-to-date through June 30, 2008, no contributions were made to our qualified U.S. plan. However, in July

2008 we made a $2 million contribution to our qualified U.S. plan. In the quarter and six months ended June 30, 2008, $1.2 million and $2.5 million, respectively, of contributions were made to our non-qualified U.S. plan, and $3.5 million and $7.1 million, respectively, of contributions were made to the non-U.S. plans.

          Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Service cost for benefits earned	$671	$766	$1,342	$1,532
Interest on benefit obligation	1,542	1,542	3,084	3,084
Net amortization and deferrals	(153)	(37)	(306)	(74)

Total postretirement benefit expense	$2,060	$2,271	$4,120	$4,542

          We expect to contribute $4 million to our postretirement benefit plans in 2008. In the quarter and six months ended June 30, 2008, $1 million and $2 million of contributions were made, respectively.

Note 13. Financial Instruments:

          In April 2008, we entered into a $250 million interest rate swap agreement effectively converting the fixed rate on our long-term U.S. dollar borrowings to a variable short-term rate based on USD LIBOR rate plus markup. This swap is designated as a qualified fair value hedge. As of June 30, 2008, we had a swap liability of $5.4 million associated with this interest rate swap included in Other liabilities.

Note 14. Commitments and Contingencies:

          We are party to a number of lawsuits and claims related primarily to flavoring supplied by us to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under our insurance policies, and the advice of our outside legal counsel with respect to all of these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect the outcome of the above cases, singly or in the aggregate, will have a material adverse effect on our financial condition, results of operation or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

          IFF is a leading creator and manufacturer of compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products.

          The Company is organized into two units that reflect our flavor and fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and fragrance ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.

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

          The Flavor & Fragrance industry can be impacted by macroeconomic factors in all product categories and geographic regions. Such factors may include the effect of currency on the price of raw materials, operating costs, and the translation of reported results. In addition, IFF is susceptible to pricing pressures due to customers’ cost improvement programs. However, these pricing pressures can often be mitigated through a combination of internal cost containment efforts and the development of innovative and streamlined solutions and processes.

          IFF’s success in the Flavor & Fragrance industry is driven by our ability to create unique sensory experiences that meet evolving consumer needs and expectations. These solutions are delivered in a cost-efficient manner in conjunction with world-class customer service.

STRATEGIC DRIVERS

          We are well positioned to increase shareholder value by executing the following key drivers: targeting strategic and regional customers in both developed and emerging markets, attracting, developing and retaining top talent, and fostering a culture of innovation and continuous improvement. Our goal is to deliver differentiated solutions that enable our customers’ brands to win in the marketplace.

          Customers

          We believe there is a great deal of opportunity to grow sales by earning a greater share of our customers’ business across multiple categories, both in the developed and emerging markets. We use our proprietary tools of consumer insight to understand the connections between the consumer, the product, and the brand. This enables us to create flavors and fragrances that resonate with consumers and drive brand loyalty.

          People

          As a leading creator of flavors and fragrances, our ability to succeed is highly dependent on our greatest asset - our people. We continue to invest considerable time and resources in developing our leaders to build IFF for the long-term.

          Innovation

          IFF continues to focus on creating innovative processes, technologies and delivery systems, which includes a significant financial commitment to research and development. We see potential to gain market share by providing unique solutions to our customers that enable their brands to win in the marketplace. In addition, by streamlining internal processes, we are better able to allocate resources to appropriate initiatives.

          As implementation of our strategy progresses, setting strategic initiatives requires regular establishment and reassessment of priorities and necessitates choices in order to provide the best opportunity for continuous improvement in shareholder value.

Operations

Second Quarter 2008

          Second quarter 2008 sales totaled $636 million, increasing 11% over the prior year quarter; flavor and fragrance sales increased 15% and 8%, respectively, over the prior year period. Reported sales for the 2008 quarter benefited from the weaker U.S. dollar, mainly against the Euro; at comparable exchange rates, sales would have increased 4% in comparison to the 2007 quarter. Flavor sales increased based on new wins across all regions, led by a 36% increase in Latin America. Excluding the impact of currencies, sales growth for the Flavors business was 8%.

          Fragrance sales increased 8%, led by a 24% increase in Fragrance Ingredient sales. Ingredients sales were strong across all regions. Fragrance compound sales were strongest in Latin America and Greater Asia, partially offset by weakness in North America. Excluding the impact of currencies, Fragrance sales increased 1%.

          Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Second Quarter 2008 vs Second Quarter 2007
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	-15%	-18%	9%	-11%	3%	-5%

Europe	Reported	4%	15%	34%	15%	13%	14%
	Local Currency	-9%	0%	17%	0%	0%	0%

Latin America	Reported	29%	3%	29%	14%	36%	21%

Greater Asia	Reported	19%	15%	26%	18%	22%	20%
	Local Currency	15%	12%	19%	14%	15%	14%

Total	Reported	3%	4%	24%	8%	15%	11%
	Local Currency	-4%	-1%	16%	1%	8%	4%

▪

North America Flavor volume declines were a result of the weak economy but were offset by new product introductions of $6 million and favorable product mix. Weak economic conditions and customer inventory corrections in fine fragrances led to volume declines in fine and functional fragrance compounds.

▪

Europe new product introductions were offset by volume declines across all businesses, except Ingredients. Ingredients sales growth was driven by price increases and volume growth; rebounding from a weak first quarter.

▪

Latin America fine fragrance growth was driven by product introductions of $3 million. Functional fragrance new product introductions of $4 million were partially offset by volume decreases and the Ingredients sales increase was driven by increased volume. Flavors sales were strong throughout the region, driven mainly by new product introductions of $8 million.

▪

Greater Asia sales growth was driven by volume increases of $8 million augmented by $4 million of new product introductions in flavors. Fine Fragrance performance was primarily volume related, while functional growth was mainly the result of new product introductions of $3 million.

Consolidated Operating Results

          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Second Quarter

	2008	2007

Cost of goods sold	58.5%	57.1%
Research and development expenses	8.8%	8.5%
Selling and administrative expenses	16.5%	15.9%

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

          Cost of goods sold, as a percentage of sales, was 58.5% compared with 57.1% in 2007. This increase was mainly the result of the sales decline in North America with a resultant impact on absorption of manufacturing expenses, most notably in fragrance compounds. Product mix, notably lower sales of fine and beauty care compounds, and some impact of higher material costs also impacted margins.

          Research and development expense, as a percentage of sales, which was 8.8%, compared to 8.5% in the second quarter 2007, which reflects increasing investments in customer applications.

          Selling and administrative expenses, as a percentage of sales, were 16.5% in the current period compared to 15.9% in the prior year period. The 2008 results included $3.4 million related to employee separation costs, which contributed 50 basis points of the 60 basis point increase.

     Interest Expense

          In the second quarter 2008, interest expense totaled $19 million as compared to $8 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities. Average cost of debt was 6.0% for 2008 compared to 4.2% in 2007.

     Other (Income) Expense, Net

          Other income in 2008 of $4 million was mainly gains from foreign exchange transactions and interest income. Other income in 2007 included a gain of $5 million from the sale of land.

     Income Taxes

          The effective tax rate was 23.2% as compared to a rate of 19.2% in the prior year quarter. The 2008 and 2007 quarters benefited from favorable tax rulings with respect to prior periods; excluding the benefit of these rulings of $3.9 million and $10.0 million, respectively, the effective tax rates would have been 27.6% and 29.4%. The lower effective tax rate in the quarter was primarily from a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.

     Operating Results by Business Unit

          We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes. See Note 11 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

     Flavors

          In the second quarter 2008, Flavors operating profit totaled $57 million, or 19.6%, as a percentage of sales, compared to $53 million or 20.8% in 2007. The decline in profitability as a percentage of sales was primarily the result of product mix and increases in raw material, freight and energy costs. In addition, we are investing in sales and development initiatives in certain geographic areas. The operating margin for Flavors in the second quarter 2007 was unusually high as the operating margin for the full year 2007 was 18.6%.

     Fragrances

          Fragrance operating profit for the second quarter of 2008 was $56 million, or 16.3%, as a percentage of sales, declining from $58 million or 18.1% reported in 2007. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales. Material cost increases were largely offset by price increases, especially in the ingredients business. Research and development expenses increased as we continue to invest in creative resources.

     Global Expenses

          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit as well as a charge for severance costs in 2008. In 2008, Global expenses for the second quarter were $12 million as compared to $8 million in the second quarter 2007. In the second quarter of 2008, Global expenses included approximately $3 million of employee separation costs.

First Six Months 2008

          Sales for the first six months of 2008 totaled $1,233 million, increasing 8% over the prior year period; flavor and fragrance sales increased 14% and 4%, respectively, over the prior year period. Reported sales for 2008 benefited from the weaker U.S. dollar, mainly against the Euro; at comparable exchange rates, sales would have increased 3% in comparison to 2007. Flavor sales increased based on new wins across all regions, led by a 36% increase in Latin America. Excluding the impact of currencies, sales growth for the Flavors business was 8%.

          Fragrance sales increased 4%. Excluding the impact of currencies, Fragrance sales declined 1% as strong growth in Greater Asia was offset by weakness in the U.S. market. Functional sales growth was driven by new product introductions largely offset by volume declines. Fine fragrance new product introductions across all regions were offset by volume declines in the U.S. and European markets. Ingredient sales benefited from price increases partially offset by volume declines as part of a product rationalization initiative.

          Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Six Months 2008 vs Six Months 2007
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	-22%	-19%	-6%	-17%	2%	-9%

Europe	Reported	6%	17%	13%	12%	12%	12%
	Local Currency	-6%	5%	2%	0%	1%	0%

Latin America	Reported	12%	3%	15%	7%	36%	16%

Greater Asia	Reported	24%	18%	18%	19%	20%	20%
	Local Currency	20%	16%	13%	16%	14%	15%

Total	Reported	0%	5%	8%	4%	14%	8%
	Local Currency	-6%	1%	2%	-1%	8%	3%

▪

North America flavors new product introductions of $11 million and some benefit from price increases were largely offset by volume declines. Weak economic conditions and significant slowdown in customer order activity led to volume declines in fine and functional fragrance compounds and ingredients.

▪

Flavors sales in Europe were up 1% as new product introductions in Western Europe were offset by volume declines in Eastern Europe. Fine and functional fragrance new product introductions of $17 million and $13 million were offset by volume declines. Price increases in ingredients were largely offset by volume declines.

▪

Latin America fine fragrance sales growth was driven by new product introductions of $6 million. Functional fragrance new product introductions of $8 million were partially offset by volume decreases. Flavors sales were strong throughout the region, driven mainly by new product introductions of $16 million.

▪

Greater Asia sales growth in Flavors was driven by new product introductions of $7 million plus volume increases. Fragrance sales benefited from volume increases across all categories and functional new product introductions of $6 million.

     Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Six Months

	2008	2007

Cost of goods sold	58.7%	57.6%
Research and development expenses	8.8%	8.4%
Selling, general and administrative expenses	15.8%	16.0%

          Cost of goods sold, as a percentage of sales, was 58.7% compared with 57.6% in 2007. This increase was mainly the result of the sales decline in North America with a resultant impact on absorption of manufacturing expenses, most notably in fragrance compounds. Product mix, notably lower sales of fine and beauty care compounds, and some impact of higher material costs also impacted margins; the average cost of raw materials increased 4% over the prior year period.

          Research and development expense, as a percentage of sales, was 8.8%, higher than the 8.4% in the prior year period, which reflects increasing investments in customer applications.

          Selling and administrative expenses, as a percentage of sales, were 15.8% in the current period compared to 16.0% in the prior year period. The 2008 results included the benefit of a $2.6 million insurance recovery related to a 2005 product contamination matter offset by $3.4 million of employee separation costs. The decline in selling and administrative expenses, as a percentage of sales, is attributable to lower incentive compensation.

     Restructuring and Other Charges

With respect to the restructuring and other charges:

•	Separation costs for employees relate primarily to severance, outplacement and other benefit costs; and

•	Other costs include lease termination costs and other reorganization expenses incurred to affect either the employee separation or location closure.

          In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service center. These actions resulted in the elimination of 127 positions, primarily in the finance area around the world. The majority of affected positions involved employee separation. As a result of these actions, we recognized pre-tax charges of $6.8 million in 2008 related to employee separation costs. Annual savings from these actions is expected to approximate $5 million beginning in 2009.

          Positions eliminated and charges by business segment in 2008 are detailed in the table below; there were no such actions undertaken in 2007.

(Dollars in Thousands)	Restructuring Charges 2008	Positions Eliminated 2008

Flavors	$925	17
Fragrances	2,480	19
Global	3,455	91

Total	$6,860	127

     Interest Expense

          In the first six months of 2008, interest expense totaled $37 million compared to $17 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities. Average cost of debt was 6.0% for 2008 compared to 4.2% in 2007.

     Other (Income) Expense, Net

          Other income in 2008 of $2 million was mainly interest income. In 2007, other income included a $5 million pre-tax gain on the sale of land.

     Income Taxes

          The effective tax rate was 24.2% as compared to a rate of 23.4% in the prior year period. Both the 2008 and 2007 periods benefited from favorable tax rulings with respect to prior periods; excluding the benefit of these rulings of $6.0 million and $10.0, respectively, the effective tax rates would have been 27.9% and 28.8%. The lower effective tax rate in 2008 was primarily from a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.

     Operating Results by Business Unit

          We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes. See Note 11 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

     Flavors

          In the first six months of 2008, Flavors operating profit totaled $114 million, or 20.2%, as a percentage of sales, compared to $97 million or 19.6% in 2007. This profitability improvement was driven primarily by strong sales growth. The 2008 amount includes $.9 million of restructuring expenses.

     Fragrances

          Fragrance operating profit for the first six months of 2008 was $103 million, or 15.4%, as a percentage of sales, declining from $117 million or 18.2% reported in 2007. The 2008 amount includes $2 million of restructuring expenses. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales.

     Global Expenses

          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit as well as a benefit from insurance recovery, restructuring charges and employee separation costs in 2008. In 2008, Global expenses were $20 million as compared to $17 million in 2007. In 2008, Global expenses included approximately $3 million of restructuring charges and $3 million of employee separation costs partially offset by a $3 million insurance recovery related to a 2005 product contamination. Excluding these items, Global expenses were essentially flat with the prior period.

Financial Condition

          Cash and cash equivalents totaled $119 million at June 30, 2008 compared to $124 million at June 30, 2007. Working capital of $736 million at June 30, 2008 was comparable to the $652 million at December 31, 2007. Additions to property, plant and equipment for the six-month period ended June 30, 2008 totaled $29 million. Gross additions to property, plant and equipment are expected to approximate $90 million for the full year 2008.

          Operating cash flows in 2008 were $79 million, compared to $96 million in the prior year period. Operating cash flows in 2008 benefited from receipt of $18 million on termination of an interest rate swap, which has been deferred and will be amortized as a reduction to interest expense over the remaining term of the related debt. The decline in operating cash flow is primarily related to higher interest payments on the higher debt levels as discussed below.

          At June 30, 2008, we had $1,216 million of debt outstanding, increasing approximately $412 million from the second quarter of 2007, but essentially unchanged from December 31, 2007. The increase over the prior year period is related to debt issued to fund an accelerated repurchase of IFF stock in 2007.

          In April 2008, we paid a quarterly cash dividend of $.23 per share to shareholders, unchanged from the prior year quarter dividend payment. In May 2008, we declared a quarterly cash dividend of $.23 per share payable in July 2008. In July 2008, our Board of Directors increased the quarterly dividend to $.25 per share payable on October 2, 2008 to shareholders of record on September 18, 2008.

          In July 2007, our Board authorized us to repurchase up to 15% or $750 million worth of our then outstanding common stock, whichever is less (the “July 2007 Plan”). In September 2007, under the July 2007 Plan, we entered into two agreements to purchase shares of our common stock under a $450 million accelerated share repurchase (“ASR”) program. The ASR concluded in June 2008. Total aggregate shares repurchased under the ASR program were 9.7 million shares at an average purchase price of $46.53.

          In the quarter ended June 30, 2008, we did not purchase any shares on the open market; through the first six months of 2008, we repurchased 0.7 million shares at a cost of $30 million on the open market. In the quarter ended June 30, 2007, we repurchased approximately 1 million shares at a cost of $49 million. Through the first six months of 2007, we repurchased 1.6 million shares at a cost of $81 million.

          Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

          Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, including economic, inflationary and recessionary pressures, high energy and commodity prices, decline of the U.S. dollar, population health and political uncertainties; interest rates; the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact on cash and the impact of increased borrowings related to the July 2007 share repurchase program; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets and the success of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

          Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Non-GAAP Financial Measures

          Among the items in GAAP earnings but excluded for purposes of determining adjusted earnings are; benefits of tax rulings relating to prior years; 2008 restructuring charges, employee separation costs and an insurance recovery; and a gain on the sale of land in 2007. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges and employee separation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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

          We have established controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

          Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

          There have been no material changes in the risk factors previously disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 1.	Legal Proceedings

          The Company is subject to various claims and legal actions in the ordinary course of its business.

          In September 2001, the Company was named as a defendant in a purported class action brought against it in the Circuit Court of Jasper County, Missouri, on behalf of employees of a plant owned and operated by Gilster-Mary Lee Corp. in Jasper, Missouri (“Benavides case”). The plaintiffs alleged that they sustained respiratory injuries in the workplace due to the use by Gilster-Mary Lee of a BBA and/or IFF flavor. For purposes of reporting these actions, BBA and/or IFF are referred to as the “Company”.

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

          In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 5 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In July 2005, the Company and 11 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker and spouse of Brach’s Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. Brach’s has been added as a third party defendant (Campbell case). In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). A similar case involving 5 former employees, originally plaintiffs in the Arles case, was filed in the same Court in August 2006 and then removed to the U.S. District Court, Western District of Missouri, Southwest Division (Parker case). In May 2008, plaintiffs dismissed this case. In November 2006, the Company, 15 other flavor and chemical suppliers, a trade association and a third party defendant company were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by approximately 245 current and former employees of two separate Marion, Ohio factories and 92 spouses of such employees (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 58 current and former employees of a Marion, Ohio facility and 18 spouses of such employees (Arnold case). In May 2007, the Company and 13 other companies were named defendants in a lawsuit filed in Circuit Court of Cook County, Illinois by 5 former employees of Brach’s Confections, Inc. in Chicago, Illinois (Williams case). In June 2007, the Company and 22 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by 7 former employees of a McBride, Missouri facility (Geile case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 128 current and former workers of two Marion, Ohio facilities and 52 spouses of such employees (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 7 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case). In October 2007, the Company and 23 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by the widow and daughter of a former worker at a McBride, Missouri facility (Wibbenmeyer case). In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 13 current and former employees and 3 spouses of such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 14 current and former employees and 6 spouses of such employees of the same plant (Brown case). In April 2008, the Company and 7 other flavor suppliers, a trade association and a trade association management company were named defendants in a lawsuit in the Circuit Court for Milwaukee County, Wisconsin by one former employee of a Company facility and his spouse (Smead case). In May 2008, the Company and 6 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case).

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

          At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 14 of the Notes to the Consolidated Financial Statements.

          Over the past 20 years, various federal and state authorities and private parties have claimed that the Company is a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

          The Company has been identified as a PRP at nine facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its liability on a regular basis. The Company accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $5 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

(c) Issuer Purchases of Equity Securities

             The following table presents the total number of shares purchased during the second quarter of 2008, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the quarter ended June 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Approximate Dollar Value of Shares that may yet be purchased under the Program (1)(2)

April 1 – 30, 2008	325,843	$46.53	325,843	$268,732,316
May 1 – 31, 2008	0	$0	0	$268,732,316
June 1 – 30, 2008	1,723,869	$46.53	1,723,869	$268,732,316

Total shares purchased	2,049,712	$46.53	2,049,712

(1) On July 26, 2007 we announced a Stock Repurchase Plan, which authorizes us to repurchase up to 15% or $750 million worth of IFF’s then outstanding common stock, whichever is less. In September 2007, under the then new authorization, we entered into two agreements to purchase shares of our common stock under a $450 million accelerated share repurchase (“ASR”) program. This program concluded in June 2008. Total aggregate shares delivered to us under the ASR program totaled 9.7 million shares at an average purchase price of $46.53 per share, which is reflected in “Average Price Paid per Share” above. During the second quarter of 2008, we received an additional 2 million shares. Shares purchased pursuant to the ASR program are presented under “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Program” in the periods in which they were received.

(2) “Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” reflects our $750 million share repurchase program less the $450 million purchased under the ASR program and any open market purchases made under the program. As described above the repurchase program is also subject to a 15% limitation, under which we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on May 6, 2008:

	Votes Cast For	Authority Withheld

1.) Election of Directors

Margaret Hayes Adame	69,826,139	3,383,813

Robert M. Amen	70,704,786	2,505,166

Günter Blobel	70,920,619	2,289,333

Marcello Bottoli	70,665,393	2,544,559

Linda B. Buck	70,915,571	2,294,381

J. Michael Cook	67,235,798	5,974,154

Peter A. Georgescu	71,012,849	2,197,103

Alexandra A. Herzan	70,679,482	2,530,470

Henry W. Howell, Jr.	70,422,940	2,787,012

Arthur C. Martinez	70,253,056	2,956,896

Burton M. Tansky	70,756,023	2,453,929

2.)		For	Against	Abstentions	Broker Non-Votes

	Ratification of PricewaterhouseCoopers	71,083,898	1,603,494	522,560	—
	LLP as independent accountants

Item 6.	Exhibits

3.1

By-laws of International Flavors & Fragrances Inc., as amended and restated effective as of July 22, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.1	Restated and Amended Executive Separation Policy as amended through and including December 31, 2007.

10.2	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.3

Separation Agreement dated as of July 22, 2008 between Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 28, 2008.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: July 30, 2008	By:	/s/ DOUGLAS J. WETMORE

Douglas J. Wetmore, Senior Vice President and
Chief Financial Officer

Dated: July 30, 2008	By:	/s/ DENNIS M. MEANY

Dennis M. Meany, Senior Vice President,
General Counsel and Secretary

EXHIBIT INDEX

Number	Description

3.1

By-laws of International Flavors & Fragrances Inc., as amended and restated effective as of July 22, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.1	Restated and Amended Executive Separation Policy as amended through and including December 31, 2007.

10.2	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.3

Separation Agreement dated as of July 22, 2008 between Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 28, 2008.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Douglas J. Wetmore pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Douglas J. Wetmore pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.