Form 10-Q
period 2008-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2008-10-30
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4858
INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Exact name of registrant as specified in its charter)

New York	13-1432060

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
521 West 57th Street, New York, N.Y. 10019-2960
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (212) 765-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of October 17, 2008: 78,645,303

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$108,736	$151,471
Short-term investments	624	604
Trade receivables	470,363	412,221
Allowance for doubtful accounts	(11,865)	(11,694)
Inventories: Raw materials	247,392	237,943
Work in process	13,483	10,707
Finished goods	248,406	235,572

Total Inventories	509,281	484,222
Deferred income taxes	63,204	77,572
Other current assets	99,066	76,082

Total Current Assets	1,239,409	1,190,478

Property, Plant and Equipment, at cost	1,202,945	1,165,082
Accumulated depreciation	(699,401)	(656,262)

	503,544	508,820

Goodwill	665,582	665,582
Intangible Assets, net	62,639	67,254
Other Assets	304,560	294,654

Total Assets	$2,775,734	$2,726,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$58,631	$152,473
Accounts payable	115,511	130,992
Accrued payrolls and bonuses	54,027	64,271
Dividends payable	19,651	18,628
Restructuring and other charges	7,853	2,654
Other current liabilities	164,999	169,878

Total Current Liabilities	420,672	538,896

Other Liabilities:
Long-term debt	1,131,418	1,060,168
Deferred gains	59,388	61,659
Retirement liabilities	164,608	171,991
Other liabilities	275,616	276,877

Total Other Liabilities	1,631,030	1,570,695

Commitments and Contingencies (Note 14)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares	14,470	14,470
Capital in excess of par value	102,551	54,995
Retained earnings	2,187,810	2,078,937
Accumulated other comprehensive (loss) income:
Cumulative translation adjustment	(32,146)	(32,990)
Accumulated losses on derivatives qualifying as hedges (net of tax)	(2,863)	(1,843)
Pension and postemployment liability adjustment (net of tax)	(99,698)	(109,514)

	2,170,124	2,004,055
Treasury stock, at cost 37,131,836 shares in 2008 and 34,766,612 shares in 2007	(1,446,092)	(1,386,858)

Total Shareholders’ Equity	724,032	617,197

Total Liabilities and Shareholders’ Equity	$2,775,734	$2,726,788

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$617,538	$583,313	$1,850,269	$1,723,140

Cost of goods sold	370,799	339,175	1,094,273	996,225
Research and development expenses	52,129	49,733	160,351	145,125
Selling and administrative expenses	92,465	94,464	287,277	276,933
Amortization of intangibles	1,537	3,555	4,615	10,666
Restructuring and other charges	—	—	5,967	—
Curtailment loss	—	5,943	—	5,943
Interest expense	18,037	8,596	54,801	25,306
Other (income) expense, net	3,005	1,239	1,192	(1,747)

	537,972	502,705	1,608,476	1,458,451

Income before taxes on income	79,566	80,608	241,793	264,689
Taxes on income	21,882	21,764	61,134	64,784

Net income	57,684	58,844	180,659	199,905

Other comprehensive income:
Foreign currency translation adjustments	34,723	(12,959)	844	4,043
Accumulated gains (losses) on derivatives qualifying as hedges	(73)	(1,587)	(1,020)	1,033
Pension and postemployment liability adjustment	3,126	14,183	9,816	20,725

Comprehensive income	$95,460	$58,481	$190,299	$225,706

Net income per share — basic	$0.74	$0.68	$2.28	$2.26

Net income per share — diluted	$0.73	$0.67	$2.25	$2.23

Average number of shares outstanding — basic	78,077	87,063	79,334	88,538

Average number of shares outstanding — diluted	79,059	88,056	80,297	89,612

Dividends declared per share	$0.250	$0.230	$0.710	$0.650
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$180,659	$199,905
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	60,016	62,825
Deferred income taxes	1,186	(12,202)
Gain on disposal of assets	(1,504)	(7,358)
Equity based compensation	13,553	13,310
Curtailment loss	—	5,943
Changes in assets and liabilities:
Current receivables	(71,813)	(66,354)
Inventories	(26,460)	(2,381)
Current payables	(30,809)	(19,338)
Changes in other assets	(30,803)	41,819
Changes in other liabilities	42,473	(24,087)

Net cash provided by operations	136,498	192,082

Cash flows from investing activities:
Additions to property, plant and equipment	(49,071)	(36,504)
Purchase of investments	(5,699)	(13,348)
Proceeds from investments	—	8,978
Proceeds from disposal of assets	1,481	9,139

Net cash used in investing activities	(53,289)	(31,735)

Cash flows from financing activities:
Cash dividends paid to shareholders	(55,214)	(56,248)
Net change in bank borrowings and overdrafts	(40,120)	(137,837)
Proceeds from long-term debt	—	500,000
Proceeds from issuance of stock under stock-based compensation plans	7,444	48,441
Excess tax benefits on stock options exercised	91	6,353
Purchase of treasury stock	(29,995)	(576,832)

Net cash used in financing activities	(117,794)	(216,123)

Effect of exchange rate changes on cash and cash equivalents	(8,150)	3,232

Net change in cash and cash equivalents	(42,735)	(52,544)
Cash and cash equivalents at beginning of year	151,471	114,508

Cash and cash equivalents at end of period	$108,736	$61,964

Interest paid	$75,096	$33,513

Income taxes paid	$37,955	$37,497
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
          These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2007 Annual Report on Form 10-K (“Form 10-K”). These interim statements are unaudited. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. New Accounting Pronouncements:
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). In FAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of FAS 141(R) to have an impact on our Consolidated Financial Statements. A significant impact may, however, result from any future business acquisitions.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of FAS 141(R). This statement is effective for fiscal years beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the year of adoption. We do not expect the adoption of FAS 160 to have a significant impact on our Consolidated Financial Statements. However, the application of FAS 160 will require reclassification of minority interests from a liability (and currently included in Other liabilities in the accompanying Consolidated Balance Sheet) to a component of stockholders’ equity in our historical Consolidated Balance Sheet beginning in 2009.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact of FAS 161 on the disclosures in our Consolidated Financial Statements.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are in the process of evaluating the potential impact of FAS 162, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This Staff Position is to be applied retrospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2008.. We have issued Purchase Restricted Stock (“PRS”) to certain eligible employees. The unvested portion of such PRS contains a nonforfeitable right to dividends paid by us, and as such, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We are in the process of evaluating the potential impact of FSP EITF 03-6-1, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

ACCOUNTING CHANGES
Fair Value Measurements (SFAS 157)
          We adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1—Quoted prices for identical instruments in active markets.

•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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
          We adopted EITF 06-4 on January 1, 2008. As a result of the adoption of EITF 06-4, we recognized a cumulative effect of a change in accounting principle adjustment of $9.6 million, net of related deferred income taxes of $5.9 million, which decreased beginning retained earnings in the shareholders’ equity component of the accompanying Consolidated Balance Sheet for the quarter ended September 30, 2008. We estimate additional expense of approximately $1 million per year as a result of this change in accounting.
Note 2. Reclassifications:
          Certain reclassifications have been made to the prior periods’ financial statements to conform to 2008 classifications. In addition, operating cash flows in 2007 were revised to $192 million from the $188 million reported in 2007 to properly reflect the inclusion of the purchase of investments of $13 million offset by proceeds of $9 million from investments in investing activities.
Note 3. Net Income Per Share:
          Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2008	2007	2008	2007
Basic	78,077	87,063	79,334	88,538
Assumed conversion under stock plan	982	993	963	1,074

Diluted	79,059	88,056	80,297	89,612

          Stock options to purchase 511,000 and 462,000 shares were outstanding for the third quarter and the first nine months of 2008, respectively, and 252,000 and 171,000 for the third quarter and first nine months of 2007, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
Note 4. Restructuring and Other Charges:
          In the first quarter 2008, as part of our business transformation initiative to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service center. These actions resulted in the elimination of 127 positions, primarily in finance functions around the world. As a result of these actions, we recognized pre-tax charges of $6.8 million for the nine months ended September 30, 2008 related to employee separation costs.
          Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee-
Related
Balance December 31, 2007	$2.6
Additional charges	6.8
Cash and other costs	(1.6)

Balance September 30, 2008	$7.8

     The balance of the employee-related liabilities is expected to be utilized by the end of 2009 as obligations are satisfied. During the third quarter 2008, we incurred approximately $2 million related to the implementation of our global shared service center. This cost was included in selling and administrative expenses for the period.
Note 5. Goodwill and Other Intangible Assets, Net:
          Goodwill by operating segment at September 30, 2008 and December 31, 2007 is as follows:

(DOLLARS IN THOUSANDS)	Amount

Flavors	$319,479
Fragrances	346,103

Total	$665,582

          Trademark and other intangible assets consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2008	2007
Gross carrying value	$165,406	$165,406
Accumulated amortization	102,767	98,152

Total	$62,639	$67,254

          Amortization expense for the nine months ended September 30, 2008 was $4.6 million, compared to $10.7 million for the nine months ended September 30, 2007; annual amortization is estimated to be $6 million in 2008 and $6 million in each year from 2009 through 2012.

Note 6. Comprehensive Income:
          Changes in the Accumulated other comprehensive income component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postemployment
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	844	(1,020)	9,816	9,640

Balance September 30, 2008	$(32,146)	$(2,863)	$(99,698)	$(134,707)

		Accumulated (losses)	Pension and
		gains on derivatives	postemployment
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2006	$(31,854)	$(2,465)	$(162,553)	$(196,872)
Change	4,043	1,033	20,725	25,801

Balance September 30, 2007	$(27,811)	$(1,432)	$(141,828)	$(171,071)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2008	December 31, 2007
Bank borrowings and overdrafts			$8,631	$35,671
Current portion of long-term debt	3.45%		50,000	116,802

Total current debt			58,631	152,473

Senior notes — 2007	6.38%	2017-27	500,000	500,000
Senior notes — 2006	5.94%	2011-16	325,000	375,000
Bank borrowings	3.87%	Various	143,966	169,057
Japanese Yen notes	2.45%	2010-11	145,013	15,927
Other			25	33
Deferred realized gains on interest rate swaps			17,414	151

Total long-term debt			1,131,418	1,060,168

Total debt			$1,190,049	$1,212,641

     As of September 30, 2008, ¥13.3 billion of Japanese Yen notes (approximately $128 million) that mature November 2008 were classified as long-term debt as we expect them to remain outstanding for longer than the next twelve months. We have a commitment in place to refinance these notes through a direct multi-year loan with one of our banking group partners.
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
     Determination of Fair Value
     When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $58 million at September 30, 2008.
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
Note 9. Income Taxes:
          As of September 30, 2008, we had $79 million of gross unrecognized tax benefits recorded in other liabilities, $78 million of which, if recognized, would be recorded as a component of income tax expense and affect the effective tax rate.
          We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2008, we had accrued $11 million of interest and penalties.
          We conduct business globally and remain open to examination in several tax jurisdictions for various years from 2000 to 2007. We are under examination in several significant tax jurisdictions for various years from 2001 to 2007. As a result of the expiration of various statutes of limitation and the completion of examinations during the next twelve months, it is possible that a decrease in certain unrecognized tax benefits may occur, approximating $25 — $30 million.
          The effective tax rate for the three and nine months ended September 30, 2008 was 27.5% and 25.3% compared with 27.0% and 24.5% in the three and nine months ended September 30, 2007. The nine month periods in 2008 and 2007 benefited from favorable tax rulings with respect to prior periods of $6.0 million and $10.0 million, respectively, which had the effect of reducing the effective tax rate by 2.3% and 3.9%, respectively. Excluding these benefits, the lower effective tax rate in 2008 resulted from a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.
Note 10. Equity Compensation Plans:
          We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards including PRS, restricted stock units (“RSUs”), stock settled appreciation rights (“SSARs”) or stock options to purchase our common stock.
          We offer a Long Term Incentive Plan (“LTIP”) for executive officers and other IFF executives. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors at the start of each cycle. Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion will be determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with IFF during the cycle to receive the award.
          Principal assumptions used in applying the Binomial model for options and SSAR’s granted during the nine months ended September 30, 2008 and September 30, 2007 were as follows:

	2008	2007

Weighted average fair value of options and SSAR’s granted during the period	$9.93	$11.50
Assumptions:
Risk-free interest rate	3.2%	5.0%
Expected volatility	25.7%	21.8%
Expected dividend yield	2.2%	1.6%
Expected life, in years	5	5
Termination rate	0.46%	0.40%
Exercise multiple	1.52	1.35
          Stock option and SSAR activity for the nine months ended September 30, 2008 was as follows:

	Shares Subject	Weighted
	to	Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSAR’s	Exercise Price
Balance at December 31, 2007	2,491	$35.66
Exercised	(46)	$31.28
Cancelled	(3)	$36.35

Balance at March 31, 2008	2,442	$35.74
Granted	299	$42.19
Exercised	(11)	$30.41
Cancelled	(124)	$46.12

Balance at June 30, 2008	2,606	$36.00
Exercised	(68)	$31.99
Cancelled	(34)	$47.69

Balance at September 30, 2008	2,504	$35.94

          Restricted stock and RSU activity for the nine months ended September 30, 2008 was as follows:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
(SHARE AMOUNTS IN THOUSANDS)	Shares	Share
Balance at December 31, 2007	1,290	$34.16
Vested	(272)	$41.82
Cancelled	(4)	$39.99

Balance at March 31, 2008	1,014	$32.65
Granted	441	$35.86
Vested	(6)	$33.18
Cancelled	(19)	$39.49

Balance at June 30, 2008	1,430	$33.62
Vested	(1)	$35.21
Cancelled	(8)	$37.69

Balance at September 30, 2008	1,421	$35.06

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007
Restricted stock and RSU’s	$3,896	$4,241	$11,366	$10,682
Stock options and SSAR’s	759	821	2,187	2,628

Total equity compensation expense	$4,655	$5,062	$13,553	$13,310

Tax related benefits of $1.6 million and $4.8 million were recognized for the third quarter and first nine months of 2008, respectively, and $1.6 million and $4.2 million for the third quarter and first nine months of 2007, respectively.
Note 11. Segment Information:
          We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2007 Form 10-K.
          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. In addition, in the three months ended September 30, 2008, Global expenses include approximately $2 million of implementation costs related to the global shared service project. The first nine months of 2008 also includes approximately $3 million for employee separation costs and $3 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. In the three and nine months of 2007, Global expenses include a pension curtailment charge of $6 million. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.
          Our reportable segment information was as follows:

	Three Months Ended September 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$278,236	$339,302	—	$617,538

Operating profit	$51,570	$54,862	$(5,824)	100,608

Interest expense				(18,037)
Other income (expense), net				(3,005)

Income before taxes on income				$79,566

	Three Months Ended September 30, 2007
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$256,423	$326,890	—	$583,313

Operating profit	$48,111	$55,779	$(13,447)	$90,443

Interest expense				(8,596)
Other income (expense), net				(1,239)

Income before taxes on income				$80,608

	Nine Months Ended September 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$841,837	$1,008,432	$—	$1,850,269

Operating profit	$165,359	$158,097	$(25,670)	297,786

Interest expense				(54,801)
Other income (expense), net				(1,192)

Income before taxes on income				$241,793

	Nine Months Ended September 30, 2007
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$752,406	$970,734	$—	$1,723,140

Operating profit	$145,505	$172,920	$(30,177)	288,248

Interest expense				(25,306)
Other income (expense), net				1,747

Income before taxes on income				$264,689

Segment assets were $1,005 million for Flavors and $1,302 million for Fragrances at December 31, 2007. Global segment assets were $420 million at December 31, 2007. There were no significant changes in segment assets from December 31, 2007 to September 30, 2008.
Note 12. Retirement Benefits:
          Pension expense included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007
Service cost for benefits earned	$1,187	$2,726	$3,560	$7,734
Interest cost on projected benefit obligation	5,942	6,592	17,828	17,966
Expected return on plan assets	(6,236)	(6,355)	(18,706)	(18,199)
Curtailment loss	—	5,943	—	5,943
Net amortization and deferrals	1,417	1,841	4,250	4,943

Defined benefit plans	2,310	10,747	6,932	18,387
Defined contribution and other retirement plans	2,484	1,359	6,823	4,021

Total pension expense	$4,794	$12,106	$13,755	$22,408

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007
Service cost for benefits earned	$2,609	$2,617	$7,826	$7,851
Interest cost on projected benefit obligation	9,316	8,173	27,949	24,519
Expected return on plan assets	(13,075)	(12,124)	(39,224)	(36,372)
Net amortization and deferrals	790	1,395	2,369	4,185

Defined benefit plans	(360)	61	(1,080)	183
Defined contribution and other retirement plans	1,266	1,074	3,555	3,012

Total pension expense	$906	$1,135	$2,475	$3,195

          In 2008, we expect to contribute $6 million and $16 million to our U.S. pension plans and non-U.S. pension plans, respectively. In the three and nine months ended September 30, 2008, we contributed $5 million to our qualified U.S. plan. In the three and nine months ended September 30, 2008, $1 million and $3 million, respectively, of contributions were made to our non-qualified U.S. plan, and $3 million and $15 million, respectively, of contributions were made to the non-U.S. plans.

          Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007
Service cost for benefits earned	$605	$439	$1,947	$1,971
Interest on benefit obligation	1,661	1,318	4,745	4,402
Net amortization and deferrals	58	(181)	(248)	(255)

Total postretirement benefit expense	$2,324	$1,576	$6,444	$6,118

          We expect to contribute $4 million to our postretirement benefit plans in 2008. In the three and nine months ended September 30, 2008, $1 million and $3 million of contributions were made, respectively.
          The global credit crisis has significantly increased volatility in the financial markets. The financial returns of our investment trusts during the third quarter and nine months of 2008 have been in-line with the markets by asset class. We had little exposure to financial equities and had no direct investments in sub-prime related assets. We are reviewing the impacts of recent market declines on our overall funding position as well as the timing and level of contributions. We expect to complete our assessment during the fourth quarter.
Note 13. Financial Instruments:
          In April 2008, we entered into a $250 million interest rate swap agreement effectively converting the fixed rate on our long-term U.S. dollar borrowings to a variable short-term rate based on USD LIBOR rate plus markup. This swap is designated as a qualified fair value hedge. As of September 30, 2008, we had a swap liability of $1.9 million associated with this interest rate swap included in Other liabilities. In October 2008, the company liquidated this position at no cost reflecting the current spreads between variable rate debt and the fixed rate on the original borrowings.
Note 14. Commitments and Contingencies:
          We are party to a number of lawsuits and claims related primarily to flavoring supplied by us to manufacturers of butter flavor popcorn. At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under our insurance policies, and the advice of our outside legal counsel with respect to all of these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect that the outcome of the above cases, singly or in the aggregate, will have a material adverse effect on our financial condition, results of operation or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.
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
          Changing social habits resulting from such factors as increases in disposable income, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-fat and organic food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.
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
          The flavor and fragrance industry can be impacted by macroeconomic factors in all product categories and geographic regions. Such factors may include the effect of currency on the price of raw materials, operating costs, and the translation of reported results. In addition, IFF is susceptible to pricing pressures due to customers’ cost improvement programs. However, these pricing pressures can often be mitigated through a combination of internal cost containment efforts and the development of innovative and streamlined solutions and processes.
          IFF’s success in the flavor and fragrance industry is driven by our ability to create unique sensory experiences that meet evolving consumer needs and expectations. These solutions are delivered in a cost-efficient manner in conjunction with world-class customer service.
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
          People
          As a leading creator of flavors and fragrances, our ability to succeed is highly dependent on our greatest asset — our people. We continue to invest considerable time and resources in developing our leaders to build IFF for the long-term.
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
Operations
Third Quarter 2008
          Third quarter 2008 sales totaled $618 million, increasing 6% over the prior year quarter; flavor and fragrance sales increased 9% and 4%, respectively, over the prior year period. Reported sales for the 2008 quarter benefited from the weaker U.S. dollar, mainly against the Euro; at comparable exchange rates, sales would have increased 2% in comparison to the 2007 quarter. Flavor sales increased based on new wins and price increases across all regions. The strongest performance was in Latin America with 19% growth, while EAME (Europe, Africa and Middle East) reflected growth of 12%, including a 9% favorable foreign exchange impact. North America sales were flat during the quarter as new wins and price increases were offset by weaker demand, notably during September. Excluding the impact of currencies, sales growth for the Flavors business was 5%.
          Fragrance sales increased 4% including a 4% benefit from foreign exchange rates. Fine & Beauty Care sales realized growth in all regions except North America. Although North American Fine & Beauty sales were down 14% for the quarter, there was continued improvement versus the first and second quarters that saw declines of 30% and 15%, respectively. Functional sales improved in North America and Greater Asia due to new wins in the fabric care and personal wash categories. Sales in EAME and Latin America had negative growth due to erosion in strategic customer accounts. Ingredients sales grew by 5% led by a 23% increase in Latin America.
          Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Third Quarter 2008 vs Third Quarter 2007
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	-14%	7%	7%	-2%	0%	-1%

EAME (1)	Reported	10%	9%	0%	7%	12%	9%
	Local Currency	1%	-1%	-8%	-2%	3%	0%

Latin America	Reported	6%	-7%	23%	1%	19%	7%

Greater Asia	Reported	16%	4%	7%	7%	10%	9%
	Local Currency	14%	4%	3%	6%	6%	6%

Total	Reported	3%	4%	5%	4%	9%	6%
	Local Currency	-1%	0%	0%	0%	5%	2%

(1)	Europe, Africa and Middle East
•	North America Flavor sales were unchanged with the prior year period. Weak demand, notably during September, was offset by new product introductions of $8 million and price increases. Weak economic conditions led to volume declines in fine fragrance compounds, while new product introductions drove the increase in functional compounds. Ingredient sales growth was driven by price increases partially offset by volume declines.

•	EAME new product introductions were offset by volume declines for fragrance compounds. Ingredients volume declines more than offset price increases. Flavors sales growth was driven by new product introductions of $4 million.

•	Latin America fine fragrance growth was driven by new product introductions of $2 million. Functional fragrance new product introductions were more than offset by volume decreases. Flavors sales were strong throughout the region, driven mainly by new product introductions of $4 million. Ingredients sales benefited from gains in market share.

•	Greater Asia sales growth was driven by $4 million of new product introductions in flavors augmented by price increases. Fragrance compound performance was primarily volume related.

     Consolidated Operating Results
          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Third Quarter
	2008	2007
Cost of goods sold	60.0%	58.1%
Research and development expenses	8.4%	8.5%
Selling and administrative expenses	15.0%	16.2%
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
          Cost of goods sold, as a percentage of sales, was 60.0% compared with 58.1% in 2007. This increase was mainly the result of higher input costs that could only be partially offset by cost recovery initiatives, and product mix, primarily in fragrance and flavor compounds.
          Research and development expense, as a percentage of sales, was essentially unchanged versus prior year.
          Selling and administrative expenses, as a percentage of sales, decreased to 15.0% as compared to 16.2% in third quarter 2007, largely driven by lower incentive compensation expense partially offset by $2 million related to the implementation of our global shared service center.
          Interest Expense
          In the third quarter 2008, interest expense totaled $18 million as compared to $9 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities as well as higher EURIBOR interest rates applicable to our interest rate swaps. Average cost of debt was 6.1% for 2008 compared to 4.4% in 2007.
          Other (Income) Expense, Net
          Other expense in 2008 of $3 million as compared to other expense of $1 million in 2007 was mainly due to higher losses from foreign exchange transactions.
          Income Taxes
          The effective tax rate was 27.5% which was comparable to a rate of 27.0% in the prior year quarter.
          Operating Results by Business Unit
          We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes. See Note 11 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
          Flavors
          In the third quarter 2008, Flavors operating profit totaled $52 million, or 18.5%, as a percentage of sales, compared to $48 million or 18.8% in 2007. The decline in profitability as a percentage of sales was primarily the result of product mix and increases in raw material, freight and energy costs partially offset by lower incentive compensation expense.
          Fragrances
          Fragrance operating profit for the third quarter of 2008 was $55 million, or 16.2%, as a percentage of sales, compared to $56 million or 17.1% reported in 2007. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America. Even with obtaining substantial price increases in the quarter, material costs continue to pressure our margins. Increases in research and development expenses, reflecting our continued investment in creative resources, were partially offset by lower incentive compensation expense.

          Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2008, Global expenses for the third quarter were $6 million including $2 million related to the implementation of the global shared service center. The third quarter 2007 Global expenses of $13 million included $6 million of a curtailment loss related to changes to the U.S. defined benefit pension plan.
First Nine Months 2008
          Sales for the first nine months of 2008 totaled $1,850 million, increasing 7% over the prior year period; flavor and fragrance sales increased 12% and 4%, respectively, over the prior year period. Reported sales for 2008 benefited from the weaker U.S. dollar, mainly against the Euro; at comparable exchange rates, sales would have increased 2% in comparison to 2007. Flavor sales increased based on new wins across all regions, led by a 29% increase in Latin America. Excluding the impact of currencies, sales growth for the Flavors business was 7%.
          Fragrance sales increased 4%. Excluding the impact of currencies, Fragrance sales declined 1% as strong growth in Greater Asia was offset by weakness in the U.S. market. New product introductions of fragrance compounds were offset by volume declines primarily in the U.S. and EAME. Ingredient sales benefited from price increases partially offset by volume declines as part of a product rationalization initiative and weaker economies in the U.S. and EAME.
          Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Nine Months 2008 vs Nine Months 2007
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	-19%	-11%	-2%	-12%	1%	-6%

EAME	Reported	7%	14%	9%	10%	12%	11%
	Local Currency	-3%	3%	-2%	-1%	2%	0%

Latin America	Reported	10%	0%	18%	5%	29%	13%

Greater Asia	Reported	21%	13%	14%	15%	17%	16%
	Local Currency	18%	12%	10%	13%	11%	12%

Total	Reported	1%	5%	7%	4%	12%	7%
	Local Currency	-4%	0%	1%	-1%	7%	2%
•	North America flavors new product introductions of $19 million and some benefit from price increases were largely offset by volume declines. Weak economic conditions and significant slowdown in customer order activity led to volume declines in fine and functional fragrance compounds and ingredients.

•	Flavors sales in EAME were up as new product introductions of $17 million were partially offset by volume declines. Fine and functional fragrance new product introductions of $18 million and $13 million were offset by volume declines. Price increases in ingredients were offset by volume declines.

•	Latin America fragrance sales growth was driven by new product introductions of $8 million. Functional fragrance new product introductions of $9 million were offset by volume decreases. Flavors sales were strong throughout the region, driven mainly by new product introductions of $20 million. Ingredients sales benefited from higher volumes coupled with price increases.

•	Greater Asia sales growth in Flavors was driven by new product introductions of $11 million plus volume increases. Fragrance sales benefited from volume increases across all categories and functional new product introductions of $7 million.

     Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Nine Months
	2008	2007
Cost of goods sold	59.1%	57.8%
Research and development expenses	8.7%	8.4%
Selling, general and administrative expenses	15.5%	16.1%
          Cost of goods sold, as a percentage of sales, was 59.1% compared with 57.8% in 2007. This increase was mainly the result of higher input costs, lower absorption of manufacturing expenses most notably in North America fragrance compounds. Product mix, notably lower sales of fine and beauty care compounds, also impacted margins.
          Research and development expense, as a percentage of sales, was 8.7%, higher than the 8.4% in the prior year period, which reflects increasing investments in customer applications.
          Selling and administrative expenses, as a percentage of sales, were 15.5% in the current period compared to 16.1% in the prior year period. The 2008 results included the benefit of a $2.6 million insurance recovery related to a 2005 product contamination matter offset by $3.4 million of employee separation costs. The decline in selling and administrative expenses, as a percentage of sales, is mainly attributable to lower incentive compensation. This was partially offset by $2 million related to the implementation of our global shared service center.
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
          Positions eliminated and charges by business segment in 2008 are detailed in the table below; there were no such actions undertaken in 2007.

	Restructuring	Positions
	Charges	Eliminated
(Dollars in Thousands)	2008	2008

Flavors	$925	17
Fragrances	2,480	19
Global	3,455	91

Total	$6,860	127

          Interest Expense
          In the first nine months of 2008, interest expense totaled $55 million compared to $25 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities as well as higher EURIBOR interest rates applicable to our interest rate swaps. Average cost of debt was 6.0% for 2008 compared to 4.3% in 2007.

          Other (Income) Expense, Net
          Other expense in 2008 of $1 million was mainly losses from foreign exchange transactions partially offset by interest income. In 2007, other income included a $5 million pre-tax gain on the sale of land.
          Income Taxes
          The effective tax rate was 25.3% as compared to a rate of 24.5% in the prior year period. Both the 2008 and 2007 periods benefited from favorable tax rulings with respect to prior periods; excluding the benefit of these rulings of $6.0 million and $10.0 million, respectively, the effective tax rates would have been 27.6% and 28.4%. The lower effective tax rate in 2008 was primarily from a greater percentage of consolidated pre-tax earnings in lower tax jurisdictions.
          Operating Results by Business Unit
          We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes. See Note 11 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
          Flavors
          In the first nine months of 2008, Flavors operating profit totaled $165 million, or 19.6%, as a percentage of sales, compared to $146 million or 19.3% in 2007. This profitability improvement was driven primarily by strong sales growth augmented by lower incentive compensation expense. The 2008 amount includes $.9 million of restructuring expenses.
          Fragrances
          Fragrance operating profit for the first nine months of 2008 was $158 million, or 15.7%, as a percentage of sales, declining from $173 million or 17.8% reported in 2007. The 2008 amount includes $2 million of restructuring expenses. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales, partially offset by lower incentive compensation expense.
          Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit as well as a benefit from insurance recovery, restructuring charges, employee separation costs and implementation costs in 2008. In 2008, Global expenses were $26 million as compared to $30 million in 2007. In 2008, Global expenses included approximately $3 million of restructuring charges, $3 million of employee separation costs and $2 million of implementation costs related to our global shared service center, partially offset by a $3 million insurance recovery related to a 2005 product contamination. Global expenses in 2007 included a $6 million curtailment loss related to changes to the U.S. defined benefit pension plan.
Financial Condition
          Cash and cash equivalents totaled $109 million at September 30, 2008 compared to $62 million at September 30, 2007. Working capital of $819 million at September 30, 2008 increased as compared to the $652 million at December 31, 2007 driven by increases in accounts receivable and inventory and decreases in short-term borrowings and accounts payable. Additions to property, plant and equipment for the nine-month period ended September 30, 2008 totaled $49 million. Gross additions to property, plant and equipment are expected to approximate $80 million for the full year 2008.
          Operating cash flows in 2008 were $136 million, compared to $192 million in the prior year period. Operating cash flows in 2008 benefited from receipt of $18 million on termination of an interest rate swap, which has been deferred and will be amortized as a reduction to interest expense over the remaining term of the related debt. The decline in operating cash flow is attributable to increased working capital, and higher interest payments principally related to $500 million of Senior Unsecured Notes we issued to repurchase stock as described below.
          At September 30, 2008, we had $1,190 million of debt outstanding comparable to the $1,187 million outstanding at September 30, 2007. In November 2008, ¥13.3 billion (approximately $128 million) of our Japanese Yen borrowings will mature and are expected to be replaced with a bank loan. This debt is classified as long-term borrowings on our Consolidated Balance Sheet at September 30, 2008 as we have a commitment for a multi-year bank loan.

          In October 2008, we closed out the fixed to variable interest rate swap on U.S. denominated debt as well as the $250 million USD Libor to EURIBOR interest rate swap at no cost.
          On October 2, 2008, we paid a quarterly cash dividend of $.25 per share to shareholders, a 9% increase from the prior quarter dividend payment. In April 2008 and July 2008 we paid a quarterly cash dividend of $.23 per share to shareholders.
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
          In the quarter ended September 30, 2008, we did not purchase any shares on the open market; through the first nine months of 2008, we repurchased .7 million shares at a cost of $30 million on the open market. In the quarter ended September 30, 2007, we repurchased approximately 1 million shares at a cost of $46 million. Through the first nine months of 2007, we repurchased 2.6 million shares in the open market at a cost of $127 million.
          The recent turmoil in the global credit markets is not expected to have a significant impact on our liquidity. We continue to generate strong operating cash flows and our revolving credit facility remains in place. As of September 30, 2008 the drawdown capacity on the multi-year revolver is approximately $430 million. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, especially given the current disruption in global economic conditions, including economic and recessionary pressures; energy and commodity prices; decline in consumer confidence and spending; significant fluctuations in the value of the U.S. dollar; population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions; rising interest rates; continued volatility and deterioration of the capital and credit markets, including continued disruption in the commercial paper market, and any adverse impact on our cost of and access to capital and credit; fluctuations in the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact on cash and the impact of increased borrowings related to the July 2007 share repurchase program; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.
Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.
Non-GAAP Financial Measures
          Among the items in GAAP earnings but excluded for purposes of determining adjusted earnings are: benefits of tax rulings relating to prior years; employee separation and restructuring charges, the benefit of an insurance recovery, costs for the implementation of the global shared services plan in 2008 and the gain on the sale of land, a curtailment charge resulting from changes made to our U.S. defined benefit pension plan in 2007. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges, employee separation costs and implementation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          There are no material changes in market risk from the information provided in the Company’s 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
          Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
          Our Chief Executive Officer and Interim Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          The following should be considered in addition to the risk factors discussed under Part I, Item 1A in our Form 10-K for fiscal year ended December 31, 2007:
The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.
The current volatility and disruption to the capital and credit markets has reached unprecedented levels and has significantly adversely impacted global economic conditions, resulting in additional significant recessionary pressures and further declines in consumer confidence and economic growth. These conditions have and could further lead to reduced consumer spending in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and in the commercial paper market, both of which are sources of credit for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Based on our latest discussions, we believe that the financial institutions syndicated under our revolving credit facility would be able to fulfill their commitments as of our filing date. It is difficult to predict how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our products or business may be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.
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
          Nineteen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.
          In May 2004, the Company and another flavor supplier were named defendants, and subsequently a number of third party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 5 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In July 2005, the Company and 11 other flavor and chemical suppliers were named defendants in a lawsuit by 1 former worker and spouse of Brach’s Confections, Inc. in an action brought in the Circuit Court of Cook County, Illinois. Brach’s has been added as a third party defendant (Campbell case). This case has been settled. In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company, 15 other flavor and chemical suppliers, a trade association and a third party defendant company were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). In January 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by approximately 140 current and former employees (including spouses) of two separate Marion, Ohio factories (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 35 current and former employees (including spouses) of a Marion, Ohio facility (Arnold case). In May 2007, the Company and 13 other companies were named defendants in a lawsuit filed in Circuit Court of Cook County, Illinois by 5 former employees of Brach’s Confections, Inc. in Chicago, Illinois (Williams case). This case has been settled. In June 2007, the Company and 22 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by 7 former employees of a McBride, Missouri facility (Geile case). This case has been settled. In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 74 current and former workers (including spouses) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 7 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case). In October 2007, the Company and 23 other companies were named defendants in a lawsuit in the Missouri Circuit Court, 32nd Judicial Circuit by the widow and daughter of a former worker at a McBride, Missouri facility (Wibbenmeyer case). This case has been settled. In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 13 current and former employees and 3 spouses of such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 14 current and former employees and 6 spouses of such employees of the same plant (Brown case). In April 2008, the Company and 7 other flavor suppliers, a trade association and a trade association management company were named defendants in a lawsuit in the Circuit Court for Milwaukee County, Wisconsin by one former employee of a Company facility and his spouse (Smead case). In May 2008, the Company and 6 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 7 other flavor and material suppliers were named defendants in a lawsuit by 27 plaintiffs (including spouses) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company and 4 other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse (Newkirk case). In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County (Meredith case). In September 2008, the Company, another flavor company and a microwave popcorn manufacturer were named defendants in a lawsuit by 1 plaintiff and her spouse in the Missouri Circuit Court of Jasper County (McNary case). In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by 1 plaintiff and her spouse in the Circuit Court of Jackson County, Missouri (Khouri case).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
(c) Issuer Purchases of Equity Securities

          The following table presents the approximate dollar value of shares that still could have been purchased for the quarter ended September 30, 2008 as part of a publicly announced repurchase program. There were no shares repurchased during the third quarter of 2008:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that may yet be
	Total Number of	Average Price Paid	Part of Publicly	purchased under the
	Shares Purchased	per Share	Announced Program	Program (1)
July 1 — 30, 2008				$268,732,316
August 1 — 31, 2008				$268,732,316
September 1 — 30, 2008				$268,732,316
Total shares purchased

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” reflects our $750 million share repurchase program less the $450 million purchased under the ASR program and any open market purchases made under the program. As described above the repurchase program is also subject to a 15% limitation, under which we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.
Item 6. Exhibits
3.1	By-laws of International Flavors & Fragrances Inc., as amended by the amendment effective as of July 22, 2008, incorporated by reference to the Company’s Report on Form 8-K dated July 28, 2008, and as further amended and restated effective as of October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 16, 2008.

10.1	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.2	Separation Agreement dated as of July 22, 2008 between Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 28, 2008.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. O’Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Richard A. O’Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
Dated: October 29, 2008	By:	/s/ RICHARD A. O’LEARY
Richard A. O’Leary, Vice President, Corporate Development
and Interim Chief Financial Officer

Dated: October 29, 2008	By:	/s/ DENNIS M. MEANY
Dennis M. Meany, Senior Vice President,
General Counsel and Secretary

EXHIBIT INDEX

Number	Description

3.1	By-laws of International Flavors & Fragrances Inc., as amended by the amendment effective as of July 22, 2008, incorporated by reference to the Company’s Report on Form 8-K dated July 28, 2008, and as further amended and restated effective as of October 1, 2008, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated September 16, 2008.

10.1	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated July 28, 2008.

10.2	Separation Agreement dated as of July 22, 2008 between Douglas J. Wetmore, Senior Vice President and Chief Financial Officer of the Company, and the Company, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated July 28, 2008.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. O’Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Richard A. O’Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.