Form 10-K
period 2008-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2009-02-26
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4858
INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-1432060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 WEST 57TH STREET, NEW YORK, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 765-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value 12 1/2¢ per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2008 was $3,068,755,579.

As of February 9, 2009, there were 78,695,619 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2009 Annual Meeting (the “IFF 2009 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I

ITEM 1.	BUSINESS.

International Flavors & Fragrances Inc., incorporated in New York in 1909, and its subsidiaries (the “Registrant”, “IFF”, “we”, “us”, and “our”), is a leading creator and manufacturer of flavor and fragrance products used by other manufacturers to impart or improve flavor or fragrance in a wide variety of consumer products. Fragrance products are sold principally to manufacturers of perfumes, cosmetics, personal care products, hair care products, deodorants, soaps, detergents, fabric care and air care products; our flavor products are sold principally to manufacturers of prepared foods, beverages, pharmaceuticals, dairy and confectionery products as well as the food service industry.

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

MARKETS

Our flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of our largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2008, 2007 and 2006, sales of flavor products accounted for 46%, 44% and 43%, respectively, of our total sales.

Our fragrance products are used by customers in the manufacture of various consumer goods in the home and personal care markets. The home market consists of laundry detergents, fabric care, candles, air fresheners and all-purpose cleaners. The personal care market consists of perfumes, colognes, after-shave lotions, skin care, lipsticks, deodorants and hair preparations. Most of the major global and regional manufacturers in each of these categories are our customers. Five of the largest global companies are among our principal customers. In the three years ended December 31, 2008, 2007 and 2006, sales of fragrance products accounted for 54%, 56% and 57%, respectively, of our total sales.

See Note 12, Segment Information, for information concerning the two business segments, Flavors and Fragrances, and our geographic regions, which is incorporated by reference.

PRODUCTS

Our principal fragrance and flavor products consist of compounds of large numbers of ingredients blended in proprietary formulas created by our perfumers and flavorists. Most of these compounds contribute the total fragrance or flavor to the consumer products in which they are used. This fragrance or flavor characteristic is often a major factor in the consumer selection and acceptance of the consumer end product. A smaller number of compounds are sold to manufacturers who further blend them to achieve the finished fragrance or flavor in their products. We produce thousands of compounds, and new compounds are constantly being created in order to meet the many and changing characteristics of our customers’ end products. Most of the fragrance and flavor compounds are created and produced for the exclusive use of particular customers. Our products are sold in powder and liquid forms and in amounts ranging from a few pounds to many tons, depending upon the nature of the product.

The ingredients that we use in our compounds are both synthetic and natural. We manufacture a substantial portion of the synthetic ingredients. While a majority of our synthetic ingredients production is used in our compounds, a substantial portion is also sold to others. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.

MARKET DEVELOPMENTS

The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, dual-earner households, teenage population, leisure time, urbanization, health and wellness concerns, including increased demand for nature based products and by the continued growth of emerging markets. In the fragrance field, these developments have expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men’s toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics have stimulated the demand for products such as convenience foods, soft drinks and low-fat and organic food products that must conform to expected tastes. New and improved methods of packaging, applying and dispensing have been developed for many consumer products that utilize some of our flavor or fragrance products. These developments have called for the creation of new compounds and ingredients compatible with the newly introduced materials and methods of application.

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

Scientists from various disciplines work in project teams with the perfumers and flavorists to develop flavor and fragrance products with consumer preferred performance characteristics. Scientific expertise includes: natural products research, plant science, organic chemistry, analytical chemistry, biochemistry, microbiology, process engineering, food science, material science and sensory science. Analytical and sensory science is applied to understand the complex interactions of the many ingredients in a consumer product in order to optimize the flavor or fragrance performance at all points of use. Material science technology is applied to create controlled release and delivery systems to enhance flavor and fragrance performance in consumer products. An important contribution to the creation of new flavors and fragrances is the discovery and development of new ingredients having improved fragrance or flavor value. The ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. The new molecules that meet rigorous requirements for commercial development are subsequently transferred to manufacturing operations for production.

Creative and technical product development is conducted in 32 fragrance and flavor laboratories in 24 countries. We maintain a research and development center at Union Beach, New Jersey. We spent $213 million in 2008, $199 million in 2007 and $186 million in 2006 on our research and development activities or about 9% of our revenues each year. We expect these expenditures to remain at approximately 9% of our revenues in 2009. Of the amount expended in 2008 on such activities, 64% was for fragrances and the balance was for flavors. We employed 1,146 persons in 2008 and 1,132 persons in 2007 in such activities.

Our business is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

Distribution for both the flavors and fragrances business units is similar in that most of our sales are through our own sales force. The flavors business operates from two sales offices in the United States and 37 sales offices in 29 foreign countries, while the fragrances business operates from two sales offices in the United States and 35 sales offices in 28 foreign countries. Sales in additional countries are made through agents and distributors. For the year ended December 31, 2008, 38% of our sales were to customers in Europe, Africa and Middle East (“EAME”), 25% in North America, 23% in Greater Asia and 14% in Latin America.

During 2008, our 30 largest customers accounted for 56% of our sales. Sales to one customer accounted for 11% of our sales in 2008 and 2007. These sales were largely in the fragrance business unit. No single customer accounted for more than 10% of our sales in 2006.

GOVERNMENTAL REGULATION

The manufacture and sale of our products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. In particular, the European Union will require extensive chemical registration and testing over the next 10 years. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2009, we expect to spend approximately $5 — 7 million on capital projects and approximately $20 million in operating expenses and governmental charges for the purpose of complying with such requirements.

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

COMPETITION

We have more than 50 competitors in the world markets. IFF is one of the top four companies, which together represent 70% of the flavors and fragrances industry. While no single factor is responsible, our competitive position is based principally on the creative skills of our perfumers and flavorists, the technological advances resulting from our research and development activities, the quality of our customer service, the support provided by our marketing and application groups, and our understanding of consumers. We believe that we are one of the largest companies producing and marketing, on an international basis, a wide range of fragrance and flavor products for sale to manufacturers of consumer products. In particular countries and localities, we face competition from numerous companies specializing in certain product lines, among which are some companies larger than us and some more important in a particular product line or lines. Most of our customers do not buy all of their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by us or others.

EMPLOYEE RELATIONS

At December 31, 2008, we employed approximately 5,300 persons, of whom approximately 1,400 were employed in the United States. We have not experienced a work stoppage or strike and consider our employee relations to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT:

			Year
			First
			Became
Name	Office and Other Business Experience(1)	Age	Officer

Robert M. Amen	Chairman of the Board and Chief Executive Officer since July 2006; President, International Paper prior thereto.	59	2006
Nicolas Mirzayantz	Group President, Fragrances since January 2007; Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America Region from April, 2005 to December 2006; Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to March 2005; Vice President, Global Business Development, Fine Fragrance and Toiletries prior thereto.	46	2002
Hernan Vaisman	Group President, Flavors since January 2007; Vice President, Latin America Region from October 2004 to December 2006; Regional Finance Director, Latin America Region, prior thereto.	50	2004
Beth Ford	Executive Vice President, Supply Chain since October 2008; Executive Vice President and Chief Operating Officer, Hachette Book Group from September 2007 to September 2008; Senior Vice President, Global Operations and Information Technology, Scholastic, Inc. prior thereto.	44	2008
Steven J. Heaslip	Senior Vice President, Human Resources since December 2002.	51	2001
Dennis M. Meany	Senior Vice President, General Counsel and Secretary since January 2004.	61	2004
Richard A. O’Leary	Interim Chief Financial Officer since July 2008; Vice President, Corporate Development since July 2007; Finance Director, International Paper’s Brazilian affiliate from August 2004 to June 2007; Finance Director, International Paper’s Shorewood Packaging Unit prior thereto.	48	2007
Joseph Faranda	Vice President and Chief Marketing Officer since March 2005; Vice President, Strategic Marketing, The Home Depot, Inc. prior thereto.	55	2005
Kimberly A. Hendricks	Controller since July 2007; Vice President, Finance, JLG Industries, Inc. from January 2006 to February 2007; Vice President, Finance, Bristol-Myers Squibb Company prior thereto.	45	2007

(1)	Employed by us or an affiliated company for the last five years, except as otherwise indicated.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Investor Relations section of our website, www.iff.com, and are available in print to any shareholder who requests copies by contacting Dennis M. Meany, Senior Vice President, General Counsel and Secretary, at our principal executive office set forth above.

ITEM 1A.  RISK FACTORS.

The following are some important factors that could cause the Company’s actual results to differ materially from those referred to or implied in any forward-looking statement. These are in addition to the risks and uncertainties discussed elsewhere in this Annual Report of Form 10-K and in the Company’s other filings with the Securities and Exchange Commission.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The volatility and disruption to the capital and credit markets since mid-2008 has rapidly impacted global economic conditions, resulting in significant recessionary pressures and declines in consumer confidence and economic growth. These conditions have led to economic contractions in the developed economies and reduced growth rates in the emerging markets. Despite fiscal and monetary intervention, it is possible that further declines in consumer spending and global growth rates may occur in the foreseeable future. Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory at our customers, which may adversely affect our industry, business and results of operations. The impact of the credit crisis and economic slowdown will vary by region and country. The diversity of our geographic customer and operating footprint limits our reliance and exposure to any single economy.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and in the commercial paper market, both of which are sources of credit for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Based on our latest discussions, we believe that the financial institutions syndicated under our revolving credit facility are able to fulfill their commitments as of our filing date. It is difficult to predict how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our products or business could be adversely affected. However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations. In addition, we monitor the financial condition of our customers on a regular basis based on public information or data provided directly to us. If the financial condition of one of our major customers was negatively impacted by market conditions or liquidity, we could be adversely impacted in terms of accounts receivable and/or inventory specifically attributable to them.

Failure to maintain the integrity of our raw materials, supply chain and finished goods may adversely impact sales and our results of operations.

The manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are manufactured and sold. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. We use a variety of strategies, methodologies and tools to identify current products standards, assess relative risks in our supply chain that can impact product integrity, monitor internal and external performance, test raw materials and finished goods to minimize the likelihood of product non-compliance. If a non-compliance event went undetected, we could be subject to customer claims, penalties, litigation costs and/or settlements, remediation costs or loss of sales.

Competitive factors may negatively impact our sales and marketability.

The market for flavors and fragrances is fragmented and highly competitive. IFF competes with many companies and some of our competitors specialize in one or more of our product segments while others participate in many of the same segments. In addition, some of our competitors may have greater financial and technical resources. Increased competition by existing or future competitors, including aggressive price competition, could result in the need for us to reduce prices or increase spending and this could have an impact on sales and profitability.

We are subject to economic and social changes which may impact sales.

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits resulting from factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. Changes in any number of external economic factors, or changes in social or consumer preferences, could adversely impact our results of operations. Approximately 60% of our sales occur in the developed markets of North America, Western Europe and Australasia with the remainder in emerging markets. Accordingly, the impact on our operations will depend upon consumer spending on products for which we supply the flavor or fragrance in these global markets.

Results may be negatively impacted by the price, quality and availability of raw materials.

Raw materials are purchased from many sources from all over the world, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits and organic chemicals. Disruptions in the supply or quality of ingredients or rising prices for ingredients purchased could adversely impact our results of operations and profitability. Historically, we have experienced the greatest amount of volatility in natural products that represent approximately 50% of raw material purchases. Availability and pricing of these products can be impacted by crop size and quality, demand balance or alternative land use. To mitigate our sourcing risk, we maintain strategic stock levels covering multiple periods for critical items and/or time purchases to capitalize on favorable market conditions.

Results may be negatively impacted by the inability to implement our business strategy, including the achievement of anticipated cost savings, profitability or growth targets.

We are committed to those particular business strategies and market segments that have been identified as likely to drive profitable future growth and improve operations and customer service. If we are unable to successfully and timely implement these strategies, it would adversely impact our financial condition and results of operations.

Results may be negatively affected by the impact of currency fluctuation or devaluation in principal foreign markets and the effectiveness of hedging and risk management strategies.

Our operations are conducted in many countries, the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates. The exchange rates between these currencies and the U.S. dollar have fluctuated and may continue to do so in the future. We employ a variety of techniques to reduce the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities. However, volatility in currency exchange rates may adversely impact our reported results of operations, financial condition or liquidity.

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

We establish assumptions concerning discount rates and actuarial assumptions regarding pension funding and other postretirement benefit obligations based on current market conditions, plan participants, asset returns, interest rates and other factors. Changes in pension and other postretirement benefits, plan assets, and associated expenses may occur in the future due to changes in capital markets, employee demographics and actuarial assumptions. These changes may adversely impact our financial condition, results of operations or liquidity.

Results may be negatively impacted by the effect of legal and regulatory requirements, as well as restrictions imposed on operations by foreign and domestic governmental entities.

The manufacture and sale of our products are subject to regulation in the United States by the Food and Drug Administration, the Agriculture Department, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. Our foreign operations are subject to similar substantial governmental regulation and oversight standards in a number of countries, including extensive requirements within the European Union. Costs or investments necessary to maintain compliance with existing or future governmental regulations may adversely impact our financial condition, results of operations or liquidity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal properties are as follows:

Location	Operation

United States
Augusta, GA	Production of fragrance ingredients.
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.
Ireland
Drogheda	Production of fragrance compounds.

Location	Operation

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarlo	Production of fragrance ingredients.
Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Fragrance laboratories.
Taubate	Production of flavor compounds and ingredients; flavor laboratories.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
India
Chennai(2)	Production of flavor compounds and ingredients and fragrance compounds; flavor laboratories.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.
China
Guangzhou(4)	Production of flavor and fragrance compounds.
Shanghai(6)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang	Production of fragrance ingredients.
Indonesia
Jakarta(3)	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.
Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.
Singapore
Jurong(6)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

(1)	Leased.

(2)	We have a 93.4% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building is partially leased and partially owned.

(4)	Land is leased and building and machinery and equipment are owned.

(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.

(6)	Building is leased and machinery and equipment are owned.

Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various claims and legal actions in the ordinary course of our business. For purposes of reporting these actions, Bush Boake Allen (“BBA”), a wholly-owned subsidiary of IFF, and/or IFF are referred to as the “Company”.

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

In May 2004, the Company and another flavor supplier were named defendants, and subsequently 14 third and fourth party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case) and another concerning 8 other workers and 5 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company, 15 other flavor and chemical suppliers, a trade association and a third party defendant company were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case).

In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 103 current and former employees (plus 43 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 28 current and former employees (plus 7 spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 55 current and former workers (plus 19 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 7 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case).

In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 12 current and former employees and 4 spouses of such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 14 current and former employees and 6 spouses of such employees of the same plant (Brown case). In April 2008, the Company and 7 other flavor suppliers, a trade association and a trade association management company were named defendants in a lawsuit in the Circuit Court for Milwaukee County, Wisconsin by one former employee of a Company facility and his spouse (Smead case). The Company has been dismissed from this case. In May 2008, the Company and 8 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 8 other flavor and material suppliers were named defendants in a lawsuit by 27 plaintiffs (including spouses) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company, two other flavor companies and 4 other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse (Newkirk case). In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County (Meredith case). In September 2008, the Company, another flavor company and a microwave popcorn manufacturer were named defendants in a lawsuit by 1 plaintiff and her spouse in the Missouri Circuit Court of Jasper County (McNary case). In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by a consumer of microwave popcorn and her spouse in the Circuit Court of Jackson County, Missouri (Khouri case).

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

Over the past approximately 20 years, various federal and state authorities and private parties have claimed that the Company is a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

The Company has been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its liability on a regular basis. The Company accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $5 million.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2008		2007
Quarter	High	Low	High	Low

First	$47.20	$39.48	$50.77	$46.00
Second	46.44	39.06	52.75	47.14
Third	44.47	38.27	53.93	47.45
Fourth	39.33	24.90	54.20	47.32

Approximate Number of Equity Security Holders.

(B)
(A)	Number of Shareholders of Record
Title of Class	as of December 31, 2008

Common stock, par value 12 1/2¢ per share	3,167

Dividends.

Cash dividends declared per share for each quarter ending after January 1, 2007 were as follows:

Quarter	2008	2007

First	$0.23	$0.21
Second	0.23	0.21
Third	0.25	0.23
Fourth	0.25	0.23

Performance graph.

Total Return To Shareholders(1)
(Includes reinvestment of dividends)

	Annual Return Percentage
	Years Ending
Company Name/Index	2004	2005	2006	2007	2008

International Flavors & Fragrances	24.89	-20.21	49.64	-0.36	-36.64
S&P 500 Index	10.88	4.91	15.79	5.49	-37.00
Peer Group	8.71	4.43	18.29	22.26	-16.14

	Indexed Returns
	Years Ending
	Base
	Period
Company Name/Index	2003	2004	2005	2006	2007	2008

International Flavors & Fragrances	$100	$124.89	$99.65	$149.12	$148.58	$94.14
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	108.71	113.52	134.29	164.18	137.68

Peer Group Companies(2)

Alberto Culver Company	Hormel Foods Corp.	Unilever NV
Avon Products	Kellogg Co.	W.M. Wrigley Jr Com.
Campbell Soup Co.	Estee Lauder Companies, Inc.	(included through 2007)
Church & Dwight Inc.	McCormick & Company, Inc.	YUM Brands, Inc.
Clorox Company	McDonald’s Corp.
Coca-Cola Company	Nestle SA
Colgate-Palmolive Co.	Pepsico Inc.
ConAgra Foods, Inc.	Procter & Gamble Co.
General Mills Inc.	Revlon Inc.
H.J. Heinz Co.	Sara Lee Corp.
Hershey Company	Sensient Technologies Corp.

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2003, and that all dividends were reinvested.

(2)	Due to the international scope and breadth of our business, we believe that a Peer Group comprised of international public companies, which are representative of the customer group to which we sell our products is the most appropriate group against which to compare shareholder returns.

Issuer Purchases of Equity Securities.

The following table presents the approximate dollar value of shares that still could have been purchased for the quarter ended December 31, 2008 as part of a publicly announced repurchase program. There were no shares repurchased during the fourth quarter of 2008.

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased as	that may yet be
	of Shares	Average Price	Part of Publicly	purchased under
	Purchased	Paid per Share	Announced Program	the Program(1)

October 1 - 31, 2008				$268,732,316
November 1 - 30, 2008				$268,732,316
December 1 - 31, 2008				$268,732,316
Total shares purchased

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” reflects our $750 million share repurchase program less the $450 million purchased under the previously announced ASR program and any open market purchases made under the program. The July 2007 repurchase program is also subject to a 15% limitation, under which we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

							Net Income Per Share(b)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

First	$596,605	$566,101	$245,482	$236,719	$55,948	$62,689	$0.70	$0.70	$0.69	$0.69
Second	636,126	573,726	263,781	246,058	67,032	78,372	0.84	0.88	0.83	0.87
Third	617,538	583,313	246,739	244,138	57,684	58,844	0.74	0.68	0.73	0.67
Fourth	539,103	553,498	214,632	225,299	48,964	47,223	0.63	0.59	0.62	0.58

	$2,389,372	$2,276,638	$970,634	$952,214	$229,628	$247,128	$2.91	$2.86	$2.87	$2.82

(a)	Net Income in the 2008 first and fourth quarters included $4,555 and $8,082 of restructuring costs; the first quarter also included a benefit of $1,612 from insurance recovery related to a 2005 product contamination matter; Net Income in the second, third and fourth quarters of 2008 included $2,217, $1,374 and $211, respectively, of employee separation and implementation costs. Net Income in the 2008 first, second and fourth quarters also include tax benefits of $2,106, $3,897 and $17,067. Net Income in the 2007 second and fourth quarters includes the gains on sale of assets of $3,686 and $4,033, respectively; the third quarter includes the effect of a pension curtailment charge of $3,685. Net Income in the 2007 second quarter also includes a tax benefit of $9,718; see Note 9 to the Consolidated Financial Statements for further discussion.

(b)	The sum of the 2008 and 2007 quarters’ Net Income per share does not equal the earnings per share for the full year due to changes in average shares outstanding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2008	2007	2006	2005	2004

Consolidated Statement of Income Data
Net sales	$2,389,372	$2,276,638	$2,095,390	$1,993,393	$2,033,653

Cost of goods sold(b)	1,418,738	1,324,424	1,211,259	1,168,992	1,160,235
Research and development expenses(b)	212,695	199,023	185,692	179,812	175,173
Selling and administrative expenses(b)	381,841	375,287	351,923	339,323	341,306
Amortization of intangibles	6,153	12,878	14,843	15,071	14,830
Curtailment loss	—	5,943	—	—	—
Restructuring and other charges, net(a)	18,212	—	2,680	23,319	31,830
Interest expense	74,008	41,535	25,549	23,956	24,002
Other (income) expense, net	(2,797)	(11,136)	(9,838)	(3,268)	5,275

	2,108,850	1,947,954	1,782,108	1,747,205	1,752,651

Income before taxes	280,522	328,684	313,282	246,188	281,002
Taxes on income	50,894	81,556	86,782	53,122	84,931

Net income	$229,628	$247,128	$226,500	$193,066	$196,071

Percentage of net sales	9.6	10.9	10.8	9.7	9.6
Percentage of average shareholders’ equity	38.6	32.5	24.9	21.1	23.7
Net income per share — basic	$2.91	$2.86	$2.50	$2.06	$2.08
Net income per share — diluted	$2.87	$2.82	$2.48	$2.04	$2.05
Average number of shares (thousands)	79,032	86,541	90,443	93,584	94,143
Consolidated Balance Sheet Data
Cash and short-term investments	$178,828	$152,075	$115,112	$272,897	$32,995
Receivables, net	439,768	450,579	405,302	368,519	358,361
Inventories	479,567	484,222	446,606	430,794	457,204
Property, plant and equipment, net	496,856	508,820	495,124	499,145	501,334
Goodwill and intangible assets, net	726,683	732,836	745,716	772,651	789,676
Total assets(d)	2,749,913	2,726,314	2,478,904	2,638,196	2,363,294
Bank borrowings, overdrafts and current portion of long-term debt	101,982	152,473	15,897	819,392	15,957
Long-term debt	1,153,672	1,060,168	791,443	131,281	668,969
Shareholders’ equity(b)(c)(d)	573,111	617,197	905,168	915,347	910,487
Other Data
Current ratio(e)	2.6	2.1	2.4	1.0	2.4
Gross additions to property, plant and equipment	$85,395	$65,614	$58,282	$93,433	$70,607
Depreciation and amortization expense	75,986	82,788	89,733	91,928	90,996
Cash dividends declared	75,902	76,465	68,956	68,397	64,789
per share	$0.960	$0.880	$0.765	$0.730	$0.685
Number of shareholders of record at year-end	3,167	3,248	3,393	3,207	3,419
Number of employees at year-end	5,338	5,315	5,087	5,160	5,212

(a)	Restructuring and other charges ($12,583 after tax) in 2008, ($1,982 after tax) in 2006, ($15,857 after tax) in 2005, and ($20,370 after tax) in 2004, were the result of various reorganization programs of the Company.

(b)	2006 — 2008 amounts include equity compensation expense in accordance with FAS 123(R). See Note 11 to the Consolidated Financial Statements for additional details.

(c)	The 2006 amounts reflect adoption of FAS 158. See Note 13 to the Consolidated Financial Statements for additional details.

(d)	The 2007 amounts reflect adoption of FIN 48. See Note 9 to the Consolidated Financial Statements for additional details.

(e)	Current ratio is equal to current assets divided by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(Unless indicated otherwise, dollars in millions except per share amounts)

Organization of Information

Management’s Discussion and Analysis provides a narrative on our operating performance, financial condition and liquidity and should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Executive Overview

•	Sales Commentary

•	Consolidated Operating Results

•	Goodwill and Intangible Assets

•	Restructuring and Other Charges

•	Income Taxes

•	Postretirement Benefits

•	Financial Condition

•	Critical Accounting Policies and Use of Estimates

•	New Accounting Standards

•	Non-GAAP Financial Measures

•	Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Executive Overview

We are a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are a limited number of publicly traded companies in the industry; certain customers maintain in-house capabilities fulfilling a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. Analysts generally estimate the global market to be $14 billion of which IFF represents 16%; the largest competitor in the industry has approximately a 25% market share. IFF is one of the top four companies, which together represent 70% of the flavors and fragrances industry.

IFF is organized into two units that reflect our flavor and fragrance businesses. Approximately 46% of our 2008 net sales were flavor compounds. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The remaining 54% of sales, representing the fragrance business unit, were in three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.

Changing social habits resulting from such factors as increases in personal income, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-

fat and organic food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.

Flavors and fragrances are generally:

•	created for the exclusive use by a specific customer;

•	sold in powder or liquid form, in amounts ranging from a few pounds to several tons depending on the nature of the end product in which they are used;

•	a small percentage of the volume and cost of the end product sold to the consumer; and

•	a major factor in consumer selection and acceptance of the product.

The flavors and fragrances industry is impacted by macroeconomic factors in all product categories and geographic regions. Such factors include the impact of currency on the price of raw materials and operating costs as well as on translation of reported results. In addition, IFF is susceptible to margin pressures due to customers’ cost improvement programs and input cost increases. However, these pressures can often be mitigated through a combination of product reformulation, sourcing strategies and material substitution plus internal cost containment efforts, and the development of innovative and streamlined solutions and processes.

We produce more than 33,000 unique compounds, of which approximately 60% are flavors and 40% fragrances. We continually create new compounds to meet the changing characteristics and needs of our customers’ end products. No single compound represents more than 2% of net sales. Development of flavors and fragrances is a complex artistic and technical process calling upon the combined knowledge and talents of creative perfumers and flavorists, and application and research chemists. An important element of creation is the development of new ingredients. We bear essentially all costs incurred in connection with the creation and development of new flavors and fragrances and such formulae are generally protected under trade secrecy. We are not materially dependent on any patents, trademarks or licenses.

IFF’s success in the flavors and fragrances industry is driven by our ability to create unique sensory experiences that meet evolving consumer needs and expectations. These solutions are delivered in a cost-efficient manner in conjunction with world-class customer service.

STRATEGIC DRIVERS

We are well positioned to increase shareholder value by executing the following key drivers: targeting strategically important global and regional customers in both developed and emerging markets; attracting, developing and retaining top talent; and fostering a culture of innovation and continuous improvement. Our goal is to deliver differentiated solutions that enable our customers’ brands to win in the marketplace.

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

2008 Sales by Category

Our five largest customers comprise 32% of consolidated sales and our top 30 customers 56%; these percentages have remained fairly constant for several years, although sales to larger customers are trending higher. We have one customer that accounts for 11% of our sales. A key factor for commercial success is inclusion on the strategic customers’ core supplier lists, opening opportunities to win new business. We are on the core supplier lists of a majority of our strategic customers.

Net sales by business unit for 2008, 2007 and 2006 were as follows:

		Percent		Percent
Net Sales	2008	Change	2007	Change	2006

Flavors	$1,092	9%	$1,006	12%	$895
Fragrances	1,297	2%	1,271	6%	1,200

Total net sales	$2,389	5%	$2,277	9%	$2,095

2008 Sales by Destination

We currently manage our operations by business unit but consider destination sales a supplemental performance measure. Although reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying strength of our business.

Net sales by destination for 2008, 2007 and 2006 were as follows:

		Percent		Percent
Sales by Destination	2008	Change	2007	Change	2006

EAME(1)	$898	6%	$850	12%	$758
North America	601	-4%	630	3%	612
Greater Asia	556	13%	491	12%	439
Latin America	334	9%	306	7%	286

Total net sales, as reported	$2,389	5%	$2,277	9%	$2,095

(1)	Europe, Africa and Middle East

2008 in Comparison to 2007

Sales totaled $2,389 million for 2008, up 5% from 2007; Flavor and Fragrance sales increased 9% and 2%, respectively. 2008 sales benefited from the generally weaker U.S. dollar and at comparable exchange rates would have increased 2% over the prior year.

Flavors Business Unit

Flavor sales increased 9% for 2008 based on new wins across all regions, particularly in the beverage category, led by a 21% increase in Latin America. Excluding the impact of currencies, sales growth for the Flavors business was 6%.

Fragrances Business Unit

Fragrance sales increased 2%. Excluding the impact of currencies, Fragrance sales declined 1% as strong growth in emerging markets was offset by weakness in the U.S. market. New product introductions of fragrance compounds were offset by volume declines primarily in the U.S. and EAME. Ingredient sales benefited from price increases, partially offset by volume declines as part of a product rationalization initiative and weaker economies in the U.S. and EAME.

Sales By Region and Category

Regional and product category sales performance for 2008 compared to the prior year, in reported dollars and local currency, was as follows:

		2008 vs. 2007
		Percent Change in Sales by Region of Destination
		Fine &			Total
		Beauty Care	Functional	Ingredients	Frag.	Flavors	Total

North America	Reported	-14%	-10%	-2%	-10%	2%	-4%
EAME	Reported	2%	8%	6%	5%	7%	6%
	Local Currency	-4%	2%	-1%	-1%	2%	0%
Latin America	Reported	7%	-2%	17%	3%	21%	9%
Greater Asia	Reported	19%	13%	11%	14%	13%	13%
	Local Currency	17%	12%	7%	12%	10%	11%
Total	Reported	0%	3%	5%	2%	9%	5%
	Local Currency	-3%	0%	1%	-1%	6%	2%

•	North America flavors new product introductions of $22 million and some benefit from price increases were largely offset by volume declines. Weak economic conditions and significant slowdown in customer order activity led to volume declines in fine and functional fragrance compounds and ingredients. Fine fragrance sales were also negatively impacted by customer inventory corrections in the first half of the year.

•	Flavors sales in EAME were up as new product introductions of $22 million were partially offset by volume declines. Fine and functional fragrance new product introductions of $18 million and $15 million were offset by volume declines. Price increases in ingredients were offset by volume declines.

•	Latin America flavors sales were strong throughout the region, driven mainly by new product introductions of $19 million. Fragrance sales growth was driven by new product introductions of $10 million offset by volume decreases, primarily in functional. Ingredients sales benefited from higher volumes coupled with price increases.

•	Greater Asia sales growth in Flavors was driven by new product introductions of $16 million plus volume and price increases. Fragrance sales benefited from new product introductions of $25 million, partially offset by volume declines.

2007 in Comparison to 2006

Sales totaled $2,277 million, up 9% from 2006; flavor and fragrance sales increased 12% and 6%, respectively. 2007 sales benefited from the generally weaker U.S. dollar and at comparable exchange rates would have increased 5% over the prior year.

Flavors Business Unit

Flavors delivered strong sales performance across all regions — most notably in Latin America, Greater Asia and Europe — and in virtually all categories, particularly beverages and savory.

Fragrance Business Unit

Total Fragrance sales increased by 6% for the year and were driven by continued growth in Fine and Beauty Care of 8% and Ingredients of 9%, despite a decline in Ingredients pricing. Foreign exchange accounted for 4% of the sales increase.

Sales By Region and Category

Regional and product category sales performance for 2007 compared to the prior year, in reported dollars and local currency, was as follows:

		2007 vs. 2006
		Percent Change in Sales by Region of Destination
		Fine &			Total
		Beauty Care	Functional	Ingredients	Frag.	Flavors	Total

North America	Reported	4%	-1%	1%	2%	4%	3%
EAME	Reported	8%	12%	17%	12%	13%	12%
	Local Currency	0%	4%	8%	3%	5%	4%
Latin America	Reported	11%	-7%	3%	-1%	27%	7%
Greater Asia	Reported	16%	2%	4%	6%	16%	12%
	Local Currency	13%	1%	4%	4%	12%	9%
Total	Reported	8%	3%	9%	6%	12%	9%
	Local Currency	4%	0%	5%	2%	9%	5%

•	North America fine fragrance growth was driven by new product introductions of $20 million partially offset by volume declines. Ingredients volume growth was partially offset by pricing declines. The decline in Functional fragrances was mainly volume related. Flavors sales growth was driven by new product introductions of $20 million mainly in the beverage and savory categories.

•	EAME flavor sales growth resulted mainly from new product introductions of $25 million. Functional fragrance growth was strong primarily due to new product introductions of $23 million partially offset by volume declines and to a lesser extent lower pricing. The growth in fine fragrance related to new product introductions of $28 million was offset by volume declines. Ingredients sales growth was volume related, partially offset by lower pricing.

•	Latin America sales growth reflects strong performances in both flavors and fine fragrances. Flavors growth was driven by new product introductions of $21 million. Fine fragrances sales growth is largely attributable to new product introductions of $9 million. Functional fragrance performance was primarily volume related in the fabric care category; we saw some reversal of this trend in the fourth quarter as a result of new product introductions. Ingredients sales performance was largely due to volume increases partially offset by price declines.

•	Greater Asia sales growth was driven by new product introductions of $35 million in flavors. Fragrance sales growth was driven by fine fragrances as a result of new product introductions of $4 million.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is detailed as follows:

	2008	2007	2006

Cost of goods sold	59.4%	58.2%	57.8%
Research and development expenses	8.9%	8.7%	8.9%
Selling and administrative expenses	16.0%	16.5%	16.8%

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

2008 in Comparison to 2007

Cost of goods sold, as a percentage of sales, was 59.4% compared with 58.2% in 2007. This increase was mainly the result of higher input costs and lower absorption of manufacturing expenses, most notably in North America fragrance compounds. These factors were partially offset by internal efficiencies, reformulation and material substitution efforts. Product mix, notably lower sales of fine and beauty care compounds, also impacted cost of goods sold as a percentage of sales.

Research and development expense, as a percentage of sales, was 8.9%. This increase over the prior year period reflects increasing investments in customer applications and basic research.

Selling and administrative expenses, as a percentage of sales, was 16.0% in the current period compared to 16.5% in the prior year period. The 2008 results included the benefit of a $3 million insurance recovery related to a 2005 product contamination matter offset by $3 million of employee separation costs. The 2007 results included $4 million of business transformation costs that enabled us to better leverage our global SAP software platforms. The decline in selling and administrative expenses, as a percentage of sales, is mainly attributable to lower incentive compensation. This was partially offset by $2 million related to the implementation of our global shared service center.

Interest Expense

Interest expense totaled $74 million compared to $42 million in 2007, due to higher borrowings incurred in connection with the 2007 share repurchase activities as well as a wider spread between the LIBOR (London InterBank Offer Rate) and EURIBOR (European InterBank Offer Rate) interest rates applicable to our interest rate swaps. Average cost of debt was 6.1% for 2008 compared to 4.5% in 2007.

Other (Income) Expense, Net

Other income was $3 million in 2008 as compared to $11 million in 2007. Other income in 2007 included $11 million related to gains on asset sales.

Income Taxes

The effective tax rate was 18.1% in 2008 as compared to a rate of 24.8% in the prior year. The lower tax rate in the current year primarily reflects the benefit of higher tax settlements related to prior years and a higher proportion of earnings in lower tax jurisdictions. The 2008 rate includes a $23 million benefit, primarily tax settlements related to prior years; the 2007 rate includes $10 million of similar benefits.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other income (expense), net and income taxes. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors Business Unit

In 2008, Flavors operating profit totaled $198 million, or 18.1% as a percentage of sales, compared to $187 million or 18.6% in 2007. The 2008 amount includes $3.5 million of restructuring expenses. Excluding the restructuring charge, profitability was comparable year over year as strong sales growth augmented by lower incentive compensation expense was partially offset by unfavorable product mix.

Fragrance Business Unit

In 2008, Fragrance operating profit of $199 million, or 15.3% as a percentage of sales, declined from the $210 million or 16.5% reported in 2007. The 2008 amount includes $4.4 million of restructuring expenses. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales, partially offset by lower incentive compensation expense.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit, as well as gains on asset sales and a pension curtailment charge. In 2008, Global expenses were $45 million as compared to $27 million in 2007. In 2008, Global expenses included approximately $10 million of restructuring charges, $3 million of employee separation costs and $2 million of implementation costs related to our global shared service center, partially offset by a $3 million insurance recovery related to a 2005 product contamination. Global expenses in 2007 included a $6 million curtailment loss related to changes to the U.S. defined benefit pension plan and $11 million related to the gains on asset sales.

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

Selling and administrative expenses, as a percentage of sales, was 16.5% in the period compared to 16.8% in the prior year period, reflecting good cost control and the benefit of headcount reductions that occurred in the first half of 2006. Selling and administrative expenses in 2007 include $4 million of business transformation costs to enable us to better leverage our global SAP software platform. The 2006 results also included the benefit of a $3 million insurance recovery related to a 2005 product contamination matter; excluding the insurance recovery, 2006 Selling and administrative expenses would have been 16.9% of sales for the year.

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

Flavors Business Unit

In 2007, Flavors operating profit of $187 million, or 18.6% as a percentage of sales, increased as compared to $153 million or 17.1% in 2006. The amount reported in 2006 benefited from a $3 million insurance recovery related to a 2005 product contamination matter; excluding the insurance recovery from the prior year comparative, Flavors profitability would have increased an additional 30 basis points over 2006. This profitability improvement was primarily driven by margin improvement enabled by strong sales growth, favorable product mix, increased absorption of manufacturing expenses and good cost control.

Fragrance Business Unit

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

Goodwill and Intangible Assets

At December 31, 2008 and 2007, goodwill and other intangible assets, net of accumulated amortization, totaled $727 million and $733 million, respectively. Additional details are contained in Note 4 to the Consolidated Financial Statements.

We perform a goodwill impairment test on at least an annual basis, or more frequently in certain circumstances, by assessing the fair value of our reporting units based upon both discounted cash flow and comparison of multiples of comparable companies. We deem goodwill to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. We completed our annual assessments in 2008 and 2007, concluding there was no impairment of goodwill.

Other intangible assets include patents, trademarks and other intellectual property, valued at acquisition, primarily through independent appraisals, which are amortized on a straight-line basis over periods ranging from 6 to 20 years. We review our other intangible assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered.

Restructuring and Other Charges

Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.

In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service center that resulted in the elimination of 127 positions globally, largely in the finance area. As a result of these actions, we recognized a pre-tax charge of approximately $7 million in 2008 related to employee separation costs and $2 million in implementation costs. The implementation costs were included in selling and administrative expenses in 2008. In addition, we incurred a pre-tax charge of approximately $12 million in the fourth quarter 2008 principally related to a performance improvement plan covering 91 positions across a variety of activities globally. Annual savings from these two initiatives is expected to be approximately $14 million beginning in 2009.

The 2006 charge primarily related to employee separation expenses, in connection with the consolidation of our operations, principally in Europe and North America.

Positions eliminated and charges, net of reversal by business segment in 2008 and 2006 are detailed in the table below; there were no such actions undertaken in 2007.

	Restructuring Charges
	(In Thousands)		Positions Eliminated
	2008	2006	2008	2006

Flavors	$3,538	$(463)	36	19
Fragrances	4,396	2,639	38	29
Global	10,278	504	144	10

Total	$18,212	$2,680	218	58

Movements in related accruals in each of the three years in the period ended December 31, 2008 were:

		Asset-
		Related
	Employee-	and
(In Millions)	Related	Other	Total

Balance January 1, 2006	$30	$4	$34
Additional charges	4	(1)	3
Cash and other costs	(21)	(1)	(22)

Balance December 31, 2006	13	2	15
Cash and other costs	(10)	(2)	(12)

Balance December 31, 2007	3	—	3
Additional charges, net of reversal	18	—	18
Cash and other costs	(6)	—	(6)

Balance December 31, 2008	$15	$—	$15

The remaining employee-related liabilities are expected to be utilized by 2010 as obligations are satisfied.

Income Taxes

Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to recognize deferred tax assets.

Pursuant to FAS 109, we establish a valuation allowance for net deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historically, we have provided a full valuation allowance against deferred tax assets resulting from state net operating losses and state credits, as well as selective non-U.S. affiliates’ net operating losses. The changes in the valuation allowances from December 31, 2007 are primarily attributable to the current period net operating losses and currency translation adjustments.

Postretirement Benefits

In 2007, we recorded a curtailment loss of $5.9 million to recognize a portion of the unrecognized prior service costs associated with years of service no longer expected to be rendered and credited as service under the plans as a result of an amendment to the U.S. salaried qualified and non-qualified pension plans. We also introduced an enhanced defined contribution plan for those employees affected by the pension curtailment that became effective January 1, 2008. These events resulted in approximately $4 million of annual savings.

The global credit crisis has significantly increased volatility in the financial markets. The financial returns of our investment trusts during 2008 have been in-line with the markets by asset class. We had little exposure to financial equities and had no direct investments in sub-prime related assets. We do not expect the recent market declines to have a significant impact on our overall funding position as well as the timing and level of contributions.

Financial Condition

Cash, cash equivalents and short-term investments totaled $179 million at December 31, 2008 compared to $152 million and $115 million at December 31, 2007 and 2006, respectively. Working capital totaled $710 million at year-end 2008 compared to $613 million at December 31, 2007. The 2008 increase in working capital was primarily related to decreases in short-term borrowings and accrued bonuses. The 2007 working capital amount was reduced by $39 million from the amount previously reported to conform to the 2008 presentation of deferred taxes assets and liabilities. Gross additions to property, plant and equipment were $85 million, $66 million and $58 million in 2008, 2007 and 2006, respectively, and are expected to approximate $100 million in 2009.

Our financial condition continues to be strong, as evidenced by substantial cash flow from operations and substantial drawdown capacity of approximately $415 million on our multi-year revolving credit facility. Operating cash flow provides the primary source of funds for operating and capital needs as well as dividends paid to shareholders and share repurchase activities. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to fund our capital spending and other cash requirements for at least the next eighteen months.

Operating cash flow in 2008 was $221 million compared to $314 million and $282 million in 2007 and 2006, respectively. The decline in operating cash flow in 2008 compared to the prior year was primarily attributable to increased working capital, and higher interest payments principally related to $500 million of Senior Unsecured Notes we issued to repurchase stock as discussed below.

Net investing activities in 2008 utilized $90 million compared to $51 million and $48 million in 2007 and 2006, respectively. The increase in investing activities was primarily related to higher capital spending and lower proceeds from asset dispositions.

In 2007 and 2006, we realized sizeable cash proceeds from the sale of assets. In both years, the proceeds related to the sale of land and buildings; to the extent such assets had been written down in connection with previous restructuring activities, any gain or loss on disposition was accounted for as part of the restructuring activities. All transactions were with third party investors and we retained no ownership interest in any of the disposed assets.

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2008 and 2007, we spent $4 million and $3 million, respectively, on capital projects and $19 million and $18 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

The dividend paid per share in 2008, 2007 and 2006 was $.94, $.86 and $.74, respectively. In January, April and July 2008, we paid a quarterly cash dividend of $.23 per share to shareholders. In July 2008, we announced a 9% increase in our quarterly dividend rate to $.25 per share effective with the dividend payable in October 2008. We paid dividends totaling $75 million, $77 million and $67 million in 2008, 2007 and 2006. Our current intention is to pay dividends approximating 30 — 35% of yearly earnings; however, the payment of dividends is determined by the Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. In 2005, IFF, including certain subsidiaries, entered into a revolving credit agreement (the “Facility”) with certain banks. The Facility provides for a five-year U.S. $350 million (“Tranche A”) and Euro 400 million (“Tranche B”) multi-currency revolving credit facility. Tranche A is available to IFF for commercial paper backstop and general corporate purposes; Tranche B is available to both IFF and the European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (or in relation to any Euro-denominated loans, EURIBOR) plus a margin, currently 20 basis points, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. The Facility expires on November 23, 2012. During 2008 and 2007, the maximum amount of outstanding commercial paper was $30 million and $18 million, respectively.

At December 31, 2008, we had $1,256 million of debt outstanding which is comparable to the $1,213 million outstanding at December 31, 2007. In November 2008, ¥ 13.3 billion of our Japanese Yen borrowings were replaced with a three-year bank loan. In connection with this refinancing the related interest rate swaps expired. In October 2008, we closed out a $250 million USD LIBOR to EURIBOR interest rate swap and a $250 million fixed to floating interest rate swap at no cost. Additionally, in February 2009 we terminated a $300 million USD LIBOR to

EURIBOR interest rate swap which required us to make a payment of $16 million. See Quantitative and Qualitative Disclosures About Market Risk (Item 7A below) for additional information regarding these transactions.

In July 2007, our Board authorized us to repurchase up to 15% or $750 million worth of our then outstanding common stock, whichever is less. In September 2007, under the July 2007 Plan, we entered into two agreements to purchase shares of our common stock under a $450 million accelerated share repurchase (“ASR”) program. The ASR concluded in June 2008. Total aggregate shares repurchased under the ASR program were 9.7 million shares at an average purchase price of $46.53. The ASR was primarily funded through the issuance of $500 million of Senior Unsecured Notes (“Senior Notes — 2007”) in four series under a Note Purchase Agreement. See Note 8, Borrowings, to the Consolidated Financial Statements for additional information regarding these notes.

The Facility and Yen loan contain the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At December 31, 2008, we were in compliance with all financial and other covenants. At December 31, 2008 our Net Debt/ Adjusted EBITDA(1) was 2.34 to 1 as defined by the debt agreements.

Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. A reconciliation of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended December 31,
(In Millions)	2008	2007

Net Income	$229.6	$247.1
Interest expense	74.0	41.5
Income taxes	50.9	81.6
Depreciation	69.8	69.9
Amortization	6.2	12.9
Specified items	22.9	5.9

Adjusted EBITDA	$453.4	$458.9

	December 31,
(In Millions)	2008	2007

Total Debt	$1,255.7	$1,212.6
FAS 133 Fair Value Adjustment	16.9	0.2
Cash and Cash Equivalents	178.5	151.5

Net Debt	$1,060.3	$1,060.9

For the year ended December 31, 2008, we repurchased .7 million shares of our common stock at a cost of $30 million on the open market. For the year ended December 31, 2007, we repurchased 2.6 million shares of our common stock in the open market at a cost of $127 million, plus an additional 7.6 million shares under the ASR.

At December 31, 2008, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
					2014 and
Contractual Obligations	Total	2009	2010-2011	2012-2013	thereafter
(In Millions)

Borrowings(1)	$1,238	$102	$270	$241	$625
Interest on borrowings(1)	517	65	121	95	236
Operating leases(2)	286	26	45	36	179
Purchase commitments(3)	20	20	—	—	—
Pension funding obligations(4)	40	17	6	6	11
Postretirement obligations(4)	65	5	11	12	37

Total	$2,166	$235	$453	$390	$1,088

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)	Operating leases include facility and other lease commitments executed in the normal course of the business. Additional details concerning the United States facilities are contained in Note 7 of the Notes to the Consolidated Financial Statements and further details concerning worldwide aggregate operating leases are contained in Note 16 of the Notes to the Consolidated Financial Statements.

(3)	Purchase obligations and capital project commitments are not recorded on our consolidated balance sheet.

(4)	See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. Minimum funding requirements reported in the above table do not extend beyond 2018.

Critical Accounting Policies and Use of Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and accompanying disclosures. These estimates are based on management’s best judgment of current events and actions that we may undertake in the future. Actual results may ultimately differ from estimates.

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations.  We currently have net intangible assets, including goodwill, of $727 million. Goodwill is evaluated for impairment annually. In assessing goodwill, management uses the most current actual and forecasted operating data available, and current market based assumptions. A two-step approach is employed. The first step involves estimating the value of reporting units based on the present value of estimated future cash flows. The second step, if necessary, is to measure the value of the impairment loss, if any. Management’s most subjective assumptions relate to the estimated/projected sales and operating growth values employed in the forecast.

The analysis and evaluation of income taxes.  We account for taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, based on tax laws as currently enacted. The provision for income taxes is based on statutory income taxes rates and planning opportunities available in the various tax jurisdictions where we operate. Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We regularly update these accruals in light of changing facts and circumstances.

In 2007, we adopted SFAS No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS 109 (“FIN 48”). As a result of adopting FIN 48, we recognized a $1 million increase in Other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings. Also as prescribed by FIN 48, certain tax related amounts in the Consolidated Balance Sheet are classified differently than in prior periods. Amounts receivable from various tax jurisdictions are now included in Other current assets and tax reserves previously classified as accrued taxes on income are now included in Other liabilities.

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

We regularly assess potential liabilities with respect to all legal claims based on the most recent available information, in consultation with outside counsel handling the defense of such matters. To the extent a liability is deemed to have been incurred and can be reasonably estimated, we recognize a corresponding liability; if the reasonably estimated liability is a range, we recognize that amount considered most likely, or in the absence of such a determination, the minimum reasonably expected liability. To the extent such claims are covered by various insurance policies, we separately evaluate the likelihood of recovery and account for any related insurance receivable. Management judgments involve determination as to whether a liability has been incurred, the reasonably estimated amount of that liability, and any potential insurance recovery.

We regularly evaluate potential environmental exposure in terms of total estimated cost and the viability of other potentially responsible parties (“PRP’s”) associated with our exposure. Recorded liabilities are adjusted periodically as remediation efforts progress and additional information becomes available. Critical management assumptions relate to expected total costs to remediate and the financial viability of PRP’s to share such costs.

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

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was: 10 — 20% in cash and fixed income investments expected to yield 1.0%; 10 — 20% employed in corporate and government bonds expected to yield 2.1%; and 65 — 75% in equity investments with a long-term expected yield of 8.5 — 9.3%. The inflation rate assumed in the model was 2.5%. The plan has achieved a compounded annual rate of return of approximately 9% over the previous 20 years. The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. Additionally, for the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

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

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the measurement at fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree as of the acquisition date. SFAS 141(R) also requires that acquisition related costs and costs to restructure be expensed as incurred. We do not expect the adoption of FAS 141(R), which is effective for fiscal years beginning on or after December 15, 2008, to have an impact on our Consolidated Financial Statements. A significant impact may, however, result from any future business acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position statements. This statement is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of FAS 161 on the disclosures in our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are currently evaluating the potential impact of FAS 162, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This Staff Position is to be applied retrospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have issued Purchase Restricted Stock (“PRS”) to certain eligible employees. The unvested portion of such PRS contains a nonforfeitable right to dividends paid by us, and as such, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We are currently evaluating the potential impact of FSP EITF 03-6-1, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 expands the disclosure requirements of FAS No. 132(R) with the intent to provide users of financial statements with an enhanced understanding of: (i) how investment allocation decisions are made, including the investment policies and strategies used, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (v) significant concentrations of risk within plan assets. This statement is to be applied prospectively, effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently evaluating the impact of FSP FAS 132(R)-1 on the disclosures in our Consolidated Financial Statements.

Non-GAAP Financial Measures

Among the items in GAAP earnings but excluded for purposes of determining adjusted earnings are: benefits of favorable tax rulings relating to prior years; employee separation and restructuring charges, the benefit of an insurance recovery, costs for the implementation of the global shared services plan in 2008 and the gain on the sale of land, a curtailment charge resulting from changes made to our U.S. defined benefit pension plan in 2007. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges, employee separation costs and implementation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable

GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest and other savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, especially given the current disruption in global economic conditions, including economic and recessionary pressures; energy and commodity prices; decline in consumer confidence and spending; significant fluctuations in the value of the U.S. dollar; population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions; rising interest rates; continued volatility and deterioration of the capital and credit markets, including continued disruption in the commercial paper market, and any adverse impact on our cost of and access to capital and credit; fluctuations in the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We operate on a global basis and are exposed to currency fluctuation related to the manufacture and sale of our products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Great Britain, Mexico, Brazil, China, Indonesia, Australia and Japan, although all regions are subject to foreign currency fluctuations versus the U.S. dollar. We actively monitor our foreign currency exposures in all major markets in which we operate, and employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. In February 2003, we executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan, which is designated as a cash flow hedge. The annual notional value of this swap is approximately $5 million. The associated asset or liability on the open hedge instrument is recorded in Current assets or Current liabilities, as applicable. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated Other Comprehensive Income (“AOCI”).

In addition to the foreign exchange forward contracts noted above, we use non-U.S. dollar borrowings and foreign exchange swap agreements, to hedge the foreign currency exposures of our net investment in certain foreign affiliates, primarily in the European Union. These foreign exchange swap agreements are designated as hedges of net investments. In September 2007 and January 2006, we entered into a $250 million and a $300 million Cross Currency Interest Rate Swap, respectively, to hedge a portion of our consolidated EUR net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the spot Foreign Exchange (FX) rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro net investments being hedged. Effectiveness is assessed quarterly. At maturity, or if the swaps are terminated early, any gain or loss will not be recorded to earnings, but will be recorded to AOCI until the EUR net investment is divested. In October 2008, we closed out the $250 million USD LIBOR to EURIBOR interest rate swap at no cost. In February 2009 we terminated the $300 million USD LIBOR to EURIBOR interest rate swap which required us to make a payment of $16 million.

We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to floating rate interest rate swaps. In September 2007, we entered into a $250 million interest rate swap agreement effectively converting the fixed rate on our long-term U.S. dollar borrowings to a variable short-term rate based on USD LIBOR rate plus markup. In March 2008, we realized an $18 million gain on termination of this swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. During 2008, we entered into a similar interest rate swap and then in October 2008 we liquidated this position at no cost.

In addition, in 2005, we entered into certain interest rate swap agreements effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen TIBOR rate plus markup. These swaps are designated as qualified fair value hedges. In November 2008, the portion of these swaps related to the 13.3 billion Yen notes refinanced, expired. Swap contracts are generally held to maturity and are intended to create an appropriate balance of fixed and floating rate debt. To the extent we have not received cash or otherwise amended or settled any swap agreements, any applicable mark-to-market adjustment relating to that swap is included as a separate component of debt.

The following table summarizes our derivatives outstanding as of December 31, 2008. These swaps were all effective under FAS 133.

Notional Amount	300,000,000	1,818,000,000	50,000,000
Currency	USD	JPY	USD
Description	Cross Currency Interest Rate Swap (USD/EUR)	Interest Rate Swap	10 Year Cross Currency Swap (JPY/USD)
Hedged risk	Foreign Exchange Risk(1)	The risk of changes in fair value attributable to interest rate risk(2)	The variability of cash flows attributable to foreign exchange risk(3)

Method used to test for effectiveness:

(1)	Quarterly hedge effectiveness is tested using the forward rate method. We use a hypothetical derivative on an after-tax basis, and ensure that the hedged amount is less then the designated Euro net investment. We ensure that the terms of the hedging instrument have not changed and perform a review of counterparty creditworthiness.

(2)	Changes in fair value attributable to the risk being hedged are expected to be completely offset by the hedging derivative because the critical terms of the Interest Rate Swap and the hedged debt match (i.e., the currency, notional amount, timing and date of interest payments). Quarterly hedge effectiveness testing includes ensuring the terms of the hedging instrument and the debt have not changed and reviewing counterparty creditworthiness.

(3)	Changes in cash flow attributable to the risk being hedged are expected to be completely offset by the hedging derivative because the critical terms of the Cross Currency Swap and the forecasted transaction match (i.e., the currency, notional amount and timing). Quarterly hedge effectiveness testing includes reviewing counterparty creditworthiness, ensuring the probability of hedged forecasted transactions has not changed and ensuring the terms of the hedging instrument have not changed.

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

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the sensitivity model, is not material to our consolidated financial position, results of operations or cash flows in 2008, 2007 and 2006. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the sensitivity model, is not material to our results of operations in 2008, 2007 and 2006. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

The foreign currency and interest rate swap contracts existing during 2008 and 2007 were entered into for the purpose of seeking to mitigate the risk of certain specific adverse currency and interest rate risks. As a result of these financial instruments, we reduced financial risk in exchange for foregoing any gain (reward) that might have occurred if the markets moved favorably. In using these contracts, management exchanged the risks of the financial markets for counterparty risk. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we entered into derivative contracts with major leading financial institutions that have credit ratings equal to or better than our credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements on page 38. See Item 6 on page 15 for supplemental quarterly data.

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

Our Chief Executive Officer and Interim Chief Financial Officer have concluded that there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item has issued an attestation report on the effectiveness of our internal controls over financial reporting. The attestation report issued by PricewaterhouseCoopers LLP is included in Part IV of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2008, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in their report which is included herein.

Certifications to NYSE and SEC

Our Chief Executive Officer certification was timely filed with the NYSE as required by NYSE Rule 303A(12). We have filed the required Sarbanes-Oxley Section 302 certifications of the Chief Executive Officer and Interim Chief Financial Officer regarding the quality of our public disclosures as exhibits to our most recently filed Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to our directors and nominees is set forth under the caption “Election of Directors” in the IFF 2009 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the IFF 2009 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to our Executive Officers.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer, principal financial officer, principal accounting officer, and to all of our other directors, officers and employees. The Code of Ethics is available at the Investor Relations / Corporate Governance section on our website, www.iff.com. A waiver from any provision of the Code of Ethics in favor of a director or Executive Officer may only be granted by the Board or the Audit Committee of the Board and any such waiver will be publicly disclosed. We will disclose substantive amendments to and any waivers from the Code of Ethics provided to our Chief Executive Officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, at the Investor Relations / Corporate Governance section on our Internet website, www.iff.com. We utilize a worldwide Hotline administered by Global Compliance Services to assist our employees in identifying and reporting issues that might compromise the health, safety, or reputation, of our employees or shareholders.

The information regarding our Audit Committee and designated audit committee financial experts is set forth under the captions “Board and Committee Memberships” and “Audit Committee” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Director Candidates” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.

The information relating to executive compensation is set forth under the captions “Executive Compensation” and “Directors’ Compensation” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, nor deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Beneficial Ownership Table” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein. The information relating to our equity plans is set forth under the caption “Equity Compensation Plans” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding certain relationships and related party transactions and director independence is set forth under the caption “Independence of Directors and Committee Members and Related Person Matters” in the IFF’s 2009 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding fees and services of the independent registered public accounting firm (“independent accountant”) and our pre-approval policies and procedures for audit and non-audit services provided by our independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in the IFF 2009 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Managements’ Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2009

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2008	2007	2006

Net sales	$2,389,372	$2,276,638	$2,095,390

Cost of goods sold	1,418,738	1,324,424	1,211,259
Research and development expenses	212,695	199,023	185,692
Selling and administrative expenses	381,841	375,287	351,923
Amortization of intangibles	6,153	12,878	14,843
Curtailment loss	—	5,943	—
Restructuring and other charges, net	18,212	—	2,680
Interest expense	74,008	41,535	25,549
Other (income) expense, net	(2,797)	(11,136)	(9,838)

	2,108,850	1,947,954	1,782,108

Income before taxes	280,522	328,684	313,282
Taxes on income	50,894	81,556	86,782

Net income	229,628	247,128	226,500
Other comprehensive income:
Foreign currency translation adjustments	(116,856)	(1,136)	15,515
Losses (gains) on derivatives qualifying as hedges	(1,989)	622	141
Minimum pension liability adjustment	—	—	92,831
Pension and Postretirement liability adjustment	(61,913)	53,039	—

Comprehensive income	$48,870	$299,653	$334,987

	2008	2007	2006

Net income per share — basic	$2.91	$2.86	$2.50
Net income per share — diluted	$2.87	$2.82	$2.48

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$178,467	$151,471
Short-term investments	361	604
Receivables:
Trade	412,127	412,221
Allowance for doubtful accounts	(11,156)	(11,694)
Other	38,797	50,052
Inventories	479,567	484,222
Deferred income taxes	23,695	24,663
Prepaid expenses	39,210	44,554

Total Current Assets	1,161,068	1,156,093
Property, Plant and Equipment, net	496,856	508,820
Goodwill	665,582	665,582
Other Intangible Assets, net	61,101	67,254
Deferred income taxes	160,661	109,086
Other Assets	204,645	219,479

Total Assets	$2,749,913	$2,726,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$101,982	$152,473
Accounts payable	114,997	130,992
Accrued payrolls and bonuses	40,456	64,271
Dividends payable	19,666	18,628
Deferred income taxes	1,788	4,547
Restructuring and other charges	14,821	2,654
Other current liabilities	157,331	169,878

Total Current Liabilities	451,041	543,443

Other Liabilities:
Long-term debt	1,153,672	1,060,168
Deferred gains	58,632	61,659
Retirement liabilities	276,231	171,991
Other liabilities	237,226	271,856

Total Other Liabilities	1,725,761	1,565,674

Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of December 31, 2008 and 2007; and outstanding 78,661,062 and 80,995,228 shares as of December 31, 2008 and 2007	14,470	14,470
Capital in excess of par value	106,073	54,995
Retained earnings	2,222,641	2,078,937
Accumulated other comprehensives (loss) income:
Cumulative translation adjustment	(149,846)	(32,990)
Accumulated losses on derivatives qualifying as hedges	(3,832)	(1,843)
Pension and Postemployment liability adjustment	(171,427)	(109,514)

	2,018,079	2,004,055
Treasury stock, at cost — 37,100,778 and 34,766,612 shares as of December 31, 2008 and 2007	(1,444,968)	(1,386,858)

Total Shareholders’ Equity	573,111	617,197

Total Liabilities and Shareholders’ Equity	$2,749,913	$2,726,314

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2008	2007	2006

Cash flows from operating activities:
Net income	$229,628	$247,128	$226,500
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	75,986	82,788	89,733
Deferred income taxes	7,261	(6,343)	(12,423)
Gain on disposal of assets	(2,160)	(13,791)	(22,836)
Equity based compensation	17,246	18,168	18,185
Curtailment loss	—	5,943	—
Changes in assets and liabilities:
Current receivables	(39,879)	(32,974)	(27,153)
Inventories	(19,736)	(12,406)	9,492
Current payables	(30,585)	22,298	38,087
Changes in other assets	(24,966)	(2,088)	(20,396)
Changes in other liabilities	7,818	5,339	(17,570)

Net cash provided by operations	220,613	314,062	281,619

Cash flows from investing activities:
Additions to property, plant and equipment	(85,395)	(65,614)	(58,282)
Proceeds from disposal of assets	2,848	16,959	27,235
Proceeds from investments	—	10,471	—
Purchase of investments	(7,198)	(13,170)	(17,355)

Net cash used in investing activities	(89,745)	(51,354)	(48,402)

Cash flows from financing activities:
Cash dividends paid to shareholders	(74,865)	(76,600)	(67,381)
Net change in bank borrowings and overdrafts	2,902	(129,648)	(48,714)
Net proceeds from long-term debt	139,167	498,569	373,637
Repayments of long-term debt	(139,364)	—	(499,300)
Proceeds from issuance of stock under stock plans	7,353	50,116	110,867
Excess tax benefits on share-based payments	133	6,568	4,653
Purchase of treasury stock	(29,995)	(577,001)	(270,998)

Net cash used in financing activities	(94,669)	(227,996)	(397,236)

Effect of exchange rate changes on cash and cash equivalents	(9,203)	2,251	5,982
Net change in cash and cash equivalents	26,996	36,963	(158,037)
Cash and cash equivalents at beginning of year	151,471	114,508	272,545

Cash and cash equivalents at end of year	$178,467	$151,471	$114,508

Cash paid for:
Interest	$87,340	$36,017	$31,701
Income taxes	$50,280	$60,405	$79,442

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

		Capital in		Accumulated Other
	Common	Excess of	Retained	Comprehensive	Treasury Stock
(DOLLARS IN THOUSANDS)	Stock	Par Value	Earnings	(Loss) Income	Shares	Cost

Balance at December 31, 2005	$14,470	$71,894	$1,752,055	$(150,355)	(23,047,349)	$(772,717)

Net Income			226,500
Cumulative translation adjustment				15,515
Losses on deriviatives qualifying as hedges				141
Minimum pension liability adjustment; net of tax: $42,469				92,831
Adoption of FAS 158 minimum pension liability adjustment; net of tax: $4,276				7,549
Pension and postemployment liability adjustment; net of tax: $(76,742)				(162,553)
Cash dividends declared			(68,956)
Stock options		598			3,346,326	116,050
Reacquired shares					(6,891,152)	(270,998)
Vested restricted stock units					29,632	1,597
Restricted stock award		24,143			217,905	7,404

Balance at December 31, 2006	$14,470	$96,635	$1,909,599	$(196,872)	(26,344,638)	$(918,664)
Net Income			247,128
FIN 48 adoption adjustment			(1,325)
Cumulative translation adjustment				(1,136)
Losses on deriviatives qualifying as hedges				622
Pension liability and post-retirement adjustment; net of tax: $25,758				53,039
Cash dividends declared			(76,465)
Stock options		4,121			1,332,595	48,483
Reacquired shares		(45,000)			(10,198,877)	(532,001)
Vested restricted stock units		(16,126)			234,388	7,874
Stock based compensation		15,365			209,920	7,450

Balance at December 31, 2007	$14,470	$54,995	$2,078,937	$(144,347)	(34,766,612)	$(1,386,858)
Net Income			229,628
EITF 06-4 adoption adjustment; net of tax: $(5,529)			(10,022)
Cumulative translation adjustment				(116,856)
Losses on deriviatives qualifying as hedges				(1,989)
Pension liability and post-retirement adjustment; net of tax: $(34,159)				(61,913)
Cash dividends declared			(75,902)
Stock options		(299)			157,376	6,295
Reacquired shares		45,000			(2,762,058)	(74,995)
Vested restricted stock units		(10,003)			165,277	6,826
Stock based compensation		16,380			105,239	3,764

Balance at December 31, 2008	$14,470	$106,073	$2,222,641	$(325,105)	(37,100,778)	$(1,444,968)

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other Receivables  Other receivables consist primarily of Value Added Tax (VAT) receivables in the various countries in which we operate. VAT receivables are recorded when goods are received and are normally recoverable within 30 days.

Inventories  Inventories are stated at the lower of cost (on weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Raw materials	$235,324	$237,943
Work in process	10,975	10,707
Finished goods	233,268	235,572

Total	$479,567	$484,222

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets  Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions.

We perform a goodwill impairment test on at least an annual basis or more frequently in certain circumstances, by assessing the fair value of our reporting units based upon both discounted cash flows and comparison of multiples of comparable companies. We deem goodwill to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. We completed our goodwill impairment assessment, which indicated no impairment of goodwill.

Other intangible assets include patents, trademarks and other intellectual property valued at acquisition, and amortized on a straight-line basis over periods ranging from 6 to 20 years.

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

Income Taxes  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, based on tax laws as currently enacted. Additional taxes which would result from distributions by subsidiary companies to the parent are provided to the extent anticipated. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended to be indefinitely invested in such subsidiaries. No income tax benefit is attributed to the currency translation component of Accumulated other comprehensive income (“AOCI”).

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

We record all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the consolidated statement of earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI and are subsequently recognized in the consolidated statement of earnings when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share  Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2008	2007	2006

Basic	79,032	86,541	90,443
Dilution under stock plans	932	1,092	926

Diluted	79,964	87,633	91,369

Net income used in the computation of net income per share is unaffected by the assumed issuance of stock under our stock plans.

Options to purchase 798,000, 248,000 and 309,000 shares were outstanding at December 31, 2008, 2007, and 2006, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years.

Stock-Based Compensation  We have stock-based compensation plans which are described more fully in Note 11 to the Consolidated Financial Statements. We adopted the provisions of SFAS No. 123(R) “Share-Based Payment” (“FAS 123R”) using the modified prospective method, which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. Under this transition method, 2006 compensation cost includes the portion vesting in the year for (1) all share-based payments granted prior to, but not vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123 “Accounting for Stock-Based Compensation” (“FAS 123”), and (2) all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The cost of employee stock options will be recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141 (R) requires the measurement at fair value of assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree as of the acquisition date. SFAS 141(R) also requires that acquisition related costs and costs to restructure be expensed as incurred. We do not expect the adoption of FAS 141(R), which is effective for fiscal years beginning on or after December 15, 2008, to have an impact on our Consolidated Financial Statements. A significant impact may, however, result from any future business acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position statements. This statement is effective for

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of FAS 161 on the disclosures in our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. FAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are currently evaluating the potential impact of FAS 162, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share”. This Staff Position is to be applied retrospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have issued Purchase Restricted Stock (“PRS”) to certain eligible employees. The unvested portion of such PRS contains a nonforfeitable right to dividends paid by us, and as such, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We are currently evaluating the potential impact of FSP EITF 03-6-1, but do not believe its adoption will have a material impact on our Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 expands the disclosure requirements of FAS No. 132(R) with the intent to provide users of financial statements with an enhanced understanding of: (i) how investment allocation decisions are made, including the investment policies and strategies used, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (v) significant concentrations of risk within plan assets. This statement is to be applied prospectively, effective for fiscal years ending after December 15, 2009, with early application permitted. We are currently evaluating the impact of FSP FAS 132(R)-1 on the disclosures in our Consolidated Financial Statements.

Accounting Changes:

Fair Value Measurements (SFAS 157)

We adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), as of January 1, 2008. FAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted EITF 06-4 on January 1, 2008. As a result of the adoption of EITF 06-4, we recognized a cumulative effect of a change in accounting principle adjustment of $10 million, net of related deferred income taxes of $5.5 million, which decreased beginning retained earnings in the shareholders’ equity component of the accompanying Consolidated Balance Sheet for the year ended December 31, 2008. We estimate additional expense of approximately $1 million per year as a result of this change in accounting.

Reclassifications and revisions  Certain reclassifications have been made to the prior years’ financial statements to conform to the 2008 presentation. In addition, current assets decreased $34 million, non-current assets increased $34 million, current liabilities increased $5 million, non-current liabilities decreased $5 million for 2007 primarily to properly reflect our current and long-term deferred tax assets and liabilities that were previously shown as net deferred tax assets on the Consolidated Balance Sheet.

NOTE 2.	RESTRUCTURING AND OTHER CHARGES

In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service center that resulted in the elimination of 127 positions globally, largely in the finance area. As a result of these actions, we recognized a pre-tax charge of approximately $7 million in 2008 related to employee separation costs and $2 million in implementation costs. The implementation costs were included in selling and administrative expenses in 2008. In addition, we incurred a pre-tax charge of $12 million in the fourth quarter 2008 principally related to a performance improvement plan covering 91 positions across a variety of activities globally.

The balance of the employee-related liabilities is expected to be utilized by the end of 2010 as obligations are satisfied.

In 2005, we eliminated positions in manufacturing, selling, research and administration functions, principally in our European and North American operating regions. As a result of these actions, restructuring charges, relating primarily to employee separation expenses, of $3 million were recognized in 2006.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Movements in related accruals were:

		Asset-
	Employee-	Related and
(DOLLARS IN THOUSANDS)	Related	Other	Total

Balance January 1, 2006	$29,516	$4,933	$34,449
Additional charges	3,840	(1,160)	2,680
Cash and other costs	(20,495)	(1,346)	(21,841)

Balance December 31, 2006	12,861	2,427	15,288
Cash and other costs	(10,273)	(2,361)	(12,634)

Balance December 31, 2007	2,588	66	2,654
Additional charges, net of reversal	18,212	—	18,212
Cash and other costs	(6,045)	—	(6,045)

Balance December 31, 2008	$14,755	$66	$14,821

NOTE 3.	PROPERTY, PLANT AND EQUIPMENT, NET

	Cost
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Land	$25,467	$27,998
Buildings and Improvements	234,746	242,181
Machinery and Equipment	635,138	641,902
Information Technology	219,656	213,936
CIP	56,901	39,065

Total	$1,171,908	$1,165,082

	Accumulated Depreciation
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Buildings and Improvements	$99,449	$107,960
Machinery and Equipment	400,517	391,880
Information Technology	175,086	156,422

Total	$675,052	$656,262

	Net
Asset Type	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Land	$25,467	$27,998
Buildings and Improvements	135,297	134,221
Machinery and Equipment	234,621	250,022
Information Technology	44,570	57,514
CIP	56,901	39,065

Total	$496,856	$508,820

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by operating segment for 2008 and 2007 is as follows:

(DOLLARS IN THOUSANDS)	Amount

Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Gross carrying value	$165,406	$165,406
Accumulated amortization	104,305	98,152

Total	$61,101	$67,254

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $6 million, $13 million and $15 million, respectively; estimated annual amortization is $6 million in 2009 and $6 million in each year from 2010 to 2013.

NOTE 5.	OTHER ASSETS

Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Pension assets	$98,815	$111,400
Other	105,830	108,079

Total	$204,645	$219,479

NOTE 6.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Workers compensation and general liability	$22,383	$28,900
Interest payable	21,569	19,764
Current pension and other retiree accruals	6,961	15,531
Rebates and incentives	5,490	11,822
Commissions and professional fees payable	7,452	9,825
Other	93,476	84,036

Total	$157,331	$169,878

NOTE 7.	SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases covering the facilities disposed of. The leases are classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases,” and the gains realized have been deferred and are being credited to

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income over the initial lease term. Such deferred gains totaled $62 million and $65 million at December 31, 2008 and 2007, respectively, of which $59 million and $62 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.	BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2008	2007

Bank borrowings and overdrafts			$51,982	$35,671
Current portion of long-term debt	5.89%		50,000	116,802

Total current debt			101,982	152,473

Senior Notes — 2007	6.38%	2017-27	500,000	500,000
Senior Notes — 2006	6.06%	2011-16	325,000	375,000
Bank borrowings	3.21%	2012	141,575	169,057
Japanese Yen loan — 2008	2.21%	2011	149,758	—
Japanese Yen notes	2.81%	2011	20,422	15,927
Other			24	33
Deferred realized gains on interest rate swaps			16,893	151

Total long-term debt			1,153,672	1,060,168

Total debt			$1,255,654	$1,212,641

Commercial paper issued by us generally has terms of 30 days or less; there were no outstanding commercial paper borrowings at December 31, 2008 or 2007.

In November 2008, we entered into a credit agreement denominated in Japanese Yen in the original principal amount of ¥13.3 billion due on November 21, 2011 (“Japanese Yen Loan — 2008”). We used the proceeds of this loan to repay our then existing 2.400% (Japanese Yen) Guaranteed Senior Notes, Series A, which matured on such date. The Japanese Yen Loan — 2008 bears interest at a rate based on the TIBOR (Tokyo InterBank Offering Rate) plus an applicable margin as determined based on our credit rating.

In 2005, IFF, including certain subsidiaries, entered into a revolving credit agreement (the “Facility”) with certain banks. The Facility provides for a five-year US $350 million (“Tranche A”) and Euro 400 million (“Tranche B”) multi-currency revolving credit facility. Tranche A is available to IFF for commercial paper backstop and general corporate purposes; Tranche B is available to both IFF and the European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (London InterBank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European InterBank Offer Rate) plus a margin, currently 20 basis points, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. As permitted by the Facility, in 2007, the termination dates were extended by one year until November 23, 2012. The Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. We have complied with this covenant at all times. As the Facility is a multi-year revolving credit agreement, we classify the portion we expect to have outstanding longer than 12 months as long-term debt. At December 31, 2008, approximately $142 million of bank borrowings on the Tranche B was classified as long-term debt, and the remaining $38 million was classified as current portion of long-term debt.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term bank loans primarily in the form of overdrafts, in addition to the Facility, were outstanding in several countries and averaged $19 million in 2008, compared with $26 million in 2007. The highest levels were $52 million in 2008, $66 million in 2007, and $31 million in 2006. The 2008 weighted average interest rate of these bank loans, based on balances outstanding at the end of each month, was 4.8% and the average rate on balances outstanding at December 31, 2008 was 6.0%. These rates compare with 4.6% and 5.1%, respectively, in 2007, and 3.9% and 4.7%, respectively, in 2006.

On September 27, 2007, we issued $500 million of Senior Unsecured Notes (“Senior Notes — 2007”) in four series under the Note Purchase Agreement (“NPA”): (i) $250 million in aggregate principal amount of 6.25% Series A Senior Notes due September 27, 2017, (ii) $100 million in aggregate principal amount of 6.35% Series B Notes due September 27, 2019, (iii) $50 million in aggregate principal amount of 6.50% Series C Notes due September 27, 2022, and (iv) $100 million in aggregate principal amount of 6.79% Series D Notes due September 27, 2027. Proceeds of the offering were used primarily to fund an accelerated repurchase of IFF stock.

In 2006, we issued $375 million of Senior Unsecured Notes (“Senior Notes - 2006”) in four series under another NPA: (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013, and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the offering were used primarily to repay commercial paper borrowings used to fund our maturing debt.

Maturities on debt outstanding at December 31, 2008 are: 2009, $102 million; 2011, $270 million; 2012, $141 million; 2013, $100 million; 2014 and thereafter, $625 million. There is no debt maturing in 2010. The estimated fair value of our long-term debt at December 31, 2008 and 2007 approximated the recorded value, except that our Senior Notes — 2007 had an estimated fair value of approximately $450 million at December 31, 2008. The fair value of our long-term debt was calculated using discounted cash flows applying interest rates of recent issuances of debt with similar terms and maturities for companies with comparable credit risk.

In 2002, we entered into certain interest rate swap agreements effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen TIBOR rate plus a markup. These swaps were designated as qualified fair value hedges. Prior to 2006 we amended the swaps and the counterparty paid us amounts aggregating $4 million, including accrued interest. Such gains have been deferred and are being amortized over the remaining term of the debt. In November 2008, the portion of these swaps related to the 13.3 billion Yen notes refinanced expired.

In March 2008, we realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $17 million at December 31, 2008.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	INCOME TAXES

Earnings before income taxes consisted of the following:

(DOLLARS IN THOUSANDS)	2008	2007	2006

U.S. loss before taxes	$(90,819)	$(53,159)	$(31,309)
Foreign income before taxes	371,341	381,843	344,591

Total income before taxes	$280,522	$328,684	$313,282

The income tax provision consisted of the following:

(DOLLARS IN THOUSANDS)	2008	2007	2006

Current
Federal	$(8,363)	$9,315	$2,869
State and local	(94)	(1,417)	4,240
Foreign	52,090	80,001	92,096

	43,633	87,899	99,205

Deferred
Federal	1,634	(13,648)	(10,080)
State and local	(1,766)	(1,047)	(747)
Foreign	7,393	8,352	(1,596)

	7,261	(6,343)	(12,423)

Total income taxes	$50,894	$81,556	$86,782

A reconciliation between the U.S. Federal statutory income tax rate to our actual effective tax rate follows:

	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(16.0)	(9.2)	(8.4)
State and local taxes	(0.7)	(0.6)	1.1
Other, net	(0.2)	(0.4)	—

Effective tax rate	18.1%	24.8%	27.7%

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. The 2008 and 2007 effective tax rates were also favorably impacted by the reversals of previously established tax accruals of $26 million and $10 million, respectively; such accruals were no longer required based on rulings obtained from applicable non-U.S. tax jurisdictions.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred tax assets and liabilities included on the balance sheet are as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2008	2007

ASSETS
Employee and retiree benefits	$115,672	$83,500
Credit and net operating loss carryforwards	180,038	181,400
Property, plant and equipment	2,235	8,356
Other, net	40,742	7,566

Gross deferred tax assets	338,687	280,822
Valuation allowance	(178,921)	(171,600)

Total deferred tax assets	159,766	109,222
LIABILITIES
Trademarks and other	(14,299)	(14,900)

Total net deferred tax assets	$145,467	$94,322

Total deferred tax assets in 2007 of $94 million is less than the $145 previously reported as $19 million was reclassed to Prepaid expenses and the remaining $32 million to Other Assets. See Note 1 to the Consolidated Financial Statements, “Reclassifications and Revisions,” for additional information.

In 2007, as a result of adopting the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” we recognized a $1 million increase in other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings. Also as prescribed by FIN 48, certain tax related amounts in the Consolidated Balance Sheet are classified differently than in prior periods. Amounts receivable from various tax jurisdictions have been reclassified to Other liabilities.

A reconciliation of the total of unrecognized tax benefits at the beginning and end of 2007 and 2008 is as follows:

(DOLLARS IN THOUSANDS)	2007	2008

Balance of unrecognized tax benefits at beginning of year	$71,968	$80,645
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	7,941	4,265
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(5,756)	(2,200)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	13,117	8,394
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(6,549)	(31,877)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(76)	(1,611)

Balance of unrecognized tax benefits at end of year	$80,645	$57,616

The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $57 million.

We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At December 31, 2008 and 2007, we had accrued $8 million and $9 million, respectively, of interest and penalties classified as Other liabilities.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating loss carryforwards were $172 million and $169 million at December 31, 2008 and 2007, respectively. If unused, $2 million will expire between 2009 and 2028. The remainder, totaling $170 million, may be carried forward indefinitely. Tax credit carryforwards were $8 million and $12 million at December 31, 2008 and December 31, 2007, respectively. If unused, the credit carryforwards will expire between 2009 and 2028.

Of the $180 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2008, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a $172 million and $6 million valuation allowance has been established against these deferred tax assets, respectively.

Tax benefits credited to Shareholders’ equity totaled less than $1 million and $7 million for 2008 and 2007, respectively.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $683 million of undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. Any additional U.S. taxes payable on the remaining foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

We have several tax audits in process and have open tax years with various significant taxing jurisdictions that range primarily from 2002 to 2007. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 10.	SHAREHOLDERS’ EQUITY

In July 2007, our Board authorized us to repurchase up to 15% or $750 million worth of our then outstanding common stock, whichever is less (the “July 2007 Plan”). In September 2007, under the July 2007 Plan, we entered into two agreements to purchase shares of our common stock under a $450 million accelerated share repurchase (“ASR”) program. The ASR concluded in June 2008. Total aggregate shares repurchased under the ASR program were 9.7 million shares at an average purchase price of $46.53 per share.

On March 9, 2000, we adopted a shareholder protection rights agreement (the “Rights Agreement”) and declared a dividend of one right on each share of common stock outstanding on March 24, 2000 or issued thereafter.

Under the Rights Agreement, as amended, until a person or group acquires 15% or more of our common stock or commences a tender offer that would result in such person’s or group’s owning 15% or more, the rights are evidenced by the common stock certificates, automatically trade with the common stock and are not exercisable.

Thereafter, if we are involved in a merger or sell more than 50% of our assets or earnings power, each right entitles its holder to purchase a certain number of shares for a specified exercise price. Also, under certain circumstances, our Board has the option to redeem or exchange one share of common stock for each right. Finally, in the event a new Board is elected in a successful proxy contest, (i) the rights may not be redeemed and no business combination with us can be effected for 180 days thereafter unless certain procedures are followed to ensure (A) that steps are taken to maximize shareholder value, or (B) that any decision to redeem the rights, if challenged, would meet an “entire fairness” test; and (ii) the Rights Agreement may not be amended during such 180-day period. To establish “entire fairness” in connection with a redemption, the new Board must be able to demonstrate that all aspects of the redemption decision were fair, including the redemption procedure and the financial terms of the redemption. The Rights Agreement expires in March 2010.

Dividends declared per share were $0.96, $0.88 and $0.765 in 2008, 2007 and 2006, respectively.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	STOCK COMPENSATION PLANS

We have various equity plans under which our officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of equity-based awards. Beginning in 2004, we granted Restricted Stock Units (“RSU’s”) as the principal element of our equity compensation for all eligible U.S.-based employees and a majority of eligible overseas employees. Vesting of the RSU’s for officers and senior management has been performance and time based, and for the remainder of eligible employees, vesting is solely time based; the vesting period is primarily three years from date of grant. For a small group of employees, primarily overseas, we continue to grant stock options.

On January 1, 2006, we adopted FAS 123(R), and thereby recognized the cost of all employee stock options on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income for 2008, 2007 and 2006 was $17 million ($11 net of tax), $18 million ($12 net of tax), $18 million ($12 net of tax), respectively.

Under our 2000 Stock Award and Incentive Plan (“2000 SAIP”) the issuance of 9 million shares was authorized by the Board and approximately 2 million shares available under a previous plan were rolled into the 2000 SAIP making the total number of available shares approximately 11 million to satisfy awards. At December 31, 2008, 3,346,043 shares were subject to outstanding awards and 988,188 shares remained available for future awards.

In 2006, our Board approved a Long-Term Incentive Plan (“LTIP”) for senior management under our 2000 SAIP for the years 2006 – 2008 (“Cycle VI”). Under Cycle VI, each participant has a range of awards that would be paid out 50% in cash and 50% in IFF stock at the end of the three-year cycle. The portion that would be paid in equity would not be determined until the end of the LTIP cycle. Because the number of shares is not fixed at the time of the award we account for these awards as liability based awards and recognize compensation expense on a straight-line basis over the three-year period based on the fair value of our stock at the end of each year and the expected payout based on the percent of performance achieved to date. Cycle VI concluded at the end of 2008 and an aggregate 116,247 shares of common stock were issued in February 2009.

Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock at the end of the three-year cycle and provides for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. These awards are earned based on the achievement of defined EPS targets and our performance ranking of total shareholder return as a percentile of the S&P 500. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price on the date the grant is approved by the Board. Because the award vests over the three-year cycle, the graded-vesting attribution method is used to recognize compensation expense over the cycle.

In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management under our 2000 SAIP. Under the Program, eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) Purchase Restricted Stock (“PRS”), (2) Stock Settled Appreciation Rights (“SSAR’s”) or (3) RSU’s. The balance of employees who are not eligible under the Program receive RSU’s or, as noted above, options.

Purchase Restricted Stock

PRS provides for the participant to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares vest on the third anniversary of the grant date, are subject to employment and other specified conditions, and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSU’s

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide no such rights. We issued 102,812 shares of PRS in 2008 for an aggregate purchase price of $2 million and 209,920 shares in 2007 for $5 million.

Stock Options and SSAR’s

Stock options granted vest in periods ranging from one to three years and have a maximum term of ten years. SSAR’s become exercisable on the third anniversary of the grant date and have a maximum term of seven years. We awarded 299,307 SSAR’s and no stock options in 2008. In 2007 we awarded stock options and SSAR’s of 188,000 and 66,493, respectively.

We use the Binomial lattice-pricing as our valuation model for estimating the fair value of options granted. In applying the Binomial model, we utilize historical information to estimate expected term and forfeitures within the model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of primarily ten years for options and seven years for SSAR’s. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common stock over the calculated expected term. We anticipate paying cash dividends in the future and therefore use an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation.

Principal assumptions used in applying the Binomial model in 2008, 2007 and 2006 were:

	2008	2007	2006

Risk-free interest rate	3.2%	4.7%	5.0%
Expected volatility	25.7%	21.7%	21.7%
Expected dividend yield	2.2%	1.6%	2.1%
Expected life, in years	5	5	5
Termination rate	0.46%	0.40%	0.94%
Exercise multiple	1.52	1.35	1.47

Stock option and SSAR activity was as follows:

		Weighted	Options/
	Shares Subject to	Average Exercise	SSAR’s
(SHARE AMOUNTS IN THOUSANDS)	Options/SSAR’s	Price	Exercisable

Balance at December 31, 2007	2,491	$35.66	1,725
Granted	299	40.19
Exercised	(147)	31.35
Cancelled	(221)	35.60

Balance at December 31, 2008	2,422	$35.86	1,625

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average exercise price of our options and SSAR’s exercisable at December 31, 2008, 2007 and 2006 were $33.48, $33.21, and $32.75, respectively. The following tables summarize information concerning currently outstanding and exercisable options and SSAR’s:

Stock options and SSAR’s outstanding at December 31, 2008 were as follows:

		Weighted Average
	Number	Remaining	Weighted	Aggregate
	Outstanding	Contractual Life	Average	Intrinsic Value
Price Range	(in thousands)	(in years)	Exercise Price	(in thousands)

$15-$25	1	1.9	$17.94
$26-$30	511	3.7	29.22
$31-$35	1,080	4.5	33.67
$36-$40	281	6.2	37.46
$41-$45	344	6.3	42.18
$46-$55	205	8.4	51.45

	2,422		$35.86	$714

Stock options and SSAR’s exercisable as of December 31, 2008 were as follows:

		Weighted Average
	Number	Remaining	Weighted	Aggregate
	Outstanding	Contractual Life	Average	Intrinsic Value
Price Range	(in thousands)	(in years)	Exercise Price	(in thousands)

$15-$25	1	1.9	$17.94
$26-$30	511	3.7	29.22
$31-$35	836	3.6	33.22
$36-$40	164	5.3	38.51
$41-$45	60	6.2	42.12
$46-$55	53	8.4	51.35

	1,625		$33.48	$714

The weighted average grant date fair value of options and SSAR’s granted during 2008, 2007 and 2006 were $9.93, $11.50 and $7.66, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 totaled $2 million, $23 million, and $35 million, respectively.

As of December 31, 2008, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options and SSAR awards granted; such cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of outstanding vested shares during the years ended December 31, 2008, 2007 and 2006 was $14 million, $16 million and $26 million, respectively.

Restricted Stock and Units

We may grant restricted shares and RSU’s to eligible employees. Such restricted shares and RSU’s are subject to forfeiture if certain employment conditions are not met. RSU’s generally vest 100% at the end of three years with no performance criteria; however, RSU’s granted to all officers and senior management in 2005 contained a performance restriction since achieved and vested at the end of their three-year term. The fair value of the RSU’s is equal to the market price of our stock at date of grant and is amortized to expense ratably over the vesting period.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock and RSU activity was as follows:

		Weighted-Average
	Number of	Grant Date Fair
(SHARE AMOUNT IN THOUSANDS)	Shares	Value Per Share

Balance at December 31, 2007	1,290	$42.81
Granted	459	34.40
Vested	(279)	36.23
Forfeited	(62)	36.61

Balance at December 31, 2008	1,408	$33.34

The total fair value of RSU’s which vested during the year ended December 31, 2008 was $10 million.

As of December 31, 2008, there was $16 million of total unrecognized compensation cost related to non-vested RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 2.3 years.

Pre-tax compensation expense for the year ended December 31, 2006 included a cumulative effect gain of $1 million from the adoption of FAS 123(R), which was recorded in operating expenses.

NOTE 12.	SEGMENT INFORMATION

We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The Fragrance business unit, is comprised of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.

We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. In addition, in the year ended December 31, 2008 Global expenses include approximately $2 million of implementation costs related to the global shared service project, $3 million for employee separation costs and $10 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. In the year ended December 31, 2007, Global expenses include a pension curtailment charge of $6 million. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.

Our reportable segment information follows:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2008	2007	2006

Net sales
Flavors	$1,092,544	$1,005,544	$894,775
Fragrances	1,296,828	1,271,094	1,200,615

Consolidated	$2,389,372	$2,276,638	$2,095,390

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2008	2007	2006

Operating income (expense)
Flavors	$197,838	$187,275	$153,099
Fragrances	198,681	209,812	212,240
Global Expenses	(44,786)	(26,976)	(18,485)

Consolidated operating income	$351,733	$370,111	$346,854
Interest expense	(74,008)	(41,535)	(25,549)
Miscellaneous other income (expense) (1)	2,797	108	(8,023)

Income before taxes	$280,522	$328,684	$313,282

(1)	Miscellaneous other income (expense) does not agree to the amounts on the Consolidated Statement of Income as gains on assets are included in the operating income of the business segments.

	At December 31,
(DOLLARS IN THOUSANDS)	2008	2007

Segment assets
Flavors	$1,131,783	$1,005,423
Fragrances	1,390,979	1,301,554
Global Assets	227,151	419,337

Consolidated Segment assets	$2,749,913	$2,726,314

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2008	2007	2006	2008	2007	2006

Flavors	$31,858	$24,794	$19,175	$29,816	$33,468	$35,785
Fragrances	50,523	36,335	34,689	44,203	47,668	52,652
Unallocated assets	3,014	4,485	4,418	1,967	1,652	1,296

Consolidated	$85,395	$65,614	$58,282	$75,986	$82,788	$89,733

	Net Sales
(DOLLARS IN MILLIONS)	2008	2007	2006

Geographic Areas
EAME(1)	$898	$850	$758
North America	601	630	612
Greater Asia	556	491	439
Latin America	334	306	286

Total	$2,389	$2,277	$2,095

(1)	Europe, Africa and Middle East

Net sales to external customers are attributed to individual regions based upon the destination of product delivery. Total long-lived assets consist of net property, plant and equipment and net intangible assets and amounted to $1,224 million, $1,242 million and $1,241 million at December 31, 2008, 2007 and 2006, respectively. Of this total $847 million, $850 million, and $867 million were located in the United States. Sales to one customer

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for 11% of total sales in 2008 and 2007. No single customer accounted for more than 10% of our sales in 2006.

NOTE 13.	POSTRETIREMENT BENEFITS

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

We sponsor a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, we match 100% of participants’ contributions up to 4% of compensation and 75% of participants’ contributions from over 4% to 8%. Employees that are still eligible to accrue benefits under the defined benefit plan are limited to a 50% match up to 6% of the participants’ compensation.

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

The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

In 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated other comprehensive income AOCI in Shareholders’ equity.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost
Service cost for benefits earned	$4,569	$10,312	$9,941	$10,266	$11,633	$12,739
Interest cost on projected benefit obligation	23,883	23,953	21,716	36,270	35,595	29,391
Expected return on plan assets	(25,101)	(24,266)	(21,919)	(51,256)	(52,604)	(39,767)
Net amortization and deferrals	4,618	6,590	7,436	3,020	6,071	8,753
Settlement and curtailment	—	5,943	—	—	—	—

Expense	7,969	22,532	17,174	(1,700)	695	11,116
Defined contribution and other retirement plans	6,220	4,923	3,527	4,367	4,086	3,526

Total pension expense	$14,189	$27,455	$20,701	$2,667	$4,781	$14,642

Changes in plan assets and benefit obligations recognized in AOCI
Net actuarial gain	$116,274			$29,264
Actuarial loss	(4,164)			(2,361)
Prior service cost	(1)			(570)
Initial net asset	—			(89)
Currency translation adjustment	—			(26,338)

Total recognized in AOCI (before tax effects)	$112,109			$(94)

The amounts expected to be recognized in net periodic cost in 2009 are:

			Postretirement
(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Benefits

Loss recognition	$5,868	$2,431	$2,459
Prior service cost recognition	471	509	(4,719)
Net initial obligation/(asset) recognition	—	(102)	—

Weighted-average Actuarial	U.S. Plans			Non-U.S. Plans
Assumption Used to Determine Expense	2008	2007	2006	2008	2007	2006

Discount rate	6.10%	6.00%	5.75%	5.78%	4.95%	4.57%
Expected return on plan assets	8.25%	8.25%	8.25%	7.02%	7.06%	6.99%
Rate of compensation increase	4.00%	3.75%	3.75%	2.98%	2.54%	2.46%

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007	2008	2007

Benefit obligation at beginning of year	$394,954	$378,670	$661,372	$680,950	$118,487	$104,495
Service cost for benefits earned	4,569	10,312	10,266	11,633	2,694	2,628
Interest cost on projected benefit obligation	23,883	23,953	36,270	35,595	7,079	5,869
Actuarial (gain) loss	1,963	16,525	(77,117)	(72,582)	3,915	(5,980)
Plan amendments	453	—	—	—	(20,582)	—
Adjustments for expense/tax contained in service cost	—	—	(1,730)
Plan participants’ contributions	—	—	2,242	2,040	1,093	1,087
Benefits paid	(20,920)	(19,903)	(27,564)	(27,925)	(6,851)	(5,402)
Medicare Rx subsidy	—	—	—	—	331	240
Curtailments	—	(14,603)	—	—	—	—
Translation adjustments	—	—	(104,735)	31,661	—	—

Benefit obligation at end of year	$404,902	$394,954	$499,004	$661,372	$106,166	$102,937

Fair value of plan assets at beginning of year	$349,231	$336,057	$756,027	$694,295
Actual return on plan assets	(89,210)	29,397	(56,858)	39,120
Employer contributions	9,050	3,680	22,279	18,680
Participants’ contributions	—	—	2,242	2,040
Benefits paid	(20,920)	(19,903)	(27,564)	(27,925)
Translation adjustments	—	—	(121,240)	29,817

Fair value of plan assets at end of year	$248,151	$349,231	$574,886	$756,027

Funded status at end of year	$(156,751)	$(45,723)	$75,882	$94,655

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Amounts recognized in the balance sheet:
Non-current assets	$—	$—	$98,815	$111,400
Current liabilities	(2,738)	(2,586)	(610)	(667)
Non-current liabilities	(154,013)	(43,137)	(22,323)	(16,078)

Net amount recognized	$(156,751)	$(45,723)	$75,882	$94,655

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007	2008	2007

Amounts Recognized in AOCI consist of:
Net actuarial loss	$153,791	$41,682	$98,199	$97,437	$39,667	$38,033
Prior service cost (credit)	3,007	3,007	605	1,425	(38,597)	(21,020)
Unrecognized net initial obligation	—	—	(102)	(66)	—	—

Total AOCI (before tax effects)	$156,798	$44,689	$98,702	$98,796	$1,070	$17,013

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2008	2007	2008	2007

Accumulated Benefit Obligation — end of year	$393,284	$374,732	$475,189	$628,728

Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$404,902	$48,550	$43,991	$22,370
Accumulated benefit obligation	393,284	44,422	38,475	19,876
Fair value of plan assets	248,151	5,568	21,058	5,625

Weighted-average assumptions used to determine obligations at December 31
Discount rate	6.00%	6.10%	6.11%	5.78%
Rate of compensation increase	3.50%	4.00%	2.56%	2.98%

Percentage of assets invested in:	2008	2007	2008	2007

Equities	70%	76%	25%	34%
Bonds	7%	7%	57%	41%
Property	n/a	n/a	14%	13%
Other investments	23%	17%	4%	12%

			Postretirement
(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Benefits

Estimated Future Benefit Payments
2009	$20,928	$23,351	$5,017
2010	22,084	24,816	5,400
2011	23,023	28,199	5,724
2012	24,681	28,274	5,998
2013	25,897	27,994	6,390
2014-2018	149,612	154,648	37,309

Contributions
Required Company Contributions in the Following Year (2009)	$2,819	$14,460	$5,017

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current benchmark allocation, real rates of return by asset class and an anticipated inflation rate. The benchmark asset allocation was 10 — 20% employed in cash and fixed income investments expected to yield

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.0%; 10 — 20% employed in corporate and government bonds expected to yield 2.1%; and 65 — 75% in equity investments with a long-term expected yield of 8.5 — 9.3%. The inflation rate assumed in the model was 2.5%. The U.S. plan has employed a similar asset allocation strategy for the prior 20 years and has achieved a compounded annual return of approximately 9% during this period. The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The discount rate used for determining future pension obligations for each individual plan is based on a review of long-term bonds that receive a high rating from a recognized rating agency. Additionally, for the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aa3-rated bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase is based on plan experience.

In 2008, the percentage of assets held in equities decreased primarily as a result of the performance of the equity investment portfolio. There has been no change in our long-term allocation.

Equity investments include our common stock valued at $9 million (4% of total plan assets) and $14 million (4% of total plan assets) at December 31, 2008 and 2007, respectively.

Total non-U.S. plan assets consist of a blend of various asset mixes defined by each plan’s liability profile and country or statutory requirements. Each plan maintains an investment policy appropriate to meet its benefit obligations.

The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2008	2007	2008	2007

Discount rate	6.10%	6.00%	6.00%	6.10%
Current medical cost trend rate	8.00%	9.00%	8.00%	8.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2013	2013	2014	2013

	Sensitivity of Disclosures to Changes in Selected Assumptions
				25 BP Decrease
	25 BP Decrease		25 BP Decrease	in Long Term
	in Discount Rate		in Discount Rate	Rate of Return
	Change in	Change in	Change in	Change in
(DOLLARS IN THOUSANDS)	PBO	ABO	Pension Expense	Pension Expense

U.S. Pension Plans	$10,304	$9,840	$708	$732
Non-U.S. Pension Plans	$19,953	$18,629	$1,099	$1,437
Postretirement Benefit Plan	N/A	$3,273	$195	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $6 million and $2 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6 million and $1 million, respectively.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the expected benefit payments including payments under the split dollar life insurance.

(DOLLARS IN THOUSANDS)

Expected Benefit Payments
2009	$5,017
2010	5,400
2011	5,724
2012	5,998
2013	6,390
2014 - 2018	37,309

We contributed $6 million and $22 million to our qualified U.S. pension plans and non-U.S. pension plans in 2008. In addition, $4 million of benefit payments were made with respect to the U.S. non-qualified plan.

The global credit crisis has significantly increased volatility in the financial markets. The financial returns of our investment trusts during 2008 have been in-line with the markets by asset class. We had little exposure to financial equities and had no direct investments in sub-prime related assets. We do not expect the recent market declines to have a significant impact on our overall funding position or the timing and level of contributions.

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

Fair Value

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

Determination of Fair Value

When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $56 million at December 31, 2008.

The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements of FAS 157. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan. The annual notional value of this swap is approximately $5 million. As of December 31, 2008, the cash flow hedge experienced no ineffectiveness and therefore no net gain or loss is recognized in earnings during the reporting period. In addition, no component of the derivative instruments’ gain or loss is excluded from the assessment of hedge effectiveness. Interest income on the periodic settlement and the foreign exchange gain/loss on the closed out portion of the hedge is recorded in current income. Any gain or loss on the hedge is offset by a corresponding change in the receivable/revenue exchange rate. The gain or loss in the change in fair value of the remaining hedge balance outstanding is marked to market in AOCI as a hedge of forecasted future cash flow and released month by month through earnings over the ten-year period of the hedge.

We employ various interest rate swaps and debt issuances with the objective of managing and optimizing our interest rate exposure. In September 2007, we entered into a $250 million interest rate swap agreement effectively converting the fixed rate on our long-term U.S. dollar borrowings to a variable short-term rate based on USD LIBOR rate plus markup. In March 2008, we realized an $18 million gain on termination of this swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. During 2008, we entered into a similar interest rate swap and then in October 2008 we liquidated this position at no cost.

In September 2007 and January 2006, we entered into a $250 million and a $300 million Cross Currency Interest Rate Swap, respectively, to hedge a portion of our consolidated EUR net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually. Because the derivatives are structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will be recorded to AOCI until the Euro net investment is divested. In October 2008, we closed out the $250 million USD LIBOR to EURIBOR interest rate swap at no cost. In February 2009 we terminated the $300 million USD LIBOR to EURIBOR interest rate swap which required us to make a payment of $16 million.

In 2002, we entered into certain interest rate swap agreements effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Japanese Yen TIBOR rate plus an interest markup. These swaps are designated as qualified fair value hedges. During 2003 and 2005, we amended the swaps and the counterparty paid us $3 million and $1 million, respectively, including accrued interest. Such gains have been deferred, classified as a separate component of debt and are amortized over the remaining term of the debt. In November 2008, the portion of these swaps related to the 13.3 billion Yen notes refinanced expired. As of December 31, 2008, the remaining fair value hedge experienced no ineffectiveness; therefore no net gain or loss is recognized in earnings during the reporting period. In addition, no component of the derivative instruments’ gain or

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss is excluded from the assessment of hedge effectiveness. Interest income on the periodic settlement and reset of the floating interest rate is recorded in current income and the gain or loss in the change in fair value of the underlying debt attributable to the hedge risk adjusts the carrying amount of the hedged debt and is reflected as a component of income.

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

Minimum rental commitments under non-cancelable operating leases are $26 million in 2009, $24 million in 2010, $21 million in 2011, $19 million in 2012, $17 million in 2013 and from 2014 and thereafter through 2030, the aggregate lease obligations are $179 million. The corresponding rental expense amounted to $28 million, $27 million and $25 million in 2008, 2007 and 2006, respectively. None of our leases contain step rent provisions or escalation clauses and they do not require capital improvement funding.

We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of 18 actions involving 392 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During 2008, there have been 9 new actions filed involving 73 claimants and 7 actions involving 23 claimants have been dismissed or settled for a net out-of-pocket amount which is not material to us including insurance recovery. In addition, 338 claimants were voluntarily dismissed from continuing cases based on a determination that their claims lacked merit.

At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under insurance policies with respect to all these matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued are also based upon our historical experience with these claims, including claims which have been closed with no liability as well as claims settled to date. Settled claims, since the inception of the flavor-related claims, have not been material to us in any reporting period including insurance recovery. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. We are not able to provide an amount or range of estimated loss in excess of the liability currently accrued at the balance sheet date as to asserted and unasserted claims because such estimate cannot reasonably be made.

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

We periodically assess our insurance coverage for all known claims, taking into account aggregate coverages by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with insurers.

We record the expected liability with respect to these claims in Other liabilities and expected recoveries from our insurance carrier group in Other assets. We believe that realization of the insurance receivable is probable due to the terms of the insurance policies and the payment experience to date of the carrier group as it relates to these claims.

Over the past approximately 20 years, various federal and state authorities and private parties have claimed that we are a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At December 31, 2008, we estimated our share of the total future costs for these sites to be less than $5 million.

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

(a)(3) EXHIBITS

Number

3	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002 (SEC file number reference 001-04858)
3	(ii)	By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on February 9, 2009
4.1		Shareholder Protection Rights Agreement, dated as of March 21, 2000, between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 10-K filed on March 13, 2006
4	.1a	First Amendment dated September 26, 2000, to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4.1a to Registrant’s Report on Form 10-K filed on March 13, 2006
4	.1b	Letter Agreement between the Registrant and Wachovia Bank, National Association (“Wachovia”), dated as of October 31, 2002, appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement, dated as of March 21, 2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a) to Registrant’s Report on Form 10-Q filed on November 12, 2002 (SEC file number reference 001-04858)
4.2		Specimen Certificate of Registrant’s Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000. (Reg. No. 333-46932)
4.3		Note Purchase Agreement, dated as of July 12, 2006, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on July 13, 2006
4.4		Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 to Registrant’s Report on Form 8-K filed on July 13, 2006
4.5		Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on October 1, 2007
4.6		Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on October 1, 2007
4.7		Credit Agreement dated as of November 18, 2008 among International Flavors & Fragrances (Japan) Ltd., as Borrower, International Flavors & Fragrances Inc., as Guarantor, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on November 21, 2008
*10	.1	Letter Agreement, dated June 28, 2006, between Registrant and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer, incorporated by reference to Exhibit 10. 1 to Registrant’s Report on Form 8-K filed on June 29, 2006
*10	.2	Letter Agreement dated as of November 8, 2007 between James H. Dunsdon, Senior Vice President and Chief Transition Officer, and the Company, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on November 13, 2007
*10	.3	Compensation arrangements of Nicolas Mirzayantz and Hernan Vaisman, effective as of January 1, 2008, incorporated by reference to Registrant’s Report on Form 8-K filed on December 13, 2007
*10	.4	2008 Compensation Arrangements of Robert M. Amen, Douglas J. Wetmore, Nicolas Mirzayantz and Dennis M. Meany incorporated by reference to Registrant’s Report on Form 8-K filed on March 5, 2008
*10	.5	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008
*10	.6	Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on February 27, 2008
*10	.7	2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on February 27, 2008

Number

*10	.8	2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on February 27, 2008
*10	.9	Registrant’s Executive Death Benefit Plan, effective July 1, 1990, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on March 13, 2006
*10	.10	Registrant’s Vision 2001 Compensation Program, adopted by the Registrant’s Board of Directors on December 12, 2000 and amended in 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on January 28, 2005
*10	.11	Long Term Equity Choice Program Summary, incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed on March 10, 2006
*10	.12	Performance Criteria for the Registrant’s 2006-2008 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on March 10, 2006
*10	.13	Performance Criteria for the 2007-2009 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Registrant’s Report on Form 8-K filed on March 12, 2007
*10	.14	Performance Criteria for the 2008-2010 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Registrant’s Report on Form 8-K filed on February 1, 2008
*10	.15	Performance Criteria for the Registrant’s Annual Incentive Plan for 2008, incorporated by reference to Exhibit 10.1 to Registrant’s Report on form 8-K filed on March 5, 2008
*10	.16	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q filed on October 31, 2007
*10	.17	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007
*10	.18	Form of U.S. Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q filed on October 31, 2007
*10	.19	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q filed on October 31, 2007
*10	.20	Non-Employee Director Compensation Arrangements, adopted by the Company’s Board of Directors on March 6, 2007, incorporated by reference to Registrant’s Report on Form 8-K filed on March 12, 2007
*10	.21	Form of U.S. Performance-Based Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8b to Registrant’s Report on Form 8-K filed on October 7, 2004
*10	.22	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004
*10	.23	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004
*10	.24	Restated and Amended Executive Separation Policy as amended through and including December 31, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on July 30, 2008
*10	.25	1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K filed on March 13, 2006
*10	.26	Amendment to 1997 Employee Stock Option Plan as amended by Registrant’s Board of Directors on February 8, 2000, incorporated by reference to Exhibit 10.19 to Registrant’s Report on Form 10-K filed on March 13, 2006

Number

*10	.27	Resolutions Relating to Equity Awards as approved by the Board of Directors of the Registrant on January 29, 2007 incorporated by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K filed on February 23, 2007
*10	.28	Deferred Compensation Plan adopted by Registrant’s Board of Directors on December 12, 2000 as amended and restated through December 9, 2008
*10	.29	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006
*10	.30	Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, Wachovia Bank, N.A. (formerly First Union National Bank) and Buck Consultants LLC (formerly Buck Consultants Inc.), incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2005
*10	.31	1990 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K filed on March 13, 2006
*10	.32	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004
*10	.33(a)	Director Charitable Contribution Program, adopted by the Board of Directors on February 14, 1995, incorporated by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K filed on March 13, 2006
*10	.33(b)	Summary of director charitable contribution arrangement between the Registrant and Arthur C. Martinez incorporated by reference to Exhibit 10.33(b) to Registrant’s Report on Form 10-K filed on February 27, 2008
*10	.34	Resolutions approving Non-Employee Directors’ Annual Stock Grant Program, adopted by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932)
*10	.35	Separation Agreement dated July 22, 2008 between Registrant and Douglas J. Wetmore, former Senior Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on July 28, 2008
10.36		Multi-currency Revolving Credit Facility Agreement, dated November 23, 2005, among the Registrant, International Flavors & Fragrances (Luxembourg) S.A.R.L., certain subsidiaries, the banks named therein, including Citigroup Global Markets Limited, Fortis Bank S.A./N.V., Bank of America N.A., Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, ING Bank N.V., J.P. Morgan Chase and Wachovia Bank, National Association, as mandated lead arrangers, and Citibank International PLC, as Facility Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on November 29, 2005
10.37		Amendment Agreement dated September 17, 2007 to the Multicurrency Revolving Credit Facility Agreement dated November 23, 2005 among the Company, certain subsidiaries of the Company, and Citibank International PLC as agent on behalf of itself and others, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on October 31, 2007
10.38		Amendment dated September 27, 2007 (and confirmed on November 6, 2007) to the Multi-currency Revolving Credit Facility Agreement dated November 23, 2005, extending the Termination Date for an additional period of 365 days until 2012, incorporated by reference to Exhibit 10.40 to Registrant’s Report on Form 10-Q filed on February 27, 2008
10.39		Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 18, 2007
10.40		Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on September 18, 2007
21		List of Principal Subsidiaries
23		Consent of PricewaterhouseCoopers LLP

Number

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Richard A. O’Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Robert M. Amen and Richard A. O’Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Registrant)

By
/s/  Richard A. O’Leary
Richard A. O’Leary
Vice President, Corporate Development and
Interim Chief Financial Officer

Dated: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2009 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer:

/s/  Robert M. Amen
Robert M. Amen
Chairman of the Board and
Chief Executive Officer

Principal Financial and Accounting Officer:

/s/ Richard A. O’Leary
Richard A. O’Leary
Vice President, Corporate Development and Interim Chief Financial Officer

Directors:

/s/ Robert M. Amen
ROBERT M. AMEN

/s/  Margaret Hayes Adame
MARGARET HAYES ADAME

/s/  Günter Blobel
GÜNTER BLOBEL

/s/  Marcello Bottoli
MARCELLO BOTTOLI

/s/  Linda B. Buck
LINDA B. BUCK

/s/  J. Michael Cook
J. MICHAEL COOK

/s/  Peter A. Georgescu
PETER A. GEORGESCU

/s/  Alexandra A. Herzan
ALEXANDRA A. HERZAN

/s/  Henry W. Howell, Jr.
HENRY W. HOWELL, JR.

/s/  Katherine M. Hudson
KATHERINE M. HUDSON

/s/  Arthur C. Martinez
ARTHUR C. MARTINEZ

/s/  Burton M. Tansky
BURTON M. TANSKY

/s/  Douglas D. Tough
DOUGLAS D. TOUGH

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2008
		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Accounts	Translation	End of
	of Period	Expenses	Written Off	Adjustments	Period

Allowance for doubtful accounts	$11,694	$4,630	$3,932	$(1,236)	$11,156
Valuation allowance on credit and operating loss carryforwards	171,600	12,750	—	(5,429)	178,921

	$183,294	$17,380	$3,932	$(6,665)	$190,077

	For the Year Ended December 31, 2007
		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Accounts	Translation	End of
	of Period	Expenses	Written Off	Adjustments	Period

Allowance for doubtful accounts	$12,715	$1,369	$3,407	$1,017	$11,694
Valuation allowance on credit and operating loss carryforwards	141,200	16,818	—	13,582	171,600

	$153,915	$18,187	$3,407	$14,599	$183,294

	For the Year Ended December 31, 2006
		Additions
	Balance at	Charged to			Balance at
	Beginning	Costs and	Accounts	Translation	End of
	of Period	Expenses	Written Off	Adjustments	Period

Allowance for doubtful accounts	$14,821	$894	$4,050	$1,050	$12,715
Valuation allowance on credit and operating loss carryforwards	130,450	(3,767)	—	14,517	141,200

	$145,271	$(2,873)	$4,050	$15,567	$153,915

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.

INVESTOR INFORMATION

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on April 28, 2009 at 10:00 a.m., EDT.

IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 10, 2009, which will provide instructions as to how shareholders may access and review the proxy materials for the 2009 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company
59 Maiden Lane
New York, New York 10038
800-937-5449
www.amstock.com

LISTED

New York Stock Exchange

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

WEB SITE

www.iff.com