Form 10-Q
period 2009-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2009-04-30
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4858
INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Exact name of registrant as specified in its charter)

New York	13-1432060

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
521 West 57th Street, New York, N.Y. 10019-2960
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (212) 765-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of April 17, 2009: 78,692,641

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$87,589	$178,467
Short-term investments	328	361
Trade receivables	430,219	412,127
Allowance for doubtful accounts	(11,835)	(11,156)
Inventories: Raw materials	224,326	235,324
Work in process	9,675	10,975
Finished goods	218,281	233,268

Total Inventories	452,282	479,567
Deferred income taxes	15,519	23,695
Other current assets	77,955	78,007

Total Current Assets	1,052,057	1,161,068

Property, Plant and Equipment, at cost	1,144,359	1,171,908
Accumulated depreciation	(669,977)	(675,052)

	474,382	496,856

Goodwill	665,582	665,582
Intangible assets, net	59,562	61,101
Deferred income taxes	155,245	160,661
Other assets	212,804	204,645

Total Assets	$2,619,632	$2,749,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$90,465	$101,982
Accounts payable	95,303	114,997
Accrued payrolls and bonuses	27,726	40,456
Dividends payable	—	19,666
Restructuring and other charges	12,786	14,821
Other current liabilities	120,393	159,119

Total Current Liabilities	346,673	451,041

Other Liabilities:
Long-term debt	1,124,903	1,153,672
Deferred gains	57,875	58,632
Retirement liabilities	276,969	276,231
Other liabilities	167,619	229,695

Total Other Liabilities	1,627,366	1,718,230

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2009 and December 31, 2008; and outstanding 78,690,641 and 78,661,062 shares as of March 31, 2009 and December 31, 2008	14,470	14,470
Capital in excess of par value	113,585	106,073
Retained earnings	2,250,165	2,222,641
Accumulated other comprehensive loss	(297,659)	(325,105)

	2,080,561	2,018,079

Treasury stock, at cost - 37,071,199 shares as of March 31, 2009 and 37,100,778 shares as of December 31, 2008	(1,442,849)	(1,444,968)

Total Shareholders’ Equity	637,712	573,111

Noncontrolling interest	7,881	7,531

Total Shareholders’ Equity including noncontrolling interest	645,593	580,642

Total Liabilities and Shareholders’ Equity	$2,619,632	$2,749,913

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$559,630	$596,605

Cost of goods sold	337,430	351,123
Research and development expenses	50,189	52,056
Selling and administrative expenses	89,424	90,149
Amortization of intangibles	1,538	1,538
Restructuring and other charges	—	6,222
Interest expense	19,781	18,219
Other (income) expense, net	(1,162)	2,307

	497,200	521,614

Income before taxes on income	62,430	74,991
Taxes on income	15,233	19,043

Net income	47,197	55,948

Other comprehensive income:
Foreign currency translation adjustments	24,041	(32,474)
Accumulated gains (losses) on derivatives qualifying as hedges	1,581	(2,521)
Pension and postretirement liability adjustment	1,824	3,388

Comprehensive income	$74,643	$24,341

Net income per share — basic	$0.60	$0.69

Net income per share — diluted	$0.60	$0.69

Average number of shares outstanding — basic	78,195	80,296

Average number of shares outstanding — diluted	78,747	81,079

Dividends declared per share	$0.25	$0.23
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$47,197	$55,948
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	18,631	19,494
Deferred income taxes	5,985	21
(Gain) loss on disposal of assets	(809)	72
Equity based compensation	4,759	3,885
Changes in assets and liabilities:
Current receivables	(27,221)	(34,802)
Inventories	12,803	(4,897)
Current payables	(57,574)	(48,814)
Changes in other assets	(2,262)	(12,023)
Changes in other liabilities	(15,877)	28,757

Net cash (used in) provided by operations	(14,368)	7,641

Cash flows from investing activities:
Additions to property, plant and equipment	(7,644)	(11,966)
Purchase of investments	(198)	(3,784)
Termination of net investment hedge	(11,916)	—
Proceeds from disposal of assets	675	471

Net cash used in investing activities	(19,083)	(15,279)

Cash flows from financing activities:
Cash dividends paid to shareholders	(39,338)	(18,628)
Net change in bank borrowings and overdrafts	(7,264)	(36,568)
Proceeds from issuance of stock under stock-based compensation plans	347	2,314
Purchase of treasury stock	(1,967)	(29,995)

Net cash used in financing activities	(48,222)	(82,877)

Effect of exchange rate changes on cash and cash equivalents	(9,205)	(498)

Net change in cash and cash equivalents	(90,878)	(91,013)
Cash and cash equivalents at beginning of year	178,467	151,471

Cash and cash equivalents at end of period	$87,589	$60,458

Interest paid	$37,985	$38,031

Income taxes paid	$7,763	$10,268
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
          These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”). These interim statements are unaudited. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and March 31 are utilized consistently throughout these financial statements and notes to represent the period end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. Accounting Changes
Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 — FAS 160
          We adopted FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”) as of January 1, 2009 which requires us to classify our noncontrolling interest in consolidated subsidiaries (previously referred to as minority interest) as a separate component of shareholders’ equity. Through December 31, 2008, such noncontrolling interest had been included in Other liabilities in our Consolidated Balance Sheet. Any applicable (income) expense attributable to the noncontrolling interest is included in Other (income) expense, net in the accompanying Consolidated Statement of Income due to its immateriality and, as such, is not included separately in comprehensive income.
Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB No. 133 - SFAS No. 161
          We adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”) as of January 1, 2009. FAS 161 amends and expands the disclosure requirements of SFAS No. 133 by requiring enhanced disclosures regarding the objectives and strategies for using derivatives, how derivative instruments are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this statement had no impact on our financial position or results of operations. The additional disclosures required by this statement are included in Note 12.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
          We adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) as of January 1, 2009. FSP EITF 03-6-1 considers unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of basic earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share". The adoption of this FSP did not have a material impact on our Consolidated Financial Statements and is explained in detail in Note 3.
Note 2. Reclassifications:
          Certain reclassifications have been made to the prior periods’ financial statements to conform to 2009 classifications. In addition, as a result of the adoption of FAS 160 as discussed in Note 1 above, we reclassified Noncontrolling interest of $7.5 million from Other liabilities to a separate component of Shareholders’ Equity in the Consolidated Balance Sheet.
Note 3. Net Income Per Share:
          Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(Shares in thousands)	2009	2008
Basic	78,195	80,296
Assumed conversion under stock plan	552	783

Diluted	78,747	81,079

          Stock options and stock settled appreciation rights (“SSARs”) to purchase 2,268,159 and 331,593 shares were outstanding for the first quarter of 2009 and 2008, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
          Our PRS contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not reflect presentation of the two-class method as basic and diluted net income per share for both common shareholders and PRS shareholders was the same for each period and the number of PRS outstanding as of March 31, 2009 and 2008 was immaterial (0.6% of the total number of shares outstanding). Net income allocated to such PRS was approximately $0.3 million in each period. Diluted shares and net income per share for the three months ended March 31, 2008 have been adjusted to reflect the adoption of FSP EITF 03-6-1.
Note 4. Restructuring and Other Charges:
          The 2008 charge primarily related to employee separation expenses in connection with the implementation of a global shared service center and a performance improvement plan. Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee-
Related
Balance December 31, 2008	$14.8
Cash and other costs	(2.0)

Balance March 31, 2009	$12.8

          The balance of the employee-related liabilities is expected to be utilized by the end of 2010 as obligations are satisfied.
Note 5. Goodwill and Other Intangible Assets, Net:
          Goodwill by operating segment at March 31, 2009 and December 31, 2008 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

          Trademark and other intangible assets consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Gross carrying value	$165,406	$165,406
Accumulated amortization	105,844	104,305

Total	$59,562	$61,101

          Amortization expense for the three months ended March 31, 2009 and March 31, 2008 was $1.5 million for each period. Annual amortization is estimated to be $6 million in 2009 and $6 million in each year from 2010 through 2013.
Note 6. Comprehensive Income:
          Changes in the Accumulated other comprehensive income (loss) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	24,041	1,581	1,824	27,446

Balance March 31, 2009	$(125,805)	$(2,251)	$(169,603)	$(297,659)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	(32,474)	(2,521)	3,388	(31,607)

Balance March 31, 2008	$(65,464)	$(4,364)	$(106,126)	$(175,954)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2009	December 31, 2008
Bank borrowings and overdrafts			$40,465	$51,982
Current portion of long-term debt	5.89%		50,000	50,000

Total current debt			90,465	101,982

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	1.36%	2012	132,305	141,575
Japanese Yen loan - 2008	2.21%	2011	133,044	149,758
Japanese Yen notes	2.81%	2011	18,142	20,422
Other			17	24
Deferred realized gains on interest rate swaps			16,395	16,893

Total long-term debt			1,124,903	1,153,672

Total debt			$1,215,368	$1,255,654

Note 8. Income Taxes:
          As of March 31, 2009, we had $59 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and affect the effective tax rate.
          We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2009, we had accrued $8 million of interest and penalties.
          We have several tax audits in process and have open tax years with various significant taxing jurisdictions that range primarily from 2002 to 2008. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material adverse effect on our financial position, results of operations or cash flows.
               The effective tax rate for the three months ended March 31, 2009 was 24.4% compared with 25.4% in the three months ended March 31, 2008. The 2008 quarter includes the benefit from favorable tax rulings with respect to prior periods of $2.1 million resulting in a 280 basis point reduction in the effective tax rate. The decline in the effective tax rate in 2009 is mainly attributable to the closure of open tax positions and the mix of earnings across the countries in which we operate.
Note 9. Equity Compensation Plans:
          We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSUs”), SSARs or stock options to purchase our common stock.
          We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each cycle. Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. The executive generally must remain employed with IFF during the cycle to receive the award.
          Stock option and SSAR activity for the three months ended March 31, 2009 was as follows:

	Shares Subject	Weighted
	to	Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2008	2,422	$35.86
Exercised	(12)	$28.99
Cancelled	(27)	$31.69

Balance at March 31, 2009	2,383	$35.95

          Restricted stock and RSU activity for the three months ended March 31, 2009 was as follows:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
(SHARE AMOUNTS IN THOUSANDS)	Shares	Share
Balance at December 31, 2008	1,408	$33.34
Cancelled	(12)	$42.98

Balance at March 31, 2009	1,396	$33.33

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2009	2008
Restricted stock and RSUs	$4,088	$3,134
Stock options and SSARs	671	751

Total equity compensation expense	$4,759	$3,885

Tax related benefits of $1.5 million and $1 million were recognized for the first quarter of 2009 and 2008, respectively.

Note 10. Segment Information:
          We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2008 Form 10-K.
          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. The first three months of 2008 includes approximately $3 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.
          Our reportable segment information was as follows:

	Three Months Ended March 31, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$266,121	$293,509	—	$559,630

Operating profit	$52,840	$35,991	$(7,782)	81,049

Interest expense				(19,781)
Other income (expense), net				1,162

Income before taxes on income				$62,430

	Three Months Ended March 31, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$273,807	$322,798	—	$596,605

Operating profit	$56,928	$46,896	$(8,307)	95,517

Interest expense				(18,219)
Other income (expense), net				(2,307)

Income before taxes on income				$74,991

Segment assets were $1,132 million for Flavors and $1,391 million for Fragrances at December 31, 2008. Global assets were $227 million at December 31, 2008. There were no significant changes in segment assets from December 31, 2008 to March 31, 2009.
Note 11. Retirement Benefits:
          Pension expense included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2009	2008
Service cost for benefits earned	$1,180	$1,187
Interest cost on projected benefit obligation	5,985	5,943
Expected return on plan assets	(6,042)	(6,235)
Net amortization and deferrals	1,584	1,417

Defined benefit plans	2,707	2,312
Defined contribution and other retirement plans	1,999	1,854

Total pension expense	$4,706	$4,166

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2009	2008
Service cost for benefits earned	$1,983	$2,609
Interest cost on projected benefit obligation	7,136	9,316
Expected return on plan assets	(9,351)	(13,075)
Net amortization and deferrals	697	790

Defined benefit plans	465	(360)
Defined contribution and other retirement plans	1,031	1,052

Total pension expense	$1,496	$692

          In 2009, we may contribute up to $20 million and $14 million to our U.S. pension plans and non-U.S. pension plans, respectively. In the quarter ended March 31, 2009, $3 million of contributions were made to our qualified U.S. pension plan. In the quarter ended March 31, 2009, no contributions were made to our non-qualified U.S. pension plan, and $4 million of contributions were made to the non-U.S. plans.
          The financial returns of our investment trusts during the first quarter of 2009 continue to be in line with the markets by asset class. We had little exposure to financial equities and had no direct investments in sub-prime related assets.
          Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2009	2008
Service cost for benefits earned	$441	$671
Interest on benefit obligation	1,556	1,542
Net amortization and deferrals	(565)	(153)

Total postretirement benefit expense	$1,432	$2,060

          We expect to contribute $5 million to our postretirement benefit plans in 2009. In the three months ended March 31, 2009, $1 million of contributions were made.
Note 12. Financial Instruments:
     Fair Value
          SFAS No. 157, “Fair Value Measurements” (“FAS 157”) specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
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
          When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $4 million at March 31, 2009. We do not have any instruments classified as Level 3.
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
     Derivatives
          We periodically enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding three months. As of March 31, 2009 we held foreign currency swaps not designated as hedging instruments under FAS 133 of $0.8 million classified in Accounts payable in the Consolidated Balance Sheet. During the three months ended March 31, 2009 we recognized a gain of $3 million recorded in Other (income) expense, net, related to these foreign currency contracts which offset the recognized loss arising from the revaluation of the intercompany loans during the same period.
          In 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge under FAS 133. As of March 31, 2009, this cash flow hedge experienced no ineffectiveness. As of March 31, 2009, the fair value of this foreign currency contract was a liability of $3.6 million classified in Other current liabilities in the Consolidated Balance Sheet. During the three months ended March 31, 2009, a gain of $1.6 million was recognized in Other comprehensive income representing the change in fair value of the remaining hedge balance outstanding which is marked to market in Accumulated other comprehensive income (loss) (“AOCI”) as a hedge of forecasted future cash flow and released ratably through earnings over the ten-year period of the hedge. During the three months ended March 31, 2009 we reclassified a $0.2 million loss from AOCI to Other (income) expense, net, in the Consolidated Statement of Income.
          In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (TIBOR) plus an interest markup. This swap was designated as a fair value hedge under FAS 133. As of March 31, 2009, the fair value of this interest rate contract was less than $0.1 million and is classified in Other assets in the Consolidated Balance Sheet. This fair value hedge experienced no ineffectiveness. Interest income on the periodic settlement and reset of the floating interest rate of less than $0.1 million was recorded in Interest expense in the Consolidated Statement of Income for the three months ended March 31, 2009.
          In February 2009, we paid $16 million to close out the $300 million USD LIBOR to European InterBank Offer Rate (EURIBOR) interest rate swap. As this swap was designated as a net investment hedge under FAS 133, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included currently in earnings as a component of interest expense.
Note 13. Commitments and Contingencies:
          We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored microwave popcorn. A total of 15 actions involving 368 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of exposure to our flavored products, or that injuries which did occur are in fact the result of such exposure. In most of the complaints, the damages sought by the plaintiff(s) are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During the first quarter of 2009, no new actions were filed against us, three actions involving 11 plaintiffs were resolved through confidential settlement or voluntary dismissal for a net out-of-pocket amount which is not material to us, including insurance recovery. In addition, 10 other plaintiffs were voluntarily dismissed from the other pending cases.
          At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under insurance policies with respect to all these matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued are also based upon our historical experience with these claims, including claims which have been closed with no liability as well as claims settled to date. Settled claims, since the inception of the flavor-related claims, have not been material to us in any reporting period including insurance recovery. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and, if so, whether the amount of loss can be reasonably estimated. We are not able to provide an amount or range of estimated loss in excess of the liability currently accrued at the balance sheet date as to asserted and unasserted claims because such estimate cannot reasonably be made.
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
          We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At March 31, 2009, we estimated our share of the total future costs for these sites to be less than $5 million.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

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
          Flavors and fragrances are generally:
•	created for the exclusive use of a specific customer;

•	sold in powder, or liquid form, in amounts ranging from a few pounds to several tons depending on the nature of the end product in which they are used;

•	a small percentage of the volume and cost of the end product sold to the consumer; and

•	a major factor in consumer selection and acceptance of the product.
          The flavors and fragrances industry can be impacted by macroeconomic factors in all product categories and geographic regions. Such factors may include the impact of currency on the price of raw materials, and operating costs, as well as on translation of reported results. In addition, IFF is susceptible to margin pressure due to customers’ cost improvement programs and input cost increases. However, these pressures can often be mitigated through a combination of product reformulation, sourcing strategies and material substitution plus internal cost containment efforts, and the development of innovative and streamlined solutions and processes.
STRATEGIC DRIVERS
          We are well positioned to increase shareholder value by executing the following key drivers: targeting strategically important global and regional customers in both developed and emerging markets; attracting, developing and retaining top talent, and fostering a culture of innovation and continuous improvement. Our goal is to deliver differentiated solutions that enable our customers’ brands to win in the marketplace. Our success is based on demonstrated expertise in material science, extensive consumer insights and knowledge of factors driving consumer preferences, and our creative ability to bridge this gap.
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
Operations
First Quarter 2009
     Sales Commentary
          First quarter 2009 sales totaled $560 million, decreasing 6% from the prior year quarter, as flavor sales declined 3% and fragrance sales decreased 9%. Foreign exchange had a negative impact on reported sales for the 2009 quarter as the U.S. dollar strengthened against most currencies; at comparable exchange rates, sales would have decreased 2% in comparison to the 2008 quarter.
          On a reported basis Flavor sales decreased 3%; excluding the impact of currencies, sales for the Flavors business increased 2% from the prior year period. The strongest performance was in North America with 6% growth as a result of higher volumes and new wins particularly in the savory category. We experienced lower sales in EAME (Europe, Africa and Middle East) as a result of the economic slowdown and inventory corrections by our customers. Latin America and Greater Asia saw weaker sales performance as a result of supply chain corrections and depressed demand resulting from a stronger U.S. dollar.
          Fragrance sales declined 9% including 4% from foreign exchange rates. Fine & Beauty Care sales experienced declines in North America and Greater Russia primarily related to de-stocking of fine fragrances by our customers. Functional sales improved in North America due to new wins in the fabric care and personal wash categories. We did experience decreased volumes and some lost business in fabric care across the emerging markets. Ingredients sales declined 8%, 4% excluding foreign exchange, as increases in North America and Latin America were offset by a decline in EAME. The decline in EAME was mainly attributable to inventory corrections.
          Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-First Quarter 2009 vs First Quarter 2008
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-14%	8%	13%	2%	6%	4%

EAME	Reported	-33%	-11%	-27%	-24%	-11%	-19%
	Local Currency	-26%	-2%	-20%	-16%	-1%	-11%

Latin America	Reported	14%	1%	16%	7%	-2%	3%

Greater Asia	Reported	12%	-4%	7%	2%	-2%	-1%
	Local Currency	14%	-3%	3%	2%	2%	2%

Total	Reported	-17%	-3%	-8%	-9%	-3%	-6%
	Local Currency	-12%	0%	-4%	-5%	2%	-2%
▪	North America Flavor sales growth was driven primarily by new wins and price increases. Weak economic conditions and customer de-stocking led to volume declines in fine fragrance compounds, while new product introductions drove the increase in functional compounds. Ingredient sales growth was driven by price increases and mix.

▪	EAME Flavor sales decline was driven by de-stocking by our customers. Fragrance compounds sales declined, particularly in fine, as new product introductions were offset by volume erosion. Fabric care was particularly strong as a result of new product introductions. Ingredients volume declines more than offset price increases.

▪	Latin America Flavor sales decline was driven mainly by the weakening of the Brazil real, resulting in lower dollar sales. Fine fragrance growth was driven by higher volume. Functional fragrance price increases were more than offset by volume decreases. Ingredients sales benefited from gains in market share.

▪	Greater Asia Flavor sales growth was driven by new product introductions partially offset by volume decreases. The decrease in functional fragrance sales was driven by volume declines, largely in regional accounts. Fine Fragrance sales growth was primarily the result of new product introductions.
     Consolidated Operating Results
          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Quarter
	2009	2008
Cost of goods sold	60.3%	58.9%
Research and development expenses	9.0%	8.7%
Selling and administrative expenses	16.0%	15.1%
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
          Cost of goods sold, as a percentage of sales, was 60.3% compared with 58.9% in 2008. This increase was mainly the result of lower absorption and volume, and product mix, partially offset by cost recovery efforts.
          Research and development (R&D) expenses were down approximately $2 million from the prior year as tight cost control on applied research and development was partially offset by increased spending on basic R&D.
          Selling and administrative expenses (S&A), as a percentage of sales, increased to 16.0% as compared to 15.1% in the first quarter 2008. The prior year amount includes the benefit of a $3 million insurance recovery related to a prior period product liability claim. The increase in S&A is attributable to $1 million higher pension expense and $2 million for bad debts and product claims, primarily in the Flavors business. Excluding the insurance recovery in 2008, S&A as a percentage of sales was 15.5%.
     Restructuring and Other Charges
          Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.
          The 2008 charge primarily related to employee separation expenses in connection with the implementation of a global shared service center. Positions eliminated and charges by business segment are detailed in the table below. There were no such actions taken in 2009.

	Restructuring	Positions
	Charges	Eliminated
(In Thousands)	2008	2008
Flavors	$925	17
Fragrances	2,480	19
Global	2,817	87

Total	$6,222	123

     Interest Expense
          In the first quarter 2009, interest expense totaled $19.8 million as compared to $18.2 million in 2008. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. Average cost of debt was 6.0% for 2009 compared to 5.9% in 2008.
     Other (Income) Expense, Net
          Other income in 2009 of $1 million as compared to other expense of $2 million in 2008 was mainly due to gains on foreign exchange transactions, compared to losses in the prior year.
     Income Taxes
          The effective tax rate was 24.4% as compared to a rate of 25.4% in the prior year quarter. The 2008 effective tax rate would have been 28.2% excluding a $2.1 million benefit from favorable tax rulings related to prior periods. The decline in the effective tax rate in 2009 is mainly attributable to the closure of open tax positions and the mix of earnings across the countries in which we operate.
     Operating Results by Business Unit
          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
     Flavors
          In the first quarter 2009, Flavors operating profit totaled $53 million, or 19.9%, as a percentage of sales, compared to $57 million or 20.8% in 2008. The 2008 amount includes $0.9 million of restructuring expenses. The decline in profitability was primarily the result of unfavorable foreign exchange impacts, higher S&A costs, as described above, and higher input costs partially offset by cost recovery efforts.
     Fragrances
          Fragrance operating profit for the first quarter of 2009 was $36 million, or 12.3%, as a percentage of sales, compared to $47 million or 14.5% reported in 2008. The 2008 amount includes $2 million of restructuring expenses. The decline in profit was driven by lower volumes and unfavorable mix partially offset by cost recovery efforts and lower S&A expenses.
     Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses for the first quarter were $8 million. The first quarter 2008 Global expenses of $8 million included a $3 million insurance recovery related to a prior period product liability claim offset by $3 million of restructuring expenses.
Financial Condition
          Cash and cash equivalents totaled $88 million at March 31, 2009 compared to $60 million at March 31, 2008. Working capital of $705 million at March 31, 2009 was comparable to the $710 million at December 31, 2008. Additions to property, plant and equipment for the three-month period ended March 31, 2009 totaled $8 million. Gross additions to property, plant and equipment are expected to approximate $80 million for the full year 2009.
          Operating cash flows in 2009 were an outflow of $14 million, compared to an inflow of $8 million in the prior year period. Operating cash flows in 2008 benefited from the receipt of $18 million on termination of an interest rate swap.
          At March 31, 2009, we had $1,215 million of debt outstanding comparable to the $1,224 million outstanding at March 31, 2008.
          In February 2009, we closed out the $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included currently in earnings as a component of interest expense.
          In January 2009 and April 2009 we funded a quarterly cash dividend of $0.25 per share to shareholders, a 9% increase from the prior year quarterly dividend payment.
          In the quarter ended March 31, 2009, we repurchased 75,000 shares on the open market at a cost of $2 million or $26.22 per share. In the quarter ended March 31, 2008, we repurchased 0.7 million shares at a cost of $30 million or $42.11 per share.
          We continue to generate strong operating cash flows and our revolving credit facility (the “Facility”) remains in place. As of March 31, 2009, the drawdown capacity on the multi-year revolver is approximately $310 million. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
          The Facility and 2008 Japanese Yen loan contain the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At March 31, 2009, we were in compliance with all financial and other covenants. At March 31, 2009 our Net Debt/ adjusted EBITDA (1) was 2.54 to 1 as defined by the debt agreements.
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

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended March 31,
(In Millions)	2009	2008
Net Income	$220.9	$240.3
Interest expense	75.6	51.4
Income taxes	47.1	76.2
Depreciation	68.9	70.6
Amortization	6.2	10.8
Specified items	19.3	12.1

Adjusted EBITDA	$438.0	$461.4

	March 31,
(In Millions)	2009	2008
Total Debt	$1,215.4	$1,224.2
FAS 133 Fair Value Adjustment	16.4	18.4
Cash and Cash Equivalents	87.6	60.5

Net Debt	$1,111.4	$1,145.3

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
Non-GAAP Financial Measures
          In certain instances we present financial results excluding the effect of the benefit of an insurance recovery and benefits of favorable tax rulings relating to prior years. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          There are no material changes in market risk from the information provided in the Company’s 2008 Annual Report on Form 10-K.
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
          Our Chief Executive Officer and Interim Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes in the risk factors previously disclosed in the Company’s 2008 Annual Report on Form 10-K.
Item 1. Legal Proceedings
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
          In May 2004, the Company and another flavor supplier were named defendants, and subsequently 14 third and fourth party defendants were added, in a lawsuit by 4 former workers and their spouses at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Barker case), which has been dismissed, and another concerning 5 other workers and 2 spouses at this same plant was filed in July 2004 and is pending in this same Court against the same defendants (Batteese case). In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 3 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case). In November 2006, the Company, 15 other flavor and chemical suppliers, a trade association and a third party defendant company were named defendants in a lawsuit filed in the Circuit Court of Cook County, Illinois by 1 plaintiff allegedly injured by exposure to butter flavor and other substances at various facilities in which he worked (Solis case). This case has been settled.
          In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 102 current and former employees (plus 42 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 28 current and former employees (plus 7 spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 52 current and former workers (plus 17 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 5 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case).
          In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 12 current and former employees and 4 spouses of such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 14 current and former employees and 6 spouses of such employees of the same plant (Brown case). In May 2008, the Company and 8 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 8 other flavor and material suppliers were named defendants in a lawsuit by 16 plaintiffs (plus 12 loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company, 3 other flavor companies and 3 other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse (Newkirk case). In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County (Meredith case). In September 2008, the Company, another flavor company and a microwave popcorn manufacturer were named defendants in a lawsuit by 1 plaintiff and her spouse in the Missouri Circuit Court of Jasper County (McNary case). This case has been dismissed. In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by a consumer of microwave popcorn and her spouse in the Circuit Court of Jackson County, Missouri (Khouri case).
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
          At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all of these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 13 of the Notes to the Consolidated Financial Statements.
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
     The following table presents the total number of shares purchased during the first quarter of 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the quarter ended March 31, 2009:

	Total		Total Number of	Approximate Dollar
	Number of		Shares Purchased	Value of Shares that
	Shares	Average	as Part of Publicly	may yet be
	Purchased	Price Paid	Announced	purchased under the
	(1)	per Share	Program (1)	Program (1)

January 1 — 31, 2009	0	$0	0	$268,732,316
February 1 — 28, 2009	34,000	$26.82	34,000	$267,820,596
March 1 — 31, 2009	41,000	$25.73	41,000	$266,765,771

Total shares purchased	75,000	$26.22

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” reflects our $750 million share repurchase program less the $450 million purchased under the previously announced accelerated share repurchase (“ASR”) program and any open market purchases made under the program. The July 2007 repurchase program is also subject to a 15% limitation, under which we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.
Item 6. Exhibits

3.1	By-laws of International Flavors & Fragrances Inc. as amended and restated effective as of April 28, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on February 9, 2009.

10.1	Performance Criteria for 2009 under the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 13, 2009.

10.2	Performance Criteria for the 2009-2011 cycle under the Company’s Long-Term Incentive Plan, incorporated by reference Exhibit 10.2 to the Company’s Report on Form 8-K filed on March 13, 2009.

10.3	Compensation arrangements of Kevin Berryman, effective as of May 15, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on April 16, 2009.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. O’Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Richard A. O’Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: April 30, 2009	By:	/s/ RICHARD A. O’LEARY

Richard A. O’Leary, Vice President, Corporate Development and Interim Chief Financial Officer

Dated: April 30, 2009	By:	/s/ DENNIS M. MEANY

Dennis M. Meany, Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

Number	Description

3.1	By-laws of International Flavors & Fragrances Inc. as amended and restated effective as of April 28, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on February 9, 2009.

10.1	Performance Criteria for 2009 under the Company’s Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 13, 2009.

10.2	Performance Criteria for the 2009-2011 cycle under the Company’s Long-Term Incentive Plan, incorporated by reference Exhibit 10.2 to the Company’s Report on Form 8-K filed on March 13, 2009.

10.3	Compensation arrangements of Kevin Berryman, effective as of May 15, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on April 16, 2009.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. O’Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Richard A. O’Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.