Form 10-Q
period 2009-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2009-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of July 17, 2009: 78,991,714

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$163,815	$178,467
Short-term investments	344	361
Trade receivables	484,550	412,127
Allowance for doubtful accounts	(12,783)	(11,156)
Inventories: Raw materials	224,486	235,324
Work in process	9,691	10,975
Finished goods	206,830	233,268

Total Inventories	441,007	479,567
Deferred income taxes	15,105	23,695
Other current assets	95,173	78,007

Total Current Assets	1,187,211	1,161,068

Property, Plant and Equipment, at cost	1,216,180	1,171,908
Accumulated depreciation	(727,390)	(675,052)

	488,790	496,856

Goodwill	665,582	665,582
Intangible assets, net	58,023	61,101
Deferred income taxes	153,039	160,661
Other assets	222,893	204,645

Total Assets	$2,775,538	$2,749,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$73,351	$101,982
Accounts payable	117,892	114,997
Accrued payrolls and bonuses	38,335	40,456
Dividends payable	19,748	19,666
Restructuring and other charges	13,079	14,821
Other current liabilities	146,004	159,119

Total Current Liabilities	408,409	451,041

Other Liabilities:
Long-term debt	1,140,929	1,153,672
Deferred gains	57,118	58,632
Retirement liabilities	279,426	276,231
Other liabilities	170,435	229,695

Total Other Liabilities	1,647,908	1,718,230

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of June 30, 2009 and December 31, 2008; and outstanding 78,994,740 and 78,661,062 shares as of June 30, 2009 and December 31, 2008	14,470	14,470
Capital in excess of par value	104,244	106,073
Retained earnings	2,278,499	2,222,641
Accumulated other comprehensive loss	(254,200)	(325,105)

	2,143,013	2,018,079
Treasury stock, at cost - 36,767,100 shares as of June 30, 2009 and 37,100,778 shares as of December 31, 2008	(1,430,420)	(1,444,968)

Total Shareholders’ Equity	712,593	573,111

Noncontrolling interest	6,628	7,531

Total Shareholders’ Equity including noncontrolling interest	719,221	580,642

Total Liabilities and Shareholders’ Equity	$2,775,538	$2,749,913

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$568,261	$636,126	$1,127,891	$1,232,731

Cost of goods sold	340,164	372,345	677,594	723,474
Research and development expenses	48,761	56,166	98,950	108,222
Selling and administrative expenses	93,012	104,662	182,436	194,811
Amortization of intangibles	1,539	1,539	3,078	3,078
Restructuring and other charges	4,104	(255)	4,104	5,967
Interest expense	14,047	18,545	33,828	36,764
Other (income) expense, net	1,569	(4,117)	406	(1,812)

	503,196	548,885	1,000,396	1,070,504

Income before taxes on income	65,065	87,241	127,495	162,227
Taxes on income	16,982	20,209	32,216	39,252

Net income	48,083	67,032	95,279	122,975

Other comprehensive income:
Foreign currency translation adjustments	43,393	(1,405)	67,434	(33,879)
Accumulated gains (losses) on derivatives qualifying as hedges	(385)	1,574	1,196	(947)
Pension and postretirement net liability adjustment	451	3,302	2,275	6,690

Comprehensive income	$91,542	$70,503	$166,184	$94,839

Net income per share – basic	$0.61	$0.84	$1.21	$1.53

Net income per share – diluted	$0.60	$0.83	$1.20	$1.52

Average number of shares outstanding – basic	78,352	79,627	78,273	79,962

Average number of shares outstanding – diluted	79,050	80,371	78,898	80,725

Dividends declared per share	$0.25	$0.23	$0.50	$0.46
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$95,279	$122,975
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	38,263	42,529
Deferred income taxes	7,165	851
Gain on disposal of assets	(1,487)	(684)
Equity based compensation	10,136	8,898
Changes in assets and liabilities:
Current receivables	(58,786)	(57,879)
Inventories	47,268	(25,151)
Current payables	(27,461)	(16,060)
Other assets	(7,098)	(23,855)
Other liabilities	(15,742)	27,226

Net cash provided by operations	87,537	78,850

Cash flows from investing activities:
Additions to property, plant and equipment	(18,545)	(28,808)
Purchase of investments	(1,882)	(3,983)
Termination of net investment hedge	(13,604)	—
Proceeds from disposal of assets	835	934

Net cash used in investing activities	(33,196)	(31,857)

Cash flows from financing activities:
Cash dividends paid to shareholders	(39,338)	(37,143)
Net change in bank borrowings and overdrafts	(25,878)	(12,333)
Proceeds from issuance of stock under stock-based compensation plans	1,507	2,840
Excess tax benefits on share-based payments	—	38
Purchase of treasury stock	(1,967)	(29,995)

Net cash used in financing activities	(65,676)	(76,593)

Effect of exchange rate changes on cash and cash equivalents	(3,317)	(2,381)

Net change in cash and cash equivalents	(14,652)	(31,981)
Cash and cash equivalents at beginning of year	178,467	151,471

Cash and cash equivalents at end of period	$163,815	$119,490

Interest paid	$40,436	$41,282

Income taxes paid	$24,002	$18,441
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
     These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”). These interim statements are unaudited. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and June 30 are utilized consistently throughout this report and these financial statements and notes to represent the period end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the ‘‘Codification’’). The Codification will become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification will supersede then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and Emerging Issue Task Force Abstracts. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. In future filings, the Codification will impact only our financial statement reference disclosures, and does not change application of GAAP.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through August 5, 2009, which is the date the financial statements were issued.
Accounting Changes:
     On April 9, 2009 the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This statement requires disclosures about the fair value of financial instruments for annual and interim reporting periods of publicly traded companies. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, and thus, the required disclosures are included in Note 7. The adoption of this statement had no impact on our financial position or results of operations.
     We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“FAS 160”) as of January 1, 2009 which requires us to classify our noncontrolling interest in consolidated subsidiaries (previously referred to as minority interest) as a separate component of Shareholders’ Equity. Through December 31, 2008, such noncontrolling interest had been included in Other liabilities in our Consolidated Balance Sheet. Any applicable (income) expense attributable to the noncontrolling interest is included in Other (income) expense, net in the accompanying Consolidated Statement of Income due to its immateriality and, as such, is not included separately in comprehensive income.
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
Note 3. Net Income Per Share:
     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2009	2008	2009	2008
Basic	78,352	79,627	78,273	79,962
Assumed conversion under stock plan	698	744	625	763

Diluted	79,050	80,371	78,898	80,725

     Stock options and stock settled appreciation rights (“SSARs”) to purchase 1,913,000 shares and 542,000 shares were outstanding as of June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
     We have issued Purchase Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of June 30, 2009 and 2008 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS was approximately $0.3 million and $0.6 million in each quarterly and six month period, respectively. Diluted shares and net income per share for the three and six months ended June 30, 2008 have been adjusted to reflect the adoption of FSP EITF 03-6-1.
Note 4. Restructuring and Other Charges:
     The Company recorded a net pre-tax charge of $4.1 million during the three months ended June 30, 2009. This amount includes $6.6 million for severance and related costs associated with the elimination of approximately 70 positions globally, less a $2.5 million reduction to previously recorded provisions. The reduction in prior reserves is attributable to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance. The position eliminations in the current quarter are expected to generate approximately $9 million in annual savings once completed during the third quarter. The reductions were primarily related to our Fragrance business reflecting the weak economic conditions affecting this segment.
     The 2008 charge primarily related to employee separation expenses in connection with the implementation of a global shared service center and a performance improvement plan. Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee-
Related
Balance December 31, 2008	$14.8
Additional charges, net of reversal	4.1
Payments	(5.8)

Balance June 30, 2009	$13.1

     The balance of the employee-related liabilities is expected to be utilized by the end of 2010 as obligations are satisfied.

Note 5. Goodwill and Other Intangible Assets, Net:
     Goodwill by operating segment at June 30, 2009 and December 31, 2008 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

     Trademark and other intangible assets consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Gross carrying value	$165,406	$165,406
Accumulated amortization	107,383	104,305

Total	$58,023	$61,101

     Amortization expense for the six months ended June 30, 2009 and June 30, 2008 was $3 million for each period. Annual amortization is estimated to be $6 million in 2009 and $6 million in each year from 2010 through 2013.
Note 6. Comprehensive Income:
     Changes in the Accumulated other comprehensive income (loss) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	67,434	1,196	2,275	70,905

Balance June 30, 2009	$(82,412)	$(2,636)	$(169,152)	$(254,200)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	(33,879)	(947)	6,690	(28,136)

Balance June 30, 2008	$(66,869)	$(2,790)	$(102,824)	$(172,483)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2009	December 31, 2008
Bank borrowings and overdrafts			$23,351	$51,982
Current portion of long-term debt	5.89%		50,000	50,000

Total current debt			73,351	101,982

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	0.91%	2012	142,380	141,575
Japanese Yen loan - 2008	1.91%	2011	138,737	149,758
Japanese Yen notes	2.81%	2011	18,877	20,422
Other			19	24
Deferred realized gains on interest rate swaps			15,916	16,893

Total long-term debt			1,140,929	1,153,672

Total debt			$1,214,280	$1,255,654

     The estimated fair value of our long-term debt at June 30, 2009 approximated the recorded value, except that our Senior Notes — 2007 had an estimated fair value of approximately $478 million. The fair value of our long-term debt was calculated using discounted cash flows applying interest rates of recent issuances of debt with similar terms and maturities for companies with comparable credit risk.
Note 8. Income Taxes:
     As of June 30, 2009, we had $60 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and affect the effective tax rate.
     We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2009, we had accrued $8 million of interest and penalties.
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
     The effective tax rate for the three and six months ended June 30, 2009 was 26.1% and 25.3% compared with 23.2% and 24.2% for the comparable periods in 2008. The 2008 periods include $3.9 million and $6.0 million related to favorable tax rulings which reduced the rate by 4.4% and 3.7%, respectively. Excluding the effect of the favorable tax ruling in 2008, the reduced rates during the three and six month periods in 2009 reflect the mix of earnings in countries in which we operate, ongoing savings associated with an increase in non-U.S. investment tax credits, as well as favorable provision-to-return adjustments.
Note 9. Equity Compensation Plans:
     We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSUs”), SSARs or stock options to purchase our common stock.
     We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each cycle. Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, the executive must remain employed with IFF during the cycle to receive the payment.

     Principal assumptions used in applying the Binomial model for SSAR’s granted during the six months ended June 30, 2009 and June 30, 2008 were as follows:

	2009	2008
Weighted average fair value of SSAR’s granted during the period	$6.99	$9.93
Assumptions:
Risk-free interest rate	2.5%	3.2%
Expected volatility	31.8%	25.7%
Expected dividend yield	3.3%	2.2%
Expected life, in years	5	5
Termination rate	0.91%	0.46%
Exercise multiple	1.46	1.52
     Stock option and SSAR activity for the six months ended June 30, 2009 was as follows:

	Shares Subject	Weighted
	to	Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2008	2,422	$35.86
Exercised	(12)	$28.99
Cancelled	(27)	$31.69

Balance at March 31, 2009	2,383	$35.95

Granted	202	$30.48
Exercised	(3)	$29.28
Cancelled	(86)	$39.47

Balance at June 30, 2009	2,496	$35.43

     Restricted stock and RSU activity for the six months ended June 30, 2009 was as follows:

		Weighted
		Average Grant
		Date Fair
	Number of	Value Per
(SHARE AMOUNTS IN THOUSANDS)	Shares	Share
Balance at December 31, 2008	1,408	$33.34
Cancelled	(12)	$42.98

Balance at March 31, 2009	1,396	$33.33

Granted	650	$25.00
Vested	(465)	$27.50
Cancelled	(24)	$40.19

Balance at June 30, 2009	1,557	$31.54

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Restricted stock and RSUs	$4,736	$4,336	$8,824	$7,470
Stock options and SSARs	641	677	1,312	1,428

Total equity compensation expense	$5,377	$5,013	$10,136	$8,898

Tax related benefits of $1.7 million and $3.2 million were recognized for the second quarter and first six months of 2009, respectively, and $1.4 million and $2.4 million for the second quarter and first six months of 2008, respectively.
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
     The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. The three and six month periods ended June 30, 2009 include a net reversal of approximately $0.4 million related to restructuring costs and $1 million charge for employee separation costs. The three and six month periods ended June 30, 2008 included approximately $3 million for employee separation costs. The first six months of 2008 also includes $3 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. Unallocated assets are principally cash, short-term investments and other corporate and headquarters-related assets.
Our reportable segment information was as follows:

	Three Months Ended June 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$269,768	$298,493	—	$568,261

Operating profit	$54,594	$34,894	$(8,807)	80,681

Interest expense				(14,047)
Other income (expense), net				(1,569)

Income before taxes on income				$65,065

	Three Months Ended June 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$289,794	$346,332	—	$636,126

Operating profit	$56,861	$56,339	$(11,531)	101,669

Interest expense				(18,545)
Other income (expense), net				4,117

Income before taxes on income				$87,241

	Six Months Ended June 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$535,889	$592,002	—	$1,127,891

Operating profit	$107,434	$70,885	$(16,590)	161,729

Interest expense				(33,828)
Other income (expense), net				(406)

Income before taxes on income				$127,495

	Six Months Ended June 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$563,601	$669,130	—	$1,232,731

Operating profit	$113,789	$103,235	$(19,845)	197,179

Interest expense				(36,764)
Other income (expense), net				1,812

Income before taxes on income				$162,227

Segment assets were $1,132 million for Flavors and $1,391 million for Fragrances at December 31, 2008. Global assets were $227 million at December 31, 2008. There were no significant changes in segment assets from December 31, 2008 to June 30, 2009.
Note 11. Retirement Benefits:
     Pension expense included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$1,180	$1,187	$2,360	$2,374
Interest cost on projected benefit obligation	5,985	5,942	11,970	11,885
Expected return on plan assets	(6,042)	(6,236)	(12,084)	(12,471)
Net amortization and deferrals	1,584	1,417	3,168	2,834

Defined benefit plans	2,707	2,310	5,414	4,622
Defined contribution and other retirement plans	1,784	2,484	3,783	4,339

Total pension expense	$4,491	$4,794	$9,197	$8,961

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$2,040	$2,609	$4,023	$5,218
Interest cost on projected benefit obligation	7,136	9,316	14,272	18,632
Expected return on plan assets	(9,350)	(13,074)	(18,701)	(26,149)
Net amortization and deferrals	698	790	1,395	1,580

Defined benefit plans	524	(359)	989	(719)
Defined contribution and other retirement plans	1,022	1,237	2,053	2,289

Total pension expense	$1,546	$878	$3,042	$1,570

     During 2009, we may contribute up to $20 million and $14 million to our U.S. pension plans and non-U.S. pension plans, respectively. In the three months and six months ended June 30, 2009, $3 million and $6 million, respectively, of contributions were made to our qualified U.S. pension plan. In the three and six months ended June 30, 2009, no contributions were made to our non-qualified U.S. pension plan, and $4 million of contributions were made to the non-U.S. plans.
     The financial returns of our investment trusts during the first half of 2009 continue to be in line with the markets by asset class. We had little exposure to financial institution equities and had no direct investments in sub-prime related assets.
     Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$441	$671	$882	$1,342
Interest on benefit obligation	1,556	1,542	3,112	3,084
Net amortization and deferrals	(565)	(153)	(1,130)	(306)

Total postretirement benefit expense	$1,432	$2,060	$2,864	$4,120

     We expect to contribute $5 million to our postretirement benefit plans in 2009. In the three and six months ended June 30, 2009, $1 million and $3 million, respectively, of contributions were made.
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
     When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $4 million at June 30, 2009. We do not have any instruments classified as Level 3.
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

  Derivatives
     We periodically enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans, foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding three months and are with counterparties which are major international financial institutions. As of June 30, 2009 we held certain foreign currency forward contracts which were not designated as hedging instruments under FAS 133. The carrying amounts of these contracts were $1.6 million (in an asset position) classified in Other current assets and $0.6 million (in a liability position) classified in Other current liabilities in the Consolidated Balance Sheet. During the three and six months ended June 30, 2009 we recognized net gains of $4.1 million and $7.1 million, respectively, recorded in Other (income) expense, net, related to these foreign currency contracts. These net gains offset any recognized losses arising from the revaluation of the related intercompany loans during the same respective periods.
     In 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge under FAS 133. As of June 30, 2009, this cash flow hedge experienced no ineffectiveness. As of June 30, 2009, the fair value of this foreign currency contract was a liability of $4.3 million classified in Other current liabilities in the Consolidated Balance Sheet. During the three and six months ended June 30, 2009, gains (losses) of $(0.4) million and $1.2 million, respectively, were recognized in Other comprehensive income representing the change in fair value of the remaining hedge balance outstanding which is marked to market in Accumulated other comprehensive income (loss) (“AOCI”) as a hedge of forecasted future cash flow and released ratably through earnings over term of the hedge. During the three and six months ended June 30, 2009 we reclassified losses of $0.1 million and $0.3 million, respectively, from AOCI to Other (income) expense, net, in the Consolidated Statement of Income.
     In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (TIBOR) plus an interest markup. This swap was designated as a fair value hedge under FAS 133. As of June 30, 2009, the fair value of this interest rate contract was approximately $0.1 million and is classified in Other assets in the Consolidated Balance Sheet. This fair value hedge experienced no ineffectiveness. Interest income on the periodic settlement and reset of the floating interest rate of less than $0.1 million was recorded in Interest expense in the Consolidated Statement of Income for the three and months ended June 30, 2009.
     In February 2009, we paid $16 million to close out the $300 million U.S. Dollar (“USD”) LIBOR to European InterBank Offer Rate (EURIBOR) interest rate swap. As this swap was designated as a net investment hedge under FAS 133, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the six months ended June 30, 2009.
     In May 2009 we entered into a forward currency contract which qualified as a net investment hedge, in order to protect a portion our net European investment from foreign currency risk. We recognized a $1.6 million loss during the three and six months ended June 30, 2009, which was deferred as a component of AOCI. The ineffective portion of this net investment hedge was not material. This forward currency contract matured before the end of our second quarter. Upon its maturity, we entered into an intercompany loan payable in the amount of 40 million Euros in order to protect a portion of our net European investment from foreign currency risk. This intercompany loan was designated as a net investment hedge under FAS 133 and experienced no ineffectiveness as of June 30, 2009.
Note 13. Commitments and Contingencies:
     We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored microwave popcorn. A total of 15 actions involving 352 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of exposure to our flavored products, or that injuries which did occur are in fact the result of such exposure. In most of the complaints, the damages sought by the plaintiff(s) are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. Since the end of 2008, as reported in our Form 10-K, no new actions were filed against us, three actions involving 14 plaintiffs were resolved through confidential settlement or voluntary dismissal for a net out-of-pocket amount which is not material to us, including insurance recovery. In addition, 26 other plaintiffs were voluntarily dismissed from the other pending cases.
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
     We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At June 30, 2009, we estimated our share of the total future costs for these sites to be less than $5 million.
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
     IFF is organized into two units that reflect our flavor and fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.
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
STRATEGIC DRIVERS
     To increase shareholder value, we pursue three key strategies: investing in research to develop new, innovative materials and delivery systems; developing a deep understanding of consumers’ preferences and values; and maintaining superior creative teams to support our flavors and fragrances’ customers. Our goal is to deliver differentiated solutions that enable our customers’ brands to win in the marketplace.
     In order to pursue these strategies, our three key missions are: customers, people and innovation. We are well positioned to achieve success by targeting strategically important global and regional customers in both developed and emerging markets; attracting, developing and retaining top talent; investing in research and development; and fostering a culture of innovation and continuous improvement.

Operations
Second Quarter 2009
Sales Commentary
     Second quarter 2009 sales totaled $568 million, down 11% from the prior year period, as flavor sales declined 7% and fragrance sales decreased 14%. Foreign currency parity continued to have a negative impact on year-over-year sales performance, reducing reported sales in the 2009 quarter by $44 million or 7% versus the 2008 period.
     Excluding the impact of currency movements, local currency (LC) sales for the Flavors business were up slightly year-over-year for the quarter. All regions except EAME (Europe, Africa and Middle East) delivered LC sales growth for the quarter. Local currency growth in Latin America was driven by new wins, as well as volume growth in dairy and confectionary, combined with modest price realization. In North America, new wins, particularly in savory, and price increases offset lower volumes in several beverage accounts. Greater Asia experienced good growth in savory and price recovery across most categories. These improvements were mostly offset by sales erosion in beverages and confectionary plus the negative effects of a stronger U.S. dollar on local demand.
     Fragrance sales were 7% lower than the prior year period, excluding the effects of a stronger dollar. The decline in LC sales is mainly due to lower volumes and product erosion within Fine Fragrance combined with overall weakness in Ingredients demand. These negative factors more than offset very good performance in Functional fragrances which grew 3% in LC in the current quarter. The growth in Functional was driven by new wins in Fabric and Personal Wash. We continue to see solid growth in almost all emerging markets for Fragrance compound sales.
     Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Second Quarter 2009 vs Second Quarter 2008
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-26%	-3%	-9%	-13%	1%	-6%

EAME	Reported	-37%	-12%	-29%	-26%	-18%	-23%
	Local Currency	-26%	1%	-18%	-14%	-5%	-11%

Latin America	Reported	8%	2%	-5%	3%	-1%	2%
	Local Currency	10%	3%	-4%	4%	8%	6%

Greater Asia	Reported	7%	11%	-14%	4%	-4%	-1%
	Local Currency	10%	13%	-14%	6%	1%	3%

Total	Reported	-23%	-3%	-19%	-14%	-7%	-11%
	Local Currency	-16%	3%	-13%	-7%	0%	-4%
▪	North American sales declines were driven primarily by weak economic conditions and continued efforts on the part of our customers to maintain low inventory levels, notably within Fine Fragrances.

▪	EAME sales continue to be the hardest hit by overall weakness in demand across almost every category. There was some improvement in LC sales, on a relative basis, over the course of the quarter.

▪	Latin America saw solid LC sales growth across all segments, except Ingredients. We continue to experience good penetration with key regional accounts for Fragrances and news wins for Flavors.

▪	Greater Asia LC sales growth was driven by new product introductions in Fragrances partially offset by volume declines and the effects of a stronger U.S. Dollar (USD) on local demand for Flavors. The decrease in ingredients sales was driven by volume declines consistent with the overall market weakness.

Consolidated Operating Results
     The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Second Quarter
	2009	2008
Cost of goods sold	59.9%	58.5%
Research and development expenses	8.6%	8.8%
Selling and administrative expenses	16.4%	16.5%
     Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. Research and development expenses are for the development of new and improved products, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling and administrative expenses support our sales and operating efforts.
     Cost of goods sold, as a percentage of sales, was 59.9% compared with 58.5% in 2008. This increase was mainly the result of higher input costs plus lower absorption and volume, as well as weaker product mix that was partially offset by cost recovery efforts.
     Research and development (R&D) expenses were down approximately $7 million from the prior year as tight cost control on applied research and development and the effects of a stronger U.S. dollar more than offset somewhat higher spending on basic R&D.
     Selling and administrative expenses (S&A), as a percentage of sales, decreased to 16.4% as compared to 16.5% in the second quarter 2008. The current year quarter includes $0.9 million related to employee separation costs versus $3.4 million in the 2008 period. Excluding employee separation costs in each period, S&A expenses in 2009 increased approximately 30 basis points as a percentage of sales. The increase is mainly attributable to higher pension costs, bad debt provisions and product claims.
Interest Expense
     In the second quarter 2009, interest expense totaled $14.0 million as compared to $18.5 million in 2008. The reduction during the 2009 period reflects the elimination of cross-currency interest rate swaps during the second half of 2008 and during the first quarter 2009, and lower average borrowing costs. Average cost of debt was 4.6% for 2009 compared to 6.0% in 2008.
Other (Income) Expense, Net
     Other expense in 2009 of $1.6 million versus other income of $4 million during the 2008 period was mainly due to losses on foreign exchange transactions, compared to gains in the prior year.
Income Taxes
     The effective tax rate was 26.1% as compared to a rate of 23.2% in the prior year quarter. The 2008 effective tax rate was 27.6% excluding a $3.9 million benefit from favorable tax rulings related to prior periods. Excluding this effect, the decline in the effective tax rate in 2009 reflects the mix of earnings in countries in which we operate, ongoing savings associated with an increase in non-U.S. investment tax credits, as well as favorable provision-to-return adjustments.
Operating Results by Business Unit
     We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
     In the second quarter 2009, Flavors operating profit totaled $55 million, or 20.2%, as a percentage of sales, compared to $57 million or 19.6% of sales in 2008. The improvement in profitability reflects margin and cost recovery efforts combined with lower overhead expenses that more than offset the effects of higher input costs, weaker mix and unfavorable foreign exchange impacts.

Fragrances
     Fragrance operating profit for the second quarter of 2009 was $35 million, or 11.7%, as a percentage of sales, compared to $56 million or 16.3% of sales during 2008. The decline in profit was driven by lower volumes and unfavorable mix, higher input costs and negative currency parity impacts that were partially offset by reduced overhead expenses and cost recovery efforts. The 2009 results include $5 million related to the restructuring charge.
Global Expenses
     Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses for the second quarter were $9 million compared to $12 million during 2008. The 2009 and 2008 Global expenses included $1 and $3 million of employee separation expenses, respectively. In addition, the 2009 quarter includes a net reversal of $0.4 million pertaining to the restructuring plans.
First Six Months 2009
Sales Commentary
     Sales for the first six months of 2009 totaled $1.1 billion, decreasing 9% from the prior year period of $1.2 billion, as Flavor sales declined 5% and Fragrance sales decreased 12%. Foreign exchange had a 6% negative impact on reported sales for the first half of 2009 as the U.S. dollar strengthened against most currencies; at comparable exchange rates, sales would have decreased 3% year-over-year.
     On a local currency (LC) basis, Flavor sales increased 1% year-over-year. North America and Latin America delivered solid growth despite weak economic conditions whereas sales in EAME were down 3% as a result of the economic slowdown and ongoing inventory reductions by our customers. Greater Asia sales in LC were up 1% for the six month period, despite the effects of a stronger USD on local demand.
     Fragrance sales declined 12% including 6% attributable to exchange rates. Fine & Beauty Care sales declined 14%, reflecting weak consumer demand and excess inventories through the supply chain primarily in North America and EAME. Functional Fragrance sales grew 2% globally due to new wins in the fabric care and personal wash categories combined with good growth in emerging markets. Ingredients sales declined 9% on a LC basis primarily due to significant erosion in the fine fragrance category.
     Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Six Months 2009 vs Six Months 2008
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-21%	3%	1%	-6%	3%	-1%

EAME	Reported	-35%	-12%	-28%	-25%	-15%	-21%
	Local Currency	-26%	-1%	-19%	-15%	-3%	-11%

Latin America	Reported	10%	2%	5%	5%	-1%	3%
	Local Currency	13%	2%	5%	6%	8%	7%

Greater Asia	Reported	9%	3%	-5%	3%	-3%	-1%
	Local Currency	12%	4%	-6%	4%	1%	2%

Total	Reported	-20%	-3%	-14%	-12%	-5%	-9%
	Local Currency	-14%	2%	-9%	-6%	1%	-3%
▪	North America sales declined slightly, driven by erosion and volume declines in fine fragrance compounds that more than offset the benefits from new wins in our savory, fabric care and personal care categories, as well as some price recovery. Ingredient sales growth was mainly attributable to price increases and mix.

▪	EAME sales declines in LC were driven by de-stocking and weak economic conditions across all product categories. Functional fragrance sales in LC were aided by good growth in fabric care.

▪	Latin America LC sales saw good growth and new wins across all product categories. Flavor sales were up 8% in LC as compared to very strong performance during 2008.

▪	Greater Asia LC sales growth was driven by new product introductions and wins across most product categories and price realization. Flavor sales performance was good, despite the negative effects of a stronger USD on demand.
Consolidated Operating Results
     The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Six Months
	2009	2008
Cost of goods sold	60.1%	58.7%
Research and development expenses	8.8%	8.8%
Selling and administrative expenses	16.2%	15.8%
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
     Cost of goods sold, as a percentage of sales, was 60.1% compared with 58.7% in 2008. This increase was mainly the result of higher input costs, lower absorption and volumes, plus weaker sales mix that were partially offset by cost recovery and margin improvement efforts.
     Research and development (R&D) expenses were down approximately $9 million from the prior year as tight cost control on applied research and development plus the effects of a stronger dollar more than offset increased spending on materials research.
     Selling and administrative expenses (S&A), as a percentage of sales, increased slightly to 16.2% of sales as compared to 15.8% in the first half of 2008. The 2008 amount includes the benefit of a $2.6 million insurance recovery related to a prior period product liability claim offset by $3.4 million for employee separation costs. The 2009 amount includes $0.9 million pertaining to employee separation costs. Excluding these items, S&A as a percentage of sales was 16.1% and 15.7%, respectively, for the 2009 and 2008 periods. The reduction in S&A dollars reflects a stronger U.S. dollar, cost reduction efforts and lower incentive compensation expense that more than offset higher pension expense and provisions for bad debts and product claims.
Restructuring and Other Charges
     Restructuring and other charges consist primarily of separation costs for employees, including severance, outplacement and other benefit costs.
     The Company recorded a net pre-tax charge of $4.1 million during the three months ended June 30, 2009. This amount includes $6.6 million for severance and related costs associated with the elimination of approximately 70 positions globally, less a $2.5 million reduction to previously recorded provisions. The reduction in prior reserves is attributable to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance. The position eliminations in the current quarter are expected to generate approximately $9 million in annual savings once completed during the third quarter. The reductions were primarily related to our Fragrance business reflecting the weak economic conditions affecting this segment.

     The 2008 charges primarily related to employee separation expenses in connection with the implementation of a global shared service center and a performance improvement plan. Positions eliminated and charges, net of reversal by business segment are detailed in the table below.

	Restructuring Charges
	( In Thousands)		Positions Eliminated
	2009	2008	2009	2008
Flavors	$(363)	$925	7	17
Fragrances	4,849	2,480	60	19
Global	(382)	3,455	5	91

Total	$4,104	$6,860	72	127

Interest Expense
     In the first six months of 2009, interest expense totaled $34 million as compared to $37 million in 2008. The 2009 decrease reflects a lower average borrowing cost and the elimination of a cross-currency interest rate swap during the second half of 2008. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. Average cost of debt was 5.2% for 2009 compared to 6.0% in 2008.
Other (Income) Expense, Net
Other expense in 2009 of $0.4 million as compared to other income of $1.8 million in 2008 was mainly due to losses on foreign exchange transactions, compared to gains in the prior year, and lower interest income in 2009.
Income Taxes
     The effective tax rate was 25.3% as compared to a rate of 24.2% in the prior year period. The 2008 effective tax rate was 27.9% excluding $6 million of benefits pertaining to favorable tax rulings from prior periods. The decline in the effective tax rate in 2009 is mainly attributable to an increase in non-U.S. investment tax credits and the mix of earnings across the countries in which we operate.
Operating Results by Business Unit
     We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
     For the first six months of 2009, Flavors operating profit totaled $107 million, or 20.0% of sales, compared to $114 million or 20.2% of sales in 2008. The 2008 amount includes $0.9 million of restructuring expenses. The decline in profitability was primarily the result of unfavorable currency parity, higher input costs and lower volumes and absorption. These were partially offset by cost recovery and margin improvement efforts.
Fragrances
     Fragrance operating profit for the first six months of 2009 was $71 million, or 12.0% of sales, compared to $103 million or 15.4% during 2008. The 2008 amount includes $2 million of restructuring expenses compared to $5 million during 2009. The decline in profit was driven by significantly lower volumes in Fine Fragrances and Ingredients, higher input costs and unfavorable mix partially offset by pricing, margin recovery efforts and lower overhead expenses.

Global Expenses
     Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses for the first six months were $17 million compared to $20 million during the 2008 period. The 2009 period included $1 million of employee separation costs. The 2008 period included approximately $3 million of restructuring charges and $3 million of employee separation costs, partially offset by a $3 million insurance recovery related to prior period product liability claim. Excluding these items, the improvement is attributable to cost control and reduced incentive compensation expense.
Financial Condition
     Cash and cash equivalents totaled $164 million at June 30, 2009 compared to $178 million at December 31, 2008. Working capital was $779 million at June 30, 2009 compared to the $710 million at December 31, 2008. Additions to property, plant and equipment for the six-month period ended June 30, 2009 totaled $19 million. Gross additions to property, plant and equipment are expected to approximate $70 million for the full year 2009.
     Operating cash flows in 2009 were an inflow of $88 million versus $79 million in the prior year period. The improvement in operating cash flows was led by the reduction of our inventories, which was driven by our internal process improvement initiatives. The inventory reduction was partially offset by lower other payables and long-term liabilities. Operating cash flows in 2008 benefited from the receipt of $18 million on termination of an interest rate swap.
     At June 30, 2009, we had $1,214 million of debt outstanding comparable to $1,216 million outstanding at June 30, 2008.
     In February 2009, we closed out the $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included currently in earnings as a component of interest expense.
     In January 2009, April 2009 and July 2009 we funded a quarterly cash dividend of $0.25 per share to shareholders, a 9% increase from the prior year quarterly dividend payment.
     During the six months ended June 30, 2009, we repurchased 75,000 shares on the open market at a cost of $2 million or $26.22 per share. In the comparable period ended June 30, 2008, we repurchased approximately 700,000 shares at a cost of $30 million on the open market.
     We continue to generate strong operating cash flows and our revolving credit facility (the “Facility”) remains in place. As of June 30, 2009, the drawdown capacity on the multi-year revolver is approximately $300 million. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
     The Facility and 2008 Japanese Yen loan contain the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At June 30, 2009, we were in compliance with all financial and other covenants. At June 30, 2009 our Net Debt/ adjusted EBITDA(1) was 2.51 to 1 as defined by the debt agreements.
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

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended June 30,
(In Millions)	2009	2008
Net Income	$202.0	$228.9
Interest expense	71.0	61.6
Income taxes	43.9	77.8
Depreciation	68.1	74.1
Amortization	6.2	8.9
Specified items	21.1	11.9

Adjusted EBITDA	$412.3	$463.2

	June 30,
(In Millions)	2009	2008
Total Debt	$1,214.3	$1,216.4
FAS 133 Fair Value Adjustment	15.9	17.9
Cash and Cash Equivalents	163.8	119.5

Net Debt	$1,034.6	$1,079.0

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
Non-GAAP Financial Measures
     In certain instances we present financial results excluding the effect of restructuring charges, employee separation costs, the benefit of an insurance recovery and benefits of favorable tax rulings relating to prior years. In addition, in certain instances, we exclude the effects of foreign exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of foreign currency exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring costs and employee separation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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
     Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In July 2004, the Company and another flavor supplier were named defendants, and subsequently 14 third and fourth party defendants were added, in a lawsuit by 5 former workers (and 3 spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Batteese case). In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 34 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case).
     In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 99 current and former employees (plus 40 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). Three plaintiff cases were settled by confidential agreement in June 2009. In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 28 current and former employees (plus 7 spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 52 current and former workers (plus 18 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 5 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case).
     In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 10 current and former employees and the spouse of one such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 10 current and former employees and 3 spouses of such employees of the same plant (Brown case). In May 2008, the Company and 8 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 8 other flavor and material suppliers were named defendants in a lawsuit by 16 plaintiffs (plus 12 loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company, three other flavor companies and three other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse ( Newkirk case). In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County ( Meredith case). In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by a consumer of microwave popcorn and her spouse in the Circuit Court of Jackson County, Missouri ( Khouri case).
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
     The following table presents the total number of shares purchased during the second quarter of 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased for the quarter ended June 30, 2009:

	Total		Total Number of	Approximate Dollar
	Number of		Shares Purchased	Value of Shares that
	Shares	Average	as Part of Publicly	may yet be
	Purchased	Price Paid	Announced	purchased under the
	(1)	per Share	Program (1)	Program (1)
April 1 – 30, 2009	—	—	—	$266,765,771
May 1 – 31, 2009	—	—	—	$266,765,771
June 1 – 30, 2009	—	—	—	$266,765,771
Total shares purchased	—	—	—

(1)	“Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program” reflects our $750 million share repurchase program less the $450 million purchased under the previously announced accelerated share repurchase (“ASR”) program and any open market purchases made under the program. The July 2007 repurchase program is also subject to a 15% limitation, under which we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders
     The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on April 28, 2009:

				Broker Non-
	For	Against	Abstain	Votes
1) Election of Directors
Margaret Hayes Adame	66,620,977	2,059,907	51,789	n/a
Robert M. Amen	66,922,427	1,757,224	53,022	n/a
Marcello Bottoli	66,641,337	2,045,739	45,597	n/a
Linda B. Buck	66,967,340	1,725,998	39,335	n/a
J. Michael Cook	63,575,729	5,108,856	48,358	n/a
Peter A. Georgescu	67,647,067	1,033,868	51,738	n/a
Alexandra A. Herzan	66,696,394	1,786,929	249,350	n/a
Henry W. Howell, Jr.	66,903,276	1,787,577	41,820	n/a
Katherine M. Hudson	67,920,375	1,370,720	71,578	n/a
Arthur C. Martinez	66,154,289	2,526,306	52,078	n/a
Burton M. Tansky	67,357,648	1,339,471	35,554	n/a
Douglas D. Tough	67,648,848	1,004,504	79,321	n/a
2) Ratification of PricewaterhouseCoopers LLP as independent accountants	66,999,979	1,659,448	73,246	n/a

Item 6.	Exhibits

10.1	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement.

10.2	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Units Agreement.

10.3	Compensation arrangements of Kevin Berryman, effective as of May 15, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on April 16, 2009.

10.4	Compensation arrangements of Richard A. O’Leary, effective as of April 28, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on May 1, 2009.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: August 5, 2009	By:	/s/ Kevin C. Berryman
Kevin C. Berryman, Executive Vice President and
Chief Financial Officer

Dated: August 5, 2009	By:	/s/ Dennis M. Meany
Dennis M. Meany, Senior Vice President,
General Counsel and Secretary

EXHIBIT INDEX

Number	Description

10.1	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Purchased Restricted Stock Agreement.

10.2	Form of International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan Restricted Stock Units Agreement.

10.3	Compensation arrangements of Kevin Berryman, effective as of May 15, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on April 16, 2009.

10.4	Compensation arrangements of Richard A. O’Leary, effective as of April 28, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on May 1, 2009.

31.1	Certification of Robert M. Amen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Robert M. Amen and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.