Form 10-Q
period 2009-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2009-11-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of October 23, 2009: 79,042,812

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$154,572	$178,467
Trade receivables	490,549	412,127
Allowance for doubtful accounts	(13,331)	(11,156)
Inventories: Raw materials	227,513	235,324
Work in process	10,855	10,975
Finished goods	197,376	233,268

Total Inventories	435,744	479,567
Deferred income taxes	16,659	23,695
Other current assets	107,588	78,368

Total Current Assets	1,191,781	1,161,068

Property, Plant and Equipment, at cost	1,249,198	1,171,908
Accumulated depreciation	(757,035)	(675,052)

	492,163	496,856

Goodwill	665,582	665,582
Intangible assets, net	56,486	61,101
Deferred income taxes	155,852	160,661
Other assets	228,897	204,645

Total Assets	$2,790,761	$2,749,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$1,582	$101,982
Accounts payable	140,597	114,997
Accrued payrolls and bonuses	54,943	40,456
Dividends payable	—	19,666
Restructuring and other charges	19,110	14,821
Other current liabilities	140,935	159,119

Total Current Liabilities	357,167	451,041

Other Liabilities:
Long-term debt	1,156,027	1,153,672
Deferred gains	56,131	58,632
Retirement liabilities	280,533	276,231
Other liabilities	178,115	229,695

Total Other Liabilities	1,670,806	1,718,230

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of September 30, 2009 and December 31, 2008; and outstanding 79,017,824 and 78,661,062 shares as of September 30, 2009 and December 31, 2008	14,470	14,470
Capital in excess of par value	107,803	106,073
Retained earnings	2,311,544	2,222,641
Accumulated other comprehensive loss	(248,446)	(325,105)

	2,185,371	2,018,079

Treasury stock, at cost - 36,744,016 shares as of September 30, 2009 and 37,100,778 shares as of December 31, 2008	(1,429,493)	(1,444,968)

Total Shareholders’ Equity	755,878	573,111

Noncontrolling interest	6,910	7,531

Total Shareholders’ Equity including noncontrolling interest	762,788	580,642

Total Liabilities and Shareholders’ Equity	$2,790,761	$2,749,913

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$612,634	$617,538	$1,740,525	$1,850,269

Cost of goods sold	363,665	370,799	1,041,258	1,094,273
Research and development expenses	52,272	52,129	151,222	160,351
Selling and administrative expenses	97,947	92,465	280,384	287,277
Amortization of intangibles	1,537	1,537	4,615	4,615
Restructuring and other charges	10,500	—	14,604	5,967
Interest expense	13,503	18,037	47,331	54,801
Other (income) expense, net	(24)	3,005	383	1,192

	539,400	537,972	1,539,797	1,608,476

Income before taxes on income	73,234	79,566	200,728	241,793
Taxes on income	20,434	21,882	52,650	61,134

Net income	52,800	57,684	148,078	180,659

Other comprehensive income:
Foreign currency translation adjustments	5,161	34,723	72,595	844
Accumulated gains (losses) on derivatives qualifying as hedges	(853)	(73)	343	(1,020)
Pension and postretirement net liability adjustment	1,446	3,126	3,721	9,816

Comprehensive income	$58,554	$95,460	$224,737	$190,299

Net income per share — basic	$0.67	$0.73	$1.88	$2.26

Net income per share — diluted	$0.66	$0.73	$1.86	$2.24

Average number of shares outstanding — basic	78,491	78,077	78,346	79,334

Average number of shares outstanding — diluted	79,159	78,799	78,986	80,083

Dividends declared per share	$0.25	$0.25	$0.75	$0.71
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$148,078	$180,659
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	58,074	60,016
Deferred income taxes	2,421	1,186
Gain on disposal of assets	(2,366)	(1,504)
Equity based compensation	15,065	13,553
Changes in assets and liabilities:
Current receivables	(54,734)	(71,813)
Inventories	61,310	(26,460)
Current payables	15,647	(30,809)
Other assets	(24,765)	(28,615)
Other liabilities	(18,658)	40,285

Net cash provided by operations	200,072	136,498

Cash flows from investing activities:
Additions to property, plant and equipment	(29,755)	(49,071)
Purchase of investments	(3,288)	(5,699)
Termination of net investment hedge	(13,604)	—
Proceeds from disposal of assets	1,192	1,481

Net cash used in investing activities	(45,455)	(53,289)

Cash flows from financing activities:
Cash dividends paid to shareholders	(78,441)	(55,214)
Net change in bank borrowings and overdrafts	(48,318)	(40,120)
Repayments of long-term debt	(52,800)	—
Proceeds from issuance of stock under stock-based compensation plans	2,103	7,444
Excess tax benefits on share-based payments	—	91
Purchase of treasury stock	(1,967)	(29,995)

Net cash used in financing activities	(179,423)	(117,794)

Effect of exchange rate changes on cash and cash equivalents	911	(8,150)

Net change in cash and cash equivalents	(23,895)	(42,735)
Cash and cash equivalents at beginning of year	178,467	151,471

Cash and cash equivalents at end of period	$154,572	$108,736

Interest paid	$69,243	$75,096

Income taxes paid	$40,037	$37,955
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
     These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”). These interim statements are unaudited. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout this report and these financial statements and notes to represent the period end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued its FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting (the ''Codification’’). The Codification became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification now supersedes then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and Emerging Issues Task Force Abstracts. The Codification, which is effective for our financial statements beginning with our third quarter of 2009, impacts only our financial statement reference disclosures and does not change application of GAAP.
     In May 2009, the FASB issued authoritative guidance which sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective beginning with our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through November 4, 2009, which is the date the financial statements were issued.
     In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments in annual and interim reporting periods of publicly traded companies. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. This guidance is effective for interim reporting periods beginning with our second quarter of 2009. The additional disclosures required by this guidance are included in Note 7. The adoption of this guidance had no impact on our financial position or results of operations.
     In December 2008, the FASB issued authoritative guidance which will expand the disclosure requirements related to the plan assets of our defined benefit pension and other postretirement plans with the intent to provide users of financial statements with an enhanced understanding of: (i) how investment allocation decisions are made, including the investment policies and strategies used, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (v) significant concentrations of risk within plan assets. This statement is to be applied prospectively, and is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact this guidance will have on the disclosures in our Consolidated Financial Statements in future filings.
     As of January 1, 2009 we adopted new authoritative guidance issued by the FASB which requires us to classify our noncontrolling interest in consolidated subsidiaries (previously referred to as minority interest) as a separate component of Shareholders’ Equity. Through December 31, 2008, such noncontrolling interest had been included in Other liabilities in our Consolidated Balance Sheet. Any applicable (income) expense attributable to the noncontrolling interest is included in Other (income) expense, net in the accompanying Consolidated Statement of Income due to its immateriality and, as such, is not included separately in comprehensive income.
     As of January 1, 2009 we adopted new authoritative guidance issued by the FASB which amends and expands previously required disclosure requirements about derivative instruments and hedging activities. The new guidance requires enhanced disclosures regarding the objectives and strategies for using derivatives, how derivative instruments are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the new guidance had no impact on our financial position or results of operations. The additional disclosures required by this guidance are included in Note 12.

     As of January 1, 2009 we adopted new authoritative guidance issued by the FASB related to “participating securities granted in share-based payment transactions”. This guidance considers unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of basic earnings per share pursuant to the two-class method described in the Codification. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and is explained in detail in Note 3.
Note 2. Reclassifications:
     Certain reclassifications have been made to the prior periods’ financial statements to conform to 2009 classifications. In addition, as a result of the adoption of new guidance related to the “noncontrolling interests” as discussed in Note 1 above, we reclassified Noncontrolling interest of $7.5 million from Other liabilities to a separate component of Shareholders’ Equity in the Consolidated Balance Sheet.
Note 3. Net Income Per Share:
     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2009	2008	2009	2008
Basic	78,491	78,077	78,346	79,334
Assumed conversion under stock plan	668	722	640	749

Diluted	79,159	78,799	78,986	80,083

     Stock options and stock settled appreciation rights (“SSARs”) to purchase 818,000 shares and 511,000 shares were outstanding as of September 30, 2009 and September 30, 2008, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
     We have issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of September 30, 2009 and 2008 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS was approximately $0.3 million and $1.0 million in both the 2009 and 2008 quarterly and nine month periods, respectively. Diluted shares and net income per share for the three and nine months ended September 30, 2008 have been adjusted to reflect the adoption of the new authoritative guidance described in Note 1.
Note 4. Restructuring and Other Charges:
     During the second quarter 2009, the Company recorded a net pre-tax charge of $4.1 million which included $6.6 million for severance and related costs associated with the elimination of approximately 70 positions globally, offset by a $2.5 million reduction to previously recorded provisions. The reduction in prior reserves was attributable to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance.
     During September 2009, as part of the rationalization of our European fragrance manufacturing footprint, the Company announced that it had initiated a collective consultation process with employees regarding the closure of its Fragrances compounding facility in Drogheda, Ireland, as well as the partial closure of its Fragrance Ingredients chemical plant in Haverhill, UK. The Company has completed both consultation processes and has communicated its intent to proceed with the closures. The Company has now completed the negotiations with the Haverhill employee representatives and is actively engaged in the negotiation process with the employee representatives in Ireland to determine actual employee separation benefits.
     We expect to incur total costs related to this restructuring plan of approximately $22-$29 million, consisting primarily of $11-$15 million of employee termination costs, $8-$10 million in plant shutdown and business transition costs and $3-$4 million in asset impairments and/or accelerated depreciation of related fixed assets.

     As a result of these plans, approximately 140 employees will be terminated. During the third quarter 2009, the Company recorded a provision for severance costs of $10.5 million to “Restructuring and other charges” in our Consolidated Statement of Income, based on reasonable expectations of separation benefits that are subject to ongoing negotiations with employee representatives. We expect to conclude the negotiations in upcoming quarters and will record any necessary adjustment then. The Company also recorded $0.2 million of accelerated depreciation in “Cost of goods sold” in our Consolidated Statement of Income related to depreciation of certain related assets. Other restructuring costs discussed above will be recorded as incurred as the Company moves forward with implementation.
     The 2008 charge is primarily related to employee separation expenses in connection with the implementation of a global shared service center and a performance improvement plan. Movements in restructuring liabilities, included in Restructuring and other charges in the accompanying Consolidated Balance Sheet, were (in millions):

Employee-
Related
Balance December 31, 2008	$14.8
Additional charges, net of reversal	14.6
Payments and other	(10.3)

Balance September 30, 2009	$19.1

     The balance of the employee-related liabilities is expected to be utilized by the end of 2010 as obligations are satisfied.
Note 5. Goodwill and Other Intangible Assets, Net:
     Goodwill by operating segment at September 30, 2009 and December 31, 2008 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

     Trademark and other intangible assets consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Gross carrying value	$165,406	$165,406
Accumulated amortization	108,920	104,305

Total	$56,486	$61,101

     Amortization expense for the nine months ended September 30, 2009 and September 30, 2008 was $4.6 million in each period. Annual amortization is estimated to be $6 million in 2009 and $6 million in each year from 2010 through 2013.
Note 6. Comprehensive Income:
     Changes in the Accumulated other comprehensive income (loss) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	72,595	343	3,721	76,659

Balance September 30, 2009	$(77,251)	$(3,489)	$(167,706)	$(248,446)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2007	$(32,990)	$(1,843)	$(109,514)	$(144,347)
Change	844	(1,020)	9,816	9,640

Balance September 30, 2008	$(32,146)	$(2,863)	$(99,698)	$(134,707)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2009	December 31, 2008
Bank borrowings and overdrafts			$1,582	$51,982
Current portion of long-term debt	5.89%		—	50,000

Total current debt			1,582	101,982

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	0.66%	2012	147,560	141,575
Japanese Yen loan - 2008	1.66%	2011	150,328	149,758
Japanese Yen notes	2.81%	2011	17,679	20,422
Other			17	24
Deferred realized gains on interest rate swaps			15,443	16,893

Total long-term debt			1,156,027	1,153,672

Total debt			$1,157,609	$1,255,654

     The estimated fair value of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $554 million and $355 million, respectively. The fair value of our senior notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at September 30, 2009 approximated the carrying value.
Note 8. Income Taxes:
     As of September 30, 2009, we had $62 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.
     We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2009, we had accrued $9 million of interest and penalties.

     We have several tax audits in process and have open tax years with various significant taxing jurisdictions that range primarily from 2002 to 2009. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material adverse effect on our financial position, results of operations or cash flows.
     The effective tax rate for the three and nine months ended September 30, 2009 was 27.9% and 26.2% compared with 27.5% and 25.3% for the comparable periods in 2008. The nine month period ended September 30, 2008 includes $6.0 million related to favorable tax rulings which reduced the effective rate by 2.3%. Excluding the effect of the favorable tax ruling in 2008, the reduced rate during the nine month period in 2009 reflects the mix of earnings in countries in which we operate, ongoing savings associated with an increase in non-U.S. investment tax credits, as well as favorable provision-to-return adjustments. The higher effective tax rate for the three month period ended September 30, 2009 versus the three months period ended September 30, 2008 reflects the mix of earnings in countries in which we operate and higher repatriation costs.
Note 9. Equity Compensation Plans:
     We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSUs”), SSARs or stock options to purchase our common stock.
     We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each cycle. Beginning with the LTIP 2007-2009 cycle and each three-year cycle thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, the executive must remain employed with IFF during the cycle to receive the payment.
     Principal assumptions used in applying the Binomial model for SSAR’s granted during the nine months ended September 30, 2009 and September 30, 2008 were as follows:

	2009	2008
Weighted average fair value of SSAR’s granted during the period	$7.08	$9.93
Assumptions:
Risk-free interest rate	2.5%	3.2%
Expected volatility	30.9%	25.7%
Expected dividend yield	3.2%	2.2%
Expected life, in years	5	5
Termination rate	0.91%	0.46%
Exercise multiple	1.46	1.52

     Stock option and SSAR activity for the nine months ended September 30, 2009 was as follows:

		Weighted
		Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2008	2,422	$35.86
Exercised	(12)	$28.99
Cancelled	(27)	$31.69

Balance at March 31, 2009	2,383	$35.95

Granted	202	$30.48
Exercised	(3)	$29.28
Cancelled	(86)	$39.47

Balance at June 30, 2009	2,496	$35.43

Granted	35	$36.07
Exercised	(13)	$31.24
Cancelled	(69)	$33.28

Balance at September 30, 2009	2,449	$35.41

     PRS and RSU activity for the nine months ended September 30, 2009 was as follows:

		Weighted
		Average Grant
		Date Fair
		Value Per
(SHARE AMOUNTS IN THOUSANDS)	PRS/RSUs	Share
Balance at December 31, 2008	1,408	$33.34
Cancelled	(12)	$42.98

Balance at March 31, 2009	1,396	$33.33

Granted	650	$25.00
Vested	(465)	$27.50
Cancelled	(24)	$40.19

Balance at June 30, 2009	1,557	$31.54

Granted	15	$18.04
Vested	(54)	$23.87
Cancelled	(26)	$35.15

Balance at September 30, 2009	1,492	$31.38

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Restricted stock and RSUs	$4,404	$3,896	$13,228	$11,366
Stock options and SSARs	525	759	1,837	2,187

Total equity compensation expense	$4,929	$4,655	$15,065	$13,553

     Tax related benefits of $2.2 million and $5.4 million were recognized for the third quarter and first nine months of 2009, respectively, and $1.6 million and $4.8 million for the third quarter and first nine months of 2008, respectively.
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
     The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. The three month period ended September 30, 2009 includes a $5.4 million charge associated with severance ($4.8 million) and other one-time costs associated with a change in the Company’s Chief Executive Officer (“CEO”). The nine month period ended September 30, 2009 includes $6.4 million principally of employee separation costs partially offset by $0.4 million net reversal related to restructuring costs. The nine month period ended September 30, 2008 included approximately $3 million for employee separation costs, $3 million of restructuring costs, offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. Additionally, the three and nine-month periods ended September 30, 2008 included approximately $2 million of implementation costs associated with the global shared service project.
     Our reportable segment information was as follows:

	Three Months Ended September 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$275,421	$337,213	—	$612,634

Operating profit	$54,981	$46,218	$(14,486)	86,713

Interest expense				(13,503)
Other income (expense), net				24

Income before taxes on income				$73,234

	Three Months Ended September 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$278,236	$339,302	—	$617,538

Operating profit	$51,570	$54,862	$(5,824)	100,608

Interest expense				(18,037)
Other income (expense), net				(3,005)

Income before taxes on income				$79,566

	Nine Months Ended September 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$811,310	$929,215	—	$1,740,525

Operating profit	$162,415	$117,103	$(31,076)	248,442

Interest expense				(47,331)
Other income (expense), net				(383)

Income before taxes on income				$200,728

	Nine Months Ended September 30, 2008
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$841,837	$1,008,432	—	$1,850,269

Operating profit	$165,359	$158,097	$(25,670)	297,786

Interest expense				(54,801)
Other income (expense), net				(1,192)

Income before taxes on income				$241,793

Segment assets were $1,132 million for Flavors and $1,391 million for Fragrances at December 31, 2008. Global assets were $227 million at December 31, 2008. There were no significant changes in segment assets from December 31, 2008 to September 30, 2009.
Note 11. Retirement Benefits:
Pension expense included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$700	$1,187	$3,060	$3,560
Interest cost on projected benefit obligation	5,794	5,942	17,764	17,828
Expected return on plan assets	(6,379)	(6,236)	(18,463)	(18,706)
Net amortization and deferrals	1,641	1,417	4,809	4,250

Defined benefit plans	1,756	2,310	7,170	6,932
Defined contribution and other retirement plans	1,699	2,484	5,482	6,823

Total pension expense	$3,455	$4,794	$12,652	$13,755

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$2,012	$2,609	$6,035	$7,826
Interest cost on projected benefit obligation	7,136	9,316	21,408	27,949
Expected return on plan assets	(9,351)	(13,075)	(28,052)	(39,224)
Net amortization and deferrals	697	790	2,092	2,369

Defined benefit plans	494	(360)	1,483	(1,080)
Defined contribution and other retirement plans	1,211	1,266	3,264	3,555

Total pension expense	$1,705	$906	$4,747	$2,475

     During 2009, we may contribute approximately $30 million to our U.S. pension plans and up to $16 million to our non-U.S. pension plans. In the three months and nine months ended September 30, 2009, $5 million and $10 million, respectively, of contributions were made to our qualified U.S. pension plan. In the three and nine months ended September 30, 2009, $4 million and $12 million, respectively, of contributions were made to the non-U.S. plans. In the three and nine months ended September 30, 2009, $1 million and $3 million, respectively, of benefit payments were made with respect to our non-qualified U.S. pension plan.
     The financial returns of our investment trusts during the third quarter and nine months of 2009 continue to be generally in line with the markets by asset class. We had little exposure to financial institution equities and had no direct investments in sub-prime related assets.
     Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Service cost for benefits earned	$351	$605	$1,233	$1,947
Interest on benefit obligation	1,513	1,661	4,625	4,745
Net amortization and deferrals	(379)	58	(1,509)	(248)

Total postretirement benefit expense	$1,485	$2,324	$4,349	$6,444

     We expect to contribute $5 million to our postretirement benefit plans in 2009. In the three and nine months ended September 30, 2009, $1 million and $4 million, respectively, of contributions were made.
Note 12. Financial Instruments:
Fair Value
     New accounting guidance on fair value measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1-Quoted prices for identical instruments in active markets.

•	Level 2-Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3-Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
     This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
     When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $5.5 million at September 30, 2009. We do not have any instruments classified as Level 3.
     The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2009.

Derivatives
     We periodically enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans, foreign currency receivables and payables, and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding three months and are with counterparties which are major international financial institutions. As of September 30, 2009 we held certain foreign currency forward contracts which were not designated as hedging instruments. The carrying amounts of these contracts were $1.1 million (in a liability position) classified in Other current liabilities in the Consolidated Balance Sheet. During the three and nine months ended September 30, 2009 we recognized net losses of $11.0 million and $3.8 million, respectively, recorded in Other (income) expense, net, related to these foreign currency contracts. These net gains offset any recognized losses arising from the revaluation of the related intercompany loans during the same respective periods.
     In 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge. As of September 30, 2009, this cash flow hedge experienced no ineffectiveness. As of September 30, 2009, the fair value of this foreign currency contract was a liability of $5.6 million classified in Other current liabilities in the Consolidated Balance Sheet. During the three and nine months ended September 30, 2009, gains (losses) of $(0.9) million and $0.3 million, respectively, were recognized in Other comprehensive income representing the change in fair value of the remaining hedge balance outstanding which is marked to market in Accumulated other comprehensive income (loss) (“AOCI”) as a hedge of forecasted future cash flow and released ratably through earnings over term of the hedge. During the three and nine months ended September 30, 2009 we reclassified losses of $0.2 million and $0.5 million, respectively, from AOCI to Other (income) expense, net, in the Consolidated Statement of Income.
     In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (TIBOR) plus an interest markup. This swap was designated as a fair value hedge. As of September 30, 2009, the fair value of this interest rate contract was approximately $0.1 million and is classified in Other assets in the Consolidated Balance Sheet. This fair value hedge experienced no ineffectiveness. Interest income on the periodic settlement and reset of the floating interest rate of less than $0.1 million was recorded in Interest expense in the Consolidated Statement of Income for the three and nine months ended September 30, 2009.
     In February 2009, we paid $16 million to close out the $300 million U.S. Dollar (“USD”) LIBOR to European InterBank Offer Rate (EURIBOR) interest rate swap. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the nine months ended September 30, 2009.
     In May 2009 we entered into a forward currency contract which qualified as a net investment hedge, in order to protect a portion of our net European investment from foreign currency risk. We recognized a $1.6 million loss during the nine months ended September 30, 2009, which was deferred as a component of AOCI. The ineffective portion of this net investment hedge was not material. This forward currency contract matured before the end of our second quarter. Upon its maturity, we entered into an intercompany loan payable in the amount of 40 million Euros in order to protect a portion of our net European investment from foreign currency risk. This intercompany loan was designated as a net investment hedge and experienced no ineffectiveness as of September 30, 2009. We recognized a $2.3 million loss during the nine months ended September 30, 2009, which was deferred as a component of AOCI.
Note 13. Commitments and Contingencies:
     We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored microwave popcorn. A total of 19 actions involving 340 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of exposure to our flavored products, or that injuries which did occur are in fact the result of such exposure. In most of the complaints, the damages sought by the plaintiff(s) are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. Since the end of 2008, four new actions involving 5 plaintiffs were filed against us, three actions involving 14 plaintiffs were resolved through confidential settlement or voluntary dismissal for a net out-of-pocket amount which is not material to us, including insurance recovery. In addition, 43 other plaintiffs were voluntarily dismissed from the other pending cases.
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
     While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.
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
     We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At September 30, 2009, we estimated our share of the total future costs for these sites to be less than $5 million.
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
          IFF is organized into two business units that reflect our flavor and fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.
          Changing social habits resulting from factors such as increases in personal income, leisure time, health concerns, urbanization and population growth stimulate demand for consumer products utilizing flavors and fragrances. These developments expand the market for products with finer fragrance quality, as well as the market for colognes and toiletries. Such developments also stimulate demand for convenience foods, soft drinks and low-fat and organic food products that must conform to expected tastes. These developments necessitate the creation and development of flavors and fragrances and ingredients that are compatible with newly introduced materials and methods of application used in consumer products.
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
          The flavors and fragrances industry can be impacted by macroeconomic factors in all product categories and geographic regions. Such factors may include the impact of currency exchange rate fluctuations on the price of raw materials, and operating costs, as well as on translation of reported results. In addition, IFF is susceptible to margin pressure due to customers’ cost improvement programs and input cost increases. However, these pressures can often be mitigated through a combination of product reformulation, sourcing strategies and material substitution plus internal cost containment efforts, and the development of innovative and streamlined solutions and processes.
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
          In order to pursue these strategies, our three key missions are: customers, people and innovation. We believe we are well positioned to achieve success by targeting strategically important global and regional customers in both developed and emerging markets; attracting, developing and retaining top talent; investing in research and development; and fostering a culture of innovation and continuous improvement.

CHANGE IN MANAGEMENT
          Effective September 30, 2009, Robert Amen has resigned as Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”) of the Company. Douglas D. Tough, currently a Company Board member, assumed the position of non-executive Chairman effective October 1, 2009 and will assume the position of executive Chairman and CEO no later than the end of the first quarter 2010. Pending Mr. Tough’s assumption of his title and duties as CEO, beginning October 1, 2009, the Company established a temporary Office of the CEO, which is comprised of three current Company executives, Chief Financial Officer, Kevin Berryman; Group President, Fragrances, Nicolas Mirzayantz; and Group President, Flavors, Hernan Vaisman. Each of these executives remain in their current positions while carrying out their Office of the CEO responsibilities. The Office of the CEO reports to the Board of Directors.
Operations
Third Quarter 2009
Sales Commentary
          Third quarter 2009 sales totaled $613 million, down 1% from the prior year period, as both Flavor and Fragrance sales declined 1%. Foreign currency parity continued to have a negative impact on year-over-year sales performance, reducing reported sales in the third quarter of 2009 by $19 million or 3% versus the comparable 2008 period. Excluding the impact of foreign currency, local currency sales grew slightly above 2% versus the prior year period.
          Local currency (LC) sales for the Flavors business were up 2% year-over-year for the quarter. All regions delivered LC sales growth for the quarter, led by North America at 5%. LC growth was driven by new wins in North America (NOAM), particularly in Savory, combined with stronger volumes and new wins in Confectionary and Dairy in Europe, Africa and Middle East (EAME) and Latin America (LATAM). These wins were partially offset by lower volumes in the Beverage business with specific customers in LATAM and Greater Asia who have seen a drop in their demand, and the comparison to a very strong year ago quarter.
          Fragrance sales grew 3% in LC terms. This represents the first quarter of year-over-year LC sales growth since the second quarter 2008. The improvement was driven by 3% growth in our Fragrance compounding sales, as 10% gains in our Beauty Care and Functional Fragrance categories more than offset the lower demand for our fine fragrance products. The Fragrance compounding business was led by our emerging markets, as Greater Asia was up 26% and LATAM at 6%. Strong growth in Greater Asia reflects new wins and increased demand from both our global and regional customers. While demand in the developed markets of NOAM and EAME remains soft, our overall Fragrance performance in the third quarter (-1 and -2%, respectively) represents a significant improvement versus the first half of 2009 (-6% and -15%, respectively). Ingredients sales grew 3% in LC terms as a result of the elimination of customer de-stocking and better price realizations.
          Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Third Quarter 2009 vs Third Quarter 2008
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-3%	0%	0%	-1%	5%	2%
EAME	Reported	-22%	-1%	0%	-9%	-6%	-8%
	Local Currency	-15%	6%	6%	-2%	1%	-1%
Latin America	Reported	0%	9%	-9%	3%	-5%	0%
	Local Currency	2%	9%	-8%	4%	1%	3%
Greater Asia	Reported	19%	28%	8%	22%	0%	8%
	Local Currency	20%	28%	4%	21%	1%	8%
Total	Reported	-9%	7%	0%	-1%	-1%	-1%
	Local Currency	-6%	10%	3%	3%	2%	2%

▪	NOAM sales increased 2% as a result of new wins and good demand in our Savory and Beauty Care categories, partially offset by lower Fine Fragrance sales as we continue to experience a challenging market.

▪	EAME LC sales for this quarter were essentially flat as Fine Fragrance sales continue to be negatively impacted by poor demand, offset by solid growth in Flavors and Functional Fragrance. This is an improvement over the prior two quarters.

▪	The emerging markets of LATAM and Greater Asia saw solid LC sales growth across all Fragrance segments, except LATAM Ingredients. Flavor sales in Greater Asia and LATAM were positive, but unfavorably impacted by the drop in volumes from certain beverage customers who realized volume declines. As noted previously, Flavor sales in LATAM were negatively impacted by lower Beverage volumes and isolated losses.
Consolidated Operating Results
          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Third Quarter
	2009	2008
Cost of goods sold	59.4%	60.0%
Research and development expenses	8.5%	8.4%
Selling and administrative expenses	16.0%	15.0%
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
          Cost of goods sold, as a percentage of sales, was 59.4% compared with 60.0% in 2008. This improvement year-over-year is mainly attributable to a stabilization of input costs combined with cost recovery and margin improvement efforts.
          Research and development (R&D) expenses were up slightly from the prior year, driven by $3.0 million of incentive compensation expense in 2009 compared to a net reversal of $(0.3) million last year that was substantially offset by cost containment efforts and a stronger U.S. Dollar.
          Selling and administrative expenses (S&A), as a percentage of sales, increased to 16.0% as compared to 15.0% in the third quarter 2008. The third quarter 2008 expense was favorably impacted by a cumulative adjustment to its provision for incentive compensation that resulted in net reversal of $(0.4) million compared to $6.6 million of expense in the 2009 period. The 2009 quarter also includes $5.4 million in employee separation and one-time costs associated with the change in CEO. Excluding CEO related costs and the effects of incentive compensation provisions, S&A expenses in 2009 decreased approximately 100 basis points (bps) as a percentage of sales versus the prior year. The change is mainly attributable to tight cost control and a stronger U.S. Dollar.
Interest Expense
          In the third quarter 2009, interest expense totaled $13.5 million as compared to $18.0 million in 2008. The reduction reflects the elimination of cross-currency interest rate swaps during the second half of 2008 and first quarter 2009, combined with lower outstanding borrowings and slightly lower interest rates.
Other (Income) Expense, Net
          Other income was minimal in 2009 versus other expense of $3 million during the 2008 period. The change was mainly due to losses on foreign exchange transactions in the prior year.
Income Taxes
          The effective tax rate for the third quarter of 2009 was 27.9% as compared to a rate of 27.5% in the prior year quarter. The higher effective tax rate versus last year reflects the mix of earnings in countries in which we operate and higher repatriation costs.
Operating Results by Business Unit

          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
          In the third quarter of 2009, Flavors operating profit totaled $55 million, or 20.0%, as a percentage of sales, compared to $52 million or 18.5% of sales in 2008. The improvement in profitability reflects higher pricing, margin and cost recovery efforts combined with lower overhead expenses that more than offset the effects of higher input costs and manufacturing expenses, and unfavorable foreign exchange impacts.
Fragrances
          Fragrance operating profit for the third quarter of 2009 was $46 million, or 13.7%, as a percentage of sales, compared to $55 million or 16.2% of sales during 2008. The reduction in operating profit margin was mainly due to the recording of $10.5 million of restructuring charges related to our EAME rationalization plan during the third quarter 2009. Excluding the restructuring charges, operating profit margins improved 60 bps as higher pricing, cost reductions efforts and lower overhead expenses more than offset the effects of unfavorable mix due to lower Fine Fragrance volume, higher input costs and unfavorable foreign exchange impacts.
Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses for the third quarter were $14 million compared to $6 million during 2008 (including $2 million of implementation costs related to the global shared service center). The increase is due to $5.4 million of expense related to employee separation and one-time costs associated with the CEO change and higher incentive compensation charges.
First Nine Months 2009
Sales Commentary
          Sales for the first nine months of 2009 totaled $1.74 billion, decreasing 6% from the prior year period of $1.85 billion, as Flavor sales declined 4% and Fragrance sales decreased 8%. Foreign exchange had a 5% negative impact on reported sales for the first nine months of 2009 as the U.S. dollar strengthened against most currencies; at comparable exchange rates, sales would have decreased 1% year-over-year.
          On a local currency (LC) basis, Flavor sales increased 2% year-over-year. North America and Latin America delivered solid growth resulting from new business and price increases, despite weak economic conditions whereas sales in EAME were down 2% as a result of the economic slowdown and ongoing inventory reductions by our customers. Greater Asia sales in LC were up 1% for the nine month period, as new wins (Savory) were offset by some erosion in Beverages and the postponement of shipments to the fourth quarter.
          Fragrance LC sales declined 3% year-over-year. Fine and Beauty Care sales declined 11%, reflecting weak consumer demand and excess inventories through the supply chain primarily in North America and EAME. Functional Fragrance sales grew 4% globally due to new wins in the fabric care and personal wash categories combined with good growth in emerging markets, especially in Greater Asia. Ingredients sales declined 5% on a LC basis primarily due to erosion in the Fine Fragrance category and customer de-stocking.
          Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Nine Months 2009 vs Nine Months 2008
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-14%	2%	1%	-4%	4%	0%
EAME	Reported	-31%	-8%	-19%	-20%	-12%	-17%
	Local Currency	-22%	1%	-11%	-11%	-2%	-7%
Latin America	Reported	7%	4%	0%	4%	-2%	2%
	Local Currency	9%	5%	0%	5%	6%	6%
Greater Asia	Reported	12%	11%	-1%	9%	-2%	2%
	Local Currency	15%	12%	-3%	10%	1%	4%
Total	Reported	-16%	0%	-10%	-8%	-4%	-6%
	Local Currency	-11%	4%	-5%	-3%	2%	-1%
▪	North America sales were flat as the erosion and volume declines in Fine Fragrance compounds offset the benefits from new wins in our Savory, Beauty Care, and Functional Fragrance categories, as well as some price recovery. Ingredient sales growth was mainly attributable to cost driven price increases.

▪	EAME sales declines in LC were driven by de-stocking and weak economic conditions across all product categories. Functional fragrance sales in LC were aided by good growth in fabric care.

▪	Latin America LC sales saw solid growth and new wins across all product categories. Flavor sales were up 6% in LC as compared to a very strong performance during 2008.

▪	Greater Asia LC sales growth was driven by new product introductions and wins across most product categories and cost driven price increases in the fragrance business. Flavor sales performance was up slightly, despite the negative effects of a stronger USD on local demand.
Consolidated Operating Results
          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	First Nine Months
	2009	2008
Cost of goods sold	59.8%	59.1%
Research and development expenses	8.7%	8.7%
Selling and administrative expenses	16.1%	15.5%
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
          Cost of goods sold, as a percentage of sales, was 59.8% in 2009 compared with 59.1% in 2008. This increase reflects higher input costs, lower absorption and volumes, plus weaker sales mix that were partially offset by cost recovery and margin improvement efforts.
          Research and development (R&D) expenses were down $9.1 million in 2009 compared to the prior year as tight cost control on applied research and development and the effects of a stronger U.S. dollar more than offset higher incentive compensation.
          Selling and administrative expenses (S&A), as a percentage of sales, increased to 16.1% of sales for the first nine months of 2009 as compared to 15.5% for the first nine months of 2008. The 2009 period includes $6.3 million of employee separations costs and one-time expenses related to the change in CEO whereas the 2008 amount includes the benefit of a $2.6 million insurance recovery related to a prior period product liability claim offset by $3.4 million for employee separation costs. The reduction in S&A dollars reflects a stronger U.S. dollar and cost reduction efforts, which more than offset higher pension expense, higher incentive compensation expense and provisions for bad debts and product claims.

Restructuring and Other Charges
          Restructuring and other charges consist primarily of separation costs for employees, including severance, outplacement and other benefit costs.
          The Company recorded a net pre-tax charge of $4.1 million during the three months ended June 30, 2009. This amount includes $6.6 million for severance and related costs associated with the elimination of approximately 70 positions globally, less a $2.5 million reduction to previously recorded provisions. The reduction in prior reserves was attributable to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance.
          During September 2009, as part of the rationalization of our European fragrance manufacturing footprint, the Company announced that it had initiated a collective consultation process with employees regarding the closure of its Fragrances compounding facility in Drogheda, Ireland, as well as the partial closure of its Fragrance Ingredients chemical plant in Haverhill, UK. The Company has completed both consultation processes and has communicated its intent to proceed with the closures. The Company has now completed the negotiations with the Haverhill employee representatives and is actively engaged in the negotiation process with the employee representatives in Ireland to determine actual employee separation benefits.
          We expect to incur total costs related to this restructuring plan of approximately $22-$29 million, consisting primarily of $11-$15 million of employee termination costs, $8-$10 million in plant shutdown and business transition costs and $3-$4 million in asset impairments and/or accelerated depreciation of related fixed assets. While some cost savings would likely be realized in the latter half of 2010, the annual benefit of $17-$20 million wouldn’t be fully realized until 2011.
          As a result of these plans, approximately 140 employees will be terminated. During the third quarter 2009, the Company recorded a provision for severance costs of $10.5 million to “Restructuring and other charges” in our Consolidated Statement of Income, based on reasonable expectations of separation benefits that are subject to ongoing negotiations with employee representatives. We expect to conclude the negotiations in upcoming quarters and will record any necessary adjustment then. The Company also recorded $0.2 million of accelerated depreciation in “Cost of goods sold” in our Consolidated Statement of Income related to depreciation of certain related assets. Other restructuring costs discussed above will be recorded as incurred as the Company moves forward with implementation.
          The 2008 net charges primarily related to employee separation expenses in connection with the implementation of a global shared service center and a performance improvement plan. Positions eliminated and charges, net of reversal by business segment for the nine month periods ended 2009 and 2008 are detailed in the table below.

	Restructuring Charges
	( In Thousands)		Positions Affected
	2009	2008	2009	2008
Flavors	$(363)	$925	7	17
Fragrances	15,349	2,480	200	19
Global	(382)	2,562	5	91

Total	$14,604	$5,967	212	127

Interest Expense
          In the first nine months of 2009, interest expense totaled $47 million as compared to $55 million in 2008. The 2009 decrease reflects a lower average borrowing cost and the elimination of a cross-currency interest rate swap during the second half of 2008. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. Average cost of debt was 5.2% for 2009 compared to 6.0% in 2008.
Other (Income) Expense, Net

          Other expense for the first nine months of 2009 was $0.4 million compared to other expense of $1.2 million in 2008. The reduction was mainly due to lower levels of losses on foreign exchange transactions partially offset by lower interest income in 2009.
Income Taxes
          The effective tax rate for the first nine months of 2009 was 26.2% as compared to a rate of 25.3% in the prior year period. The 2008 effective tax rate was 27.6% excluding $6 million of benefits pertaining to favorable tax rulings from prior periods. The change in the effective tax rate in 2009 is mainly attributable to an increase in non-U.S. investment tax credits and the mix of earnings across the countries in which we operate.
Operating Results by Business Unit
          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
          For the first nine months of 2009, Flavors operating profit totaled $162 million, or 20.0% of sales, compared to $165 million or 19.6% of sales in 2008. The operating profit reduction is due to higher input costs and unfavorable currency parity. These declines were partially offset by higher pricing, spending control, and cost recovery and margin improvement efforts. The 2008 amount includes $0.9 million of restructuring expenses versus a net reversal of $0.4 million in 2009.
Fragrances
          Fragrance operating profit for the first nine months of 2009 was $117 million, or 12.6% of sales, compared to $158 million or 15.7% during 2008. The 2009 amount includes $15 million of restructuring related expenses compared to $2 million in 2008. The decline in profit was driven by significantly lower volumes in Fine Fragrances and Ingredients, higher input costs and unfavorable mix, partially offset by higher pricing, margin recovery efforts and lower overhead expenses. Excluding the restructuring charges, operating profit margins declined 160 bps over the comparable prior year period.
Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses for the first nine months were $31 million compared to $26 million during the 2008 period. The 2009 period included $6.3 million of employee separation and one-time costs associated with the change in CEO. The 2008 period included approximately $2.6 million of restructuring charges and $3.3 million of employee separation costs, partially offset by a $2.6 million insurance recovery related to prior period product liability claim. The change was also impacted by higher incentive compensation expense in 2009.
Financial Condition
          Cash and cash equivalents totaled $155 million at September 30, 2009 compared to $178 million at December 31, 2008. Working capital was $835 million at September 30, 2009 compared to the $710 million at December 31, 2008. Additions to property, plant and equipment for the nine-month period ended September 30, 2009 totaled $30 million. Gross additions to property, plant and equipment are expected to approximate $65 million for the full year 2009.
          Operating cash flows in 2009 were an inflow of $200 million versus $136 million in the prior year period. The improvement in operating cash flows was led by the reduction of our inventories, which was driven by our internal process improvement initiatives combined with better operating discipline over receivables and payables. Operating cash flows in 2008 benefited from the receipt of $18 million on termination of an interest rate swap. The decrease in other assets and liabilities was driven by long-term incentive plan payments, lower deferred taxes, and pension and other postretirement payments.

          At September 30, 2009, we had $1,158 million of debt outstanding compared to $1,190 million outstanding at September 30, 2008.
          In February 2009, we closed out the $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included currently in earnings as a component of interest expense.
          In January 2009, April 2009, July 2009 and October 2009 we funded a quarterly cash dividend of $0.25 per share to shareholders.
          We expect to contribute approximately $25 million to our U.S. and non-U.S. pension plans during the remainder of 2009.
          During the nine months ended September 30, 2009, we repurchased 75,000 shares on the open market at a cost of $2 million or an average of $26.22 per share. In the comparable period ended September 30, 2008, we repurchased approximately 700,000 shares at a cost of $30 million on the open market.
          We continue to generate strong operating cash flows and our revolving credit facility (the “Facility”) remains in place. As of September 30, 2009, the drawdown capacity on the multi-year revolver is approximately $360 million. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
          The Facility and 2008 Japanese Yen loan contain the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At September 30, 2009, we were in compliance with all financial and other covenants. At September 30, 2009 our Net Debt/ adjusted EBITDA (1) was 2.38 to 1 as defined by the debt agreements.
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

	12 Months Ended September 30,
(In Millions)	2009	2008

Net Income	$197.1	$227.8
Interest expense	66.5	71.0
Income taxes	42.4	77.9
Depreciation	67.9	73.2
Amortization	6.2	6.8
Specified items	35.0	3.0

Adjusted EBITDA	$415.1	$459.7

	September 30,
(In Millions)	2009	2008

Total Debt	$1,157.6	$1,190.0
FAS 133 Fair Value Adjustment	15.4	17.4
Cash and Cash Equivalents	154.6	108.7

Net Debt	$987.6	$1,063.9

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
          Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest and other savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements involve significant risks, uncertainties and other factors. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, especially given the current disruption in global economic conditions, including economic and recessionary pressures; energy and commodity prices; decline in consumer confidence and spending; significant fluctuations in the value of the U.S. dollar; population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions; movements in interest rates; continued volatility and deterioration of the capital and credit markets, including continued disruption in the commercial paper market, and any adverse impact on our cost of and access to capital and credit; fluctuations in the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results.
          Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.
Non-GAAP Financial Measures
          In certain instances we present financial results excluding the effect of restructuring charges, employee separation costs, costs for the implementation of the shared services plan in 2008, the benefit of an insurance recovery in 2008 and benefits of favorable tax rulings relating to prior years. In addition, in certain instances, we exclude the effects of foreign exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of foreign currency exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring costs and employee separation costs and implementation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings reflect actual accounting and cash benefits realized. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          There are no material changes in market risk from the information provided in the Company’s 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
          The members of the temporary office of the Chief Executive Officer, who are comprised of our Chief Financial Officer, Group President, Flavors and Group President, Fragrances, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the temporary office of the Chief Executive Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
          Our members of the temporary office of the Chief Executive Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
          There have been no material changes in the risk factors previously disclosed in the Company’s 2008 Form 10-K.

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
          In July 2004, the Company and another flavor supplier were named defendants, and subsequently 14 third and fourth party defendants were added, in a lawsuit by 4 former workers (and 2 spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Batteese case). In August 2005, the Company and 16 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 30 current and former employees and/or a neighbor of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 5 other current and former employees in the same Court (Bowan case).
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
          In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 9 current and former employees and the spouses of two such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 10 current and former employees and 3 spouses of such employees of the same plant (Brown case). In May 2008, the Company and 8 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 7 other flavor and material suppliers were named defendants in a lawsuit by 9 plaintiffs (plus 8 loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company, three other flavor companies and three other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse (Newkirk case). In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County (Meredith case). In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by a consumer of microwave popcorn and her spouse in the Circuit Court of Jackson County, Missouri (Khouri case).
          In September 2009, the Company and another flavor supplier were named as defendants in a lawsuit by the child of a worker at a Ridgeway, Illinois factory in an action brought in the Circuit Court of Cook County, Illinois (Patton case). In September 2009, the Company and another flavor supplier were named as defendants in a lawsuit by two workers and one spouse (Gerfen case) and by another worker (Bradshaw case) at a Marion, Ohio microwave popcorn plant in actions filed in the Court of Common Pleas, Hamilton County, Ohio. In October 2009, the Company and another flavor supplier were named as defendants in a lawsuit by a worker at a Marion, Ohio microwave popcorn plant in an action filed in the Court of Common Pleas, Hamilton County, Ohio (Criswell case).
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
     (c) Issuer Purchases of Equity Securities
     The following table presents the total number of shares purchased during the third quarter of 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number of shares that may yet be purchased under the program for the quarter ended September 30, 2009:

	Total		Total Number of	Maximum Number
	Number of		Shares Purchased	of Shares That may
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced	Under the Program
	(1)	per Share	Program (1)	(1)

July 1 — 31, 2009	—	—	—	1,949,065
August 1 — 31, 2009	—	—	—	1,949,065
September 1 — 30, 2009	—	—	—	1,949,065
Total shares purchased	—	—	—

(1)	In July 2007 our Board of Directors authorized a stock repurchase plan (the “2007 Share Repurchase Plan”) to repurchase up to 15% (which represents an aggregate 13,350,000 shares) or $750 million worth of our outstanding common stock, whichever is less. As of September 30, 2009, we are subject to the 15% limitation and as such, we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

Item 6.	Exhibits

3.1	By-laws of International Flavors & Fragrances Inc., as amended and restated effective as of October 27, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on October 30, 2009.

10.1	Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 14, 2009.

10.2	Separation Agreement between International Flavors & Fragrances Inc. and Robert M. Amen, dated October 14, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on October 19, 2009.

31.1	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nicolas Mirzayantz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Hernan Vaisman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Kevin C. Berryman, Nicolas Mirzayantz and Hernan Vaisman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 4, 2009	By:	/s/ Kevin C. Berryman

Kevin C. Berryman
Member, Temporary Office of the Chief Executive Officer and Executive Vice President and Chief Financial Officer

Dated:	November 4, 2009	By:	/s/ Dennis M. Meany

Dennis M. Meany
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

Number	Description

3.1	By-laws of International Flavors & Fragrances Inc., as amended and restated effective as of October 27, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on October 30, 2009.

10.1	Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough, dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 14, 2009.

10.2	Separation Agreement between International Flavors & Fragrances Inc. and Robert M. Amen, dated October 14, 2009, incorporated by reference to the Company’s Report on Form 8-K filed on October 19, 2009.

31.1	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nicolas Mirzayantz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Hernan Vaisman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Kevin C. Berryman, Nicolas Mirzayantz and Hernan Vaisman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.