Form 10-K
period 2009-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2010-02-25
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-4858

INTERNATIONAL FLAVORS & FRAGRANCES INC.

(Exact name of registrant as specified in its charter)

NEW YORK	13-1432060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 WEST 57TH STREET, NEW YORK, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 765-5500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value	New York Stock Exchange
12 1/2¢ per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2009 was $2,584,509,708.

As of February 12, 2010, there were 79,235,120 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2010 Annual Meeting (the “IFF 2010 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

We currently have 31 manufacturing facilities with the major manufacturing facilities located in the United States, Great Britain, Ireland, the Netherlands, Spain, Argentina, Brazil, Mexico, Australia, China, India, Indonesia, Japan and Singapore. The remaining manufacturing facilities are located in 8 other countries. We maintain our own sales and distribution facilities in 32 countries and are represented by sales agents and distributors in other countries. Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

MARKETS

Our flavor products are sold principally to the food and beverage industries for use in consumer products such as soft drinks, non-carbonated drinks, candies, baked goods, desserts, prepared foods, dietary foods, dairy products, drink powders, pharmaceuticals, snack foods and alcoholic beverages. Two of our largest customers for flavor products are major producers of prepared foods and beverages in the United States. In the three years ended December 31, 2009, 2008 and 2007, sales of flavor products accounted for 46%, 46% and 44%, respectively, of our total sales.

Our fragrance products are used by customers in the manufacture of various consumer goods in the home and personal care markets. The home market consists of laundry detergents, fabric care, candles, air fresheners and all-purpose cleaners. The personal care market consists of perfumes, colognes, after-shave lotions, skin care, lipsticks, deodorants and hair preparations. Most of the major global and regional manufacturers in each of these categories are our customers. Five of the largest global companies are among our principal customers. In the three years ended December 31, 2009, 2008 and 2007, sales of fragrance products accounted for 54%, 54% and 56%, respectively, of our total sales.

See Note 12, Segment Information, of the Notes to the Consolidated Financial Statements for information concerning the two business segments, Flavors and Fragrances, and our geographic regions.

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

MARKET DEVELOPMENTS

The demand for consumer products utilizing flavors and fragrances has been stimulated and broadened by changing social habits resulting from various factors such as increases in personal income, dual-earner households, teenage population, leisure time, urbanization, health and wellness concerns, including increased demand for nature based products and by the continued growth of emerging markets. In the fragrance field, these developments expanded the market for hair care, candles and air care products and deodorant and personal wash products with finer fragrance quality, as well as the market for colognes, toilet waters, men’s toiletries and other products beyond traditional luxury items such as perfumes. In the flavor field, similar market characteristics stimulated the demand for products such as convenience foods, soft drinks and low-fat and organic food products that must conform to expected tastes. New and improved methods of packaging, applying and dispensing have been developed for many consumer products that utilize some of our flavor or fragrance products. These developments called for the creation of new compounds and ingredients compatible with the newly introduced materials and methods of application.

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

Scientists from various disciplines work in project teams with the perfumers and flavorists to develop flavor and fragrance products with consumer preferred performance characteristics. Scientific expertise includes: natural products research, plant science, organic chemistry, analytical chemistry, biochemistry, microbiology, process engineering, food science, material science and sensory science. Analytical and sensory science is applied to understand the complex interactions of the many ingredients in a consumer product in order to optimize the flavor or fragrance performance at all points of use. Material science technology is applied to create controlled release and delivery systems to enhance flavor and fragrance performance in consumer products. An important contribution to the creation of new flavor and fragrances is the discovery and development of new ingredients having improved fragrance or flavor value. The ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. The new molecules that meet rigorous requirements for commercial development are subsequently transferred to manufacturing operations for production.

Creative and technical product development is conducted in 33 fragrance and flavor laboratories in 26 countries. We maintain a research and development center at Union Beach, New Jersey. We spent $194 million in 2009, $209 million in 2008 and $197 million in 2007 on our research and development activities or about 8% to 9% of our revenues each year. We expect these expenditures to remain at this percentage level for 2010. Of the amount expended in 2009 on such activities, 62% was for fragrances and the balance was for flavors. We employed 1,091 persons in 2009 and 1,146 persons in 2008 in such activities.

Our business is not materially dependent upon any patents, trademarks or licenses.

DISTRIBUTION

Distribution for both the flavors and fragrances business units is similar in that most of our sales are through our own sales force. The flavors business operates from two sales offices in the United States and 38 sales offices in 30 foreign countries, while the fragrances business operates from two sales offices in the United States and 36 sales offices in 29 foreign countries. Sales in additional countries are made through agents and distributors. For the year ended December 31, 2009, 35% of our sales were to customers in Europe, Africa and Middle East (“EAME”), 26% in North America, 24% in Greater Asia and 15% in Latin America.

During 2009, our 30 largest customers accounted for 57% of our sales. Sales to one customer accounted for 11% of our sales in 2009, 2008 and 2007. These sales were largely in the fragrance business unit.

GOVERNMENTAL REGULATION

The manufacture and sale of our products are subject to regulation in the United States by the Food and Drug Administration, the Department of Agriculture, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. Foreign subsidiaries are subject to similar regulation in a number of countries. In particular, the European Union will require extensive chemical registration and testing over the next 8 years. Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2010, we expect to spend approximately $6 to $8 million on capital projects and approximately $18 million in operating expenses and governmental charges for the purpose of complying with such requirements.

RAW MATERIAL PURCHASES

We purchase roughly 10,000 different raw materials from many sources all over the world. The principal natural raw materials consist of essential oils, extracts and concentrates which are derived from fruits, vegetables, flowers, woods and other botanicals, animal products and raw fruits. The principal synthetic raw material purchases consist of organic chemicals. We believe that alternate materials or alternate sources of materials are available to enable us to maintain our competitive position in the event of any interruption in the supply of raw materials from present sources.

COMPETITION

We have more than 50 competitors in the world markets. IFF is one of the top four companies, which together represent approximately 70% of the flavors and fragrances industry. While no single factor is responsible, our competitive position is based principally on the creative skills of our perfumers and flavorists, the technological advances resulting from our research and development activities, the quality of our customer service, the support provided by our marketing and application groups, and our understanding of consumers. We believe that we are one of the largest companies producing and marketing, on an international basis, a wide range of fragrance and flavor products for sale to manufacturers of consumer products. In particular countries and localities, we face competition from numerous companies specializing in certain product lines, among which are some companies larger than us and some more important in a particular product line or lines. Most of our customers do not buy all of their fragrance or flavor products from the same supplier, and some customers make their own fragrance or flavor compounds with ingredients supplied by us or others.

EMPLOYEE RELATIONS

At December 31, 2009, we employed approximately 5,400 persons, of whom approximately 1,400 were employed in the United States. We have not experienced a work stoppage or strike and consider our employee relations to be satisfactory.

EXECUTIVE OFFICERS OF REGISTRANT

Effective October 1, 2009, the Company’s Board of Directors appointed Douglas D. Tough, a director of the Company since October 2008, as the Company’s Chairman of the Board. Mr. Tough, age 60, will also assume the role of Chief Executive Officer of the Company on March 1, 2010. Mr. Tough served as Chief Executive Officer and Managing Director of Ansell Limited, a global leader in healthcare barrier protective products, from July 2004 until February 2010.

The current executive officers of the Company, as of February 25, 2010, are listed below.

Name	Office and Other Business Experience(1)	Age	Year First Became Officer
Kevin C. Berryman	Member, Temporary Office of the Chief Executive Officer since October 2009 (2); Executive Vice President and Chief Financial Officer since May 2009; Chief Financial Officer, Nestle Professional, Americas, a global foodservice manufacturer, from October 2008 to May 2009; Senior Vice President Group Controller, Nestle S.A., an international food and beverage company, from June 2006 to September 2008; Chief Financial Officer, Nestle Purina Petcare, a manufacturer of pet products, from December 2001 to May 2006.	51	2009

Beth E. Ford	Executive Vice President, Head of Supply Chain since October 2008; Executive Vice President and Chief Operating Officer, Hachette Book Group, a leading US trade publisher, from September 2007 to September 2008; Senior Vice President, Global Operations and Information Technology, Scholastic, Inc., a global publishing, education and media company, prior thereto.	45	2008

Nicolas Mirzayantz	Member, Temporary Office of the Chief Executive Officer since October 2009 (2); Group President, Fragrances since January 2007; Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America Region from April 2005 to December 2006; Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to March 2005; Vice President, Global Business Development, Fine Fragrance and Toiletries, prior thereto.	47	2002

Hernan Vaisman	Member, Temporary Office of the Chief Executive Officer since October 2009 (2); Group President, Flavors since January 2007; Vice President, Latin America Region from October 2004 to December 2006; Regional Finance Director, Latin America Region, prior thereto.	51	2004

Angelica T. Cantlon	Senior Vice President, Human Resources since August 2009; Senior Vice President-International Chief Administrative Officer, MetLife, Inc., an insurance and financial services company, from June 2005 to August 2009 and Senior Vice President-Human Resources Business Leader, prior thereto.	58	2009

Dennis M. Meany	Senior Vice President, General Counsel and Secretary since January 2004.	62	2004

Name	Office and Other Business Experience(1)	Age	Year First Became Officer
Richard A. O’Leary	Vice President and Controller since June 2009; Interim Chief Financial Officer from July 2008 to May 2009; Vice President, Corporate Development from July 2007 to May 2009; Finance Director, International Paper’s, a paper and packaging company, Brazilian affiliate from August 2004 to June 2007; Finance Director, International Paper’s Shorewood Packaging Unit, prior thereto.	49	2007

(1)	Employed by the Company or an affiliated company for the last five years, except as otherwise indicated.
(2)	The temporary Office of the Chief Executive Office (CEO) will be in place until Mr. Tough assumes the CEO position.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the Board of Directors are posted on the Investor Relations section of our website, www.iff.com.

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

Failure to maintain the integrity of our raw materials, supply chain and finished goods may adversely impact sales and our results of operations, IFF’s reputation and litigation costs.

The manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are manufactured and sold. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. We use a variety of strategies, methodologies and tools to identify current products standards, assess relative risks in our supply chain that can impact product integrity, monitor internal and external performance and test raw materials and finished goods to minimize the likelihood of product non-compliance.

If a non-compliance event went undetected, we could be subject to customer claims, penalties, litigation costs and/or settlements, remediation costs or loss of sales. These consequences would be exacerbated if our customer did not identify the defect and there was a resulting impact at the consumer level. This could lead to potentially large scale adverse publicity and potential consumer litigation.

Competitive factors may negatively impact our sales and marketability.

The market for flavors and fragrances is fragmented and highly competitive. IFF competes with many companies and some of our competitors specialize in one or more of our product segments while others participate in many of the same segments. In addition, some of our competitors may have greater financial and technical resources. The discovery and development of new flavor and fragrance materials, protection of the Company’s intellectual property and development and retention of key employees are important issues in our ability to compete in our businesses. Increased competition by existing or future competitors, including aggressive price competition, could result in the need for us to reduce prices or increase spending and this could have an impact on sales and profitability.

We are subject to economic and social changes which may impact sales.

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits resulting from factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population. Changes in any number of external economic factors, or changes in social or consumer preferences, could adversely impact our results of operations. Nearly 60% of our sales occur in the developed markets of North America, Western Europe and Australasia with the remainder in emerging markets. Accordingly, the impact on our operations will depend upon consumer spending on products for which we supply the flavor or fragrance in these global markets.

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

We are involved in a number of legal claims. While we believe that related insurance coverage is adequate with respect to such claims, we cannot predict the ultimate outcome of such litigation. In addition, we cannot provide assurance that future events will not result in an increase in the number of claims or require an increase in the amount accrued for any such claims, or require accrual for one or more claims that has not been previously accrued.

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

The manufacture and sale of our products are subject to regulation in the United States by the Food and Drug Administration, the Department of Agriculture, the Bureau of Alcohol, Tobacco and Firearms, the Environmental Protection Agency, the Occupational Safety and Health Administration, the Drug Enforcement Administration and state authorities. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. Our foreign operations are subject to similar substantial governmental regulation and oversight standards in a number of countries, including extensive requirements within the European Union. Costs or investments necessary to maintain compliance with existing or future governmental regulations may adversely impact our financial condition, results of operations or liquidity.

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

Our success depends on attracting and retaining talented people within our business. Any shortfall in recruitment or retention could adversely affect our ability to compete and achieve our strategic goals.

Attracting, developing, and retaining talented employees is essential to the successful delivery of our products and success in the marketplace. However, we cannot be certain that we will be able to attract and retain such employees in the future. Any shortfalls in recruitment or retention could adversely affect our ability to operate successfully, grow our business, and effectively compete with our competitors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal properties are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance ingredients.
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.

France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.

Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.

Ireland
Drogheda	Production of fragrance compounds.

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.

Spain
Benicarlo	Production of fragrance ingredients.

Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Location	Operation
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.

Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.

India
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Australia
Dandenong	Production of flavor compounds and flavor ingredients.

China
Guangzhou(4)	Production of flavor and fragrance compounds.
Shanghai(6)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(4)	Production of fragrance ingredients.

Indonesia
Jakarta(3)	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong(6)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

(1)	Leased.
(2)	We have a 93.4% interest in the subsidiary company that owns this facility.
(3)	Land is leased and building is partially leased and partially owned.
(4)	Land is leased and building and machinery and equipment are owned.
(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
(6)	Building is leased and machinery and equipment are owned.

Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various claims and legal actions in the ordinary course of our business. For purposes of reporting these actions, Bush Boake Allen, Inc. (“BBA”), a wholly-owned subsidiary of IFF, and/or IFF are referred to as the “Company”.

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

Seventeen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.

In July 2004, the Company and another flavor supplier were named defendants, and subsequently 10 third and fourth party defendants were added, in a lawsuit by 4 former workers (and 2 spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Batteese case). In August 2005, the Company and 22 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 16 current and former employees of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 2 other current and former employees in the same Court (Bowan case).

In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 83 current and former employees (plus 35 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). Three plaintiff cases were settled by confidential agreement in June 2009. In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 18 current and former employees (plus 5 spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 43 current and former workers (plus 15 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 5 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case).

In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by 9 current and former employees and the spouses of two such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by 10 current and former employees and 3 spouses of such employees of the same plant (Brown case). In May 2008, the Company and 6 other companies were named defendants in a lawsuit in the District Court of Colorado by a consumer of microwave popcorn and his spouse (Watson case). In August 2008, the Company and 7 other flavor and material suppliers were named defendants in a lawsuit by 9 plaintiffs (plus 8 loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case). In September 2008, the Company, three other flavor companies and three other companies were named defendants in a lawsuit in the U.S. District Court for the Eastern District of Washington by a consumer of microwave popcorn and his spouse (Newkirk case). The Company was dismissed from this case in October 2009. In September 2008, the Company, another flavor manufacturer and 2 chemical suppliers were named defendants in a lawsuit by 1 plaintiff in the Missouri Circuit Court of Jasper County (Meredith case). The Company was dismissed from this case in October 2009. In October 2008, the Company, 2 other flavor compounders, 2 chemical companies, a microwave popcorn manufacturer and a distributor were named defendants in a lawsuit by a consumer of microwave popcorn and her spouse in the Circuit Court of Jackson County, Missouri (Khouri case). The Company was dismissed from this case in October 2009.

In September 2009, the Company, another flavor supplier and an employer were named as defendants in a lawsuit by the child of a worker at a Ridgeway, Illinois factory in an action brought in the Circuit Court of Cook County, Illinois (Patton case). In September 2009, the Company and another flavor supplier were named as defendants in a lawsuit by two workers and one spouse (Gerfen case) and by another worker (Bradshaw case) at a Marion, Ohio microwave popcorn plant in actions filed in the Court of Common Pleas, Hamilton County, Ohio.

In October 2009, the Company and another flavor supplier were named as defendants in a lawsuit by a worker at a Marion, Ohio microwave popcorn plant in an action filed in the Court of Common Pleas, Hamilton County, Ohio (Criswell case). In December 2009, the Company, 5 other flavor manufacturers and 5 microwave popcorn manufacturers and distributors were named defendants in a lawsuit in the U.S. District Court for the Northern District of Iowa by a consumer of microwave popcorn and her husband (Daughetee case).

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

At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and a third party expert in modeling insurance deductible amounts with respect to all of these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 16 of the Notes to the Consolidated Financial Statements.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2009		2008
Quarter	High	Low	High	Low
First	$32.35	$25.30	$47.20	$39.48
Second	33.51	29.84	46.44	39.06
Third	39.15	31.21	44.47	38.27
Fourth	41.85	36.85	39.33	24.90

Approximate Number of Equity Security Holders.

(A) Title of Class	(B) Number of shareholders of record as of February 12, 2010
Common stock, par value 12 1/2¢ per share	3,004

Dividends.

Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2009	2008
First	$0.25	$0.23
Second	0.25	0.23
Third	0.25	0.25
Fourth	0.25	0.25

Performance Graph.

Total Return To Shareholders(1)

(Includes reinvestment of dividends)

	Annual Return Percentage Years Ending
Company Name / Index	2005	2006	2007	2008	2009
International Flavors & Fragrances	-20.21	49.64	-0.36	-36.64	42.43
S&P 500 Index	4.91	15.79	5.49	-37.00	26.46
Peer Group	4.58	18.66	22.37	-16.32	18.05

	Indexed Returns Years Ending
Company Name / Index	Base Period 2004	2005	2006	2007	2008	2009
International Flavors & Fragrances	$100	$79.79	$119.40	$118.97	$75.38	$107.36
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Peer Group	100	104.58	124.09	151.85	127.07	150.00

Peer Group Companies(2)
Alberto Culver Company	Hormel Foods Corp.	Unilever NV
Avon Products	Kellogg Co.	YUM Brands, Inc.
Campbell Soup Co.	Estee Lauder Companies, Inc.
Church & Dwight Inc.	McCormick & Company, Inc.
Clorox Company	McDonald’s Corp.
Coca-Cola Company	Nestle SA
Colgate-Palmolive Co.	Pepsico Inc.
ConAgra Foods, Inc.	Procter & Gamble Co.
General Mills Inc.	Revlon Inc.
H.J. Heinz Co.	Sara Lee Corp.
Hershey Company	Sensient Technologies Corp.

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2004, and that all dividends were reinvested.
(2)	Due to the international scope and breadth of our business, we believe that a Peer Group comprised of international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Wm. Wrigley Jr. Company has been eliminated from the Peer Group for all years presented above due to its acquisition by Mars, Incorporated in October 2008.

Issuer Purchases of Equity Securities.

The following table presents the total number of shares purchased during the fourth quarter of 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number of shares that may yet be purchased under the program for the quarter ended December 31, 2009.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
October 1 – 31, 2009	—	—	—	1,949,065
November 1 – 30, 2009	—	—	—	1,949,065
December 1 – 31, 2009	—	—	—	1,949,065
Total shares purchased	—	—	—

(1)	In July 2007 our Board of Directors authorized a stock repurchase plan (the “2007 Share Repurchase Plan”) to repurchase up to 15% (which represents an aggregate 13,350,000 shares) or $750 million worth of our outstanding common stock, whichever is less. As of December 31, 2009, we are subject to the 15% limitation and as such, we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

							Net Income Per Share(b)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
First	$559,630	$596,605	$222,200	$245,482	$47,197	$55,948	$0.60	$0.69	$0.60	$0.69
Second	568,261	636,126	228,097	263,781	48,083	67,032	0.61	0.84	0.60	0.83
Third	612,634	617,538	248,969	246,739	52,800	57,684	0.67	0.73	0.66	0.73
Fourth	585,633	539,103	235,860	214,632	47,446	48,964	0.60	0.62	0.59	0.62

	$2,326,158	$2,389,372	$935,126	$970,634	$195,526	$229,628	$2.48	$2.89	$2.46	$2.86

(a)	Net Income Q2-2009 included $2,685 related to restructuring costs driven by weak economic conditions impacting our Fragrance business and $680 pertaining to employee separation costs. Q3-2009 includes $9,186 of restructuring related costs associated with facility rationalizations within our European Fragrance business. Q3-2009 also includes $3,348 of costs associated with the change in our Chief Executive Officer. Q4-2009 includes $2,892 of additional costs associated with the ongoing reorganization of our European businesses and $4 million of expense related to out-of-period tax adjustments.

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

(b)	The sum of the 2009 and 2008 quarters’ Net Income per share does not equal the earnings per share for the full year due to changes in average shares outstanding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

FIVE-YEAR SUMMARY

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2009	2008	2007	2006	2005
Consolidated Statement of Income Data
Net sales	$2,326,158	$2,389,372	$2,276,638	$2,095,390	$1,993,393

Cost of goods sold(b)	1,391,032	1,418,738	1,324,424	1,211,259	1,168,992
Research and development expenses(b)(g)	193,843	209,295	196,893	183,512	179,812
Selling and administrative expenses(b)	376,541	381,841	375,287	351,923	339,323
Amortization of intangibles	6,153	6,153	12,878	14,843	15,071
Curtailment loss	—	—	5,943	—	—
Restructuring and other charges, net(a)	18,301	18,212	—	2,680	23,319
Interest expense	61,818	74,008	41,535	25,549	23,956
Other (income) expense, net	1,921	(2,797)	(11,136)	(9,838)	(3,268)

	2,049,609	2,105,450	1,945,824	1,779,928	1,747,205

Income before taxes	276,549	283,922	330,814	315,462	246,188
Taxes on income(g)	81,023	54,294	83,686	88,962	53,122

Net income	$195,526	$229,628	$247,128	$226,500	$193,066

Percentage of net sales	8.4	9.6	10.9	10.8	9.7
Percentage of average shareholders’ equity	28.9	38.0	32.0	24.6	20.9
Net income per share — basic	$2.48	$2.89	$2.84	$2.50	$2.06
Net income per share — diluted	$2.46	$2.86	$2.81	$2.48	$2.04
Average number of shares (thousands)	78,403	79,032	86,541	90,443	93,584
Consolidated Balance Sheet Data
Cash and cash equivalents	$80,135	$178,467	$151,471	$114,508	$272,545
Receivables, net	444,265	400,971	400,527	357,155	304,823
Inventories	444,977	479,567	484,222	446,606	430,794
Property, plant and equipment, net	501,293	496,856	508,820	495,124	499,145
Goodwill and intangible assets, net	720,530	726,683	732,836	745,716	772,651
Total assets(d)	2,644,774	2,749,913	2,726,314	2,478,904	2,638,196
Bank borrowings, overdrafts and current portion of long-term debt	76,780	101,982	152,473	15,897	819,392
Long-term debt	934,749	1,153,672	1,060,168	791,443	131,281
Total Shareholders’ equity(b) (c) (d) (f)	771,910	580,642	626,359	916,056	925,808
Other Data
Current ratio(e)	2.3	2.6	2.1	2.4	1.0
Gross additions to property, plant and equipment	$66,819	$85,395	$65,614	$58,282	$93,433
Depreciation and amortization expense	78,525	75,986	82,788	89,733	91,928
Cash dividends declared	78,962	75,902	76,465	68,956	68,397
per share	$1.00	$0.96	$0.88	$0.765	$0.73
Number of shareholders of record at year-end	3,004	3,167	3,248	3,393	3,207
Number of employees at year-end	5,377	5,338	5,315	5,087	5,160

(a)	Restructuring and other charges ($14,763 after tax) in 2009, ($12,583 after tax) in 2008, ($1,982 after tax) in 2006, and ($15,857 after tax) in 2005, were the result of various restructuring and reorganization programs of the Company.
(b)	2006 — 2009 amounts include equity compensation expense in accordance with ASC 718 “Compensation — Stock Compensation”. See Note 11 to the Consolidated Financial Statements for additional details.
(c)	The 2006 amounts reflect adoption of ASC 715 “Compensation — Retirement Benefits”. See Note 13 to the Consolidated Financial Statements for additional details.
(d)	The 2007 amounts reflect adoption of ASC 740 “Income Taxes”. See Note 9 to the Consolidated Financial Statements for additional details.
(e)	Current ratio is equal to current assets divided by current liabilities.
(f)	Includes noncontrolling interests for all periods presented. See Note 1 to the Consolidated Financial Statements for additional details.
(g)	The 2005 — 2008 periods have been revised to properly recognize R&D expense, net of R&D credits. Previously, these credits were reflected as a reduction of tax expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

We are a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve the flavor or fragrance in a wide variety of consumer products. The precise size of the global market for flavors and fragrances is difficult to determine because the industry is highly fragmented, both geographically and along product lines; there are a limited number of publicly traded companies in the industry; certain customers maintain in-house capabilities fulfilling a portion of their flavor or fragrance needs; and the quality and depth of market information in developing regions of the world is limited. Analysts generally estimate the global market to be $15 billion of which IFF represents 16%; the largest competitor in the industry has approximately a 25% market share. IFF is one of the top four companies, which together represent approximately 70% of the flavors and fragrances industry.

IFF is organized into two units that reflect our flavor and fragrance businesses. Approximately 46% of our 2009 net sales were flavor compounds. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The remaining 54% of sales, representing the fragrance business unit, were in three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.

The under-pinning of structural growth for the flavor and fragrance industry are population growth, an expanding middle class and technology. Changing social habits resulting from such factors as increases in personal income, leisure time, health and wellness and urbanization stimulate demand for consumer products utilizing flavors and fragrances. These developments also drive the creation and development of new molecules, technologies and/or solutions that facilitate and improve the end-use consumption of flavors and fragrances in consumer products.

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

STRATEGIC DRIVERS

To increase shareholder value, we pursue and develop a value-creation model that encompasses three main elements: investing in research & development to identify and commercialize new, innovative materials and delivery systems; maintaining a deep understanding of both consumer preferences and consumer product brands; and excellence in our creative capabilities. Our goal is to deliver differentiated solutions that enable our customers’ brands to win in the marketplace.

In order to pursue these strategies, our organization is focused on ensuring that we efficiently create, produce, and sell unique, superior, and economically competitive products through our world class integration of research and development, consumer insight, creativity, via excellence in execution. We believe we are well positioned to achieve success by targeting strategically important global and regional customers in both developed and emerging markets; attracting, developing and retaining top talent; investing in research and development; and fostering a culture of innovation, accountability and continuous improvement.

CHANGE IN MANAGEMENT

Effective September 30, 2009, Robert Amen resigned as Chairman of the Board of Directors (“Chairman”) and Chief Executive Officer (“CEO”) of the Company. Douglas D. Tough, currently a Company Board member, assumed the position of non-executive Chairman effective October 1, 2009 and will assume the position of executive Chairman and CEO on March 1, 2010. Pending Mr. Tough’s assumption of his title and duties as CEO, beginning October 1, 2009 the Company established a temporary Office of the CEO, which is comprised of three current Company executives, Executive Vice President and Chief Financial Officer, Kevin Berryman; Group President, Fragrances, Nicolas Mirzayantz; and Group President, Flavors, Hernan Vaisman. Each of these executives remains in their current positions while carrying out their Office of the CEO responsibilities. The Office of the CEO reports to the Board of Directors.

Sales Commentary

A breakdown of sales by principal product category is depicted in the graph below.

2009 Sales by Category

Our five largest customers comprise 33% of consolidated sales and our top 30 customers 57%; these percentages have remained fairly constant for several years, although sales to larger customers are trending higher. We have one customer that accounts for 11% of our sales. A key factor for commercial success is inclusion on the strategic customers’ core supplier lists, opening opportunities to win new business. We are on the core supplier lists of a large majority of our strategic customers.

Net sales by business unit for 2009, 2008 and 2007 were as follows:

Net Sales	2009	Percent Change	2008	Percent Change	2007
Flavors	$1,081	-1%	$1,092	9%	$1,006
Fragrances	1,245	-4%	1,297	2%	1,271

Total net sales	$2,326	-3%	$2,389	5%	$2,277

2009 Sales by Destination

We manage our operations by global business units but utilize destination sales as a supplemental performance measure and indicator of underlying market trends. Although reported sales and earnings are affected by the weakening or strengthening of the U.S. dollar, this has not had a long-term effect on the underlying competitiveness of our business.

Net sales by destination for 2009, 2008 and 2007 were as follows:

Sales by Destination	2009	Percent Change	2008	Percent Change	2007
EAME(1)	$808	-11%	$907	6%	$858
North America	600	0%	601	-4%	630
Greater Asia	575	5%	547	13%	483
Latin America	343	3%	334	9%	306

Total net sales, as reported	$2,326	-3%	$2,389	5%	$2,277

(1)	Europe, Africa and Middle East

2009 in Comparison to 2008

Sales for 2009 totaled $2,326 million, decreasing 3% from the prior year period of $2,389 million, as Flavor sales declined 1% and Fragrance sales decreased 4%. Foreign exchange had a 3% negative impact on reported sales during 2009 as the U.S. dollar was stronger during the first three-quarters of 2009 versus the comparable year-ago period. Market conditions improved during the second half of 2009, as global economic conditions strengthened and customer inventory levels stabilized. Local currency (LC) sales increased over 2% during both the third and fourth quarters compared to a decline of 3% during the first six months of 2009.

Flavors Business Unit

Flavor sales decreased 1% for 2009 compared to 2008 as the effects of a stronger U.S. dollar, soft demand and inventory corrections in Europe and customer specific losses in Latin America more than offset new wins, solid demand and price increases in North America and Greater Asia. Excluding the impact of currencies, sales for the Flavors business increased over 2% during 2009 compared to 2008.

Fragrances Business Unit

Fragrance sales decreased 4% for 2009 compared to 2008 reflecting double-digit LC sales declines for Fine Fragrances, as consumers reduced discretionary spending and the industry significantly reduced inventories across the supply chain. These headwinds were partially offset by solid growth and new wins in beauty care, toiletries and substantially all functional fragrance categories. Excluding the impact of currencies, sales for the Fragrances business declined 1% during 2009 compared to 2008.

Sales by Region and Category

Regional and product category sales performance for 2009 compared to 2008, in reported dollars and local currency, was as follows:

		% Change in Sales — 2009 vs 2008
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-14%	1%	5%	-3%	3%	0%
EAME	Reported	-24%	-3%	-11%	-13%	-7%	-11%
	Local Currency	-18%	2%	-6%	-8%	0%	-5%
Latin America	Reported	8%	4%	-2%	5%	0%	3%
	Local Currency	9%	5%	-1%	5%	4%	5%
Greater Asia	Reported	17%	14%	-1%	12%	1%	5%
	Local Currency	20%	16%	-3%	13%	4%	7%
Total	Reported	-12%	3%	-4%	-4%	-1%	-3%
	Local Currency	-8%	5%	-2%	-1%	2%	0%

Local Currency Sales Drivers

•

North America sales were flat as the erosion and volume declines in Fine Fragrance and Flavors compounds offset more than $40 million in new product introductions, plus modest price realization in Flavors and Functional Fragrance. Ingredient sales growth was mainly attributable to cost driven price increases.

•

EAME sales declines in LC were driven by de-stocking and weak underlying demand for Fine Fragrances and Ingredients that more than offset solid win performance in Functional Fragrances. Flavor sales were effectively flat as new wins in Savory and Confectionary plus pricing were offset by customer inventory reductions across most categories.

•

Latin America sales growth was 5% in LC led by near double-digit growth in the Fine Fragrances and Beauty Care and solid performance in the Functional Fragrances and Flavors categories. The growth was primarily driven by new product introductions of approximately $15 million combined with price increases across both businesses.

•

Greater Asia LC sales growth was largely driven by more than $15 million in new product introductions in Fabric and Hair Care, combined with approximately $10 million in new product introductions in Flavors which more than offset the effects of customer inventory reductions in the Ingredients category supply chain.

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

Sales By Region and Category

Regional and product category sales performance for 2008 compared to the prior year, in reported dollars and local currency, was as follows:

		% Change in Sales — 2008 vs 2007
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-14%	-10%	-2%	-10%	2%	-4%
EAME	Reported	2%	8%	6%	5%	7%	6%
	Local Currency	-4%	2%	-1%	-1%	2%	0%
Latin America	Reported	7%	-2%	17%	3%	21%	9%
	Local Currency	6%	-2%	17%	3%	18%	8%
Greater Asia	Reported	19%	13%	11%	14%	13%	13%
	Local Currency	17%	12%	7%	12%	10%	11%
Total	Reported	0%	3%	5%	2%	9%	5%
	Local Currency	-4%	0%	1%	-1%	6%	2%

Local Currency Sales Drivers

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

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is detailed as follows:

	2009	2008	2007
Cost of goods sold	59.8%	59.4%	58.2%
Research and development expenses	8.3%	8.8%	8.6%
Selling and administrative expenses	16.2%	16.0%	16.5%

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

2009 in Comparison to 2008

Cost of goods sold, as a percentage of sales, was 59.8% in 2009 compared with 59.4% in 2008. This increase reflects higher input costs, a weaker sales mix principally related to Fine Fragrance and slightly lower absorption that could only be partially offset by cost recovery, and productivity and margin improvement efforts, including pricing.

Research and development (R&D) expenses were down $15.5 million in 2009 compared to the prior year, mainly due to increased foreign R&D credits of $8 million driven by program enhancements and additional qualifying expenditures. The remaining reduction was due to tight cost control on applied research and development and the effects of a stronger U.S. dollar, partially offset by higher incentive compensation. During 2008 and the first nine months of 2009, these credits were previously recognized as a reduction of tax expense.

Selling and administrative expenses (S&A), as a percentage of sales, increased to 16.2% of sales during 2009 as compared to 16.0% during 2008. The 2009 results include $6.3 million of employee separation costs and expenses related to the change in CEO whereas the 2008 amount included the benefit of a $2.6 million insurance recovery related to a prior period product liability claim offset by $3.4 million for employee separation costs. Excluding these items, S&A declined $11 million and would have been flat at 15.9% as a percentage of sales. The reduction in S&A dollars reflects a stronger U.S. currency and cost reduction efforts, which more than offset higher pension expense, higher incentive compensation expense, and provision for product claims.

Interest Expense

During 2009, interest expense totaled $61.8 million as compared to $74.0 million in 2008. The 2009 decrease reflects a lower average borrowing cost, the elimination of a cross-currency interest rate swap during the second half of 2008 and debt repayments during 2009. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. Average cost of debt was 5.5% for 2009 compared to 6.1% in 2008.

Other (Income) Expense, Net

Other expense during 2009 was $1.9 million compared to other income of $2.8 million in 2008. Approximately 50% of the change was mainly due to year-over-year changes in foreign exchange gains/(losses) on trade receivables and payables during the year. During 2008, the Company recognized foreign exchange gains, primarily during the fourth quarter, as a result of the rapid strengthening of the U.S. dollar (USD) during the period of financial turmoil. During 2009, we saw a general weakening trend for the USD that has resulted in a higher level of foreign exchange losses on trade receivables and payables. The remaining change was due to less favorable mark-to-market adjustments on our investments.

Income Taxes

The effective tax rate for the year 2009 was 29.3% compared to 19.1% during 2008. The 2008 period included a $23 million reduction in tax expense related primarily to prior period tax settlements versus $2 million during 2009. The 2009 results include $6 million of tax expense due to the recognition of out-of-period tax adjustments arising from periods 2006 and prior. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ consolidated financial statements or to the current year. Excluding these items from both periods, as well as the previously discussed restructuring charges, the tax rate for 2009 was 27.4% compared to 27.5% for 2008. The change reflects $3 million of higher repatriation costs on foreign earnings offset by a net reduction of valuation allowances on certain deferred assets and the mix of earnings between high and low tax jurisdictions.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other (income) expense, net and income taxes. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors Business Unit

In 2009, Flavors operating profit totaled $208 million or 19.3% of sales, compared to $198 million or 18.1% of sales in 2008. The operating profit improvement reflects increased prices, ongoing cost discipline, and cost recovery and margin improvement efforts, which more than offset higher input costs and negative currency impacts. The 2008 amount included $3.5 million of restructuring expenses versus $0.6 million in 2009.

Fragrances

In 2009, Fragrance operating profit was $171 million or 13.7% of sales, compared to $202 million or 15.6% of sales in 2008. The 2008 figure has been revised to reflect R&D credits that were previously reflected as a reduction of tax expense. The 2009 amount includes $18 million of restructuring related expenses compared to $4 million in 2008. During 2009, as part of the rationalization of our European fragrance manufacturing footprint, we decided to close our Fragrance compounding facility in Ireland and partially close our ingredients plant in the United Kingdom (UK). In addition, we eliminated 60 positions to improve profitability.

The decline in profit was driven by significantly lower volumes in Fine Fragrances and Ingredients, higher input costs and unfavorable mix, partially offset by improved pricing, margin recovery efforts, lower overhead expenses, and $8 million of additional R&D credits versus the prior year. Excluding the restructuring charges, operating profit margins declined 70 basis points over the comparable prior year period.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2009, Global expenses were $39 million compared to $45 million during 2008. In 2009, Global expenses included $6 million of employee separation costs associated with the change in CEO. Global expenses in 2008 included approximately $10 million of restructuring charges and $3 million of employee separation costs and $2 million of implementation costs related to our global shared service structure, partially offset by a $3 million insurance recovery related to prior period product liability claim. Excluding these items, global expenses were flat, indicative of strict cost control measures that offset inflationary pressure.

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

Research and development expense, as a percentage of sales, was 8.8%. This increase over the prior year period reflects increasing investments in customer applications and basic research.

Selling and administrative expenses, as a percentage of sales, was 16.0% in the current period compared to 16.5% in the prior year period. The 2008 results included the benefit of a $3 million insurance recovery related to a 2005 product contamination matter offset by $3 million of employee separation costs. The 2007 results included $4 million of business transformation costs that enabled us to better leverage our global SAP software platforms. The decline in selling and administrative expenses, as a percentage of sales, is mainly attributable to lower incentive compensation. This was partially offset by $2 million related to the implementation of our global shared service structure.

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

Income Taxes

The effective tax rate was 19.1% in 2008 as compared to a rate of 25.3% in the prior year. The lower tax rate in 2008 primarily reflects the benefit of $23 million in higher tax settlements related to prior years versus $10 million during the 2007 period. The decrease in 2008 also benefits from a higher proportion of earnings in lower tax jurisdictions.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before gains/losses on the disposition of assets, interest expense, other (income) expense, net and income taxes. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

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

Fragrance Business Unit

In 2008, Fragrance operating profit of $202 million, or 15.6% as a percentage of sales, declined from the $212 million or 16.7% reported in 2007. The 2008 amount includes $4.4 million of restructuring expenses. The decline in profit was driven by unfavorable absorption of manufacturing expenses from the shortfall in sales in North America, as well as unfavorable mix, with declining fine fragrance sales, partially offset by lower incentive compensation expense.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit, as well as gains on asset sales and a pension curtailment charge. In 2008, Global expenses were $45 million as compared to $27 million in 2007. In 2008, Global expenses included approximately $10 million of restructuring charges, $3 million of employee separation costs and $2 million of implementation costs related to our global shared service structure, partially offset by a $3 million insurance recovery related to a 2005 product contamination. Global expenses in 2007 included a $6 million curtailment loss related to changes to the U.S. defined benefit pension plan and $11 million related to the gains on asset sales.

Goodwill and Intangible Assets

At December 31, 2009 and 2008, goodwill and other intangible assets, net of accumulated amortization, totaled $721 million and $727 million, respectively. Additional details are contained in Note 4 to the Consolidated Financial Statements.

We perform a goodwill impairment test on at least an annual basis, or more frequently in certain circumstances, by assessing the fair value of our reporting units based upon both discounted cash flow and comparison of multiples of comparable companies. We deem goodwill to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. We completed our annual assessments in 2009 and 2008, concluding there was no impairment of goodwill.

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

The Company recorded a net pre-tax charge of $4.1 million during the second quarter ended June 30, 2009. This amount includes $6.6 million for severance and related costs associated with the elimination of approximately 70 positions globally, less a $2.5 million reduction to previously recorded provisions. The reduction in prior reserves was attributable to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance.

During September 2009, as part of the rationalization of our European fragrance manufacturing footprint, the Company announced that it had initiated a collective consultation process with employees regarding the closure of its Fragrances compounding facility in Drogheda, Ireland, as well as the partial closure of its Fragrance Ingredients plant in Haverhill, UK. The Company has completed both consultation processes and has communicated its intent to proceed with the closures. The Company has now completed the negotiations with the Haverhill employee representatives and is actively engaged in the negotiation process with the employee representatives in Ireland to determine actual employee separation benefits.

As a result of these plans, approximately 140 employees will be terminated. During the third and fourth quarters of 2009, the Company recorded a provision for severance costs of $12.2 million to “Restructuring and other charges” in our Consolidated Statement of Income, based on reasonable expectations of separation benefits. We expect to conclude the negotiations in early 2010 and will record any necessary adjustment then. The Company also recorded $1.0 million of accelerated depreciation on certain related assets and other restructuring related costs. Other restructuring costs discussed above will be recorded as incurred as the Company moves forward with implementation. In addition, as part of our continual focus to optimize our European operations, the Flavors segment recorded a provision for contract termination costs of $1.0 million in the fourth quarter of 2009.

We expect to incur total costs related to this restructuring plan of approximately $22-$29 million, consisting primarily of $11-$15 million of employee termination costs, $8-$10 million in plant shutdown and business transition costs and $3-$4 million in asset impairments and/or accelerated depreciation of related fixed assets. While some cost savings could be realized in the latter half of 2010, the estimated annual cost savings benefit of $17-$20 million is not expected to be fully realized until 2011.

In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service structure that resulted in the elimination of 127 positions globally, largely in the finance area. As a result of these actions, we recognized a pre-tax charge of approximately $7 million in 2008 related to employee separation costs and $2 million in implementation costs. The implementation costs were included in selling and administrative expenses in 2008. In addition, we incurred a pre-tax charge of approximately $12 million in the fourth quarter 2008 principally related to a performance improvement plan covering 91 positions across a variety of activities globally. Annual savings from these 2008 initiatives is expected to be approximately $14 million, realization of which began in 2009.

Positions eliminated and charges, net of reversal, by business segment in 2009 and 2008 are detailed in the table below; there were no such actions undertaken in 2007.

	Restructuring Charges (In Thousands)		Positions Affected
	2009	2008	2009	2008
Flavors	$637	$3,538	7	36
Fragrances	18,046	4,396	200	38
Global	(382)	10,278	5	144

Total	$18,301	$18,212	212	218

Movements in related accruals in each of the three years in the period ended December 31, 2009 were:

(In Millions)	Employee- Related	Asset- Related and Other	Total
Balance January 1, 2007	13	2	15
Cash and other costs	(10)	(2)	(12)

Balance December 31, 2007	3	—	3
Additional charges, net of reversal	18	—	18
Cash and other costs	(6)	—	(6)

Balance December 31, 2008	15	—	15
Additional charges, net of reversal	17	1	18
Payments and other	(13)	(1)	(14)

Balance December 31, 2009	$19	$—	$19

The remaining employee-related liabilities are expected to be utilized by 2011 as obligations are satisfied.

Income Taxes

Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to recognize deferred tax assets.

Pursuant to ASC 740 “Income Taxes”, we establish a valuation allowance for net deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historically, we have provided a full valuation allowance against deferred tax assets resulting from state net operating losses and state credits, as well as selective non-U.S. affiliates’ net operating losses. The changes in the valuation allowances from December 31, 2008 are primarily attributable to the current period net operating losses and currency translation adjustments.

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

Financial Condition

Cash and cash equivalents totaled $80 million at December 31, 2009 compared to $178 million at December 31, 2008. Working capital totaled $643 million at year-end 2009 compared to $751 million at December 31, 2008. The 2009 decrease in working capital was primarily related to improvements associated with inventory management, past due balances on receivables and standardized processing of payables. Gross additions to property, plant and equipment were $67 million, $85 million and $66 million in 2009, 2008 and 2007, respectively, and are expected to approximate 4% of sales in 2010. The planned increase in 2010 is mainly attributable to investments needed to support growth in emerging markets.

Our financial condition continues to be strong, as evidenced by substantial cash flow from operations and substantial drawdown capacity of approximately $500 million on our multi-year revolving credit facility. Operating cash flow provides the primary source of funds for operating and capital needs as well as dividends paid to shareholders and share repurchase activities. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to fund our capital spending and other cash requirements for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility.

Operating cash flow in 2009 was $292 million compared to $221 million and $314 million in 2008 and 2007, respectively. The improvement in operating cash flows during 2009 was led by the reduction of our inventories, which was driven by our internal process improvement initiatives combined with better operating discipline over receivables and payables. We expect to make additional operational gains in working capital management going forward. Operating cash flows in 2008 benefited from the receipt of $18 million on termination of an interest rate swap. The decrease in other assets and liabilities was driven by long-term incentive plan payments, lower deferred taxes, and pension and other postretirement payments.

Net investing activities in 2009 utilized $81 million compared to $90 million and $51 million in 2008 and 2007, respectively. The reduction in 2009 funds used compared to 2008 reflects a $20 million decline in capital spending, partially offset by a $14 million payment to terminate a net investment hedge in Europe.

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2009 and 2008, we spent $4 million in each year on capital projects and $17 million and $19 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

The dividend paid per share in 2009, 2008 and 2007 was $1.00, $.94 and $.86, respectively. In January 2009, April 2009, July 2009 and October 2009 we funded a quarterly cash dividend of $0.25 per share to shareholders. In January, April and July 2008, we paid a quarterly cash dividend of $.23 per share to shareholders. We paid dividends totaling $79 million, $75 million and $77 million in 2009, 2008 and 2007. Our current intention is to pay dividends approximating 30 – 35% of yearly earnings; however, the payment of dividends is determined by the Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. In 2005, IFF, including certain subsidiaries, entered into a revolving credit agreement (the “Facility”) with certain banks. The Facility provides for a U.S. $350 million (“Tranche A”) and Euro 400 million (“Tranche B”) multi-currency revolving credit facility. Tranche A is available to IFF for commercial paper backstop and general corporate purposes; Tranche B is available to both IFF and the European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (or in relation to any Euro-denominated loans, EURIBOR) plus a margin, currently 25 basis points, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. The Facility expires on November 23, 2012. During 2008 the maximum amount of outstanding commercial paper was $30 million. We did not issue commercial paper during 2009.

At December 31, 2009, we had $1,012 million of debt outstanding compared to $1,256 million outstanding at December 31, 2008. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility. In that connection, in December 2009 we prepaid, without penalty, the remaining outstanding balance (approximately $151 million) of our Japanese Yen loan — 2008, which was scheduled to mature in 2011. Total debt repayments during 2009 amounted to approximately $240 million.

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

During the year ended December 31, 2009, we repurchased 75,000 shares on the open market at a cost of $2 million or an average of $26.22 per share. For the year ended December 31, 2008, we repurchased .7 million shares of our common stock at a cost of $30 million on the open market. For the year ended December 31, 2007, we repurchased 2.6 million shares of our common stock in the open market at a cost of $127 million, plus an additional 7.6 million shares under the ASR.

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

The Facility contains the most restrictive covenant requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At December 31, 2008, we were in compliance with all financial and other covenants. At December 31, 2009 our Net Debt/adjusted EBITDA(1) was 2.08 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended December 31,
(In Millions)	2009	2008
Net income	$195.5	$229.6
Interest expense	61.8	74.0
Income taxes	81.0	54.3
Depreciation	72.3	69.8
Amortization	6.2	6.2
Specified items	24.6	22.9

Adjusted EBITDA	$441.4	$456.8

	December 31,
(In Millions)	2009	2008
Total debt	$1,011.5	$1,255.7
Adjustments:
Deferred gain on interest rate swaps	(15.0)	(16.9)
Cash and cash equivalents	(80.1)	(178.5)

Net debt	$916.4	$1,060.3

At December 31, 2009, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (In Millions)	Total	2010	2011-2012	2013-2014	2015 and thereafter
Borrowings(1)	$997	$77	$195	$100	$625
Interest on borrowings(1)	428	53	95	83	197
Operating leases(2)	296	28	47	37	184
Purchase commitments(3)	5	5	—	—	—
Pension funding obligations(4)	51	19	10	6	16
Postretirement obligations(4)	64	6	11	12	35

Total	$1,841	$188	$358	$238	$1,057

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
(2)	Operating leases include facility and other lease commitments executed in the normal course of the business. Additional details concerning the United States facilities are contained in Note 7 of the Notes to the Consolidated Financial Statements and further details concerning worldwide aggregate operating leases are contained in Note 16 of the Notes to the Consolidated Financial Statements.
(3)	Purchase obligations and capital project commitments are not recorded on our consolidated balance sheet.
(4)	See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. Minimum funding requirements reported in the above table do not extend beyond 2019.

The table above does not include $65 million of the total unrecognized tax benefits for uncertain tax positions and approximately $10 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, the Company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations. We currently have net intangible assets, including goodwill, of $721 million. Goodwill is evaluated for impairment annually. In assessing goodwill, management uses the most current actual and forecasted operating data available, and current market based assumptions. A two-step approach is employed. The first step involves estimating the value of reporting units based on the present value of estimated future cash flows. The second step, if necessary, is to measure the value of the impairment loss, if any. Management’s most subjective assumptions relate to the estimated/projected sales and operating growth values employed in the forecast.

The analysis and evaluation of income taxes. We account for taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, based on tax laws as currently enacted. The provision for income taxes is based on statutory income tax rates and planning opportunities available in the various tax jurisdictions where we operate. Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We regularly update these accruals in light of changing facts and circumstances.

In 2007, we adopted guidance presented in ASC 740 (formally “FIN 48”). As a result of this guidance, we recognized a $1 million increase in Other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings.

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

We consider a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets. We consider the historical long-term return experience of our assets, the current and expected allocation of our plan assets, and expected long-term rates of return. We derive these expected long-term rates of return with the assistance of our investment advisors. We base our expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income, real estate, and alternative asset classes.

We consider a variety of factors in determining and selecting our assumptions for the discount rate at December 31. For the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aaa, Aa, and Merrill Lynch AAA-AA high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 60 – 65% in equity securities and 35 – 40% in fixed income securities. The inflation rate assumed in the model was 2.5%. The plan has achieved a compounded annual rate of return of approximately 8% over the previous 20 years. At December 31, 2009, the actual asset allocation was: 67% in equity securities; 30% in fixed income securities; and 3% in cash.

The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55 – 60% in fixed income securities, 30 – 35% in equity securities; 5 – 10% in real estate; and up to 5% in cash. At December 31, 2009, the actual asset allocation was: 57% in fixed income investments; 30% in equity investments; 11% in real estate investments; and 2% in cash.

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification” or “ASC”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification now supersedes then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and Emerging Issues Task Force Abstracts. The Codification, which is effective for our financial statements beginning with our third quarter of 2009, impacts only our financial statement reference disclosures and does not change application of GAAP.

In May 2009, the FASB issued authoritative guidance which sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective beginning with our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through February 25, 2010, which is the date the financial statements were issued.

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

As of December 31, 2009, we adopted new authoritative guidance which expands the disclosure requirements related to the plan assets of our defined benefit pension and other postretirement plans with the intent to provide users of financial statements with an enhanced understanding of: (i) how investment allocation decisions are made, including the investment policies and strategies used, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (v) significant concentrations of risk within plan assets. The additional disclosures required by this guidance are included in Note 13 to the Consolidated Financial Statements.

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

As of January 1, 2009 we adopted new authoritative guidance issued by the FASB which amends and expands previously required disclosure requirements about derivative instruments and hedging activities. The new guidance requires enhanced disclosures regarding the objectives and strategies for using derivatives, how derivative instruments are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the new guidance had no impact on our financial position or results of operations. The additional disclosures required by this guidance are included in Note 14 to the Consolidated Financial Statements.

As of January 1, 2009 we adopted new authoritative guidance issued by the FASB related to “participating securities granted in share-based payment transactions”. This guidance considers unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of basic earnings per share pursuant to the two-class method described in the Codification. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and is explained in detail in Note 1 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude: employee separation costs (including costs associated with the change in the Chief Executive Officer position in 2009) and restructuring charges (including costs associated with the Company’s ongoing restructuring efforts in Europe in 2009); benefits of favorable tax rulings and settlements relating to prior years; the benefit of an insurance recovery, costs for the implementation of the global shared services structure in 2008 and the gain on the sale of land and a curtailment charge resulting from changes made to our U.S. defined benefit pension plan in 2007. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. The Company also discloses, from time to time, non-GAAP effective tax rates, which exclude the effect of the benefits of tax rulings relating to prior periods, as additional information in seeking to assess and compare our tax rates without the benefit of those tax rulings. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges, employee separation costs and implementation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings and settlements reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest and other savings, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, especially given the current disruption in global economic conditions, including economic and recessionary pressures; energy and commodity prices; decline in consumer confidence and spending; significant fluctuations in the value of the U.S. dollar; population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions; movements in interest rates; continued volatility and deterioration of the capital and credit markets, including continued disruption in the commercial paper market, and any adverse impact on our cost of and access to capital and credit; fluctuations in the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the Commission could materially and adversely impact our operations and our future financial results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We operate on a global basis and are exposed to currency fluctuation related to the manufacture and sale of our products in currencies other than the U.S. dollar. The major foreign currencies involve the markets in the European Union, Great Britain, Mexico, Brazil, China, India, Indonesia, Australia and Japan, although all regions are subject to foreign currency fluctuations versus the U.S. dollar. We actively monitor our foreign currency exposures in all major markets in which we operate, and employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities. We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding six months. The notional amount and maturity dates of such contracts match those of the underlying transactions. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. In February 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products and services between the U.S. and Japan, which is designated as a cash flow hedge. The annual notional value of this swap is approximately $5 million. The associated asset or liability on the open hedge instrument is recorded in Current assets or Current liabilities, as applicable. Gains and losses related to this swap are recorded currently, and the mark-to-market adjustment related to the value of the swap is reflected as a component of Accumulated Other Comprehensive Income (“AOCI”).

In addition to the foreign exchange forward contracts noted above, we have used non-U.S. dollar borrowings and foreign exchange swap agreements, to hedge the foreign currency exposures of our net investment in certain foreign affiliates, primarily in the European Union. These foreign exchange swap agreements are designated as hedges of net investments. In September 2007 and January 2006, we entered into a $250 million and a $300 million Cross Currency Interest Rate Swap, respectively, to hedge a portion of our consolidated EUR net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually. Because the derivative is structured as a floating to floating swap, the only value, other than that derived from changes in the spot Foreign Exchange (FX) rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro net investments being hedged. In October 2008, we closed out the $250 million USD LIBOR to EURIBOR interest rate swap at no cost. In February 2009 we terminated the $300 million USD LIBOR to EURIBOR interest rate swap which required us to make a payment of $16 million. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the year ended December 31, 2009.

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

The following table summarizes our derivatives outstanding as of December 31, 2009. These swaps were all effective under ASC 815.

Notional amount	1,818,000,000	50,000,000

Currency	JPY	USD

Description	Interest Rate Swap	10 Year Cross Currency Swap (JPY/USD)

Hedged risk	The risk of changes in fair value attributable to interest rate risk(1)	The variability of cash flows attributable to foreign exchange risk(2)

Method used to test for effectiveness:

(1)	Changes in fair value attributable to the risk being hedged are expected to be completely offset by the hedging derivative because the critical terms of the Interest Rate Swap and the hedged debt match (i.e., the currency, notional amount, timing and date of interest payments). Quarterly hedge effectiveness testing includes ensuring the terms of the hedging instrument and the debt have not changed and reviewing counterparty creditworthiness.
(2)	Changes in cash flow attributable to the risk being hedged are expected to be completely offset by the hedging derivative because the critical terms of the Cross Currency Swap and the forecasted transaction match (i.e., the currency, notional amount and timing). Quarterly hedge effectiveness testing includes reviewing counterparty creditworthiness, ensuring the probability of hedged forecasted transactions has not changed and ensuring the terms of the hedging instrument have not changed.

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

The estimated maximum potential one-day loss in fair value of interest rate or foreign exchange rate instruments, calculated using the sensitivity model, is not material to our consolidated financial position, results of operations or cash flows in 2009, 2008 and 2007. The estimated maximum yearly loss in earnings due to interest rate or foreign exchange rate instruments, calculated utilizing the sensitivity model, is not material to our results of operations in 2009, 2008 and 2007. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets.

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

See index to Consolidated Financial Statements on page 44. See Item 6 on page 17 for supplemental quarterly data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting.

The members of the temporary office of the Chief Executive Officer, who are comprised of our Executive Vice President and Chief Financial Officer, Group President, Flavors and Group President, Fragrances, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the temporary office of the Chief Executive Officer has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2009, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in their report which is included herein.

Certifications to NYSE and SEC

Certifications for the members of the temporary office of the Chief Executive Officer were timely filed with the NYSE as required by NYSE Rule 303A(12). We have filed the required Sarbanes-Oxley Section 302 certifications for the members of the temporary office of the Chief Executive Officer regarding the quality of our public disclosures as exhibits to our most recently filed Form 10-K.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors and nominees of the Company is set forth under the caption “Item 1 — Election of Directors” in the IFF 2010 Proxy Statement and is incorporated by reference herein. The information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” that appears in the IFF 2010 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.

The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to the persons serving as the Company’s chief executive officer, principal financial officer, principal accounting officer, and to all other Company directors, officers and employees. The Code of Ethics is available at the Investor Relations / Corporate Governance section on the Company’s website www.iff.com. A waiver from any provision of the Code of Ethics in favor of a director or Executive Officer may only be granted by the Board or the Audit Committee of the Board and any such waiver will be publicly disclosed. The Company will disclose substantive amendments to and any waivers from the Code of Ethics provided to the Company’s chief executive officer, principal financial officer or principal accounting officer, as well as any other executive officer or director, at the Investor Relations / Corporate Governance section on the Company’s Internet website: www.iff.com. On August 15, 2007, the Company initiated an anonymous worldwide Hotline to address the serious concerns of employees. The Company contracted with Global Compliance Services to assist our employees in identifying issues that might compromise the health, safety, or reputation of the Company, employees or shareholders.

The information regarding the Company’s Audit Committee and its designated audit committee financial expert is set forth under the captions “Board and Committee Memberships” and “Audit Committee” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth under “Director Candidates” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth under the captions “Executive Compensation”, “Directors’ Compensation” and “Compensation Committee — Process and Procedures Regarding Compensation” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information relating to security ownership of management and certain beneficial owners is set forth under the caption “Beneficial Ownership Table” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein. The information relating to the Company’s equity plans is set forth under the caption “Equity Compensation Plans” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding certain relationships and related party transactions and director independence is set forth under the caption “Independence of Directors and Committee Members and Related Person Matters” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth under the captions “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in the IFF 2010 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Managements’ Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 25, 2010

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2009	2008	2007
Net sales	$2,326,158	$2,389,372	$2,276,638

Cost of goods sold	1,391,032	1,418,738	1,324,424
Research and development expenses	193,843	209,295	196,893
Selling and administrative expenses	376,541	381,841	375,287
Amortization of intangibles	6,153	6,153	12,878
Curtailment loss	—	—	5,943
Restructuring and other charges, net	18,301	18,212	—
Interest expense	61,818	74,008	41,535
Other (income) expense, net	1,921	(2,797)	(11,136)

	2,049,609	2,105,450	1,945,824

Income before taxes	276,549	283,922	330,814
Taxes on income	81,023	54,294	83,686

Net income	195,526	229,628	247,128
Other comprehensive income:
Foreign currency translation adjustments	81,240	(116,856)	(1,136)
Losses (gains) on derivatives qualifying as hedges	1,091	(1,989)	622
Pension and postretirement liability adjustment	(28,200)	(61,913)	53,039

Comprehensive income	$249,657	$48,870	$299,653

	2009	2008	2007
Net income per share — basic	$2.48	$2.89	$2.84
Net income per share — diluted	$2.46	$2.86	$2.81

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$80,135	$178,467
Receivables:
Trade	454,528	412,127
Allowance for doubtful accounts	(10,263)	(11,156)
Inventories	444,977	479,567
Deferred income taxes	55,002	52,703
Prepaid expenses and other current assets	103,687	90,708

Total Current Assets	1,128,066	1,202,416
Property, plant and equipment, net	501,293	496,856
Goodwill	665,582	665,582
Other intangible assets, net	54,948	61,101
Deferred income taxes	129,720	131,653
Other Assets	165,165	192,305

Total Assets	$2,644,774	$2,749,913

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$76,780	$101,982
Accounts payable	161,027	114,997
Accrued payrolls and bonuses	49,022	40,456
Dividends payable	19,786	19,666
Deferred income taxes	585	1,788
Restructuring and other charges	18,914	14,821
Other current liabilities	158,340	157,331

Total Current Liabilities	484,454	451,041

Other Liabilities:
Long-term debt	934,749	1,153,672
Deferred gains	54,884	58,632
Retirement liabilities	240,950	276,231
Other liabilities	157,827	229,695

Total Other Liabilities	1,388,410	1,718,230

Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of December 31, 2009 and 2008; and outstanding 79,157,393 and 78,661,062 shares as of December 31, 2009 and 2008	14,470	14,470
Capital in excess of par value	110,374	106,073
Retained earnings	2,339,205	2,222,641
Accumulated other comprehensive (loss) income:
Cumulative translation adjustment	(68,606)	(149,846)
Accumulated losses on derivatives qualifying as hedges	(2,741)	(3,832)
Pension and postretirement liability adjustment	(199,627)	(171,427)

	2,193,075	2,018,079
Treasury stock, at cost — 36,604,447 and 37,100,778 shares as of December 31, 2009 and 2008	(1,424,072)	(1,444,968)

Total Shareholders’ Equity	769,003	573,111

Noncontrolling interest	2,907	7,531

Total Shareholders’ Equity including noncontrolling interest	771,910	580,642

Total Liabilities and Shareholders’ Equity	$2,644,774	$2,749,913

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2009	2008	2007
Cash flows from operating activities:
Net income	$195,526	$229,628	$247,128
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	78,525	75,986	82,788
Deferred income taxes	(17,354)	7,261	(6,343)
Gain on disposal of assets	(2,324)	(2,160)	(13,791)
Equity based compensation	19,652	17,246	18,168
Curtailment loss	—	—	5,943
Changes in assets and liabilities:
Current receivables	(27,380)	(34,368)	(21,107)
Inventories	47,090	(19,736)	(12,406)
Current payables	56,676	(30,585)	22,298
Changes in other assets	(85,809)	(25,825)	(40,759)
Changes in other liabilities	27,035	3,166	32,143

Net cash provided by operations	291,637	220,613	314,062

Cash flows from investing activities:
Additions to property, plant and equipment	(66,819)	(85,395)	(65,614)
Proceeds from disposal of assets	1,784	2,848	16,959
Termination of net investment hedge	(13,604)	—	—
Proceeds from investments	—	—	10,471
Purchase of investments	(2,249)	(7,198)	(13,170)

Net cash used in investing activities	(80,888)	(89,745)	(51,354)

Cash flows from financing activities:
Cash dividends paid to shareholders	(78,841)	(74,865)	(76,600)
Net change in bank borrowings and overdrafts	(37,292)	2,902	(129,648)
Net proceeds from long-term debt	—	139,167	498,569
Repayments of long-term debt	(201,102)	(139,364)	—
Proceeds from issuance of stock under stock plans	7,010	7,353	50,116
Excess tax benefits on share-based payments	—	133	6,568
Purchase of treasury stock	(1,967)	(29,995)	(577,001)

Net cash used in financing activities	(312,192)	(94,669)	(227,996)

Effect of exchange rate changes on cash and cash equivalents	3,111	(9,203)	2,251
Net change in cash and cash equivalents	(98,332)	26,996	36,963
Cash and cash equivalents at beginning of year	178,467	151,471	114,508

Cash and cash equivalents at end of year	$80,135	$178,467	$151,471

Cash paid for:
Interest	$70,847	$87,340	$36,017
Taxes	$58,055	$50,280	$60,405

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common stock	Capital in excess of par value	Retained earnings	Accumu- lated other comprehensive (loss) income	Treasury stock		Noncontrolling Interest
(DOLLARS IN THOUSANDS)					Shares	Cost
Balance at December 31, 2006	$14,470	$96,635	$1,909,599	$(196,872)	(26,344,638)	$(918,664)	$10,888

Net income			247,128				(1,726)
FIN 48 adoption adjustment			(1,325)
Cumulative translation adjustment				(1,136)
Losses on derivatives qualifying as hedges				622
Pension liability and postretirement adjustment; net of tax: $25,758				53,039
Cash dividends declared ($0.88 per share)			(76,465)
Stock options		4,121			1,332,595	48,483
Reacquired shares		(45,000)			(10,198,877)	(532,001)
Vested restricted stock units and awards		(16,126)			234,388	7,874
Stock based compensation		15,365			209,920	7,450

Balance at December 31, 2007	$14,470	$54,995	$2,078,937	$(144,347)	(34,766,612)	$(1,386,858)	$9,162
Net income			229,628				(1,631)
EITF 06-4 adoption adjustment; net of tax: $(5,529)			(10,022)
Cumulative translation adjustment				(116,856)
Losses on derivatives qualifying as hedges				(1,989)
Pension liability and postretirement adjustment; net of tax: $(34,159)				(61,913)
Cash dividends declared ($0.96 per share)			(75,902)
Stock options		(299)			157,376	6,295
Reacquired shares		45,000			(2,762,058)	(74,995)
Vested restricted stock units and awards		(10,003)			165,277	6,826
Stock based compensation		16,380			105,239	3,764

Balance at December 31, 2008	$14,470	$106,073	$2,222,641	$(325,105)	(37,100,778)	$(1,444,968)	$7,531
Net income			195,526				(4,624)
Cumulative translation adjustment				81,240
Losses on derivatives qualifying as hedges				1,091
Pension liability and postretirement adjustment; net of tax: $(8,876)				(28,200)
Cash dividends declared ($1.00 per share)			(78,962)
Stock options		(1,294)			207,435	8,098
Reacquired shares					(75,000)	(1,967)
Vested restricted stock units and awards		(13,026)			236,462	9,190
Stock based compensation		18,621			127,434	5,575

Balance at December 31, 2009	$14,470	$110,374	$2,339,205	$(270,974)	(36,604,447)	$(1,424,072)	$2,907

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End    We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 is utilized consistently throughout this report and these financial statements and notes to represent the period-end date.

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

Principles of Consolidation    The consolidated financial statements include our accounts and those of our subsidiaries. Significant intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly-owned, any related noncontrolling interest is included as a separate component of Shareholders’ Equity. Any applicable (income) expense attributable to the noncontrolling interest is included in Other (income) expense, net in the accompanying Consolidated Statement of Income due to its immateriality and, as such, is not included separately in comprehensive income.

Revenue Recognition    We recognize revenue when the earnings process is complete. This generally occurs when (i) products are shipped to the customer in accordance with the terms of sale, (ii) title and risk of loss have been transferred and (iii) collection is reasonably assured. Net sales are reduced, at the time revenue is recognized, by accruing for applicable discounts, rebates and sales allowances based on historical experience. Related accruals are included in accrued liabilities.

Foreign Currency Translation    We translate the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders’ Equity.

Research and Development    All research and development costs are expensed as incurred and are presented net of applicable R&D credits.

Cash Equivalents    Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.

Inventories    Inventories are stated at the lower of cost (on weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Raw materials	$228,999	$235,324
Work in process	9,173	10,975
Finished goods	206,805	233,268

Total	$444,977	$479,567

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

We perform a goodwill impairment test on at least an annual basis or more frequently in certain circumstances, by assessing the fair value of our reporting units based upon both discounted cash flows and comparison of multiples of comparable companies. We deem goodwill to be impaired if the carrying amount of the reporting unit exceeds the estimated fair value. We completed our goodwill impairment assessment as of November 30, 2009, which indicated no impairment of goodwill.

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

Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2009	2008	2007
Basic	78,403	79,032	86,541
Assumed dilution under stock plans	691	691	987

Diluted	79,094	79,723	87,528

Net income used in the computation of net income per share is unaffected by the assumed issuance of stock under our stock plans.

Stock options and stock settled appreciation rights (“SSARs”) to purchase 283,000, 798,000 and 248,000 shares were outstanding at December 31, 2009, 2008 and 2007, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years.

We have issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each year and the number of PRS outstanding as of December 31, 2009, 2008 and 2007 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS during 2009, 2008 and 2007 was approximately $1.3 million, $1.4 million and $1.0 million, respectively. Diluted shares and net income per share for the years ended December 31, 2008 and 2007 have been adjusted to reflect the adoption of the new authoritative guidance described in this note below.

Stock-Based Compensation    We have stock-based compensation plans which are described more fully in Note 11 to the Consolidated Financial Statements. We follow the provisions under Accounting Standards Codification 718 “Compensation — Stock Compensation” (“ASC 718”) which requires measurement of compensation cost of all share-based awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest. All share-based awards granted subsequent to January 1, 2006 are based on the grant date fair value estimated in accordance with the provisions of ASC 718. The cost of such share-based awards is recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification” or “ASC”). The Codification became the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification now supersedes then-existing accounting and reporting standards such as FASB Statements, FASB Staff Positions (“FSP”) and

Emerging Issues Task Force Abstracts. The Codification, which was effective for our financial statements beginning with our third quarter of 2009, impacts only our financial statement reference disclosures and does not change application of GAAP.

In May 2009, the FASB issued authoritative guidance which sets forth general standards of accounting for and the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. This guidance was effective beginning with our second quarter of 2009 and has not had a material impact on our Consolidated Financial Statements. In that regard, we have performed an evaluation of subsequent events through February 25, 2010, which is the date the financial statements were issued.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments in annual and interim reporting periods of publicly traded companies. The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. This guidance was effective for interim reporting periods beginning with our second quarter of 2009. The adoption of this guidance had no impact on our financial position or results of operations.

As of December 31, 2009, we adopted new authoritative guidance which expands the disclosure requirements related to the plan assets of our defined benefit pension and other postretirement plans with the intent to provide users of financial statements with an enhanced understanding of: (i) how investment allocation decisions are made, including the investment policies and strategies used, (ii) the major categories of plan assets, (iii) the inputs and valuation techniques used to measure the fair value of plan assets, (iv) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets and (v) significant concentrations of risk within plan assets. The additional disclosures required by this guidance are included in Note 13.

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

As of January 1, 2009 we adopted new authoritative guidance issued by the FASB which amends and expands previously required disclosure requirements about derivative instruments and hedging activities. The new guidance requires enhanced disclosures regarding the objectives and strategies for using derivatives, how derivative instruments are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the new guidance had no impact on our financial position or results of operations. The additional disclosures required by this guidance are included in Note 14.

As of January 1, 2009 we adopted new authoritative guidance issued by the FASB related to “participating securities granted in share-based payment transactions”. This guidance considers unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of basic earnings per share pursuant to the two-class method described in the Codification. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements and is explained in detail above.

Reclassifications and Revisions    Certain reclassifications have been made to the prior years’ financial statements to conform to the 2009 presentation. In addition, as a result of the adoption of new guidance related to the “noncontrolling interests” as discussed above, we reclassified Noncontrolling interest of $7.5 million from Other liabilities to a separate component of Shareholders’ Equity in the Consolidated Balance Sheet. The

Company also revised its method of reporting R&D credits to be properly reflected as a reduction in R&D expense versus a reduction in income tax expense. The revision impacted the first nine months of 2009 and the twelve month periods ended December 31, 2008 and 2007. The revisions had no impact on net income in any period. The associated amounts for 2007, 2008 and the first nine months of 2009 were: $2.1 million, $3.4 million and $4.7 million, respectively.

NOTE 2.    RESTRUCTURING AND OTHER CHARGES

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

During September 2009, as part of the rationalization of our European fragrance manufacturing footprint, the Company announced that it had initiated a collective consultation process with employees regarding the closure of its Fragrances compounding facility in Drogheda, Ireland, as well as the partial closure of its Fragrance Ingredients plant in Haverhill, UK. The Company has completed both consultation processes and has communicated its intent to proceed with the closures. The Company has now completed the negotiations with the Haverhill employee representatives and is actively engaged in the negotiation process with the employee representatives in Ireland to determine actual employee separation benefits.

As a result of these plans, approximately 140 employees will be terminated. During the third and fourth quarters of 2009, the Company recorded a provision for severance costs of $12.2 million to “Restructuring and other charges” in our Consolidated Statement of Income, based on reasonable expectations of separation benefits. We expect to conclude the negotiations in early 2010 and will record any necessary adjustment then. The Company also recorded $1.0 million of accelerated depreciation on certain related assets and other restructuring related costs. Other restructuring costs discussed above will be recorded as incurred as the Company moves forward with implementation. In addition, as part of our continual focus to optimize our European operations, the Flavors segment recorded a provision for severance costs of $1.0 million in the fourth quarter of 2009.

We expect to incur total costs related to this restructuring plan of approximately $22-$29 million, consisting primarily of $11-$15 million of employee termination costs, $8-$10 million in plant shutdown and business transition costs and $3-$4 million in asset impairments and/or accelerated depreciation of related fixed assets.

In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared service structure that resulted in the elimination of 127 positions globally, largely in the finance area. As a result of these actions, we recognized a pre-tax charge of approximately $7 million in 2008 related to employee separation costs and $2 million in implementation costs. The implementation costs were included in selling and administrative expenses in 2008. In addition, we incurred a pre-tax charge of $12 million in the fourth quarter 2008 principally related to a performance improvement plan covering 91 positions across a variety of activities globally.

The balance of the employee-related liabilities is expected to be utilized by the end of 2011 as obligations are satisfied.

Movements in related accruals were:

(DOLLARS IN THOUSANDS)	Employee- Related	Asset- Related and Other	Total
Balance January 1, 2007	$12,861	$2,427	$15,288
Cash and other costs	(10,273)	(2,361)	(12,634)

Balance December 31, 2007	2,588	66	2,654
Additional charges, net of reversal	18,212	—	18,212
Cash and other costs	(6,045)	—	(6,045)

Balance December 31, 2008	14,755	66	14,821
Additional charges, net of reversal	17,263	1,038	18,301
Cash and other costs	(13,104)	(1,104)	(14,208)

Balance December 31, 2009	$18,914	$—	$18,914

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT, NET

	Cost
Asset Type (DOLLARS IN THOUSANDS)	December 31,
	2009	2008
Land	$28,223	$25,467
Buildings and Improvements	271,970	234,746
Machinery and Equipment	688,007	635,138
Information Technology	225,079	219,656
CIP	52,606	56,901

Total	$1,265,885	$1,171,908

	Accumulated Depreciation
Asset Type (DOLLARS IN THOUSANDS)	December 31,
	2009	2008
Buildings and Improvements	$115,031	$99,449
Machinery and Equipment	456,325	400,517
Information Technology	193,236	175,086

Total	$764,592	$675,052

	Net
Asset Type (DOLLARS IN THOUSANDS)	December 31,
	2009	2008
Land	$28,223	$25,467
Buildings and Improvements	156,939	135,297
Machinery and Equipment	231,682	234,621
Information Technology	31,843	44,570
CIP	52,606	56,901

Total	$501,293	$496,856

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by operating segment for both 2009 and 2008 is as follows:

DOLLARS IN THOUSANDS	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
DOLLARS IN THOUSANDS	2009	2008
Gross carrying value	$165,406	$165,406
Accumulated amortization	110,458	104,305

Total	$54,948	$61,101

Amortization expense for the years ended December 31, 2009 and 2008 was $6 million and for the year ended December 31, 2007 was $13 million. Estimated annual amortization is $6 million from years 2010 through 2013 and $5 million for 2014.

NOTE 5.    OTHER ASSETS

Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Pension assets	$61,881	$98,815
Other	103,284	93,490

Total	$165,165	$192,305

NOTE 6.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Workers compensation and general liability	$21,111	$22,383
Interest payable	17,993	21,569
Current pension and other retiree accruals	7,946	6,961
Rebates and incentives	7,147	5,490
Commissions and professional fees payable	5,568	7,452
Other	98,575	93,476

Total	$158,340	$157,331

NOTE 7.    SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases covering the facilities disposed of. The leases are classified as operating leases in accordance with ASC 840, “Leases” and the gains realized have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $59 million and $62 million at December 31, 2009 and 2008, respectively, of which $55 million and $59 million, respectively, are reflected in the accompanying balance sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.    BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2009	2008
Bank borrowings and overdrafts			$76,780	$51,982
Current portion of long-term debt			—	50,000

Total current debt			76,780	101,982

Senior Notes — 2007	6.38%	2017-27	500,000	500,000
Senior Notes — 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	0.43%	2012	75,166	141,575
Japanese Yen loan — 2008			—	149,758
Japanese Yen notes	2.81%	2011	19,614	20,422
Other			16	24
Deferred realized gains on interest rate swaps			14,953	16,893

Total long-term debt			934,749	1,153,672

Total debt			$1,011,529	$1,255,654

Commercial paper issued by us generally has terms of 30 days or less. However, there were no outstanding commercial paper borrowings at December 31, 2009 or 2008.

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

We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility. In that connection, in December 2009 we prepaid, without penalties, the remaining outstanding balance (approximately $151 million) of our Japanese Yen loan — 2008.

In 2005, IFF, including certain subsidiaries, entered into a revolving credit agreement (the “Facility”) with certain banks. The Facility provides for a five-year US $350 million (“Tranche A”) and Euro 400 million (“Tranche B”) multi-currency revolving credit facility. Tranche A is available to IFF for commercial paper backstop and general corporate purposes; Tranche B is available to both IFF and the European subsidiaries for general corporate purposes. Borrowings under the Facility bear interest at an annual rate of LIBOR (London InterBank Offer Rate) (or in relation to any Euro-denominated loans, EURIBOR, European InterBank Offer Rate) plus a margin, currently 25 basis points, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments and a utilization fee based on amounts outstanding under the Facility; such fees are not material. As permitted by the Facility, in 2007, the termination dates were extended until November 23, 2012. The Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. We have complied with this covenant at all times. As the Facility is a multi-year revolving credit agreement, we classify the portion we expect to have outstanding longer than 12 months as long-term debt. At December 31, 2009, approximately $75 million of bank borrowings on the Tranche B was classified as long-term debt, and the remaining $76 million was classified as current portion of long-term debt.

Short-term bank loans primarily in the form of overdrafts, in addition to the Facility, were outstanding in several countries and averaged $47 million in 2009, compared with $19 million in 2008. The highest levels were $116 million in 2009, $52 million in 2008, and $66 million in 2007. The 2009 weighted average interest rate of these bank loans, based on balances outstanding at the end of each month, was 2.7% and the average rate on balances outstanding at December 31, 2009 was 1.4%. These rates compare with 4.8% and 6.0%, respectively, in 2008, and 4.6% and 5.1%, respectively, in 2007.

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

In 2006, we issued $375 million of Senior Unsecured Notes (“Senior Notes — 2006”) in four series under another NPA: (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013, and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the offering were used primarily to repay commercial paper borrowings used to fund our maturing debt. In July 2009 we repaid $50 million in principal in the first series under the Senior Notes — 2006 that became due.

Maturities on debt outstanding at December 31, 2009 are: 2010, $77 million; 2011, $120 million; 2012, $75 million; 2013, $100 million; 2015 and thereafter, $625 million. There is no debt maturing in 2014.

The estimated fair value at December 31, 2009 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $540 million and $350 million, respectively. At December 31, 2009 the fair value of our senior notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at December 31, 2009 approximated the carrying value.

The estimated fair value of our long-term debt at December 31, 2008 approximated the recorded value, except that our Senior Notes — 2007 had an estimated fair value of approximately $450 million at December 31, 2008. The fair value of our long-term debt was calculated using discounted cash flows applying interest rates of recent issuances of debt with similar terms and maturities for companies with comparable credit risk.

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

In March 2008, we realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $15 million at December 31, 2009.

NOTE 9.    INCOME TAXES

Earnings before income taxes consisted of the following:

(DOLLARS IN THOUSANDS)	2009	2008	2007
U.S. loss before taxes	$(80,345)	$(90,819)	$(53,159)
Foreign income before taxes	356,894	374,741	383,973

Total income before taxes	$276,549	$283,922	$330,814

The income tax provision consisted of the following:

(DOLLARS IN THOUSANDS)	2009	2008	2007
Current
Federal	$3,829	$(8,363)	$9,315
State and local	413	(94)	(1,417)
Foreign	94,135	55,490	82,131

	98,377	47,033	90,029

Deferred
Federal	(13,817)	1,634	(13,648)
State and local	6,845	(1,766)	(1,047)
Foreign	(10,382)	7,393	8,352

	(17,354)	7,261	(6,343)

Total income taxes	$81,023	$54,294	$83,686

A reconciliation between the U.S. Federal statutory income tax rate to our actual effective tax rate follows:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(8.0)	(15.0)	(8.7)
State and local taxes	1.7	(0.7)	(0.6)
Other, net	0.6 (1)	(0.2)	(0.4)

Effective tax rate	29.3%	19.1%	25.3%

(1)	The 2009 results include $6 million of tax expense due to the recognition of out-of-period tax adjustments arising from periods 2006 and prior. The Company did not adjust the prior periods as it concluded that such adjustments were not material to the prior periods’ consolidated financial statements.

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. The 2009 and 2008 effective tax rates were also favorably impacted by the reversals of previously established tax accruals of $2 million and $26 million, respectively.

The components of the deferred tax assets and liabilities included on the balance sheet are as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2009	2008
ASSETS
Employee and retiree benefits	$116,471	$130,009
Credit and net operating loss carryforwards	209,161	180,038
Property, plant and equipment	2,559	3,557
Trademarks and other	29,508	—
Other, net	16,302	23,793

Gross deferred tax assets	374,001	337,397
Valuation allowance	(212,705)	(178,921)

Total deferred tax assets	161,296	158,476
LIABILITIES
Trademarks and other	—	(13,009)

Total net deferred tax assets	$161,296	$145,467

In 2007, we adopted guidance in ASC 740 “Income Taxes”. As a result, we recognized a $1 million increase in other liabilities for unrecognized tax benefits and a corresponding cumulative effect adjustment to Retained earnings. Amounts receivable from various tax jurisdictions have been reclassified to Other liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(DOLLARS IN THOUSANDS)	2009	2008	2007
Balance of unrecognized tax benefits at beginning of year	$57,616	$80,645	$71,968
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	—	4,265	7,941
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(26)	(2,200)	(5,756)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	8,827	8,394	13,117
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(509)	(31,877)	(6,549)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(1,235)	(1,611)	(76)

Balance of unrecognized tax benefits at end of year	$64,673	$57,616	$80,645

At December 31, 2009, 2008 and 2007, there are $65 million, $57 million and $79 million, respectively, of unrecognized tax benefits that if recognized, would affect the annual effective tax rate.

We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2009, 2008 and 2007 we recognized (reversed) $2 million, $(1) million and $3 million, respectively in interest and penalties. At December 31, 2009, 2008 and 2007, we had accrued $10 million, $8 million and $9 million, respectively, of interest and penalties classified as Other liabilities.

Net operating loss carryforwards were $173 million and $172 million at December 31, 2009 and 2008, respectively. If unused, $3 million will expire between 2010 and 2029. The remainder, totaling $170 million, may be carried forward indefinitely. Tax credit carryforwards were $36 million and $8 million at December 31, 2009 and December 31, 2008, respectively. If unused, the credit carryforwards will expire between 2010 and 2029.

Of the $209 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2009, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $161 million of net operating loss carryforwards and $6 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, we established a valuation allowance against certain other net deferred tax assets of $46 million.

Tax benefits credited to Shareholders’ equity totaled less than $1 million for 2009 and 2008.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $963 million of undistributed earnings of foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries.

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

Dividends declared per share were $1.00, $0.96 and $0.88 in 2009, 2008 and 2007, respectively.

NOTE 11.    STOCK COMPENSATION PLANS

We have various equity plans under which our officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of equity-based awards. Beginning in 2004, we granted Restricted Stock Units (“RSU’s”) as the principal element of our equity compensation for all eligible U.S. — based employees and a majority of eligible overseas employees. Vesting of the RSU’s is solely time based; the vesting period is primarily three years from date of grant. For a small group of employees, primarily overseas, we had granted stock options prior to 2008.

The cost of all employee share based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income for 2009, 2008 and 2007 was $20 million ($13 net of tax), $17 million ($11 net of tax) and $18 million ($12 net of tax), respectively.

Under our 2000 Stock Award and Incentive Plan (“2000 SAIP”) the issuance of 9 million shares was authorized by the Board and approximately 2 million shares available under a previous plan were rolled into the 2000 SAIP making the total number of available shares approximately 11 million to satisfy awards. At December 31, 2009, 3,226,671 shares were subject to outstanding awards and 825,965 shares remained available for future awards.

In 2006, our Board approved a Long-Term Incentive Plan (“LTIP”) for senior management under our 2000 SAIP for the years 2006-2008 (“Cycle VI”). Under Cycle VI, each participant has a range of awards that would be paid out 50% in cash and 50% in IFF stock at the end of the three-year cycle. The portion that would be paid in equity would not be determined until the end of the LTIP cycle. Because the number of shares is not fixed at the time of the award we account for these awards as liability based awards and recognize compensation expense on a straight-line basis over the three-year period based on the fair value of our stock at the end of each year and the expected payout based on the percent of performance achieved to date. Cycle VI concluded at the end of 2008 and an aggregate 116,247 shares of common stock were issued in February 2009.

Beginning with the LTIP 2007-2009 cycle and thereafter, the targeted payout is 50% cash and 50% IFF stock at the end of the three-year cycle and provides for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. These awards are earned based on the achievement of defined EPS targets and our performance ranking of total shareholder return as a percentile of the S&P 500. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. Because the award vests over the three-year cycle, the graded-vesting attribution method is used to recognize compensation expense over the cycle. The 2007-2009 cycle (Cycle VII) concluded at the end of 2009 and an aggregate 53,378 shares of our common stock were issued in February 2010.

In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management under our 2000 SAIP. Under the Program, eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) SSAR’s, (2) RSU’s or (3) PRS’s. Certain other employees who are not eligible under the Program receive RSU’s.

Stock Options and SSAR’s

Stock options granted vest in periods ranging from one to three years and have a maximum term of ten years. SSAR’s become exercisable on the third anniversary of the grant date and have a maximum term of seven years. We awarded 236,986 and 299,307 SSAR’s during 2009 and 2008, respectively. No stock options were granted in 2009 and 2008. In 2007 we awarded stock options and SSAR’s of 188,000 and 66,493, respectively.

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

Principal assumptions used in applying the Binomial model in 2009, 2008 and 2007 were:

	2009	2008	2007
Weighted average fair value of SSAR’sgranted during the period	$7.08	$9.93	$11.50
Assumptions:
Risk-free interest rate	2.5%	3.2%	4.7%
Expected volatility	30.9%	25.7%	21.7%
Expected dividend yield	3.2%	2.2%	1.6%
Expected life, in years	5	5	5
Termination rate	0.91%	0.46%	0.40%
Exercise multiple	1.46	1.52	1.35

Stock option and SSAR activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to Options/SSAR’s	Weighted Average Exercise Price	Options/ SSAR’s Exercisable
Balance at December 31, 2008	2,422	$35.86	1,625
Granted	237	26.54
Exercised	(171)	32.88
Cancelled	(260)	38.43

Balance at December 31, 2009	2,228	$35.27	1,763

The weighted average exercise price of our options and SSAR’s exercisable at December 31, 2009, 2008 and 2007 were $34.20, $33.48, and $33.21, respectively. The following tables summarize information concerning currently outstanding and exercisable options and SSAR’s:

Stock options and SSAR’s outstanding at December 31, 2009 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$15 – $25	1	0.9	$17.94
$26 – $30	622	4.5	29.57
$31 – $35	939	3.7	33.65
$36 – $40	242	6.5	36.89
$41 – $45	235	7.6	42.17
$46 – $55	189	7.4	51.43

	2,228		$35.27	$15,276

Stock options and SSAR’s exercisable as of December 31, 2009 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$15 – $25	1	0.9	$17.94
$26 – $30	457	2.8	29.24
$31 – $35	939	3.7	33.65
$36 – $40	206	6.0	37.03
$41 – $45	58	5.2	42.12
$46 – $55	102	7.4	51.35

	1,763		$34.20	$13,345

The total intrinsic value of options exercised during 2009, 2008 and 2007 totaled $1 million, $2 million, and $23 million, respectively.

As of December 31, 2009, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options and SSAR awards granted; such cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

We have granted RSU’s to eligible employees. Such RSU’s are subject to forfeiture if certain employment conditions are not met. RSU’s principally vest 100% at the end of three years and contain no performance criteria provisions. An RSU’s fair value is calculated based on the market price of our stock at date of grant, with an adjustment to reflect the fact that such awards do not participate in dividend rights. The aggregate fair value is amortized to expense ratably over the vesting period.

RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2008	893	$40.09
Granted	474	30.57
Vested	(327)	34.19
Forfeited	(62)	38.49

Balance at December 31, 2009	978	$37.42

The total fair value of RSU’s which vested during the year ended December 31, 2009 was $10 million.

As of December 31, 2009, there was $16 million of total unrecognized compensation cost related to non-vested RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 2.0 years.

Purchased Restricted Stock

PRS provides for eligible employees to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares generally vest on the third anniversary of the grant date, are subject to employment and other specified conditions, and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSU’s provide no such rights. We issued 218,134 shares of PRS in 2009 for an aggregate purchase price of $3 million covering 109,067 purchased shares, 102,812 shares of PRS in 2008 for $2 million covering 51,406 purchased shares and 209,920 shares in 2007 for $5 million covering 104,960 purchased shares.

PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance at December 31, 2008	515	$21.66
Granted	218	15.44
Vested	(207)	17.94
Forfeited	(28)	25.30

Balance at December 31, 2009	498	$15.44

The total fair value of PRS’s which vested during the year ended December 31, 2009 was $3 million.

As of December 31, 2009, there was $3 million of total unrecognized compensation cost related to non-vested PRS awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.

NOTE 12.    SEGMENT INFORMATION

We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The Fragrance business unit, is comprised of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.

We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. The year ended December 31, 2009 includes $6.4 million principally of employee separation costs partially offset by $0.4 million net reversal related to restructuring costs. The year ended December 31, 2008 Global expenses included approximately $2 million of implementation costs related to the global shared service project, $3 million for employee separation costs and $10 million of restructuring costs offset by a $3 million benefit from an insurance recovery related to a prior year product contamination matter. In the year ended December 31, 2007, Global expenses included a pension curtailment charge of $6 million. Unallocated assets are principally cash and cash equivalents and other corporate and headquarters-related assets.

Our reportable segment information follows:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2009	2008	2007
Net sales
Flavors	$1,081,488	$1,092,544	$1,005,544
Fragrances	1,244,670	1,296,828	1,271,094

Consolidated	$2,326,158	$2,389,372	$2,276,638

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2009	2008	2007
Operating income (expense)
Flavors	$208,329	$197,838	$187,275
Fragrances	170,515	202,081	211,942
Global Expenses	(38,556)	(44,786)	(26,976)

Consolidated operating income	$340,288	$355,133	$372,241
Interest expense	(61,818)	(74,008)	(41,535)
Miscellaneous other income (expense)(1)	(1,921)	2,797	108

Income before taxes	$276,549	$283,922	$330,814

(1)	Miscellaneous other income (expense) does not agree to the amounts on the Consolidated Statement of Income as gains on assets are included in the operating income of the business segments.

	At December 31,
(DOLLARS IN THOUSANDS)	2009	2008
Segment assets
Flavors	$1,154,489	$1,131,783
Fragrances	1,359,031	1,390,979
Global Assets	131,254	227,151

Consolidated Segment assets	$2,644,774	$2,749,913

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2009	2008	2007	2009	2008	2007
Flavors	$23,463	$31,858	$24,794	$29,874	$29,816	$33,468
Fragrances	40,122	50,523	36,335	46,410	44,203	47,668
Unallocated assets	3,234	3,014	4,485	2,241	1,967	1,652

Consolidated	$66,819	$85,395	$65,614	$78,525	$75,986	$82,788

	Net Sales
(DOLLARS IN MILLIONS)	2009	2008	2007
Geographic Areas
EAME(1)	$808	$898	$850
North America	600	601	630
Greater Asia	575	556	491
Latin America	343	334	306

Total	$2,326	$2,389	$2,277

(1)	Europe, Africa and Middle East

Net sales to external customers are attributed to individual regions based upon the destination of product delivery. Total long-lived assets consist of net property, plant and equipment and amounted to $501 million and $497 million at December 31, 2009 and 2008, respectively. Of this total, at December 31, 2009 and 2008, $158 million and $162 million, respectively, were located in the United States and $73 million and $71 million, respectively, were located in the Netherlands. Sales to one customer accounted for 11% of total sales in 2009, 2008 and 2007.

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

The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost for benefits earned	$4,080	$4,569	$10,312	$8,678	$10,266	$11,633
Interest cost on projected benefit obligation	23,685	23,883	23,953	30,978	36,270	35,595
Expected return on plan assets	(24,616)	(25,101)	(24,266)	(40,589)	(51,256)	(52,604)
Net amortization and deferrals	6,413	4,618	6,590	3,004	3,020	6,071
Settlement and curtailment	—	—	5,943	440	—	—

Expense	9,562	7,969	22,532	2,511	(1,700)	695
Defined contribution and other retirement plans	6,255	6,220	4,923	4,135	4,367	4,086

Total pension expense	$15,817	$14,189	$27,455	$6,646	$2,667	$4,781

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$(21,874)			$57,608
Actuarial loss	(5,942)			(3,037)
Prior service cost	(471)			(518)
Initial net asset	—			111
Currency translation adjustment	—			8,017

Total recognized in OCI (before tax effects)	$(28,287)			$62,181

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2009	2008	2007
Components of net periodic benefit cost
Service cost for benefits earned	$1,644	$2,694	$2,628
Interest cost on projected benefit obligation	6,166	7,079	5,869
Net amortization and deferrals	(2,012)	(723)	(340)

Expense	$5,798	$9,050	$8,157

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$1,170
Actuarial loss	(2,707)
Prior service credit	4,719

Total recognized in OCI (before tax effects)	$3,182

The amounts expected to be recognized in net periodic cost in 2010 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Loss recognition	$7,031	$5,330	$2,763
Prior service cost recognition	490	145	(4,719)
Net initial obligation/(asset) recognition	—	—	—

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.10%	6.00%	6.11%	5.78%	4.95%
Expected return on plan assets	8.25%	8.25%	8.25%	6.76%	7.02%	7.06%
Rate of compensation increase	3.50%	4.00%	3.75%	2.56%	2.98%	2.54%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008	2009	2008
Benefit obligation at beginning of year	$404,902	$394,954	$499,004	$661,372	$106,166	$118,487
Service cost for benefits earned	4,080	4,569	8,678	10,266	1,644	2,694
Interest cost on projected benefit obligation	23,685	23,883	30,978	36,270	6,166	7,079
Actuarial (gain) loss	(4,316)	1,963	79,704	(77,117)	1,170	3,915
Plan amendments	—	453	—	—	—	(20,582)
Adjustments for expense/tax contained in service cost	—	—	(1,694)	(1,730)	—	—
Plan participants’ contributions	—	—	2,120	2,242	927	1,093
Benefits paid	(21,450)	(20,920)	(24,761)	(27,564)	(5,561)	(6,851)
Medicare Rx subsidy	—	—	—	—	—	331
Curtailments/Settlements	—	—	(1,537)	—	—	—
Translation adjustments	—	—	28,767	(104,735)	—	—

Benefit obligation at end of year	$406,901	$404,902	$621,259	$499,004	$110,512	$106,166

Fair value of plan assets at beginning of year	$248,151	$349,231	$574,886	$756,027
Actual return on plan assets	42,174	(89,210)	60,992	(56,858)
Employer contributions	36,015	9,050	15,848	22,279
Participants’ contributions	—	—	2,120	2,242
Benefits paid	(21,450)	(20,920)	(24,761)	(27,564)
Settlements	—	—	(1,537)	—
Translation adjustments	—	—	32,628	(121,240)

Fair value of plan assets at end of year	$304,890	$248,151	$660,176	$574,886

Funded status at end of year	$(102,011)	$(156,751)	$38,917	$75,882

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Amounts recognized in the balance sheet:
Non-current assets	$—	$—	$61,881	$98,815
Current liabilities	(3,175)	(2,738)	(636)	(610)
Non-current liabilities	(98,836)	(154,013)	(22,328)	(22,323)

Net amount recognized	$(102,011)	$(156,751)	$38,917	$75,882

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008	2009	2008
Amounts recognized in AOCI consist of:
Net actuarial loss	$125,975	$153,791	$160,738	$98,199	$38,130	$39,667
Prior service cost (credit)	2,536	3,007	145	605	(33,878)	(38,597)
Unrecognized net initial obligation	—	—	—	(102)	—	—

Total AOCI (before tax effects)	$128,511	$156,798	$160,883	$98,702	$4,252	$1,070

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2009	2008	2009	2008
Accumulated Benefit Obligation – end of year	$402,130	$393,284	$589,317	$475,189
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$406,901	$404,902	$46,943	$43,991
Accumulated benefit obligation	402,130	393,284	41,636	38,475
Fair value of plan assets	304,890	248,151	23,979	21,058

Weighted-average assumptions used to determine obligations at December 31
Discount rate	6.10%	6.00%	5.66%	6.11%
Rate of compensation increase	3.25%	3.50%	3.00%	2.56%

	2009	2008	2009	2008
Percentage of assets invested in:
Equities	60%	70%	30%	25%
Bonds	40%	7%	56%	57%
Property	n/a	n/a	12%	14%
Other investments	n/a	23%	2%	4%

(DOLLARS IN THOUSANDS)			Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
Estimated Future Benefit Payments
2010	$22,319	$27,084	$5,553
2011	23,145	29,505	5,929
2012	24,796	30,216	6,257
2013	26,022	29,783	6,753
2014	26,911	30,767	7,247
2015-2019	152,600	171,639	41,353
Contributions
Required Company Contributions in the Following Year (2010)	$3,270	$16,181	$5,553

We consider a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets. We consider the historical long-term return experience of our assets, the current and expected allocation of our plan assets, and expected long-term rates of return. We derive these expected long-term rates of return with the assistance of our investment advisors. We base our expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income, real estate, and alternative asset classes. The asset allocation is monitored on an ongoing basis.

We consider a variety of factors in determining and selecting our assumptions for the discount rate at December 31. For the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aaa, Aa, and Merrill Lynch AAA-AA high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 60 – 65% in equity securities and 35 – 40% in fixed income securities. The inflation rate assumed in the model was 2.5%. The plan has achieved a compounded annual rate of return of approximately 8% over the previous 20 years. At December 31, 2009, the actual asset allocation was: 67% in equity securities; 30% in fixed income securities; and 3% in cash.

The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55 – 60% in fixed income securities, 30 – 35% in equity securities; 5 – 10% in real estate; and up to 5% in cash. At December 31, 2009, the actual asset allocation was: 57% in fixed income investments; 30% in equity investments; 11% in real estate investments; and 2% in cash.

The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2009. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 14.

	U.S. Plans
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$7,908	$—	$7,908
Equity Securities
IFF Common Stock	12,095	—	—	12,095
U.S. Common Stock	13,850	—	—	13,850
Non-U.S. Common Stock	1,160	—	—	1,160
Mutual Funds	43,024	—	—	43,024
Pooled Funds	—	136,943	—	136,943
Fixed Income Securities
Government & Government Agency Bonds	—	40,032	—	40,032
Corporate Bonds	—	46,139	—	46,139
Municipal Bonds	—	1,760	—	1,760
Asset Backed Securities	—	573	—	573

Total	$70,129	$233,355	$—	$303,484

Receivables				$1,406

Total				$304,890

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$13,134	$—	$—	$13,134
Equity Securities
U.S. Large Cap	26,938	—	—	26,938
Non-U.S. Large Cap	138,491	—	—	138,491
Non-U.S. Mid Cap	7,660	—	—	7,660
Non-U.S. Small Cap	1,622	—	—	1,622
Emerging Markets	9,786	—	—	9,786
Pooled Funds	12,934	—	—	12,934
Fixed Income Securities
U.S. Treasuries/Government Bonds	86	—	—	86
Non-U.S. Treasuries/Government Bonds	153,892	—	—	153,892
Non-U.S. Corporate Bonds	79,659	93,671	—	173,330
Non-U.S. Mortgage-Backed Securities	8,540	—	—	8,540
Non-U.S. Asset-Backed Securities	5,693	8,674	—	14,367
Non-U.S. Other Fixed Income	4,270	20,569	—	24,839
Alternative Types of Investments
Insurance Contracts	—	322	—	322
Private Equity Funds	—	—	2	2
Real Estate
Non-U.S. Real Estate	1,202	72,655	376	74,233

Total	$463,907	$195,891	$378	$660,176

Cash and cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash and cash equivalents are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.

Equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments. Pooled funds are typically common or collective trusts valued at their net asset values (NAVs) that are calculated by the investment manager of the fund.

Fixed income securities are primarily valued using a market approach with inputs that include broker quotes and benchmark yields.

Real estate values are primarily reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals, and market comparable data.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2009.

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Total
Beginning Balance 12/31/2008	$735	$2	$737
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—	—
Relating to assets sold during the period	—	—	—
Purchases, sales, and settlements	(359)	—	(359)
Transfers in and/or out of Level 3	—	—	—

Ending balance at 12/31/2009	$376	$2	$378

The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2009	2008	2009	2008
Discount rate	6.00%	6.10%	6.10%	6.00%
Current medical cost trend rate	8.00%	8.00%	9.00%	8.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2014	2013	2016	2014

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$9,975	$9,784	$678	$780
Non-U.S. Pension Plans	$25,406	$23,215	$1,693	$1,639
Postretirement Benefit Plan	N/A	$3,252	$249	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation, and the annual postretirement expense, by approximately $6.1 million and $0.4 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.1 million and $0.4 million, respectively.

The following table shows the expected benefit payments including payments under the split dollar life insurance.

(DOLLARS IN THOUSANDS)
Expected Benefit Payments
2010	$5,553
2011	5,929
2012	6,257
2013	6,753
2014	7,247
2015 – 2019	41,353

We contributed $36 million and $16 million to our qualified U.S. pension plans and non-U.S. pension plans in 2009. In addition, $4 million of benefit payments were made with respect to the U.S. non-qualified plan.

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

When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities was approximately $4.3 million at December 31, 2009. We do not have any instruments classified as Level 3.

The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2009.

Derivatives

We periodically enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans, foreign currency receivables and payables, and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding three months and are with counterparties which are major international financial institutions. As of December 31, 2009 we held certain foreign currency forward contracts which were not designated as hedging instruments. The carrying amounts of these contracts were $0.2 million (in an asset position) classified in Prepaid expenses and other current assets and $0.9 million (in a liability position) classified in Other current liabilities in the Consolidated Balance Sheet. During the year ended December 31, 2009 we recognized net losses of $2.0 million, recorded in Other (income) expense, net, related to these foreign currency contracts. These net gains offset any recognized losses arising from the revaluation of the related intercompany loans during the same respective periods.

In 2003, we executed a 10-year Yen – U.S. dollar currency swap related to the monthly sale and purchase of products and services between the U.S. and Japan which has been designated as a cash flow hedge. As of December 31, 2009, this cash flow hedge experienced no ineffectiveness. As of December 31, 2009, the fair value of this foreign currency contract was a liability of $4.5 million classified in Other current liabilities in the Consolidated Balance Sheet. During the year ended December 31, 2009, a gain of $1.1 million, was recognized in Other comprehensive income representing the change in fair value of the remaining hedge balance outstanding which is marked to market in AOCI as a hedge of forecasted future cash flow and released ratably through earnings over term of the hedge. During the year ended December 31, 2009 we reclassified losses of $0.8 million from AOCI to Other (income) expense, net, in the Consolidated Statement of Income.

In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (TIBOR) plus an interest markup. This swap was designated as a fair value hedge. As of December 31, 2009, the fair value of this interest rate contract was approximately $0.2 million and is classified in Other assets in the Consolidated Balance Sheet. This fair value hedge experienced no ineffectiveness. Interest income on the periodic settlement and reset of the floating interest rate of less than $0.1 million was recorded in Interest expense in the Consolidated Statement of Income for the year ended December 31, 2009.

In May 2009 we entered into a forward currency contract which qualified as a net investment hedge, in order to protect a portion of our net European investment from foreign currency risk. We recognized a $1.6 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI. The ineffective portion of this net investment hedge was not material. This forward currency contract matured before the end of our second quarter. Upon its maturity, we entered into an intercompany loan payable in the amount of 40 million Euros in order to protect a portion of our net European investment from foreign currency risk. This contract subsequently was terminated during the 2009. This intercompany loan was designated as a net investment hedge and experienced no ineffectiveness while outstanding. We recognized a $3.1 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI.

In September 2007, we entered into a $250 million interest rate swap agreement effectively converting the fixed rate on our long-term U.S. dollar borrowings to a variable short-term rate based on U.S. Dollar (USD) LIBOR rate plus markup. In March 2008, we realized an $18 million gain on termination of this swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. During 2008, we entered into a similar interest rate swap and then in October 2008 we liquidated this position at no cost.

In September 2007 and January 2006, we entered into a $250 million and a $300 million Cross Currency Interest Rate Swap, respectively, to hedge a portion of our consolidated EUR net investment. The derivative was structured as a swap of floating USD LIBOR to floating EURIBOR, with both floating interest rates reset and paid semi-annually. Because the derivatives are structured as a floating to floating swap, the only value, other than that derived from changes in the foreign exchange (FX) spot rate, are interest rate accruals which are reset semi-annually. These accruals are netted and booked in current earnings. Mark-to-market changes due to differences in the underlying FX rate are recorded in AOCI and provide an offset to the cumulative translation adjustment of the underlying Euro assets being hedged, which are also being valued based on changes in the FX spot rate. Effectiveness is assessed quarterly. At maturity, or if the swap is terminated early, any gain or loss will be recorded to AOCI until the Euro net investment is divested. In October 2008, we closed out the $250 million USD LIBOR to EURIBOR interest rate swap at no cost. In February 2009 we terminated the $300 million USD LIBOR to EURIBOR interest rate swap which required us to make a payment of $16 million. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the year ended December 31, 2009.

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

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Minimum rental commitments under non-cancelable operating leases are $28 million in 2010, $25 million in 2011, $22 million in 2012, $20 million in 2013, $17 million in 2014 and from 2015 and thereafter through 2030, the aggregate lease obligations are $184 million. The corresponding rental expense amounted to $30 million, $28 million and $27 million in 2009, 2008 and 2007, respectively. None of our leases contain step rent provisions or escalation clauses and they do not require capital improvement funding.

We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of 17 actions involving 276 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During 2009, there have been 5 new actions filed involving 7 claimants and 6 actions involving 18 claimants have been dismissed or settled for a net out-of-pocket amount which is not material to us including insurance recovery. In addition, 105 claimants were voluntarily dismissed from continuing cases based on a determination that their claims lacked merit.

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

We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At December 31, 2009, we estimated our share of the total future costs for these sites to be less than $5 million.

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

(a)(3) EXHIBITS

Number

3(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002 (SEC file number reference 001-04858).

3(ii)	By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on October 30, 2009.

4.1	Shareholder Protection Rights Agreement, dated as of March 21, 2000, between Registrant and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 10-K filed on March 13, 2006.

4.1a	First Amendment dated September 26, 2000, to Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4.1a to Registrant’s Report on Form 10-K filed on March 13, 2006.

4.1b	Letter Agreement between the Registrant and Wachovia Bank, National Association (“Wachovia”), dated as of October 31, 2002, appointing Wachovia as Successor Rights Agent pursuant to the Shareholder Protection Rights Agreement, dated as of March 21, 2000 and amended as of September 26, 2000, incorporated by reference to Exhibit 4(a) to Registrant’s Report on Form 10-Q filed on November 12, 2002 (SEC file number reference 001-04858).

4.2	Specimen Certificate of Registrant’s Common Stock bearing legend notifying of Shareholder Protection Rights Agreement, incorporated by reference to Exhibit 4(b) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000. (Reg. No. 333-46932).

4.3	Note Purchase Agreement, dated as of July 12, 2006, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on July 13, 2006.

4.4	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 to Registrant’s Report on Form 8-K filed on July 13, 2006.

4.5	Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on October 1, 2007.

4.6	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on October 1, 2007.

4.7	Credit Agreement dated as of November 18, 2008 among International Flavors & Fragrances (Japan) Ltd., as Borrower, International Flavors & Fragrances Inc., as Guarantor, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Lender, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on November 21, 2008.

*10.1	Letter Agreement, dated June 28, 2006, between Registrant and Robert M. Amen, Chairman of the Board of Directors and Chief Executive Officer, incorporated by reference to Exhibit 10. 1 to Registrant’s Report on Form 8-K filed on June 29, 2006.

*10.2	Separation Agreement between International Flavors & Fragrances Inc. and Robert M. Amen dated October 14, 2009, incorporated by reference to Registrant’s Report on Form 8-K filed on October 19, 2009.

*10.3	Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough, dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 14, 2009.

Number

*10.4	Compensation arrangements of Kevin Berryman, effective as of May 15, 2009, incorporated by reference to the Registrant’s report on Form 8-K filed on April 16, 2009.

*10.5	Compensation arrangements of Richard A. O’Leary, effective as of April 28, 2009, incorporated by reference to the Registrant’s report on Form 8-K filed on May 1, 2009.

*10.6	Compensation arrangements of Nicolas Mirzayantz and Hernan Vaisman, effective as of January 1, 2008, incorporated by reference to Registrant’s Report on Form 8-K filed on December 13, 2007.

*10.7	2008 Compensation Arrangements of Robert M. Amen, Douglas J. Wetmore, Nicolas Mirzayantz and Dennis M. Meany incorporated by reference to Registrant’s Report on Form 8-K filed on March 5, 2008.

*10.8	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008.

*10.9	Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.10	2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.11	2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.12	Registrant’s Executive Death Benefit Plan, effective July 1, 1990, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on March 13, 2006.

*10.13	Registrant’s Vision 2001 Compensation Program, adopted by the Registrant’s Board of Directors on December 12, 2000 and amended in 2005, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on January 28, 2005 (SEC file number reference 001-04858).

*10.14	Long Term Equity Choice Program Summary, incorporated by reference to Exhibit 10.3 to Registrant’s Report on Form 8-K filed on March 10, 2006.

*10.15	Performance Criteria for the 2007-2009 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Registrant’s Report on Form 8-K filed on March 12, 2007.

*10.16	Performance Criteria for the 2008-2010 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Registrant’s Report on Form 8-K filed on February 1, 2008.

*10.17	Performance Criteria for the 2009-2011 cycle under the Company’s Long Term Incentive Plan, incorporated by reference to Registrant’s Report on Form 8-K filed on March 13, 2009.

*10.18	Performance Criteria for the Registrant’s Annual Incentive Plan for 2009, incorporated by reference to Exhibit 10.1 to Registrant’s Report on form 8-K filed on March 13, 2009.

*10.19	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.20	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

Number

*10.21	Form of U.S. Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan , incorporated by reference to Exhibit 10.4 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.22	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.23	Non-Employee Director Compensation Arrangements, adopted by the Company’s Board of Directors on March 6, 2007, incorporated by reference to Registrant’s Report on Form 8-K filed on March 12, 2007.

*10.24	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Registrant’s Report on 10-Q filed on August 5, 2009.

*10.25	Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Registrant’s Report on 10-Q filed on August 5, 2009.

*10.26	Form of U.S. Performance-Based Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8b to Registrant’s Report on Form 8-K filed on October 7, 2004 (SEC file number reference 001-04858).

*10.27	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.28	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.29	Restated and Amended Executive Separation Policy as amended through and including December 31, 2007, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on July 30, 2008.

*10.30	1997 Employee Stock Option Plan, incorporated by reference to Exhibit 10.18 to Registrant’s Report on Form 10-K filed on March 13, 2006.

*10.31	Amendment to 1997 Employee Stock Option Plan as amended by Registrant’s Board of Directors on February 8, 2000, incorporated by reference to Exhibit 10.19 to Registrant’s Report on Form 10-K filed on March 13, 2006.

*10.32	Resolutions Relating to Equity Awards as approved by the Board of Directors of the Registrant on January 29, 2007 incorporated by reference to Exhibit 10.25 to Registrant’s Report on Form 10-K filed on February 23, 2007.

*10.33	Deferred Compensation Plan adopted by Registrant’s Board of Directors on December 12, 2000 as amended and restated through December 9, 2008 incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K filed on February 26, 2009.

*10.34	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006.

Number

*10.35	Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, Wachovia Bank, N.A. (formerly First Union National Bank) and Buck Consultants LLC (formerly Buck Consultants Inc.), incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2005.

*10.36	1990 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.23 to Registrant’s Report on Form 10-K filed on March 13, 2006.

*10.37	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004 (SEC file number reference 001-04858).

*10.38(a)	Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009.

*10.38(b)	Summary of director charitable contribution arrangement between the Registrant and Arthur C. Martinez incorporated by reference to Exhibit 10.33(b) to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.39	Resolutions approving Non-Employee Directors’ Annual Stock Grant Program, adopted by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 99(c) to Registrant’s Registration Statement on Form S-3 filed on September 29, 2000 (Reg. No. 333-46932).

*10.40	Separation Agreement dated July 22, 2008 between Registrant and Douglas J. Wetmore, former Senior Vice President and Chief Financial Officer, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on July 28, 2008.

10.41	Multi-currency Revolving Credit Facility Agreement, dated November 23, 2005, among the Registrant, International Flavors & Fragrances (Luxembourg) S.A.R.L., certain subsidiaries, the banks named therein, including Citigroup Global Markets Limited, Fortis Bank S.A./N.V., Bank of America N.A., Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, ING Bank N.V., J.P. Morgan Chase and Wachovia Bank, National Association, as mandated lead arrangers, and Citibank International PLC, as Facility Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on November 29, 2005.

10.42	Amendment Agreement dated September 17, 2007 to the Multicurrency Revolving Credit Facility Agreement dated November 23, 2005 among the Company, certain subsidiaries of the Company, and Citibank International PLC as agent on behalf of itself and others, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

10.43	Amendment dated September 27, 2007 (and confirmed on November 6, 2007) to the Multi-currency Revolving Credit Facility Agreement dated November 23, 2005, extending the Termination Date for an additional period of 365 days until 2012, incorporated by reference to Exhibit 10.40 to Registrant’s Report on Form 10-Q filed on February 27, 2008.

10.44	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed with the SEC on September 18, 2007.

10.45	Confirmation, dated September 14, 2007, between International Flavors & Fragrances Inc. and Morgan Stanley & Co. Incorporated, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed with the SEC on September 18, 2007.

21	List of Principal Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

Number

31.1	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Nicolas Mirzayantz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Hernan Vaisman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Kevin C. Berryman, Nicolas Mirzayantz and Hernan Vaisman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

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
Kevin C. Berryman
Member, Temporary Office of the Chief Executive Officer and Executive Vice President and Chief Financial Officer

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2010 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Principal Executive Officer and Principal Financial and Accounting Officer:

/s/ KEVIN C. BERRYMAN
Kevin C. Berryman
Member, Temporary Office of the Chief Executive Officer and Executive Vice President and Chief Financial Officer

Principal Executive Officer:

/s/ NICOLAS MIRZAYANTZ
Nicolas Mirzayantz
Member, Temporary Office of the Chief Executive Officer and Group President, Fragrances

Principal Executive Officer:

/s/ HERNAN VAISMAN
Hernan Vaisman
Member, Temporary Office the Chief Executive Officer and Group President, Flavors

Directors:

/s/ DOUGLAS D. TOUGH
DOUGLAS D. TOUGH

/s/ MARGARET HAYES ADAME
MARGARET HAYES ADAME

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
ARTHUR C. MARTINEZ

/s/ BURTON M. TANSKY
BURTON M. TANSKY

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	For the Year Ended December 31, 2009
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$11,156	$2,928	$4,853	$1,032	$10,263
Valuation allowance on credit and operating loss carry forwards and certain net deferred tax assets	178,921	31,651	—	2,133	212,705

	$190,077	$34,579	$4,853	$3,165	$222,968

	For the Year Ended December 31, 2008
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$11,694	$4,630	$3,932	$(1,236)	$11,156
Valuation allowance on credit and operating loss carry forwards	171,600	12,750	—	(5,429)	178,921

	$183,294	$17,380	$3,932	$(6,665)	$190,077

	For the Year Ended December 31, 2007
	Balance at beginning of period	Additions charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$12,715	$1,369	$3,407	$1,017	$11,694
Valuation allowance on credit and operating loss carry forwards	141,200	16,818	—	13,582	171,600

	$153,915	$18,187	$3,407	$14,599	$183,294

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.

INVESTOR INFORMATION

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on April 27, 2010 at 10:00 a.m., EDT.

IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 9, 2010, which will provide instructions as to how shareholders may access and review the proxy materials for the 2010 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company

59 Maiden Lane

New York, New York 10038

800-937-5449

www.amstock.com

LISTED

New York Stock Exchange

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

WEB SITE

www.iff.com