Form 10-Q
period 2010-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2010-05-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of April 23, 2010: 79,528,718

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$89,818	$80,135
Trade receivables	478,407	454,528
Allowance for doubtful accounts	(9,587)	(10,263)
Inventories: Raw materials	243,089	228,999
Work in process	10,432	9,173
Finished goods	193,391	206,805

Total Inventories	446,912	444,977
Deferred income taxes	58,588	55,002
Prepaid expenses and other current assets	106,796	103,687

Total Current Assets	1,170,934	1,128,066

Property, plant and equipment, at cost	1,254,523	1,265,885
Accumulated depreciation	(764,764)	(764,592)

	489,759	501,293

Goodwill	665,582	665,582
Intangible assets, net	53,409	54,948
Deferred income taxes	131,779	129,720
Other assets	166,763	165,165

Total Assets	$2,678,226	$2,644,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$80,782	$76,780
Accounts payable	154,451	161,027
Accrued payrolls and bonuses	39,185	49,022
Dividends payable	19,843	19,786
Deferred income taxes	595	585
Restructuring and other charges	20,599	18,914
Other current liabilities	159,887	158,340

Total Current Liabilities	475,342	484,454

Other Liabilities:
Long-term debt	934,076	934,749
Deferred gains	53,603	54,884
Retirement liabilities	241,256	240,950
Other liabilities	157,078	157,827

Total Other Liabilities	1,386,013	1,388,410

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2010 and December 31, 2009; and outstanding 79,391,908 and 79,157,393 shares as of March 31, 2010 and December 31, 2009	14,470	14,470
Capital in excess of par value	110,583	110,374
Retained earnings	2,383,145	2,339,205
Accumulated other comprehensive loss	(279,972)	(270,974)

	2,228,226	2,193,075

Treasury stock, at cost - 36,369,932 shares as of March 31, 2010 and 36,604,447 shares as of December 31, 2009	(1,414,920)	(1,424,072)

Total Shareholders’ Equity	813,306	769,003

Noncontrolling interest	3,565	2,907

Total Shareholders’ Equity including noncontrolling interest	816,871	771,910

Total Liabilities and Shareholders’ Equity	$2,678,226	$2,644,774

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$653,909	$559,630

Cost of goods sold	383,702	337,565
Research and development expenses	52,631	47,331
Selling and administrative expenses	106,471	91,347
Amortization of intangibles	1,538	1,538
Restructuring and other charges	4,988	—
Interest expense	12,736	19,781
Other (income) expense, net	2,762	(1,162)

	564,828	496,400

Income before taxes on income	89,081	63,230
Taxes on income	25,292	16,033

Net income	63,789	47,197

Other comprehensive income:
Foreign currency translation adjustments	(11,076)	24,041
Accumulated gains (losses) on derivatives qualifying as hedges	286	1,581
Pension and postretirement net liability adjustment	1,792	1,824

Comprehensive income	$54,791	$74,643

Net income per share — basic	$0.80	$0.60

Net income per share — diluted	$0.80	$0.60

Average number of shares outstanding — basic	78,767	78,195

Average number of shares outstanding — diluted	79,692	78,747

Dividends declared per share	$0.25	$0.25
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$63,789	$47,197
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	20,032	18,631
Deferred income taxes	(5,169)	5,985
Gain on disposal of assets	(623)	(809)
Equity based compensation	5,461	4,759
Changes in assets and liabilities:
Current receivables	(29,292)	(36,222)
Inventories	(6,056)	12,803
Current payables	(13,707)	(57,574)
Other assets	(10,041)	(5,536)
Other liabilities	7,998	(3,602)

Net cash provided by (used in) operations	32,392	(14,368)

Cash flows from investing activities:
Additions to property, plant and equipment	(12,950)	(7,644)
Purchase of investments	(1,856)	(198)
Termination of net investment hedge	—	(11,916)
Proceeds from disposal of assets	64	675

Net cash used in investing activities	(14,742)	(19,083)

Cash flows from financing activities:
Cash dividends paid to shareholders	(19,786)	(39,338)
Net change in bank borrowings and overdrafts	5,351	(7,264)
Proceeds from issuance of stock under stock-based compensation plans	7,372	347
Purchase of treasury stock	—	(1,967)

Net cash used in financing activities	(7,063)	(48,222)

Effect of exchange rate changes on cash and cash equivalents	(904)	(9,205)

Net change in cash and cash equivalents	9,683	(90,878)
Cash and cash equivalents at beginning of year	80,135	178,467

Cash and cash equivalents at end of period	$89,818	$87,589

Interest paid	$26,442	$37,985

Income taxes paid	$12,164	$7,763
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
     These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). These interim statements are unaudited. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and March 31 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. Recent Accounting Pronouncements:
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements are effective for our first quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We did not have any such transfers into and out of Levels 1 and 2 during the three months ended March 31, 2010. We are currently evaluating the full impact of this guidance, but do not expect it to have a material impact on the disclosures in our Consolidated Financial Statements in future filings.
Note 2. Reclassifications:
     Certain reclassifications and revisions have been made to the prior years’ financial statements to conform to the 2010 presentation. During 2009, the Company revised its method of reporting Research and Development (R&D) credits to be properly reflected as a reduction in R&D expense versus a reduction in income tax expense. The R&D revision impacted the first three months of 2009 in the amount of $0.8 million. The 2009 revisions had no impact on net income. Reclasses, including their impact, on the Consolidated Statement of Income for the first three months of 2009 are as follows: Cost of goods sold increased $0.1 million; Research and development decreased $2.0 million; and Selling and administrative increased $1.9 million.
Note 3. Net Income Per Share:
     Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(Shares in thousands)	2010	2009
Basic	78,767	78,195
Assumed dilution under stock plans	925	552

Diluted	79,692	78,747

     Stock options and stock settled appreciation rights (“SSARs”) to purchase 363,000 shares and 2,268,000 shares were outstanding as of March 31, 2010 and March 31, 2009, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
     We have issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of March 31, 2010 and 2009 was immaterial (approximately 0.6% of the total number of common shares outstanding for both periods). Net income allocated to such PRS during the three months ended March 31, 2010 and March 31, 2009 was approximately $0.4 million and $0.3 million, respectively.

Note 4. Restructuring and Other Charges:
     The Company has progressed in its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the updated estimates from the separation agreements, the Company has increased its provision for severance costs by approximately $4 million. The remaining first quarter of 2010 charge is mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe.
     We expect to incur total costs related to this restructuring plan of approximately $27-$29 million, consisting primarily of $17-$18 million of employee termination costs, $7-$8 million in plant shutdown and business transition costs and $2-$4 million in asset impairments and/or accelerated depreciation of related fixed assets.
     Since the third quarter of 2009, we have recorded total expenses of $19.2 million relating to this plan, of which $17 million is principally related to severance accruals.
     The balance of the employee-related liabilities is expected to be utilized by the end of 2011 as obligations are satisfied.

		Asset-
	Employee-	Related
	Related	and Other	Total
Balance December 31, 2009	$18,914	$—	$18,914
Additional charges	3,918	1,070	4,988
Payments and other costs	(2,233)	(1,070)	(3,303)

Balance March 31, 2010	$20,599	$—	$20,599

Note 5. Goodwill and Other Intangible Assets, Net:
     Goodwill by operating segment for both March 31, 2010 and December 31, 2009 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

     Trademark and other intangible assets consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2010	2009
Gross carrying value	$165,406	$165,406
Accumulated amortization	(111,997)	(110,458)

Total	$53,409	$54,948

     Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $1.5 million for both periods. Estimated annual amortization is $6 million for years 2010 through 2013 and $5 million for 2014.

Note 6. Comprehensive Income:
     Changes in the Accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	(11,076)	286	1,792	(8,998)

Balance March 31, 2010	$(79,682)	$(2,455)	$(197,835)	$(279,972)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	24,041	1,581	1,824	27,446

Balance March 31, 2009	$(125,805)	$(2,251)	$(169,603)	$(297,659)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2010	December 31, 2009
Bank borrowings and overdrafts			$80,782	$76,780

Total current debt			80,782	76,780

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	0.42%	2012	75,178	75,166
Japanese Yen notes	2.81%	2011	19,484	19,614
Other			9	16
Deferred realized gains on interest rate swaps			14,405	14,953

Total long-term debt			934,076	934,749

Total debt			$1,014,858	$1,011,529

     The estimated fair value at March 31, 2010 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $559 million and $356 million, respectively. The fair value of our senior notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at March 31, 2010 approximated the carrying value.
Note 8. Income Taxes:
     As of March 31, 2010, we had $66 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.

     We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2010, we had accrued $10 million of interest and penalties.
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
     The Company leverages its credit worthiness to collateralize tax exposures related to certain administrative proceedings. With the current turmoil in the credit markets, the Company may be precluded from securing similar forms of collateral for unrecognized tax benefits. If this situation occurs, the Company may be required to self-fund any future collateral obligations.
     The effective tax rate for the three months ended March 31, 2010 was 28.4% compared with 25.4% in the three months ended March 31, 2009. The increase in the effective tax rate in 2010 is mainly attributable to the mix of earnings across the countries in which we operate. A lower effective tax rate on the restructuring charges also impacted the 2010 rate.
Note 9. Equity Compensation Plans:
     We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSUs”), SSARs or stock options to purchase our common stock.
     We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan awards are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each three-year LTIP cycle. Beginning with the LTIP 2007-2009 cycle and each three-year cycle thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, the executive must remain employed with IFF during the cycle to receive the payment.
     Stock option and SSAR activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2009	2,228	$35.27
Exercised	(391)	$34.04
Cancelled	(6)	$43.13

Balance at March 31, 2010	1,831	$35.50

     RSU and PRS activity for the three months ended March 31, 2010 was as follows:

		Weighted
		Average Grant
		Date Fair
		Value Per
(SHARE AMOUNTS IN THOUSANDS)	RSU	Share
Balance at December 31, 2009	978	$37.42
Cancelled	(2)	$41.16

Balance at March 31, 2010	976	$38.52

		Weighted
		Average Grant
		Date Fair
		Value Per
(SHARE AMOUNTS IN THOUSANDS)	PRS	Share
Balance at December 31, 2009	498	$20.28
Granted	39	$22.90
Cancelled	(4)	$15.24

Balance at March 31, 2010	533	$20.52

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2010	2009
Restricted stock and RSUs	$5,119	$4,088
Stock options and SSARs	342	671

Total equity compensation expense	$5,461	$4,759

     Tax benefits associated with share-based compensation of $2.0 million and $1.6 million were recognized for the first quarter of 2010 and 2009, respectively.
Note 10. Segment Information:
     We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2009 Form 10-K. We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes.
     The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other administrative expenses that are not allocated to individual business units.

     Our reportable segment information was as follows:

	Three Months Ended March 31, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$300,169	$353,740	—	$653,909

Operating profit	$61,577	$56,015	$(13,013)	104,579

Interest expense				(12,736)
Other income (expense), net				(2,762)

Income before taxes on income				$89,081

	Three Months Ended March 31, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated
Net sales	$266,121	$293,509	—	$559,630

Operating profit	$52,840	$36,791	$(7,782)	81,849

Interest expense				(19,781)
Other income (expense), net				1,162

Income before taxes on income				$63,230

Segment assets were $1,155 million for Flavors and $1,359 million for Fragrances at December 31, 2009. Global assets were $131 million at December 31, 2009. There were no significant changes in segment assets from December 31, 2009 to March 31, 2010.

Note 11. Retirement Benefits:
Pension expense included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2010	2009
Service cost for benefits earned	$910	$1,180
Interest cost on projected benefit obligation	5,990	5,985
Expected return on plan assets	(6,042)	(6,042)
Net amortization and deferrals	1,812	1,584

Defined benefit plans	2,670	2,707
Defined contribution and other retirement plans	1,912	1,999

Total pension expense	$4,582	$4,706

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2010	2009
Service cost for benefits earned	$2,558	$1,983
Interest cost on projected benefit obligation	8,411	7,136
Expected return on plan assets	(10,601)	(9,351)
Net amortization and deferrals	1,345	697

Defined benefit plans	1,713	465
Defined contribution and other retirement plans	971	1,031

Total pension expense	$2,684	$1,496

     During 2010, we may contribute approximately $12 million to our U.S. pension plans and up to $16 million to our non-U.S. pension plans. In the three months ended March 31, 2010, no contributions were made to our qualified U.S. pension plan. In the three months ended March 31, 2010, $4 million of contributions were made to the non-U.S. plans. In the three months ended March 31, 2010, no benefit payments were made with respect to our non-qualified U.S. pension plan.
     The financial returns of our investment trusts during the first quarter of 2010 continue to be generally in line with the markets by asset class. We had little exposure to financial institution equities and had no direct investments in sub-prime related assets.
     Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2010	2009
Service cost for benefits earned	$410	$441
Interest on benefit obligation	1,643	1,556
Net amortization and deferrals	(489)	(565)

Total postretirement benefit expense	$1,564	$1,432

     We expect to contribute $6 million to our postretirement benefit other than pension plans in 2010. In the three months ended March 31, 2010, $1 million of contributions were made.
Note 12. Financial Instruments:
Fair Value
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
     When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities, net was approximately $3.8 million at March 31, 2010. We do not have any instruments classified as Level 3.
     The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2010.
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
     In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (TIBOR) plus an interest markup. This swap was designated as a fair value hedge. Any amounts recognized in interest expense for both periods presented have been insignificant.
     In February 2009, we paid $16 million to close out the $300 million U.S. Dollar (“USD”) LIBOR to European InterBank Offer Rate (EURIBOR) interest rate swap. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the three months ended March 31, 2009.
     In May 2009 we entered into a forward currency contract which qualified as a net investment hedge, in order to protect a portion of our net European investment from foreign currency risk. We recognized a $1.6 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI. The ineffective portion of this net investment hedge was not material. This forward currency contract matured before the end of the second quarter of 2009. Upon its maturity, we entered into an intercompany loan payable in the amount of 40 million Euros in order to protect a portion of our net European investment from foreign currency risk. This intercompany loan was designated as a net investment hedge and experienced no ineffectiveness while outstanding. We recognized a $3.1 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI.
     In March 2010, we entered into three forward currency contracts which qualified as net investment hedges, in order to protect a portion of our net European investments from foreign currency risk. One of these three forward currency contracts matured during the three months ended March 31, 2010.

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value
Derivative assets (a)
Foreign currency contracts	$—	$0.9	$0.9
Interest rate swap	$0.2	$—	$0.2

	$0.2	$0.9	$1.1

Derivative liabilities (b)
Foreign currency contracts	$4.0	$0.4	$4.4

	December 31, 2009
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value
Derivative assets (a)
Foreign currency contracts	$—	$0.2	$0.2
Interest rate swap	$0.2	$—	$0.2

	$0.2	$0.2	$0.4

Derivative liabilities (b)
Foreign currency contracts	$4.5	$0.9	$5.4

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009 (in millions):

	Amount of Gain or
	(Loss) Recognized in
	Income on Derivative		Location of
			Gain or (Loss)
	For the Three Months Ended		Recognized in
Derivatives Not Designated as	March 31,		Income on
Hedging Instruments	2010	2009	Derivative

Foreign currency contract	$(2.2)	$3.0	Other (income) expense, net

These net gains offset any recognized losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009 (in millions):

				Amount of Gain or
	Amount of Gain or		Location of	(Loss) Reclassifed
	(Loss) Recognized in		Gain or (Loss)	from AOCI into
	OCI on Derivative		Reclassifed	Income (Effective
	(Effective Portion)		from AOCI	Portion)
	For the Three Months		into Income	For the Three Months
Derivatives in Cash Flow	Ended March 31,		(Effective	Ended March 31,
Hedging Relationships (*)	2010	2009	Portion)	2010	2009

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$0.3	$1.6	Other (income) expense, net	$(0.3)	$(0.2)

Derivatives in Net Investment Hedging Relationships:

Forward currency contract (2)	$0.6	$—	N/A	N/A	—

Total	$0.9	$1.6		$(0.3)	$(0.2)

(1)	Ten year swap executed in 2003.

(2)	Contract matured during the three months ended March 31, 2010.

(*)	No ineffectiveness was experienced in the above noted cash flow hedge during the three months ended March 31, 2010 and March 31, 2009. The ineffective portion of the net investment hedge was not material during the three months ended March 31, 2010 and March 31, 2009.
Note 13. Commitments and Contingencies:
     We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of 13 actions involving 225 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During the three months ended March 31, 2010, there has been 1 new action filed involving 8 claimants and 2 actions involving 4 claimants have been settled for a net out-of-pocket amount which is not material to us including insurance recovery, and 3 other cases have been consolidated with other pending cases. In addition, 56 claimants were voluntarily dismissed from continuing cases based on a determination that their claims lacked merit.
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
     We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At March 31, 2010, we estimated our share of the total future costs for these sites to be less than $5 million.
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

          IFF is organized into two business units that reflect our flavor and fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents, softeners, cleaning agents, candles and air fresheners); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. Approximately 55% of our ingredient production is consumed internally; the balance is sold to third party customers.
          The under-pinning of structural growth for the flavor and fragrance industry are population growth, an expanding middle class and technology. Changing social habits resulting from factors such as increases in personal income, leisure time, health and wellness and urbanization stimulate demand for consumer products utilizing flavors and fragrances. These developments also drive the creation and development of new molecules, technologies and/or solutions that facilitate and improve the end-use consumption of flavors and fragrances in consumer products.
          Flavors and fragrances are generally:
•	created for the exclusive use by a specific customer;

•	sold in powder or liquid form, in amounts ranging from a few pounds to several tons depending on the nature of the end product in which they are used;

•	a small percentage of the volume and cost of the end product sold to the consumer; and

•	a major factor in directing consumer preference for consumer packaged goods.
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
Operations
Comparison of First Quarters of 2010 and 2009
Sales Commentary
          First quarter 2010 sales totaled $654 million, an increase of 17% from the prior year quarter. The significant acceleration of growth (+13% in local currency (LC) terms) from the greater levels reported in the second half of

2009 reflects re-stocking in our customers’ supply chain across both businesses, continued strong success in driving new business with both new and existing customers, some recovery in demand, and lower base period comparisons in the first quarter 2009, primarily in Fine Fragrances, Functional Fragrances and Ingredients. Overall, net new business accounted for more than a third of the LC sales growth with higher existing business volumes comprising the vast majority of the remaining growth. Foreign currency movements added 4% to year-over-year sales growth in the quarter.
          On a reported basis Flavor sales increased 13%; excluding the impact of foreign currency translation, sales for the Flavors business increased 8% from the prior year period. The improvement was equally driven by higher volume (including some elements of re-stocking) and net new business. Solid growth was experienced across all product categories. Double digit growth was seen in Greater Asia and Europe, Africa and Middle East (EAME) as a result of higher volumes and new business particularly in the Beverage and Savory categories. Growth in both regions benefited from investments made last year to strengthen our commercial and development capabilities. Sales in North America were down slightly as new business in Dairy and specialty items was offset by weakness in Confectionery sales. Latin America had solid growth, up 6% in LC as new wins and volume recovery in Confectionery and Savory more than offset the effects of non-strategic business lost in the second half of 2009.
          Fragrance sales increased significantly, up 21% on a reported basis and 18% in LC terms. Approximately two-thirds of the improvement is due to increased volume (including customer re-stocking efforts) and comparisons versus weak prior year sales in Fine Fragrance and Ingredients with the balance attributable to new business. Volume gains is attributable to customer re-stocking decisions, a bounce back in demand driven by increased customer promotional activities, mainly in Fine Fragrance, and lower base period comparisons. Overall, Fine and Beauty LC sales increased 28% versus last year, driven by customer re-stocking, new business, a recovery in demand and low prior year activity levels. LC Functional Fragrance sales increased 10%, driven by continued excellent fabric care performance. All regions delivered double-digit LC sales gains, led by Greater Asia and EAME (Fine Fragrance and Ingredients).

          Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-First Quarter 2010 vs First Quarter 2009
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	24%	-2%	22%	12%	-1%	5%

EAME	Reported	36%	12%	34%	25%	18%	22%
	Local Currency	31%	8%	29%	21%	12%	17%

Latin America	Reported	38%	6%	10%	17%	13%	16%
	Local Currency	31%	5%	9%	14%	6%	11%

Greater Asia	Reported	20%	33%	10%	25%	21%	23%
	Local Currency	19%	31%	9%	23%	14%	17%

Total	Reported	31%	12%	24%	21%	13%	17%
	Local Currency	28%	10%	21%	18%	8%	13%
▪	North America Fine & Beauty sales growth was driven primarily by new wins and re-stocking, and weak year ago comparison levels. The strong performance in Ingredients reflects broad-based volume gains and weak market conditions last year. Functional fragrance sales were down 2% as strong fabric care growth was not enough to offset home care volume losses. Flavors business declined slightly in line with the overall market.

▪	EAME showed strong sales gains across all categories, led by net new wins and demand recovery in Fine Fragrance and Ingredients as well as new wins in developing markets for Flavors, notably within the Beverage and Confectionery categories. Customer re-stocking also supported growth across most categories.

▪	Latin America sales performance was driven by a strong recovery in Fine & Beauty, new wins in Functional Fragrance and new wins and volume recovery in Confectionery and Savory for Flavors that more than offset the effects of non-strategic business lost last year.

▪	Greater Asia delivered double-digit LC sales growth in all categories, except Ingredients, whose growth was 9%. Fine & Beauty gains were driven by new wins in Hair Care and Toiletries as well as demand recovery for Fine Fragrance off a weak prior year base. We continue to experience strong growth in Fabric and Personal Wash within Functional Fragrances while Flavor sales growth was driven by new product introductions in Savory and Beverage.
While we believe that the impact of customer restocking is an important driver of year-over-year sales growth, it is not possible to specifically quantify the impact either in total or by category.
Consolidated Operating Results
          The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three Months Ended
	March 31,
	2010	2009
Cost of goods sold	58.7%	60.3%
Research and development expenses	8.0%	8.5%
Selling and administrative expenses	16.3%	16.3%
          Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. Research and development (R&D) expenses are for the development of new materials and delivery systems, new flavor and fragrance compounds, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. Selling and administrative expenses support our sales and operating levels.

          Cost of goods sold, as a percentage of sales, decreased to 58.7% in 2010 compared to 60.3% during 2009. Approximately half of the improvement versus 2009 is attributable to favorable input costs, with the balance driven by better absorption resulting from higher volumes, and continued margin recovery efforts.
          R&D expenses increased approximately $5 million from the prior year. The increase is due to higher incentive compensation accruals of $3 million and currency movements of $1 million, with the remaining amount due to targeted investments to support growth in emerging markets.
          Selling and administrative expenses (S&A), as a percentage of sales, remained flat at 16.3% compared to the first quarter of 2009 reflecting the significant increase in sales combined with ongoing cost discipline. Overall spending increased $15 million versus the prior year quarter, reflecting higher provisions for incentive compensation of $9 million, with the balance due to foreign currency movements and implementation costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe.
Restructuring and Other Charges
          Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.
          The Company has progressed in its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the updated estimates from the separation agreements, the Company has increased its provision for severance costs by approximately $4 million. The remaining first quarter of 2010 charge is mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe.

Restructuring
Charges
(In Thousands)	2010
Fragrances	$4,988

Total	$4,988

Interest Expense
          In the first quarter 2010, interest expense totaled $12.7 million compared to $19.8 million in 2009. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. The additional reduction versus 2009 reflects certain debt repayments in connection with an advance prepayment of a Japanese Yen term loan and certain private placement loans of more than $210 million made during the second half of 2009. Average cost of debt was 5.0% for the 2010 period compared to 6.0% in 2009.
Other (Income) Expense, Net
          Other expense of $2.8 million in the first three months of 2010 declined $4.0 million versus other income of $1.2 million in 2009, mainly due to losses on foreign exchange transactions, compared to gains in the prior year.
Income Taxes
          The effective tax rate was 28.4% for the three months ended March 31, 2010 as compared to a rate of 25.4% in the prior year quarter. The increase in the effective tax rate in 2010 is mainly attributable to the mix of earnings across the countries in which we operate. A lower effective tax rate on the restructuring charges also impacted the 2010 rate.
Operating Results by Business Unit
          We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors
          In the first quarter 2010, Flavors operating profit totaled $62 million, or 20.5% as a percentage of sales, compared to $53 million or 19.9% in 2009. The improvement in profitability was mainly driven by strong sales growth and better absorption, improving input costs and the benefits of our cost control initiatives. These improvements were partially offset by investments in R&D and higher incentive compensation costs.
Fragrances
          Fragrance operating profit for the first quarter of 2010 was $56 million or 15.8%, as a percentage of sales, compared to $37 million or 12.5% reported in 2009. The improvement in profit was driven by higher volumes and lower input costs plus benefits associated with cost reduction initiatives implemented last year. The 2010 period includes $5 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint and higher incentive compensation expense.
Global Expenses
          Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses for the first quarter were $13 million compared to $8 million during the first quarter of 2009. The increase is primarily due to higher incentive compensation accruals.
Financial Condition
          Cash and cash equivalents totaled $90 million at March 31, 2010 compared to $80 million at December 31, 2009. Working capital of $696 million at March 31, 2010 was comparable to approximately $644 million at December 31, 2009. Additions to property, plant and equipment for the three-month period ended March 31, 2010 totaled $13 million. Gross additions to property, plant and equipment are expected to approximate 4% of sales for the full year 2010.
          Operating cash flows in the first quarter of 2010 were an inflow of $32 million, compared to an outflow of $14 million in the prior year period. The improvement reflects higher earnings in the current year period combined with improvements in working capital management that began in the second half of 2009. The large improvement in core working capital was driven by accounts payable reflecting a more disciplined approach in our “purchase to pay” process and to a lesser extent due to higher purchasing activity. The improvement in receivables is due to a reduction in our past due accounts, partially offset by a higher volume of sales. The change in our inventory movement year-over-year is mainly due to higher raw material purchases supporting the increased sales volume.
          At March 31, 2010, we had $1,015 million of debt outstanding comparable to the $1,012 million outstanding at December 31, 2009.
          In February 2009, we closed out the $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included in earnings as a component of interest expense during the first quarter of 2009.
          The Company pays a quarterly cash dividend of $0.25 per share to shareholders, which was unchanged in both 2010 and 2009. During the first quarter of 2010, we funded a single quarterly dividend payment whereas we funded two quarters during the first quarter 2009.
          No shares were repurchased on the open market during the three months ended March 31, 2010.
          The Company leverages its credit worthiness to collateralize tax exposures related to certain administrative proceedings. With the current turmoil in the credit markets, the Company may be precluded from securing similar forms of collateral for unrecognized tax benefits. If this situation occurs, the Company may be required to self-fund any future collateral obligations.
          We continue to generate strong operating cash flows and our revolving credit facility (the “Facility”) remains in place. As of March 31, 2010, the drawdown capacity on the Facility is approximately $600 million. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.

          The Facility contains the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At March 31, 2010, we were in compliance with all financial and other covenants. At March 31, 2010 our Net Debt/ adjusted EBITDA (1) was 1.95 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

	12 Months Ended March 31,
(In Millions)	2010	2009
Net income	$212.1	$220.9
Interest expense	54.7	75.6
Income taxes	90.3	47.1
Depreciation	73.7	68.9
Amortization	6.2	6.2
Specified items (1)	29.6	19.3

Adjusted EBITDA	$466.6	$438.0

(1)	Principally restructuring and certain employee separation costs.

	March 31,
(In Millions)	2010	2009
Total debt	$1,014.9	$1,215.4
Adjustments:
Deferred gain on interest rate swaps	(14.4)	(16.4)
Cash and cash equivalents	(89.8)	(87.6)

Net debt	$910.7	$1,111.4

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
          Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, interest and other savings, earnings and other future financial results, financial position, or events constitutes forward-looking information. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results, performance or events, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results, performance or events expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in the Company’s markets, especially given the current disruption in global economic conditions, including economic and recessionary pressures; energy and commodity prices; decline in consumer confidence and spending; significant fluctuations in the value of the U.S. dollar; population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions; movements in interest rates; continued volatility and deterioration of the capital and credit markets, including continued disruption in the commercial paper market, and any adverse impact on our cost of and access to capital and credit; fluctuations in the price, quality and availability of raw materials; the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability and growth targets; the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies; the outcome of uncertainties related to litigation; the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations; and the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments. The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the Commission could materially and adversely impact our operations and our future financial results.
          Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.
Non-GAAP Financial Measures
          The Company uses certain non-GAAP financial operating measures. In certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          There are no material changes in market risk from the information provided in the Company’s 2009 Annual Report on Form 10-K.
Item 4. Controls and Procedures
          The Chief Executive Officer and Chief Financial Officer with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
          We have established controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.
          The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes in the risk factors previously disclosed in the Company’s 2009 Form 10-K.
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
          Thirteen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.
          In July 2004, the Company and another flavor supplier were named defendants, and subsequently 9 third and fourth party defendants were added, in a lawsuit by 4 former workers (and 2 spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Batteese case). In August 2005, the Company and 22 other companies were named defendants in a lawsuit by 2 former employees of the Gilster-Mary Lee facility in McBride, Missouri in the Missouri Circuit Court, 32nd Judicial Circuit (Fults case). This case has been settled. In August 2006, the Company and 3 other flavor and chemical suppliers were named defendants in a lawsuit by 10 current and former employees of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 1 former employee in the same Court (Bowan case).
          In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 57 current and former employees (plus 28 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 17 current and former employees (plus 6 spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 35 current and former workers (plus 13 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against 5 companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case).
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
          In January 2010, the Company was named as a defendant in a lawsuit by 4 former workers (and their spouses) at a Ridgeway, Illinois factory in an action brought in the U.S. District Court for the Southern district of Illinois (Barker case).
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
     The following table presents the total number of shares purchased during the first quarter of 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the maximum number of shares that may yet be purchased under the program for the quarter ended March 31, 2010:

	Total		Total Number of	Maximum Number
	Number of		Shares Purchased	of Shares That May
	Shares	Average	as Part of Publicly	Yet Be Purchased
	Purchased	Price Paid	Announced	Under the Program
	(1)	per Share	Program (1)	(1)

January 1 — 31, 2010	—	—	—	1,949,065
February 1 — 28, 2010	—	—	—	1,949,065
March 1 — 31, 2010	—	—	—	1,949,065
Total shares purchased	—	—	—

(1)	In July 2007 our Board of Directors authorized a stock repurchase plan (the “2007 Share Repurchase Plan”) to repurchase up to 15% (which represents an aggregate 13,350,000 shares) or $750 million worth of our outstanding common stock, whichever is less. As of March 31, 2010, we are subject to the 15% limitation and as such, we still have the ability to repurchase approximately 2 million shares. There is no stated expiration for the July 2007 share repurchase program.

Item 6. Exhibits

10.1	International Flavors & Fragrances Inc. 2010 Named Executive Officer Compensation Matters

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 6, 2010	By:	/s/ Douglas D. Tough

Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: May 6, 2010	By:	/s/ Kevin C. Berryman

Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1	International Flavors & Fragrances Inc. 2010 Named Executive Officer Compensation Matters

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.