Form 10-Q
period 2010-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2010-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Registrant’s telephone number, including area code (212) 765-5500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of July 23, 2010: 79,857,989

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$110,552	$80,135
Trade receivables	484,492	454,528
Allowance for doubtful accounts	(8,496)	(10,263)
Inventories:
Raw materials	237,273	228,999
Work in process	9,041	9,173
Finished goods	208,294	206,805

Total Inventories	454,608	444,977
Deferred income taxes	66,493	55,002
Prepaid expenses and other current assets	115,971	103,687

Total Current Assets	1,223,620	1,128,066

Property, plant and equipment, at cost	1,234,109	1,265,885
Accumulated depreciation	(752,068)	(764,592)

	482,041	501,293

Goodwill	665,582	665,582
Intangible assets, net	51,870	54,948
Deferred income taxes	136,143	129,720
Other assets	167,626	165,165

Total Assets	$2,726,882	$2,644,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$48,739	$76,780
Accounts payable	155,056	161,027
Accrued payroll and bonus	59,576	49,022
Accrued taxes on income	29,190	1,913
Dividends payable	19,964	19,786
Restructuring and other charges	19,315	18,914
Other current liabilities	163,519	157,012

Total Current Liabilities	495,359	484,454

Other Liabilities:
Long-term debt	934,600	934,749
Deferred gains	52,576	54,884
Retirement liabilities	241,669	240,950
Other liabilities	154,647	157,827

Total Other Liabilities	1,383,492	1,388,410

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of June 30, 2010 and December 31, 2009; and outstanding 79,860,012 and 79,157,393 shares as of June 30, 2010 and December 31, 2009	14,470	14,470
Capital in excess of par value	100,502	110,374
Retained earnings	2,430,322	2,339,205
Accumulated other comprehensive loss	(303,606)	(270,974)
Treasury stock, at cost - 35,901,828 shares as of June 30, 2010 and 36,604,447 shares as of December 31, 2009	(1,396,918)	(1,424,072)

Total Shareholders’ Equity	844,770	769,003

Noncontrolling interest	3,261	2,907

Total Shareholders’ Equity including noncontrolling interest	848,031	771,910

Total Liabilities and Shareholders’ Equity	$2,726,882	$2,644,774

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$665,800	$568,261	$1,319,710	$1,127,891

Cost of goods sold	380,799	340,347	764,501	677,912
Research and development expenses	55,844	44,248	108,475	91,578
Selling and administrative expenses	119,523	96,032	227,532	188,918
Restructuring and other charges	1,843	4,104	6,831	4,104
Interest expense	12,051	14,047	24,787	33,828
Other (income) expense, net	2,107	1,569	4,871	406

	572,167	500,347	1,136,997	996,746

Income before taxes on income	93,633	67,914	182,713	131,145
Taxes on income	26,481	19,831	51,772	35,866

Net income	67,152	48,083	130,941	95,279

Other comprehensive income:
Foreign currency translation adjustments	(24,820)	43,393	(35,896)	67,434
Gains (losses) on derivatives qualifying as hedges	(473)	(385)	(187)	1,196
Pension and postretirement net liability adjustment	1,659	451	3,451	2,275

Comprehensive income	$43,518	$91,542	$98,309	$166,184

Net income per share — basic	$0.84	$0.61	$1.65	$1.21

Net income per share — diluted	$0.83	$0.60	$1.63	$1.20

Average number of shares outstanding — basic	79,188	78,352	78,978	78,273

Average number of shares outstanding — diluted	80,111	79,050	79,902	78,898

Dividends declared per share	$0.25	$0.25	$0.50	$0.50
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$130,941	$95,279
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	40,221	38,263
Deferred income taxes	(14,737)	7,165
Gain on disposal of assets	(1,845)	(1,487)
Equity based compensation	10,780	10,136
Changes in assets and liabilities:
Current receivables	(53,766)	(61,681)
Inventories	(30,384)	47,268
Current payables	58,580	(27,461)
Other assets	(21,818)	(18,142)
Other liabilities	9,668	(1,803)

Net cash provided by operations	127,640	87,537

Cash flows from investing activities:
Additions to property, plant and equipment	(37,013)	(18,545)
Purchase of investments	(2,444)	(1,882)
Termination / maturity of net investment hedge	1,668	(13,604)
Proceeds from disposal of assets	1,438	835

Net cash used in investing activities	(36,351)	(33,196)

Cash flows from financing activities:
Cash dividends paid to shareholders	(39,631)	(39,338)
Net change in bank borrowings and overdrafts	(33,637)	(25,878)
Proceeds from issuance of stock under stock-based compensation plans	14,674	1,507
Purchase of treasury stock	—	(1,967)

Net cash used in financing activities	(58,594)	(65,676)

Effect of exchange rate changes on cash and cash equivalents	(2,278)	(3,317)

Net change in cash and cash equivalents	30,417	(14,652)
Cash and cash equivalents at beginning of year	80,135	178,467

Cash and cash equivalents at end of period	$110,552	$163,815

Interest paid	$26,614	$40,436

Income taxes paid	$30,715	$24,002
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). These interim statements are unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and June 30 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. Recent Accounting Pronouncements:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3, on a gross basis rather than a net basis. These new disclosure requirements were effective for our first quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We did not have any such transfers into and out of Levels 1 and 2 during the three months and six months ended June 30, 2010. We are currently evaluating the full impact of this guidance, but do not expect it to have a material impact on the disclosures in our Consolidated Financial Statements in future filings.
Note 2. Reclassifications:
Certain reclassifications and revisions have been made to the prior years’ financial statements to conform to the 2010 presentation. During 2009, the Company revised its method of reporting Research and Development (R&D) credits to be properly reflected as a reduction in R&D expense versus a reduction in income tax expense. The R&D revision increased the income tax expense for the three months and six months ended June 30, 2009 in the amounts of $2.8 million and $3.7 million, respectively. The 2009 revisions had no impact on net income.
Reclassifications, including their impact, on the Consolidated Statement of Income for the three months and six months ended June 30, 2009 were as follows: Cost of goods sold increased $0.2 million and $0.3 million, respectively; R&D decreased $1.7 million and $3.7 million, respectively; and Selling and Administrative increased $1.5 million and $3.4 million, respectively.
Note 3. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2010	2009	2010	2009
Basic	79,188	78,352	78,978	78,273
Assumed dilution under stock plans	923	698	924	625

Diluted	80,111	79,050	79,902	78,898

Stock options and stock settled appreciation rights (“SSARs”) to purchase 249,000 shares and 1,913,000 shares were outstanding as of June 30, 2010 and June 30, 2009, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
We have issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of June 30, 2010 and 2009 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS was $0.4 million and $0.8 million during the three and six months ended June 30, 2010, respectively and $0.3 million and $0.6 million during the three and six months ended June 30, 2009, respectively.

Note 4. Restructuring and Other Charges:
The Company has completed its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the period-end estimates regarding the separation agreements, the Company increased its provision for severance costs by approximately $4 million in the first quarter of 2010. The balance of the restructuring charges in the first six months of 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe.
We expect to incur total costs related to this restructuring plan of approximately $31-$34 million, consisting primarily of $18 million of employee termination costs, $9-$12 million in plant shutdown and business transition costs and $4 million in accelerated depreciation of related fixed assets. The increase from our prior estimate reflects projected higher inventory write-offs and transition costs associated with a more complex operating environment, due to higher activity levels, and potential incremental pension settlement costs.
Since the third quarter of 2009, we have recorded total expenses of $24.0 million relating to this plan, of which $21.1 million was recorded to restructuring and other charges and $2.9 million recorded to costs of sales and research, selling and administrative expenses.
The balance of the employee-related liabilities is expected to be utilized by the end of 2011 as obligations are satisfied. Change in restructuring liabilities during the six months ended June 30, 2010 is as follows:

		Asset-
	Employee-	Related
	Related	and Other	Total
Balance December 31, 2009	$18,914	$—	$18,914
Additional charges	3,894	2,937	6,831
Payments and other costs	(3,493)	—	(3,493)
Non-cash charges	—	(2,937)	(2,937)

Balance June 30, 2010	$19,315	$—	$19,315

Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill by operating segment for both June 30, 2010 and December 31, 2009 is as follows:

(DOLLARS IN THOUSANDS)	Amount

Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2010	2009
Gross carrying value	$165,406	$165,406
Accumulated amortization	(113,536)	(110,458)

Total	$51,870	$54,948

Amortization expense for the three months ended June 30, 2010 and June 30, 2009 was $1.5 million. Amortization expense for the six months ended June 30, 2010 and June 30, 2009 was $3.1 million. Estimated annual amortization is $6 million for years 2010 through 2013 and $5 million for 2014.
Note 6. Comprehensive Income:
Changes in the Accumulated other comprehensive income loss (“AOCI”) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	(35,896)	(187)	3,451	(32,632)

Balance June 30, 2010	$(104,502)	$(2,928)	$(196,176)	$(303,606)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	67,434	1,196	2,275	70,905

Balance June 30, 2009	$(82,412)	$(2,636)	$(169,152)	$(254,200)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2010	December 31, 2009
Bank borrowings and overdrafts			$48,739	$76,780

Total current debt			48,739	76,780

Senior notes - 2007	6.38%	2017-27	500,000	500,000
Senior notes - 2006	6.06%	2011-16	325,000	325,000
Bank borrowings	0.41%	2012	75,143	75,166
Japanese Yen notes	2.81%	2011	20,525	19,614
Other			7	16
Deferred realized gains on interest rate swaps			13,925	14,953

Total long-term debt			934,600	934,749

Total debt			$983,339	$1,011,529

The estimated fair value at June 30, 2010 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $591 million and $360 million, respectively. The fair value of our Senior Notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at June 30, 2010 approximated the carrying value.

Note 8. Income Taxes:
As of June 30, 2010, we had $67 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.
We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2010, we had accrued $11 million of interest and penalties.
We have several tax audits in process and have open tax years with various significant taxing jurisdictions that range primarily from 2002 to 2009. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material adverse effect on our financial position, results of operations or cash flows. We review uncertain tax positions on an ongoing basis and related reserves are adjusted in light of changing facts and circumstances including the progress of tax audits.
The Company has historically utilized bank guarantees to collateralize tax exposures related to certain administrative proceedings. With the current turmoil in the credit markets, the Company may be precluded from securing similar forms of collateral for unrecognized tax benefits. If this situation occurs, the Company may be required to self-fund any future collateral obligations.
The effective tax rate for the three and six months ended June 30, 2010 was 28.3% compared with 29.2% and 27.3% for the comparable periods in 2009. The reduction in the effective tax rate in three months ended June 30, 2010 was mainly attributable to mix of earnings across the countries in which the company operates and lower relative repatriation costs. A lower effective tax rate on the restructuring charges also impacted the 2010 rate as compared to the three and six months ended June 30, 2009.
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
Principal assumptions used in applying the Binomial model for SSAR’s granted during the six months ended June 30, 2010 and June 30, 2009 were as follows:

	2010	2009
Weighted average fair value of SSAR’s granted during the period	$10.41	$6.99
Assumptions:
Risk-free interest rate	2.2%	2.5%
Expected volatility	29.8%	31.2%
Expected dividend yield	2.2%	3.3%
Expected life, in years	5	5
Termination rate	1.09%	0.91%
Exercise multiple	1.38	1.46

Stock option and SSAR activity for the six months ended June 30, 2010 was as follows:

		Weighted Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2009	2,228	$35.27
Exercised	(391)	$34.04
Cancelled	(6)	$43.13

Balance at March 31, 2010	1,831	$35.50

Granted	197	$44.92
Exercised	(173)	$32.27
Cancelled	(38)	$35.47

Balance at June 30, 2010	1,817	$36.82

RSU and PRS activity for the six months ended June 30, 2010 was as follows:

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	RSU	Value Per Share
Balance at December 31, 2009	978	$37.42
Cancelled	(2)	$41.16

Balance at March 31, 2010	976	$38.52

Granted	281	$45.95
Vested	(193)	$40.30
Cancelled	(12)	$38.15

Balance at June 30, 2010	1,052	$37.29

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	PRS	Value Per Share
Balance at December 31, 2009	498	$20.28
Granted	39	$22.90
Cancelled	(4)	$15.24

Balance at March 31, 2010	533	$20.52

Granted	174	$22.46
Vested	(180)	$25.89

Balance at June 30, 2010	527	$19.31

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Restricted stock and RSUs	$4,990	$4,736	$10,109	$8,824
Stock options and SSARs	329	641	671	1,312

Total equity compensation expense	$5,319	$5,377	$10,780	$10,136

Tax benefits associated with share-based compensation of $2.0 million and $4.0 million were recognized for the second quarter and first six months 2010, respectively, $1.7 million and $3.2 million for the second quarter and first six months 2009, respectively.

Note 10. Segment Information:
We are organized into two business segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2009 Form 10-K. We evaluate the performance of these segments, which we refer to as business units, based on operating profit before interest expense, other income (expense), net and income taxes.
The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other administrative expenses that are not allocated to individual business units.
Our reportable segment information was as follows:

	Three Months Ended June 30, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$304,323	$361,477	$—	$665,800

Operating profit	$64,507	$65,374	$(22,090)	$107,791

Interest expense				(12,051)
Other income (expense), net				(2,107)

Income before taxes on income				$93,633

	Three Months Ended June 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$269,768	$298,493	—	$568,261

Operating profit	$54,594	$37,743	$(8,807)	$83,530

Interest expense				(14,047)
Other income (expense), net				(1,569)

Income before taxes on income				$67,914

	Six Months Ended June 30, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$604,492	$715,218	$—	$1,319,710

Operating profit	$126,084	$121,389	$(35,102)	$212,371

Interest expense				(24,787)
Other income (expense), net				(4,871)

Income before taxes on income				$182,713

	Six Months Ended June 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$535,889	$592,002	$—	$1,127,891

Operating profit	$107,434	$74,535	$(16,590)	$165,379

Interest expense				(33,828)
Other income (expense), net				(406)

Income before taxes on income				$131,145

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2010 and 2009 were $158.1 million and $139.1 million, respectively and for the six months ended June 30, 2010 and 2009 were $309.0 million and $280.3 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2010 and 2009 were $507.7 million and $429.2 million, respectively and for the six months ended June 30, 2010 and 2009 were $1,010.7 million and $847.6 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 11. Retirement Benefits:
Pension expense included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$910	$1,180	$1,820	$2,360
Interest cost on projected benefit obligation	5,990	5,985	11,979	11,970
Expected return on plan assets	(6,042)	(6,042)	(12,084)	(12,084)
Net amortization and deferrals	1,812	1,584	3,624	3,168

Defined benefit plans	2,670	2,707	5,339	5,414
Defined contribution and other retirement plans	1,825	1,784	3,737	3,783

Total pension expense	$4,495	$4,491	$9,076	$9,197

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$2,637	$2,040	$5,194	$4,023
Interest cost on projected benefit obligation	8,601	7,136	17,012	14,272
Expected return on plan assets	(10,838)	(9,350)	(21,439)	(18,701)
Net amortization and deferrals	1,345	698	2,690	1,395
(Gain)/loss due to settlements and curtailments	30	—	63	—

Defined benefit plans	1,775	524	3,520	989
Defined contribution and other retirement plans	1,226	1,022	2,197	2,053

Total pension expense	$3,001	$1,546	$5,717	$3,042

During 2010, we may contribute an estimated $12 million to our U.S. pension plans and up to $16 million to our non-U.S. pension plans. In the three and six months ended June 30, 2010, no contributions were made to our qualified U.S. pension plan. In the three and six months ended June 30, 2010, $3.5 million and $7.8 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2010, no benefit payments were made with respect to our non-qualified U.S. pension plan.
The financial returns of our investment trusts during the first half of 2010 continue to be generally in line with the markets by asset class. We had little exposure to financial institution equities and had no direct investments in sub-prime related assets.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$410	$441	$820	$882
Interest on benefit obligation	1,643	1,556	3,286	3,112
Net amortization and deferrals	(489)	(565)	(978)	(1,130)

Total postretirement benefit expense	$1,564	$1,432	$3,128	$2,864

We expect to contribute $6 million to our postretirement benefit other than pension plans in 2010. In the three and six months ended June 30, 2010, $1.3 million and $2.6 million of contributions were made, respectively.

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
When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR (London InterBank Offer Rate) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The fair value of these liabilities, net was approximately $4.6 million at June 30, 2010. We do not have any instruments classified as Level 3.
The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2010.
Derivatives
We periodically enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans, foreign currency receivables and payables, and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.
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
In March 2010, we entered into three forward currency contracts which qualified as net investment hedges, in order to protect a portion of our net European investments from foreign currency risk. Two of these three forward currency contracts matured; one during the three months ended June 30, 2010 and the other during the three months ended March 31, 2010.
During the second quarter of 2010, we entered into four forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk.
During the second quarter of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect the currency risk associated with forecasted US Dollar (USD) denominated raw material purchases made by Euro (EUR) functional entities which result from changes in the EUR/USD exchange rate.

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value

Derivative assets (a)
Foreign currency contracts	$4.2	$5.1	$9.3
Interest rate swap	$0.1	$—	$0.1

	$4.3	$5.1	$9.4

Derivative liabilities (b)
Foreign currency contracts	$4.8	$1.6	$6.4

	December 31, 2009
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value

Derivative assets (a)
Foreign currency contracts	$—	$0.2	$0.2
Interest rate swap	$0.2	$—	$0.2

	$0.2	$0.2	$0.4

Derivative liabilities (b)
Foreign currency contracts	$4.5	$0.9	$5.4

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	All derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009 (in millions):

	Amount of Gain or (Loss)
	Recognized in Income on		Location of Gain
	Derivative		or (Loss)
Derivatives Not Designated as	For the three months		Recognized in
Hedging Instruments under	ended June 30,		Income on
ASC 815	2010	2009	Derivative

Foreign currency contract	$16.3	$4.1	Other (income) expense, net

	Amount of Gain or (Loss)
	Recognized in Income on		Location of Gain
	Derivative		or (Loss)
Derivatives Not Designated as	For the six months ended		Recognized in
Hedging Instruments under	June 30,		Income on
ASC 815	2010	2009	Derivative

Foreign currency contract	$14.4	$7.1	Other (income) expense, net
Most of these net gains offset any recognized losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009 (in millions):

				Amount of Gain or
	Amount of Gain or			(Loss) Reclassified
	(Loss) Recognized in			from Accumulated
	OCI on Derivative		Location of Gain or	OCI into Income
	(Effective Portion)		(Loss) Reclassified	(Effective Portion)
	For the three months		from Accumulated	For the three months
	ended June 30,		OCI into Income	ended June 30,
	2010	2009	(Effective Portion)	2010	2009
Derivatives in Cash Flow Hedging Relationships (*):

Cross currency swap (1)	$(0.5)	$(0.4)	Other (income) expense, net	$(0.3)	$(0.1)
Forward currency contract	$1.0	$—	Other (income) expense, net	$—	$—

Derivatives in Net Investment Hedging Relationships (*):

Forward currency contract	$4.2	$—	N/A	$—	$—

Total	$4.7	$(0.4)		$(0.3)	$(0.1)

				Amount of Gain or
	Amount of Gain or			(Loss) Reclassified
	(Loss) Recognized in			from Accumulated
	OCI on Derivative		Location of Gain or	OCI into Income
	(Effective Portion)		(Loss) Reclassified	(Effective Portion)
	For the six months		from Accumulated	For the six months
	ended June 30,		OCI into Income	ended June 30,
	2010	2009	(Effective Portion)	2010	2009

Derivatives in Cash Flow Hedging Relationships (*):

Cross currency swap (1)	$(0.2)	$1.2	Other (income) expense, net	$(0.6)	$(0.3)
Forward currency contract	$1.0	$—	Other (income) expense, net	$—	$—

Derivatives in Net Investment Hedging Relationships (*):

Forward currency contract	$4.8	$—	N/A	$—	$—

Total	$5.6	$1.2		$(0.6)	$(0.3)

(1)	Ten year swap executed in 2003

(*)	No ineffectiveness was experienced in the above noted cash flow hedge during the three and six months ended June 30, 2010. The ineffective portion of the net investment hedge was not material during the three and six months ended June 30, 2010.
Note 13. Commitments and Contingencies:
The Company accrues for contingencies related to litigation in accordance with ASC 450-20, “Loss Contingencies”, which requires the Company to assess contingencies to determine the degree of probability and range of possible loss. An estimated loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events. The Company regularly reviews contingencies to determine the adequacy of accruals. The amount of ultimate loss may differ from these estimates and further events may require the Company to increase the amounts it has accrued on any matter. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.
Popcorn Flavor Litigation
We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of fourteen actions involving 228 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During the six months ended June 30, 2010, there have been two new actions filed involving ten claimants and two actions involving four claimants have been settled for a net out-of-pocket amount which is not material to us including insurance recovery, and three other cases have been consolidated with other pending cases. In addition, 55 claimants were voluntarily dismissed from continuing cases based on a determination that their claims lacked merit.

At each balance sheet date, or more frequently as conditions warrant, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under insurance policies with respect to all these matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued are also based upon our historical experience with these claims, including claims which have been closed with no liability as well as claims settled to date. Settled claims, since the inception of the flavor-related claims, have not been material to us in any reporting period after giving effect to insurance recovery. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. We are not able to provide an amount or range of estimated loss in excess of the liability currently accrued at the balance sheet date as to asserted and unasserted claims because such estimate cannot reasonably be made.
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
Patent Claims
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances, Inc. was filed in U.S. District Court in the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability, asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortuous interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages and fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. The Company denies the allegations and will defend its position in Court.
We analyze our liability on a regular basis and accrue for litigation loss contingencies when they are probable and estimable. During the second quarter 2010, we recorded a provision related to this case which is reflected in Other Liabilities. The Company is unable to reasonably estimate the amount or realistic range of potential loss above its recorded liability, if any, that might result if the outcome of this matter is unfavorable. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claims, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or results of operations in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.

Environmental
Over the past approximately 20 years, various federal and state authorities and private parties have claimed that we are a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.
We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At June 30, 2010, we estimated our share of the total future costs for these sites to be less than $5 million.
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
The under-pinning of structural growth for the flavor and fragrance industry is population growth, an expanding middle class and technology. Changing social habits resulting from factors such as increases in personal income, leisure time, health and wellness and urbanization stimulate demand for consumer products utilizing flavors and fragrances. These developments also drive the creation and development of new molecules, technologies and/or solutions that facilitate and improve the end-use consumption of flavors and fragrances in consumer products.
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

The flavors and fragrances industry is impacted by macroeconomic factors in all product categories and geographic regions. Such factors include the impact of currency on the price of raw materials and operating costs, as well as on translation of reported results.
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
Operations
Comparison of Second Quarters of 2010 and 2009
Sales Commentary
Second quarter 2010 sales totaled $666 million, an increase of 17% from the prior year quarter. The significant growth (+17% in local currency (LC) terms) reflects higher volume in both businesses and continued strong success in driving new business, which accounted for approximately 40% of the LC sales growth. The higher volumes were driven by a recovery in demand, lower base period comparisons in the second quarter 2009, primarily in Fine Fragrances and Ingredients, and some element of re-stocking across both businesses.
On a reported basis, Flavors’ sales increased 13%; excluding the impact of foreign currency translation, sales for the Flavors business increased 11% from the prior year period. Two thirds of the improvement was driven by higher volume (including elements of re-stocking) with the balance due to net new wins. Solid LC growth was experienced across all product categories, led by Beverages. Double digit growth was seen in Europe, Africa and Middle East (EAME) and Greater Asia as a result of higher volumes and new business particularly in the Beverage, Savory, and Confectionery categories. Growth in both regions benefited from investments made last year to strengthen our commercial and development capabilities. Sales in North America were up 7% driven by higher volume in Confectionery and Beverages, partially offset by weakness in Dairy sales. Latin America had solid growth, up 4% in LC as volume recovery in Confectionery and Savory and new net wins more than offset the effects of non-strategic business lost in the second half of 2009.
Fragrance sales increased significantly, up 21% on a reported basis and 23% in LC terms. Approximately 60% of the improvement is due to increased volume, primarily in Fine Fragrance and Ingredients, with the balance attributable to new business. Volume gains are attributable to a bounce back in demand, mainly in Fine Fragrance and Ingredients, lower base period comparisons, and some elements of re-stocking. Overall, Fine and Beauty Care LC sales increased 37% versus last year, driven by new business that was supported by increased customer promotional activities, a recovery in demand, and low prior year sales levels. LC Functional Fragrance sales increased 12%, driven by continued strong fabric care performance. All regions delivered double-digit LC sales gains, led by EAME (Fine Fragrance and Ingredients) and Greater Asia (Functional Fragrance and Beauty Care).

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Second Quarter 2010 vs Second Quarter 2009
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	24%	10%	25%	19%	7%	13%

EAME	Reported	47%	5%	22%	23%	14%	20%
	Local Currency	55%	10%	29%	29%	18%	25%

Latin America	Reported	34%	7%	26%	19%	8%	15%
	Local Currency	31%	7%	27%	18%	4%	13%

Greater Asia	Reported	26%	24%	8%	21%	18%	19%
	Local Currency	23%	22%	7%	19%	12%	15%

Total	Reported	36%	11%	21%	21%	13%	17%
	Local Currency	37%	12%	24%	23%	11%	17%
•	North America Fine & Beauty Care sales growth was driven primarily by higher volume, weak year ago comparison levels, and some elements of re-stocking. The strong performance in Ingredients reflects broad-based volume gains and weak market conditions last year. The improvement in Functional Fragrance sales was driven by new wins in Home Care and Fabric Care categories. Flavors business’ growth was due to higher Confectionery, Savory and Beverage volume.
•	EAME showed strong sales gains across all categories, led by net new wins and demand recovery in Fine Fragrance and Ingredients as well as higher volume and new wins in EAME and Greater Asia for Flavors, notably within the Beverage, Savory, and Confectionery categories. Customer re-stocking also supported growth across most categories.
•	Latin America sales performance was driven by a strong recovery in Fine & Beauty Care and Ingredients and new wins and volume recovery in Confectionery and Savory for Flavors that more than offset the effects of non-strategic business lost last year.
•	Greater Asia delivered double-digit LC sales growth in all categories, except Ingredients, whose growth was 7%. Fine & Beauty Care gains were driven by new wins in Hair Care and Toiletries as well as demand recovery for Fine Fragrance off a weak prior year base. We continue to experience strong growth in Fabric and Personal Wash within Functional Fragrances while Flavor sales growth was driven by new product introductions and volume growth in Savory, Beverage and Confectionery.
While we believe that the impact of re-stocking is an important driver of year-over-year sales growth, it is not possible to specifically quantify the impact either in total or by category. We have, however, seen evidence that the benefit from this driver has slowed through the course of the second quarter of 2010.
Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three months
	ended June 30,
	2010	2009
Cost of goods sold	57.2%	59.9%
Research and development expenses	8.4%	7.8%
Selling and administrative expenses	18.0%	16.9%
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

Cost of goods sold, as a percentage of sales, decreased to 57.2% in 2010 compared to 59.9% during 2009. The improvement versus 2009 is principally attributable to favorable input costs, with the balance due to better absorption resulting from higher volumes and continued margin recovery efforts.
R&D expenses increased approximately $12 million from the prior year. The increase is due to higher incentive compensation accruals of $6 million, lower R&D credits of $2 million, and currency movements of $1 million. The remaining amount is due to targeted investments to support our strategic growth initiatives and lower prior period base comparison resulting from a significant curtailment in 2009 spend due to the prevailing economic crisis.
Selling and administrative expenses (S&A), as a percentage of sales, increased to 18.0% of sales compared to 16.9% of sales in the second quarter of 2009. Overall spending increased $23 million versus the prior year quarter mainly driven by higher provisions for incentive compensation of $12 million. The remainder of the increase is attributable to litigation related costs, investments and spending to support the higher level of business activity, unfavorable foreign currency movements and lower prior period base spending resulting from a significant curtailment in 2009 due to the prevailing economic crisis.
Interest Expense
In the second quarter of 2010, interest expense totaled $12.1 million compared to $14.0 million in 2009. The reduction is due to certain debt repayments of more than $210 million made during the second half of 2009 in connection with an advance prepayment of a Japanese Yen term loan and certain private placement loans. Average cost of debt was 4.8% for the 2010 period compared to 4.6% in 2009.
Other (Income) Expense, Net
Other expense of $2.1 million in the second quarter of 2010 increased $0.5 million versus other expense of $1.6 million in 2009, mainly due to higher losses on foreign exchange transactions compared to the prior year.
Income Taxes
The effective tax rate was 28.3% for the three months ended June 30, 2010 as compared to a rate of 29.2% in the prior year quarter. The reduction in the effective tax rate in 2010 was mainly attributable to mix of earnings across the countries in which the company operates and lower relative repatriation costs. A lower effective tax rate on the restructuring charges also impacted the 2010 rate.
Operating Results by Business Unit
We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
In the second quarter 2010, Flavors operating profit totaled $65 million, or 21.2% as a percentage of sales, compared to $55 million or 20.2% in 2009. The improvement in profitability was mainly driven by strong sales growth and associated absorption, favorable input costs and the continued efforts in our margin improvement initiatives. These improvements were partially offset by higher incentive compensation costs and investments in R&D.
Fragrances
Fragrance operating profit for the second quarter of 2010 was $65 million or 18.1%, as a percentage of sales, compared to $38 million or 12.6% reported in 2009. The improvement in profit was driven by higher volumes and lower input costs plus good cost leverage on R&D, selling and administrative expenses. The 2010 period includes $2 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint and higher incentive compensation expense. The restructuring charge in the second quarter of 2009 was $5 million. These improvements were partially offset by higher incentive compensation costs.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses for the second quarter were $22 million compared to $9 million during the second quarter of 2009. The increase is primarily due to higher incentive compensation accruals plus litigation related costs.
Comparison of First Six Months of 2010 and 2009
Sales Commentary
The first half 2010 sales totaled $1,320 million, an increase of 17% from the first half of 2009. The significant acceleration of growth (+15% in local currency (LC) terms) from the greater levels reported in the second half of 2009 reflects higher volumes in both businesses and continued strong success in driving new business with both new and existing customers, which accounted for more than 40% of the LC sales growth. The higher volumes were driven by recovery in demand, lower base period comparisons in the first half of 2009, primarily in Fine Fragrances, Ingredients, and Home Care, and some element of re-stocking across both businesses. Foreign currency movements added 2% to year-over-year sales growth in the first half of 2010.
On a reported basis Flavor sales increased 13%; excluding the impact of foreign currency translation, sales for the Flavors business increased 10% from the prior year period. Approximately 60% of the improvement was driven by higher volume (including some elements of re-stocking) with the remaining due to net new business. Solid growth was experienced across all product categories. Double digit LC growth was seen in EAME and Greater Asia as a result of higher volumes and new business particularly in the Beverage, Confectionery, and Savory categories. Growth in both regions benefited from investments made last year to strengthen our commercial and development capabilities. Sales in North America were up 3% due to higher volume and new business in Beverages and Confectionery. Latin America had solid growth, up 5% in LC as new wins and volume recovery in Confectionery and Savory more than offset the effects of non-strategic business lost in the second half of 2009.
Fragrance sales increased significantly, up 21% on a reported basis and 20% in LC terms. Approximately 55% of the improvement was driven by increased volume (including weak prior year base sales in Fine Fragrance and Ingredients), with the balance due to net new business. Volume gains is attributable to a bounce back in demand driven by increased customer promotional activities, mainly in Fine Fragrance, lower base period comparisons, and re-stocking decisions. Overall, Fine and Beauty Care LC sales increased 32% versus last year, driven new business, a recovery in demand, and low prior year activity levels. LC Functional Fragrance sales increased 11%, driven by continued strong Fabric Care and Home Care performance. All regions delivered double-digit LC sales gains, led by EAME (Fine Fragrance and Ingredients) and Greater Asia (Fine & Beauty Care and Functional).
Sales performance by region and product category in comparison to the first six months of the prior year in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales- Six Months 2010 vs 2009
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

North America	Reported	23%	5%	23%	16%	3%	9%

EAME	Reported	42%	8%	28%	24%	16%	21%
	Local Currency	42%	9%	29%	25%	15%	21%

Latin America	Reported	36%	7%	18%	18%	10%	15%
	Local Currency	31%	6%	18%	16%	5%	12%

Greater Asia	Reported	23%	28%	9%	23%	20%	21%
	Local Currency	21%	26%	8%	21%	13%	16%

Total	Reported	33%	12%	22%	21%	13%	17%
	Local Currency	32%	11%	23%	20%	10%	15%

•	North America Fine & Beauty sales growth was driven primarily by new wins, weak year ago comparison levels, and some elements of re-stocking. The strong performance in Ingredients reflects broad-based volume gains and weak market conditions last year. Functional Fragrance sales were up due to strong Personal Wash growth with a smaller contribution from Fabric Care volume. Beverages sales led the growth in the Flavors business, with Savory and Confectionery also showing strong performance.

•	EAME showed strong sales gains across most categories, led by net new wins and demand recovery in Fine Fragrance and Ingredients as well as higher volume and new wins for Flavors, notably within the Beverage category. Re-stocking also supported growth across most categories.

•	Latin America sales performance was driven by a strong recovery in Fine & Beauty Care, new wins in Fabric Care and Home Care categories, and new wins and volume recovery in Confectionery and Savory for Flavors that more than offset the effects of non-strategic business lost last year.

•	Greater Asia delivered double-digit LC sales growth in all categories, except Ingredients, whose growth was 8%. Fine & Beauty Care gains were driven by new wins in Hair Care and Toiletries as well as demand recovery for Fine Fragrance off a weak prior year base. We continue to experience strong growth in Fabric Care and Home Care within Functional Fragrances while Flavor sales growth was driven by new product introductions and volume growth mainly in Savory and Beverage.
While we believe that the impact of re-stocking is an important driver of year-over-year sales growth, it is not possible to specifically quantify the impact either in total or by category. We have, however, seen evidence that the benefit from this driver has slowed through the course of the second quarter of 2010.
Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Six months ended
	June 30,
	2010	2009
Cost of goods sold	57.9%	60.1%
Research and development expenses	8.2%	8.1%
Selling and administrative expenses	17.2%	16.7%
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
Cost of goods sold, as a percentage of sales, decreased to 57.9% in 2010 compared to 60.1% during 2009. The improvement in the first six months of 2010 versus the prior year period is mainly attributable to favorable input costs combined with better absorption resulting from higher volumes and continued margin recovery efforts. This improvement was partially offset by inventory write-offs and transition costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe.
R&D expenses increased approximately $17 million from the prior year. The increase is due to higher incentive compensation accruals of $9 million and lower R&D credits of $1 million. The remaining increase is due to higher basic research, targeted investments to support strategic growth initiatives, and lower prior period base comparison resulting from a significant curtailment in 2009 spend due to the prevailing economic crisis.
Selling and administrative expenses (S&A), as a percentage of sales, increased to 17.2% of sales compared to 16.7% for the first six months of 2009. Overall spending increased $39 million versus the prior year, mainly driven by higher provisions for incentive compensation of $21 million. The remaining variance is due to litigation related costs, planned investments to support growth, unfavorable foreign currency movements, and lower prior period base spending in 2009 due to the prevailing economic crisis.

Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.
The Company has completed its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the latest estimates regarding the separation agreements, the Company increased its provision for severance costs by approximately $4 million in the first quarter of 2010. The balance of the restructuring charges in the first six months of 2010 expense is mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe.

	Restructuring Charges
	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2010	2009	2010	2009
Flavors	$—	$(363)	$—	$(363)
Fragrances	1,843	4,849	6,831	4,849
Global	—	(382)	—	(382)

Total	$1,843	$4,104	$6,831	$4,104

Interest Expense
In the first six months of 2010, interest expense totaled $24.8 million compared to $33.8 million in 2009. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. The additional reduction versus 2009 reflects certain debt repayments of more than $210 million made during the second half of 2009 in connection with an advance prepayment of a Japanese Yen term loan and certain private placement loans. Average cost of debt was 4.9% for the 2010 period compared to 5.2% in 2009.
Other (Income) Expense, Net
Other expense of $4.9 million in the first six months of 2010 increased $4.5 million versus other expense of $0.4 million in 2009, mainly due to higher losses on foreign exchange transactions and losses recorded on our mark-to-market adjustments on the investments for the deferred compensation plans, compared to gains in the prior year.
Income Taxes
The effective tax rate was 28.3% for the six months ended June 30, 2010 as compared to a rate of 27.3% in the prior year. A lower effective tax rate on the restructuring charges had a greater relative impact on the 2010 rate due to the higher amounts recorded in 2009.
Operating Results by Business Unit
We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
In the first six months of 2010, Flavors operating profit totaled $126 million, or 20.9% as a percentage of sales, compared to $107 million or 20.0% in 2009. The improvement in profitability was mainly driven by strong sales growth and better absorption, improving input costs and the benefits of our cost control initiatives. These improvements were partially offset by targeted investments in R&D and higher incentive compensation costs.
Fragrances
Fragrance operating profit for the first six months of 2010 was $121 million or 17.0%, as a percentage of sales, compared to $75 million or 12.6% reported in 2009. The improvement in profit was driven by higher volumes and lower input costs plus benefits associated with cost reduction initiatives implemented last year. The 2010 period includes $7 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint compared to $5 million in the prior year period. Higher incentive compensation expense and lower R&D credits reduced operating profit in the first six months of 2010 compared to the prior year period.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses for the first six months were $35 million compared to $17 million during the first six months of 2009. The increase is primarily due to higher incentive compensation accruals plus litigation related costs.
Financial Condition
Cash and cash equivalents totaled $110.6 million at June 30, 2010 compared to $80.1 million at December 31, 2009. Working capital of $728.3 million at June 30, 2010 increased $84.7 million compared to $643.6 million at December 31, 2009. Additions to property, plant and equipment for the six month period ended June 30, 2010 totaled $37.0 million. Gross additions to property, plant and equipment are expected to approximate 4% of sales for the full year 2010.
Operating cash flows in the first six months of 2010 were an inflow of $127.6 million, compared to an inflow of $87.5 million in the prior year period. The improvement reflects higher earnings in the current year period combined with improvements in working capital management that began in the second half of 2009. The large improvement in core working capital was driven by accounts payable reflecting a more disciplined approach in our “purchase to pay” process and to a lesser extent due to higher purchasing activity. The improvement in receivables is primarily due to a reduction in our past due accounts, and to a lesser extent, geographical sales mix and average customer payment terms. These benefits were partially offset by the effect of higher sales activity. The change in our inventory in 2009 resulted from our planning process, improvement initiatives and a rebalancing of purchased due to reduced sales volume. In 2010 our inventory movement is mainly due to higher raw material purchases supporting the increased sales volume.
At June 30, 2010, we had $983 million of debt outstanding comparable to the $1,012 million outstanding at December 31, 2009.
In February 2009, we closed out the $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included in earnings as a component of interest expense during the first quarter of 2009.
The Company pays a quarterly cash dividend of $0.25 per share to shareholders, which was unchanged as of quarter end in both 2010 and 2009. We funded a single quarterly dividend payment in each of the first two quarters of 2010 and 2009. On July 27, 2010, the Company’s Board of Directors has authorized an 8% increase in the Company’s quarterly cash dividend to $0.27 per share from the previous quarterly rate of $.25 per share.
No shares were repurchased on the open market during the six months ended June 30, 2010.
The Company leverages its credit worthiness to collateralize tax exposures related to certain administrative proceedings. With the current turmoil in the credit markets, the Company may be precluded from securing similar forms of collateral for unrecognized tax benefits. If this situation occurs, the Company may be required to self-fund any future collateral obligations.
We continue to generate strong operating cash flows and our multi-year revolving credit agreement (the “Facility”) remains in place. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
As of June 30, 2010 we had total borrowings under the Facility of $122 million. The amount which we are able to draw down on under the Facility is limited by financial covenants as described in more detail below. At June 30, 2010 we had a remaining overall borrowing capacity of $729 million. However, our drawdown capacity on the facility was limited by our remaining lending capacity of $713 million at June 30, 2010.

The Facility contains the most restrictive covenants requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At June 30, 2010, we were in compliance with all financial and other covenants. At June 30, 2010 our Net Debt/ Adjusted EBITDA (1) was 1.76 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended June 30,
(In Millions)	2010	2009
Net income	$231.2	$202.0
Interest expense	52.8	71.0
Income taxes	97.0	49.1
Depreciation	74.2	68.1
Amortization	6.2	6.2
Specified items (1)	26.4	21.1

Adjusted EBITDA	$487.8	$417.5

(1)	Specified items for the 12 months ended June 30, 2010 of $26.4 million consist of restructuring charges ($21.0 million) and employee separation costs ($5.4 million). Specified items for the 12 months ended June 30, 2009 of $21.1 million consist principally of restructuring charges ($16.3 million) implementation costs related to our global shared services project ($2.1 million) and employee separation costs ($0.9 million).

	June 30,
(In Millions)	2010	2009
Total debt	$983.3	$1,214.3
Adjustments:
Deferred gain on interest rate swaps	(13.9)	(15.9)
Cash and cash equivalents	(110.6)	(163.8)

Net debt	$858.8	$1,034.6

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
Non-GAAP Financial Measures
The Company uses certain non-GAAP financial operating measures. For example, we exclude the effects of exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in the Company’s 2009 Form 10-K.
Item 1. Legal Proceedings
Popcorn Flavor Litigation.
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
In January 2004, the Court ruled that class action status was not warranted. As a result of this decision, each of the 47 plaintiff cases was to be tried separately. Subsequently, eight cases were tried to a verdict, four verdicts resulted for the plaintiffs and 4 verdicts resulted for the Company, all of which were appealed by the losing party. Subsequently all plaintiff cases related to the Benavides case, including those on appeal, were settled.
Fourteen actions based on similar claims of alleged respiratory illness due to workplace exposure to flavor ingredients are currently pending against the Company and other flavor suppliers and related companies.
In July 2004, the Company and another flavor supplier were named defendants, and subsequently 9 third and fourth party defendants were added, in a lawsuit by four former workers (and two spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois ( Batteese case). In August 2006, the Company and another flavor supplier were named defendants in a lawsuit by ten current and former employees of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County ( Arles case) and 1 former employees in the same Court ( Bowan case).
In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 57 current and former employees (plus 28 spousal loss of consortium claims) of two separate Marion, Ohio factories ( Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 17 current and former employees (plus six spousal loss of consortium claims) of a Marion, Ohio facility ( Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 35 current and former workers (plus 13 spousal loss of consortium claims) of two Marion, Ohio facilities ( Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against five companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana ( Yatsko case).
In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by nine current and former employees and the spouses of two such employees of a popcorn plant in Marion, Ohio ( Ferguson case) and the other by ten current and former employees and three spouses of such employees of the same plant ( Brown case). In August 2008, the Company and seven other flavor and material suppliers were named defendants in a lawsuit by nine plaintiffs (plus eight loss of consortium claims) in the Hamilton County Court of Common Pleas ( Auld case).
In September 2009, the Company, another flavor supplier and an employer were named as defendants in a law suit by the child of a worker at a Ridgeway, Illinois factory in an action brought in the Circuit Court of Cook County, Illinois ( Patton case). In December 2009, the Company, five other flavor manufacturers and five microwave popcorn manufacturers and distributors were named defendants in a lawsuit in the U.S. District Court for the Northern District of Iowa (and in an identical suit in case the Iowa suit was found to be an incorrect jurisdiction was filed in May 2010 in Superior Court of California, County of Los Angeles, Central District) by a consumer of microwave popcorn and her husband ( Daughetee case).

In January 2010, the Company was named as a defendant in a law suit by four former workers (and their spouses) at a Ridgeway, Illinois factory in an action brought in the U.S. District Court for the Southern district of Illinois ( Barker case). In May 2010, the Company and 36 other companies, many flavor and ingredient suppliers, were named defendants in a law suit by an employee (and his spouse) at a Forest park, Georgia food plant in an action brought in the State Court of Clayton County, Georgia ( Anderson case).
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
Patent Claims.
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances, Inc. was filed in U.S. District Court in the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability and asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. The Company denies the allegations and will defend its position in Court. The Company is unable to reasonably estimate the amount of loss, if any, related to this proceeding above its current accrual. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claim, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or financial results in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.
Environmental
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
(c) Issuer Purchases of Equity Securities
The Company has not purchased any shares during the second quarter of 2010.

Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares That May
	Shares	Price Paid	Announced	Yet Be Purchased
	Purchased	per Share	Program	Under the Program
April 1 – 30, 2010	—	—	—	—
May 1 – 31, 2010	—	—	—	—
June 1 – 30, 2010	—	—	—	—
Total shares purchased	—	—	—	—

Item 6. Exhibits

10.1
International Flavors & Fragrances Inc.’s 2010 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 9, 2010.

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: August 5, 2010	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: August 5, 2010	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1
International Flavors & Fragrances Inc.’s 2010 Stock Award and Incentive Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 9, 2010.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.