Form 10-Q
period 2010-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2010-11-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding as of October 22, 2010: 79,950,836

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$114,885	$80,135
Trade receivables	519,378	454,528
Allowance for doubtful accounts	(7,405)	(10,263)
Inventories:
Raw materials	267,479	228,999
Work in process	8,951	9,173
Finished goods	227,561	206,805

Total Inventories	503,991	444,977
Deferred income taxes	74,699	55,002
Prepaid expenses and other current assets	122,602	103,687

Total Current Assets	1,328,150	1,128,066

Property, plant and equipment, at cost	1,323,900	1,265,885
Accumulated depreciation	(818,227)	(764,592)

	505,673	501,293

Goodwill	665,582	665,582
Intangible assets, net	50,352	54,948
Deferred income taxes	140,441	129,720
Other assets	174,109	165,165

Total Assets	$2,864,307	$2,644,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$137,872	$76,780
Accounts payable	169,652	161,027
Accrued payroll and bonus	84,168	49,022
Accrued taxes on income	42,597	1,913
Dividends payable	21,576	19,786
Restructuring and other charges	5,839	18,914
Other current liabilities	181,893	157,012

Total Current Liabilities	643,597	484,454

Other Liabilities:
Long-term debt	810,719	934,749
Deferred gains	51,710	54,884
Retirement liabilities	242,744	240,950
Other liabilities	164,665	157,827

Total Other Liabilities	1,269,838	1,388,410

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of September 30, 2010 and December 31, 2009; and outstanding 79,923,153 and 79,157,393 shares as of September 30, 2010 and December 31, 2009	14,470	14,470
Capital in excess of par value	106,726	110,374
Retained earnings	2,485,785	2,339,205
Accumulated other comprehensive loss	(265,374)	(270,974)
Treasury stock, at cost — 35,838,687 shares as of September 30, 2010 and 36,604,447 shares as of December 31, 2009	(1,394,453)	(1,424,072)

Total Shareholders’ Equity	947,154	769,003

Noncontrolling interest	3,718	2,907

Total Shareholders’ Equity including noncontrolling interest	950,872	771,910

Total Liabilities and Shareholders’ Equity	$2,864,307	$2,644,774

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$673,283	$612,634	$1,992,993	$1,740,525

Cost of goods sold	388,235	363,780	1,152,737	1,041,692
Research and development expenses	53,214	49,392	161,688	140,971
Selling and administrative expenses	108,955	101,199	336,487	290,116
Restructuring and other charges	2,355	10,500	9,186	14,604
Interest expense	12,244	13,503	37,031	47,331
Other expense (income), net	2,097	(24)	6,967	383

	567,100	538,350	1,704,096	1,535,097

Income before taxes on income	106,183	74,284	288,897	205,428
Taxes on income	29,145	21,484	80,917	57,350

Net income	77,038	52,800	207,980	148,078

Other comprehensive income:
Foreign currency translation adjustments	42,055	5,161	5,412	72,595
Gains (losses) on derivatives qualifying as hedges	(5,848)	(853)	(5,288)	343
Pension and postretirement net liability adjustment	2,025	1,446	5,476	3,721

Comprehensive income	$115,270	$58,554	$213,580	$224,737

Net income per share — basic	$0.96	$0.67	$2.61	$1.88

Net income per share — diluted	$0.95	$0.66	$2.58	$1.86

Average number of shares outstanding — basic	79,357	78,491	79,078	78,346

Average number of shares outstanding — diluted	80,266	79,159	79,997	78,986

Dividends declared per share	$0.27	$0.25	$0.77	$0.75
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$207,980	$148,078
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	60,137	58,074
Deferred income taxes	(40,720)	2,421
Gain on disposal of assets	(2,960)	(2,366)
Equity based compensation	16,708	15,065
Changes in assets and liabilities:
Current receivables	(60,926)	(56,280)
Inventories	(53,155)	61,310
Current payables	92,841	15,647
Other assets	(22,224)	(40,219)
Other liabilities	10,644	(1,658)

Net cash provided by operations	208,325	200,072

Cash flows from investing activities:
Additions to property, plant and equipment	(53,597)	(29,755)
Purchase of investments	(3,592)	(3,288)
Termination / maturity of net investment hedges	1,668	(13,604)
Proceeds from disposal of assets	1,541	1,192

Net cash used in investing activities	(53,980)	(45,455)

Cash flows from financing activities:
Cash dividends paid to shareholders	(59,605)	(78,441)
Net change in bank borrowings and overdrafts	(76,086)	(48,318)
Repayments of long-term debt	—	(52,800)
Proceeds from issuance of stock under stock-based compensation plans	17,105	2,103
Purchase of treasury stock	—	(1,967)

Net cash used in financing activities	(118,586)	(179,423)

Effect of exchange rate changes on cash and cash equivalents	(1,009)	911

Net change in cash and cash equivalents	34,750	(23,895)
Cash and cash equivalents at beginning of year	80,135	178,467

Cash and cash equivalents at end of period	$114,885	$154,572

Interest paid	$53,086	$69,243

Income taxes paid	$45,882	$40,037
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and September 30 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. In the opinion of our management, all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods have been made.
Note 1. Recent Accounting Pronouncements:
In January 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance revising certain disclosure requirements concerning fair value measurements. The guidance requires an entity to disclose separately significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and to disclose the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. These new disclosure requirements were effective for our first quarter of 2010, except for the additional disclosure of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. We did not have any such transfers into and out of Levels 1 and 2 during the three months and nine months ended September 30, 2010. We are currently evaluating the full impact of this guidance, but we do not expect it to have a material impact on the disclosures in our Consolidated Financial Statements in future filings.
Note 2. Reclassifications:
Certain reclassifications and revisions have been made to the prior years’ financial statements to conform to the 2010 presentation. During 2009, the Company revised its method of reporting Research and Development (R&D) credits to be properly reflected as a reduction in R&D expense versus a reduction in income tax expense. The R&D revision increased the income tax expense for the three months and nine months ended September 30, 2009 in the amounts of $1.0 million and $4.7 million, respectively. The 2009 revisions had no impact on net income.
Reclassifications, including their impact, on the Consolidated Statement of Income for the three months and nine months ended September 30, 2009 were as follows: Cost of goods sold increased $0.1 million and $0.4 million, respectively; R&D decreased $1.8 million and $5.6 million, respectively; and Selling and Administrative increased $1.7 million and $5.2 million, respectively.
Note 3. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2010	2009	2010	2009
Basic	79,357	78,491	79,078	78,346
Assumed dilution under stock plans	909	668	919	640

Diluted	80,266	79,159	79,997	78,986

Stock options and stock settled appreciation rights (“SSARs”) to purchase 378,000 shares and 818,000 shares were outstanding as of September 30, 2010 and September 30, 2009, respectively, but were not included in the computation of diluted net income per share for the respective periods since the impact was anti-dilutive.
We have issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of September 30, 2010 and 2009 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS was $0.5 million and $1.3 million during the three and nine months ended September 30, 2010, respectively, and $0.3 million and $1.0 million during the three and nine months ended September 30, 2009, respectively.

Note 4. Restructuring and Other Charges:
The Company has completed its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the period-end estimates regarding the separation agreements, the Company increased its provision for severance costs by approximately $5 million in the first nine months of 2010. The balance of the restructuring charges in the first nine months of 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe. The Company ceased its operations at the Drogheda plant as of September 30, 2010. The Company is currently working with the Trustees of the pension plan regarding various aspects associated with the funding requirements for the plan, which it expects to conclude in the first quarter of 2011.
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
Including the third quarter of 2009, we have recorded total expenses of $29.9 million relating to this plan, of which $23.6 million was recorded to restructuring and other charges and $6.3 million recorded to costs of sales and research, selling and administrative expenses.
The balance of the employee-related liabilities is expected to be utilized by the end of 2011 as obligations are satisfied. Change in restructuring liabilities during the nine months ended September 30, 2010 is as follows:

		Asset-
	Employee-	Related
	Related	and Other	Total
Balance December 31, 2009	$18,914	$—	$18,914
Additional charges	4,938	4,248	9,186
Payments and other costs	(18,013)	(1,341)	(19,354)
Non-cash charges	—	(2,907)	(2,907)

Balance September 30, 2010	$5,839	$—	$5,839

Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill by operating segment for both September 30, 2010 and December 31, 2009 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2010	2009
Gross carrying value	$165,406	$165,406
Accumulated amortization	(115,054)	(110,458)

Total	$50,352	$54,948

Amortization expense for the three months ended September 30, 2010 and September 30, 2009 was $1.5 million. Amortization expense for the nine months ended September 30, 2010 and September 30, 2009 was $4.6 million. Estimated annual amortization is $6 million for years 2010 through 2013 and $5 million for 2014.
Note 6. Comprehensive Income:
Changes in the Accumulated other comprehensive income loss (“AOCI”) component of shareholders’ equity were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	5,412	(5,288)	5,476	5,600

Balance September 30, 2010	$(63,194)	$(8,029)	$(194,151)	$(265,374)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2008	$(149,846)	$(3,832)	$(171,427)	$(325,105)
Change	72,595	343	3,721	76,659

Balance September 30, 2009	$(77,251)	$(3,489)	$(167,706)	$(248,446)

Note 7. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2010	December 31, 2009
Bank borrowings and overdrafts			$37,872	$76,780
Current portion of long-term debt	5.96%		100,000	—

Total current debt			137,872	76,780

Senior notes — 2007	6.38%	2017-27	500,000	500,000
Senior notes — 2006	6.10%	2012-16	225,000	325,000
Bank borrowings	0.39%	2012	50,380	75,166
Japanese Yen notes	2.81%	2011	21,886	19,614
Other			8	16
Deferred realized gains on interest rate swaps			13,445	14,953

Total long-term debt			810,719	934,749

Total debt			$948,591	$1,011,529

The estimated fair value at September 30, 2010 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $614 million and $365 million, respectively. The fair value of our Senior Notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at September 30, 2010 approximated the carrying value.
Note 8. Income Taxes:
As of September 30, 2010, we had $69 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.
We have consistently recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2010, we had accrued $11 million of interest and penalties.
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
The effective tax rate for the three and nine months ended September 30, 2010 was 27.4% and 28.0%, respectively, compared with 28.9% and 27.9% for the comparable periods in 2009. The reduction in the effective tax rate in the three months ended September 30, 2010 was mainly attributable to mix of earnings across the countries in which the Company operates.
Note 9. Equity Compensation Plans:
We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSUs”), SSARs or stock options to purchase our common stock.
We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan award payouts are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each three-year LTIP cycle. Beginning with the LTIP 2007-2009 cycle and each three-year cycle thereafter, the targeted payout is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, the executive may receive a pro-rated payout for each LTIP cycle based on active service during such cycle.

Principal assumptions used in applying the Binomial model for SSAR’s granted during the nine months ended September 30, 2010 and September 30, 2009 were as follows:

	2010	2009
Weighted average fair value of SSAR’s granted during the period	$10.41	$7.08
Assumptions:
Risk-free interest rate	2.2%	2.5%
Expected volatility	29.8%	30.9%
Expected dividend yield	2.2%	3.2%
Expected life, in years	5	5
Termination rate	1.09%	0.91%
Exercise multiple	1.38	1.46
Stock option and SSAR activity for the nine months ended September 30, 2010 was as follows:

		Weighted Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2009	2,228	$35.27
Exercised	(391)	$34.04
Cancelled	(6)	$43.13

Balance at March 31, 2010	1,831	$35.50

Granted	197	$44.92
Exercised	(173)	$32.27
Cancelled	(38)	$35.47

Balance at June 30, 2010	1,817	$36.82

Exercised	(78)	$32.89

Balance at September 30, 2010	1,739	$37.00

RSU and PRS activity for the nine months ended September 30, 2010 was as follows:

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	RSU	Value Per Share
Balance at December 31, 2009	978	$37.42
Cancelled	(2)	$41.16

Balance at March 31, 2010	976	$38.52

Granted	281	$45.95
Vested	(193)	$40.30
Cancelled	(12)	$38.15

Balance at June 30, 2010	1,052	$37.29

Granted	24	$45.47
Vested	(1)	$36.33
Cancelled	(18)	$37.06

Balance at September 30, 2010	1,057	$37.49

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	PRS	Value Per Share
Balance at December 31, 2009	498	$20.28
Granted	39	$22.90
Cancelled	(4)	$15.24

Balance at March 31, 2010	533	$20.52

Granted	174	$22.46
Vested	(180)	$25.89

Balance at June 30, 2010	527	$19.31

Cancelled	(2)	$15.24

Balance at September 30, 2010	525	$19.32

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Restricted stock and RSUs	$5,530	$4,404	$15,639	$13,228
Stock options and SSARs	398	525	1,069	1,837

Total equity compensation expense	$5,928	$4,929	$16,708	$15,065

Tax benefits associated with share-based compensation of $2.1 million and $6.1 million were recognized for the third quarter and first nine months 2010, respectively, and $2.2 million and $5.4 million were recognized for the third quarter and first nine months 2009, respectively.
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
Our reportable segment information was as follows:

	Three Months Ended September 30, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$300,540	$372,743	$—	$673,283

Operating profit	$62,980	$68,611	$(11,067)	$120,524

Interest expense				(12,244)
Other income (expense), net				(2,097)

Income before taxes on income				$106,183

	Three Months Ended September 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$275,421	$337,213	$—	$612,634

Operating profit	$54,981	$47,268	$(14,486)	$87,763

Interest expense				(13,503)
Other income (expense), net				24

Income before taxes on income				$74,284

	Nine Months Ended September 30, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$905,032	$1,087,961	$—	$1,992,993

Operating profit	$189,064	$190,000	$(46,169)	$332,895

Interest expense				(37,031)
Other income (expense), net				(6,967)

Income before taxes on income				$288,897

	Nine Months Ended September 30, 2009
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$811,310	$929,215	$—	$1,740,525

Operating profit	$162,415	$121,803	$(31,076)	$253,142

Interest expense				(47,331)
Other income (expense), net				(383)

Income before taxes on income				$205,428

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2010 and 2009 were $166.2 million and $151.9 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $475.1 million and $432.2 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2010 and 2009 were $507.1 million and $460.7 million, respectively, and for the nine months ended September 30, 2010 and 2009 were $1,517.8 million and $1,308.3 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 11. Retirement Benefits:
Pension expense included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$1,016	$700	$2,836	$3,060
Interest cost on projected benefit obligation	6,164	5,794	18,143	17,764
Expected return on plan assets	(6,026)	(6,379)	(18,110)	(18,463)
Net amortization and deferrals	1,958	1,641	5,581	4,809

Defined benefit plans	3,112	1,756	8,450	7,170
Defined contribution and other retirement plans	1,742	1,699	5,479	5,482

Total pension expense	$4,854	$3,455	$13,929	$12,652

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$2,448	$2,012	$7,642	$6,035
Interest cost on projected benefit obligation	8,506	7,136	25,518	21,408
Expected return on plan assets	(10,710)	(9,351)	(32,149)	(28,052)
Net amortization and deferrals	1,345	697	4,034	2,092
(Gain)/loss due to settlements and curtailments	63	—	126	—

Defined benefit plans	1,652	494	5,171	1,483
Defined contribution and other retirement plans	985	1,211	3,182	3,264

Total pension expense	$2,637	$1,705	$8,353	$4,747

During 2010, we will contribute an estimated $12 million to our U.S. pension plans and up to $16 million to our non-U.S. pension plans. In the three and nine months ended September 30, 2010, no contributions were made to our qualified U.S. pension plan. In the three and nine months ended September 30, 2010, $3.4 million and $11.3 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2010, $1.5 million and $3.3 million of benefit payments were made with respect to our non-qualified U.S. pension plan.
The financial returns of our investment trusts during the third quarter and first nine months of 2010 continue to be generally in line with the markets by asset class. We had little exposure to financial institution equities and had no direct investments in sub-prime related assets.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2010	2009	2010	2009
Service cost for benefits earned	$410	$351	$1,230	$1,233
Interest on benefit obligation	1,643	1,513	4,929	4,625
Net amortization and deferrals	(489)	(379)	(1,467)	(1,509)

Total postretirement benefit expense	$1,564	$1,485	$4,692	$4,349

We expect to contribute approximately $6 million to our postretirement benefit other than pension plans in 2010. In the three and nine months ended September 30, 2010, $1.1 million and $3.7 million of contributions were made, respectively.

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
When available, we generally use quoted market prices to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 3.
The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2010.
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
In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (“TIBOR”) plus an interest markup. This swap was designated as a fair value hedge. Any amounts recognized in interest expense for both periods presented have been insignificant.
In February 2009, we paid $16 million to close out the $300 million U.S. Dollar (“USD”) LIBOR to European InterBank Offer Rate (“EURIBOR”) interest rate swap. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the nine months ended September 30, 2009.

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
During the nine months ended September 30, 2010, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of “Foreign currency translation adjustments” in the accompanying Consolidated Statement of Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Two of these forward currency contracts matured during the nine-month period ended September 30, 2010. The remaining outstanding foreign currency forward contacts for which we account for as net investment hedges have remaining maturities of less than one year.
During the second and third quarter of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted US Dollar (USD) denominated raw material purchases made by Euro (EUR) functional entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of “Gains (losses) on derivatives qualifying as hedges” in the accompanying Consolidated Statement of Income. Realized gains/(losses) remain in AOCI until the hedged item is recognized in earnings.
During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Any amounts recognized in interest expense have been insignificant for the three and nine months ended September 30, 2010.

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value

Derivative assets (a)
Foreign currency contracts	$—	$1.7	$1.7
Interest rate swaps	$0.4	$—	$0.4

	$0.4	$1.7	$2.1

Derivative liabilities (b)
Foreign currency contracts	$23.1	$3.7	$26.8

	December 31, 2009
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total Fair
	Instruments	Instruments	Value

Derivative assets (a)
Foreign currency contracts	$—	$0.2	$0.2
Interest rate swap	$0.2	$—	$0.2

	$0.2	$0.2	$0.4

Derivative liabilities (b)
Foreign currency contracts	$4.5	$0.9	$5.4

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	All derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009 (in millions):

	Amount of Gain or (Loss)
	Recognized in Income on		Location of Gain
	Derivative		or (Loss)
Derivatives Not Designated as	For the three months		Recognized in
Hedging Instruments under	ended September 30,		Income on
ASC 815	2010	2009	Derivative

Foreign currency contract	$(7.2)	$(11.0)	Other (income) expense, net

	Amount of Gain or (Loss)
	Recognized in Income on		Location of Gain
	Derivative		or (Loss)
Derivatives Not Designated as	For the nine months		Recognized in
Hedging Instruments under	ended September 30,		Income on
ASC 815	2010	2009	Derivative

Foreign currency contract	$7.2	$(3.8)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009 (in millions):

				Amount of Gain or
	Amount of Gain or			(Loss) Reclassified
	(Loss) Recognized in			from Accumulated
	OCI on Derivative		Location of Gain or	OCI into Income
	(Effective Portion)		(Loss) Reclassified	(Effective Portion)
	For the three months		from Accumulated	For the three months
	ended September 30,		OCI into Income	ended September 30,
	2010	2009	(Effective Portion)	2010	2009

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$(0.4)	$(0.9)	Other (income) expense, net	$(0.5)	$(0.2)
Forward currency contract	$(5.5)	$—	Cost of goods sold	$—	$—

Derivatives in Net Investment Hedging Relationships:

Forward currency contract	$(9.3)	$—	N/A	$—	$—

Total	$(15.2)	$(0.9)		$(0.5)	$(0.2)

				Amount of Gain or
	Amount of Gain or			(Loss) Reclassified
	(Loss) Recognized in			from Accumulated
	OCI on Derivative		Location of Gain or	OCI into Income
	(Effective Portion)		(Loss) Reclassified	(Effective Portion)
	For the nine months		from Accumulated	For the nine months
	ended September 30,		OCI into Income	ended September 30,
	2010	2009	(Effective Portion)	2010	2009

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$(0.6)	$0.3	Other (income) expense, net	$(1.1)	$(0.5)
Forward currency contract	$(4.7)	$—	Cost of goods sold	$—	$—

Derivatives in Net Investment Hedging Relationships:

Forward currency contract	$(6.2)	$—	N/A	$—	$—

Total	$(11.5)	$0.3		$(1.1)	$(0.5)

(1)	Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2010. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2010.
The Company expects approximately $4.6 million (net of tax), of derivative losses included in AOCI at September 30, 2010, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
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
Popcorn Flavor Litigation
We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of fourteen actions involving 227 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be specified until a much later time in the proceeding, if at all. During the nine months ended September 30, 2010, there have been three new actions filed involving eleven claimants and three actions involving five claimants have been settled for a net out-of-pocket amount which is not material to us after giving effect to insurance recovery, and three other cases have been consolidated with other pending cases. In addition, 56 claimants were voluntarily dismissed from continuing cases based on a determination that their claims lacked merit.
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
Patent Claims
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances, Inc. was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability, asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortuous interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages and fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. The Company denies the allegations and will defend its position in Court.
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
We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At September 30, 2010, we estimated our share of the total future costs for these sites to be less than $5 million.
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
Flavors and fragrances are generally:
•	created for the exclusive use by a specific customer;
•	sold in powder or liquid form, in amounts ranging from a few pounds to several tons, depending on the nature of the end product in which they are used;
•	a small percentage of the volume and cost of the end product sold to the consumer; and
•	a major factor in directing consumer preference for consumer packaged goods.
The flavors and fragrances industry is impacted by macroeconomic factors in all product categories and geographic regions. Such factors include the impact of currency on the price of raw materials and operating costs, as well as on translation of reported results.
In addition, IFF is susceptible to margin pressures due to customers’ cost improvement programs and input cost increases. However, these pressures can often be mitigated through a combination of product reformulation, sourcing strategies and material substitution, plus internal cost containment efforts, and the development of innovative and streamlined solutions and processes.
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

Operations
Comparison of Third Quarters of 2010 and 2009
Sales Commentary
Third quarter 2010 sales totaled $673 million, an increase of 10% from the prior year quarter. In local currency (LC) terms, sales grew by 13%, reflecting strong success from net new wins with customers combined with higher volumes in both businesses. Approximately 60% of the LC sales growth was attributable to our new win performance with the balance reflective of a recovery in demand and the underlying growth of our customers’ business.
On a reported basis, Flavors’ sales increased 9%; excluding the impact of foreign currency translation, LC sales for the Flavors business increased 10% from the prior year period. More than half of the improvement was driven by higher volume with the balance due to net new business with our customers. Solid LC growth was experienced across all product categories, led by Beverages and Confectionery which produced high-double digit gains. Regionally, the business benefited from double digit growth in Europe, Africa and Middle East (EAME) and Greater Asia (GA). The improvements in EAME were broad-based with LC growth at or slightly below double-digit levels with global, regional and local customers. All categories in EAME delivered double-digit LC growth, except Savory which delivered solid single-digit gains. GA growth was driven by strong double-digit gains with global customers combined with very good growth with local customers in key markets like India. Sales in North America were up 9% driven by higher volume in Beverage and Confectionery, partially offset by lower volume in certain Dairy sub-categories. Latin America had solid growth, up 7% in LC terms, driven by sales with global accounts, mainly in the Savory and Confectionery categories.
The Fragrance business continued its strong sales performance with year-over-year sales up 11% on a reported basis and 15% in LC terms. Approximately two-thirds of the improvement was due to net new business with our customers with the balance attributable to volume gains in Ingredients. All of the Fragrance categories except Fabric (which was impacted by strong growth in the year-ago period) and Personal Wash delivered double-digit LC gains, led by Fine Fragrance and Hair Care. Fine and Beauty Care LC sales increased 24% versus last year (accounting for more than half of the overall growth for the Fragrance Business), with new business accounting for more than two-thirds of the improvement and the balance reflecting volume gains in strategic accounts in Latin America and EAME. LC Functional Fragrance sales increased 6%, driven by new wins in all categories that more than offset volume erosion in Fabric and Personal Wash.
Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Third Quarter 2010 vs Third Quarter 2009
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	6%	0%	33%	11%	9%	10%

EAME	Reported	11%	-2%	0%	3%	4%	3%
	Local Currency	23%	7%	9%	13%	13%	13%

Latin America	Reported	55%	8%	11%	25%	8%	19%
	Local Currency	54%	8%	12%	25%	7%	18%

Greater Asia	Reported	27%	8%	15%	14%	14%	14%
	Local Currency	26%	7%	13%	13%	11%	12%

Total	Reported	20%	3%	12%	11%	9%	10%
	Local Currency	24%	6%	18%	15%	10%	13%
•	North America Fine & Beauty Care sales growth was driven entirely by new business wins with our customers. The strong performance in Ingredients reflects broad-based volume gains including re-stocking impacts and weak market conditions last year. Functional Fragrance sales were essentially flat versus last year as new business wins in all categories offset volume erosion. The Flavors business was led by growth in the Beverage and Confectionary categories.
•	EAME showed solid sales gains across all categories, led by new wins in Fine Fragrance, Hair Care and Fabric, double-digit growth in Beverage and Dairy, plus additional volume gains in Ingredients.

•	Latin America sales performance was driven by more than 50% growth in Fine & Beauty Care (reflecting both net new wins and good growth in our customers’ business), solid growth in Functional plus demand recovery in Ingredients. Flavors growth was led by continued gains within our Confectionery and Savory categories.
•	Greater Asia delivered double-digit LC sales growth in all categories except Functional Fragrance (which experienced exceptionally strong growth in the year-ago period). New business wins, primarily in Fabric and Personal Wash were partially offset by isolated erosion in Fabric. Our Flavor business continues to deliver strong sales growth driven by gains with both global and local accounts in key growth markets. The improvement was strongest within the Beverage and Confectionary categories.
Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three months ended
	September 30,
	2010	2009
Cost of goods sold	57.7%	59.4%
Research and development expenses	7.9%	8.1%
Selling and administrative expenses	16.2%	16.5%
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
Cost of goods sold, as a percentage of sales, decreased 170 basis points in 2010 compared to 2009. The improvement versus last year reflects a stronger sales mix, more favorable input costs and ongoing margin recovery efforts in both businesses. This improvement was partially offset by inventory write-offs and transition costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe.
R&D expenses increased approximately $4 million from the prior year quarter. The increase was due to additional provisions for incentive compensation expense, targeted investments to support our strategic growth initiatives, and higher current year activity levels (including the effects of some curtailments in 2009 spend), which were partially offset by favorable currency impacts and somewhat higher excess tax credits.
Selling and administrative expenses (S&A), as a percentage of sales, decreased slightly to 16.2% versus 16.5% last year. Overall spending increased $8 million versus the prior year quarter, mainly driven by higher provisions for incentive compensation of $6 million; $4 million related to contingency provisions and fees, higher pension costs plus select investments and spending to support the higher level of business activity. These factors were partially offset by favorable foreign currency movements and the inclusion in the 2009 period of approximately $5 million of costs related to the change in CEO.
Interest Expense
In the third quarter of 2010, interest expense totaled $12.2 million compared to $13.5 million in 2009. The reduction was due to debt repayments of more than $210 million made during the second half of 2009. Average cost of debt was 5.1% for the 2010 period compared to 4.6% in 2009.
Other (Income) Expense, Net
Other expense was $2 million in the third quarter of 2010 versus a de minimis amount of other income in 2009. The change was mainly due to higher losses on foreign exchange transactions.

Income Taxes
The effective tax rate was 27.4% for the three months ended September 30, 2010 as compared to a rate of 28.9% in the prior year quarter. The reduction in the effective tax rate in 2010 was mainly attributable to mix of earnings across the countries in which the company operates.
Operating Results by Business Unit
We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
In the third quarter 2010, Flavors operating profit totaled $63 million, or 21.0% as a percentage of sales, compared to $55 million or 20.0% in 2009. The improvement in profitability was mainly driven by strong sales growth and related absorption, favorable input costs, stronger sales mix and continuing margin improvement initiatives. These improvements were partially offset by higher incentive compensation costs and investments in business development.
Fragrances
Fragrance operating profit for the third quarter of 2010 was $69 million or 18.4% as a percentage of sales, compared to $47 million or 14.0% reported in 2009. The 2010 period included $2.4 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint compared to $10.5 million in the third quarter of 2009. Excluding restructuring charges in each period, operating profit increased $13 million to $71 million (19.0% of sales) versus $58 million (17.1% of sales) during 2009. The improvement in profit was driven by higher volumes, ongoing profit improvement initiatives, good cost leverage on R&D and S&A expenses, favorable sales mix and favorable input costs. These improvements were partially offset by higher incentive compensation costs and inventory write-offs and transition costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses for the third quarter were $11 million compared to $14 million during the third quarter of 2009. The decline reflects $5.4 million of costs associated with the change in CEO during the 2009 period partially offset by higher incentive compensation accruals and litigation related costs.
Comparison of First Nine Months of 2010 and 2009
Sales Commentary
Sales for the first nine months of 2010 totaled $1.99 billion, an increase of 15% from the first nine months of 2009. The significant acceleration of growth (+14% in LC terms) reflects higher volumes and stronger sales mix for both businesses combined with good commercial performance, which accounted for almost half of the LC sales gains. The higher volumes were driven by a broad-based recovery in demand (including some effect of re-stocking) and lower base period comparisons in 2009 (primarily in Fine Fragrances, Ingredients, and Home Care). Foreign currency movements had only a minor impact on year-over-year sales growth in the first nine months of 2010.
On a reported basis Flavor sales increased 12%; excluding the impact of foreign currency translation, LC sales for the Flavors business increased 10% from the prior year period. More than half of the improvement was driven by higher volume (including some elements of re-stocking) with the remaining due to net new business. Solid growth was experienced across all product categories, led by double-digit LC growth in EAME and GA as a result of higher volumes and net new business particularly in the Beverage, Confectionery, and Savory categories. Growth in both regions benefited from investments made last year to strengthen our commercial and development capabilities. Sales in North America were up 5% due to higher volume and net new business in Beverages and Confectionery. Latin America had solid growth, up 6% in LC as new business wins and volume recovery in Confectionery and Savory more than offset the effects of non-strategic business lost last year. Overall growth is being led by solid double-digit growth rates in emerging markets.

Fragrance sales increased significantly, up 17% on a reported basis and 18% in LC terms. The improvement was driven equally by net new wins with our customers and increased volume (including weak prior year base sales in Fine Fragrance and Ingredients). The volume gains reflect a bounce back in demand supported by increased customer promotional activities, mainly in Fine Fragrance, lower base period comparisons, and re-stocking. Overall, Fine and Beauty Care LC sales increased 29% versus last year, driven by significant gains in new business wins, a recovery in demand (including effects of re-stocking), and low prior year activity levels. LC Functional Fragrance sales increased 9%, driven by double-digit gains in Fabric and Home Care. Ingredient sales increased 21% driven by a recovery in demand, weaker year-ago activity and customer success within certain specialty grades. All regions delivered double-digit LC sales gains, led by EAME and Latin America (Fine Fragrance and Ingredients) as well as GA (Fine & Beauty Care and Functional). Overall growth was well-balanced, with the rate of LC gains in emerging markets somewhat out-performing developed markets.
Sales performance by region and product category in comparison to the first nine months of the prior year in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales- Nine Months 2010 vs 2009
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	16%	3%	27%	14%	5%	9%

EAME	Reported	30%	5%	17%	16%	12%	15%
	Local Currency	35%	8%	22%	21%	14%	18%

Latin America	Reported	42%	7%	15%	21%	10%	17%
	Local Currency	38%	7%	16%	19%	6%	14%

Greater Asia	Reported	25%	21%	11%	20%	18%	19%
	Local Currency	23%	19%	10%	18%	12%	15%

Total	Reported	28%	9%	19%	17%	12%	15%
	Local Currency	29%	9%	21%	18%	10%	14%
•	North America Fine & Beauty sales growth was driven by volume growth in Fine Fragrance associated with general demand recovery (including some elements of re-stocking) as well as weaker year ago comparison levels (mostly in the first half of the year) combined with good market success for new business wins. The strong performance in Ingredients reflects broad-based volume gains, re-stocking and weak market conditions last year. Functional Fragrance sales increased as good win performance across all segments more than offset sales erosion in Fabric and Home Care. The net gain was strongest within the Personal Wash segment. Beverages sales led the growth in the Flavors business, followed by Confectionery and Savory.
•	EAME delivered strong sales gains across all categories, led by net new business wins and demand recovery in Fine Fragrance, Ingredients and Fabric plus higher volume and new wins for Flavors, notably within the Beverage category. Re-stocking also supported growth across most categories.
•	Latin America sales performance was driven by a general recovery in demand and new business wins in Fine & Beauty, Confectionery and Savory categories that more than offset the effect of non-strategic business lost last year. The Functional Fragrance category improvement benefited from both new business wins and volume recovery in Fabric Care and Home Care.
•	GA delivered double-digit LC sales growth in all categories, except Ingredients. Fine & Beauty Care gains were driven by new business wins and demand recovery in Hair Care and Toiletries. Fine Fragrance also benefited from demand recovery and a weaker prior year base. Within Functional Fragrances, Fabric, Home Care and Personal Wash all achieved double-digit gains reflecting both strong commercial performance and solid demand growth. Flavor sales growth was driven by new product introductions and volume growth mainly in Savory and Beverage, with all categories producing double-digit gains.
While we believe that the impact of re-stocking is impacting year-over-year sales growth, it is not possible to specifically quantify the impact either in total or by category. We have, however, seen evidence that the benefit from this driver has continued to lessen during the course of the third quarter of 2010.

Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Nine months ended
	September 30,
	2010	2009
Cost of goods sold	57.8%	59.8%
Research and development expenses	8.1%	8.1%
Selling and administrative expenses	16.9%	16.7%
Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. R&D expenses are for the development of new materials and delivery systems, new flavor and fragrance compounds, technical product support, compliance with governmental regulations, and help in maintaining relationships with customers who are often dependent on technological advances. S&A expenses support our sales and operating levels.
Cost of goods sold, as a percentage of sales, decreased to 57.8% in 2010 compared to 59.8% during 2009. The improvement in the first nine months of 2010 versus the prior year period reflects favorable input costs, a stronger sales mix combined with better absorption resulting from higher volumes, and continued margin recovery efforts. This improvement was partially offset by inventory write-offs and transition costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe.
R&D expenses increased approximately $21 million from the prior year. The increase was due to higher incentive compensation accruals of $11 million with the remaining increase due to higher basic research, targeted investments to support strategic growth initiatives, and lower prior period base comparison resulting from some curtailment in 2009 spend due to the then prevailing economic crisis.
S&A expenses, as a percentage of sales, increased slightly to 16.9% of sales compared to 16.7% for the first nine months of 2009. Overall spending increased $46 million versus the prior year, mainly driven by higher provisions for incentive compensation of $27 million. The remaining variance was due to planned investments and volume related activity to support growth, contingency related costs and fees, and lower prior period base spending in 2009 due to the prevailing economic crisis. The 2009 results include approximately $6 million of severance and related costs, primarily associated with the change in CEO.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.
Company has completed its previously announced negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location. Based upon the latest estimates regarding the separation agreements, the Company increased its provision for severance costs by approximately $5 million in the first nine months of 2010. The balance of the restructuring charges in the first nine months of 2010 expense was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrance and Ingredients operations in Europe. The Company ceased its operations at the Drogheda plant as of September 30, 2010. The Company is currently working with the Trustees of the pension plan regarding various aspects associated with the funding requirements for the plan, which it expects to conclude in the first quarter of 2011.

	Restructuring Charges
	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2010	2009	2010	2009
Flavors	$—	$—	$—	$(363)
Fragrances	2,355	10,500	9,186	15,349
Global	—	—	—	(382)

Total	$2,355	$10,500	$9,186	$14,604

Interest Expense
In the first nine months of 2010, interest expense totaled $37 million compared to $47 million in 2009. The 2009 amount includes $4 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. The additional reduction versus 2009 reflects certain debt repayments of more than $210 million made during the second half of 2009. Average cost of debt was 5.0% for the 2010 period compared to 5.2% in 2009.
Other (Income) Expense, Net
Other expense of $7 million in the first nine months of 2010 increased significantly versus other expense of $0.4 million in 2009, driven mainly by losses on foreign exchange transactions with the balance principally attributable to higher provisions for minority interest in consolidated subsidiaries.
Income Taxes
The effective tax rate of 28% for the nine months ended September 30, 2010 was essentially unchanged compared to the prior year.
Operating Results by Business Unit
We evaluate the performance of business units based on operating profit before interest expense, other income (expense), net and income taxes. See Note 10 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
In the first nine months of 2010, Flavors operating profit totaled $189 million, or 20.9% as a percentage of sales, compared to $162 million or 20.0% in 2009. The improvement in profitability was mainly driven by strong sales growth and better absorption, improving input costs, stronger sales mix, and the benefits of our margin improvement initiatives. These improvements were partially offset by targeted investments in business development and higher incentive compensation costs.
Fragrances
Fragrance operating profit for the first nine months of 2010 was $190 million, or 17.5% as a percentage of sales, compared to $122 million or 13.1% reported in 2009. The 2010 period includes $9 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint compared to $15 million in the prior year period. Excluding restructuring charges in each period, operating profit increased more than $60 million to $199 million (18.3% of sales) versus $137 million (14.8% of sales) during 2009. The improvement in profit was driven by higher volumes, strong sales mix, positive cost leverage, favorable input costs and the benefits of ongoing profit improvement initiatives. Higher incentive compensation expense, inventory write-offs and transition costs associated with the rationalization of our Fragrance and Ingredients’ operations in Europe and lower R&D credits reduced operating profit in the first nine months of 2010 compared to the prior year period.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses for the first nine months were $46 million compared to $31 million during the first nine months of 2009. The increase is primarily due to higher incentive compensation accruals plus litigation related costs. The 2009 results include approximately $6 million of severance and related costs, primarily associated with the change in CEO.

Financial Condition
Cash and cash equivalents totaled $114.9 million at September 30, 2010 compared to $80.1 million at December 31, 2009. Working capital of $684.6 million at September 30, 2010 increased $41.0 million compared to $643.6 million at December 31, 2009. Additions to property, plant and equipment for the nine month period ended September 30, 2010 totaled $53.6 million. Gross additions to property, plant and equipment are expected to approximate 4% of sales for the full year 2010.
Operating cash flows in the first nine months of 2010 were an inflow of $208 million, compared to an inflow of $200 million in the prior year period. The improvement reflects higher earnings in the current year period combined with improvements in working capital efficiency that began in the second half of 2009. These positive drivers were partially offset by the effects of higher commercial activity on receivables and inventory. The improvement in core working capital (receivables + inventory — payables) was led by a more disciplined approach in our “purchase to pay” process, higher accruals for bonuses and taxes payable as well as a reduction in our past due accounts. Partially offsetting these items was a higher level of inventory in 2010 that was needed to assure service levels during this period of accelerated growth; compared to inventory reductions that were realized during 2009 in the face of weaker demand.
At September 30, 2010, we had $949 million of debt outstanding compared to the $1,012 million outstanding at December 31, 2009.
In February 2009, we closed out a $300 million USD London InterBank Offer Rate (LIBOR) to European InterBank Offer Rate (EURIBOR) interest rate swap for $16 million, of which a $12 million loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included in earnings as a component of interest expense during the first quarter of 2009.
On July 27, 2010, the Company’s Board of Directors has authorized an 8% increase in the Company’s quarterly cash dividend to $0.27 per share from the previous quarterly rate of $0.25 per share. We funded a single quarterly dividend payment in each of the first three quarters of 2010 whereas we funded four quarters during the first three quarters of 2009.
No shares were repurchased on the open market during the nine months ended September 30, 2010.
The Company leverages its credit worthiness to collateralize tax exposures related to certain administrative proceedings. With the current turmoil in the credit markets, the Company may be precluded from securing similar forms of collateral for unrecognized tax benefits. If this situation occurs, the Company may be required to self-fund any future collateral obligations.
We continued to generate strong operating cash flows and our multi-year revolving credit agreement (the “Facility”) remains in place. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
As of September 30, 2010 we had total borrowings under the Facility of $84.3 million. The amount which we are able to draw down on under the Facility is limited by financial covenants as described in more detail below. At September 30, 2010 we had a remaining overall borrowing capacity of $821.0 million. However, our drawdown capacity on the Facility was limited to $818.4 million based on existing balances outstanding under the Facility at September 30, 2010.
The Facility contains the most restrictive covenants of our debt instruments, requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At September 30, 2010, we were in compliance with all financial and other covenants. At September 30, 2010 our Net Debt/ Adjusted EBITDA (1) was 1.62 to 1 as defined by the debt agreements, well below the financial covenants of our existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute a default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	12 Months Ended September 30,
(In Millions)	2010	2009
Net income	$255.4	$197.1
Interest expense	51.5	66.5
Income taxes	104.6	48.0
Depreciation	74.5	67.9
Amortization	6.1	6.2
Specified items (1)	12.9	35.0

Adjusted EBITDA	$505.0	$420.7

(1)	Specified items for the 12 months ended September 30, 2010 of $12.9 million consist of restructuring charges. Specified items for the 12 months ended September 30, 2009 of $35 million consist principally of restructuring charges ($28.6 million) and employee separation costs ($6.3 million).

	September 30,
(In Millions)	2010	2009
Total debt	$948.6	$1,157.6
Adjustments:
Deferred gain on interest rate swaps	(13.4)	(15.4)
Cash and cash equivalents	(114.9)	(154.6)

Net debt	$820.3	$987.6

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
Non-GAAP Financial Measures
In certain instances we present financial results excluding the effect of restructuring charges and separation costs. In addition, in certain instances, we exclude the effects of foreign exchange rate fluctuations when discussing our historical performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts. We compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business. For purpose of reporting these actions, Bush Boake Allen, Inc. (“BBA”), a wholly-owned subsidiary of IFF, and/or IFF are referred to as the “Company.”
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
In July 2004, the Company and another flavor supplier were named defendants, and subsequently 9 third and fourth party defendants were added, in a lawsuit by four former workers (and two spouses for loss of consortium) at a Ridgeway, Illinois factory in an action brought in the Circuit Court for the Second Judicial Circuit, Gallatin County, Illinois (Batteese case). In August 2006, the Company and another flavor supplier were named defendants in a lawsuit by ten current and former employees of the Gilster-Mary Lee facility in Jasper, Missouri in the Missouri Circuit Court of Jasper County (Arles case) and 1 former employees in the same Court (Bowan case).
In January 2007, the Company and another flavor supplier were named defendants in a lawsuit in Hamilton County, Ohio Court of Common Pleas by 56 current and former employees (plus 28 spousal loss of consortium claims) of two separate Marion, Ohio factories (Aldrich case). In June 2007, the Company and another flavor supplier were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 17 current and former employees (plus six spousal loss of consortium claims) of a Marion, Ohio facility (Arnold case). In July 2007, the Company and another flavor manufacturer were named defendants in a lawsuit filed in Hamilton County, Ohio Court of Common Pleas by 35 current and former workers (plus 13 spousal loss of consortium claims) of two Marion, Ohio facilities (Adamson case). In July 2007, the Company was joined as a defendant in a case filed in June 2005 against five companies and a trade association in the 8th Judicial District Court of Montana by the widow of the former owner/operator of a popcorn business in Montana (Yatsko case). This case was settled in September 2010.
In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by nine current and former employees and the spouses of two such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by ten current and former employees and three spouses of such employees of the same plant (Brown case). In August 2008, the Company and seven other flavor and material suppliers were named defendants in a lawsuit by nine plaintiffs (plus eight loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case).
In September 2009, the Company, another flavor supplier and an employer were named as defendants in a law suit by the child of a worker at a Ridgeway, Illinois factory in an action brought in the Circuit Court of Cook County, Illinois, but which is being transferred to the Gallatin County, Illinois Circuit Court (Patton case). In December 2009, the Company, five other flavor manufacturers and five microwave popcorn manufacturers and distributors were named defendants in a lawsuit in the U.S. District Court for the Northern District of Iowa (and in an identical suit in case the Iowa suit was found to be an incorrect jurisdiction was filed in May 2010 in Superior Court of California, County of Los Angeles, Central District) by a consumer of microwave popcorn and her husband (Daughetee case).

In January 2010, the Company was named as a defendant in a law suit by four former workers (and their spouses) at a Ridgeway, Illinois factory in an action brought in the U.S. District Court for the Southern district of Illinois (Barker case). In May 2010, the Company and 36 other companies, many flavor and ingredient suppliers, were named defendants in a law suit by an employee (and his spouse) at a Forest Park, Georgia food plant in an action brought in the State Court of Clayton County, Georgia (Anderson case). In September 2010, the Company and 28 other companies, many flavor and flavor ingredient suppliers, were named defendants in a law suit by an employee of a series of companies alleged to have purchased products from the defendants in an action brought in the Boone County Circuit Court in Kentucky (Geyman case).
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
At each balance sheet date, or more frequently as conditions warrant, the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and an independently developed model for assessing insurance deductible amounts with respect to all these matters. While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operation or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 13 of the Notes to the Consolidated Financial Statements.
Patent Claims.
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances, Inc. was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability and asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. The Company denies the allegations and will defend its position in Court. The Company is unable to reasonably estimate the amount of loss, if any, related to this proceeding above its current accrual. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claim, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or financial results in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
(c) Issuer Purchases of Equity Securities
The Company has not purchased any shares during the third quarter of 2010.

Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares That May
	Shares	Price Paid	Announced	Yet Be Purchased
	Purchased	per Share	Program	Under the Program
July 1 - 31, 2010	—	—	—	—
August 1 - 31, 2010	—	—	—	—
September 1 - 30, 2010	—	—	—	—
Total shares purchased	—	—	—	—

Item 6. Exhibits

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 4, 2010	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: November 4, 2010	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.