Form 10-Q
period 2011-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2011-05-10
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Number of shares outstanding as of April 21, 2011: 80,385,313

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$111,970	$131,332
Trade receivables	526,395	458,128
Allowance for doubtful accounts	(6,317)	(6,324)
Inventories: Raw materials	286,744	270,191
Work in process	9,455	6,211
Finished goods	263,351	255,273

Total Inventories	559,550	531,675
Deferred income taxes	58,573	74,160
Prepaid expenses and other current assets	137,448	136,224

Total Current Assets	1,387,619	1,325,195

Property, plant and equipment, at cost	1,372,848	1,344,883
Accumulated depreciation	(821,766)	(806,765)

	551,082	538,118

Goodwill	665,582	665,582
Other intangible assets, net	47,317	48,834
Deferred income taxes	120,793	122,800
Other assets	174,153	171,926

Total Assets	$2,946,546	$2,872,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$185,108	$133,899
Accounts payable	185,205	200,153
Accrued payroll and bonus	40,514	95,135
Dividends payable	21,733	21,657
Restructuring and other charges	2,781	3,977
Other current liabilities	198,631	206,130

Total Current Liabilities	633,972	660,951

Long-term debt	786,980	787,668
Deferred gains	50,160	50,917
Retirement liabilities	222,905	221,985
Other liabilities	149,683	147,779

Total Other Liabilities	1,209,728	1,208,349

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2011 and December 31, 2010; and outstanding 80,357,478 and 80,210,365 shares as of March 31, 2011 and December 31, 2010	14,470	14,470
Capital in excess of par value	125,448	123,809
Retained earnings	2,582,057	2,519,706
Accumulated other comprehensive loss	(245,914)	(275,351)
Treasury stock, at cost — 35,404,362 shares as of March 31, 2011 and 35,551,475 shares as of December 31, 2010	(1,377,499)	(1,383,212)

Total Shareholders’ Equity	1,098,562	999,422

Noncontrolling interest	4,284	3,733

Total Shareholders’ Equity including noncontrolling interest	1,102,846	1,003,155

Total Liabilities and Shareholders’ Equity	$2,946,546	$2,872,455

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$714,271	$653,909

Cost of goods sold	416,811	383,702
Research and development expenses	57,456	52,631
Selling and administrative expenses	106,619	108,009
Restructuring and other charges, net	28	4,988
Interest expense	11,680	12,736
Other expense, net	6,056	2,762

	598,650	564,828

Income before taxes on income	115,621	89,081
Taxes on income	31,578	25,292

Net income	84,043	63,789

Other comprehensive income:
Foreign currency translation adjustments	28,808	(11,076)
(Losses) gains on derivatives qualifying as hedges	(2,048)	286
Pension and postretirement net liability adjustment	2,677	1,792

Comprehensive income	$113,480	$54,791

Net income per share — basic	$1.04	$0.80

Net income per share — diluted	$1.03	$0.80

Average number of shares outstanding — basic	80,049	78,767

Average number of shares outstanding — diluted	81,150	79,692

Dividends declared per share	$0.27	$0.25
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$84,043	$63,789
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	17,962	20,032
Deferred income taxes	17,915	(5,169)
Gain on disposal of assets	(807)	(623)
Equity based compensation	6,329	5,461
Changes in assets and liabilities:
Current receivables	(55,564)	(29,292)
Inventories	(11,933)	(6,056)
Current payables	(93,103)	(13,707)
Other assets	9,122	(4,261)
Other liabilities	(8,908)	2,218

Net cash (used in) provided by operations	(34,944)	32,392

Cash flows from investing activities:
Additions to property, plant and equipment	(19,375)	(12,950)
Purchase of investments	(217)	(1,856)
Proceeds from disposal of assets	144	64

Net cash used in investing activities	(19,448)	(14,742)

Cash flows from financing activities:
Cash dividends paid to shareholders	(21,657)	(19,786)
Net change in bank borrowings and overdrafts	51,572	5,351
Proceeds from issuance of stock under stock-based compensation plans	3,479	7,372
Excess tax benefits on share-based payments	816	—

Net cash provided by (used in) financing activities	34,210	(7,063)

Effect of exchange rate changes on cash and cash equivalents	820	(904)

Net change in cash and cash equivalents	(19,362)	9,683
Cash and cash equivalents at beginning of year	131,332	80,135

Cash and cash equivalents at end of period	$111,970	$89,818

Interest paid	$26,344	$26,442

Income taxes paid	$20,337	$12,164
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Condensed Consolidated Financial Statements:
Basis of Presentation
These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and March 31 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used in these notes, the terms “the Registrant”, “IFF,” “the Company,” “we”, “us” and “our” means International Flavors & Fragrances Inc.
Reclassifications
Certain reclassifications have been made to the prior years’ Consolidated Balance Sheet and Consolidated Statement of Cash Flows to conform to the 2011 presentation.
Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(Shares in thousands)	2011	2010
Basic	80,049	78,767
Assumed dilution under stock plans	1,101	925

Diluted	81,150	79,692

There were no stock options or stock settled appreciation rights (“SSAR’s”) outstanding that were excluded from the computation of diluted net income per share as of March 31, 2011. Stock options and SSAR’s to purchase 363,000 shares were outstanding as of March 31, 2010, but were not included in the computation of diluted net income per share for the respective period since the impact was anti-dilutive.
We have issued shares of purchased restricted stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of March 31, 2011 and 2010 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS was $0.5 million and $0.4 million during the three months ended March 31, 2011 and 2010, respectively.
Note 3. Restructuring and Other Charges:
During the third quarter 2009, the Company announced the rationalization of its European manufacturing footprint. The rationalization consisted of the closure of the Drogheda, Ireland facility and partial closure of the Fragrance Ingredient plant in Haverhill, UK.
The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010.

We expect to incur total costs related to this restructuring plan of approximately $34 million, including $18 million for employee termination costs, $12 million in plant shutdown and business transition costs and $4 million in accelerated depreciation of related fixed assets.
Beginning with the third quarter of 2009, we have recorded total expenses of $30.8 million relating to this plan, of which $24.5 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Costs of sales and Research, selling and administrative expenses. Subsequent to March 31, 2011, the Company completed a partial settlement of its pension obligations with certain former employees of the Drogheda facility. As a result we expect to record a charge of approximately $4 million in the second quarter 2011.
The balance of the employee-related liabilities is expected to be utilized by the end of 2011 as obligations are satisfied. Changes in restructuring liabilities during the three months ended March 31, 2011 were as follows:

		Asset-
	Employee-	Related
(DOLLARS IN THOUSANDS)	Related	and Other	Total
Balance December 31, 2010	$3,977	$—	$3,977
Additional charges (reversals), net	(516)	544	28
Payments and other costs	(680)	(544)	(1,224)

Balance March 31, 2011	$2,781	$—	$2,781

Note 4. Goodwill and Other Intangible Assets, Net:
Goodwill by operating segment for both March 31, 2011 and December 31, 2010 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(118,089)	(116,572)

Total	$47,317	$48,834

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition, primarily through independent appraisals.
Amortization expense for the three months ended March 31, 2011 and March 31, 2010 was $1.5 million. Estimated annual amortization is $6 million for years 2011 through 2013 and $5 million for 2014 and 2015.

Note 5. Comprehensive Income:
Changes in the Accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity during the three months ended March 31, 2011 and 2010 were as follows:

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2010	$(74,826)	$(4,183)	$(196,342)	$(275,351)
Change	28,808	(2,048)	2,677	29,437

Balance March 31, 2011	$(46,018)	$(6,231)	$(193,665)	$(245,914)

		Accumulated (losses)	Pension and
		gains on derivatives	postretirement net
	Translation	qualifying as hedges,	liability adjustment,
(DOLLARS IN THOUSANDS)	adjustments	net of tax	net of tax	Total
Balance December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	(11,076)	286	1,792	(8,998)

Balance March 31, 2010	$(79,682)	$(2,455)	$(197,835)	$(279,972)

Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2011	December 31, 2010
Bank borrowings and overdrafts	0.45%		$63,139	$11,625
Current portion of long-term debt	5.39%		121,969	122,274

Total current debt			185,108	133,899

Senior notes — 2007	6.40%	2017-27	500,000	500,000
Senior notes — 2006	6.10%	2013-16	225,000	225,000
Bank borrowings	0.45%	2012	49,566	49,771
Deferred realized gains on interest rate swaps			12,414	12,897

Total long-term debt			786,980	787,668

Total debt			$972,088	$921,567

The estimated fair value at March 31, 2011 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $574 million and $360 million, respectively. The estimated fair value at December 31, 2010 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $585 million and $357 million, respectively. The fair value of our Senior Notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our long-term debt at March 31, 2011 and December 31, 2010 approximated the carrying value.
Note 7. Income Taxes:
As of March 31, 2011, we had $66 million of gross unrecognized tax benefits recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.
We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2011, we had accrued $11 million of interest and penalties.

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
In addition, we have several other tax audits in process and have open tax years with various taxing jurisdictions that range primarily from 2002 to 2010. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position, reported results or liquidity.
The effective tax rate for the three months ended March 31, 2011 was 27.3% compared with 28.4% for the three months ended March 31, 2010. The reduction in the effective tax rate was mainly attributable to lower cost of repatriation and the absence of a federal R&D credit in the first quarter 2010.
Note 8. Equity Compensation Plans:
We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSU’s”), SSAR’s or stock options to purchase our common stock.
We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan award payouts are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each three-year LTIP cycle. The targeted payout of each active LTIP cycle is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, the executive may receive a pro-rated payout for each LTIP cycle based on active service during such cycle.
Stock option and SSAR activity for the three months ended March 31, 2011 was as follows:

		Weighted Average
(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Exercise Price
Balance at December 31, 2010	1,440	$37.46
Exercised	(131)	$39.69

Balance at March 31, 2011	1,309	$37.21

RSU and PRS activity for the three months ended March 31, 2011 was as follows:

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	RSU	Value Per Share
Balance at December 31, 2010	1,029	$40.29
Granted	1	$54.70
Vested	(1)	$27.53
Cancelled	(17)	$38.99

Balance at March 31, 2011	1,012	$41.32

		Weighted Average
		Grant Date Fair
(SHARE AMOUNTS IN THOUSANDS)	PRS	Value Per Share
Balance at December 31, 2010	525	$19.32
Vested	(104)	$20.25

Balance at March 31, 2011	421	$19.08

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS)	2011	2010
Restricted stock and RSU’s	$5,923	$5,119
Stock options and SSAR’s	406	342

Total equity compensation expense	$6,329	$5,461

Tax benefits associated with share-based compensation of $2.3 million and $2.0 million were recognized for the first quarter of 2011 and 2010, respectively.
Note 9. Segment Information:
We are organized into two business segments: Flavors and Fragrances. These segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting are described in Note 12 of the Notes to the Consolidated Financial Statements included in our 2010 Form 10-K. We evaluate the performance of these segments, which we refer to as business units, based on operating profit before Interest expense, Other expense, net and Income taxes.
The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other administrative expenses that are not allocated to individual business units.

Our reportable segment information was as follows:

	Three Months Ended March 31, 2011
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$338,587	$375,684	$—	$714,271

Operating profit	$78,954	$68,676	$(14,273)	$133,357

Interest expense				(11,680)
Other expense, net				(6,056)

Income before taxes on income				$115,621

	Three Months Ended March 31, 2010
			Global
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Expenses	Consolidated

Net sales	$300,169	$353,740	$—	$653,909

Operating profit	$61,577	$56,015	$(13,013)	$104,579

Interest expense				(12,736)
Other expense, net				(2,762)

Income before taxes on income				$89,081

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2011 and 2010 were $163 million and $151 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2011 and 2010 were $551 million and $503 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 10. Retirement Benefits:
Pension expense included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2011	2010
Service cost for benefits earned	$864	$910
Interest cost on projected benefit obligation	6,007	5,990
Expected return on plan assets	(6,269)	(6,042)
Net amortization and deferrals	2,822	1,812

Defined benefit plans	3,424	2,670
Defined contribution and other retirement plans	1,890	1,912

Total pension expense	$5,314	$4,582

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2011	2010
Service cost for benefits earned	$2,612	$2,558
Interest cost on projected benefit obligation	8,522	8,411
Expected return on plan assets	(11,345)	(10,601)
Net amortization and deferrals	1,352	1,345

Defined benefit plans	1,141	1,713
Defined contribution and other retirement plans	1,403	971

Total pension expense	$2,544	$2,684

During 2011, we expect to contribute an estimated $3.4 million to our U.S. pension plans and up to $23.4 million to our non-U.S. pension plans. In the three months ended March 31, 2011, no contributions were made to our qualified U.S. pension plan and $3.5 million of contributions were made to the non-U.S. plans. In the three months ended March 31, 2011, $0.8 million of benefit payments were made with respect to our non-qualified U.S. pension plan.
The financial returns of our investment trusts during the first quarter of 2011 continue to be generally in line with the markets by asset class.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2011	2010
Service cost for benefits earned	$258	$410
Interest on benefit obligation	1,454	1,643
Net amortization and deferrals	(672)	(489)

Total postretirement benefit expense	$1,040	$1,564

We expect to contribute approximately $6 million to our postretirement benefit other than pension plans in 2011. In the three months ended March 31, 2011, $1.4 million of contributions were made.

Note 11. Financial Instruments:
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
The market valuation adjustments include a bilateral or “own” credit risk adjustment applied to reflect our own credit risk when valuing all liabilities measured at fair value, in accordance with the requirements under the accounting guidance. The methodology is consistent with that applied in generating counterparty credit risk adjustments, but incorporates our own credit risk as observed in the credit default swap market. As for counterparty credit risk, our own credit risk adjustments include the impact of credit risk mitigants. The estimated change in the fair value of these liabilities due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2011.
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
In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (“TIBOR”) plus an interest markup. This swap was designated as a fair value hedge. Amounts recognized in Interest expense for both periods presented have been immaterial.
During the year ended December 31, 2010, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. Six of these forward currency contracts matured during the year ended December 31, 2010. The remaining outstanding foreign currency forward contacts have remaining maturities of less than one year. Beginning in December 2010, the Company no longer designated these contracts as net investment hedges. Changes due to differences in the exchange rates for these contracts were recorded in earnings effective December 2010.

During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the first quarter of 2011.
During the first quarter of 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. None of these forward currency contracts matured during the three-month period ended March 31, 2011. The outstanding forward currency contacts have remaining maturities of less than one year.
During the first quarter of 2011 and the second half of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted US Dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of (Losses) gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income in the same period as the related costs are recognized.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2011 and December 31, 2010:

(DOLLARS IN THOUSANDS)	March 31, 2011	December 31, 2010
Forward currency contracts	$215,700	$141,050
Interest rate swaps	$116,209	$116,209

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total
(DOLLARS IN THOUSANDS)	Instruments	Instruments	Fair Value

Derivative assets (a)
Foreign currency contracts	$261	$1,792	$2,053
Interest rate swap	77	—	77

	$338	$1,792	$2,130

Derivative liabilities (b)
Foreign currency contracts	$9,745	$11,994	$21,739
Interest rate swaps	518	—	518

	$10,263	$11,994	$22,257

	December 31, 2010
	Fair Value of	Fair Value of
	Derivatives	Derivatives Not
	Designated as	Designated as
	Hedging	Hedging	Total
(DOLLARS IN THOUSANDS)	Instruments	Instruments	Fair Value

Derivative assets (a)
Foreign currency contracts	$2,984	$1,491	$4,475
Interest rate swap	112	—	112

	$3,096	$1,491	$4,587

Derivative liabilities (b)
Foreign currency contracts	$7,086	$9,276	$16,362
Interest rate swaps	348	—	348

	$7,434	$9,276	$16,710

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	All derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

	Amount of Gain or (Loss)		Location of Gain
	Recognized in Income on		or (Loss)
Derivatives Not Designated as	Derivative		Recognized in
Hedging Instruments under	For the three months		Income on
ASC 815	ended March 31,		Derivative
	2011	2010

Foreign currency contracts	$(9,551)	$(2,215)	Other expense, net
Most of these net losses offset any recognized gains arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010 (in thousands):

				Amount of Gain or
	Amount of Gain or			(Loss) Reclassified
	(Loss) Recognized in		Location of Gain or	from Accumulated
	OCI on Derivative		(Loss) Reclassified	OCI into Income
	(Effective Portion)		from Accumulated	(Effective Portion)
	For the three months		OCI into Income	For the three months
	ended March 31,		(Effective Portion)	ended March 31,
	2011	2010		2011	2010

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$577	$281	Other expense, net	$(525)	$(297)
Forward currency contracts	$(2,665)	$—	Cost of goods sold	$(997)	$—

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	$(1,451)	$624	N/A	$—	$—

Total	$(3,539)	$905		$(1,522)	$(297)

(1)	Ten year swap executed in 2003
No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2011 and 2010. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2011 and 2010.
The Company expects that approximately $3.8 million (net of tax) of derivative losses included in AOCI at March 31, 2011, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Commitments and Contingencies:
At March 31, 2011, we had outstanding bank guarantees and undrawn letters of credit from financial institutions. These relate to normal business operations principally as a result of commercial and governmental requirements.
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
While the ultimate outcome of any litigation cannot be predicted, management believes that adequate provision has been made with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on our financial condition, reported results or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.
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

Patent Claims
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances Inc. was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability, asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortuous interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled, although the Court has indicated that a trial may be scheduled for October 2011. The Company denies the allegations and will defend its position in Court.
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
We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At March 31, 2011, we estimated our share of the total future costs for these sites to be less than $5 million.
While joint and several liability is authorized under federal and state environmental laws, we believe that the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not be material to our financial condition, reported results or liquidity. This conclusion is based upon, among other things, the involvement of other PRP’s at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payment will likely be made and an agreement reached in July 1994 with three of our liability insurers pursuant to which defense costs and indemnity amounts payable by us in respect of the sites will be shared by the insurers up to an agreed amount.

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
In addition, IFF is susceptible to margin pressures due to customers’ cost improvement programs and input cost increases. However, these pressures can often be mitigated through a combination of pricing, product reformulation, sourcing strategies and material substitution plus internal cost containment efforts, and the development of innovative and streamlined solutions and processes.
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
Operations
Comparison of First Quarters of 2011 and 2010
Sales Commentary
First quarter 2011 sales totaled $714 million, an increase of 9% from the prior year quarter. Currency movements had a negligible impact on year over year sales in the quarter. As a result, local currency (LC) sales also grew by 9%, reflecting strong success from net new wins with customers combined with price realization needed to mitigate the effects of higher input costs. Approximately 80% of the LC sales growth was attributable to our new win performance with the balance principally attributable to price realization in both business units. Overall LC growth was driven by 12% growth in the emerging markets.

On a reported basis, Flavors’ sales increased 13%; excluding the impact of foreign currency translation, LC sales for the Flavors business increased 12% from the prior year period. More than half of the increase was driven by net new business with our customers, followed by growth in the underlying demand for our customers’ products and price realization. The sales growth includes the impact of exiting approximately $1 million of less profitable non-strategic business. Solid LC growth was experienced across all product categories, led by double-digit gains in Beverages, Savory and Confectionery. Regionally, the business benefited from double digit growth in North America and Europe, Africa and Middle East (EAME) whereas Latin America and Greater Asia (GA) grew mid-to-high single digits in LC terms. Sales in North America were up 17% substantially driven by new business performance, mainly within the Beverage and Savory categories. The improvements in EAME were broad-based; however the vast majority of the gains were in the emerging market countries within the region. Double-digit gains were achieved in all major categories, led by Beverages. GA LC growth of 7% was driven by double-digit gains in beverages followed by volume gains in Savory and strong overall performance in Confectionery. Latin America had solid growth, up 4% in LC terms, driven by high double-digit gains in Confectionery and Dairy that were somewhat offset by lower Beverage volume. Overall growth was well balanced with both emerging and developed markets delivering double-digit gains.
The Fragrance business continued its good sales performance with year-over-year sales up 6% on a reported basis and 7% in LC terms. The quarter results represented a record level in absolute dollar terms, despite 18% LC growth last year. Continued strong new business performance with our customers combined with price realization more than offset the effects of normal erosion in base sales volumes. The year-over-year improvement was led by 14% growth in Fine & Beauty on top of 28% last year, plus high double-digit gains in Home Care. Overall, our Functional Fragrance and Ingredients categories grew 3% in LC terms on top of double-digits gains in the year-ago period. Growth within the regions was led by GA at 9%, which equally gained in new business and higher volumes. EAME and Latin America grew near double-digits due to strong new business performance. Overall growth was led by solid double-digit growth in emerging markets of 12%, which represented 43% of total Fragrance sales.
Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-First Quarter 2011 vs First Quarter 2010
		Fine &
		Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-7%	1%	7%	1%	17%	9%

EAME	Reported	19%	-3%	-2%	5%	13%	8%
	Local Currency	22%	0%	1%	8%	15%	11%

Latin America	Reported	26%	0%	-1%	9%	6%	8%
	Local Currency	23%	-1%	-1%	9%	4%	7%

Greater Asia	Reported	8%	16%	2%	11%	12%	12%
	Local Currency	7%	14%	0%	9%	7%	8%

Total	Reported	13%	3%	2%	6%	13%	9%
	Local Currency	14%	4%	3%	7%	12%	9%
•
North America Fine & Beauty Care sales declined 7% in the current quarter as a result of very strong year-ago comparables (+24%); the elimination of stocking benefits in the year-ago period; and lower volume by certain key customers. Functional Fragrance sales were essentially flat versus last year as new business wins and volume gains in Home Care offset volume erosion in Fabric and Personal Wash. The Flavors business was led by new business performance in the Beverage and Savory categories; combined with volume gains in Savory and Confectionery.

•
EAME growth of 11% in LC terms was led by 22% growth in Fine & Beauty combined with double-digit gains in Beverage, Dairy and Savory. New business performance in Fine Fragrance and Hair Care was the principal driver of Fragrance growth in the region.

•
Latin America sales performance was driven by high double-digit growth in Fine & Beauty Care (reflecting both net new wins as well as growth in our customers’ business); whereas new business performance and pricing in Functional Fragrance was offset by volume erosion with our customers. Flavors’ growth was led by both new business and volume gains in Confectionery.

•
Greater Asia delivered solid 8% LC sales growth, led by double-digit gains in Fine Fragrance, Fabric, Home Care, Beverages and Dairy. Volume gains with customers and commercial performance of new business were essentially equal contributors to the growth.

Consolidated Operating Results
The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three months ended
	March 31,
	2011	2010
Cost of goods sold	58.4%	58.7%
Research and development expenses	8.0%	8.0%
Selling and administrative expenses	14.9%	16.5%
Cost of goods sold, as a percentage of sales, decreased 30 basis points in 2011 compared to 2010. The improvement versus last year reflects favorable operating leverage and ongoing margin recovery efforts in both businesses, benefits associated with the European rationalization that was completed in late 2010, and a stronger sales mix, that more than offset the effects on higher input costs. We expect that these additional costs will begin to impact our reported results in the next few quarters.
Research and development (R&D) expenses increased approximately $4.8 million from the prior year quarter. The increase was due to additional targeted investments to support our strategic growth initiatives and lower tax credits, partially offset by lower provisions for incentive compensation.
Selling and administrative expenses (S&A), as a percentage of sales, decreased 160 basis points to 14.9% versus 16.5% last year. Overall spending decreased $1.4 million versus the prior year quarter, mainly driven by lower provisions for incentive compensation.
Interest Expense
In the first quarter of 2011, interest expense totaled $11.7 million compared to $12.7 million in 2010. The reduction was due to higher capitalized interest and lower levels of borrowings. Average cost of debt was 4.8% for the 2011 period compared to 5.0% in 2010.
Other Expense, Net
Other expense, net was $6.1 million in the first quarter of 2011 versus $2.8 million in the first quarter 2010. The change was due to higher foreign exchange losses on outstanding working capital exposures, principally associated with the weakening U.S. dollar during the quarter.

Income Taxes
The effective tax rate was 27.3% for the three months ended March 31, 2011 as compared to a rate of 28.4% in the prior year quarter. The reduction in the effective tax rate was mainly attributable to lower cost of repatriation and the absence of a federal R&D credit in the first quarter 2010.
Operating Results by Business Unit
We evaluate the performance of business units based on operating profit before Interest expense, Other expense, net and Income taxes. See Note 9 to our Consolidated Financial Statements for the reconciliation to Income before taxes.
Flavors
In the first quarter 2011, Flavors operating profit totaled $79 million, or 23.3% as a percentage of sales, compared to $62 million or 20.5% in 2010. The improvement in profitability was mainly driven by strong sales growth and increasing operating leverage, combined with price realization and margin improvement initiatives that more than offset the effects of higher input costs. We continue to see indications of accelerating input costs in our procurement and inventory data. We expect that these additional costs will begin to impact our reported results in the next few quarters.
Fragrances
Fragrance operating profit for the first quarter of 2011 was $69 million or 18.3% as a percentage of sales, compared to $56 million or 15.8% reported in 2010. The 2010 period included $5 million of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint. Excluding restructuring charges in the first quarter 2010, operating profit increased $8 million to $69 million (18.3% of sales) versus $61 million (17.2% of sales) during 2010. The improvement in profit was driven by higher volumes, price realization, favorable sales mix, the benefits of the European restructuring and other profit improvement initiatives. These improvements were partially offset by higher input costs. We continue to see indications of accelerating input costs in our procurement and inventory data. We expect that these additional costs will begin to impact our reported results in the next few quarters.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses for the first quarter were $14 million compared to $13 million during the first quarter of 2010.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.
The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010. We expect to incur total costs related to this restructuring plan of approximately $34 million, including $18 million for employee termination costs, $12 million in plant shutdown and business transition costs and $4 million in accelerated depreciation of related fixed assets.

Beginning with the third quarter of 2009, we have recorded total expenses of $30.8 million relating to this plan, of which $24.5 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Costs of sales and Research, selling and administrative expenses. Subsequent to March 31, 2011, the Company completed a partial settlement of its pension obligations with certain former employees of the Drogheda facility. As a result we expect to record a charge of approximately $4 million in the second quarter 2011.

	Restructuring Charges
	Three months ended March 31,
(DOLLARS IN THOUSANDS)	2011	2010
Fragrances	$(28)	$(4,988)

Total	$(28)	$(4,988)

Financial Condition
Cash and cash equivalents totaled $112 million at March 31, 2011 compared to $131 million at December 31, 2010. Working capital of $754 million at March 31, 2011 increased $90 million compared to $664 million at December 31, 2010. Additions to property, plant and equipment for the three month period ended March 31, 2011 totaled $19 million. Gross additions to property, plant and equipment are expected to approximate 4% — 5% of sales for the full year 2011.
Operating cash flows in the first quarter of 2011 were an outflow of $35 million, compared to an inflow of $32 million in the prior year period. The decrease reflects the effects of higher incentive compensation, tax and trade payable payments plus higher commercial activity on receivables and inventory partially offset by increased earnings.
At March 31, 2011, we had $972 million of debt outstanding compared to the $922 million outstanding at December 31, 2010. The increase in debt was mostly driven by increased short-term borrowings to fund short-term working capital requirements.
We paid a single quarterly dividend in the first quarter of 2011 and 2010.
No shares were repurchased on the open market during the three months ended March 31, 2011.
As discussed in Note 12 to the Consolidated Financial Statements, at March 31, 2011, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or liquidity.
Historically, we generate strong operating cash flows and our multi-year revolving credit agreement (the “Facility”) remains in place. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.
As of March 31, 2011 we had total borrowings under the Facility of $110 million. The amount which we are able to draw down on under the Facility is limited by financial covenants as described in more detail below. At March 31, 2011 we had an overall borrowing capacity of $830 million. However, our drawdown capacity on the Facility was limited to $805 million based on existing balances outstanding under the Facility at March 31, 2011.
The Facility contains the most restrictive covenants of our debt instruments, requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At March 31, 2011, we were in compliance with all financial and other covenants. At March 31, 2011 our Net Debt/ Adjusted EBITDA (1) was 1.64 to 1 as defined by the debt agreements, well below the financial covenants of our existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute a default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	12 Months Ended March 31,
(DOLLARS IN MILLIONS)	2011	2010
Net income	$283.8	$212.1
Interest expense	47.7	54.7
Income taxes	102.3	90.3
Depreciation	71.1	73.7
Amortization	6.1	6.2
Specified items (1)	5.1	29.6

Adjusted EBITDA	$516.1	$466.6

(1)
Specified items for the 12 months ended March 31, 2011 of $5.1 million consist of restructuring charges. Specified items for the 12 months ended March 31, 2010 of $29.6 million consist principally of restructuring charges ($23.3 million) and employee separation costs ($6.3 million).

	March 31,
(DOLLARS IN MILLIONS)	2011	2010
Total debt	$972.1	$1,014.9
Adjustments:
Deferred gain on interest rate swaps	(12.4)	(14.4)
Cash and cash equivalents	(112.0)	(89.8)

Net debt	$847.7	$910.7

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
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s ongoing restructuring efforts in Europe in 2010 and 2011). In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. The Company also discloses, from time to time, non-GAAP effective tax rates, which exclude the effect of the benefits of tax rulings relating to prior periods, as additional information in seeking to assess and compare our tax rates without the benefit of those tax rulings. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges, employee separation costs and implementation costs include actual cash outlays, an insurance recovery is an actual cash recovery and benefits from favorable tax rulings and settlements reflect actual accounting and cash benefits realized; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in the Company’s 2010 Annual Report on Form 10-K.

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Patent Claims.
A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances Inc., was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability and asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled, although the Court has indicated that a trial may be scheduled for October 2011. The Company denies the allegations and will defend its position in Court.
We analyze our liability on a regular basis and accrue for litigation loss contingencies when they are probable and estimable. During the second quarter 2010, we recorded a provision related to this case which is reflected in Other liabilities. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claims, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or reported results in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.

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
There have been no material changes in the risk factors previously disclosed in the Company’s 2010 Form 10-K.
The Company generally does not believe that it has significant risk or exposure to natural disasters; however, it is difficult to predict if, when or where such events may occur. In regards to the recent events in Japan, the Company’s facility, operations and business environment have not been materially affected to this point in time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds —
(c) Issuer Purchases of Equity Securities
The Company has not purchased any shares during the first quarter of 2011.

Total Number of
	Total		Shares Purchased	Maximum Number
	Number of	Average	as Part of Publicly	of Shares That May
	Shares	Price Paid	Announced	Yet Be Purchased
	Purchased	per Share	Program	Under the Program
January 1 — 31, 2011	—	—	—	—
February 1 — 28, 2011	—	—	—	—
March 1 — 31, 2011	—	—	—	—
Total shares purchased	—	—	—	—

Item 6.	Exhibits

3.1	Bylaws of International Flavors & Fragrances Inc., as amended and restated March 8, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on March 11, 2011.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 10, 2011	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2011	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Bylaws of International Flavors & Fragrances Inc., as amended and restated March 8, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed on March 11, 2011.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.