Form 10-Q
period 2011-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2011-08-09
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding as of July 22, 2011: 80,874,864

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$123,431	$131,332
Trade receivables	551,189	458,128
Allowance for doubtful accounts	(5,639)	(6,324)
Inventories: Raw materials	284,327	270,191
Work in process	8,969	6,211
Finished goods	274,866	255,273

Total Inventories	568,162	531,675
Deferred income taxes	54,097	74,160
Prepaid expenses and other current assets	147,990	136,224

Total Current Assets	1,439,230	1,325,195

Property, plant and equipment, at cost	1,398,853	1,344,883
Accumulated depreciation	(834,160)	(806,765)

	564,693	538,118

Goodwill	665,582	665,582
Other intangible assets, net	45,799	48,834
Deferred income taxes	115,099	122,800
Other assets	178,198	171,926

Total Assets	$3,008,601	$2,872,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$216,345	$133,899
Accounts payable	166,438	200,153
Accrued payroll and bonus	44,872	95,135
Dividends payable	21,825	21,657
Restructuring and other charges	1,071	3,977
Other current liabilities	178,101	206,130

Total Current Liabilities	628,652	660,951

Long-term debt	767,353	787,668
Deferred gains	49,403	50,917
Retirement liabilities	223,602	221,985
Other liabilities	150,877	147,779

Total Other Liabilities	1,191,235	1,208,349

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of June 30, 2011 and December 31, 2010; and outstanding 80,834,356 and 80,210,365 shares as of June 30, 2011 and December 31, 2010	14,470	14,470
Capital in excess of par value	123,570	123,809
Retained earnings	2,636,419	2,519,706
Accumulated other comprehensive loss	(230,179)	(275,351)
Treasury stock, at cost - 34,927,484 shares as of June 30, 2011 and 35,551,475 shares as of December 31, 2010	(1,359,665)	(1,383,212)

Total Shareholders’ Equity	1,184,615	999,422

Noncontrolling interest	4,099	3,733

Total Shareholders’ Equity including noncontrolling interest	1,188,714	1,003,155

Total Liabilities and Shareholders’ Equity	$3,008,601	$2,872,455

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$715,589	$665,800	$1,429,860	$1,319,710

Cost of goods sold	431,166	380,799	847,977	764,501
Research and development expenses	56,229	55,844	113,685	108,475
Selling and administrative expenses	106,224	119,523	212,843	227,532
Restructuring and other charges, net	3,985	1,843	4,013	6,831
Interest expense	12,009	12,051	23,689	24,787
Other expense, net	1,055	2,107	7,111	4,871

	610,668	572,167	1,209,318	1,136,997

Income before taxes on income	104,921	93,633	220,542	182,713
Taxes on income	28,733	26,481	60,311	51,772

Net income	76,188	67,152	160,231	130,941
Other comprehensive income:
Foreign currency translation adjustments	10,085	(24,820)	38,893	(35,896)
Gains (Losses) on derivatives qualifying as hedges	617	(473)	(1,431)	(187)
Pension and postretirement net liability adjustment	5,033	1,659	7,710	3,451

Comprehensive income	$91,923	$43,518	$205,403	$98,309

Net income per share - basic	$0.94	$0.84	$1.98	$1.65
Net income per share - diluted	$0.93	$0.83	$1.96	$1.63
Average number of shares outstanding - basic	80,451	79,188	80,250	78,978
Average number of shares outstanding - diluted	81,489	80,111	81,320	79,902
Dividends declared per share	$0.27	$0.25	$0.54	$0.50

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$160,231	$130,941
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	37,356	40,221
Deferred income taxes	27,215	(14,737)
Gain on disposal of assets	(1,580)	(1,845)
Stock-based compensation	15,912	10,780
Pension settlement and curtailment	3,583	—
Changes in assets and liabilities:
Current receivables	(73,172)	(53,766)
Inventories	(14,098)	(30,384)
Current payables	(137,545)	58,580
Other assets	(13,541)	(16,054)
Other liabilities	(2,216)	3,904

Net cash provided by operations	2,145	127,640

Cash flows from investing activities:
Additions to property, plant and equipment	(45,699)	(37,013)
Purchase of investments	(1,371)	(2,444)
Maturity of net investment hedges	976	1,668
Proceeds from disposal of assets	399	1,438

Net cash used in investing activities	(45,695)	(36,351)

Cash flows from financing activities:
Cash dividends paid to shareholders	(43,349)	(39,631)
Net change in bank borrowings and overdrafts	59,083	(33,637)
Proceeds from issuance of stock under stock-based compensation plans	13,155	14,674
Excess tax benefits on stock-based payments	5,075	—

Net cash provided by (used in) financing activities	33,964	(58,594)

Effect of exchange rate changes on cash and cash equivalents	1,685	(2,278)

Net change in cash and cash equivalents	(7,901)	30,417
Cash and cash equivalents at beginning of year	131,332	80,135

Cash and cash equivalents at end of period	$123,431	$110,552

Interest paid	$27,178	$26,614
Income taxes paid	$38,137	$30,715

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and financial condition included in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this filing was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, December 31 and June 30 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used in these notes, the terms “the Registrant”, “IFF,” “the Company,” “we”, “us” and “our” means International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made to the prior years’ Consolidated Balance Sheet to conform to the 2011 presentation.

Revisions

The prior year’s statement of cash flows has been revised to reflect adjustments to Changes in Other assets and Changes in Other liabilities to properly exclude certain non-cash activity on a gross basis. $5.8 million was reclassified from Changes in Other assets to Changes in Other liabilities in the statement of cash flows for the six months ended June 30, 2010. There were no changes to the balance sheet, operating cash flows, net income or stockholder’s equity in the respective periods.

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2011	2010	2011	2010
Basic	80,451	79,188	80,250	78,978
Assumed dilution under stock plans	1,038	923	1,070	924

Diluted	81,489	80,111	81,320	79,902

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 25,000 and 249,000 shares were outstanding as of June 30, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share for the respective period since the impact was anti-dilutive.

We have issued shares of purchased restricted stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period and the number of PRS outstanding as of June 30, 2011 and 2010 was immaterial (approximately 0.6% of the total number of common shares outstanding for both periods). Net income allocated to such PRS was $0.4 million during both the three months ended June 30, 2011 and 2010 and $1.0 million and $0.8 million during the six months ended June 30, 2011 and 2010, respectively.

Note 3. Restructuring and Other Charges:

During the third quarter 2009, the Company announced the rationalization of its European manufacturing footprint. The rationalization consisted of the closure of the Fragrance Compound facility in Drogheda, Ireland and partial closure of the Fragrance Ingredient plant in Haverhill, UK.

The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010.

During the second quarter 2011, the Company executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result, we recorded a charge of $3.9 million to cover settlements and special termination benefits during the quarter. This settlement was funded primarily through pension plan investment trust assets.

In total we have recorded expenses of $34.7 million relating to this rationalization, of which $28.4 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Costs of goods sold and Research, Selling and Administrative expenses. We do not anticipate any further expenses related to this rationalization.

The balance of the restructuring and other charges liability is expected to be substantially utilized by the end of 2011 as obligations are satisfied. Changes in restructuring liabilities during the six months ended June 30, 2011 were as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related and Other	Total
Balance December 31, 2010	$3,977	$—	$—	$3,977
Additional charges (reversals), net	(516)	3,877	652	4,013
Non-cash charges	—	(3,139)	—	(3,139)
Payments and other costs	(2,390)	(738)	(652)	(3,780)

Balance June 30, 2011	$1,071	$—	$—	$1,071

Note 4. Other Intangible Assets, Net:

Trademark and other intangible assets consist of the following amounts:

(DOLLARS IN THOUSANDS)	June 30, 2011	December 31, 2010
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(119,607)	(116,572)

Total	$45,799	$48,834

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the three months ended June 30, 2011 and 2010 was $1.5 million in each period and amortization expense for the six months ended June 30, 2011 and 2010 was $3.0 million and $3.1 million, respectively. Annual amortization is expected to be $6 million for years 2011 through 2013 and $5 million for 2014 and 2015.

Note 5. Comprehensive Income:

Changes in the Accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity during the six months ended June 30, 2011 and 2010 were as follows:

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postretirement net liability adjustment, net of tax	Total
Balance December 31, 2010	$(74,826)	$(4,183)	$(196,342)	$(275,351)
Change	38,893	(1,431)	7,710	45,172

Balance June 30, 2011	$(35,933)	$(5,614)	$(188,632)	$(230,179)

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postretirement net liability adjustment, net of tax	Total
Balance December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	(35,896)	(187)	3,451	(32,632)

Balance June 30, 2010	$(104,502)	$(2,928)	$(196,176)	$(303,606)

Note 6. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2011	December 31, 2010
Bank borrowings and overdrafts	0.48%		$93,839	$11,625
Current portion of long-term debt	5.38%		122,506	122,274

Total current debt			216,345	133,899

Senior notes - 2007	6.40%	2017-27	500,000	500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Bank borrowings	0.48%	2012	30,424	49,771
Deferred realized gains on interest rate swaps			11,929	12,897

Total long-term debt			767,353	787,668

Total debt			$983,698	$921,567

The estimated fair value at June 30, 2011 of our Senior Notes - 2007 and Senior Notes - 2006 was approximately $587 million and $353 million, respectively. The estimated fair value at December 31, 2010 of our Senior Notes - 2007 and Senior Notes - 2006 was approximately $585 million and $357 million, respectively. The fair value of our Senior Notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our debt at June 30, 2011 and December 31, 2010 approximated the carrying value.

On July 12, 2011, we made a $100 million debt repayment related to our Senior notes - 2006 that is classified as current portion of long-term debt in the table above. The repayment was funded primarily through existing cash balances with the remainder coming from our existing credit facility.

Note 7. Income Taxes:

As of June 30, 2011, we had $68 million of gross unrecognized tax benefits, excluding interest and penalties, recorded in Other liabilities, that if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate.

We recognized interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2011, we had accrued $12 million of interest and penalties.

The Company has several tax audits and/or litigation in process and of these, the most significant is related to uncertain tax positions within our European operations. While the Company believes its position in regard to these matters is in accordance with applicable legislation, the local tax authority is challenging the Company’s position. The Company has recorded a liability for unrecognized tax benefits, included in the amount above, based on management’s best estimate of the potential outcomes of these cases. There could be future events or changes in facts or circumstances that could require us to further increase our liability for unrecognized tax benefits and/or possibly have a material impact on our financial condition, reported results or liquidity.

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

The Company regularly repatriates a portion of current year earnings from select non–U.S. subsidiaries. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects.

The effective tax rate for the three months ended June 30, 2011 was 27.4% compared with 28.3% for the three months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 was 27.3% compared with 28.3% for the six months ended June 30, 2010. The 2011 three month and six month periods include a $5.8 million charge to write off deferred tax assets associated with recent U.S. state law changes enacted during the second quarter 2011. This charge was substantially offset by several other items, including approximately $2 million related to reserve adjustments on uncertain tax positions and a favorable mix of earnings and remittances in the 2011 periods as well as the absence of a U.S. Research and Development (R&D) credit in the three and six month periods 2010. The 2010 periods also benefited from a favorable mix of earnings and remittances, although to a lesser extent than the comparable 2011 periods.

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

We use the Binomial lattice pricing model for estimating the fair value of SSAR’s granted. Principal assumptions used in applying the Binomial model for SSAR’s granted during the six months ended June 30, 2011 and 2010 were as follows:

	2011	2010
Weighted average fair value of SSAR’s granted during the period	$11.47	$10.41
Assumptions:
Risk-free interest rate	1.7%	2.2%
Expected volatility	23.2%	29.8%
Expected dividend yield	2.1%	2.2%
Expected life, in years	5	5
Termination rate	0.99%	1.09%
Exercise multiple	1.43	1.38

Stock option and SSAR activity for the six months ended June 30, 2011 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Weighted Average Exercise Price
Balance at December 31, 2010	1,440	$37.46
Exercised	(377)	$37.66
Granted	78	$62.13

Balance at June 30, 2011	1,141	$39.03

RSU and PRS activity for the six months ended June 30, 2011 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	RSU	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	1,029	$40.29
Granted	257	$60.48
Vested	(269)	$39.40
Cancelled	(22)	$39.21

Balance at June 30, 2011	995	$46.13

(SHARE AMOUNTS IN THOUSANDS)	PRS	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	525	$19.32
Granted	170	$31.07
Vested	(194)	$20.45

Balance at June 30, 2011	501	$22.87

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Restricted stock and RSU’s	$9,232	$4,990	$15,155	$10,109
Stock options and SSAR’s	351	329	757	671

Total equity compensation expense	$9,583	$5,319	$15,912	$10,780

Tax benefits associated with stock-based compensation of $2.9 million and $2.0 million were recognized for the three months ended June 30, 2011 and 2010, respectively, and $5.2 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively.

Note 9. Segment Information:

We are organized into two business segments: Flavors and Fragrances. These segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting can be found in Note 12 of the Notes to the Consolidated Financial Statements included in our 2010 Form 10-K. We evaluate the performance of these segments, which we refer to as business units, based on Operating profit before Interest expense, Other expense, net and Income taxes.

The Global expenses column represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other administrative expenses that are not allocated to individual business units.

Our reportable segment information was as follows:

	Three Months Ended June 30, 2011
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$345,407	$370,182	$—	$715,589

Operating profit	$71,003	$58,275	$(11,293)	$117,985

Interest expense				(12,009)
Other expense, net				(1,055)

Income before taxes on income				$104,921

	Three Months Ended June 30, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$304,323	$361,477	$—	$665,800

Operating profit	$64,507	$65,374	$(22,090)	$107,791

Interest expense				(12,051)
Other expense, net				(2,107)

Income before taxes on income				$93,633

	Six Months Ended June 30, 2011
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$683,994	$745,866	$—	$1,429,860

Operating profit	$149,957	$126,951	$(25,566)	$251,342

Interest expense				(23,689)
Other expense, net				(7,111)

Income before taxes on income				$220,542

	Six Months Ended June 30, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated
Net sales	$604,492	$715,218	$—	$1,319,710

Operating profit	$126,084	$121,389	$(35,102)	$212,371

Interest expense				(24,787)
Other expense, net				(4,871)

Income before taxes on income				$182,713

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2011 and 2010 were $166 million and $158 million, respectively, and for the six months ended June 30, 2011 and 2010 $329 million and $309 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2011 and 2010 were $550 million and $508 million, respectively, and for the six months ended June 30, 2011 and 2010 $1,101 million and $1,011 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 10. Retirement Benefits:

Pension expense included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$864	$910	$1,727	$1,820
Interest cost on projected benefit obligation	6,007	5,990	12,014	11,979
Expected return on plan assets	(6,269)	(6,042)	(12,539)	(12,084)
Net amortization and deferrals	2,822	1,812	5,645	3,624
Loss due to curtailments	443	—	443	—

Defined benefit plans	3,867	2,670	7,290	5,339
Defined contribution and other retirement plans	1,768	1,825	3,658	3,737

Total pension expense	$5,635	$4,495	$10,948	$9,076

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$2,612	$2,637	$5,224	$5,194
Interest cost on projected benefit obligation	8,522	8,601	17,044	17,012
Expected return on plan assets	(11,345)	(10,838)	(22,689)	(21,439)
Net amortization and deferrals	1,352	1,345	2,705	2,690
Loss due to settlements and special terminations	3,878	30	3,878	63

Defined benefit plans	5,019	1,775	6,162	3,520
Defined contribution and other retirement plans	2,688	1,226	4,090	2,197

Total pension expense	$7,707	$3,001	$10,252	$5,717

During the second quarter 2011, we have settled a portion of the Ireland pension plan as discussed in Note 3. As a result, we recorded a settlement charge and a special termination benefit charge of $3.9 million to recognize a portion of the unrecognized loss related to those employees who have accepted the settlement and for additional benefits credited to those participants accepting a settlement. This settlement was funded primarily through pension plan investment trust assets.

In connection with negotiations completed during the second quarter 2011, we have amended the pension plan of one of our North American ingredients’ plants. We recorded a curtailment charge of $0.4 million during the three months ended June 30, 2011 to recognize a portion of the unrecognized prior service costs associated with the years of service no longer expected to be rendered and credited as service under the plan.

We expect to contribute $3.4 million to our qualified U.S. pension plans and $23.4 million to our non-U.S. pension plans during 2011. In the three and six months ended June 30, 2011, no contributions were made to our qualified U.S. pension plan. For the three and six months ended June 30, 2011, $3.9 million and $7.4 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2011, $0.9 million and $1.9 million of benefit payments were made with respect to our non-qualified U.S. pension plan, respectively.

The financial returns of our pension plan investment trusts during the three and six months ended June 30, 2011 continue to be generally in line with the markets by asset class.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$258	$410	$516	$820
Interest on benefit obligation	1,454	1,643	2,908	3,286
Net amortization and deferrals	(672)	(489)	(1,344)	(978)

Total postretirement benefit expense	$1,040	$1,564	$2,080	$3,128

We expect to contribute approximately $6 million to our postretirement benefits other than pension plans during 2011. In the three and six months ended June 30, 2011, $1.3 million and $2.6 million of contributions were made.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We generally use quoted market prices, as available, to determine fair value, and classify such items in Level 1. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 3. These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2011.

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

In 2003, we executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge.

In 2005, we entered into a six-year interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (“TIBOR”) plus an interest markup. This swap was designated as a fair value hedge. Amounts recognized in Interest expense for all periods presented have been immaterial.

During the year ended December 31, 2010, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. Six of these forward currency contracts matured during the year ended December 31, 2010. The remaining outstanding foreign currency forward contacts matured during the six months ended June 30, 2011. Beginning in December 2010, the Company no longer designated these contracts as net investment hedges. Changes due to differences in the exchange rates for these contracts were recorded in earnings effective December 2010.

During the third quarter of 2010, we entered into two three-year interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the three and six months ended June 30, 2011.

During the first half of 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Three of these forward currency contracts matured during the three and six months ended June 30, 2011. The outstanding forward currency contacts have remaining maturities of less than one year.

During the first half of 2011 and the second half of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted US Dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of (Losses) gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2011 and December 31, 2010:

(DOLLARS IN THOUSANDS)	June 30, 2011	December 31, 2010
Forward currency contracts	$212,700	$141,050
Interest rate swaps	$116,209	$116,209

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$139	$2,073	$2,212
Interest rate swaps	425	—	425

	$564	$2,073	$2,637
Derivative liabilities (b)
Foreign currency contracts	$9,646	$3,825	$13,471

	December 31, 2010
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$2,984	$1,491	$4,475
Interest rate swaps	112	—	112

	$3,096	$1,491	$4,587
Derivative liabilities (b)
Foreign currency contracts	$7,086	$9,276	$16,362
Interest rate swaps	348	—	348

	$7,434	$9,276	$16,710

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	All derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
	For the three months ended June 30,
	2011	2010
Foreign currency contracts	$(5,299)	$16,342	Other expense, net

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
	For the six months ended June 30,
	2011	2010
Foreign currency contracts	$(11,435)	$14,442	Other expense, net

Most of these net losses offset any recognized gains arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the three months ended June 30,			For the three months ended June 30,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$93	$(465)	Other expense, net	$(562)	$(314)
Forward currency contracts	$538	$1,030	Cost of goods sold	$(1,623)	$—
Derivatives in Net Investment Hedging Relationships:
Forward currency contracts	$(962)	$4,185	N/A	$—	$—
Total	$(331)	$4,750		$(2,185)	$(314)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the six months ended June 30,			For the six months ended June 30,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$670	$(184)	Other expense, net	$(1,087)	$(297)
Forward currency contract	$(2,126)	$1,030	Cost of goods sold	$(2,620)	$—
Derivatives in Net Investment Hedging Relationships:
Forward currency contract	$(2,413)	$4,809	N/A	$—	$—
Total	$(3,869)	$5,655		$(3,707)	$(297)

(1)	Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three and six months ended June 30, 2011 and 2010. The ineffective portion of the net investment hedges was not material during the three and six months ended June 30, 2011 and 2010.

The Company expects that approximately $3.7 million (net of tax) of derivative losses included in AOCI at June 30, 2011, based on current market rates, will be reclassified into earnings within the next 12 months. The portion of derivative losses in AOCI associated with open hedge positions, which represents approximately half of this amount, will vary due to fluctuations in exchange rates until the contracts are closed.

Note 12. Commitments and Contingencies:

At June 30, 2011, we had outstanding bank guarantees and undrawn letters of credit from financial institutions. These relate to normal business operations principally as a result of commercial and governmental requirements.

The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss. A loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The amount of ultimate loss may differ from these estimates and further events may require the Company to increase or decrease the amounts it has accrued on any matter. It is possible that cash flows or results of operations could be materially affected, with respect to any particular period, by the unfavorable or favorable resolution of one or more of these contingencies.

Popcorn Flavor Litigation

We are party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. A total of 16 actions involving approximately 260 claimants are currently pending against us and other flavor suppliers and related companies based on similar claims of alleged respiratory illness. In certain cases, plaintiffs are unable to demonstrate that they have suffered a compensable loss as a result of such exposure, or that injuries incurred in fact resulted from exposure to our flavor products. In most of the complaints, the damages sought by the plaintiffs are not alleged at the pleading stage and may not be required to be specified until a much later time in the proceeding, if at all.

On at least a quarterly basis, we review the status of each pending claim, as well as our insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under insurance policies with respect to all these matters. The liabilities are recorded at management’s best estimate of the outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. Amounts accrued are also based upon our historical experience with these claims, including claims which have been closed with no liability as well as claims settled to date. Settled claims, since the inception of the flavor-related claims, have not been material to us in any reporting period after giving effect to insurance recovery. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated.

While the ultimate outcome of any litigation cannot be predicted, management believes that we have adequately accrued with respect to all known claims. Based on information presently available and in light of the merits of our defenses and the availability of insurance, we do not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on our financial condition, reported results or liquidity. There can be no assurance that future events will not require us to increase the amount we have accrued for any matter or accrue for a matter that has not been previously accrued.

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

Patent Claims

A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances Inc. was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability, asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled, although the Court has indicated that a trial may be scheduled for October 2011. The Company denies the allegations and will defend its position in Court.

We analyze our liability on at least a quarterly basis and accrue for litigation loss contingencies when they are probable and estimable. During the second quarter 2010, we recorded a provision related to this case which is reflected in Other liabilities. The Company is unable to reasonably estimate the amount or realistic range of reasonably possible losses above its recorded liability, if any, that might result if the outcome of this matter is unfavorable. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claims, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or results of operations in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.

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

We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At June 30, 2011, we estimated our share of the total future costs for these sites to be less than $5 million.

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

Other Contingencies

We also have contingencies principally related to the jurisdictions in which we operate including such items as value-add taxes and other indirect taxes, customs and duties and sales and use taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global creator of flavors and fragrances used in a wide variety of consumer products. The flavor and fragrance market can be characterized as large (approximately $16 billion); however the exact size of the global market is limited due to fragmentation. We estimate that the overall market is growing at two to three percent per year, with the top four companies growing faster than the market. Customer expansion, disposable income growth and technological advancements are all structural drivers of growth. Changing social habits resulting from increases in personal income, health and wellness and urbanization are stimulating demand for consumer products utilizing flavors and fragrances, especially in the emerging markets. These developments also drive the creation and development of new molecules, technologies and solutions that facilitate and improve the end-use consumption of flavors and fragrances in consumer products.

IFF is organized into two units that reflect our flavor and fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and confectionery products. The fragrance business unit consists of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. Approximately more than half of our ingredient production is consumed internally; the balance is sold to third party customers.

STRATEGIC DRIVERS

To increase shareholder value, we strive for growth that is both profitable and sustainable, by delivering what we believe to be superior flavor and fragrance solutions to our customers. By focusing on our core competencies of consumer insight, research and development, creative expertise and customer intimacy, and doing so in a cost effective manner, we believe we can drive commercial performance and improve shareholder value.

The basis of our strategy focuses on leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. With over 75 percent of our sales currently flowing from outside the United States, and 45 percent from key emerging markets, we believe we are well-positioned to capture future growth.

At IFF, we believe our ability to deliver superior innovation is one of our greatest opportunities as a company going forward. Innovation is instrumental in driving new business, as it is an integral part of our customers’ brands.

Through an in-depth assessment of our regions, categories, and customers, we are able to identify opportunities where we can accelerate our performance by further leveraging our advantaged portfolio and improving those areas that are underperforming. Moving forward, as we maximize our portfolio, we will be in a stronger position to help grow our customers’ brands and to help deliver greater financial returns for our shareholders.

FINANCIAL PERFORMANCE OVERVIEW

Reported sales were up 7% year-over-year driven by our success in winning new business, especially in the emerging markets, and aided by the weakening of the U.S. dollar against several currencies (mostly the EURO). Excluding currency impacts, we achieved growth of 3% in the second quarter 2011 in the face of high double-digit growth last year. Our Flavors business led the local currency (LC) sales performance as its high single-digit gains more than offset the lower base business volume in Fragrances, which had exceptionally strong year-ago growth comparables. Our gross margins were down in the quarter as higher raw material costs were only partially offset by our sales performance and the realization of price increases. While there have been signs of relief in energy costs and some signs of stability of raw material costs, we expect that raw material costs will remain at elevated levels (especially within the Fragrance business) for the next few quarters; we will need to realize additional price increases in order to recover these expected cost increases. Operating leverage and strict cost discipline led to a 30 basis point (“bps”) improvement in our operating margin including $2 million (20 bps) of additional costs relating to restructuring in 2011. Our cash flow from operations has declined versus the comparable basis last year, as higher earnings were more than offset by increased incentive compensation, tax, and trade payments, and higher volume driven receivables and its associated inventory requirements. We will continue to focus on reducing our working capital levels and improving our operating cash flow.

Operations

Comparison of Second Quarters of 2011 and 2010

Sales Commentary

Second quarter 2011 sales totaled $716 million, an increase of 7% from the prior year quarter. Overall, the U.S. dollar weakened versus a year-ago for most of the currencies that we do business in. Excluding currency impacts, local currency (LC) sales grew by 3%, reflecting continued success from net new business with customers combined with the realization of price increases that are being implemented to mitigate the effects of higher raw material costs. These benefits were substantially offset by weak volume in our Ingredients business and normal expected erosion in Fragrance compounds. Overall, LC growth was driven by 6% growth in the emerging markets.

On a reported basis, Flavors’ sales increased 14%; excluding the impact of foreign currency, LC sales for the Flavors business increased 8% from the prior year period. Approximately two-thirds of the increase was driven by net new business with our customers, with growth in the underlying demand for our customers’ products and realization of price increases representing the balance of the increase. LC growth was led by double-digit gains in Savory combined with high single digit gains in Beverage and Confectionery. Regionally, the business benefited from mid to high single-digit growth in all regions. Sales in North America (NOAM) were up 9% substantially driven by the success of net new business across a broad base of customers in Savory, which realized substantial growth (well above 20%). The improvements in Europe, Africa, and Middle East (EAME) were broad-based; however the vast majority of the gains were in the emerging market countries within the region. Confectionery led LC gains with growth approaching 20%. Greater Asia (GA) LC growth was driven by significant double-digit gains in Beverages and Confectionery, combined with mid-single digit growth in Savory. Latin America’s LC growth of 4% reflects double digit growth in Confectionery and Savory, whereas Beverages was essentially flat year-over-year primarily as a result of lower volumes with certain regional customers. Overall growth was led by double-digit growth in emerging markets of 12%.

Sales for the Fragrance business increased 2% on a reported basis, but was down 2% in LC terms, given very strong year-ago comparables (+21%). New business performance with our customers plus realization of price increases was more than offset by erosion in the Fragrance Compounding business and lower sales activity in Ingredients. The year-over-year LC sales erosion was most prevalent in our Fine Fragrance and Ingredients categories (each down approximately 4-5% in LC), both of which had exceptional prior year LC growth performance (approximately 50% and 25%, respectively in Q2 2010). Overall, our Functional Fragrance was up slightly on a LC sales basis as new business performance and realization of price increases effectively offset weakness in underlying demand and consumption at several key customers. Growth at the regional level continued to be led by GA at +5%, principally due to net new business and realization of price increases in Fabric Care, partially offset by weaker volumes in our other product categories. North America was up 1%, as strong growth in Home Care (well above 20%) was offset by volume declines in Fine Fragrance and other Functional categories. The declines in EAME and Latin America were due to volume erosion plus declines in underlying demand and consumption that were partially offset by the benefits from new business wins and realization of price increases.

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

	% Change in Sales-Second Quarter 2011 vs Second Quarter 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	1%	4%	-3%	1%	9%	5%
EAME	Reported	7%	6%	0%	5%	19%	10%
	Local Currency	-3%	-3%	-7%	-4%	9%	0%
Latin America	Reported	-8%	-1%	-13%	-5%	7%	-1%
	Local Currency	-11%	-1%	-15%	-7%	4%	-3%
Greater Asia	Reported	1%	7%	17%	7%	15%	12%
	Local Currency	-1%	6%	11%	5%	8%	7%
Total	Reported	1%	5%	0%	2%	14%	7%
	Local Currency	-4%	1%	-5%	-2%	8%	3%

•

North America Fine & Beauty Care sales were up 1% in the current quarter despite exceptionally strong year-ago comparables (+24%). The improvement was driven by net new business and pricing that offset erosion in base business. Functional Fragrance sales were up 4% as net new business, higher volumes (notably in Home Care with growth well above 20%) and the realization of price increases across all categories offset declines in underlying demand and consumption in Fabric Care and Personal Wash. The strong growth in our Flavors business was led by net new business performance and volume gains which drove LC growth well above 20% in the Savory category, partially offset by volume declines in our Confectionery and Dairy categories.

•

EAME sales in LC terms were essentially flat as strong growth in Flavors (led by Confectionery approaching 20%) resulting from net new business, especially in our emerging markets in the region, that were offset by lower volumes and reduced demand in the Fine Fragrance, Functional and Ingredients categories that far exceeded new win performance in these categories. Fine and Beauty Care and Ingredients had prior year LC growth of 55% and 29%, respectively. Realization of price increases accelerated in the quarter.

•

Latin America sales performance declined 3% as new business wins and realization of price increases drove double-digit gains in the Confectionery and Savory categories and solid gains in Fabric Care. Realization of price increases continued to improve across substantially all the categories. These benefits were more than offset by double-digit volume decreases in Ingredients and Fine and Beauty Care compared to LC growth of 27% and 31%, respectively, in the prior year as well as general demand weakness in Home Care and Personal Wash categories.

•

GA delivered solid LC sales growth of 7%, led by double-digit gains in Beverages, Fabric Care and Confectionery resulting from net new business and higher volumes. The remaining growth was due to higher volumes in our Ingredients’ business and realization of price increases across most categories. Partially offsetting these benefits was general volume weakness in Beauty Care, Home Care and Personal Wash.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three months ended June 30,
	2011	2010
Cost of goods sold	60.3%	57.2%
Research and development expenses	7.9%	8.4%
Selling and administrative expenses	14.8%	18.0%

Cost of goods sold, as a percentage of sales, increased 310 bps in 2011 compared to 2010. The change versus last year reflects significantly higher raw material costs (especially in Fragrances) partially offset by margin recovery efforts and operating leverage in both businesses as well as benefits associated with the European Fragrances rationalization that was completed in late 2010. In the second quarter 2010, raw material costs for our Fragrance business were at their lowest level. This, coupled with a very strong sales performance during that same period, resulted in margin expansion and very strong comparable results last year.

R&D expenses increased approximately $0.4 million from the prior year quarter. The increase was due to additional targeted investments to support our strategic growth initiatives and slightly lower tax credits, partially offset by lower provisions (approximately $5 million) for incentive compensation.

Selling and administrative expenses (S&A), as a percentage of sales, decreased 320 bps to 14.8% versus 18.0% in the prior period. Overall spending decreased $13.3 million versus the prior year quarter, driven by lower provisions for incentive compensation, reductions in litigation related costs and continued discipline in the management of costs.

Interest Expense

In the second quarter of 2011, interest expense was essentially unchanged versus a year ago at $12.0 million. Average cost of debt was 4.8% for both the 2011 and 2010 periods.

Other Expense, Net

Other expense, net was $1.1 million in the second quarter of 2011 versus $2.1 million in the second quarter 2010. The change was due to higher foreign exchange losses on outstanding working capital exposures, principally associated with a general weakening of the U.S. dollar during the quarter.

Income Taxes

The effective tax rate was 27.4% for the three months ended June 30, 2011 as compared to a rate of 28.3% in the prior year quarter. The current period included a $5.8 million write-off of deferred tax assets as a result of recent U.S. state law changes enacted during the quarter. This charge was essentially offset by several items, including reserve adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The 2010 period was also favorably impacted by the mix in earnings and remittances, although to a lesser extent than the 2011 period. The 2010 tax rate was negatively affected by the absence of a U.S. R&D credit in the quarter.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before Interest expense, Other expense, net and Income taxes. See Note 9 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors

In the second quarter 2011, Flavors operating profit totaled $71 million, or 20.6% as a percentage of sales, compared to $65 million or 21.2% in 2010. The higher operating profit was driven by the strong sales growth, realization of price increases, and increased manufacturing and operating cost leverage. These benefits were partially offset by effects of higher raw material costs and less favorable sales mix, which increased as a percentage of sales by approximately 210 bps versus the prior year period. Operating profit also benefited from favorable foreign currency exchange rate movements of 20 bps.

Fragrances

Fragrance operating profit for the second quarter of 2011 was $58 million, or 15.7% as a percentage of sales, compared to $65 million, or 18.1% in 2010. The 2011 and 2010 periods included $4 million and $2 million, respectively, of restructuring related charges related to the rationalization of our European fragrance manufacturing footprint. Excluding these restructuring charges from each period, operating profit decreased $5 million to $62 million 16.8% of sales) in 2011 versus $67 million (18.6% of sales) during 2010. The decline in profit was driven by higher raw material costs (that increased approximately 400 bps year-over-year) and lower sales volume that more than offset the realization of price increases, benefits associated with the European restructuring, other profit improvement initiatives, and lower incentive compensation expenses. Operating margin also benefited from favorable foreign currency exchange rate movements of 50 bps.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses for the second quarter were $11 million compared to $22 million during the second quarter of 2010. The decrease was primarily attributable to reduced provisions for incentive compensation programs, lower litigation related costs and ongoing cost discipline efforts.

Comparison of First Six Months of 2011 and 2010

Sales Commentary

Sales in the first six months of 2011 totaled $1,430 million, an increase of 8% from the prior year. Excluding currency impacts, local currency (LC) sales grew by 6%, driven principally by net new business, combined with realization of price increases that has been implemented to mitigate the effects of higher raw material costs. More than half of the LC sales growth was attributable to our new win performance across both business units, as realization of price increases was more than offset by volume declines and base business erosion in Fragrances. Overall LC growth was driven by 9% growth in the emerging markets.

On a reported basis, Flavors’ sales increased 13%; excluding the impact of foreign currency, LC sales for the Flavors business increased 10% from the prior year period. More than half of the increase was driven by net new business with our customers, followed by growth in the underlying demand for our customers’ products and realization of price increases. The sales growth includes the impact of exiting approximately $2 million (including $1 million in the second quarter 2011) of less profitable non-strategic business. LC growth was led by double-digit gains in Savory and Beverages and near double-digit gains in Confectionery, all of which benefited from net new business, higher volumes and pricing. Regionally, the business benefited from double digit growth in North America and EAME whereas GA grew high single digits in LC terms. Sales in North America were up 13% substantially driven by new business performance, mainly within the Savory (with growth in excess of 20%) and Beverage categories. The improvements in EAME were broad-based; with all categories up high single or double-digit percent versus last year; however, the vast majority of the gains were in the emerging market countries within the region. GA’s LC growth of 8% was driven by double-digit gains in Beverages followed by mid to high single-digit gains in Confectionery, Savory and Dairy. Latin America’s LC growth of 4% was driven by double-digit gains in Confectionery and Dairy that were somewhat offset by lower Beverage volume. Overall growth was led by double-digit growth in emerging markets of 12%.

The Fragrance business contributed a solid sales performance with year-over-year sales up 4% on a reported basis and 2% in LC terms, despite very strong year-ago comparables (20% LC growth in 2010). Continued strong new business performance with our customers combined with realization of price increases to more than offset the effects of erosion in base sales volumes and weaker demand and consumption in the second quarter of 2011. The year-over-year LC improvement was led by 4% growth in Fine & Beauty Care, versus growth of 32% last year, plus double-digit gains in Home Care. These improvements were driven by strong net new business. Overall, our Functional Fragrance LC sales were up 2% as the improvements in Home Care were partially offset lower volumes in Personal Wash. Our Ingredients’ business declined 1% compared to the prior year period. Growth within the regions was led by GA at 7%, mainly due to net new business and slightly higher volumes, led by double-digit gains in our Fabric Care category. The growth in EAME and Latin America was due to solid new business performance in Fine and Beauty Care, partially offset by lower base business volumes in Fabric Care and Personal Wash. NOAM sales were up slightly as net new business and volume gains in Home Care (+50%) were offset by base business volume erosion in the other categories.

Overall growth was led by solid growth in emerging markets of 6%, which represented more than 40% of total Fragrance sales.

Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales - First Six Months 2011 vs. First Six Months 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-3%	3%	2%	1%	13%	7%
EAME	Reported	12%	1%	-1%	5%	16%	9%
	Local Currency	8%	-2%	-3%	2%	12%	5%
Latin America	Reported	7%	0%	-7%	2%	6%	3%
	Local Currency	5%	-1%	-8%	1%	4%	2%
Greater Asia	Reported	5%	11%	9%	9%	13%	12%
	Local Currency	3%	10%	6%	7%	8%	8%
Total	Reported	7%	4%	1%	4%	13%	8%
	Local Currency	4%	2%	-1%	2%	10%	6%

•

North America’s LC growth was led by Flavors as strong net new business gains and realization of price increases in Savory and Beverages more than offset volume declines in Dairy. Fine & Beauty Care sales declined 3% as a result of very strong year-ago comparables of +23% (including re-stocking benefits in 2010) combined with lower volume and consumption by certain key customers, particularly in the second quarter 2011. Functional Fragrance sales were up 3% versus last year as new business wins and volume gains in Home Care offset volume erosion in Fabric Care and Personal Wash.

•

EAME LC growth was led by 12% growth in Flavors resulting from high single-digit or double-digit growth in all categories. The growth was mainly due to net new business within our emerging markets in the region, as well as realization of price increases and volume. Fine & Beauty Care, with LC growth of 42% in the prior year, drove the Fragrance improvement benefiting from strong new business and realization of price increases that more than offset volume declines in our Fabric Care, Ingredients, and Personal Wash businesses.

•

Latin America sales performance was driven by double-digit growth in Fine Fragrances (reflecting net new business, pricing and growth in our customers’ business); whereas new business performance and pricing in Functional Fragrance was offset by volume erosion with our customers. Flavors’ growth was led by both new business and volume gains in Confectionery and Savory, which more than offset the volume erosion in Beverages.

•

GA delivered solid LC sales growth, led by double-digit gains in Fabric Care, Beverages and Fine Fragrances, combined with solid growth in Confectionery, Savory and Ingredients. Volume gains with customers and commercial performance of net new business were essentially equal contributors to the growth.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Six months ended June 30,
	2011	2010
Cost of goods sold	59.3%	57.9%
Research and development expenses	8.0%	8.2%
Selling and administrative expenses	14.9%	17.2%

Cost of goods sold, as a percentage of sales, increased 140 bps in 2011 compared to 2010. The increase versus last year was mainly driven by higher raw material costs, combined with less favorable sales mix. Overall, raw material costs have increased approximately 200 bps, as a percent of sales, on a year-over-year basis. These effects were partially offset by improved operating leverage, ongoing margin recovery efforts in both businesses, and benefits associated with the European rationalization that was completed in late 2010.

R&D expenses increased approximately $5 million from the prior year. The increase was due to additional targeted investments to support our strategic growth initiatives and lower tax credits, partially offset by lower provisions for incentive compensation.

S&A, as a percentage of sales, decreased 230 bps to 14.9% versus 17.2% last year. Overall spending decreased $15 million versus the prior year driven by lower provisions for incentive compensation, reduced litigation related costs and ongoing cost discipline that more than offset planned investment in commercial activities (mainly in emerging markets) to support our growth initiatives.

Interest Expense

In the first six months of 2011, interest expense was down $1.1 million to $24 million. Average cost of debt was 4.8% for the 2011 period compared to 4.9% in 2010.

Other Expense, Net

Other expense, net was $7.1 million in the first six months of 2011 versus $4.9 million in the first six months of 2010. The change was due to higher foreign exchange losses on outstanding working capital exposures, principally associated with a general weakening of the U.S. dollar, principally during the first quarter.

Income Taxes

The effective tax rate was 27.3% for the first six months of 2011 as compared to a rate of 28.3% in the prior year. The current period included a $5.8 million write-off of deferred tax assets as a result of recent U.S. state law changes enacted during the quarter. This charge was essentially offset by several items, including reserve adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The 2010 period was also favorably impacted by the mix in earnings and remittances, although to a lesser extent than the 2011 period. The 2010 tax rate was negatively affected by the absence of an U.S. R&D credit in the six month period.

Restructuring and Other Charges

Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010.

During the second quarter 2011, the Company executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result we recorded a charge of $3.9 million to cover settlements and special termination benefits during the quarter. This settlement was funded primarily through pension plan investment trust assets.

In total we have recorded expenses of $34.7 million relating to this rationalization, of which $28.4 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Costs of goods sold and Research, Selling and Administrative expenses. We do not anticipate any further expenses related to this rationalization.

		Restructuring Charges
	Three months ended June 30,		Six months ended June 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Fragrances	$3,985	$1,843	$4,013	$6,831

Total	$3,985	$1,843	$4,013	$6,831

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before Interest expense, Other expense, net and Income taxes. See Note 9 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors

In the first six months of 2011, Flavors operating profit totaled $150 million, or 21.9% as a percentage of sales, compared to $126 million or 20.9% in the comparable 2010 period. The improvement in profitability was mainly driven by strong sales growth and increased operating leverage, combined with realization of price increases and margin improvement initiatives that more than offset the effects of higher raw material costs and less favorable sales mix.

Fragrances

Fragrance operating profit for the first six months of 2011 was $127 million or 17.0% as a percentage of sales, compared to $121 million or 17.0% reported in 2010. The 2010 period included $7 million of restructuring related charges as compared to $4 million in 2011 related to the rationalization of our European fragrance manufacturing footprint. Excluding restructuring charges in the first six months of each period, operating profit increased $3 million to $131 million (17.6% of sales) versus $128 million (17.9% of sales) during 2010. The increase in profit was driven by higher volumes, realization of price increases, the benefits of the European restructuring, other margin improvement initiatives, and lower incentive compensation, partially offset by higher raw material costs.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses for the first six months were $26 million compared to $35 million during the first six months of 2010. The decline reflects reduced provisions for incentive compensation, lower litigation related costs and continued cost discipline.

Liquidity and Capital Resources

We had cash and cash equivalents of $123 million at June 30, 2011 compared to $131 million at December 31, 2010. At June 30, 2011, approximately $64 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries because it intends to, and has plans to, reinvest the undistributed earnings indefinitely.

Working capital of $811 million at June 30, 2011 increased $147 million compared to $664 million at December 31, 2010. Additions to property, plant and equipment for the six month period ended June 30, 2011 totaled $46 million versus $37 million in the prior year period. The increase in spending versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. Gross additions to property, plant and equipment are expected to approximate 5% of sales for the full year 2011.

Operating cash flows in the first half of 2011 were an inflow of $2 million, compared to an inflow of $128 million in the prior year period. The decrease reflects the effects of higher incentive compensation payments made in 2011 as a result of strong 2010 performance, tax and trade payable payments plus the effect of higher sales on receivables and inventory requirements that were partially offset by increased earnings.

Receivables increased approximately $90 million versus December 31, 2010, including approximately $15 million related to currency movements, with the remainder principally related to higher sales levels versus the fourth quarter 2010.

Payables decreased approximately $35 million versus December 31, 2010, reflecting the settlement of year-end invoices during the first quarter 2011 as well as reduced capital spending versus the fourth quarter 2010.

Historically, we generate strong operating cash flows and our multi-year revolving credit agreement (the “Facility”) remains in place. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.

At June 30, 2011, we had $984 million of debt outstanding compared to the $922 million outstanding at December 31, 2010. The increase in debt was mostly driven by increased short-term borrowings under our revolver to fund short-term working capital requirements.

On July 12, 2011, we made a $100 million debt repayment related to our Senior notes – 2006 that is classified as current portion of long-term debt. The repayment was funded primarily through existing cash balances with the remainder coming from our existing credit facility.

As of June 30, 2011 we had total borrowings under the Facility of $115 million. The amount which we are able to draw down on under the Facility is limited by financial covenants as described in more detail below. At June 30, 2011 we had an overall borrowing capacity of $870 million. However, our drawdown capacity on the Facility was limited to $777 million based on existing balances outstanding under the Facility at June 30, 2011.

The Facility contains the most restrictive covenants of all of our debt instruments, and requires us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At June 30, 2011, we were in compliance with all financial and other covenants. At June 30, 2011 our Net Debt/ Adjusted EBITDA (1) was 1.60 to 1 as defined by the debt agreements, well below the financial covenants of our existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute a default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended June 30,
(DOLLARS IN MILLIONS)	2011	2010
Net income	$292.8	$231.2
Interest expense	47.6	52.8
Income taxes	104.5	97.0
Depreciation	70.4	74.2
Amortization	6.0	6.2
Specified items (1)	7.3	26.4

Adjusted EBITDA	$528.6	$487.8

(1)

Specified items for the 12 months ended June 30, 2011 of $7.3 million consist of restructuring charges. Specified items for the 12 months ended June 30, 2010 of $26.4 million consist of restructuring charges ($21.0 million) and employee separation costs ($5.4 million).

	June 30,
(DOLLARS IN MILLIONS)	2011	2010
Total debt	$983.7	$983.3
Adjustments:
Deferred gain on interest rate swaps	(11.9)	(13.9)
Cash and cash equivalents	(123.4)	(110.6)

Net debt	$848.4	$858.8

As discussed in Note 12 to the Consolidated Financial Statements, at June 30, 2011, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or liquidity.

On July 26, 2011, the Company’s Board of Directors has authorized a 15% increase in the Company’s quarterly cash dividend to $0.31 per share from the previous quarterly rate of $0.27 per share. We paid a quarterly dividend in each of the first two quarters of 2011 and 2010.

No shares were repurchased on the open market during the three and six months ended June 30, 2011.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “guidance”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, energy costs interest and other savings, capital expenditures, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

general economic and business conditions in the Company’s markets and demand for the Company’s products, especially given the current disruption in global economic conditions, including economic and recessionary pressures;

•	energy and commodity prices;

•	decline in consumer confidence and spending and changes in consumer preferences;

•	competitive products and pricing pressures;

•	population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	continued volatility and deterioration of the capital and credit markets and any adverse impact on our cost of and access to capital and credit;

•	fluctuations in the price, quality and availability of raw materials;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the level of success the Company achieves in developing and introducing new products and entering new markets;

•

the impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the current disruptions to such currency markets, and the impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	the outcome of uncertainties related to litigation;

•	the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	federal, state, local and foreign taxes fluctuations in our tax obligations and effective tax rate;

•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussion from any of these or similar events or conditions; and

•	adverse changes to accounting rules or regulations.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2010 Form 10-K and Part II. Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.

The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC on could materially and adversely impact our operations and our future financial results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s restructuring efforts in Europe in 2010 and 2011) and employee separation costs in the 12 month period ended June 30, 2010 in connection with our debt covenant calculation. In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. The Company also discloses, from time to time, non-GAAP effective tax rates, which exclude the effect of the benefits of tax rulings relating to prior periods, as additional information in seeking to assess and compare our tax rates without the benefit of those tax rulings. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges and employee separation costs include actual cash outlays; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. For purpose of reporting these actions, Bush Boake Allen, Inc. (“BBA”), a wholly-owned subsidiary of IFF, and/or IFF are referred to as the “Company.”

Popcorn Flavor Litigation

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

In March 2008, the Company and another flavor supplier were named defendants in two lawsuits in the Hamilton County, Ohio Court of Common Pleas, one by nine current and former employees and the spouses of two such employees of a popcorn plant in Marion, Ohio (Ferguson case) and the other by ten current and former employees and three spouses of such employees of the same plant (Brown case). In August 2008, the Company and seven other flavor and material suppliers were named defendants in a lawsuit by nine plaintiffs (plus eight loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case). The Ferguson case was settled during the second quarter of 2011.

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

In May 2011, the Company was named as a third party defendant by another diacetyl supplier to the Company’s former Menonomee Falls, WI plant (Anderson case). From 2006 to 2009, the Company had various flavor products manufactured on its behalf at the Wisconsin plant.

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

On at least a quarterly basis the Company reviews the status of each pending claim, as well as its insurance coverage for such claims with due consideration given to potentially applicable deductibles, retentions and reservation of rights under its insurance policies, and the advice of its outside legal counsel and an independently developed model for assessing insurance deductible amounts with respect to all these matters. Based on information presently available and in light of the merits of its defenses and the availability of insurance, the Company does not expect the outcome of the above cases, singly or in the aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. There can be no assurance that future events will not require the Company to increase the amount it has accrued for any matter or accrue for a matter that has not been previously accrued. See Note 12 of the Notes to the Consolidated Financial Statements.

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

We analyze our liability on at least a quarterly basis and accrue for litigation loss contingencies when they are probable and estimable. During the second quarter 2010, we recorded a provision related to this case which is reflected in Other liabilities. The Company is unable to reasonably estimate the amount or realistic range of reasonably possible losses above its recorded liability, if any, that might result if the outcome of this matter is unfavorable. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on its financial position or liquidity; however, due to the unpredictability regarding the litigation process, such claims, if ultimately resolved against us, could potentially have a material adverse effect on our cash flows or reported results in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. The Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.

Environmental

Over the past 20 years, various federal and state authorities and private parties have claimed that the Company is a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

The Company has been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its liability on at least a quarterly basis. The Company accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $5 million.

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

The Company generally does not believe that it has significant risk or exposure to natural disasters; however, it is difficult to predict if, when or where such events may occur. In regards to the events in Japan that occurred during the first quarter 2011, the Company’s facility, operations and business environment have not been materially affected to this point in time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -

(c) Issuer Purchases of Equity Securities

The Company has not purchased any shares during the second quarter of 2011.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 9, 2011	By:	/s/ DOUGLAS D. TOUGH
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	August 9, 2011	By:	/s/ KEVIN C. BERRYMAN
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.