Form 10-Q
period 2011-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2011-11-08
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding as of October 28, 2011: 80,897,785

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$107,283	$131,332
Trade receivables	522,747	458,128
Allowance for doubtful accounts	(3,780)	(6,324)
Inventories: Raw materials	250,044	270,191
Work in process	9,015	6,211
Finished goods	275,706	255,273

Total Inventories	534,765	531,675
Deferred income taxes	48,667	74,160
Prepaid expenses and other current assets	173,755	136,224

Total Current Assets	1,383,437	1,325,195

Property, plant and equipment, at cost	1,383,563	1,344,883
Accumulated depreciation	(819,872)	(806,765)

	563,691	538,118

Goodwill	665,582	665,582
Other intangible assets, net	44,281	48,834
Deferred income taxes	119,433	122,800
Other assets	177,105	171,926

Total Assets	$2,953,529	$2,872,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$154,652	$133,899
Accounts payable	180,931	200,153
Accrued payroll and bonus	47,528	95,135
Dividends payable	29,965	21,657
Restructuring and other charges	1,064	3,977
Other current liabilities	161,122	206,130

Total Current Liabilities	575,262	660,951

Long-term debt	757,070	787,668
Deferred gains	48,611	50,917
Retirement liabilities	223,794	221,985
Other liabilities	150,328	147,779

Total Other Liabilities	1,179,803	1,208,349

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of September 30, 2011 and December 31, 2010; and outstanding 80,889,882 and 80,210,365 shares as of September 30, 2011 and December 31, 2010	14,470	14,470
Capital in excess of par value	125,664	123,809
Retained earnings	2,693,584	2,519,706
Accumulated other comprehensive loss	(280,847)	(275,351)
Treasury stock, at cost—34,871,958 shares as of September 30, 2011 and 35,551,475 shares as of December 31, 2010	(1,357,496)	(1,383,21	2)

Total Shareholders’ Equity	1,195,375	999,422

Noncontrolling interest	3,089	3,733

Total Shareholders’ Equity including noncontrolling interest	1,198,464	1,003,155

Total Liabilities and Shareholders’ Equity	$2,953,529	$2,872,455

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$713,775	$673,283	$2,143,635	$1,992,993

Cost of goods sold	435,400	388,235	1,283,377	1,152,737
Research and development expenses	53,637	53,214	167,322	161,688
Selling and administrative expenses	96,783	108,955	309,626	336,487
Restructuring and other charges, net	(645)	2,355	3,368	9,186
Interest expense	10,280	12,244	33,969	37,031
Other expense, net	5,846	2,097	12,957	6,967

	601,301	567,100	1,810,619	1,704,096

Income before taxes on income	112,474	106,183	333,016	288,897
Taxes on income	30,233	29,145	90,544	80,917

Net income	82,241	77,038	242,472	207,980
Other comprehensive income:
Foreign currency translation adjustments	(58,741)	42,055	(19,848)	5,412
Gains (Losses) on derivatives qualifying as hedges	5,403	(5,848)	3,972	(5,288)
Pension and postretirement net liability adjustment	2,670	2,025	10,380	5,476

Comprehensive income	$31,573	$115,270	$236,976	$213,580

Net income per share—basic	$1.01	$0.96	$3.00	$2.61
Net income per share—diluted	$1.00	$0.95	$2.96	$2.58
Average number of shares outstanding—basic	80,644	79,357	80,381	79,078
Average number of shares outstanding—diluted	81,628	80,266	81,422	79,997
Dividends declared per share	$0.31	$0.27	$0.85	$0.77

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$242,472	$207,980
Adjustments to reconcile to net cash provided by operations:
Depreciation and amortization	56,245	60,137
Deferred income taxes	25,672	(40,720)
Gain on disposal of assets	(2,365)	(2,960)
Stock-based compensation	19,456	16,708
Pension settlement/curtailment	3,583	—
Changes in assets and liabilities:
Current receivables	(71,928)	(60,926)
Inventories	(6,949)	(53,155)
Current payables	(125,030)	92,841
Other assets	(35,352)	(14,109)
Other liabilities	10,922	2,529

Net cash provided by operations	116,726	208,325

Cash flows from investing activities:
Additions to property, plant and equipment	(74,743)	(53,597)
Purchase of investments	(1,733)	(3,592)
Maturity of net investment hedges	(2,220)	1,668
Proceeds from disposal of assets	469	1,541

Net cash used in investing activities	(78,227)	(53,980)

Cash flows from financing activities:
Cash dividends paid to shareholders	(65,174)	(59,605)
Net change in bank borrowings and overdrafts	83,292	(76,086)
Repayments of long-term debt	(100,000)	—
Proceeds from issuance of stock under stock-based compensation plans	14,319	17,105
Excess tax benefits on stock-based payments	5,223	—

Net cash used in financing activities	(62,340)	(118,586)

Effect of exchange rate changes on cash and cash equivalents	(208)	(1,009)

Net change in cash and cash equivalents	(24,049)	34,750
Cash and cash equivalents at beginning of year	131,332	80,135

Cash and cash equivalents at end of period	$107,283	$114,885

Interest paid	$53,475	$53,086
Income taxes paid	$60,171	$45,882

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

Revisions

The prior year’s statement of cash flows has been revised to reflect adjustments to Changes in Other assets and Changes in Other liabilities to properly exclude certain non-cash activity on a gross basis. As a result, $8.1 million was reclassified from Changes in Other assets to Changes in Other liabilities in the statement of cash flows for the nine months ended September 30, 2010. There were no changes to the balance sheet, operating cash flows, net income or stockholder’s equity as a result of these revisions in the respective periods.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholder’s Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Retrospective application will be required and is effective for the Company as of the beginning of 2012. The application of this revised guidance is not expected to have a significant impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of income and equity.

In September 2011, the FASB issued authoritative guidance allowing entities the option of first performing a qualitative assessment to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value exceeds the carrying amount, an entity does not have to perform step one of the goodwill impairment testing. This new guidance is effective for fiscal years beginning on or after December 15, 2011 with early adoption permitted. The Company expects to adopt this guidance when performing its annual goodwill impairment testing in the fourth quarter 2011. Adoption of this guidance is not expected to have an impact on the Company’s consolidated financial position or results of operations.

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2011	2010	2011	2010
Basic	80,644	79,357	80,381	79,078
Assumed dilution under stock plans	984	909	1,041	919

Diluted	81,628	80,266	81,422	79,997

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 78,000 and 378,000 shares were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted net income per share since the impact was anti-dilutive.

We have issued shares of purchased restricted common stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. We did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share or less for each period presented and the number of PRS outstanding as of September 30, 2011 and 2010 was immaterial (approximately 0.6% of the total number of common shares outstanding for both periods). Net income allocated to such PRS was $0.5 million during each of the three months ended September 30, 2011 and 2010 and $1.5 million and $1.3 million during the nine months ended September 30, 2011 and 2010, respectively.

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

Changes in restructuring liabilities during the nine months ended September 30, 2011 were as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related and Other	Total
Balance December 31, 2010	$3,977	$—	$—	$3,977
Additional charges (reversals), net (1)	(1,156)	3,877	647	3,368
Non-cash charges	—	(3,139)	—	(3,139)
Payments and other costs	(1,240)	(738)	(647)	(2,625)

Balance September 30, 2011(2)	$1,581	$—	$—	$1,581

(1)	The reversal of employee-related liabilities is due to certain employees accepting other roles within the Company.
(2)	$0.5 million of the remaining employee-related liability is classified in Other liabilities as of September 30, 2011 in the Consolidated Balance Sheet.

During the second quarter 2011, the Company executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result, we recorded a charge of $3.9 million to cover settlements and special termination benefits during the quarter. This settlement was funded primarily through pension plan investment trust assets.

During the third quarter 2011, the Company received a $1.4 million reimbursement from the Ireland government related to severance payments made to the former employees of the Drogheda manufacturing facility in accordance with local statutory laws which is included in Payments and other costs above. A receivable for this reimbursement was recorded at the time the employee-related liabilities were accrued and was reflected as a reduction of the associated liabilities.

In the aggregate as of September 30, 2011, we have recorded expenses of $34.1 million relating to this rationalization, of which $27.8 million was recorded to Restructuring and other charges, net and $6.3 million was recorded to Costs of goods sold, Research and development (R&D) and Selling and administrative expenses. We do not anticipate any further expenses related to this rationalization.

Note 4. Other Intangible Assets, Net:

Trademark and other intangible assets consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(121,125)	(116,572)

Total	$44,281	$48,834

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the three months ended September 30, 2011 and 2010 was $1.5 million in each period and amortization expense for the nine months ended September 30, 2011 and 2010 was $4.6 million in each period. Annual amortization is expected to be $6 million for years 2011 through 2013 and $5 million for 2014 and 2015.

Note 5. Comprehensive Income:

Changes in the Accumulated other comprehensive income (loss) (“AOCI”) component of shareholders’ equity during the nine months ended September 30, 2011 and 2010 were as follows:

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postretirement net liability adjustment, net of tax	Total
Balance at December 31, 2010	$(74,826)	$(4,183)	$(196,342)	$(275,351)
Change	(19,848)	3,972	10,380	(5,496)

Balance at September 30, 2011	$(94,674)	$(211)	$(185,962)	$(280,847)

(DOLLARS IN THOUSANDS)	Translation adjustments	Accumulated (losses) gains on derivatives qualifying as hedges, net of tax	Pension and postretirement net liability adjustment, net of tax	Total
Balance at December 31, 2009	$(68,606)	$(2,741)	$(199,627)	$(270,974)
Change	5,412	(5,288)	5,476	5,600

Balance at September 30, 2010	$(63,194)	$(8,029)	$(194,151)	$(265,374)

Note 6. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2011	December 31, 2010
Senior notes—2007	6.40%	2017-27	500,000	500,000
Senior notes—2006	6.10%	2013-16	225,000	325,000
Japanese yen note	2.81%	2011	23,731	22,274
Bank borrowings and overdrafts	0.69%	2012	151,545	61,396
Deferred realized gains on interest rate swaps			11,446	12,897

			911,722	921,567
Less: Current portion of long-term debt			$(154,652)	$(133,899)

			757,070	787,668

The estimated fair value at September 30, 2011 of our Senior Notes—2007 and Senior Notes—2006 was approximately $604 million and $252 million, respectively. The estimated fair value at December 31, 2010 of our Senior Notes—2007 and Senior Notes—2006 was approximately $585 million and $357 million, respectively. The fair value of our Senior Notes was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk. The estimated fair value of the remainder of our debt at September 30, 2011 and December 31, 2010 approximated the carrying value.

On July 12, 2011, we made a $100 million debt repayment related to the maturity of our Senior notes – 2006, which was funded primarily through existing cash balances with the remainder coming from our existing credit facility.

On October 11, 2011, the Company entered into a commitment letter with several major financial institutions for a new revolving credit facility that is intended to refinance the Company’s existing multicurrency revolving credit facility in advance of its maturity on November 23, 2012. The Company has no obligation to consummate the financing contemplated by this commitment letter and the commitments of the financial institutions thereunder are subject to several conditions. No assurances can be given that the refinancing will be completed, or if it is completed, that the terms of the refinancing will be on similar terms to our existing revolving credit facility.

We expect to repay our Japanese yen note maturing in November 2011 using existing cash balances and/or our existing credit facility.

Note 7. Income Taxes:

As of September 30, 2011, we had $66 million of gross unrecognized tax benefits, excluding interest and penalties that, if recognized, would be recorded as a component of income tax expense and would affect our effective tax rate. We recorded $2 million in Other current liabilities and $64 million in Other liabilities.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2011, we had accrued $13 million of interest and penalties.

We have several tax audits and/or litigation in process and of these, the most significant is related to ongoing tax assessments and uncertain tax positions within our European operations. While we believe our position in regard to these matters is in accordance with applicable legislation, the local tax authority is challenging our position. We have recorded a liability for unrecognized tax benefits, included in the $66 million amount above, based on our best estimate of uncertain tax positions related to these cases. There could be future events or changes in facts or circumstances that could require us to further increase our liability for unrecognized tax benefits, and if the aforementioned tax assessments are ultimately resolved against us, the resulting increase in our liability for uncertain tax benefits could have a material impact on our results of operations and cash flows in a particular period.

In addition, we have several other tax audits in process and have open tax years with various taxing jurisdictions that range primarily from 2002 to 2010. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position, results of operations or liquidity.

We regularly repatriate a portion of current year earnings from select non–U.S. subsidiaries. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects.

The effective tax rate for the three months ended September 30, 2011 was 26.9% compared with 27.4% for the three months ended September 30, 2010. The reduction in the effective tax rate for the three-month period principally reflects a U.S. R&D credit in the 2011 period.

The effective tax rate for the nine months ended September 30, 2011 was 27.2% compared with 28.0% for the nine months ended September 30, 2010. The 2011 nine month period includes a $5.8 million charge to write off deferred tax assets associated with recent U.S. state law changes enacted during the second quarter 2011. This charge was substantially offset by several other items, including approximately $3 million related to reserve reversals on uncertain tax positions, a more favorable mix of earnings and remittances and a U.S. R&D credit in the 2011 period.

Note 8. Equity Compensation Plans:

We have various plans under which our officers, senior management, other key employees and directors may be granted equity-based awards, including PRS, restricted stock units (“RSU’s”), SSAR’s or stock options to purchase our common stock.

We offer a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan award payouts are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each three-year LTIP cycle. The targeted payout of each active LTIP cycle is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, an executive may receive a pro-rated payout for each LTIP cycle based on active service during such cycle.

We use the Binomial lattice pricing model for estimating the fair value of SSAR’s granted. Principal assumptions used in applying the Binomial model for SSAR’s granted during the nine months ended September 30, 2011 and 2010 were as follows:

	2011	2010
Weighted average fair value of SSAR’s granted during the period	$11.47	$10.41
Assumptions:
Risk-free interest rate	1.7%	2.2%
Expected volatility	23.2%	29.8%
Expected dividend yield	2.1%	2.2%
Expected life, in years	5	5
Termination rate	0.99%	1.09%
Exercise multiple	1.43	1.38

Stock option and SSAR activity for the nine months ended September 30, 2011 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Options/SSARs	Weighted Average Exercise Price
Balance at December 31, 2010	1,440	$37.46
Granted	78	$62.13
Exercised	(421)	$37.63

Balance at September 30, 2011	1,097	$39.09

RSU and PRS activity for the nine months ended September 30, 2011 was as follows:

(SHARE AMOUNTS IN THOUSANDS)	RSU	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	1,029	$40.29
Granted	257	$59.18
Vested	(269)	$43.34
Cancelled	(30)	$41.78

Balance at September 30, 2011	987	$44.83

(SHARE AMOUNTS IN THOUSANDS)	PRS	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	525	$19.32
Granted	174	$31.05
Vested	(194)	$20.45

Balance at September 30, 2011	505	$22.93

Pre-tax expense related to all forms of equity compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Restricted stock and RSU’s	$3,231	$5,530	$18,386	$15,639
Stock options and SSAR’s	313	398	1,070	1,069

Total equity compensation expense	$3,544	$5,928	$19,456	$16,708

Tax benefits associated with stock-based compensation of $1.1 million and $2.1 million were recognized for the three months ended September 30, 2011 and 2010, respectively, and $6.3 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 9. Segment Information:

We are organized into two business segments: Flavors and Fragrances. These segments align with the internal structure used to manage these businesses. Accounting policies used for segment reporting can be found in Note 12 of the Notes to the Consolidated Financial Statements included in our 2010 Form 10-K. We evaluate the performance of these segments, which we refer to as business units, based on Operating profit before Interest expense, Other expense, net and Taxes on income.

The Global expenses column represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual business units.

Our reportable segment information is as follows:

	Three Months Ended September 30, 2011
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$340,610	$373,165	$—	$713,775

Operating profit	$71,162	$59,315	$(1,877)	$128,600

Interest expense				(10,280)
Other expense, net				(5,846)

Income before taxes on income				$112,474

	Three Months Ended September 30, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$300,540	$372,743	$—	$673,283

Operating profit	$62,980	$68,611	$(11,067)	$120,524

Interest expense				(12,244)
Other expense, net				(2,097)

Income before taxes on income				$106,183

	Nine Months Ended September 30, 2011
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$1,024,604	$1,119,031	$—	$2,143,635

Operating profit	$221,119	$186,266	$(27,443)	$379,942

Interest expense				(33,969)
Other expense, net				(12,957)

Income before taxes on income				$333,016

	Nine Months Ended September 30, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global Expenses	Consolidated

Net sales	$905,032	$1,087,961	$—	$1,992,993

Operating profit	$189,064	$190,000	$(46,169)	$332,895

Interest expense				(37,031)
Other expense, net				(6,967)

Income before taxes on income				$288,897

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2011 and 2010 were $169 million and $166 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $498 million and $475 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2011 and 2010 were $545 million and $507 million, respectively, and for the nine months ended September 30, 2011 and 2010 were $1.6 billion and $1.5 billion, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 10. Retirement Benefits:

Pension expense included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$975	$1,016	$2,702	$2,836
Interest cost on projected benefit obligation	6,266	6,164	18,280	18,143
Expected return on plan assets	(6,264)	(6,026)	(18,803)	(18,110)
Net amortization and deferrals	3,270	1,958	8,915	5,581
Loss due to curtailments	—	—	444	—

Defined benefit plans	4,247	3,112	11,538	8,450
Defined contribution and other retirement plans	675	1,742	4,333	5,479

Total pension expense	$4,922	$4,854	$15,871	$13,929

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$2,601	$2,448	$7,825	$7,642
Interest cost on projected benefit obligation	8,289	8,506	25,333	25,518
Expected return on plan assets	(11,141)	(10,710)	(33,830)	(32,149)
Net amortization and deferrals	1,294	1,345	3,999	4,034
Loss due to settlements and special terminations	—	63	3,877	126

Defined benefit plans	1,043	1,652	7,204	5,171
Defined contribution and other retirement plans	1,065	985	3,852	3,182

Total pension expense	$2,108	$2,637	$11,056	$8,353

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

In connection with negotiations completed during the second quarter 2011, we have amended the pension plan for one of our North American Ingredients plants. We recorded a curtailment charge of $0.4 million during the second quarter 2011 to recognize a portion of the unrecognized prior service costs associated with the years of service no longer expected to be rendered and credited as service under the plan.

We expect to contribute $12 - $15 million to our qualified U.S. pension plans and approximately $20 million to our non-U.S. pension plans during 2011. In the three and nine months ended September 30, 2011, no contributions were made to our qualified U.S. pension plan. For the three and nine months ended September 30, 2011, $3.8 million and $11.2 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2011, $1.0 million and $2.9 million of benefit payments were made with respect to our non-qualified U.S. pension plan, respectively.

The financial returns of our pension plan investment trusts during the three and nine months ended September 30, 2011 continue to be generally in line with the markets by asset class.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Service cost for benefits earned	$368	$410	$884	$1,230
Interest on benefit obligation	1,487	1,643	4,396	4,929
Net amortization and deferrals	(571)	(489)	(1,914)	(1,467)

Total postretirement benefit expense	$1,284	$1,564	$3,366	$4,692

We expect to contribute approximately $6 million to our postretirement benefits other than pension plans during 2011. In the three and nine months ended September 30, 2011, $1.2 million and $3.9 million of contributions were made.

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

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2011.

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

In 2003, we executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the Company and its Japanese subsidiary which has been designated as a cash flow hedge.

In 2005, we entered into a six-year interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (“TIBOR”) plus an interest markup. This swap was designated as a fair value hedge. Amounts recognized in Interest expense for all periods presented have been immaterial.

During the year ended December 31, 2010, we entered into multiple forward currency contracts, which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. Six of these forward currency contracts matured during the year ended December 31, 2010. The remaining outstanding forward currency contracts matured during the six months ended June 30, 2011. Beginning in December 2010, the Company no longer designated these contracts as net investment hedges. Changes due to differences in the exchange rates for these contracts were recorded in earnings effective December 2010.

During the third quarter of 2010, we entered into two three-year interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the three and nine months ended September 30, 2011.

During the first nine months of 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Three of these forward currency contracts matured during the three months ended September 30, 2011 and six of these contracts matured during the nine months ended September 30, 2011. The outstanding forward currency contacts have remaining maturities of less than one year.

During the first nine months of 2011 and the second half of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted US Dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company's derivative instruments outstanding as of September 30, 2011 and December 31, 2010:

(DOLLARS IN THOUSANDS)	September 30, 2011	December 31, 2010
Forward currency contracts	$168,964	$104,108
Interest rate swaps	$123,731	$122,274

The following tables show the Company's derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$6,192	$5,483	$11,675
Interest rate swaps	604	—	604

	$6,796	$5,483	$12,279
Derivative liabilities (b)
Foreign currency contracts	$4,594	$2,115	$6,709

	December 31, 2010
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$2,984	$1,491	$4,475
Interest rate swaps	112	—	112

	$3,096	$1,491	$4,587
Derivative liabilities (b)
Foreign currency contracts	$7,086	$9,276	$16,362
Interest rate swaps	348	—	348

	$7,434	$9,276	$16,710

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	All derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company's derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative For the three months ended September 30,		Location of (Loss) Gain Recognized in Income on Derivative
	2011	2010
Foreign currency contracts	$4,720	$(7,148)	Other expense, net

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative For the nine months ended September 30,		Location of (Loss) Gain Recognized in Income on Derivative
	2011	2010
Foreign currency contracts	$(10,130)	$7,159	Other expense, net

Most of these net gains or losses offset any recognized gains or losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion) For the three months ended September 30,		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion) For the three months ended September 30,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$73	$(394)	Other expense, net	$(655)	$(452)
Forward currency contracts	$5,329	$(5,447)	Cost of goods sold	$(1,217)	$—
Derivatives in Net Investment Hedging Relationships:
Forward currency contracts	$1,972	$(9,296)	N/A	$—	$—
Total	$7,374	$(15,137)		$(1,872)	$(452)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion) For the nine months ended September 30,		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion) For the nine months ended September 30,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$743	$(578)	Other expense, net	$(1,742)	$(1,062)
Forward currency contract	$3,202	$(4,700)	Cost of goods sold	$(3,837)	$—
Derivatives in Net Investment Hedging Relationships:
Forward currency contract	$(441)	$(6,170)	N/A	$—	$—
Total	$3,504	$(11,448)		$(5,579)	$(1,062)

(1)	Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2011 and 2010. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2011 and 2010.

The Company expects that approximately $1.1 million (net of tax) of derivative gains included in AOCI at September 30, 2011, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Commitments and Contingencies:

At September 30, 2011, we had outstanding bank guarantees and undrawn letters of credit from financial institutions. These relate to ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions.

We also have contingencies principally related to the jurisdictions in which we operate including such items as value-add taxes and other indirect taxes, customs and duties and sales and use taxes.

The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss. A loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The amount of ultimate loss may differ from these estimates and further events may require the Company to increase or decrease the amounts it has accrued on any matter. It is possible that cash flows or results of operations could be materially affected, by the unfavorable or favorable resolution of one or more of these contingencies.

Periodically, we assess our insurance coverage for all known claims, where applicable, taking into account aggregate coverage by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with our insurance carriers. The liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. We record the expected liability with respect to claims in Other liabilities and expected recoveries from our insurance carriers in Other assets. We recognize a receivable when we believe that realization of the insurance receivable is probable under the terms of the insurance policies and our payment experience to date.

Popcorn and Flavor Litigation

From January 2007 through the third quarter of 2011, we had been named as a party to a number of lawsuits and claims related primarily to flavoring supplied by us and by other third party suppliers, in most instances to manufacturers of butter flavored popcorn. During the third quarter 2011, we settled all cases that were then outstanding, approximately 16 actions involving approximately 260 claimants for an amount, net of insurance recoveries, which was not material. Subsequent to the settlement, we have been named as defendants in five new actions involving 13 claimants, that have been brought against us and other flavor suppliers and related companies. These new claims against us primarily arise from allegations based on the same flavoring as those actions which were settled during the third quarter of 2011. With respect to these new claims, individually or in the aggregate, we do not believe that there is a reasonable possibility that (i) any loss has been incurred that exceed amounts already recognized or (ii) the aggregate amount of additional losses, if any, would have a material adverse effect on our financial condition, results of operations or liquidity.

Patent Claims

A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances Inc. was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability, asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. Although the Company denies the allegations and intends to defend its position in Court, the parties are engaged in settlement discussions to try to resolve this litigation. There is no certainty as to whether the parties will settle this case or as to the outcome of the settlement, if any.

We analyze our liability on at least a quarterly basis and accrue for litigation loss contingencies when they are probable and estimable. During the second quarter 2010, we recorded a provision related to this case which is reflected in Other liabilities. The Company is unable to reasonably estimate the amount or realistic range of reasonably possible losses above its recorded liability, if any, that might result if the outcome of this matter is unfavorable. Based on present information, the Company believes that its ultimate liability, if any, arising from this proceeding would not have a material adverse effect on our financial condition, results of operations or liquidity. Due to the unpredictability regarding the litigation process and the ongoing settlement discussions, such claims, if ultimately resolved against us, could potentially have a material impact on our cash flows or results of operations in a particular period. An adverse outcome could also potentially affect our ability to sell one or more flavor products to the extent the Court ultimately issued an injunction related to the patents. Although settlement discussions are ongoing, the Company disputes the allegations of wrongdoing, believes it has meritorious defenses and is vigorously defending all claims.

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

We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our liability on a regular basis and accrue for environmental liabilities when they are probable and estimable. At September 30, 2011, we estimated our share of the total future costs for these sites to be less than $5 million and we have provided for such future costs based on our best estimate of our share of future costs.

While joint and several liability is authorized under federal and state environmental laws, we believe that the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. Our assessment is based upon, among other things, the involvement of other PRP’s at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of our liability insurers pursuant to which defense costs and indemnity amounts payable by us in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other Contingencies

We have several tax audits and/or litigation in process and of these, the most significant is related to ongoing tax assessments and uncertain tax positions within our European operations. See Note 7. Income Taxes for further information.

In addition to the matters above, we are a party to other claims or litigation arising in the ordinary course of business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global creator of flavors and fragrances used in a wide variety of consumer products. The flavor and fragrance market is estimated to be approximately $16-17 billion; however the exact size of the global market is limited due to fragmentation. We estimate that the overall market is growing at two to three percent per year on a long-term basis, with the top four companies growing faster than the market. Customer expansion, disposable income growth and technological advancements are all structural drivers of growth. Changing social habits resulting from increases in personal income, health and wellness and urbanization are stimulating demand for consumer products utilizing flavors and fragrances, especially in the emerging markets. These factors also drive our focus on the creation and development of new molecules, technologies and solutions that facilitate and improve the end-use consumption of flavors and fragrances in consumer products.

IFF is organized into two units that reflect our Flavor and Fragrance businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products categories such as beverages, dairy, prepared foods and food (including savory products) and confectionery products. The Fragrance business unit consists of three primary categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of natural and synthetic ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners. Approximately half of our ingredient production is consumed internally; the balance is sold to third party customers.

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

The basis of our strategy focuses on leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. With over 75 percent of our global sales outside the United States, and 45 percent of our global sales in emerging markets (such as Latin America, Eastern Europe and much of Greater Asia), we believe we are well-positioned to capture future growth.

At IFF, we believe our ability to deliver superior innovation is one of our greatest opportunities as a company going forward. Innovation is instrumental in driving new business, as it is an integral part of our customers’ brands.

Through an in-depth assessment of our portfolio of regions, categories and customers, our businesses are able to identify opportunities where we can accelerate our performance by further leveraging our more profitable portions of our portfolio and improving those areas that are underperforming. Moving forward, as we maximize our portfolio, we believe we will be in a stronger position to help our customers grow their brands and to help deliver greater financial returns for our shareholders.

FINANCIAL PERFORMANCE OVERVIEW

Reported sales in the third quarter were up 6% year-over-year reflecting continued strength in our Flavors business, realization of price increases in both businesses plus favorable exchange rate impacts that more than offset lower volumes in Fragrances. Excluding currency impacts, we achieved growth of 1% in the third quarter 2011 in the face of double-digit growth last year. On a long-term basis, we expect that sales growth for the industry will generally be in-line with the underlying assumptions that support our long-term strategic goals, albeit with some risk in the near-term given the general global economic uncertainty.

Gross margins were down year-over-year in the third quarter as higher raw material costs were partially offset by the realization of price increases, operational improvements and benefits associated with the European Fragrance rationalization. While there have been signs of relief in energy costs and pockets of stability in raw material costs, the overall situation remains fluid. We expect that raw material costs will remain at elevated levels (especially within the Fragrance business) for at least the balance of the year. As such, we continue to work towards additional price increases in order to recover these expected cost increases.

Ongoing cost discipline and lower incentive compensation accruals were substantially offset by significant input cost pressure. As a result, operating profit margin improvement was limited to 10 basis points (“bps”) to 18.0% from 17.9% in the prior year quarter. The 2011 period includes income of $0.6 million (10 bps) related to restructuring liability reversals and the 2010 period includes $2.4 million (30 bps) related to additional restructuring costs. Excluding these amounts, adjusted operating profit margin declined 40 bps to 17.9% from 18.3%.

Year-to-date cash flow from operations has declined versus the comparable period last year, as higher earnings were more than offset by higher incentive compensation payments and higher tax and trade payments.

Operations

Comparison of Third Quarters of 2011 and 2010

Sales Commentary

Third quarter 2011 sales totaled $714 million, an increase of 6% from the prior year quarter. Overall, the U.S. dollar weakened versus a year-ago for most of the currencies that we do business in. Excluding currency impacts, local currency (LC) sales grew by 1%, reflecting continued high-single digit LC growth in our Flavors business and the realization of price increases across both businesses. Emerging markets experienced global LC growth of 4%. These increases were partially offset by softness in base business volumes in Fragrances, which resulted in a 5% decline in LC sales versus last year. The year-over-year decline in Fragrances reflects substantial volume declines in the Ingredients category as well as the comparable to strong year-ago growth of 15%. The volume softness in Ingredients was largely attributable to the proactive pricing implemented to protect long-term margins.

On a reported basis, Flavors’ sales increased 13%; excluding the impact of foreign currency, LC sales for the Flavors business increased 8% from the prior year period. The continued strong performance was driven by new business with our customers, which accounted for the vast majority of the overall growth. The balance of growth was attributable to both an improvement in underlying demand for our customers’ products and realization of price increases. LC growth was led by double-digit gains in Savory combined with high single-digit gains in Beverages. Regionally, the business benefited from mid to high single-digit growth in all regions. Sales in North America (NOAM) were up 9% substantially driven by new business performance and price realization that resulted in double-digit gains in both the Savory and Beverage categories. Growth of 5% in Europe, Africa, and Middle East (EAME) was substantially attributable to double-digit growth in the Savory category. Greater Asia (GA) LC growth of 10% was led by double-digit gains in Beverages, as well as mid single-digit growth in Savory, Confectionary and Dairy. Latin America’s LC growth of 6% reflects high single-digit growth in Confectionery along with mid single-digit gains in Savory. Overall growth was led by low double-digit growth in emerging markets.

Sales for the Fragrance business were flat year-over-year on a reported basis, but were down 5% in LC terms. The year-over-year decline reflects underlying volume softness on existing business in Fine & Beauty Care and Functional Fragrances and sharply lower sales volume within the Ingredients category as well as very strong year-ago comparables (15% LC growth). New business performance with our customers plus realization of price increases were more than offset by softness on existing business in the Fine & Beauty and Functional categories and significantly lower sales activity in Ingredients (15% decline in LC sales). Our Fine & Beauty Care category saw declines of 4% versus year-ago performance as gains in Hair Care were more than offset by existing business softness for Fine Fragrance, which benefited from double-digit LC growth last year. Overall, our Functional Fragrance LC sales were flat year-over-year as new business performance and realization of price increases effectively offset weakness in existing business volumes with certain customers. All regions saw year-over-year declines in LC sales.

Sales performance by region and product category in comparison to the prior year quarter in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales-Third Quarter 2011 vs Third Quarter 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-2%	3%	-10%	-3%	9%	3%
EAME	Reported	5%	11%	-8%	4%	15%	8%
	Local Currency	-6%	0%	-16%	-6%	5%	-2%
Latin America	Reported	-2%	1%	-15%	-2%	9%	2%
	Local Currency	-4%	1%	-16%	-3%	6%	0%
Greater Asia	Reported	1%	0%	-12%	-2%	17%	10%
	Local Currency	-2%	-3%	-15%	-4%	10%	4%
Total	Reported	1%	5%	-10%	0%	13%	6%
	Local Currency	-4%	0%	-15%	-5%	8%	1%

•

NOAM Fragrance sales were down 3% in the current quarter compared to double-digit growth in the year-ago period (+11%). The decline reflects sharply lower volumes for Ingredients (-10% LC sales versus 33% growth last year) plus weaker volume on existing business in Fine and Beauty that more than offset realization of price increases across all categories and 3% LC growth in Functional Fragrance (driven by double-digit gains in Home Care). The high single-digit growth in NOAM Flavors business was led by new business and volume gains including double-digit LC growth in the Savory and Beverage categories.

•

EAME sales in LC terms were down 2% overall, driven mainly by lower volumes on existing business in the Fine Fragrance categories and softness in the Ingredients category. The year-over-year performance in Fragrances was also impacted by strong growth in the prior year period as Fine and Beauty Care and Ingredients had prior year LC growth of 23% and 9%, respectively. These were partially offset by mid single-digit growth in Flavors (led by double-digit growth in Savory) resulting from new business and realization of price increases. Flavors growth was strongest in emerging markets in the region.

•

Latin America LC sales performance was flat although new business and realization of price increases drove double-digit gains in the Confectionery and Dairy categories along with mid single-digit growth in Savory. This growth was offset by double-digit declines in the Beauty Care and Ingredients categories. Exceptionally strong growth last year in Fine & Beauty Care and Ingredients (LC growth of 54% and 12%, respectively) is partially driving the year-over-year sales weakness in Fragrances.

•

GA delivered solid LC sales growth of 4%, led by double-digit gains in Beverages, Fabric Care and Hair Care along with mid-single digit growth for all other Flavors categories. Partially offsetting these gains were double-digit declines in Fine Fragrance, Personal Wash and Ingredients.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Three months ended September 30,
	2011	2010
Cost of goods sold	61.0%	57.7%
Research and development expenses	7.5%	7.9%
Selling and administrative expenses	13.6%	16.2%

Cost of goods sold, as a percentage of sales, increased 330 bps in 2011 compared to 2010. The change versus last year reflects significantly higher raw material costs (especially in Fragrances) and weaker sales mix which were partially offset by margin recovery efforts, realization of price increases and benefits associated with the European Fragrances rationalization that was completed in late 2010. Raw material costs increased 13% as compared to the same period a year ago.

Research and development (R&D) expenses increased approximately $0.4 million from the prior year quarter, but were down slightly as a percent of sales. The increased spending was due to additional investments to support our strategic growth initiatives and lower tax credits, partially offset by reduced provisions for incentive compensation.

Selling and administrative expenses (S&A), as a percentage of sales, decreased 260 bps versus the prior period. S&A expenses decreased $12 million versus the prior year quarter, driven by lower provisions for incentive compensation. Additional decreases from continued discipline in the management of costs and lower provisions for contingency losses were substantially offset by targeted commercial investments to support growth and the effects of a weaker U.S. dollar.

Interest Expense

In the third quarter of 2011, interest expense decreased $2 million versus a year-ago principally as a result of the repayment of $100 million in private placement debt early in the third quarter of 2011. Average cost of debt was 4.3% in the third quarter 2011 compared to 5.1% in the third quarter 2010.

Other Expense, Net

Other expense, net was $6 million in the third quarter of 2011 versus $2 million in the third quarter 2010. The change was principally due to a decrease in the fair value of investments related to our Deferred Compensation Plan.

Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 26.9% compared with 27.4% for the three months ended September 30, 2010. The reduction in the effective tax rate for the three-month period principally reflects a U.S. R&D credit in the 2011 period.

Operating Results by Business Unit

We evaluate the performance of business units based on Operating profit before Interest expense, Other expense, net and Income taxes. See Note 9 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors

In the third quarter 2011, Flavors operating profit totaled $71 million, or 20.9% as a percentage of sales, an increase of 13% from $63 million, or 21.0% as a percentage of sales in 2010. The higher operating profit was driven by the strong sales growth and realization of price increases. These benefits were partially offset by effects of higher raw material costs.

Fragrances

Fragrance operating profit for the third quarter of 2011 was $59 million, or 15.9% as a percentage of sales, a 14% decrease from $69 million, or 18.4% as a percentage of sales in 2010. The 2011 and 2010 periods included $0.6 million of income from the reversal of prior provisions and $2.4 million of expense, respectively, pertaining to restructuring expense associated with the rationalization of our European fragrance manufacturing footprint. Excluding these restructuring charges from each period, operating profit decreased $12 million to $59 million (15.7% of sales) in 2011 versus $71 million (19.0% of sales) during 2010. The decline in operating profit was driven by higher raw material costs and lower sales volume in existing business that more than offset the realization of price increases, benefits associated with the European rationalization, other profit improvement initiatives and lower incentive compensation expenses. Operating margin also benefited from favorable foreign currency exchange rate movements of 50 bps.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other R&D and administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses for the third quarter were $2 million compared to $11 million during the third quarter of 2010. The decrease was primarily attributable to reduced provisions for incentive compensation programs, lower loss related provisions and ongoing cost discipline efforts.

Comparison of First Nine Months of 2011 and 2010

Sales Commentary

Sales in the first nine months of 2011 totaled $2.1 billion, an increase of 8% from the prior year. Excluding currency impacts, local currency (LC) sales grew by 4%, driven principally by new business and the realization of price increases that have been implemented to mitigate the effects of higher raw material costs. Approximately half of the LC sales growth was attributable to new business across both business units, as realization of price increases was more than offset by volume declines on existing business in Fragrances. Overall LC growth was driven by 8% growth in the emerging markets.

On a reported basis, Flavors’ sales increased 13%; excluding the impact of foreign currency, LC sales for the Flavors business increased 9% versus the prior year period. The vast majority of the increase was driven by new business with our customers, followed by growth in the underlying demand for our customers’ products and the realization of price increases. The sales growth includes the impact of exiting approximately $3 million (including approximately $1 million in the third quarter 2011) of less profitable non-strategic business. LC growth was led by double-digit gains in Savory and Beverages and high-single digit gains in Confectionery, all of which benefited from new business, higher volumes and pricing. Regionally, the business benefited from double digit growth in North America whereas EAME and GA had high-single digit LC growth. Sales in NOAM were led by double-digit gains in Savory and Beverage. The improvement in EAME reflects growth in all categories led by near or double-digit gains in Savory, Beverage and Confectionary. EAME performance continues to be led by our performance in the emerging market countries within the region. GA’s LC growth of 9% was driven by double-digit gains in Beverages followed by high single-digit gains in Confectionery and Dairy. Latin America’s LC growth of 5% was driven by double-digit gains in Confectionery and Dairy as well as high-single digit growth in Savory. These gains were somewhat offset by lower Beverage volume. Globally, growth was led by double-digit growth in emerging markets.

The Fragrances business experienced a 3% increase in reported sales and was flat in LC terms compared to 18% LC sales growth during the comparable 2010 period. Continued gains in new business performance with our customers combined with the realization of price increases effectively offset lower volumes on existing business. Year-over-year LC sales performance was led by double-digit growth in Home Care along with low single-digit gains in Fine & Beauty Care and Fabric Care categories. Offsetting these gains was a 6% decline in Ingredients compared to a 21% increase during the 2010 period. LC growth within the regions was led by GA at 3%, mainly due to new business and slightly higher volumes, notably within the Fabric Care which had double-digit LC gains. All other regions were flat to slightly down reflecting gains in Hair Care and Home Care that were largely offset by volume erosion in Fine & Beauty in North America as well as declines in Ingredients in all regions. Global growth was led by single-digit growth in emerging markets which represented more than 40% of total Fragrance sales.

Sales performance by region and product category in comparison to the prior year period in both reported dollars and local currency, where applicable, was as follows:

		% Change in Sales - First Nine Months 2011 vs. First Nine Months 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
North America	Reported	-3%	3%	-2%	0%	11%	5%
EAME	Reported	10%	5%	-3%	5%	16%	9%
	Local Currency	3%	-1%	-8%	-1%	9%	3%
Latin America	Reported	4%	0%	-10%	0%	7%	3%
	Local Currency	1%	0%	-11%	-1%	5%	1%
Greater Asia	Reported	4%	8%	2%	6%	15%	11%
	Local Currency	1%	6%	-1%	3%	9%	7%
Total	Reported	5%	4%	-3%	3%	13%	8%
	Local Currency	1%	2%	-6%	0%	9%	4%

•

NOAM LC growth was led by 11% Flavors growth as strong new business gains and realization of price increases in Savory and Beverages more than offset volume declines in Dairy. Fine & Beauty Care sales declined 3% reflecting very strong year-ago comparables of +16% (including re-stocking benefits in 2010) combined with lower volume and consumption by certain key customers. Functional Fragrance sales were up 3% versus last year as new business wins and volume gains in Home Care offset lower volumes on existing business in Fabric Care and Personal Wash.

•

EAME LC growth was led by 9% growth in Flavors resulting from double-digit growth in the Savory along with high single-digit growth in Beverages and Confectionary. This growth was mainly due to new business within our emerging markets in the region, as well as the realization of price increases and volume. Fine & Beauty Care delivered 3% year-over-year LC growth despite exceptional performance of 35% growth in the prior year period. Functional Fragrance LC sales were down slightly (-1%) versus a year-ago when LC growth was 8%. Ingredients LC sales decreased 8% coming off very strong growth of 22% in the comparable 2010 period.

•

Latin America LC sales growth of 1% was driven by double-digit gains in Confectionary and Dairy that was offset by low-single digit declines in Beverages. Within Fragrances, single-digit LC sales growth in Fine & Beauty Care were offset by volume softness in Ingredients.

•	GA delivered solid LC sales growth of 7%, led by near double-digit gains in Flavors along with single-digit sales growth in Fine & Beauty Care and Functional Fragrances.

Consolidated Operating Results

The percentage relationship of cost of goods sold and other operating expenses to reported sales is as follows:

	Nine months ended September 30,
	2011	2010
Cost of goods sold	59.9%	57.8%
Research and development expenses	7.8%	8.1%
Selling and administrative expenses	14.4%	16.9%

Cost of goods sold, as a percentage of sales, increased 210 bps in 2011 compared to 2010. The increase versus last year was mainly driven by higher raw material costs combined with less favorable sales mix. Overall, raw material costs have increased approximately 10% on a year-over-year basis. These effects were partially offset by improved operating leverage, ongoing margin recovery efforts in both businesses and benefits associated with the European rationalization that was completed in late 2010.

R&D expenses increased approximately $6 million from the prior year. The increase was due to additional targeted investments to support our strategic growth initiatives and lower tax credits, partially offset by lower provisions for incentive compensation.

S&A, as a percentage of sales, decreased 250 bps to 14.4% versus 16.9% last year. Overall expenses decreased $27 million versus the prior year driven by lower provisions for incentive compensation, lower provisions for contingency losses and ongoing cost discipline that more than offset planned investment in commercial activities (mainly in emerging markets) to support our growth initiatives.

Interest Expense

In the first nine months of 2011, interest expense was down $3 million to $34 million. Average cost of debt was 4.7% for the 2011 period compared to 5.0% in 2010.

Other Expense, Net

Other expense, net was $13 million in the first nine months of 2011 versus $7 million in the first nine months of 2010. The change was due to higher foreign exchange losses on outstanding working capital balances, principally associated with a general weakening of the U.S. dollar.

Income Taxes

The effective tax rate was 27.2% for the first nine months of 2011 as compared to a rate of 28.0% in the prior year. The current period included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during the second quarter 2011. This charge was substantially offset by several other items, including approximately $3 million related to reserve reversals on uncertain tax positions, a more favorable mix of earnings and remittances and a U.S. R&D credit in the 2011 period.

Restructuring and Other Charges

Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010.

During the second quarter 2011, the Company executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result we recorded a charge of $3.9 million in the second quarter 2011 to cover settlements and special termination benefits. This settlement was funded primarily through pension plan investment trust assets.

In the aggregate as of September 30, 2011, we have recorded expenses of $34.1 million relating to this rationalization, of which $27.8 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Costs of goods sold, R&D and Selling and administrative expenses. We do not anticipate any further expenses related to this rationalization.

	Restructuring Charges
	Three months ended September 30,		Nine months ended September 30,
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Fragrances	$(645)	$2,355	$3,368	$9,186

The reversal of previously recognized expense for employee-related liabilities in the three months ended September 30, 2011 is due to certain employees accepting other roles within the Company.

Operating Results by Business Unit

We evaluate the performance of business units based on Operating profit before Interest expense, Other expense, net and Income taxes. See Note 9 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

Flavors

In the first nine months of 2011, Flavors operating profit totaled $221 million, or 21.6% as a percentage of sales, an increase of 17% compared to $189 million or 20.9% as a percentage of sales in the comparable 2010 period. The improvement in profitability was mainly driven by strong sales growth and increased operating leverage, the realization of price increases and margin improvement initiatives that more than offset the effects of higher raw material costs and less favorable sales mix.

Fragrances

Fragrance operating profit for the first nine months of 2011 was $186 million or 16.6% as a percentage of sales, a decrease of 2% compared to $190 million or 17.5% as a percentage of sales reported in 2010. The 2010 period included $9 million of restructuring related charges as compared to $3 million in 2011 related to the rationalization of our European fragrance manufacturing footprint. Excluding restructuring charges in the first nine months of each period, operating profit decreased $9 million to $190 million (16.9% of sales) versus $199 million (18.3% of sales) during 2010. The decline in profit was driven by sharply higher input costs and weaker sales mix that could only be partially offset by the realization of price increases, the benefits of the European restructuring, other margin improvement initiatives, and lower incentive compensation.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses for the first nine months were $27 million compared to $46 million during the first nine months of 2010. The decline reflects reduced provisions for incentive compensation, lower provisions for contingency losses and continued cost discipline.

Liquidity and Capital Resources

We had cash and cash equivalents of $107 million at September 30, 2011 compared to $131 million at December 31, 2010. At September 30, 2011, approximately $60 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings in excess of current year earnings of our foreign subsidiaries because we intend and plan to reinvest the undistributed earnings indefinitely.

Working capital of $808 million at September 30, 2011 increased $144 million compared to $664 million at December 31, 2010. Additions to property, plant and equipment for the nine month period ended September 30, 2011 totaled $75 million versus $54 million in the prior year period. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. Gross additions to property, plant and equipment are expected to approximate 5% of sales for the full year 2011.

Operating cash flows in the first nine months of 2011 were an inflow of $117 million, compared to an inflow of $208 million in the prior year period. Operating cash flows in the third quarter 2011 improved compared to the trends seen in the first half of 2011. The decrease reflects higher incentive compensation payments made in 2011 (as a result of strong 2010 performance) and higher tax and trade payments that were partially offset by increased earnings.

As of September 30, 2011, net trade receivables increased by approximately $67 million as compared to December 31, 2010 principally related to higher sales levels during the third quarter 2011 versus the fourth quarter 2010.

As of September 30, 2011, accounts payables decreased approximately $19 million versus December 31, 2010, reflecting the payment of year-end invoices during the first quarter 2011 as well as reduced capital spending versus the fourth quarter 2010.

Historically, we have generated strong operating cash flows and our multi-year revolving credit agreement (the “Facility”) remains in place. Cash flows from operations and availability under our existing credit facilities are expected to be sufficient to fund our currently anticipated normal capital spending and other expected cash requirements for at least the next eighteen months.

At September 30, 2011, we had $912 million of debt outstanding compared to the $922 million outstanding at December 31, 2010. We made a $100 million debt repayment related to the maturity of our Senior notes – 2006 made on July 12, 2011. The repayment was funded primarily through existing cash balances with the remainder coming from our existing credit facility. This repayment was almost completely offset by increased short-term borrowings under the Facility to fund short-term working capital requirements.

We expect to repay our Japanese yen note maturing in November 2011 using existing cash balances and/or our existing credit facility.

On October 11, 2011, the Company entered into a commitment letter with several major financial institutions for a new revolving credit facility that is intended to refinance the Company’s existing multicurrency revolving credit facility in advance of its maturity on November 23, 2012. The Company has no obligation to consummate the financing contemplated by this commitment letter and the commitments of the financial institutions thereunder are subject to several conditions. No assurances can be given that the refinancing will be completed, or if it is completed, that the terms of the refinancing will be on similar terms to our existing revolving credit facility.

As of September 30, 2011 we had total borrowings under the Facility of $151 million. The amount which we are able to draw down under the Facility is limited by financial covenants as described in more detail below. At September 30, 2011 we had an overall borrowing capacity of $926 million. However, our drawdown capacity on the Facility was limited to $741 million based on existing balances outstanding under the Facility at September 30, 2011.

The Facility contains the most restrictive covenants of all of our debt instruments, and requires us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. At September 30, 2011, we were in compliance with all financial and other covenants. At September 30, 2011 our Net Debt/Adjusted EBITDA (1) was 1.5 to 1 as defined by the debt agreements, below the financial covenants of all of our existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute a default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended September 30,
(DOLLARS IN MILLIONS)	2011	2010
Net income	$298.0	$255.4
Interest expense	45.7	51.5
Income taxes	105.6	104.6
Depreciation	69.2	74.5
Amortization	6.1	6.1
Specified items (1)	4.3	12.9

Adjusted EBITDA	$528.9	$505.0

(1)	Specified items for the 12 months ended September 30, 2011 of $4.3 million consist of restructuring charges. Specified items for the 12 months ended September 30, 2010 of $12.9 million consist of restructuring charges.

	September 30,
(DOLLARS IN MILLIONS)	2011	2010
Total debt	$911.7	$948.6
Adjustments:
Deferred gain on interest rate swaps	(11.4)	(13.4)
Cash and cash equivalents	(107.3)	(114.9)

Net debt	$793.0	$820.3

As discussed in Note 12 to the Consolidated Financial Statements, at September 30, 2011, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or liquidity.

On July 26, 2011, the Company’s Board of Directors has authorized a 15% increase in the Company’s quarterly cash dividend to $0.31 per share from the previous quarterly rate of $0.27 per share.

We paid a quarterly dividend in each of the first three quarters of 2011 and 2010 amounting to $65 million and $60 million, respectively, during the nine-month period.

No shares were repurchased on the open market during the three and nine months ended September 30, 2011.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Quarterly Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “estimate”, “predict”, “may” and similar terms or variations thereof. All information concerning future revenues, tax rates or benefits, energy costs, interest and other savings, capital expenditures, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	the outcome of uncertainties related to litigation or settlement, including pending patent litigation;

•	the impact of possible pension funding obligations and increased pension expense on the Company’s cash flow and results of operations;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•

changes in federal, state, local and foreign tax legislation or the results of tax audits, assessments, or disputes may result in fluctuations in our tax obligations, effective tax rate or results of our operations;

•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussion from any of these or similar events or conditions; and

•	adverse changes due to accounting rules or regulations.

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

The Company intends its forward-looking statements to speak only as of the time of such statements and does not undertake or plan to update or revise them as more information becomes available or to reflect changes in expectations, assumptions or results. The Company can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this report or included in our other periodic reports filed with the SEC could materially and adversely impact our operations and our future financial results.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s restructuring efforts in Europe in 2010 and 2011). In addition, in certain instances, we exclude the effects of exchange rate fluctuations when discussing our historical performance. The Company also discloses, from time to time, non-GAAP effective tax rates, which exclude the effect of the benefits of tax rulings relating to prior periods, as additional information in seeking to assess and compare our tax rates without the benefit of those tax rulings. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges and employee separation costs include actual cash outlays; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business. For purpose of reporting these actions, Bush Boake Allen, Inc. (“BBA”), a wholly-owned subsidiary of IFF, and/or IFF are referred to as the “Company.”

Popcorn and Flavor Litigation

We have been named as a defendant in a number of lawsuits primarily where the plaintiffs allege that they sustained respiratory injuries in the workplace due to the use by their employers of flavor ingredients supplied by BBA and/or IFF.

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

In March 2008, the Company and another flavor supplier were named defendants in a lawsuit in the Hamilton County, Ohio Court of Common Pleas, by ten current and former employees and three spouses of such employees of the same plant (Brown case). In August 2008, the Company and seven other flavor and material suppliers were named defendants in a lawsuit by nine plaintiffs (plus eight loss of consortium claims) in the Hamilton County Court of Common Pleas (Auld case).

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

In January 2010, the Company was named as a defendant in a lawsuit by four former workers (and their spouses) at a Ridgeway, Illinois factory in an action brought in the U.S. District Court for the Southern district of

Illinois (Barker case). In May 2010, the Company and 22 other companies, many flavor and ingredient suppliers, were named defendants in a lawsuit by an employee (and his spouse) at a Forest Park, Georgia food plant in an action brought in the State Court of Gwinnett County, Georgia (Anderson case). In September 2010, the Company and 28 other companies, many flavor and flavor ingredient suppliers, were named defendants in a lawsuit by an employee of a series of companies alleged to have purchased products from the defendants in an action brought in the Boone County Circuit Court in Kentucky (Geyman case). In October 2010, the Company and another flavor supplier were named defendants in a lawsuit by a former employee of a Marion, Ohio facility (and his spouse for loss of consortium) in an action brought in the Hamilton County, Ohio Court of Common Pleas (Young case). In December 2010, the Company and another flavor supplier were named defendants in a lawsuit by three former employees of a Marion, Ohio facility in an action brought in Hamilton County, Ohio Court of Common Pleas (Belt case), by nine former employees (plus four spouses) of the same facility in the same Court against the same defendants (Calloway case) and by 23 former employees (plus 14 spouses) of the same facility in the same Court against the same defendants (Aldrich II case). The defendants in these three cases are former defendants who were previously dismissed from similar actions in the same Court against the same defendants. In May 2011, the Company was named as a third party defendant by another diacetyl supplier to the Company’s former Menonomee Falls, WI plant (Anderson II case). From 2006 to 2009, the Company had various flavor products manufactured on its behalf at the Wisconsin plant.

In September 2011, we settled all of the above cases for an amount, net of insurance recoveries, which was not material.

Patent Claims

A complaint, captioned V. Mane Fils S.A. v. International Flavors and Fragrances Inc., was filed in U.S. District Court for the District of New Jersey in May 2006, and alleges that the Company has and continues to infringe U.S. Patent Nos. 5,725,856 and 5,843,466, relating to a flavor ingredient that may provide a cooling effect. The Company answered the complaint by denying liability and asserting that both patents are invalid and various other defenses. In June 2008, plaintiff amended its complaint to add claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered the amended complaint by denying all liability. In connection with the patent claims, the plaintiff seeks monetary damages, damages for alleged willful infringement, injunctive relief and fees, costs and interest. In connection with the additional claims, plaintiff also seeks monetary damages, punitive damages, fees and costs. In May 2010, following reexamination of the patents in question by the U.S. Patent Office, all of the patent claims, initially rejected in the reexamination proceeding, were reallowed. The Company and the plaintiff have each filed motions for summary judgment with respect to various claims. No trial date has been scheduled. Although the Company denies the allegations and intends to defend its position in Court, the parties are engaged in settlement discussions to try to resolve this litigation. There is no certainty as to whether the parties will settle this case or as to the outcome of any settlement, if any.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other

The Company is also a party to other litigation arising in the ordinary course of business. The Company does not expect the outcome of these cases, singly or in the aggregate, to have a material adverse effect on its financial condition, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 2010 Form 10-K, other than as has been previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

(c) Issuer Purchases of Equity Securities

The Company has not purchased any shares during the third quarter of 2011.

Item 6. Exhibits

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: November 8, 2011	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2011	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase