Form 10-K
period 2011-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2012-02-28
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2011 was $5,192,991,749.

As of February 13, 2012, there were 80,927,390 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 Annual Meeting of Shareholders (the “IFF 2012 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I

ITEM 1.	BUSINESS.

When used in this report, the terms “IFF”, “the Company”, “we”, “us” and “our”, mean International Flavors & Fragrances Inc., and its subsidiaries. We create, manufacture and supply flavors and fragrances for the food, beverage, personal care and household products industries. Our flavors and fragrances are individual ingredients or compounds of a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists. Utilizing our capabilities in consumer insight, in research and product development (“R&D”), and in creative expertise, we collaborate with our customers to drive consumer preference for our customers’ brands. This collaboration in turn helps bolster our customers’ market share and grow equity in their brand portfolio.

The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients.

In 2011, we achieved sales of approximately $2.8 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader market. Within this sub-segment of the broader market, the top four companies comprise approximately 70% of the total estimated sales. We believe that our broad geographic coverage and our diversified portfolio position us to achieve significant growth as the flavors and fragrances markets expand.

With operations in 32 different countries worldwide and more than 5,600 employees, we collaborate with our customers to serve consumers in more than 100 countries. We operate in two business segments, Flavors and Fragrances, in four regions. Our largest region is Europe, Africa and the Middle East, which accounted for 34% of our sales in 2011. Greater Asia is our second largest region, accounting for 27% of our sales in 2011, while North America represented 24% of our sales and Latin America represented 15% of our sales during 2011. Importantly, the fast growing emerging markets, including countries in Asia, Latin America, Africa, the Middle East and Eastern Europe, contributed approximately 46% of 2011 sales. As our customers in emerging markets grow their business, they will have the ability to leverage our long-standing presence and our extensive market knowledge to help drive their brands.

In addition to our geographic diversity, we believe we have a diversified product portfolio which helps to provide us stability in challenging economic environments. In 2011, our Flavors business represented 48% of our sales while our Fragrances business represented 52% of sales.

For financial information about our operating segments and the geographic areas in which we do business, please see Note 12 of our Consolidated Financial Statements included in this Form 10-K.

Core Competencies

We focus on five core competencies that we believe enable us to (i) successfully provide our customers with superior products, (ii) drive productivity and efficiency gains, and (iii) improve our margins and our cash flow. In that regard, we strive to:

•

Develop a deep understanding of consumers’ preferences and values. Through our Consumer Insights program, we have dedicated professionals working to understand consumer trends all around the globe. Our consumer and our marketing teams interpret consumer trends, monitor product launches, analyze quantitative market data and conduct a few hundred thousand consumer interviews annually. Our sensory experts explore flavor and fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling and tingling), the genetic basis for flavor and fragrance preference, and the effects of tastes and aromas on mood, performance, health and well-being. Utilizing our proprietary statistical programs, we use this information to enable us to understand the emotional connections between a prospective product and the consumer. The ability to pinpoint the likelihood of a product’s success translates into stronger brand equity, helping to produce increased returns and greater market share gains for our customers and us.

•

Utilize technology to create innovative solutions that drive brand success. We spend approximately 8% of our sales on the development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preference. As a result of this investment, we have been granted over 200 patents in the United States since 2000 and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.

•

Cultivate our creative expertise in collaboration with our customers. We have a network of creative centers around the world where we create or adapt the basic flavors or fragrances that we have developed in the R&D process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer insight, and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the scents or tastes that our customers are seeking in order to satisfy consumer demands in each of their markets.

•

Understand our customer specific knowledge. We believe that understanding our customers’ brands and their goals by supplying them with superior products accurately and on time, and our ability to be named a “core list supplier,” are key drivers of our future growth.

•

Drive efficiency in all that we do. We focus on integrating our consumer insight, technology and creative expertise in a manner that we believe drives the necessary productivity and efficiency to improve profitability on a long-term basis. We believe that discipline in driving efficiencies is a significant factor in our ability simultaneously to enhance margins and cash flows while continuing to invest in our key growth initiatives.

Our Product Offerings

Flavors

Flavors are the key building blocks that impart taste in processed food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our Flavors business is regional in nature, with different formulas that reflect local taste and ingredients preferences. As a leading creator of flavors, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Flavors business includes four categories of products: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy. We create our flavors in our regional creative and technical centers that allow us to satisfy local taste preferences, while helping to ensure regulatory compliance and production standards. We also manufacture a limited amount of flavor ingredients for our use in developing flavor compounds.

•	Savory — We produce flavors which are used in soups, sauces, condiments, prepared meals, meat and poultry, and potato chips and other savory snacks.

•	Beverages — We create flavors for juice drinks, carbonated beverages, flavored waters and spirits and have creative expertise dedicated to beverage flavor systems.

•

Sweet — We create innovative flavor concepts and heat-stable flavors for bakery products, as well as candy, chewing gum and cereal which each have distinctive sweet tastes. For pharmaceutical and oral care products, we produce flavors for products such as toothpaste and mouthwash and have the expertise to create flavors that work well while masking the active ingredients that make these products effective.

•

Dairy — We offer a complete range of value-added compounded flavors for all dairy applications, including yogurt, ice cream, cheese, cream and butter flavor. We also offer a wide range of quality vanilla extracts and a variety of flavor solutions that build on our understanding of vanilla.

We develop thousands of different flavors for our customers, most of which are tailor-made, and we continuously develop new formulas in order to meet changing consumer preferences and customer needs. Consumers, especially those in developed markets such as the United States and Europe, are increasingly seeking to focus on products which promote health and wellness. They want food and beverage products that are good for them, but which taste good. Our objective is to capture a significant share of this shift in consumer demand by capitalizing on the ability of our naturals and proprietary ingredients and taste modulation technology to provide consumers with healthier solutions without changing the taste experience of the food or beverage. For example, our sweetness modulation technology, combined with our blend of natural sweeteners, allows products to have a reduced sugar content without affecting taste. Our sodium modulation technology seeks to reduce the content of salt in consumer products while at the same time maximizing taste by enhancing the flavors of other ingredients.

We are also developing sophisticated flavor profiles in our CulinEssence™ program to bring authentic culinary flavors to our customers. The success of our recent launches of new culinary chicken and beef flavors was a direct result of this program.

Fragrances

We are a global leader in the creation of fragrances. Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. Our Fragrances business consists of three categories of products: (1) Fine Fragrance and Beauty Care, (2) Functional Fragrances and (3) Fragrance Ingredients.

•

Fine Fragrance and Beauty Care — We have created some of the industry-leading fragrance classics as well as cutting-edge niche fragrances, as evidenced by our number of top sellers and the success of our new launches. Within our Beauty Care product line, we provide our customers innovation in the hair care, deodorant and skincare categories to create new fragrance experiences for the consumer and increased brand loyalty for our customers.

•

Functional Fragrances — We have three subcategories of products in which our fragrances are included: (1) Fabric Care, including laundry detergents, fabric softeners and specialty laundry products; (2) Personal Wash, including bar soap and shower gel; and (3) Home Care, including household cleaners, dishwashing detergents and air fresheners.

•

Fragrance Ingredients — We manufacture innovative, high-quality and cost-effective fragrance ingredients for internal use by our perfumers in our Fragrances business and for external use by our customers and other third parties, including our competitors. With over 1,300 separate fragrance ingredients, we believe that we lead the industry with the breadth of our product portfolio. We manufacture our ingredients through our global network of production facilities. We believe that this network gives us the flexibility to make products in different locations while maintaining the same high and consistent standards of product quality.

Our perfumers have access to our large portfolio of innovative ingredients to support their creativity, which in turn provides our customers with a unique identity for their brands. We also create innovative delivery systems, including our (i) proprietary encapsulation technology, which consists of individual fragrance droplets which are coated with a protective polymetric shell to deliver superior fragrance performance throughout a product’s lifecycle, and (ii) our exclusive polymer delivery system, PolyIFF, which is a “solid fragrance” technology that allows us to add scent to functional or molded plastic.

We believe that our in-house naturals facilities, led by Laboratoire Monique Rémy (LMR) in Grasse, France, is the industry standard for quality natural materials, offering decades of experience understanding natural products and perfecting the process of transforming naturals, such as narcissus, jasmine and blackcurrant bud, into pure absolutes that retain the unique fragrance of their origin.

We also collaborate with the leading art and fashion schools in the world to tap into the creative minds of the future leaders of fashion and design. We collaborate with writers, artists, film-makers and scientists to expose our perfumers to new and constantly evolving creative territories.

Research and Product Development

We consider our research and product development infrastructure to be one of our key competencies and we focus and invest substantial resources in the research and development of new and innovative compounds, formulas and technologies and the application of these to our customers’ products. Using the knowledge gained from our Consumer Insights program, we strategically focus our resources to formulate the two main components of a flavor or fragrance: (1) innovative materials (taste and scent building blocks) and (2) delivery systems (taste and scent releases). We maintain four research and development centers around the world, at which we employ scientists and application engineers to support (i) the discovery of new materials, (ii) the development of new technologies, such as our delivery systems, (iii) the creation of new compounds and (iv) the enhancement of existing ingredients and compounds.

In our 17 creative centers around the world, including our newest facilities in Shanghai, Sao Paulo, Mumbai and Moscow, teams of flavorists and perfumers work with our customers’ product development groups to create the exact scent or taste they are seeking. In 2011, we employed about 1,175 employees in research and product development activities. We spent $220 million, $219 million and $185 million, or approximately 8% of our sales, in 2011, 2010 and 2009, respectively, on R&D and product development activities.

Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. To broaden our offering of natural, innovative and unique products, we seek out collaborations with research institutions and other companies throughout the world. We have created a number of such collaborations that strengthen and broaden the pipeline of new and innovative products we intend to launch in the coming years.

The development of new and customized flavor and fragrance products is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with the flavorists and perfumers to develop flavor and fragrance products with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, in 2011, we formed a scientific advisory board comprising of five expert scientists to provide external perspectives on our research and development programs.

Development of new flavors and fragrances is driven by a variety of sources including requests from our customers, who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process between our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.

In addition to creating new flavors and fragrances, our researchers and product development teams advise customers on ways to improve their existing products by adjusting or substituting current ingredients with more readily accessible or less expensive materials or modifying the current ingredients to produce an enhanced yield. Often this results in creating a better value proposition for the consumer.

Our flavor and fragrance formulas are treated as trade secrets and remain our proprietary asset. Our business is not materially dependent upon any individual patent, trademark or license.

Supply Chain

We have an integrated supply chain from raw material sourcing through manufacturing, quality assurance, regulatory compliance and distribution, which permits us to provide our customers with consistent quality products on a timely and cost-effective basis.

Procurement. The ingredients that we use in our compounds are both natural and synthetic. We purchase approximately 9,000 different raw materials from about 2,200 domestic and international suppliers. Approximately half of the materials we purchase are naturals or crop related items and the other half are synthetics and chemicals. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals, which are responsible for the fragrance or flavor of the natural product. The natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients. We manufacture most of our synthetic ingredients for use in our fragrance compounds as well as for sale to others.

While we purchase a diverse portfolio of raw materials, about 80% of our spending is focused on approximately 1,000 materials, which allows us to leverage our buying power with suppliers. In order to ensure our supply of raw materials, achieve favorable pricing, and provide timely transparency regarding inflationary trends to our customers, we continue to be focused on (i) implementing a forward buy strategy, (ii) entering into supplier relationships to gain access to supplies that we do not have, (iii) implementing indexed pricing, (iv) reducing the complexity of our formulations, and (v) evaluating whether it is more profitable to buy or make an ingredient. We are also concentrating on local country sourcing with our own procurement professionals.

Manufacturing and Distribution. We have 29 manufacturing sites around the world that support more than 36,000 products. Our major manufacturing facilities are located in the United States, the Netherlands, Spain, Great Britain, Argentina, Brazil, Mexico, Australia, China, India, Indonesia, Japan and Singapore. Our supply chain initiatives in developing markets are focused on increasing capacity and investments in key technologies, while we focus on consolidation and cost optimization in mature markets. In addition to our own manufacturing facilities, we develop relationships with third parties that permit us to expand the technologies, capabilities and capacity that we can access to serve our customers.

Based on the regional nature of the Flavors business, and the concerns regarding the transportability of raw materials, we have established smaller manufacturing facilities in our local markets that are focused on local needs. Products within the Fragrances business are typically composed of compounds that are more stable and more transportable around the world. Consequently, we have fewer manufacturing facilities within our Fragrances business, which produce compounds and ingredients for global distribution.

During 2011, our 25 largest customers accounted for 53% of our sales. Sales to the largest customer accounted for 11%, 10% and 11% of our sales in 2011, 2010 and 2009, respectively. These sales were largely in our Fragrances business.

Governmental Regulation

We develop, produce and market our products in a number of jurisdictions throughout the world and are subject to federal, regional and local legislation and regulations in each of the various countries. Our flavor and many of our fragrance products are intended for the food, beverage and pharmaceutical industries, which are subject to strict quality and regulatory standards. As a result, we are required to meet these strict standards which, in recent years, have become increasingly stringent.

In addition, we are subject to various rules relating to health, work safety and environment at the local and international levels in the various countries in which we operate. Our manufacturing facilities throughout the world are subject to environmental standards relating to air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean up of existing environmental contamination. In recent years, there has been a significant increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly. We expect that the trend of increased regulation and disclosure will continue in the future.

Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate; these agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate the flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our fragrance compounds, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs and (5) the Drug Enforcement Administration and other international agencies that regulate controlled chemicals that we use in our operations. For example, in the continuing implementation of the EU REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances) regulations, we will be registering a number of chemical substances in advance of the next registration deadline of May, 2013.

Strategic Priorities

We are focused on generating sustainable profitable growth in our business and positioning our portfolio for long-term growth. In 2010, we performed an in-depth strategic review of our company, evaluating the economic profitability of each of our product categories, our regions and our customers. As a result, we believe we can improve our long-term business performance and increase shareholder value by leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. The key elements of these strategic priorities are the following:

•

Leverage geographic reach: The expansion of our geographic reach to capture the attractive population growth and wealth creation in emerging markets is a key component in our growth plan. In emerging markets, strong GDP growth and a significant expansion of the middle-class consumer are expanding the demand for better-flavored and fragranced consumer products. As a result of this trend, we have made significant investments in emerging markets. Since 2008, we have opened four state-of-the-art creative centers in Shanghai, Sao Paulo, Moscow and Mumbai, and in 2011 we announced the construction of two manufacturing sites in China and Singapore. We expect that the emerging markets will represent a greater percentage of our sales than the developed markets by 2015, as we estimate that growth potential in these markets is approximately three to four times greater than growth in the developed markets.

•

Strengthen innovation platform: We continue to focus on creating innovative and distinctive products that drive consumer preference to our customers’ brands. We have been strengthening our innovation platforms by reinforcing them with technological developments and external collaborations. We anticipate that this renewed focus will be instrumental in driving customer growth, as our consumer-centric innovation will allow our customers to win in the marketplace and drive market share gains. To capture these opportunities in Flavors, we are focusing on key taste modulation technology to provide consumers with healthier solutions without a change in the taste quality. In Fragrances, we are focusing on ingredients, including our naturals portfolio and delivery systems.

•

Maximize portfolio: We have identified opportunities where we can accelerate our performance by further leveraging our advantaged portfolio and implementing solutions to fix less attractive areas. These solutions include appropriate pricing actions, greater efficiency in our supply chain, aligning resources behind our advantaged portfolio, and, in some cases, phasing out some low margin businesses.

Competition

The market for flavors and fragrances is highly competitive. Based on annual sales, our main competitors consist of (1) the three other large global flavor and fragrance manufacturers, Givaudan, Firmenich and Symrise,

(2) mid-sized companies, (3) numerous small and local manufacturers with more limited research and development capabilities who focus on narrow market segments and local customers and (4) consumer product companies who may develop their own flavors or fragrances. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. We, together with the other top three companies, represent approximately 70% of the total estimated sales in the global flavors and fragrances sub-segment of the broader market. Over the last five years, there has been a trend towards consolidation.

We believe that our ability to compete successfully in the flavors and fragrance market is based on (1) our understanding of consumers, (2) innovation, arising from the creative skills of our perfumers and flavorists and the technological advances resulting from our research and development activities, (3) our ability to develop products which are tailor made for our customers’ needs, (4) the quality, reliability and cost effectiveness of our products, (5) the quality of our customer service, (6) the support provided by our marketing and application groups and (7) an understanding of the regulatory requirements in the markets in which our customers operate.

Large multinational customers, and increasingly, mid-sized customers, may limit the number of their suppliers, placing some on “core lists,” giving them priority for development and production of their new or modified products. To compete more successfully in this environment, we must make continued investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, provide effective service and secure and maintain inclusion on certain “core lists.”

Employee Relations

At December 31, 2011, we had approximately 5,600 employees worldwide, of whom approximately 1,400 are employed in the United States. We believe that relations with our employees are good.

Availability of Reports

We make available free of charge on or through the Investor Relations link on our website, www.iff.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

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

Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

Executive Officers of Registrant

The current executive officers of the Company, as of February 28, 2012, are listed below.

Douglas D. Tough	62	Chairman of the Board and Chief Executive Officer
Kevin C. Berryman	53	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	49	Group President, Fragrances
Hernan Vaisman	53	Group President, Flavors
Ahmet Baydar	59	Senior Vice President, Research and Development
Angelica T. Cantlon	60	Senior Vice President, Human Resources
Anne Chwat	52	Senior Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	43	Senior Vice President, Operations
Richard A. O’Leary	51	Vice President and Controller

Douglas D. Tough has served as IFF’s Chairman and Chief Executive Officer since March 2010. Previously, he served as Chief Executive Officer and Managing Director of Ansell Limited, a global leader in healthcare barrier protection, from 2004 until March 2010. Mr. Tough joined the IFF Board in 2008 and served as its non-Executive Chairman from October 2009 until he became our CEO.

Kevin C. Berryman has served as our Executive Vice President and Chief Financial Officer since May 2009, and also served as a member of our Temporary Office of the Chief Executive Officer from October 1, 2009 until February 2010. Prior to joining us, Mr. Berryman served as Chief Financial Officer of Nestle Professional, Americas, a global foodservice manufacturer, from October 2008 to May 2009, and Senior Vice President, Group Controller of Nestle S.A., an international food and beverage company, from June 2006 to September 2008. Mr. Berryman was also Chief Financial Officer of Nestle Purina PetCare, a pet care company, from December 2001 to May 2006.

Nicolas Mirzayantz has served as our Group President, Fragrances since January 2007, and also served as a member of our Temporary Office of the Chief Executive Officer from October 1, 2009 until February 2010. Mr. Mirzayantz has also served as our Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager North America, from March 2005 to December 2006, our Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to February 2005, and our Vice President Global Fragrance Business Development from February 2002 to September 2004.

Hernan Vaisman has served as our Group President, Flavors since January 2007, and also served as a member of our Temporary Office of the Chief Executive Officer from October 1, 2009 until February 2010. From October 2004 to December 2006, Mr. Vaisman served as our Vice President, Latin America, and from January 2003 to September 2004, Mr. Vaisman served as our Regional Finance Director, Latin America Region.

Ahmet Baydar has served as our Senior Vice President, Research and Development since September 2010, and as our Vice President, Global Fragrance Research from February 2009 to August 2010. Prior to joining us, Dr. Baydar served as a Director of Shave Care and Integrated Shaving Systems at The Procter & Gamble Company, a branded consumer packed goods company, from January 2006 to October 2007, and Vice President of R&D-Personal Care at The Gillette Company, a personal care products company, from August 2000 to January 2006.

Angelica T. Cantlon has served as our Senior Vice President, Human Resources since August 2009. Prior to joining us, Ms. Cantlon served as Senior Vice President-International Chief Administrative Officer of MetLife, Inc., an insurance and financial services company, from June 2005 to August 2009, and Senior Vice President-Human Resources Business Leader, of Metlife from September 1999 to June 2005.

Anne Chwat has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2011. Prior to joining us, Ms. Chwat served as Executive Vice President and General Counsel of Burger King

Holdings, Inc., a fast food hamburger restaurant company, from September 2004 to April 2011. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now SonyBMG Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

Francisco Fortanet has served as Senior Vice President, Operations since February 27, 2012 and as our Vice President, Global Manufacturing Compounding from January 2007 to February 2012. Mr. Fortanet has also served as our Vice President, Global Manufacturing from January 2006 to January 2007, our Regional Director of North America Operations from December 2003 to January 2005, the Project Manager of a Special Project in IFF Ireland from May 2003 to December 2003 and as our Plant Manager in Hazlet, New Jersey from October 1999 to May 2003.

Richard A. O’Leary has served as our Vice President and Controller since June 2009, our Interim Chief Financial Officer from July 2008 to May 2009 and our Vice President, Corporate Development from July 2007 to May 2009. Prior to joining us, Mr. O’Leary served in various positions since 1986 at International Paper Co., a paper and packaging company, including, most recently, as Chief Financial Officer of International Paper Company (Brazil) from June 2004 to June 2007.

ITEM 1A.	RISK FACTORS.

We routinely encounter and address risks in conducting our business. Some of these risks may cause our future results to be different — sometimes materially different — than we presently anticipate. Below are certain important operational and strategic risks that could adversely affect our business. How we react to material future developments, as well as how our competitors react to those developments, could also affect our future results.

Volatility and increases in the price of raw materials, energy and transportation could harm our profits.

We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. During 2011, the cost of raw materials exceeded our initial estimates and we anticipate modest inflation in commodity and other raw material prices in 2012. Historically, we have experienced the greatest amount of price volatility in natural products that represent approximately half of our raw material purchases. Availability and pricing of these natural products, such as citrus and vanilla, can be impacted by crop size and quality, weather or alternative land use which we cannot control.

If we are unable to increase the prices to our customers of our fragrance or flavor products to cover raw material and other input cost increases or if we are unable to achieve cost savings to offset such cost increases, our profits and operating results will be adversely affected. Increases in prices of our products to customers may lead to declines in volume, and we may not be able to accurately predict the volume impact of price increases, which could adversely affect our financial condition and results of operations. In addition, we source many of our raw materials globally to help ensure quality control. If the cost of energy, shipping and transportation increases and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have a long-term impact on our results of operations.

To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used or the geographic region in which we will need these materials our margins could be adversely affected.

The current volatility in the global economy may adversely affect consumer spending and may negatively impact our business and operating results.

Our flavors and fragrances are components of a wide assortment of global consumer products throughout the world. Since mid-2008, the global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. These conditions led to economic contractions in the developed economies and reduced growth rates in the emerging markets. While some segments of the global economy appear to be recovering, the ongoing debt crisis in Europe and the austerity plans being adopted in many countries has, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase energy prices and inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances, increased pressure to reduce the price of our flavors and fragrances and/or order cancellations. To the extent that the volatility in global economic conditions continue, our sales, profitability and overall operating results could be adversely affected.

We may not successfully develop and introduce new products that appeal to our customers or our customers may not accurately anticipate and respond to global consumer market trends.

Our growth and performance largely depends on our ability to successfully develop and introduce new products and product improvements that appeal to our customers, and ultimately to global consumers. We must continually anticipate and react to, in a timely and cost-efficient manner, changes in consumer preferences and demands. We cannot be certain that we will successfully achieve our innovation goals. We currently spend approximately 8% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to successfully develop products that meet our customers’ specifications, that can be delivered at an acceptable price and that are accepted by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we have “won” a project, our ability to generate revenues as a result of these investments is subject to numerous economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, insufficient resources allocated by our customers to promoting the new product, anticipated sales by our customers not being realized or changes in market preferences or demands.

Failure to maintain the integrity of our raw materials, supply chain and finished goods may adversely impact sales and our results of operations, litigation costs and our reputation.

The manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are manufactured and sold. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. We use a variety of strategies, methodologies and tools to (i) identify current product standards, (ii) assess relative risks in our supply chain that can impact product integrity, (iii) monitor internal and external performance and (iv) test raw materials and finished goods to minimize the likelihood of product or process non-compliance.

If a product non-compliance event were to go undetected, we could be subject to customer claims, recalls, penalties, litigation costs and/or settlements, remediation costs or loss of sales. These consequences would be exacerbated if our customer did not identify the defect and there was a resulting impact at the consumer level. This could lead to potentially large scale adverse publicity, recalls and potential consumer litigation. Furthermore, adverse publicity about our products, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales, as well as require us to utilize significant resources to rebuild our reputation.

The increase in demand for consumer products using flavors and fragrances has been driven by factors outside of our control, and if these factors do not persist our future growth could be adversely affected.

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits and economic growth, especially in emerging markets. Nearly 46% of our 2011 sales were generated in emerging markets and we expect emerging markets to significantly contribute to our future growth. Increasing consumer demand for products using flavors and fragrances is dependent on factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population, all of which are outside of our control. Changes in any number of external economic factors, or changes in social or consumer preferences, could materially adversely impact our results of operations. Accordingly, our future growth will depend upon the continued economic growth and development of consumer spending on products for which we supply the flavor or fragrance in these global markets.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa and the Middle East, Latin America, and Greater Asia. During 2011, the majority of our net sales were generated outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by market, are described in many of the risk factors in this section and include the following:

•

governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•	the effects of legal and regulatory changes and the burdens and costs of our compliance with a variety of foreign laws and regulations;

•

the imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements, which could adversely affect our cost or ability to import raw materials or export our flavors or fragrances to surrounding markets;

•	our ability to anticipate and adapt our flavors and fragrances to local preferences;

•	risks and costs arising from language and cultural differences;

•

changes in the laws and policies that govern foreign investment in the countries in which we operate, including the risk of expropriation or nationalization, and the costs and ability to repatriate the revenue that we generate in these countries;

•	risks and costs associated with political and economic instability, corruption, and social and ethnic unrest in the countries in which we operate;

•	difficulty in recruiting and retaining trained personnel;

•	risks and costs associated with health or similar issues, such as a pandemic or epidemic;

•

the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.

These factors may increase in importance as we expand our operations in emerging markets as part of our growth strategy.

In addition, there is a risk of potentially higher incidence of fraud or corruption in certain foreign jurisdictions or increased risk of internal control issues. As needed, we conduct internal investigations, control testing and compliance reviews to help ensure that we are in compliance with applicable laws and regulations. Additionally, we could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that our operations or activities are not in compliance with U.S. laws, including the Foreign Corrupt Practices Act, or international laws and regulations could expose us to significant fines, penalties or other sanctions that may harm our business and reputation.

Our ability to compete effectively depends on our ability to protect our intellectual property rights

We rely on patents and trade secrets to protect our intellectual property rights. As part of our strategy to protect our intellectual property rights, we often rely on trade secrets to protect our proprietary fragrance and flavor formulations, as this does not require us to publicly file information regarding our intellectual property. If a third party infringes upon our intellectual property, or if a third party claims that we have infringed upon their intellectual property rights, we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend ourselves from assertions of invalidity, infringement or misappropriation. For those intellectual property rights that are protected by way of trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, as we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes.

For intellectual property rights that we seek to protect through patents, we cannot be certain that these rights, if obtained, will not later be opposed, invalidated, or circumvented. In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could materially and adversely affect our future results of operations by (i) reducing the price that we could obtain in the marketplace for products which are based on such rights, (ii) increasing the royalty or other fees that we may be required to pay in connection with such rights or (iii) limiting the volume, if any, of such products that we can sell.

Our business is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.

The market for flavors and fragrances is highly competitive. We face vigorous competition from companies throughout the world, including multinational and specialized flavor and fragrance companies, as well as consumer product companies who may develop their own flavors or fragrances. Some of our competitors specialize in one or more of our product segments, while others participate in many of our product segments. In addition, some of our global competitors may have greater resources than we do or may have proprietary products that could permit them to respond to changing business and economic conditions more effectively than we can. Consolidation of our competitors may exacerbate these risks.

Competition in our business is based on innovation, product quality, pricing, quality of our customer service, the support provided by our marketing and application groups, and our understanding of consumers. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The discovery and development of new flavor and fragrance materials, protection of the Company’s intellectual property and development and retention of key employees are important issues in our ability to compete in our businesses. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending and this could have an impact on sales and profitability.

Large multinational customers, and increasingly, mid-sized customers, may limit the number of their suppliers, giving those that remain on “core lists” priority for new or modified products. To compete more successfully in this environment, we must continue to make investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, provide effective service and secure and maintain inclusion on certain “core lists.” If we are unable to do so, it could adversely impact our future results of operations.

Our success depends on attracting and retaining talented people within our business. Significant shortfalls in recruitment or retention could adversely affect our ability to compete and achieve our strategic goals.

Attracting, developing, and retaining talented employees, including our perfumers and flavorists, is essential to the successful delivery of our products and success in the marketplace. Competition for these employees can be intense. The ability to attract and retain talented employees is critical in the development of new products and technologies which is an integral component of our growth strategy. However, we may not be able to attract and retain such employees in the future. If we experience significant shortfalls in recruitment or retention, our ability to effectively compete with our competitors and to grow our business could be adversely affected.

Our reliance on a limited base of suppliers may result in a disruption to our business.

For certain raw materials, we rely on a limited number of suppliers and we may not have readily available alternatives. If we are unable to maintain our supplier arrangements and relationships and are unable to obtain the quantity, quality and price levels needed for our business, or if any of our key suppliers becomes insolvent or experiences other financial distress, we could experience disruptions in production and our financial results could be adversely affected.

A disruption in operations or our supply chain could adversely affect our business and financial results.

As a company engaged in development, manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If any of these events were to occur, it could have an adverse effect on our business and financial results. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole manufacturer of a specific ingredient. If the manufacture of that ingredient were disrupted, the cost of relocating or replacing the production of an ingredient or reformulating a product may be substantial, which could have an adverse effect on our operating results.

Our results may be negatively impacted by the outcome of uncertainties related to litigation.

We are involved in a number of legal claims and litigation, including claims related to indirect taxes. We cannot predict the ultimate outcome of such litigation. In addition, we cannot provide assurance that future events will not result in an increase in the number of claims or require an increase in the amount accrued for any such claims, or require accrual for one or more claims that has not been previously accrued.

Our future success depends on our ability to achieve our long-term strategy.

Achieving our long-term objectives will require investment in product innovation and expanding our presence in emerging markets. These investments may result in short-term costs without any current revenues and, therefore, may be dilutive to our earnings, at least in the short term. In addition, as part of our strategy to maximize the economic profitability of our product portfolio, we may employ various strategies, including increasing pricing, implementing cost reduction or containment measures or phasing out low margin products. We may not realize, in full or in part, the anticipated benefits of our strategy, and we may incur costs or special charges related to our strategy. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods. Changes in government regulations could also affect our pension and postretirement plan expenses and funding requirements.

The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

Assumptions used in determining projected benefit obligations and the fair value of plan assets for our pension and other postretirement benefit plans are determined by us in consultation with outside consultants and advisors. In the event that we determine that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, or expected health care costs, our future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that we use may differ from actual results, which could have a significant impact on our pension and postretirement liabilities and related costs and funding requirements.

Impairment charges on our long-lived assets could have a material adverse effect on our financial results.

Future events may occur that would adversely affect the reported value of our long-lived assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and our relationship with significant customers or business partners, or a sustained decline in our stock price. We continue to evaluate the impact of economic and other developments on our business to assess whether impairment indicators are present. Accordingly, we may perform impairment tests more frequently than annually required, based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Our financial results may be adversely impacted by the failure to successfully execute acquisitions, collaborations and joint ventures.

From time to time, we may evaluate potential acquisitions, collaborations or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers or partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations, including employee integration; and challenges presented by acquisitions, collaborations or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, collaborations or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations, financial condition and cash flows.

Our results of operations may be negatively affected by the impact of currency fluctuation or devaluation in the international markets in which we operate.

Our operations are conducted in many countries, the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future. Volatility in currency exchange rates may materially adversely impact our reported results of operations, financial condition or liquidity. We employ a variety of techniques to reduce the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities. However, if our hedging and risk management strategies are not effective, our results of operations could be adversely affected.

Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.

We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws or their interpretation. In addition, the current administration and Congress have announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could have a material adverse effect on our profitability. We are also subject to the continual examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in those countries in which we operate. In particular, we are currently involved in tax disputes with the Spanish tax authorities regarding certain tax positions taken in our Spanish subsidiaries’ tax returns and anticipate that we will receive additional assessments for matters similar to those under appeal. We are disputing the pending tax assessments and intend to dispute any future tax assessment that challenges these same tax positions. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of a tax audit or related litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods in which that determination is made.

Our operations may be affected by greenhouse emissions and climate change and related regulations.

The availability of raw materials and energy supplies fluctuate in markets throughout the world. Climate change may also affect the availability and price of key raw materials, including natural products used in the manufacture of our products. In order to mitigate the risk of price increases and shortages, our purchasers have developed various sourcing strategies, including multiple suppliers, inventory management systems, various geographic suppliers and long-term agreements to mitigate risk.

In addition to market forces, there are various regulatory efforts relating to climate change that may increase the cost of raw materials, particularly energy used to operate our facilities, that could materially impact our financial condition, results of operations and cash flows.

Information technology system failures or interruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We have information systems that support our business processes, including product formulas, product development, sales, order processing, production, distribution, finance and intra-company communications throughout the world. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, our systems may be vulnerable to computer viruses, computer hacking and similar disruptions from unauthorized tampering. The occurrence of these or other events could interrupt our operations, subject us to increased operating costs and expose us to litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal properties are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance ingredients.
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.

Location	Operation
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.

Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.

Spain
Benicarlo	Production of fragrance ingredients.

Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.

Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.

India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Australia
Dandenong	Production of flavor compounds and flavor ingredients.

China
Guangzhou(4)	Production of flavor and fragrance compounds.
Shanghai(6)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(4)	Production of fragrance ingredients.

Indonesia
Jakarta(3)	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong (6)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

(1)	Leased.
(2)	We have a 93.4% interest in the subsidiary company that owns this facility.
(3)	Land is leased and building is partially leased and partially owned.
(4)	Land is leased and building and machinery and equipment are owned.
(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
(6)	Building is leased and machinery and equipment are owned.

Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.

Patent Claims

In May 2006, Mane Fils S.A. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging that the Company infringed U.S. Patent Nos. 5,725,856 and 5,843,466 that relate to a cooling additive in food and beverage products. The complaint was subsequently amended to also assert claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered both the original complaint and the amended complaint by denying liability and asserting that both patents were invalid and various other defenses. In connection with the claims, the plaintiff sought (i) monetary damages, (ii) punitive damages, (iii) injunctive relief (with respect to the patent claims) and (iv) fees, costs and interest. On December 29, 2011, the Company settled all patent and non-patent claims. Pursuant to the terms of the settlement agreement, the Company paid Mane a one-time royalty of approximately $40 million. In addition, the Company agreed to cease making or selling Cooler 1 products and to ensure that the Monomenthyl Succinate (MMS) content of its Cooler 2® products going forward is at a level that has been agreed upon by both parties.

Tax Claims

The Company is currently involved in administrative and legal proceedings that relate to tax deductions taken in its Spanish subsidiaries’ tax returns which are being challenged by the Spanish tax authorities. As a result of tax audits, the Spanish tax authorities imposed tax assessments on the Company’s Spanish subsidiaries in the amounts of Euro 23.1 ($29.9) million for fiscal years 2002-2003 and Euro 61.6 ($79.6) million for fiscal years 2004-2006. In addition to the disallowance of tax deductions, the tax authorities are also asserting tax avoidance arising from the same facts. During 2007 and 2008, we filed appeals against the 2002-2003 tax assessments and related tax avoidance claim with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In March 2010, the TEAC affirmed the 2002-2003 tax assessments and related claim and, in January 2011, the Company filed an appeal for judicial review with the Spanish National Appellate Court. During 2011, we filed appeals with the TEAC against the 2004-2006 tax assessment and related tax avoidance claim. The TEAC has not yet ruled on such appeals. In January 2012, the Spanish tax authorities notified the Company of their intent to audit the 2007-2010 tax returns of our Spanish subsidiaries. The tax positions that have previously been challenged by the Spanish tax authorities were consistently taken in our Spanish subsidiaries’ tax returns from 2002 through the end of 2011. Consequently, the Company anticipates that it will receive an assessment for matters similar to those under appeal, for the fiscal years 2007-2011. In 2012, the Company has reorganized its business operations in Spain and the Netherlands, and, therefore, the Company anticipates that substantially all of the challenged tax deductions previously taken will no longer be applicable in future tax returns of its Spanish subsidiaries. The Company continues to dispute the pending tax assessments and intends to dispute any future tax assessment that challenges these same tax positions.

In addition to the above, the Company is also a party to four dividend withholding tax controversies in Spain, alleging that the Company’s Spanish subsidiaries underpaid withholding taxes, which are at different stages of administrative and judicial review, spanning fiscal years 1995-2001, in the aggregate amount of Euro 18.1 million ($23.4 million). The Company expects that two of these cases, aggregating Euro 12.3 ($15.9 million), will be decided by the Spanish Supreme Court during the first half of 2012. The Company obtained a favorable ruling at the lower court in one of these cases and the Spanish tax authorities have appealed to the Spanish Supreme Court. The Company has appealed the other case to the Spanish Supreme Court, as it obtained an unfavorable ruling at the lower court.

If the aforementioned tax assessments are ultimately resolved against the Company, the resulting increase in its liability for uncertain tax positions could have a material effect on the Company’s results of operations and cash flows in a particular period.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other

The Company is also a party to other litigation arising in the ordinary course of business. The Company does not expect the outcome of these cases, singly or in the aggregate, to have a material effect on its financial condition, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2011		2010
Quarter	High	Low	High	Low
First	$62.65	$54.53	$48.83	$39.28
Second	66.29	60.38	51.77	42.00
Third	65.24	52.21	49.51	41.59
Fourth	63.78	51.20	56.10	48.31

Approximate Number of Equity Security Holders.

(A) Title of Class	(B) Number of shareholders of record as of February 13, 2012
Common stock, par value 12 1/2¢ per share	2,569

Dividends.

Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2011	2010
First	$0.27	$0.25
Second	0.27	0.25
Third	0.31	0.27
Fourth	0.31	0.27

Our current intention is to pay dividends approximating 30% – 35% of yearly earnings; however, the payment of dividends is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

Performance Graph.

Total Return To Shareholders(1)

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	2007	2008	2009	2010	2011
International Flavors & Fragrances	-0.36	-36.64	42.43	38.06	-3.81
S&P 500 Index	5.49	-37.00	26.46	15.06	2.11
Peer Group	22.37	-16.32	18.05	15.44	9.69

	INDEXED RETURNS Years Ending
Company Name / Index	Base Period 2006	2007	2008	2009	2010	2011
International Flavors & Fragrances	$100	$99.64	$63.13	$89.91	$124.13	$119.41
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
Peer Group	100	122.37	102.40	121.05	139.89	153.44

Peer Group Companies(2)
Alberto Culver Company	Hormel Foods Corp.	Unilever NV
Avon Products	Kellogg Co.	YUM Brands, Inc.
Campbell Soup Co.	Estee Lauder Companies, Inc.
Church & Dwight Inc.	McCormick & Company, Inc.
Clorox Company	McDonald’s Corp.
Coca-Cola Company	Nestle SA
Colgate-Palmolive Co.	Pepsico Inc.
ConAgra Foods, Inc.	Procter & Gamble Co.
General Mills Inc.	Revlon Inc.
H.J. Heinz Co.	Sara Lee Corp.
Hershey Company	Sensient Technologies Corp.

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2006, and that all dividends were reinvested.
(2)	Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Wm. Wrigley Jr. Company has been eliminated from the Peer Group for all years presented above due to its acquisition by Mars, Incorporated in October 2008. Alberto Culver Company ceased trading on May 9, 2011 and has only been included through that date.

Issuer Purchases of Equity Securities.

The Company did not purchase any of its shares during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

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

							Net Income Per Share(b)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
First	$714,271	$653,909	$297,460	$270,207	$84,043	$63,789	$1.04	$0.80	$1.03	$0.80
Second	715,589	665,800	284,423	285,001	76,188	67,152	0.94	0.84	0.93	0.83
Third	713,775	673,283	278,375	285,048	82,241	77,038	1.01	0.96	1.00	0.95
Fourth	644,383	629,870	244,398	252,346	24,394	55,578	0.30	0.69	0.30	0.68

	$2,788,018	$2,622,862	$1,104,656	$1,092,602	$266,866	$263,557	$3.30	$3.29	$3.26	$3.26

(a)	Q2-2011 includes $2,987 of restructuring related costs, net of tax, associated with facility rationalizations within our European Fragrance business and a $5,839 adjustment of deferred tax assets as a result of U.S. state law changes. Q3-2011 includes $479 of restructuring liability reversals, net of tax, associated with facility rationalizations within our European Fragrance business. Q4-2011 includes $6,904 of restructuring related costs, net of tax, substantially all of which is associated with the 2011 strategic initiative, which mostly consisted of a realignment of our Fragrances business unit in addition to a reduction of work force across Fragrances, Flavors and corporate functions and $29,846 of Mane patent litigation settlement costs, net of tax.

Q1-2010 includes $4,408 of restructuring related costs, net of tax, associated with facility rationalizations within our European Fragrance business. Q2-2010 includes $1,594 of restructuring related costs, net of tax, associated with facility rationalizations within our European Fragrance business. Q3-2010 includes $2,049 of restructuring related costs, net of tax, associated with facility rationalizations within our European Fragrance business. Q4-2010 includes $877 of additional costs, net of tax, associated with the ongoing reorganization of our European Fragrance business.

(b)	The sum of the 2011 Net Income per basic share by quarter does not equal the earnings per basic share for the full year due to changes in average shares outstanding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

FIVE-YEAR SUMMARY

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2011	2010	2009	2008	2007
Consolidated Statement of Income Data
Net sales	$2,788,018	$2,622,862	$2,326,158	$2,389,372	$2,276,638

Cost of goods sold	1,683,362	1,530,260	1,391,913	1,418,441	1,325,226
Research and development expenses(e)	219,781	218,772	184,771	196,863	186,271
Selling and administrative expenses(b)	443,974	447,392	390,885	400,723	397,985
Curtailment loss	—	—	—	—	5,943
Restructuring and other charges, net(a)	13,172	10,077	18,301	18,212	—
Interest expense	44,639	48,709	61,818	74,008	41,535
Other expense (income), net	9,544	8,059	1,921	(2,797)	(11,136)

	2,414,472	2,263,269	2,049,609	2,105,450	1,945,824

Income before taxes	373,546	359,593	276,549	283,922	330,814
Taxes on income(e)	106,680	96,036	81,023	54,294	83,686

Net income	$266,866	$263,557	$195,526	$229,628	$247,128

Percentage of net sales	9.6	10.0	8.4	9.6	10.9
Percentage of average shareholders’ equity	25.3	29.7	28.9	38.0	32.0
Net income per share — basic	$3.30	$3.29	$2.48	$2.89	$2.84
Net income per share — diluted	$3.26	$3.26	$2.46	$2.86	$2.81
Average number of diluted shares (thousands)	81,467	80,440	79,094	79,723	87,528
Consolidated Balance Sheet Data
Cash and cash equivalents	$88,279	$131,322	$80,135	$178,467	$151,471
Receivables, net	472,346	451,804	444,265	400,971	400,527
Inventories	544,439	531,675	444,977	479,567	484,222
Property, plant and equipment, net	608,065	538,118	501,293	496,856	508,820
Goodwill and intangible assets, net	708,345	714,416	720,530	726,683	732,836
Total assets	2,965,581	2,872,455	2,644,774	2,749,913	2,726,314
Bank borrowings, overdrafts and current portion of long-term debt	116,688	133,899	76,780	101,982	152,473
Long-term debt	778,248	787,668	934,749	1,153,672	1,060,168
Total Shareholders’ equity(d)	1,107,407	1,003,155	771,910	580,642	626,359
Other Data
Current ratio(c)	2.3	2.0	2.3	2.6	2.1
Gross additions to property, plant and equipment	$127,457	$106,301	$66,819	$85,395	$65,614
Depreciation and amortization expense	75,327	79,242	78,525	75,986	82,788
Cash dividends declared per share	$1.16	$1.04	$1.00	$0.96	$0.88
Number of shareholders of record at year-end	2,587	2,758	3,004	3,167	3,248
Number of employees at year-end	5,644	5,514	5,377	5,338	5,315

(a)	Restructuring and other charges ($9,444 after tax) in 2011, ($8,928 after tax) in 2010, ($14,763 after tax) in 2009 and ($12,583 after tax) in 2008 were the result of various restructuring and reorganization programs of the Company.
(b)	Includes $33,495 ($29,846 after tax) in 2011 of costs associated with the Mane patent litigation settlement.
(c)	Current ratio is equal to current assets divided by current liabilities.
(d)	Includes noncontrolling interests for all periods presented.
(e)	The 2007—2008 periods have been revised to properly recognize R&D expense, net of R&D credits. Previously, these credits were reflected as a reduction of tax expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Overview

We create, manufacture and supply flavors and fragrances for the food, beverage, personal care and household-products industries. Our flavors and fragrances are individual ingredients or compounds of a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists.

Flavors are the key building blocks that impart taste in processed food and beverage products and play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our flavors business is regional in nature, with different formulas that reflect local tastes and ingredients. As a leading creator of flavors, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Flavors business is divided into four categories of products: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy.

Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. Our Fragrances business is divided into three categories of products: (1) Fine Fragrance and Beauty Care, (2) Functional Fragrances and (3) Fragrance Ingredients.

Development of new flavors and fragrances is driven by a variety of sources including requests from our customers, who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process between our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.

Our top 25 customers comprised 53% of total sales in 2011; these percentages have remained fairly constant for several years. A key factor for commercial success is inclusion on the strategic customers’ core supplier lists, opening opportunities to win new business. We are on the core supplier lists of a large majority of our strategic customers.

Growth in the global flavors and fragrances market is generally aligned with global population trends, GDP growth and gains in per capita disposable income. The flavor and fragrance market is estimated to be approximately $16 – $17 billion; however the exact size of the global market is not available due to fragmentation of data. The top four companies are estimated to comprise approximately 70% of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.

Leveraging our balanced portfolio of business categories and geographic diversity, sales in 2011 grew 6% on a reported basis and 4% in local currency (LC) terms in spite of the market and macro-economic challenges we faced. Flavors continued to achieve strong LC growth of 9% for the full year 2011. The Flavors growth more than offset a 1% decline in LC sales for our Fragrances business. The LC decline for Fragrances reflects very challenging comparable performance in 2010 (with record LC growth of 16%), market weakness in discretionary categories (primarily Fine Fragrances) and price driven volumes declines in Ingredients. Overall, our 2011 results continued to be driven by our strong emerging market presence that represented 46% of total sales and experienced 8% LC growth in 2011. From a geographic perspective, all four regions delivered LC growth in 2011; led by Greater Asia, which now represents our second largest region, with 6% LC growth.

2011 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLION)	2011	Percent of sales	2010	Percent of sales	2009	Percent of sales
Europe, Africa and Middle East (EAME)	$957	34%	$897	34%	$808	35%
Greater Asia (GA)	745	27%	677	26%	575	24%
North America (NOAM)	678	24%	651	25%	600	26%
Latin America (LA)	408	15%	398	15%	343	15%

Total net sales, as reported	$2,788		$2,623		$2,326

FINANCIAL PERFORMANCE OVERVIEW

Reported sales for 2011 increased 6% year-over-year as both Flavors and Fragrances benefited from new business performance and price increases that more than offset price driven volume declines in Ingredients and volume erosion in Fragrance compounds. Exchange rate variations accounted for 2% of the year-over-year sales increase. The effect of exchange rates can vary by business and region depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. LC sales growth of 4% in 2011 was consistent with our long-term strategic target of 4% – 6% growth, despite the record LC growth achieved in 2010 of 13%. For 2012, we believe that our LC growth will be towards the low end of our long-term target as global GDP growth is expected to be relatively weak. We will experience a much larger drag on Flavor sales growth in 2012 as compared to 2011 associated with the exiting of under-performing business and demand in Ingredients is still expected to be weak. In particular, LC growth in the first quarter of 2012 will be especially challenged given that this was the strongest quarter during 2011.

On a long-term basis we expect that sales growth for the industry will generally be in line with the underlying assumptions that support our long term strategic goals, albeit with some risk in the near term given the continuing global economic uncertainty. Changing social habits resulting from increased disposable income, improved focus on personal health and wellness awareness should help drive growth of our consumer product customers’ business, especially in the emerging markets we have targeted, such as India and China.

Gross margins were down year-over-year as higher raw material costs more than offset the benefits from price increases realized during the course of 2011, operational improvements in Flavors and the benefits associated with the European Fragrance rationalization. We expect to continue to see year-over-year increases in raw material costs, especially in the early part of 2012 as we are comparing to the lowest levels of 2011. While we made progress during the course of 2011 in compensating for higher input costs through price increases, there was a substantial gap for the realization of these increases, primarily within Fragrances. We will continue to pursue additional price realization and other cost savings initiatives in 2012 that should enable us to offset the pricing gap over the course of the year.

Operating profit increased $11.4 million to $427.7 million (15.3% of sales) in 2011 compared to $416.4 million (15.9% of sales). We were able to compensate for the significant gross margin pressure in 2011 by maintaining a strict cost discipline, including the benefits associated with lower incentive compensation. As a result, adjusted operating profit, excluding the effects of restructuring charges in 2011 and 2010 and the Mane patent litigation settlement in 2011, increased $48.0 million to $474.4 million (17.0% of sales) in 2011 as compared to $426.4 million (16.3% of sales) in 2010.

In December 2011, we recorded a charge to cover a restructuring which involved a reduction in workforce across Fragrances, Flavors and Corporate functions as well as a realignment of responsibilities in our Fragrances business unit. We expect to realize approximately $9.0 million in savings during 2012 as a result of this restructuring initiative. The savings generated will principally benefit the Functional Fragrance activities within the Company. This category was one of the improvement opportunities identified during our 2010 strategic assessment process.

Despite the near-term challenges we faced during 2011, we continued to execute against the strategic priorities identified during our 2010 assessment. In particular, ensuring that we have adequate resources and capabilities in place to support planned growth in emerging markets through investments and key technologies was the primary driver within the $127 million (4.6% of sales) of capital spending during 2011. In 2012, we again expect capital spending to approach 5% as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations were $189.2 million or 6.8% of sales in 2011 as compared to $315.1 million or 12% of sales during 2010. The decrease in cash generation was primarily driven by the year-over-year impact of incentive compensation payments and accruals, a $40.0 million patent litigation settlement payment in the fourth quarter and higher tax payments in 2011 associated with the strong 2010 results.

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net sales	$2,788,018	$2,622,862	$2,326,158	6.3%	12.8%
Cost of goods sold	1,683,362	1,530,260	1,391,913	10.0%	9.9%

Gross profit	1,104,656	1,092,602	934,245
Research and development (R&D) expenses	219,781	218,772	184,771	0.5%	18.4%
Selling and administrative (S&A) expenses	443,974	447,392	390,885	-0.8%	14.5%
Restructuring and other charges, net	13,172	10,077	18,301	30.7%	-44.9%

Operating profit	427,729	416,361	340,288
Interest expense	44,639	48,709	61,818	-8.4%	-21.2%
Other expense, net	9,544	8,059	1,921	18.4%	319.5%

Income before taxes on income	373,546	359,593	276,549
Taxes on income	106,680	96,036	81,023	11.1%	18.5%

Net income	$266,866	$263,557	$195,526

Net income per share — diluted	$3.26	$3.26	$2.46	—%	32.5%
Gross margin	39.6%	41.7%	40.2%	(2.1)	1.5
R&D as a percentage of sales	7.9%	8.3%	7.9%	(0.4)	0.4
S&A as a percentage of sales	15.9%	17.1%	16.8%	(1.2)	0.3
Operating margin	15.3%	15.9%	14.6%	(0.6)	1.3
Effective tax rate	28.6%	26.7%	29.3%	1.9	(2.6)
Segment net sales
Flavors	$1,347,340	$1,203,274	$1,081,488	12.0%	11.3%
Fragrances	1,440,678	1,419,588	1,244,670	1.5%	14.1%

Consolidated	$2,788,018	$2,622,862	$2,326,158

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70.0% of the total. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses principally associated with staff groups that support our overall operating activities.

2011 IN COMPARISON TO 2010

Sales

Sales for 2011 totaled $2.8 billion, an increase of 6% from the prior year. Excluding currency impacts, LC sales grew by 4%, driven principally by new business and the realization of price increases that were implemented to mitigate the effects of higher raw material costs. LC sales growth was primarily driven by the realization of price increases across both business units, while new win performance was largely offset by volume declines in the second half of 2011, mainly in Fragrances. Overall LC growth was driven by 8% growth in the emerging markets.

Flavors Business Unit

On a reported basis, Flavor sales increased 12%; excluding the impact of foreign currency, LC sales for the Flavors business increased 9% versus the prior year period. The increase was driven by new business with our customers, followed by the realization of price increases and growth in the underlying demand for our customers’ products. Sales growth in 2011 includes the impact of exiting approximately $6 million of less profitable non-strategic business. LC growth was led by double-digit gains in Savory and Beverages and single digit gains in Sweet (Confectionery), all of which benefited from new business, higher volumes and realization of price increases. Regionally, the business benefited from double digit growth in NOAM and EAME whereas GA had high-single digit LC growth. The improvement in EAME reflects growth in all categories led by near or double-digit gains in Savory, Beverage and Sweet. EAME performance continues to be led by our performance in the emerging market countries within the region. Sales in NOAM were led by double-digit gains in Savory and Beverage. LC growth in GA was driven by double-digit gains in Beverages and Dairy followed by high single-digit gains in Sweet. LA LC growth of 4% was driven by double-digit gains in Sweet and Dairy as well as mid-single digit growth in Savory. Globally, Flavors growth was led by double-digit growth in emerging markets.

Fragrances Business Unit

The Fragrances business experienced a 1% increase in reported sales and was down 1% in LC terms compared to 16% LC sales growth during 2010. New business wins and the realization of price increases were more than offset by declines in existing business, most notably in Ingredients and Fine Fragrances. Year-over-year 2011 LC sales performance was led by double-digit growth in Home Care along with low single-digit gains in Beauty Care and Fabric Care categories. Offsetting these gains was a 9% decline in Ingredients compared to an 18% increase during 2010. LC growth within the regions was led by GA at 2%, mainly due to new business and slightly higher volumes, notably within the Fabric Care which had double-digit LC gains. All other regions were flat to slightly down reflecting gains in Hair Care and Home Care that were largely offset by volume erosion in Fine Fragrances in North America as well as declines in Ingredients in all regions. Global growth was led by single-digit growth in emerging markets which represented more than 40% of total Fragrance sales.

Sales Performance by Region and Category

		% Change in Sales — 2011 vs 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-3%	3%	-4%	-1%	10%	4%
EAME	Reported	6%	6%	-10%	2%	15%	7%
	Local Currency	1%	2%	-13%	-2%	10%	2%
LA	Reported	1%	3%	-8%	1%	5%	2%
	Local Currency	-1%	3%	-9%	0%	4%	1%
GA	Reported	4%	5%	1%	4%	14%	10%
	Local Currency	2%	4%	-2%	2%	9%	6%
Total	Reported	3%	5%	-6%	1%	12%	6%
	Local Currency	0%	3%	-9%	-1%	9%	4%

•

NOAM LC growth was led by 10% Flavors growth as strong new business gains and realization of price increases in Savory and Beverages more than offset volume declines in Sweet and Dairy. Fine & Beauty Care sales declined 3% reflecting very strong year-ago comparables of +11% (including re-stocking benefits in 2010). Functional Fragrance sales were up 3% versus last year as new business wins and volume gains in Home Care offset lower volumes on existing business in Fabric Care and Personal Wash.

•

EAME LC growth was led by 10% growth in Flavors resulting from double-digit growth in Savory along with high single-digit growth in Beverage and Sweet. This growth was mainly due to new business within our emerging markets in the region, as well as the realization of price increases and volume. Fine & Beauty Care delivered 1% year-over-year LC growth despite exceptional performance of 31% growth in the prior year period. Ingredients LC sales decreased 13% coming off very strong growth of 17% in the comparable 2010 period.

•

LA LC sales growth of 1% was driven by double-digit gains in Sweet and Dairy that was offset by a flat performance in Beverages. Within Fragrances, single-digit LC sales growth in Fabric Care and Home Care were offset by volume softness in Ingredients, which experienced 14% growth in 2010.

•

GA delivered solid LC sales growth of 6%, led by near double-digit gains in Flavors, due to double-digit gains in Beverage and Dairy, along with double-digit gains in Fabric Care and single-digit sales growth in Hair Care and Home Care.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, increased 210 basis points (bps) to 60.4% in 2011 compared to 58.3% in 2010. The increase versus last year was mainly driven by higher raw material costs combined with a slightly less favorable sales mix. Overall, raw material costs have increased approximately 10% on a year-over-year basis. These effects were partially offset by improved operating leverage, ongoing margin recovery efforts in both businesses, including pricing, and benefits associated with the European rationalization that was completed in late 2010.

Research and Development (R&D)

R&D expenses increased approximately $1.0 million versus the prior year as investments in technology and innovation were largely offset by lower provisions for incentive compensation. Overall R&D expenses decreased 40 bps as a percentage of sales from 8.3% in 2010 to 7.9% in 2011.

Selling and Administrative (S&A)

S&A, as a percentage of sales, decreased 120 bps to 15.9% versus 17.1%. The 2011 amount includes $33.5 million related to the Mane patent litigation settlement. Excluding this amount, S&A would have declined 240 bps to 14.7% of sales. The decrease in S&A expenses was driven by lower provisions for incentive compensation and ongoing cost discipline that more than offset planned spend in sales activities (mainly in emerging markets) to support our growth initiatives.

Restructuring and Other Charges

Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)		Positions Affected
	2011	2010	2011	2010
Flavors	$1,475	$—	14	—
Fragrances	11,224	10,077	54	(10)
Global	473	—	4	—

Total	$13,172	$10,077	72	(10)

Strategic Initiative

In December 2011, we recorded a charge to cover a restructuring which involved a reduction in workforce as well as a realignment of responsibilities in our Fragrances business unit. This alignment partly addresses issues identified in our 2010 strategic review process towards improving the underperforming areas of our portfolio. It will result in the redeployment of creative resources in emerging markets and the reorganization from a regional to a global category structure. We implemented a plan to streamline business operations globally which resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. As a result, we recorded a provision for severance costs of $9.8 million to Restructuring and other charges, net in our 2011 Consolidated Statement of Income. We expect to realize pre-tax savings of approximately $9.0 million in 2012.

European Rationalization Plan

During the second quarter 2011, we executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result we recorded a charge of $3.9 million related to the European rationalization plan to cover settlements and special termination benefits. This settlement was funded primarily through pension plan investment trust assets.

We also reversed $1.2 million of employee-related liabilities in 2011 due to certain employees accepting other roles within the Company, offset by $0.6 million of additional costs incurred.

Based upon the period-end estimates regarding the separation agreements, we increased our provision for severance costs in by $4.4 million in 2010. The remaining $5.7 million of the restructuring charges in 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrances and Ingredients operations in Europe.

In the aggregate as of December 31, 2011, we have recorded expenses of $34.1 million relating to the European rationalization plan and $9.8 million for the Strategic initiative, of which $37.6 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Cost of goods sold, R&D and Selling and administrative expenses. We do not anticipate any further expenses related to the European rationalization plan.

Operating Results by Business Unit

We evaluate the performance of business units based on Adjusted operating profit before Restructuring and certain non-recurring adjustments before Interest expense, Other expense, net and Taxes on income. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31, 2011
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global	Consolidated
Operating profit	$249,276	$215,336	$(36,883)	$427,729
Restructuring and other charges, net	1,475	11,224	473	13,172
Mane patent litigation settlement	33,495	—	—	33,495

Adjusted operating profit	$284,246	$226,560	$(36,410)	$474,396

Operating margin	18.5%	14.9%		15.3%
Restructuring and other charges, net	0.1%	0.8%		0.5%
Mane patent litigation settlement	2.5%	—		1.2%
Adjusted operating margin	21.1%	15.7%		17.0%

	For the Year Ended December 31, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global	Consolidated
Operating profit	$242,528	$234,889	$(61,056)	$416,361
Restructuring and other charges, net	—	10,077	—	10,077

Adjusted operating profit	$242,528	$244,966	$(61,056)	$426,438

Operating margin	20.2%	16.5%		15.9%
Restructuring and other charges, net	—	0.7%		0.4%
Adjusted operating margin	20.2%	17.3%		16.3%

Flavors Business Unit

Flavors operating profit totaled $249.3 million in 2011 (18.5% of sales) compared to $242.5 million (20.2% of sales) in the comparable 2010 period. Flavors adjusted operating profit increased $41.7 million to $284.2 million (21.1% of sales). The improvement in profitability was mainly driven by strong sales growth and increased operating leverage, the realization of price increases and margin improvement initiatives that more than offset the effects of higher raw material costs and less favorable sales mix.

Fragrances Business Unit

Fragrances operating profit totaled $215.3 million in 2011 or 14.9% as a percentage of sales, compared to $234.9 million or 16.5% as a percentage of sales reported in 2010. Fragrances adjusted operating profit decreased $18.4 million to $226.6 million (15.7% of sales) versus $245.0 million (17.3% of sales) during 2010. The decline in profit was driven by sharply higher input costs and weaker sales mix that could only be partially offset by the realization of price increases, the benefits of the European restructuring, other margin improvement initiatives, and lower incentive compensation.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses were $36.9 million compared to $61.1 million during 2010. The decline principally reflects lower incentive compensation.

Interest Expense

In 2011, interest expense decreased $4.1 million to $44.6 million. The decrease in interest expense reflects lower levels of outstanding debt mainly due to $123.7 million of long-term debt repayments in 2011. Average cost of debt was 4.7% for the 2011 period compared to 5.0% in 2010.

Other Expense, Net

Other expense, net increased approximately $1.4 million to $9.5 million in 2011 versus $8.1 million in 2010. The change was driven by higher foreign exchange losses on outstanding working capital balances, principally associated with a general weakening of the U.S. dollar.

Income Taxes

The effective tax rate was 28.6% in 2011 as compared to a rate of 26.7% in the prior year. The current period included a $5.8 million adjustment of deferred tax assets as a result of U.S. state law changes enacted during the second quarter 2011 and a low effective tax rate on the Mane patent litigation settlement.

2010 IN COMPARISON TO 2009

Sales

Sales for 2010 totaled $2.6 billion, an increase of 13% from $2.3 billion in 2009. The significant acceleration of growth (+13% in LC terms) reflects strong commercial performance in both businesses, higher volumes, including the effects of re-stocking in developed markets, most notably in the first half of the year and stronger sales mix for both businesses. Sales from new wins accounted for half of the LC sales gains. In addition, higher volumes were driven by a broad-based recovery in demand and lower base period comparisons in 2009 (primarily in Fine Fragrances, Ingredients and Home Care). Foreign currency movements had only a minor impact on year-over-year sales growth, although there was volatility from quarter-to-quarter.

Flavors Business Unit

On a reported basis Flavor sales increased 11%; excluding the impact of foreign currency translation, LC sales for the Flavors business increased 10% from the prior year period. Almost 60% of year-over-year gain was driven by higher volume (including some elements of re-stocking) with the remaining due to sales from new business. Solid growth was experienced across all product categories, led by double-digit LC growth in our Beverage and Sweet categories and near double-digit growth in the others. Our regional growth was driven by EAME and GA which benefited from result of higher volumes and net new business particularly in the Beverage, Sweet, and Savory categories. Growth in both regions benefited from continued investments to strengthen our commercial and development capabilities. Sales in NOAM were up 6% due to higher volume and new business in Beverages and Sweet. LA had solid growth, up 6% in LC as new business wins and volume recovery in Sweet and Savory more than offset the effects of non-strategic business lost last year. Overall growth was led by solid double-digit growth in emerging markets of 14%, which represent 47% of Flavors overall sales.

Fragrances Business Unit

Fragrance sales increased significantly, up 14% on a reported basis and 16% in LC terms. Approximately 60% of the improvement was driven by sales from new wins with our customers with the balance attributable to increased volume (including the benefit of weaker prior year base sales in Fine Fragrance and Ingredients). The volume gains reflect a bounce back in demand supported by increased customer promotional activities, mainly in Fine Fragrance, lower base period comparisons and re-stocking in the developed markets. Overall, Fine & Beauty Care LC sales increased 26% versus last year, driven by significant gains in new business, a recovery in demand (including effects of re-stocking), and low prior year activity levels. LC Functional Fragrance sales increased 7%, driven by double-digit gains in Home Care resulting from new business and solid growth in our Fabric Care category. Ingredient LC sales increased 18% driven by a recovery in demand, weaker year-ago activity and customer success within certain specialty grades. All regions delivered double-digit LC sales gains, led by LA (Fine & Beauty and Ingredients) and EAME (Fine Fragrance and Functional). GA growth was led by strong Functional and Hair Care category sales, whereas NOAM was mainly driven by higher Fine Fragrance sales. Overall growth was well-balanced, with both emerging and developed markets delivering double-digit LC gains, although emerging market growth was strongest at 18%.

Sales Performance by Region and Category

		% Change in Sales — 2010 vs 2009
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	11%	2%	23%	11%	6%	8%
EAME	Reported	25%	1%	12%	12%	10%	11%
	Local Currency	31%	6%	17%	17%	13%	15%
LA	Reported	44%	5%	14%	20%	10%	16%
	Local Currency	40%	5%	14%	18%	6%	14%
GA	Reported	22%	19%	11%	18%	17%	18%
	Local Currency	20%	17%	10%	17%	12%	14%
Total	Reported	24%	6%	15%	14%	11%	13%
	Local Currency	26%	7%	18%	16%	10%	13%

•

NOAM Fine & Beauty sales growth was driven by 16% growth in Fine Fragrance associated with general demand recovery (including some elements of re-stocking) as well as weaker year ago comparison levels (mostly in the first half of the year) combined with good market success for new business launches. The strong performance in Ingredients reflects broad-based volume gains, re-stocking and weak market conditions last year. Functional Fragrance sales increased as strong new business wins across all categories more than offset volume erosion in Fabric Care, with the strongest gain within the Home Care category. Double-digit growth in Beverages (volume) and Sweet (net new wins) categories led the growth in the Flavors business, with Savory also contributing solid growth.

•

EAME delivered strong sales gains across all categories (except Personal Wash), led by new business and demand recovery in Fine Fragrance, Ingredients and Fabric Care plus net new wins and higher volume for Flavors, notably within the Beverage category, which grew 27%. The Flavors business also benefited from double-digit growth in Sweet and Dairy. Re-stocking also supported growth in the developed countries within the region across most categories.

•

LA sales performance was led by general recovery in demand and new business in Fine Fragrance, which grew 50%. Double-digit growth in Beauty Care, Sweet, Dairy and Savory categories more than offset the effect of non-strategic Flavors’ business lost last year. The Functional Fragrance category improvement benefited from both new business and volume recovery in Home Care and Fabric Care.

•

GA delivered double-digit LC sales growth in all categories. Fine & Beauty Care gains were driven by demand recovery and new business wins in Hair Care and Toiletries. Fine Fragrance’s growth of 40% also benefited from demand recovery and a weaker prior year base. Within Functional Fragrances, Fabric, Home Care and Personal Wash all achieved double-digit gains reflecting both strong commercial performance and solid demand growth. Flavor sales growth was driven by new product introductions and volume growth mainly in Savory, Beverage and Sweet, with all major categories producing double-digit gains.

Cost of Goods Sold

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

Research and Development (R&D)

R&D expenses increased approximately $34.0 million from the prior year. The increase was due to growth driven incentive compensation accruals of $15.0 million and lower R&D tax credits of $5.0 million. The remaining increase was due to higher basic research, targeted investments to support strategic growth initiatives, and lower prior period base comparison resulting from some curtailment in 2009 spend due to the then prevailing economic crisis.

Selling and Administrative (S&A)

S&A as a percentage of sales, increased slightly to 17.1% of sales compared to 16.8% for 2009. Overall spending increased $56.5 million versus the prior year, mainly driven by higher provisions for incentive compensation of $36.0 million. The remaining variance was due to planned investments and volume related activity to support growth, contingency related costs and fees, and lower prior period base spending in 2009 due to the prevailing economic crisis. The 2009 results include approximately $6.0 million of severance and related costs, primarily associated with a change in our Chief Executive Officer.

Restructuring and Other Charges

	Restructuring Charges
	(In Thousands)		Position Affected
	2010	2009	2010	2009
Flavors	$—	$637	—	7
Fragrances	10,077	18,046	(10)	200
Global	—	(382)	—	5

Total	$10,077	$18,301	(10)	212

European Rationalization Plan

In 2009, as part of the rationalization of our European Fragrance manufacturing footprint, the Company decided to close its Fragrances compounding facility in Drogheda, Ireland as well as the partial closure of its Fragrance Ingredients plant in Haverhill, United Kingdom. The Company recorded $12.2 million of severance costs and $1.0 million of accelerated depreciation on certain related assets and other restructuring related costs. In addition, as part of the continued focus to optimize our European operations, the Flavors segment recorded a provision for severance costs of $1.0 million.

The Company has completed its negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location during the third quarter 2010. Based upon the period-end estimates regarding the separation agreements, the Company increased its provision for severance costs by $4.4 million in 2010. The remaining $5.7 million of the restructuring charges in 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrances and Ingredients operations in Europe. The Company ceased its operations at the Drogheda plant as of September 30, 2010.

Performance Improvement Plan

In 2009 we provided another $6.6 million for severance and related costs associated with the elimination of approximately 70 additional positions globally. Subsequently, there was a $2.5 million reduction in previously recorded provisions due to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance.

Operating Results by Business Unit

We evaluate the performance of business units based on operating profit before interest expense, other expense, net and income taxes. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31, 2010
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global	Consolidated
Operating profit	$242,528	$234,889	$(61,056)	$416,361
Restructuring and other charges, net	—	10,077	—	10,077

Adjusted operating profit	$242,528	$244,966	$(61,056)	$426,438

Operating margin	20.2%	16.5%		15.9%
Restructuring and other charges, net	—	0.7%		0.4%
Adjusted operating margin	20.2%	17.3%		16.3%

	For the Year Ended December 31, 2009
(DOLLARS IN THOUSANDS)	Flavors	Fragrances	Global	Consolidated
Operating profit	$208,329	$170,515	$(38,556)	$340,288
Restructuring and other charges, net	637	18,046	(382)	18,301
Employee separation costs	—	—	6,320	6,320

Adjusted operating profit	$208,966	$188,561	$(32,618)	$364,909

Operating margin	19.3%	13.7%		14.6%
Restructuring and other non-recurring charges	0.1%	1.4%		1.1%
Adjusted operating margin	19.3%	15.1%		15.7%

Flavors Business Unit

In 2010, Flavors operating profit totaled $242.5 million, or 20.2% as a percentage of sales, compared to $208.3 million or 19.3% in 2009. The improvement in profitability was mainly driven by a 100 basis point (bps) improvement in gross margin resulting from strong sales growth and better absorption, improving input costs, and the benefits of our margin improvement initiatives, partially offset by higher tolling costs associated with some outsourcing of work. Research, selling and administrative costs (RSA) were down 10 bps as a percentage of sales. Higher overall RSA expenses were due to targeted investments in business development, growth driven incentive compensation costs, and product liability and other contingency claims.

Fragrances Business Unit

Fragrances operating profit for 2010 was $234.9 million, or 16.5% as a percentage of sales, compared to $170.5 million or 13.7% reported in 2009. Fragrances adjusted operating profit increased more than $56.4 million to $245.0 million (17.3% of sales) versus $188.6 million (15.1% of sales) during 2009. The improvement in profit was driven by a 200 bps increase in gross margin resulting from higher volumes and net win performance, favorable input costs, and the benefits of ongoing profit improvement initiatives. RSA as a percentage of sales improved 150 bps due to positive cost leverage on our higher volume. Overall RSA expenses increased due to incentive compensation expense, lower R&D credits and investments in business development.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to an individual business unit. In 2010, Global expenses were $61.1 million compared to $38.6 million during 2009. The increase in Global expenses is mainly due to higher incentive compensation of $22.0 million with the balance mainly related to litigation related provisions and costs. In 2009, Global expenses included $6.3 million of employee separation costs associated with the change in our Chief Executive Officer.

Interest Expense

During 2010, interest expense totaled $48.7 million compared to $61.8 million in 2009. The 2009 amount includes $4.0 million of interest paid on the close-out of a cross-currency interest rate swap classified as a net investment hedge. The additional reduction versus 2009 reflects certain debt repayments of $201.1 million made during the second half of 2009. Average cost of debt was 5.0% for the 2010 period compared to 5.5% in 2009.

Other Expense, Net

Other expense was $8.1 million in 2010 versus $1.9 million in 2009, approximately 50% of which relates to losses on foreign exchange transactions. The remaining change is principally attributable to higher provisions for non-controlling interest in consolidated subsidiaries and miscellaneous non-operating expenses.

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

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $88.3 million at December 31, 2011 compared to $131.3 million at December 31, 2010, of which $76.3 million of the balance at December 31, 2011 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings in excess of current year earnings of our foreign subsidiaries because we intend and plan to reinvest the undistributed earnings indefinitely.

Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to realize deferred tax assets. The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $119.5 million, $360.5 million and $150.5 million in 2011, 2010 and 2009, respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in 2011 were $189.2 million compared to $315.1 million and $291.6 million in 2010 and 2009, respectively. The cash flow impact associated with core working capital (trade receivables plus inventories, less accounts payable) was flat compared to 2010. The decrease in operating cash flows from 2010 reflects higher incentive compensation payments made in 2011 (as a result of strong 2010 performance), the Mane patent litigation settlement of $40 million and higher tax payments.

Working capital (current assets less current liabilities) totaled $752.7 million at year-end 2011 compared to $664.2 million at December 31, 2010. The 2011 increase in working capital reflects higher commercial activity, significant increases in input costs and lower provisions for incentive compensation.

As of December 31, 2011, net trade receivables increased by $20.5 million as compared to December 31, 2010 principally related to higher sales levels during the fourth quarter 2011 versus the fourth quarter 2010.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $127.5 million, $106.3 million and $66.8 million in 2011, 2010 and 2009, respectively, and are expected to approximate 5% of sales in 2012. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets.

Net investing activities in 2011 utilized $131.2 million compared to $106.8 million and $80.9 million in 2010 and 2009, respectively. The increase in investing activities in 2011 resulted from higher additions to property, plant and equipment to grow in emerging markets.

CASH FLOWS USED IN FINANCING ACTIVITIES

Net financing activities in 2011 used $100.7 million compared to $156.7 million and $312.2 million in 2010 and 2009, respectively. The decrease from 2010 reflects long-term debt repayments in 2011 of $123.7 million compared to none in 2010, slightly offset by net credit facility borrowings in 2011 of $92.7 million compared to net credit facility payments of $103.2 million in 2010.

At December 31, 2011, we had $894.9 million of debt outstanding compared to $921.6 million outstanding at December 31, 2010.

In February 2009 we terminated a $300.0 million USD LIBOR to EURIBOR interest rate swap which required us to make a payment of $16.0 million. See Note 14 to the Consolidated Financial Statements for additional information regarding these transactions.

We paid dividends totaling $90.3 million, $81.2 million and $78.8 million in 2011, 2010 and 2009, respectively. The cash dividend declared per share in 2011, 2010 and 2009 was $1.16, $1.04 and $1.00, respectively.

CAPITAL RESOURCES

Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during 2011 and 2010.

On November 9, 2011, IFF, including certain subsidiaries, entered into a new credit agreement with Citibank, N.A., as administrative agent and the other lenders, agents, arrangers and bookrunners to replace the previous credit agreement set to expire November 23, 2012. The Credit Agreement provides for a revolving loan facility in an aggregate amount up to an equivalent of $942.0 million (the “New Facility”). There are three tranches under the New Facility. The Tranche A facility is available to all of the Borrowers other than IFF Spain in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $458 million and contains sublimits of $25.0 million for letters of credit and $50.0 million for swing line borrowings. The Tranche B facility is available to all of the Borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $354.0 million and contains sublimits of €25.0 million for letters of credit and €50.0 million for swing line borrowings. The Tranche C facility is available to all of the Borrowers in euros only in an aggregate amount up to €100,505,400. The New Facility will be available for general corporate purposes of each Borrower and its subsidiaries. The obligations under the New Facility are unsecured and the Company has guaranteed the obligations of each other Borrower under the New Facility. The New Facility will mature on November 9, 2016, but may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the New Facility. Borrowings under the New Facility bear interest at an annual rate of LIBOR plus a margin, currently 125 bps, linked to our credit rating. The interest rate under the New Facility at December 31, 2011 was 1.77%. The New Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. We have complied with this covenant at all times.

The New Facility provides us with access to approximately $80 million of additional borrowings compared to the old Facility. The margin added to the annual rate of LIBOR is currently 100 bps higher than the old Facility. Such increase has not caused a material change to our cost of borrowing.

As of December 31, 2011 we had total borrowings under the New Facility of $157.5 million. The amount which we are able to draw down on under the Agreement is limited by financial covenants as described in more detail below. At December 31, 2011 we had a remaining overall borrowing capacity of $1,028.0 million. However, our drawdown capacity on the New Facility was limited to $784.5 million based on existing balances outstanding under the Facility at December 31, 2011. The Company did not have any letters of credit outstanding under the New Facility as of December 31, 2011.

The Facility contains the most restrictive covenant of all of our debt requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At December 31, 2011 and 2010 we were in compliance with all financial and other covenants. At December 31, 2011 our Net Debt/adjusted EBITDA(1) was 1.42 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended December 31,
(DOLLARS IN MILLIONS)	2011	2010
Net income	$266.9	$263.6
Interest expense	44.6	48.7
Income taxes	106.7	96.0
Depreciation and amortization	75.3	79.2
Specified items(1)	46.7	10.1
Non-cash items(2)	20.9	—

Adjusted EBITDA	$561.1	$497.6

(1)

Specified items for the 12 months ended December 31, 2011 of $46.7 million consists of $33.5 million of the Mane patent litigation settlement and $13.2 million of restructuring charges related to the 2011 Strategic

Initiative and pension settlement costs related to our European rationalization. Specified items for the 12 months ended December 31, 2010 of $10.1 million consist of restructuring charges related to our European rationalization.
(2)	Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s New Facility agreement, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	December 31,
(DOLLARS IN MILLIONS)	2011	2010
Total debt	$894.9	$921.6
Adjustments:
Deferred gain on interest rate swaps	(11.0)	(12.9)
Cash and cash equivalents	(88.3)	(131.3)

Net debt	$795.6	$777.4

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2011 and 2010, we spent $2 million and $6 million, respectively, on capital projects and $17 million and $18 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

CONTRACTUAL OBLIGATIONS

At December 31, 2011, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (Dollars In Millions)	Total	2012	2013-2014	2015-2016	2017 and thereafter
Borrowings(1)	$884	$117	$100	$167	$500
Interest on borrowings(1)	328	46	83	79	120
Operating leases(2)	255	26	45	35	149
Pension funding obligations(3)	63	21	42	—	—
Postretirement obligations(4)	129	6	13	15	95
Purchase commitments(5)	160	111	49	—	—

Total	$1,819	$327	$332	$296	$864

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
(2)	Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 7 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 16 of the Notes to the Consolidated Financial Statements.
(3)	See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2014 are not currently determinable.
(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)	Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

The table above does not include $68 million of the total unrecognized tax benefits for uncertain tax positions and approximately $13 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, the Company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations. We currently have net intangible assets, including goodwill, of $708 million. In the fourth quarter of fiscal 2011, we early adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” We conduct a goodwill qualitative assessment as of November 30th on an annual basis or more frequently when significant change in circumstances that would be considered a triggering event indicate that the carrying amount may not be recoverable. The goodwill impairment qualitative assessment requires us to perform an assessment for each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We identified two reporting units, the Flavors reporting unit and the Fragrances reporting unit. These reporting units were determined based on the level at which the performance is measured and reviewed.

The qualitative assessment considers various factors for each reporting unit, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the reporting unit. If it is determined that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, we perform a “step one” goodwill impairment test. We completed our annual qualitative assessment of as of November 30, 2011, which indicated no impairment of goodwill, as it was determined it is more likely than not that the fair values exceed the carrying values of each of our reporting units.

The analysis and evaluation of income taxes. We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations.

The Company has not established deferred tax liabilities for undistributed foreign earnings as it has plans to and intends to indefinitely reinvest those earnings to finance foreign activities. However, if these earnings become subject to U.S. federal tax, any required provision could have a material impact on our financial results.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. This evaluation is made at the time that we adopt a tax position and whenever there is new information and is based upon management’s evaluation of the facts, circumstances and information available at the reporting date. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. The actual outcome of our tax positions, if significantly different from our estimates, could materially impact our provision for income taxes in the period in which such determination is made.

The evaluation of potential litigation and environmental liabilities, where changing circumstances, rules and regulations require regular reassessment of related practices and anticipated costs. We are subject to certain legal claims regarding products and other matters, as well as environmental-related matters. Significant management judgment is involved in determining when it is probable that a liability has been incurred and the extent to which it can be reasonably estimated.

We regularly assess potential liabilities with respect to all legal claims based on the most recent available information, in consultation with outside counsel we have engaged on our behalf to handle the defense of such matters. To the extent a liability is considered to be probable and reasonably estimable, we recognize a corresponding liability; if the reasonably estimated liability is a range, we recognize that amount considered most likely, or in the absence of such a determination, the minimum reasonably estimated liability. To the extent such claims are covered by various insurance policies, we separately evaluate the right to recovery and estimate the related insurance claim receivable. Management judgments involve determination as to whether a liability has been incurred, the reasonably estimated amount of that liability, and any potential insurance recovery.

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

With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 50% in equity securities and 50% in fixed income securities. The plan has achieved a compounded annual rate of return of 7.5% over the previous 20 years. At December 31, 2011, the actual asset allocation was: 50% in equity securities; 48% in fixed income securities; and 2% in cash equivalents.

The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55%-60% in fixed income securities; 20%- 25% in equity securities; 5%-10% in real estate; and 5%-10% in alternative investments. At December 31, 2011, the actual asset allocation was: 59% in fixed income investments; 22% in equity investments; 10% in real estate investments; 8% in alternative investments and 1% in cash and cash equivalents.

Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a .25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$12,563	$12,301	$679	$828
Non-U.S. Pension Plans	$28,023	$25,930	$2,140	$1,743
Postretirement Benefit Plan	N/A	$3,774	$183	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $8.1 million and $0.4 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $7.4 million and $0.4 million, respectively.

The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We maintain approximately 45% – 50% of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.

We believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the impact of these items in our results of operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholders’ Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Retrospective application will be required and is effective for the Company as of the beginning of 2012. In December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely. The application of this revised guidance is not expected to have a significant impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of income and equity.

In September 2011, the FASB issued authoritative guidance allowing entities the option of first performing a qualitative assessment to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value exceeds the carrying amount, an entity does not have to perform step one of the goodwill impairment testing. This new guidance is effective for fiscal years beginning on or after December 15, 2011 with early adoption permitted. The Company has adopted this guidance when it performed its annual goodwill impairment testing during the fourth quarter 2011. Adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s restructuring efforts in Europe in 2009, 2010 and 2011 and costs associated with the 2011 strategic initiative), employee separation costs in 2009 and the Mane patent litigation settlement in 2011. The company also measures sales performance on a non-GAAP basis which eliminates the effects that result from translating its international sales in U.S. dollars (“local currency”). Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges, employee separation costs and the patent litigation settlement include actual cash outlays; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “may”, “estimate”, “should” and “predict” similar terms or variations thereof. All information concerning the restructuring initiative, including the expected number of positions that will be eliminated, the restructuring charges that will be recorded, the amount and timing of expected savings, and the impact on the Company’s future business, as well as other statements regarding the Company future revenues, tax rates or benefits, energy costs, interest and other savings, capital expenditures, earnings and other future financial results or financial position, constitutes forward-looking information. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•

The ability of the Company to implement the restructuring initiative within the anticipated time frames and the ultimate amount of costs that the Company incurs and achieve estimated savings as a result of such initiative;

•

General economic and business conditions in the Company’s markets and demand for the Company’s products, especially given the generally weaker global economic conditions, including economic and recessionary pressures;

•	Decline in consumer confidence and spending and changes in consumer preferences;

•	Competitive products and pricing pressures;

•	Population health and political uncertainties, and the difficulty in projecting the short and long-term effects of global economic conditions;

•	Movements in interest rates;

•	Volatility and deterioration of the capital and credit markets, and any adverse impact on our cost of and access to capital and credit;

•	Fluctuations in the price, quality and availability of raw materials;

•	The Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	The level of success the Company achieves in developing and introducing new products and entering new markets;

•

The impact of currency fluctuation or devaluation in the Company’s principal foreign markets, especially given the economic uncertainty in Europe, as well as the recent strengthening of the U.S. dollar against most currencies, notably the Euro versus the U.S. dollar. The market volatility may also have an impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies or the liquidity or cash flows of our customers;

•	Uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•

The impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this 2011 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.

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

We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2011, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.

We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2011, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound, Indonesia Rupiah, Singapore dollar, Australian dollar, South African Rand, Swedish Krona and Swiss Franc. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $20 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.

We have a Japanese Yen/U.S. dollar currency swap related to monthly sale and purchase of products between the U.S. and Japan. A hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Japanese Yen, the estimated fair value of the Company’s foreign currency forward contracts would not have a material effect.

We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $5 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.

We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $2 million.

At December 31, 2011, the fair value of our fixed rate debt was $867 million. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $5 million.

We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements on page 50. See Item 6 on page 23 for supplemental quarterly data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2011, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors and nominees of the Company is set forth in the IFF 2012 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2012 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, including our chief executive officer and our chief financial officer (who is also our principal accounting officer). We have also adopted a Code of Conduct for Directors and a Code of Conduct for Executive Officers (together with the Code of Ethics, the “Codes”). The Codes are available through the Investors — Corporate Governance link on our website www.iff.com.

Only the Board of Directors or the Audit Committee of the Board may grant a waiver from any provision of our Codes in favor of a director or executive officer, and any such waiver will be publicly disclosed. We will disclose substantive amendments to and any waivers from the Codes provided to our chief executive officer and principal financial officer (principal accounting officer), as well as any other executive officer or director, on the Company’s website: www.iff.com.

The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.    EXECUTIVE COMPENSATION.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2012 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2012

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2011	2010	2009
Net sales	$2,788,018	$2,622,862	$2,326,158

Cost of goods sold	1,683,362	1,530,260	1,391,913
Research and development expenses	219,781	218,772	184,771
Selling and administrative expenses	443,974	447,392	390,885
Restructuring and other charges, net	13,172	10,077	18,301
Interest expense	44,639	48,709	61,818
Other expense, net	9,544	8,059	1,921

	2,414,472	2,263,269	2,049,609

Income before taxes	373,546	359,593	276,549
Taxes on income	106,680	96,036	81,023

Net income	266,866	263,557	195,526
Other comprehensive income:
Foreign currency translation adjustments	(36,581)	(6,220)	81,240
Gains (losses) on derivatives qualifying as hedges	8,420	(1,442)	1,091
Pension and postretirement liability adjustment	(71,797)	3,285	(28,200)

Comprehensive income	$166,908	$259,180	$249,657

	2011	2010	2009
Net income per share — basic	$3.30	$3.29	$2.48
Net income per share — diluted	$3.26	$3.26	$2.46

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$88,279	$131,332
Receivables:
Trade	476,031	458,128
Allowance for doubtful accounts	(3,685)	(6,324)
Inventories	544,439	531,675
Deferred income taxes	54,054	74,160
Prepaid expenses and other current assets	158,102	136,224

Total Current Assets	1,317,220	1,325,195

Property, plant and equipment, net	608,065	538,118
Goodwill	665,582	665,582
Other intangible assets, net	42,763	48,834
Deferred income taxes	152,118	122,800
Other assets	179,833	171,926

Total Assets	$2,965,581	$2,872,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$116,688	$133,899
Accounts payable	208,759	200,153
Dividends payable	25,086	21,657
Restructuring and other charges	10,198	3,977
Other current liabilities	203,835	301,265

Total Current Liabilities	564,566	660,951

Other Liabilities:
Long-term debt	778,248	787,668
Deferred gains	47,855	50,917
Retirement liabilities	315,633	221,985
Other liabilities	151,872	147,779

Total Other Liabilities	1,293,608	1,208,349

Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of December 31, 2011 and 2010; and outstanding 80,921,208 and 80,210,365 shares as of December 31, 2011 and 2010	14,470	14,470
Capital in excess of par value	128,631	123,809
Retained earnings	2,692,893	2,519,706
Accumulated other comprehensive (loss) income:
Cumulative translation adjustments	(111,409)	(74,826)
Accumulated gains (losses) on derivatives qualifying as hedges	4,237	(4,183)
Pension and postretirement liability adjustment	(268,137)	(196,342)

	2,460,685	2,382,634
Treasury stock, at cost — 34,840,632 and 35,551,475 shares as of December 31, 2011 and 2010	(1,356,273)	(1,383,212)

Total Shareholders’ Equity	1,104,412	999,422

Noncontrolling interest	2,995	3,733

Total Shareholders’ Equity including noncontrolling interest	1,107,407	1,003,155

Total Liabilities and Shareholders’ Equity	$2,965,581	$2,872,455

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2011	2010	2009
Cash flows from operating activities:
Net income	$266,866	$263,557	$195,526
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	75,327	79,242	78,525
Deferred income taxes	25,357	(13,301)	(17,354)
Gain on disposal of assets	(3,184)	(3,681)	(2,324)
Stock-based compensation	20,547	18,382	17,449
Pension settlement/curtailment	3,583	—	—
Changes in assets and liabilities:
Trade receivables	(35,697)	(12,143)	(27,380)
Inventories	(25,199)	(86,250)	47,090
Accounts payable	12,252	39,973	43,780
Accruals for incentive compensation	(49,964)	45,709	7,719
Other current payables and accrued expenses	(63,602)	31,135	5,177
Changes in other assets	(22,428)	(49,786)	(61,375)
Changes in other liabilities	(14,668)	2,299	4,804

Net cash provided by operating activities	189,190	315,136	291,637

Cash flows from investing activities:
Additions to property, plant and equipment	(127,457)	(106,301)	(66,819)
Proceeds from disposal of assets	705	1,657	1,784
Maturity/termination of net investment hedges	(2,475)	1,719	(13,604)
Purchase of insurance contracts	(1,936)	(3,858)	(2,249)

Net cash used in investing activities	(131,163)	(106,783)	(80,888)

Cash flows from financing activities:
Cash dividends paid to shareholders	(90,250)	(81,181)	(78,841)
Net change in revolving credit facility borrowings and overdrafts	92,662	(103,190)	(37,292)
Repayments of long-term debt	(123,708)	—	(201,102)
Proceeds from issuance of stock under stock plans	14,656	26,224	7,010
Excess tax benefits on stock-based payments	5,933	1,403	—
Purchase of treasury stock	—	—	(1,967)

Net cash used in financing activities	(100,707)	(156,744)	(312,192)

Effect of exchange rate changes on cash and cash equivalents	(373)	(412)	3,111
Net change in cash and cash equivalents	(43,053)	51,197	(98,332)
Cash and cash equivalents at beginning of year	131,332	80,135	178,467

Cash and cash equivalents at end of year	$88,279	$131,332	$80,135

Cash paid for:
Interest	$54,310	$54,087	$70,847
Taxes	$87,785	$70,807	$58,055
Noncash investing activities:
Accrued property, plant and equipment	$24,050	$1,378	$—

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumu- lated other comprehensive (loss) income	Treasury stock		Noncontrolling interest
					Shares	Cost
Balance at December 31, 2008	$14,470	$106,073	$2,222,641	$(325,105)	(37,100,778)	$(1,444,968)	$7,531

Net income			195,526				(4,624)
Cumulative translation adjustment				81,240
Gains on derivatives qualifying as hedges				1,091
Pension liability and postretirement adjustment; net of tax $8,876				(28,200)
Cash dividends declared ($1.00 per share)			(78,962)
Stock options		(1,294)			207,435	8,098
Reacquired shares					(75,000)	(1,967)
Vested restricted stock units and awards		(13,026)			236,462	9,190
Stock-based compensation		18,621			127,434	5,575

Balance at December 31, 2009	$14,470	$110,374	$2,339,205	$(270,974)	(36,604,447)	$(1,424,072)	$2,907
Net income			263,557				826
Cumulative translation adjustment				(6,220)
Losses on derivatives qualifying as hedges				(1,442)
Pension liability and postretirement adjustment; net of tax ($2,429)				3,285
Cash dividends declared ($1.04 per share)			(83,056)
Stock options/SSAR’s		(333)			779,317	30,461
Vested restricted stock units and awards		(11,544)			111,484	4,337
Stock-based compensation		13,844			162,171	6,062
Other		11,468

Balance at December 31, 2010	$14,470	$123,809	$2,519,706	$(275,351)	(35,551,475)	$(1,383,212)	$3,733
Net income			266,866				(738)
Cumulative translation adjustment				(36,581)
Gains on derivatives qualifying as hedges				8,420
Pension liability and postretirement adjustment; net of tax $33,171				(71,797)
Cash dividends declared ($1.16 per share)			(93,679)
Stock options/SSAR’s		517			385,405	15,018
Vested restricted stock units and awards		(16,284)			190,813	7,449
Stock-based compensation		20,589			134,625	4,472

Balance at December 31, 2011	$14,470	$128,631	$2,692,893	$(375,309)	(34,840,632)	$(1,356,273)	$2,995

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations    International Flavors & Fragrances Inc., and its subsidiaries (the “Registrant”, “IFF”, “the Company”, “we”, “us” and “our”) is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve flavor or fragrance in a wide variety of consumer products. Its products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, and pharmaceutical and oral care products.

Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. All periods presented were 52 week periods.

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

Principles of Consolidation    The consolidated financial statements include the accounts of International Flavors & Fragrances Inc. and those of its subsidiaries. Significant intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly-owned, any related noncontrolling interest is included as a separate component of Shareholders’ Equity. Any applicable expense (income) attributable to the noncontrolling interest is included in Other expense, net in the accompanying Consolidated Statement of Income and Comprehensive Income due to its immateriality and, as such, is not presented separately.

Revenue Recognition    The Company recognizes revenue when the earnings process is complete. This generally occurs when (i) products are shipped to the customer in accordance with the terms of sale, (ii) title and risk of loss have been transferred and (iii) collection is reasonably assured. Sales are reduced, at the time revenue is recognized, by accruing for applicable discounts, rebates and sales allowances based on historical experience. Related accruals are included in Other current liabilities in the accompanying Consolidated Balance Sheet.

Foreign Currency Translation    The Company translates the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders’ Equity.

Research and Development    Research and development (“R&D”) expenses relate to the development of new and improved flavors or fragrances, technical product support and compliance with governmental regulation. All research and development costs are expensed as incurred and are presented net of applicable R&D credits.

Cash Equivalents    Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.

Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Raw materials	$248,050	$270,191
Work in process	6,992	6,211
Finished goods	289,397	255,273

Total	$544,439	$531,675

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

The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. An estimate of undiscounted future cash flows produced by an asset or group of assets is compared to the carrying value to determine whether impairment exists. If assets are determined to be impaired, the loss is measured based on an estimate of fair value using various valuation techniques, including a discounted estimate of future cash flows.

Goodwill and Other Intangible Assets    Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions.

In the fourth quarter of fiscal 2011, the Company early adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The Company conducts a goodwill qualitative assessment as of November 30th on an annual basis or more frequently when significant change in circumstances that would be considered a triggering event indicate that the carrying amount of an asset may not be recoverable. The goodwill impairment qualitative assessment requires us to perform an assessment for each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company identified two reporting units, the Flavors reporting unit and the Fragrances reporting unit. These reporting units were determined based on the level at which the performance is measured and reviewed. The qualitative assessment considers various factors for each reporting unit, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the reporting unit. If it is determined that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, the Company performs a “step one” goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2011, which indicated no impairment of goodwill, as it was determined it is more likely than not that the fair values exceed the carrying values of each of our reporting units.

Other intangible assets include patents, trademarks and other intellectual property valued at acquisition, and amortized on a straight-line basis over periods ranging from 6 to 20 years.

Income Taxes    The Company accounts for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities, based on enacted tax rates and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not be realized.

The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. Pursuant to the accounting requirements, we first determine whether a tax authority would “more likely than not” sustain our tax position if it were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.

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

Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Retirement Benefits    Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued currently. Prior service costs resulting from plan improvements are amortized over periods ranging from 10 to 20 years.

Financial Instruments    Derivative financial instruments are used to manage interest and foreign currency exposures. The gain or loss on the hedging instrument is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. The associated asset or liability related to the open hedge instrument is recorded in Prepaid expenses and other current assets or Other current liabilities, as applicable.

The Company records all derivative instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the Consolidated Statement of Income and Comprehensive Income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income (AOCI) in the accompanying Consolidated Balance Sheet and are subsequently recognized in the Consolidated Statement of Income and Comprehensive Income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

Software Costs    The Company capitalizes direct internal and external development costs for certain significant projects associated with internal-use software and amortizes these costs over 7 years. Neither preliminary evaluation costs nor costs associated with the software after implementation are capitalized. Costs related to projects that are not significant are expensed as incurred.

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

Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2011	2010	2009
Basic	80,456	79,495	78,403
Assumed dilution under stock plans	1,011	945	691

Diluted	81,467	80,440	79,094

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 78,000, none and 283,000 shares were outstanding at December 31, 2011, 2010 and 2009, respectively, but not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares in the respective years; therefore, would be anti-dilutive.

The Company has issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share for each year and the number of PRS outstanding as of December 31, 2011, 2010 and 2009 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS during 2011, 2010 and 2009 was approximately $1.7 million, $1.7 million and $1.3 million, respectively.

Stock-Based Compensation    Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholder’s Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Retrospective application will be required and is effective for the Company as of the beginning of 2012. In December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely. The application of this revised guidance is not expected to have a significant impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of income and equity.

In September 2011, the FASB issued authoritative guidance allowing entities the option of first performing a qualitative assessment to determine whether or not it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value exceeds the carrying amount, an entity does not have to perform step one of the goodwill impairment testing. This new guidance is effective for fiscal years beginning on or after December 15, 2011 with early adoption permitted. The Company has early adopted this guidance when performing its annual goodwill impairment testing during the fourth quarter 2011. See Goodwill and Other Intangible Assets above. Adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Reclassifications and Revisions    Certain reclassifications have been made to the prior years’ financial statements to conform to the 2011 presentation.

The prior years’ Consolidated Statement of Cash Flows has been revised to reflect adjustments to Changes in other assets and Changes in other liabilities to properly exclude certain non-cash activity on a gross basis. As a result, $4.1 million and $24.4 million were reclassified from Changes in other assets to Changes in other liabilities in the statement of cash flows for the years ended December 31, 2010 and 2009, respectively. The Company also reclassified amounts from Stock-based compensation to Changes in other liabilities for the portion that will be settled in cash. $3.6 million and $2.2 million were reclassified from Stock-based compensation to Changes in other liabilities in the Consolidated Statement of Cash Flows for the years ended December 31, 2010 and 2009, respectively. There were no changes to the balance sheet, cash flows from operations, net income or shareholders’ equity as a result of these revisions in the respective periods.

NOTE 2.    RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.

Performance Improvement Plan

In 2009, the Company provided another $6.6 million for severance and related costs associated with the elimination of approximately 70 additional positions globally offset by a $2.5 million reduction in previously recorded provisions due to lower estimated benefit costs on severance paid as well as fewer position eliminations requiring severance.

European Rationalization Plan

In 2009, as part of the rationalization of our European Fragrance manufacturing footprint, the Company decided to close its Fragrances compounding facility in Drogheda, Ireland as well as the partial closure of its Fragrance Ingredients plant in Haverhill, United Kingdom. The Company recorded $12.2 million of severance costs and $1.0 million of accelerated depreciation on certain related assets and other restructuring related costs. In addition, as part of the continued focus to optimize our European operations, the Flavors segment recorded a provision for severance costs of $1.0 million.

The Company completed its negotiations with the Drogheda, Ireland employee representatives regarding separation benefits related to the closure of the Company’s compounding facility at that location during the third quarter 2010. Based upon the period-end estimates regarding the separation agreements, the Company increased its provision for severance costs by $4.4 million in 2010. The remaining $5.7 million of the restructuring charges in 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrances and Ingredients operations in Europe. The Company ceased its operations at the Drogheda plant as of September 30, 2010.

During the second quarter 2011, the Company executed a partial settlement of its pension obligations with the former employees of the Drogheda facility. As a result, we recorded a charge of $3.9 million related to the European rationalization plan to cover settlements and special termination benefits. This settlement was funded primarily through pension plan investment trust assets.

The Company also reversed $1.2 million of employee-related liabilities in 2011 due to certain employees accepting other roles within the Company, offset by $0.6 million of additional costs incurred.

Strategic Initiative

In December 2011, the Company recorded a charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. As a result, the Company recorded a provision for severance costs of $9.8 million to Restructuring and other charges, net in our 2011 Consolidated Statement of Income and Comprehensive Income.

In the aggregate for 2011, we have recorded expenses of $34.1 million relating to the European rationalization plan and $9.8 million for the Strategic Initiative, of which $37.6 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Cost of goods sold, R&D expenses and Selling and administrative expenses. We do not anticipate any further expenses related to the European rationalization plan.

Reorganization Plan

In 2008, as part of our business transformation initiative to enable us to better leverage our global SAP software platform, we implemented a plan to centralize transaction processing in a global shared services structure that resulted in the elimination of 127 positions globally largely in the finance area. This initiative was completed in 2009, resulting in payments and other costs of approximately $13.0 million.

Movements in related accruals during 2009, 2010 and 2011 are as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related and Other	Total
Balance January 1, 2009	$14,755	$—	$66	$14,821
Additional charges (reversals), net	17,263	—	1,038	18,301
Non-cash charges	—	—	(1,104)	(1,104)
Payments and other costs	(13,104)	—	—	(13,104)

Balance December 31, 2009	18,914	—	—	18,914
Additional charges (reversals), net	4,370	—	5,707	10,077
Non-cash charges	—	—	(4,409)	(4,409)
Payments and other costs	(19,307)	—	(1,298)	(20,605)

Balance December 31, 2010	3,977	—	—	3,977
Additional charges (reversals), net	8,677	3,877	618	13,172
Non-cash charges	—	(3,139)	—	(3,139)
Payments and other costs	(1,880)	(738)	(618)	(3,236)

Balance December 31, 2011(1)	$10,774	$—	$—	$10,774

(1)	$0.6 million of the remaining employee-related liability is classified in Other liabilities as of December 31, 2011 in the Consolidated Balance Sheet.

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT, NET

PP&E consists of the following amounts:

Asset Type (DOLLARS IN THOUSANDS)	December 31,
	2011	2010
Land	$26,468	$26,450
Buildings and Improvements	305,766	286,780
Machinery and Equipment	717,626	694,842
Information Technology	242,501	231,934
Construction In Process	139,733	104,877

	1,432,094	1,344,883
Accumulated Depreciation	(824,029)	(806,765)

	$608,065	$538,118

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by reportable segment for both 2011 and 2010 is as follows:

(DOLLARS IN THOUSANDS)	Amount
Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Gross carrying value(1)	$165,406	$165,406
Accumulated amortization	122,643	116,572

Total	$42,763	$48,834

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $6.1 million. Estimated annual amortization is $6.1 million for years 2012 and 2013 and $4.7 million for 2014 through 2016.

NOTE 5.    OTHER ASSETS

Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Overfunded pension plans	$67,518	$66,274
Cash surrender value of life insurance contracts	56,177	54,046
Other	56,138	51,606

Total	$179,833	$171,926

NOTE 6.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Accrued payrolls and bonuses	$42,229	$95,135
VAT payable	21,744	18,311
Interest payable	14,822	17,550
Current pension and other postretirement benefit obligation	12,852	12,881
Accrued insurance (including workers’ compensation)	7,806	19,688
Other	104,382	137,700

Total	$203,835	$301,265

NOTE 7.    SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases covering the facilities disposed of. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $51 million and $54 million at December 31, 2011 and 2010, respectively, of which $48 million and $51 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.    BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2011	2010
Senior notes — 2007	6.40%	2017-27	$500,000	$500,000
Senior notes — 2006	6.10%	2013-16	225,000	325,000
Credit facilities	1.77%	2016	157,483	61,260
Bank overdrafts and other	2.02%	2012	1,488	136
Japanese Yen note			—	22,274
Deferred realized gains on interest rate swaps			10,965	12,897

			894,936	921,567
Less: Current portion of long-term debt			(116,688)	(133,899)

			$778,248	$787,668

Commercial paper issued by the Company generally has terms of 30 days or less. There were no outstanding commercial paper borrowings at December 31, 2011 or 2010.

In 2005, IFF, including certain subsidiaries, entered into a revolving credit agreement (the “Facility”) with certain banks. The Facility provided for a five-year U.S. $350 million (“Tranche A”) and Euro 400 million (“Tranche B”) multi-currency revolving credit facility. As permitted by the Facility, in 2007, the termination dates were extended until November 23, 2012. As the Facility was a multi-year revolving credit agreement, we classified the portion we expected to have outstanding longer than 12 months as long-term debt. At December 31, 2010, approximately $50 million of revolver borrowings on the Tranche B was classified as long-term debt, and the remaining $11 million was classified as current portion of long-term debt.

On November 9, 2011, IFF, including certain subsidiaries, entered into a revolving credit agreement with Citibank, N.A., as administrative agent and the other lenders, agents, arrangers and bookrunners to replace the Facility. The Credit Agreement provides for a revolving loan facility in an aggregate amount up to an equivalent of $942 million (the “New Facility”). There are three tranches under the New Facility. The Tranche A facility is available to all of the borrowers other than IFF Spain in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $458 million and contains sublimits of $25 million for letters of credit and $50 million for swing line borrowings. The Tranche B facility is available to all of the borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $354 million and contains sublimits of €25 million for letters of credit and €50 million for swing line borrowings. The Tranche C facility is available to all of the borrowers in euros only in an aggregate amount up to €100,505,400. The New Facility will be available for general corporate purposes of each borrower and its subsidiaries. The obligations under the New Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the New Facility. The New Facility will mature on November 9, 2016, but may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the New Facility. Borrowings under the New Facility bear interest at an annual rate of LIBOR plus a margin, currently 125 bps, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments; such fee is not material. The New Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. As of December 31, 2011, we were in compliance with all covenants under this New Facility. We had $157 million outstanding under New Facility as of December 31, 2011, with $785 million still available for additional borrowings. As the New Facility is a multi-year revolving credit agreement, we classify as long-term debt the portion that we have the intent and ability to maintain outstanding longer than 12 months. At December 31, 2011, $42 million of revolver borrowings was classified as long-term debt, and the remaining $115 million was classified as current portion of long-term debt. The Company did not have any letters of credit outstanding under the facility as of December 31, 2011.

Credit facility borrowings and bank overdrafts were outstanding in several countries and averaged $90 million in 2011 and $47 million in 2010. The highest levels were $163 million in 2011, $81 million in 2010, and $116 million in 2009. The 2011 weighted average interest rate of these borrowings, based on balances outstanding at the end of each month, was 0.8% and the average rate on balances outstanding at December 31, 2011 was 0.7%. These rates compare with 0.5% and 0.4%, respectively, in 2010, and 2.7% and 1.4%, respectively, in 2009.

On September 27, 2007, the Company issued $500 million of Senior Unsecured Notes (“Senior Notes — 2007”) in four series under the Note Purchase Agreement (“NPA”): (i) $250 million in aggregate principal amount of 6.25% Series A Senior Notes due September 27, 2017, (ii) $100 million in aggregate principal amount of 6.35% Series B Notes due September 27, 2019, (iii) $50 million in aggregate principal amount of 6.50% Series C Notes due September 27, 2022, and (iv) $100 million in aggregate principal amount of 6.79% Series D Notes due September 27, 2027. Proceeds of the offering were used primarily to fund an accelerated repurchase of IFF stock.

In 2006, the Company issued $375 million of Senior Unsecured Notes (“Senior Notes — 2006”) in four series under another NPA: (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013, and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the offering were used primarily to repay commercial paper borrowings used to fund our maturing debt. In July 2009 we repaid $50 million in principal in the first series under the Senior Notes — 2006 that became due. On July 12, 2011, the Company made a $100 million debt repayment related to the maturity of our Senior Notes — 2006, which was funded primarily through existing cash balances with the remainder coming from our existing credit facility.

On November 21, 2011 the Company repaid the remaining balance of our ¥1.8 billion Japanese Yen Note for $23.7 million, financed primarily from the New Facility.

Maturities on debt outstanding at December 31, 2011 are: 2012, $117 million; 2013, $100 million; 2016, $167 million and 2017 and thereafter, $500 million. There is no debt maturing in 2014 and 2015.

The estimated fair value at December 31, 2011 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $617 million and $250 million, respectively, and is discussed in further detail in Note 14.

During the third quarter of 2010, the Company entered into two new interest rate swap agreements effectively converting the fixed rate on a portion of our long-term Senior note borrowings to a variable short-term rate based on the LIBOR plus an interest markup.

In March 2008, the Company realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $11 million at December 31, 2011.

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

NOTE 9.    INCOME TAXES

Earnings before income taxes consisted of the following:

(DOLLARS IN THOUSANDS)	2011	2010	2009
U.S. loss before taxes	$(5,854)	$(82,112)	$(80,345)
Foreign income before taxes	379,400	441,705	356,894

Total income before taxes	$373,546	$359,593	$276,549

The income tax provision consisted of the following:

(DOLLARS IN THOUSANDS)	2011	2010	2009
Current
Federal	$2,386	$5,379	$3,829
State and local	15	507	413
Foreign	78,922	103,451	94,135

	81,323	109,337	98,377

Deferred
Federal	11,088	(22,423)	(14,181)
State and local	5,996	2,868	7,209
Foreign	8,273	6,254	(10,382)

	25,357	(13,301)	(17,354)

Total income taxes	$106,680	$96,036	$81,023

A reconciliation between the U.S. federal statutory income tax rate to our actual effective tax rate is as follows:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(10.0)	(9.5)	(11.6)
Unrecognized tax benefit, net of reversals	1.8	1.4	3.2
State and local taxes	1.5	0.8	2.2
Other, net	0.3	(1.0)	0.5 (1)

Effective tax rate	28.6%	26.7%	29.3%

(1)	The 2009 results include $6 million of tax expense due to the recognition of out-of-period tax adjustments arising from periods 2006 and prior.

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. The 2011 and 2010 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $5 million and $6 million, respectively, principally due to statutory expiry and effective settlement.

The deferred tax assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
ASSETS
Employee and retiree benefits	$132,210	$126,009
Credit and net operating loss carryforwards	210,886	190,690
Property, plant and equipment, net	5,015	4,152
Trademarks and other	87,911	96,373
Amortizable R&D expenses	23,571	22,278
Other, net	18,729	27,690

Gross deferred tax assets	478,322	467,192
Valuation allowance	(290,879)	(288,182)

Total net deferred tax assets	$187,443	$179,010

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(DOLLARS IN THOUSANDS)	2011	2010	2009
Balance of unrecognized tax benefits at beginning of year	$63,928	$64,673	$57,616
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	118	2	—
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(50)	—	(26)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	8,300	4,706	8,827
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(2,960)	(4,945)	(509)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(1,721)	(508)	(1,235)

Balance of unrecognized tax benefits at end of year	$67,615	$63,928	$64,673

At December 31, 2011, 2010 and 2009, there are $65.9 million, $63.9 million, and $62.5 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $1.7 million and $2.2 million in 2011 and 2009, respectively, recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the annual effective tax rate would be affected.

For the years ended December 31, 2011, 2010 and 2009 the Company recognized $2.0 million, $1.0 million and $2.0 million, respectively, in interest and penalties. At December 31, 2011, 2010 and 2009, we had accrued $12.8 million, $11.0 million and $10.0 million, respectively, of interest and penalties classified as Other liabilities.

Net operating loss carryforwards were $175 million and $168 million at December 31, 2011 and 2010, respectively. If unused, $6 million will expire between 2012 and 2031. The remainder, totaling $169 million, may be carried forward indefinitely. Tax credit carryforwards were $36 million and $23 million at December 31, 2011 and December 31, 2010, respectively. If unused, the credit carryforwards will expire between 2012 and 2031.

The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends. As such, the Company is not in a federal net operating loss position. This tax posture allows IFF and its U.S. subsidiaries to realize tax benefits from the reversal of temporary differences and the utilization of its federal tax credits before the expiration of the applicable carryforward periods.

The majority of states in the U.S. where IFF and its subsidiaries file income tax returns allow a 100% foreign dividend exclusion, effectively converting the domestic companies’ reversing temporary differences into net operating losses. As there is significant doubt with respect to realizability of these net operating losses, we have established a full valuation allowance against these deferred tax assets.

The Company has not factored any future trends, other than inflation, in its U.S. taxable income projections. The corresponding U.S. federal taxable income is sufficient to realize $182.6 million in deferred tax assets as of December 31, 2011.

Of the $211 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2011, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $169 million of net operating loss carryforwards and $7 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, we established a valuation allowance against certain other net deferred tax assets of $115 million.

Tax benefits credited to Shareholders’ equity totaled $2 million and $3 million for 2011 and 2010, respectively, associated with stock option exercises and PRS dividends.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of its foreign subsidiaries were not provided on a cumulative total of $924 million of undistributed earnings of foreign subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings.

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to direct and indirect taxes, such as transfer pricing, value-added taxes, sales and use and property taxes, which are discussed in Note 16.

The most significant income tax disputes in which it is currently involved relate to ongoing tax assessments and uncertain tax positions within its European operations. More specifically, the Company is disputing various income tax assessments imposed by the Spanish tax authorities against the Company’s Spanish subsidiaries and the judicial process may take a number of years. As a result of a tax audit for the 2002-2003 fiscal years, the Spanish tax authorities challenged certain tax positions taken in the Spanish subsidiaries’ tax returns and imposed an assessment of Euro 23.1 million ($29.9 million), which the Company has appealed with the National Appellate Court. During the fourth quarter of 2011, as a result of a tax audit for the 2004-2006 fiscal years, the Spanish tax authorities issued a tax assessment of Euro 61.6 million ($79.6 million). This assessment challenged the same tax positions identified in the prior assessment. The Company has filed an appeal with respect to this subsequent assessment. In order to proceed with these appeals, as of December 31, 2011, the Company is required to and has posted bank guarantees of Euro 30.9 million ($39.9 million) and, in January 2012, posted another bank guarantee of Euro 61.6 million ($79.6 million).

In January 2012, the Spanish tax authorities notified the Company of their intent to audit the 2007-2010 income tax returns of our Spanish subsidiaries. The tax positions that have previously been challenged by the Spanish tax authorities were consistently taken in our Spanish subsidiaries’ tax returns from 2002 through the end of 2011. Consequently, the Company anticipates that it will receive an assessment for matters similar to those under appeal, for the fiscal years 2007-2011. It is difficult to anticipate the amount of any future assessment as changes in the Spanish tax legislation permit companies to assert additional defenses for fiscal years commencing in 2007. The Company continues to dispute the pending tax assessments and intends to dispute any future tax assessment that challenges these same tax positions. However, in accordance with ASC 740 “Income Taxes,” as of December 31, 2011, the Company has recorded a provision for uncertain tax positions of $49.6 million associated with the Spanish income tax cases.

In addition to the above, the Company is also a party to four dividend withholding tax controversies in Spain which are at different stages of administrative and judicial review, spanning fiscal years 1995-2001, in the aggregate amount of Euro 18.1 million ($23.4 million). In order to proceed with these appeals, as of December 31, 2011, the Company is required to and has posted bank guarantees of Euro 17.0 million ($21.9 million). The Company expects that two of these cases aggregating Euro 12.3 million ($15.9 million) will be decided during the first half of 2012. If the aforementioned tax assessments are ultimately resolved against the Company, the resulting increase in its liability for uncertain tax positions could have a material impact on the Company’s results of operations and cash flows in a particular period.

The Company’s aggregate provisions for uncertain tax positions with interest and penalties, including those relating to the challenged tax positions in Spain, is $80.4 million. Future events or changes in facts or circumstances could require it to further adjust its liability for unrecognized tax positions and additional interest and penalties which could significantly increase the total amount that would be due if the Company does not ultimately prevail. If the Spanish tax assessments, or any other tax assessments, are ultimately resolved against the Company, the resulting increase in its provision for uncertain tax positions could have a material impact on its results of operations and cash flows in a particular period.

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

Cash dividends declared per share were $1.16, $1.04 and $1.00 in 2011, 2010 and 2009, respectively. The Consolidated Balance Sheet reflects $25.1 million of dividends payable at December 31, 2011. This amount relates to a cash dividend of $0.31 per share declared in December 2011 and paid in January 2012. Dividends declared, but not paid at December 31, 2010 and 2009 were $21.7 million ($0.27 per share) and $19.8 million ($0.25 per share), respectively.

NOTE 11.    STOCK COMPENSATION PLANS

We have various equity plans under which our officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of stock-based awards. Beginning in 2004, we granted Restricted Stock Units (“RSU’s”) as the principal element of our equity compensation for all eligible U.S. based employees and a majority of eligible overseas employees. Vesting of the RSU’s is solely time based; the vesting period is primarily three years from date of grant. For a small group of employees, primarily overseas, we granted stock options prior to 2008.

The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010	2009
Equity-based awards	$20,547	$18,382	$17,449
Liability-based awards	3,044	3,619	2,203

Total stock-based compensation	23,591	22,001	19,652
Less tax benefit	(7,730)	(8,028)	(7,102)

Total stock-based compensation, net of tax	$15,861	$13,973	$12,550

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

Under the 2010 Plan, a total of 2,749,669 shares are authorized for issuance, including 749,669 shares remaining available under a previous plan that were rolled into the 2010 Plan. At December 31, 2011, 2,518,548 shares were subject to outstanding awards and 1,984,627 shares remained available for future awards under all of the Company’s equity award plans, including the 2010 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. The targeted payout is 50% cash and 50% IFF stock at the end of the three-year cycle and provides for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. These awards are earned based on the achievement of defined EPS targets and our performance ranking of total shareholder return as a percentile of the S&P 500. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. For those shares whose payout is based on shareholder return as a percentile of the S&P 500, compensation expense is recognized using a graded-vesting attribution method, while compensation expense for the remainder of the performance shares (e.g., EPS targets) is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition. The 2007-2009 cycle concluded at the end of 2009 and an aggregate 53,378 shares of our common stock were issued in February 2010.

On February 1, 2010, the Compensation Committee of the Company’s Board of Directors approved a one-year supplemental performance metric for the Company’s LTIP 2008-2010 cycle which was based on improvement in operating profit margin measured over the fiscal year 2010 period as compared to 2009. The 2008-2010 cycle concluded at the end of 2010 and an aggregate 78,072 shares of our common stock were issued in March 2011. The 2009-2011 cycle concluded at the end of 2011 and an aggregate 128,293 shares of our common stock will be issued in March 2012.

In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management. This program continues under the 2010 Plan. Eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) SSAR’s, (2) RSU’s or (3) PRS.

SSAR’s and Stock Options

SSAR’s granted become exercisable on the third anniversary of the grant date and have a maximum term of seven years. Stock options granted vest in periods ranging from one to three years and have a maximum term of ten years. We granted 77,864, 196,652 and 236,986 SSAR’s during 2011, 2010 and 2009, respectively. No stock options were granted in 2011, 2010 and 2009.

We use the Binomial lattice-pricing model as our valuation model for estimating the fair value of options granted. In applying the Binomial model, we utilize historical information to estimate expected term and post-vesting terminations within the model. The expected term of an option is based on historical employee exercise behavior, vesting terms and a contractual life of primarily ten years for options and seven years for SSAR’s. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common stock over the calculated expected term. We anticipate paying cash dividends in the future and therefore use an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation.

Principal assumptions used in applying the Binomial model in 2011, 2010 and 2009 were:

	2011	2010	2009
Weighted average fair value of SSAR’s granted during the period	$11.47	$10.41	$7.08
Assumptions:
Risk-free interest rate	1.7%	2.2%	2.5%
Expected volatility	23.2%	29.8%	30.9%
Expected dividend yield	2.1%	2.2%	3.2%
Expected life, in years	5	5	5
Termination rate	0.99%	1.09%	0.91%
Exercise multiple	1.43	1.38	1.46

SSAR’s and Stock options activity were as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSAR’s/ Options	Weighted Average Exercise Price	SSAR’s/ Options Exercisable
Balance at December 31, 2010	1,440	$37.46	883
Granted	78	$62.13
Exercised	(428)	$37.46

Balance at December 31, 2011	1,090	$39.16	627

The weighted average exercise price of our SSAR’s and options exercisable at December 31, 2011, 2010 and 2009 were $36.86, $36.14 and $34.20, respectively. The following tables summarize information concerning currently outstanding and exercisable SSAR’s and options.

SSAR’s and options outstanding at December 31, 2011 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	287	3.6	$30.14
$31 – $35	224	1.1	$33.05
$36 – $40	100	3.3	$36.85
$41 – $50	330	4.6	$43.79
$51 – $55	71	4.7	$51.44
$56 – $65	78	6.4	$62.13

	1,090		$39.16	$14,453

SSAR’s and stock options exercisable as of December 31, 2011 were as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	131	1.1	$29.73
$31 – $35	224	1.2	$33.05
$36 – $40	65	2.6	$37.27
$41 – $50	136	3.3	$42.18
$51 – $55	71	4.7	$51.44

	627		$36.86	$9,760

The total intrinsic value of options/SSAR’s exercised during 2011, 2010 and 2009 totaled $10 million, $14 million and $1 million, respectively.

As of December 31, 2011, there was $1.5 million of total unrecognized compensation cost related to non-vested SSAR awards granted; such cost is expected to be recognized over a weighted average period of 1.6 years.

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

RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	867	$37.43
Granted	219	$59.80
Vested	(267)	$42.58
Forfeited	(37)	$42.39

Balance at December 31, 2011	782	$44.91

The total fair value of RSU’s which vested during the year ended December 31, 2011 was $16.5 million.

As of December 31, 2011, there was $11.6 million of total unrecognized compensation cost related to non-vested RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.7 years.

Purchased Restricted Stock

PRS provides for eligible employees to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSU’s provide no such rights. We issued 174,212 shares of PRS in 2011 for an aggregate purchase price of $5.4 million covering 87,106 purchased shares, 213,714 shares of PRS in 2010 for $4.8 million covering 106,857 purchased shares and 218,134 shares in 2009 for $3 million covering 109,067 purchased shares.

PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2010	525	$19.32
Granted	174	$31.07
Vested	(202)	$20.28

Balance at December 31, 2011	497	$23.03

The total fair value of PRS’s which vested during the year ended December 31, 2011 was $7.9 million.

As of December 31, 2011, there was $4.3 million of total unrecognized compensation cost related to non-vested PRS awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.

Liability Awards

We have granted Cash RSU’s to eligible employees that are paid out 100% in cash upon vesting. Such RSU’s are subject to forfeiture if certain employment conditions are not met. Cash RSU’s principally vest 100% at the end of three years and contain no performance criteria provisions. A Cash RSU’s fair value is calculated based on the market price of our stock at date of our closing period and is accounted for as a liability award. The aggregate fair value is amortized to expense ratably over the vesting period.

Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2010	162	$55.59
Granted	40	$52.42
Vested	(45)	$62.74
Cancelled	(3)	$56.91

Balance at December 31, 2011	154	$52.42

The total fair value of Cash RSU’s which vested during the year ended December 31, 2011 was $2.8 million.

As of December 31, 2011, there was $2.4 million of total unrecognized compensation cost related to non-vested Cash RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.6 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 12.    SEGMENT INFORMATION

We are organized into two operating segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and Sweet products. Fragrances is comprised of three fragrance categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents); fine fragrance and beauty care, including perfumes, colognes and toiletries; and ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.

We evaluate the performance of these operating segments based on Adjusted operating profit before Restructuring and certain non-recurring adjustments, Interest expense, Other expense, net and Taxes on income. The Global expense caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. Unallocated assets are principally cash and cash equivalents and other corporate and headquarters-related assets.

Our reportable segment information follows:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2011	2010	2009
Net sales
Flavors	$1,347,340	$1,203,274	$1,081,488
Fragrances	1,440,678	1,419,588	1,244,670

Consolidated	$2,788,018	$2,622,862	$2,326,158

	Year Ended December 31, 2011
(DOLLARS IN THOUSANDS)	Adjusted Operating Profit	Restructuring and Other Costs	Mane Patent Litigation Settlement	Operating Profit	Interest Expense	Other Expense, net	Income Before Taxes
Income before taxes
Flavors	$284,246	$(1,475)	$(33,495)	$249,276
Fragrances	226,560	(11,224)	—	215,336
Global expenses	(36,410)	(473)	—	(36,883)

Consolidated				$427,729	$(44,639)	$(9,544)	$373,546

	Year Ended December 31, 2010
(DOLLARS IN THOUSANDS)	Adjusted Operating Profit	Restructuring and Other Costs		Operating Profit	Interest Expense	Other Expense, net	Income Before Taxes
Income before taxes
Flavors	$242,528	$—	$—	$242,528
Fragrances	244,966	(10,077)	—	234,889
Global expenses	(61,056)	—	—	(61,056)

Consolidated				$416,361	$(48,709)	$(8,059)	$359,593

	Year Ended December 31, 2009
(DOLLARS IN THOUSANDS)	Adjusted Operating Profit	Restructuring and Other Costs	Employee Separation Costs	Operating Profit	Interest Expense	Other Expense, net	Income Before Taxes
Income before taxes
Flavors	$208,966	$(637)	$—	$208,329
Fragrances	188,561	(18,046)	—	170,515
Global expenses	(32,618)	382	(6,320)	(38,556)

Consolidated				$340,288	$(61,818)	$(1,921)	$276,549

The 2010 and 2009 tables above have been conformed to the 2011 presentation.

	December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Segment assets
Flavors	$1,327,279	$1,273,126
Fragrances	1,512,511	1,449,001
Global assets	125,791	150,328

Consolidated	$2,965,581	$2,872,455

We had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented and related net sales were $297 million, $273 million and $251 million in 2011, 2010 and 2009, respectively. The majority of these sales were in the Fragrances operating segment.

Total long-lived assets consist of net property, plant and equipment and amounted to $608 million and $538 million at December 31, 2011 and 2010, respectively. Of this total $163 million and $158 million was located in the United States at December 31, 2011 and 2010, respectively, and $89 million and $82 million were located in the Netherlands at December 31, 2011 and 2010, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2011	2010	2009	2011	2010	2009
Flavors	$69,675	$46,776	$23,463	$31,140	$31,634	$29,874
Fragrances	50,454	53,969	40,122	41,941	45,713	46,410
Unallocated assets	7,328	5,556	3,234	2,246	1,895	2,241

Consolidated	$127,457	$106,301	$66,819	$75,327	$79,242	$78,525

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2011	2010	2009
Europe, Africa and Middle East	$956,977	$896,647	$807,709
Greater Asia	744,810	676,838	574,765
North America	678,763	651,057	600,116
Latin America	407,468	398,320	343,568

Consolidated	$2,788,018	$2,622,862	$2,326,158

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2011, 2010 and 2009 were $644 million, $618 million and $568 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2011, 2010 and 2009 were $2,144 million, $2,005 million and $1,758 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

NOTE 13.    EMPLOYEE BENEFITS

We have pension and/or other retirement benefit plans covering approximately one-third of active employees. In 2007 the Company amended its U.S. qualified and non-qualified pension plans under which accrual of future benefits was suspended for all participants that did not meet the rule of 70 (age plus years of service equal to at least 70 at December 31, 2007). Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by general corporate assets.

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

We offer a non-qualified Deferred Compensation Plan (DCP) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant directed investments, which are generally invested by the Company in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2011 and December 31, 2010, the Consolidated Balance Sheet reflects liabilities of $27.0 million and $27.0 million, respectively, related to the DCP in Other liabilities and $12.0 million and $11.5 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.

The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $56.2 million and $54.0 million at December 31, 2011 and 2010, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.

The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost for benefits earned	$3,602	$3,781	$4,080	$10,560	$9,804	$8,678
Interest cost on projected benefit obligation	24,373	24,191	23,685	34,033	32,954	30,978
Expected return on plan assets	(25,070)	(24,146)	(24,616)	(45,386)	(41,569)	(40,589)
Net amortization and deferrals	11,888	7,441	6,413	5,360	5,214	3,004
Settlement and curtailment	444	—	—	3,139	182	440
Special termination benefits	—	—	—	738	178	—

Net periodic benefit cost	15,237	11,267	9,562	8,444	6,763	2,511
Defined contribution and other retirement plans	6,550	7,169	6,255	4,113	4,459	4,135

Total expense	$21,787	$18,436	$15,817	$12,557	$11,222	$6,646

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$77,924	$10,891		$32,218	$5,026
Recognized actuarial loss	(11,441)	(6,951)		(8,352)	(5,254)
Prior service cost	(891)	(490)		(191)	(142)
Recognized prior service cost	—	—		(147)	—
Currency translation adjustment	—	—		355	(5,191)

Total recognized in OCI (before tax effects)	$65,592	$3,450		$23,883	$(5,561)

During the second quarter 2011, we settled a portion of the Ireland pension plan as discussed in Note 2. As a result, we recorded a settlement charge and a special termination benefit charge of $3.9 million to recognize a portion of the unrecognized loss related to those employees who have accepted the settlement and for additional benefits credited to those participants accepting a settlement. This settlement was funded primarily through pension plan investment trust assets.

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

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2011	2010	2009
Components of net periodic benefit cost
Service cost for benefits earned	$1,178	$1,378	$1,644
Interest cost on projected benefit obligation	5,861	6,468	6,166
Net amortization and deferrals	(2,552)	(2,232)	(2,012)

Expense	$4,487	$5,614	$5,798

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss (gain)	$16,909	$(5,426)
Recognized actuarial loss	(2,167)	(2,487)
Recognized prior service credit	4,719	4,719

Total recognized in OCI (before tax effects)	$19,461	$(3,194)

The amounts expected to be recognized in net periodic cost in 2012 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$19,280	$6,282	$3,277
Prior service cost recognition	370	133	(4,721)

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.60%	6.10%	6.00%	5.37%	5.66%	6.11%
Expected return on plan assets	7.75%	7.75%	8.25%	6.55%	6.63%	6.76%
Rate of compensation increase	3.25%	3.25%	3.50%	2.66%	3.00%	2.56%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010	2011	2010
Benefit obligation at beginning of year	$440,646	$406,901	$625,052	$621,259	$108,710	$110,512
Service cost for benefits earned	3,602	3,781	10,560	9,804	1,178	1,378
Interest cost on projected benefit obligation	24,373	24,191	34,033	32,954	5,861	6,468
Actuarial loss (gain)	78,026	28,018	43,067	16,432	16,909	(5,426)
Plan amendments	—	—	(191)	—	—	—
Adjustments for expense/tax contained in service cost	—	—	(2,382)	(2,153)	—	—
Plan participants’ contributions	—	—	2,523	2,256	1,015	944
Benefits paid	(23,349)	(22,245)	(28,923)	(26,549)	(4,954)	(5,166)
Curtailments / settlements	—	—	(11,290)	(3,325)	—	—
Special termination benefits	—	—	738	178	—	—
Translation adjustments	—	—	(2,956)	(25,804)	—	—

Benefit obligation at end of year	$523,298	$440,646	$670,231	$625,052	$128,719	$108,710

Fair value of plan assets at beginning of year	$347,084	$304,890	$671,559	$660,176
Actual return on plan assets	25,172	41,273	53,853	48,553
Employer contributions	23,235	23,166	18,817	17,827
Participants’ contributions	—	—	2,523	2,256
Benefits paid	(23,349)	(22,245)	(28,923)	(26,549)
Settlements	—	—	(11,290)	(1,056)
Translation adjustments	—	—	(4,173)	(29,648)

Fair value of plan assets at end of year	$372,142	$347,084	$702,366	$671,559

Funded status at end of year	$(151,156)	$(93,562)	$32,135	$46,507

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Amounts recognized in the balance sheet:
Other assets	$—	$—	$67,518	$66,274
Other current liabilities	(3,615)	(3,291)	(631)	(608)
Retirement liabilities	(147,541)	(90,271)	(34,752)	(19,159)

Net amount recognized	$(151,156)	$(93,562)	$32,135	$46,507

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010	2011	2010
Amounts recognized in AOCI consist of:
Net actuarial loss	$196,398	$129,916	$179,512	$155,305	$44,959	$30,217
Prior service cost (credit)	1,156	2,045	(307)	17	(24,440)	(29,159)

Total AOCI (before tax effects)	$197,554	$131,961	$179,205	$155,322	$20,519	$1,058

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2011	2010	2011	2010
Accumulated Benefit Obligation — end of year	$516,747	$435,123	$644,548	$598,025

Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$523,298	$440,646	$39,664	$23,840
Accumulated benefit obligation	516,747	435,123	38,470	21,852
Fair value of plan assets	372,142	347,084	16,520	4,073

Weighted-average assumptions used to determine obligations at December 31
Discount rate	4.70%	5.60%	4.71%	5.37%
Rate of compensation increase	3.25%	3.25%	2.88%	2.66%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2012	25,378	28,943	5,867
2013	26,527	28,331	6,380
2014	27,778	28,195	6,905
2015	29,110	29,344	7,359
2016	30,027	29,808	7,800
2017-2021	165,668	167,266	44,959

Contributions
Required Company Contributions in the Following Year (2012)	$3,699	$17,402	$5,867

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

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Percentage of assets invested in:
Cash and cash equivalents	2%	1%	1%	4%
Equities	50%	64%	22%	30%
Fixed income	48%	35%	59%	55%
Property	0%	0%	10%	11%
Alternative and other investments	0%	0%	8%	0%

With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. In late 2011 the Company changed its target investment allocation to 50% equity securities and 50% fixed income securities from 60% – 65% in equity securities and 35% – 40% in fixed income securities in order to reduce funded status volatility.

The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55% – 60% in fixed income securities; 20% – 25% in equity securities; 5% – 10% in real estate; and 5% – 10% in alternative investments.

The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2011 and 2010. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 14.

	U.S. Plans for the year ended December 31, 2011
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$6,125	$—	$6,125
Equity Securities
U.S. Common Stock	40,045	—	—	40,045
Balanced Funds	—	7,631	—	7,631
Pooled Funds	—	136,634	—	136,634
Fixed Income Securities
Government & Government Agency Bonds	—	76,095	—	76,095
Corporate Bonds	—	93,062	—	93,062
Municipal Bonds	—	8,283	—	8,283
Asset Backed Securities	—	1,982	—	1,982

Total	$40,045	$329,812	$—	$369,857

Receivables				$2,285

Total				$372,142

	U.S. Plans for the year ended December 31, 2010
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$3,642	$—	$3,642
Equity Securities
U.S. Common Stock	38,890	—	—	38,890
Balanced Funds	—	7,693	—	7,693
Pooled Funds	—	175,898	—	175,898
Fixed Income Securities
Government & Government Agency Bonds	—	58,814	—	58,814
Corporate Bonds	—	52,794	—	52,794
Municipal Bonds	—	5,605	—	5,605
Asset Backed Securities	—	1,982	—	1,982

Total	$38,890	$306,428	$—	$345,318

Receivables				$1,766

Total				$347,084

	Non-U.S. Plans for the year ended December 31, 2011
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$8,479	$—	$—	$8,479
Equity Securities
U.S. Large Cap	26,683	—	—	26,683
Non-U.S. Large Cap	107,964	—	—	107,964
Non-U.S. Mid Cap	3,116	—	—	3,116
Non-U.S. Small Cap	455	—	—	455
Emerging Markets	14,265	—	—	14,265
Fixed Income Securities
U.S. Treasuries/Government Bonds	74	—	—	74
U.S. Corporate Bonds	5	—	—	5
Non-U.S. Treasuries/Government Bonds	199,266	35,308	—	234,574
Non-U.S. Corporate Bonds	52,174	109,013	—	161,187
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	11,734	—	11,734
Non-U.S. Other Fixed Income	—	8,664	—	8,664
Alternative Types of Investments
Insurance Contracts	—	320	—	320
Hedge Funds			54,036	54,036
Private Equity	—	—	1	1
Real Estate
Non-U.S. Real Estate	—	69,284	1,525	70,809

Total	$412,481	$234,323	$55,562	$702,366

	Non-U.S. Plans for the year ended December 31, 2010
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$24,345	$—	$—	$24,345
Equity Securities
U.S. Large Cap	26,404	—	—	26,404
Non-U.S. Large Cap	150,103	—	—	150,103
Non-U.S. Mid Cap	6,040	—	—	6,040
Non-U.S. Small Cap	2,223	—	—	2,223
Emerging Markets	15,182	—	—	15,182
Fixed Income Securities
U.S. Treasuries/Government Bonds	104	—	—	104
U.S. Corporate Bonds	—	8,286	—	8,286
Non-U.S. Treasuries/Government Bonds	170,188	—	—	170,188
Non-U.S. Corporate Bonds	72,957	87,731	—	160,688
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	8,280	—	8,280
Non-U.S. Other Fixed Income	—	23,559	—	23,559
Alternative Types of Investments
Insurance Contracts	—	316	—	316
Derivative Financial Instruments	—	3,086	—	3,086
Private Equity	—	—	1	1
Real Estate
Non-U.S. Real Estate	—	71,537	1,217	72,754

Total	$467,546	$202,795	$1,218	$671,559

Cash and cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash and cash equivalents are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.

Equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments. Pooled funds are typically common or collective trusts valued at their net asset values (NAVs).

Fixed income securities are primarily valued using a market approach with inputs that include broker quotes and benchmark yields.

Derivative instruments are valued by the custodian using closing market swap curves and market derived inputs.

Real estate values are primarily based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market comparable data.

Hedge funds are valued based on valuation of the underlying securities and instruments within the funds. Quoted market prices are used when available and NAVs are used for unquoted securities within the funds.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2011:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Hedge Funds	Total
Ending balance as of December 31, 2010	$1,217	$1	$—	$1,218
Actual return on plan assets	308	—	9,513	9,821
Purchases, sales and settlements	—	—	44,523	44,523

Ending balance as of December 31, 2011	$1,525	$1	$54,036	$55,562

The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2011	2010	2011	2010
Discount rate	5.50%	6.10%	4.60%	5.50%
Current medical cost trend rate	8.00%	9.00%	7.00%	8.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2016	2016	2021	2016

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$12,563	$12,301	$679	$828
Non-U.S. Pension Plans	$28,023	$25,930	$2,140	$1,743
Postretirement Benefit Plan	N/A	$3,774	$183	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $8.1 million and $0.4 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $7.4 million and $0.4 million, respectively.

We contributed $23.2 million and $18.8 million to our qualified U.S. pension plans and non-U.S. pension plans in 2011. We made $3.2 million in benefit payments with respect to our non-qualified U.S. pension plan. In addition, $5.0 million of contributions were made with respect to our other postretirement plans.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts included in Note 13.

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2011.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2011		2010
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$88,279	$88,279	$131,332	$131,332
Credit facilities and bank overdrafts(2)	158,971	158,971	61,396	61,396
Japanese yen note(3)	—	—	22,274	22,274
Long-term debt:(4)
Senior notes — 2007	500,000	617,000	500,000	585,000
Senior notes — 2006	225,000	250,000	325,000	357,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is based on current market rates as well as the short maturity of those instruments.

(3)	The carrying amount of the Japanese yen note approximates fair value due to its short maturity.

(4)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

In 2005, we entered into an interest rate swap agreement effectively converting the fixed rate on our long-term Japanese Yen borrowings to a variable short-term rate based on the Tokyo InterBank Offering Rate (“TIBOR”) plus an interest markup. This swap was designated as a fair value hedge. This swap matured during the year ended December 31, 2011.

In February 2009, we paid $16 million to close out the $300 million U.S. dollar LIBOR to European InterBank Offer Rate (“EURIBOR”) interest rate swap. As this swap was designated as a net investment hedge, $12 million of the loss was deferred in AOCI where it will remain until the Euro net investment is divested and $4 million was included as a component of interest expense during the year ended December 31, 2009.

In May 2009, we entered into a forward currency contract which qualified as a net investment hedge, in order to protect a portion of our net European investment from foreign currency risk. We recognized a $1.6 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI. The ineffective portion of this net investment hedge was not material. This forward currency contract matured before the end of the second quarter of 2009. Upon its maturity, we entered into an intercompany loan payable in the amount of 40 million Euros in order to protect a portion of our net European investment from foreign currency risk. This intercompany loan was designated as a net investment hedge and experienced no ineffectiveness while outstanding. We recognized a $3.1 million loss during the year ended December 31, 2009, which was deferred as a component of AOCI.

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

During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Any amounts recognized in interest expense have been immaterial for the year ended December 31, 2011.

During the year ended December 31, 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income. Realized gains/(losses)

are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Eight of these forward currency contracts matured during the year ended December 31, 2011. The outstanding forward currency contacts have remaining maturities of less than one year.

During the year ended December 31, 2011 and the second half of 2010, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2011 and December 31, 2010:

(DOLLARS IN THOUSANDS)	December 31, 2011	December 31, 2010
Forward currency contracts	$147,078	$104,108
Interest rate swaps	$100,000	$122,274

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010 (in thousands):

	December 31, 2011
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$9,333	$5,473	$14,806
Interest rate swaps	286	—	286

	$9,619	$5,473	$15,092

Derivative liabilities(b)
Foreign currency contracts	$(3,368)	$(2,054)	$(5,422)

	December 31, 2010
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$2,984	$1,491	$4,475
Interest rate swaps	112	—	112

	$3,096	$1,491	$4,587

Derivative liabilities(b)
Foreign currency contracts	$7,086	$9,276	$16,362
Interest rate swaps	348	—	348

	$7,434	$9,276	$16,710

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income for the years ended December 31, 2011 and December 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain or (Loss) For the years ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative
	2011	2010
Foreign currency contract	$(2,451)	$8,233	Other expense, net

Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statement of Income for the years ended December 31, 2011 and December 31, 2010 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap(1)	$1,206	$(539)	Other expense, net	$(2,467)	$(1,593)
Forward currency contract	7,179	(894)	Cost of goods sold	(5,156)	(216)

Derivatives in Net Investment Hedging Relationships:
Forward currency contract	265	(3,788)	N/A	—	—

Total	$8,650	$(5,221)		$(7,623)	$(1,809)

(1)	Ten year swap executed in 2003.

The ineffective portion of the above noted cash flow hedges was not material for the years ended December 31, 2011 and 2010. The ineffective portion of the net investment hedges was not material for the years ended December 31, 2011 and 2010.

The Company expects approximately $1.8 million (net of tax), of derivative gains included in AOCI at December 31, 2011, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 15.    CONCENTRATIONS OF CREDIT RISK

The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

Minimum rental payments under non-cancelable operating leases are $26.4 million in 2012, $24.1 million in 2013, $20.9 million in 2014, $18.5 million in 2015 and from 2016 and thereafter through 2030, the aggregate lease obligations are $165.5 million. The corresponding rental expense amounted to $30.8 million, $29.0 million and $30.0 million in 2011, 2010 and 2009, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At December 31, 2011, we had total bank guarantees and standby letters of credit of approximately $110 million with various financial institutions. Of this amount, Euro 47.9 million ($61.8 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9. In addition to those income tax disputes in Spain, there were other income tax and indirect tax cases in Brazil, covering diverse issues from fiscal years 1998-2011. In order to appeal the assessments in these cases, the Company is required to and has provided bank guarantees of approximately $13 million as of December 31, 2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2011.

Subsequent to December 31, 2011, the Company posted another bank guarantee in the amount of Euro 61.6 million ($79.6 million) related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9.

In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $20 million as of December 31, 2011.

Lines of Credit

The Company has various lines of credit which are available to support its ongoing business operations. At December 31, 2011, we had available lines of credit (in addition to the New Facility as discussed in Note 8) of approximately $80 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2011.

Litigation

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

Patent Claims

In May 2006, Mane Fils S.A. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging that the Company infringed U.S. Patent Nos. 5,725,856 and 5,843,466 that relate to a cooling additive in food and beverage products. The complaint was subsequently amended to also assert claims for violations of the Lanham Act, tortious interference and unfair competition. The Company answered both the original complaint and the amended complaint by denying liability and asserting that both patents were invalid and various other defenses. In connection with the claims, the plaintiff sought (i) monetary damages, (ii) punitive damages, (iii) injunctive relief (with respect to the patent claims) and (iv) fees, costs and interest. As previously disclosed, the parties were engaged in settlement discussions. On December 29, 2011, the Company settled all patent and non-patent claims. Pursuant to the terms of the settlement agreement, the Company paid Mane a one-time payment of approximately $40 million and recorded a charge of $33.5 million to administrative expenses. In addition, the Company agreed to cease making or selling Cooler 1 products and to ensure that the Monomenthyl Succinate (MMS) content of its Cooler 2® products going forward is at a level that has been agreed upon by both parties.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other Contingencies

We also have contingencies in various jurisdictions in which we operate pertaining to such items as value added taxes and other indirect taxes, customs and duties and sales and use taxes, the most significant existing in Brazil. The Company has and will continue to defend the underlying positions under dispute; however, in order to pursue its defenses in Brazil, the Company is required to, and has provided, bank guarantees and pledged assets in the amount of $33 million. The Company has recorded provisions only in those cases where the loss is both probable and estimable. The Company cannot reasonably estimate a range of possible loss for the vast majority of the Brazilian matters due to the extended period of time to proceed through the judicial process given the fact that the vast majority of the underlying positions under dispute had either no or favorable rulings to date.

(a)(3) EXHIBITS

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002 (SEC file number reference 001-04858).

3(ii)	By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed on March 11, 2011.

4.1	Note Purchase Agreement, dated as of July 12, 2006, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on July 13, 2006.

4.2	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 to Registrant’s Report on Form 8-K filed on July 13, 2006.

4.3	Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on October 1, 2007.

4.4	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on October 1, 2007.

*10.1	Separation Agreement between International Flavors & Fragrances Inc. and Robert M. Amen dated October 14, 2009, incorporated by reference to Registrant’s Report on Form 8-K filed on October 19, 2009.

*10.2	Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough, dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 14, 2009.

*10.3	Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.4	2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.5	2010 Stock Award and Incentive Plan, as Amended and Restated December 14, 2010, incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K filed on February 24, 2011.

*10.6	2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.7	Performance Criteria for the Registrant’s Annual Incentive Plan for 2010, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on May 6, 2010.

*10.8	Performance Criteria for the Registrant’s Equity Choice Program relating to Senior Executives incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on May 6, 2010.

*10.9	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.10	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

Exhibit Number	Description

*10.11	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.12	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.13	Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.14	Form of U.S. Performance-Based Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.8b to Registrant’s Report on Form 8-K filed on October 7, 2004 (SEC file number reference 001-04858).

*10.15	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.16	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.17	Restated and Amended Executive Separation Policy Document, as Amended through and including December 14, 2010, incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K filed on February 24, 2011.

*10.18	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006.

*10.19	Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, Wachovia Bank, N.A. (formerly First Union National Bank) and Buck Consultants LLC (formerly Buck Consultants Inc.), incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2005 (SEC file number reference 001-04858).

*10.20	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004 (SEC file number reference 001-04858).

*10.21	Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009, incorporated by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K filed on February 25, 2010.

10.22	Multi-currency Revolving Credit Facility Agreement, dated November 23, 2005, among the Registrant, International Flavors & Fragrances (Luxembourg) S.A.R.L., certain subsidiaries, the banks named therein, including Citigroup Global Markets Limited, Fortis Bank S.A./N.V., Bank of America N.A., Bank of Tokyo-Mitsubishi Trust Company, BNP Paribas, ING Bank N.V., J.P. Morgan Chase and Wachovia Bank, National Association, as mandated lead arrangers, and Citibank International PLC, as Facility Agent, incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on November 29, 2005 (SEC file number reference 001-04858).

10.23	Amendment Agreement dated September 17, 2007 to the Multicurrency Revolving Credit Facility Agreement dated November 23, 2005 among the Company, certain subsidiaries of the Company, and Citibank International PLC as agent on behalf of itself and others, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

Exhibit Number	Description

10.24	Amendment dated September 27, 2007 (and confirmed on November 6, 2007) to the Multi-currency Revolving Credit Facility Agreement dated November 23, 2005, extending the Termination Date for an additional period of 365 days until 2012, incorporated by reference to Exhibit 10.40 to Registrant’s Report on Form 10-K filed on February 27, 2008.

10.25	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008.

10.26	Credit Agreement, dated as of November 9, 2011, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and IFF Latin American Holdings (España) S.L., as borrowers, the banks, financial institutions and other institutional lenders and issuers of letters of credit party thereto, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on November 16, 2011.

*10.27	Form of Executive Death Benefit Plan Agreement.

*10.28	Deferred Compensation Plan, as amended and restated December 12, 2011.

*10.29	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan.

*10.30	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan.

*10.31	Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan.

*10.32	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan.

21	List of Principal Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ KEVIN C. BERRYMAN
Name:	Kevin C. Berryman
Title:	Executive Vice President and Chief Financial Officer

Dated: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DOUGLAS D. TOUGH Douglas D. Tough	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ KEVIN C. BERRYMAN Kevin C. Berryman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/S/ MARGARET HAYES ADAME Margaret Hayes Adame	Director	February 28, 2012

/S/ MARCELLO V. BOTTOLI Marcello V. Bottoli	Director	February 28, 2012

/S/ LINDA B. BUCK Linda B. Buck	Director	February 28, 2012

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 28, 2012

/S/ ROGER W. FERGUSON, JR. Roger W. Ferguson, JR.	Director	February 28, 2012

/S/ ANDREAS FIBIG Andreas Fibig	Director	February 28, 2012

/S/ ALEXANDRA A. HERZAN Alexandra A. Herzan	Director	February 28, 2012

/S/ HENRY W. HOWELL, JR. Henry W. Howell, JR.	Director	February 28, 2012

/S/ KATHERINE M. HUDSON Katherine M. Hudson	Director	February 28, 2012

/S/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director	February 28, 2012

/S/ DALE F. MORRISON Dale F. Morrison	Director	February 28, 2012

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	For the Year Ended December 31, 2011
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$6,324	$(518)	$(1,219)	$(902)	$3,685
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	288,182	8,743	—	(6,046)	290,879

	$294,506	$8,225	$(1,219)	$(6,948)	$294,564

	For the Year Ended December 31, 2010
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$10,263	$(1,352)	$(2,716)	$129	$6,324
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	212,705	91,632	—	(16,155)	288,182

	$222,968	$90,280	$(2,716)	$(16,026)	$294,506

	For the Year Ended December 31, 2009
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$11,156	$2,928	$(4,853)	$1,032	$10,263
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	178,921	31,651	—	2,133	212,705

	$190,077	$34,579	$(4,853)	$3,165	$222,968

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.

INVESTOR INFORMATION

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on May 1, 2012 at 10:00 a.m., EDT.

IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 15, 2012, which will provide instructions as to how shareholders may access and review the proxy materials for the 2012 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company

59 Maiden Lane

New York, New York 10038

800-937-5449

www.amstock.com

LISTED

New York Stock Exchange

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

WEB SITE

www.iff.com