Form 10-Q
period 2012-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2012-05-08
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

Number of shares outstanding as of April 24, 2012: 81,066,016

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$76,526	$88,279
Trade receivables (net of allowances of $3,957 and $3,685, respectively)	521,606	472,346
Inventories: Raw materials	271,859	248,050
Work in process	7,382	6,992
Finished goods	275,776	289,397

Total Inventories	555,017	544,439
Deferred income taxes	54,905	54,054
Prepaid expenses and other current assets	137,311	158,102

Total Current Assets	1,345,365	1,317,220

Property, plant and equipment, at cost	1,463,268	1,432,094
Accumulated depreciation	(851,827)	(824,029)

	611,441	608,065

Goodwill	665,582	665,582
Other intangible assets, net	41,245	42,763
Deferred income taxes	165,532	152,118
Other assets	184,233	179,833

Total Assets	$3,013,398	$2,965,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$92,594	$116,688
Accounts payable	189,223	208,759
Accrued payroll and bonus	36,874	42,229
Dividends payable	25,120	25,086
Restructuring and other charges	8,960	10,198
Other current liabilities	168,081	161,606

Total Current Liabilities	520,852	564,566

Long-term debt	777,953	778,248
Deferred gains	47,098	47,855
Retirement liabilities	315,104	315,633
Other liabilities	151,335	151,872

Total Other Liabilities	1,291,490	1,293,608

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2012 and December 31, 2011; and outstanding 81,017,498 and 80,921,208 shares as of March 31, 2012 and December 31, 2011	14,470	14,470
Capital in excess of par value	129,589	128,631
Retained earnings	2,748,828	2,692,893
Accumulated other comprehensive loss	(342,944)	(375,309)
Treasury stock, at cost - 34,744,342 shares as of March 31, 2012 and 34,840,632 shares as of December 31, 2011	(1,352,444)	(1,356,273)

Total Shareholders’ Equity	1,197,499	1,104,412

Noncontrolling interest	3,557	2,995

Total Shareholders’ Equity including noncontrolling interest	1,201,056	1,107,407

Total Liabilities and Shareholders’ Equity	$3,013,398	$2,965,581

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$710,616	$714,271

Cost of goods sold	425,217	416,811
Research and development expenses	57,408	57,456
Selling and administrative expenses	105,416	106,619
Restructuring and other charges, net	1,668	28
Interest expense	10,811	11,680
Other (income) expense, net	(246)	6,056

Income before taxes	110,342	115,621
Taxes on income	29,286	31,578

Net income	81,056	84,043

Other comprehensive income, after tax:
Foreign currency translation adjustments	28,649	28,808
Losses on derivatives qualifying as hedges	(704)	(2,048)
Pension and postretirement net liability adjustment	4,421	2,677

Other comprehensive income	32,366	29,437

Total comprehensive income	$113,422	$113,480

Net income per share - basic	$1.00	$1.04

Net income per share - diluted	$0.99	$1.03

Average number of shares outstanding - basic	80,777	80,049

Average number of shares outstanding - diluted	81,667	81,150

Dividends declared per share	$0.31	$0.27

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$81,056	$84,043
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	19,039	17,962
Deferred income taxes	(16,313)	17,915
Gain on disposal of assets	(806)	(807)
Stock-based compensation	2,990	4,817
Changes in assets and liabilities:
Trade receivables	(41,220)	(55,564)
Inventories	(801)	(11,933)
Accounts payable	(22,286)	(19,272)
Accruals for incentive compensation	(6,756)	(55,597)
Other current payables and accrued expenses	23,420	(18,234)
Other assets	8,854	9,122
Other liabilities	5,459	(7,396)

Net cash provided by (used in) operating activities	52,636	(34,944)

Cash flows from investing activities:
Additions to property, plant and equipment	(28,758)	(19,375)
Purchase of insurance contracts	(636)	(217)
Maturity of net investment hedges	1,960	-
Proceeds from disposal of assets	68	144

Net cash used in investing activities	(27,366)	(19,448)

Cash flows from financing activities:
Cash dividends paid to shareholders	(25,086)	(21,657)
Net change in revolving credit facility borrowings and overdrafts	(16,194)	51,572
Proceeds from issuance of stock under stock-based compensation plans	1,104	3,479
Excess tax benefits on stock-based payments	1,312	816

Net cash (used in) provided by financing activities	(38,864)	34,210

Effect of exchange rate changes on cash and cash equivalents	1,841	820

Net change in cash and cash equivalents	(11,753)	(19,362)
Cash and cash equivalents at beginning of year	88,279	131,332

Cash and cash equivalents at end of period	$76,526	$111,970

Interest paid	$23,650	$26,344

Income taxes paid	$7,361	$20,337

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and management’s related discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and liquidity and capital resources included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this filing was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are utilized consistently throughout this report and these financial statements and notes to represent the period-end date. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used in these notes, the terms “the Registrant”, “IFF,” “the Company,” “we”, “us” and “our” means International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications

Certain reclassifications have been made to the prior year’s Consolidated Balance Sheet to conform to the 2012 presentation.

For the three months ended March 31, 2011, the Company reclassified $1.5 million in the Consolidated Statement of Cash Flows from Stock-based compensation to Changes in other liabilities related to the portion of Stock-based compensation that will be settled in cash. There were no changes to the balance sheet, cash flows from operations, net income or shareholders’ equity as a result of this reclassification in the respective period.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholder’s Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Retrospective application is required and was effective for the Company as of the beginning of 2012. In December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely. The Company has adopted this revised guidance as of January 1, 2012 and it did not have a significant impact on the Company’s consolidated financial statements.

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2012	2011
Basic	80,777	80,049
Assumed dilution under stock plans	890	1,101

Diluted	81,667	81,150

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 78,000 shares were outstanding as of
March 31, 2012, but were not included in the computation of diluted net income per share since the impact was anti-dilutive. There were no stock options or SSAR’s excluded from the computation of diluted income per share for the three months ended
March 31, 2011.

The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of March 31, 2012 and 2011 was immaterial (approximately 0.5% and 0.6% of the total number of common shares outstanding as of March 31, 2012 and 2011, respectively). Net income allocated to such PRS was $0.4 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively.

Note 3. Restructuring and Other Charges, Net:

European Rationalization Plan

During the third quarter 2009, the Company announced the rationalization of its European manufacturing footprint. The rationalization consisted of the closure of the Fragrance Compound facility in Drogheda, Ireland and partial closure of the Fragrance Ingredient plant in Haverhill, UK. The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter 2010 and ceased manufacturing operations at the plant as of September 30, 2010. There are no additional expenditures expected for this plan.

Strategic Initiative

In the fourth quarter 2011, the Company recorded a $9.8 million charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It also entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. The Company recorded an additional net charge of $1.7 million during the three months ended March 31, 2012. The current period charge is principally attributable to changes in the actual employee positions being eliminated and adjustments to reflect the latest projected costs based on the final agreements with affected employees. There are no additional expenditures expected for this plan.

Changes in restructuring liabilities during the three months ended March 31, 2012 related to these plans were as follows:

	Employee-Related
(DOLLARS IN THOUSANDS)	Strategic Initiative	European Rationalization	Total
Balance December 31, 2011(1)	$9,781	$993	$10,774
Additional charges, net	1,668	-	1,668
Payments and other costs	(2,952)	(28)	(2,980)

Balance March 31, 2012(1)	$8,497	$965	$9,462

(1) $0.5 million and $0.6 million of the remaining employee-related liability is classified in Other liabilities as of March 31, 2012 and December 31, 2011, respectively, in the Consolidated Balance Sheet.

Note 4. Other Intangible Assets, Net:

Other intangible assets, net consist of the following amounts:

(DOLLARS IN THOUSANDS)	March 31, 2012	December 31, 2011
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(124,161)	(122,643)

Total	$41,245	$42,763

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the three months ended March 31, 2012 and 2011 was $1.5 million in each period. Annual amortization is expected to be $6.1 million for years 2012 through 2013 and $4.7 million for 2014 through 2016.

Note 5. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2012	December 31, 2011
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Credit facilities	1.47%	2016	134,451	157,483
Bank overdrafts and other		2012	617	1,488
Deferred realized gains on interest rate swaps			10,479	10,965

			870,547	894,936
Less: Current portion of long-term debt			(92,594)	(116,688)

			$777,953	$778,248

Note 6. Income Taxes:

At March 31, 2012, there were $65.2 million of unrecognized tax benefits recorded in Other liabilities and $1.6 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

For the three months ended March 31, 2012, the Company recognized interest and penalties of $0.2 million. At March 31, 2012, the Company had accrued interest and penalties of $0.4 million classified in Other current liabilities and $12.7 million of interest and penalties classified in Other liabilities.

We regularly repatriate a portion of current year earnings from non–U.S. subsidiaries. No provision is made for additional taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries to fund local operations and/or capital projects.

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to direct and indirect taxes, such as transfer pricing, value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 11.

The most significant income tax disputes in which the Company is currently involved relate to ongoing tax assessments and uncertain tax positions within its European operations. Specifically, the Company is disputing various income tax assessments imposed by the Spanish tax authorities against the Company’s Spanish subsidiaries. The administrative and judicial process for these cases is expected to take a number of years to be resolved. As a result of a tax audit for the 2002-2003 fiscal years, the Spanish tax authorities challenged certain tax positions taken in the Spanish subsidiaries’ tax returns and imposed an assessment of Euro 22.3 million ($29.7 million), including estimated interest. During the fourth quarter of 2011, as a result of a tax audit for the 2004-2006 fiscal years, the Spanish tax authorities issued a tax assessment of Euro 62.5 million ($83.2 million), including estimated interest. This assessment challenged similar tax positions identified in the prior assessment. At March 31, 2012, the aggregate amount of assessments from the Spanish tax authorities for all claims arising from the challenged income tax positions were Euro 84.8 million ($112.9 million). The Company has appealed each of these assessments with the National Appellate Court, or, with respect to the 2004-2006 assessment, at the administrative level. In order to proceed with these appeals, the Company is required to and as of March 31, 2012, has posted bank guarantees of Euro 82.5 million ($109.8 million).

In January 2012, the Spanish tax authorities commenced an audit of the 2007-2010 income tax returns of the Company’s Spanish subsidiaries. The tax positions that have previously been challenged by the Spanish tax authorities were consistently taken in the Company’s Spanish subsidiaries’ tax returns from 2003 through the end of 2011. Consequently, the Company anticipates that it will receive an assessment for matters similar to those under appeal, for the fiscal years 2007-2011. It is difficult to anticipate the amount of any future assessment as changes in the Spanish tax legislation permit companies to assert additional defenses for fiscal years commencing in 2007. The Company continues to dispute the pending tax assessments and intends to dispute any future tax assessment that challenges these same tax positions. In accordance with ASC 740 “Income Taxes,” the Company records liabilities for uncertain tax positions. At March 31, 2012, the Company had accrued liabilities for uncertain tax positions of $51.4 million in connection with the income tax positions taken by the Company’s Spanish subsidiaries from 2002 through 2011 (discussed above).

In 2012, the Company reorganized its business operations in Spain and the Netherlands. As a result of the business reorganization, certain of the expenses underlying the challenged tax deductions have been eliminated. The net impact of these changes is not expected to have a significant effect on the Company’s overall effective tax rate.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain, which are at different stages of administrative and judicial review, in which the Spanish tax authorities allege that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. At March 31, 2012, the aggregate amount of the dividend withholding controversy was Euro 17.9 million ($23.9 million), including estimated interest. In order to proceed with these appeals, the Company was required to and, as of March 31, 2012, has posted bank guarantees of Euro 17.0 million ($22.6 million). During the first quarter of 2012, the Spanish Supreme Court heard three of these dividend withholding cases. The Company received an unfavorable decision on one appeal, and as a result, recorded a charge in the first quarter of 2012 (including estimated interest) of $10.9 million ($9.4 million after-tax), reflected in income taxes payable. This payment is expected to be made in the second quarter 2012 from operating cash flows.

In April 2012, the Company received unfavorable rulings on two of the remaining appeals before the Spanish Supreme Court. As a result, the Company will record an additional charge of $3.3 million ($2.9 million after-tax) in the second quarter 2012. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. As of March 31, 2012, the liability for uncertain tax positions arising from the withholding tax controversies was $7.5 million in the aggregate.

As of March 31, 2012, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, is $79.9 million, which includes $51.4 million associated with the tax deductions taken by our Spanish subsidiaries, $7.5 million associated with our Spanish tax withholding controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which are individually material. If the Spanish tax assessments, or any other tax assessments, are ultimately resolved against the Company, the resulting increase in its provision for uncertain tax positions could have a material impact on its results of operations and cash flows in a particular period. In addition, future events or changes in facts or circumstances could require the Company to further adjust its liability for unrecognized tax positions and additional interest and penalties.

In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2002 to 2011. Based on currently available information, we do not believe the ultimate outcome of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position, reported results or liquidity.

The effective tax rate for the three months ended March 31, 2012 was 26.5% compared with 27.3 % for the three months ended March 31, 2011. The reduction in the effective tax rate for the three-month period reflects a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries. This benefit was largely offset by the previously noted provision related to the Spanish tax withholding case as well as the absence of an R&D tax credit in the U.S. during the first quarter of 2012. The Company also benefited from lower repatriation costs.

Note 7. Stock Compensation Plans:

The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSU’s”), stock options and SSAR’s; liability-based awards outstanding under the plans are Cash RSUs.

In addition, the Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. LTIP plan award payouts are based on meeting certain targeted financial and/or strategic goals established by the Compensation Committee of the Board of Directors early in each three-year LTIP cycle. The targeted payout of each active LTIP cycle is 50% cash and 50% IFF stock. The number of shares for the 50% stock portion is determined by the closing share price on the first trading day at the beginning of the cycle. Generally, an executive may receive a pro-rated payout for each LTIP cycle based on active service during such cycle. An aggregate 128,293 shares of the Company’s common stock were issued during March 2012 related to the 2009-2011 cycle.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Equity-based awards	$2,990	$4,817
Liability-based awards	931	1,512

Total stock-based compensation expense	3,921	6,329
Less: tax benefit	(1,263)	(2,302)

Total stock-based compensation expense, after tax	$2,658	$4,027

Note 8. Segment Information:

The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure used to manage these businesses. Performance of these operating segments is evaluated based on profit before restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income.

The Global caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three months Ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Net sales:
Flavors	$349,887	$338,587
Fragrances	360,729	375,684

Consolidated	$710,616	$714,271

Segment profit:
Flavors	$79,680	$78,954
Fragrances	56,081	68,704
Global	(13,186)	(14,273)
Restructuring and other charges, net	(1,668)	(28)

Operating profit	120,907	133,357
Interest expense	(10,811)	(11,680)
Other income (expense), net	246	(6,056)

Income before taxes	$110,342	$115,621

The 2011 amounts have been conformed to the 2012 presentation.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2012 and 2011 were $167.7 million and $162.7 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2012 and 2011 were $542.9 million and $551.6 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Service cost for benefits earned	$938	$864
Interest cost on projected benefit obligation	6,002	6,007
Expected return on plan assets	(6,041)	(6,269)
Net amortization and deferrals	4,913	2,822

Net periodic benefit cost	5,812	3,424
Defined contribution and other retirement plans	1,889	1,890

Total expense	$7,701	$5,314

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Service cost for benefits earned	$3,194	$2,612
Interest cost on projected benefit obligation	7,822	8,522
Expected return on plan assets	(11,488)	(11,345)
Net amortization and deferrals	1,614	1,352
Loss due to settlements and special terminations	456	-

Net periodic benefit cost	1,598	1,141
Defined contribution and other retirement plans	1,251	1,403

Total expense	$2,849	$2,544

The Company expects to contribute $15 - $20 million to its qualified U.S. pension plans and approximately $17 - $20 million to its non-U.S. pension plans during 2012. In the three months ended March 31, 2012, no contributions were made to the qualified U.S. pension plan. For the three months ended March 31, 2012, $3.7 million of contributions were made to the non-U.S. plans. In the three months ended March 31, 2012, $1.0 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Service cost for benefits earned	$341	$258
Interest cost on projected benefit obligation	1,447	1,454
Net amortization and deferrals	(361)	(672)

Total postretirement benefit expense	$1,427	$1,040

The Company expects to contribute approximately $6.0 million to its postretirement benefits other than pension plans during 2012. In the three months ended March 31, 2012, $1.3 million of contributions were made.

Note 10. Financial Instruments:

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2011 Form 10-K.

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2012.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$76,526	$76,526	$88,279	$88,279
Credit facilities and bank overdrafts (2)	135,068	135,068	158,971	158,971
Long-term debt: (3)
Senior notes - 2007	500,000	594,000	500,000	617,000
Senior notes - 2006	225,000	247,000	225,000	250,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

During the third quarter of 2010, we entered into two three-year interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the three months ended
March 31, 2012 and 2011.

During the three months ended March 31, 2012 and the year ended December 31, 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the three months ended March 31, 2012. The outstanding forward currency contacts have remaining maturities of less than one year.

During the three months ended March 31, 2012 and the year ended December 31, 2011, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2012 and December 31, 2011:

(DOLLARS IN THOUSANDS)	March 31, 2012	December 31, 2011
Forward currency contracts	$120,171	$147,078
Interest rate swaps	$100,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$2,949	$2,563	$5,512
Interest rate swaps	474	-	474

	$3,423	$2,563	$5,986

Derivative liabilities (b)
Foreign currency contracts	$(3,114)	$(2,199)	$(5,313)

	December 31, 2011
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$9,333	$5,473	$14,806
Interest rate swaps	286	-	286

	$9,619	$5,473	$15,092

Derivative liabilities (b)
Foreign currency contracts	$(3,368)	$(2,054)	$(5,422)

(a) Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b) Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative For the three months ended March 31,		Location of (Loss) Gain Recognized in Income on Derivative
	2012	2011

Foreign currency contracts	$519	$(9,551)	Other (income) expense, net

Most of these net gains or losses offset any recognized gains or losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)

	For the three months ended March 31,			For the three months ended March 31,
	2012	2011		2012	2011

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$762	$577	Other (income) expense, net	$(727)	$(525)
Forward currency contracts	(1,539)	(2,665)	Cost of goods sold	(227)	(997)

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	(503)	(1,451)	N/A	-	-

Total	$(1,280)	$(3,539)		$(954)	$(1,522)

(1) Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2012 and 2011. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2012 and 2011.

The Company expects that approximately $4.3 million (net of tax) of derivative gains included in AOCI at March 31, 2012, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Commitments and Contingencies:

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which have been issued in connection with governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At March 31, 2012, the Company had bank guarantees and standby letters of credit aggregating $198.6 million with various financial institutions. Of this amount, Euro 99.5 million ($132.4 million) in bank guarantees are related to governmental requirements for income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above amount is an aggregate of $24.4 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment, and certain other assessments in Brazil for other diverse income tax and indirect tax disputes concerning issues for fiscal years 1998-2011. The remaining bank guarantees and standby letters of credit have been granted primarily in the ordinary course of business. There were no material amounts utilized under the standby letters of credit as of March 31, 2012. In order to challenge the assessments in the Brazilian cases, the Company has also been required to pledge $22.1 million of assets, principally property, plant and equipment to cover assessments as of March 31, 2012.

Lines of Credit

The Company has various lines of credit (in addition to the credit facility—See Note 5) which are available to support its ongoing business operations. At March 31, 2012, we had available lines of credit of $75.2 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2012.

Litigation

The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss. A loss contingency is accrued in the Company’s consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events. The amount of ultimate loss may differ from these estimates and further events may require the Company to increase or decrease the amounts it has accrued on any matter. It is possible that cash flows or results of operations could be materially affected by the unfavorable or favorable resolution of one or more of these contingencies.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or cash flows. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other Contingencies

The Company has contingencies in various jurisdictions in which it operates pertaining to such items as value- added taxes, capital and other indirect taxes, customs and duties and sales and use taxes, the most significant existing in Spain and Brazil. The Spanish tax authorities are alleging claims for a capital tax case arising from similar facts related to income tax deductions taken in the Spanish subsidiaries tax returns, as discussed in further detail in Note 6. The Company has recorded provisions only in those cases where the loss is both probable and estimable. The Company cannot reasonably estimate a range of possible loss for the vast majority of the Brazilian matters due to the extended period of time to proceed through the judicial process and given the fact that the vast majority of the underlying positions under dispute had either no ruling or favorable rulings to date. With respect to the Spanish capital tax assessment, the Company intends to vigorously defend, and believes that it has valid defenses for, its underlying positions under dispute.

In addition to the above, the Company is a party, from time to time, to various claims, complaints and proceedings arising in the ordinary course of business including but not limited to those relating to intellectual property disputes, product liability claims, workers’ compensation, etc. The Company does not believe that any of these individual matters would have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

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

Local currency (LC) sales growth of 1% in the first quarter 2012 was impacted by a strong year ago comparable and volume declines in Ingredients, and to a lesser extent the negative effects of the exit of low margin business in our Flavors business unit. While the effects of the exit of low margin business are expected to increase through the balance of 2012, we do expect to see a strengthening of growth rates as we continue to benefit from new win performance, easing comparables and reduced drag during the second half associated with our Ingredients volumes. Our emerging markets continue to be the primary drivers of LC growth.

Exchange rate fluctuations had a 200 basis points (bps) unfavorable impact on net sales during the quarter, driven mainly by a strengthening of the dollar versus the Euro. The effect of exchange rates can vary by business and region depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.

Gross margins were lower in the first quarter 2012 reflecting higher raw material costs when compared to the first quarter 2011 which had the lowest levels in 2011. We have seen some signs of stabilization of raw material input costs and the year-over-year erosion in gross margins resulting from the effects of input costs was at its lowest level since the first quarter of 2011. We expect raw material costs to remain above historical levels despite recent signs of moderation. While we made progress during the course of 2011 in compensating for higher input costs through price increases, we will continue to pursue additional price realization and other cost savings initiatives in 2012 that should enable us to offset the pricing gap over the course of the year.

FINANCIAL PERFORMANCE OVERVIEW

Leveraging our balanced portfolio of business categories and geographic diversity, sales in the first quarter 2012 were down slightly (approximately 1%) but increased 1% in LC terms as the benefits associated with new win performance and price increases were largely offset by volume declines in Ingredients and, to a lesser extent, the exit of low margin business in Flavors. Flavors continued to achieve strong LC growth of 5% for first quarter 2012 despite the exit of low margin business of more than 1%. The Flavors growth more than offset a 3% decline in LC sales for our Fragrances business. The LC decline for Fragrances reflects a challenging comparable performance in 2011 (which had LC growth of 7%) and volume declines in Ingredients. Overall, our first quarter 2012 results continued to be driven by our strong emerging market presence that represented 46% of sales and experienced 3% LC growth in the first quarter of 2012. From a geographic perspective, the Latin America (LA), North America (NOAM), and Greater Asia (GA) regions delivered LC growth in 2012; led by LA, with 4% LC growth.

Operating profit decreased $12.5 million to $120.9 million (17.0% of sales) in 2012 compared to $133.4 million (18.7% of sales) in the comparable 2011 period. The 2012 period included an additional restructuring charge of $1.7 million associated with the strategic realignment of the Fragrance business unit that was originally recorded in the fourth quarter 2011. As a result, adjusted operating profit, excluding the effects of restructuring charges in 2012 decreased $10.8 million to $122.6 million (17.2% of sales) in 2012. The year-over-year decline in adjusted operating profit was driven by 9% higher raw material input costs that were partially offset by cost discipline, including lower accruals for incentive compensation.

Despite the near-term challenges and economic uncertainty we face in 2012, particularly in Western Europe, we continued to execute against our strategic priorities. Cost discipline and productivity gains across many parts of the business are funding continued investments in resources and capabilities to drive growth in emerging markets and ongoing investments in R&D and key technologies. In 2012, we again expect capital spending to approximate 5% of sales as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations were $52.6 million or 7.4% of sales in 2012 as compared to an outflow of $34.9 million or -4.9% of sales during 2011. The increase in cash generation was primarily driven by the impact of lower incentive compensation payments and lower tax payments in 2012 compared to 2011 as well as sharply lower core working capital needs for trade receivables and inventories.

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2012	2011	Change

Net sales	$710,616	$714,271	-1%
Cost of goods sold	425,217	416,811	2%

Gross profit	285,399	297,460
Research and development (R&D) expenses	57,408	57,456	0%
Selling and administrative (S&A) expenses	105,416	106,619	-1%
Restructuring and other charges, net	1,668	28

Operating profit	120,907	133,357
Interest expense	10,811	11,680	-7%
Other (income) expense, net	(246)	6,056

Income before taxes	110,342	115,621
Taxes on income	29,286	31,578	-7%

Net income	$81,056	$84,043	-4%

Diluted EPS	$0.99	$1.03	-4%

Gross margin	40.2%	41.6%	(1.4)
R&D as a percentage of sales	8.1%	8.0%	0.1
S&A as a percentage of sales	14.8%	14.9%	(0.1)
Operating margin	17.0%	18.7%	(1.7)
Adjusted operating margin (1)	17.2%	18.7%	(1.5)
Effective tax rate	26.5%	27.3%	(0.8)

Segment net sales
Flavors	$349,887	$338,587	3%
Fragrances	360,729	375,684	-4%

Consolidated	$710,616	$714,271

(1) Adjusted operating margin excludes Restructuring and other charges, net of $1.7 million during March 31, 2012.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses related to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses principally associated with staff groups that support our overall operating activities.

FIRST QUARTER 2012 IN COMPARISON TO FIRST QUARTER 2011

Sales

Sales for the first quarter 2012 totaled $710.6 million, a decrease of 1% from the prior year quarter. Excluding currency impacts, LC sales increased 1%, as new wins and the realization of price increases more than offset price-driven volume declines in Ingredients. Overall LC growth was driven by 3% growth in the emerging markets.

Flavors Business Unit

Flavor sales increased 3% for the first quarter 2012. Excluding the impact of foreign currency, LC sales for the Flavors business increased 5% versus the prior year period. Excluding the impact of a 1% decline in sales associated with the strategic decision to exit some lower margin businesses, LC sales increased 6%. The increase was driven by new business with our customers, followed by the realization of price increases. Globally, Flavors growth was led by 10% growth in emerging markets which represented 49% of first quarter 2012 sales. On a category basis, LC growth was led mid to high single-digit gains in Beverages and Sweet (Confectionery), all of which benefited from new business, higher volumes and realization of price increases. The business delivered LC growth in all regions, led by GA. The improvement in GA was driven by double-digit gains in Sweet followed by single-digit gains in Beverage. The LC growth in Europe, Africa and Middle East (EAME) sales was focused in Savory and Sweet. Sales in NOAM were led by double-digit gains in Beverage. LA LC growth of 4% was driven by double-digit gains in Dairy as well as high-single digit growth in Savory and Beverage.

Fragrances Business Unit

The Fragrances business experienced a 4% decrease in reported sales and a 3% decline in LC sales, compared to strong 7% LC sales growth during the comparable first quarter 2011 period. New business wins and the realization of price increases were more than offset by volume declines in existing business, most notably in Ingredients and to a lesser extent Fine Fragrances. LC declines within the regions was most significant in GA down 10%, mainly due to volume declines on existing business in Functional Fragrance along with volume declines in Ingredients, and EAME down 5%. All other regions were slightly up reflecting gains in Fabric Care. Emerging markets, which represented more than 44% of first quarter 2012 Fragrance sales, had LC declines of 3%.

Sales performance by Region and Category

		% Change in Sales-First Quarter 2012 vs. First Quarter 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	4%	1%	-1%	1%	3%	2%

EAME	Reported	-9%	3%	-17%	-7%	0%	-4%
	Local Currency	-7%	5%	-16%	-5%	3%	-2%

LA	Reported	4%	6%	-10%	3%	3%	3%
	Local Currency	5%	6%	-10%	4%	4%	4%

GA	Reported	-4%	-9%	-25%	-10%	7%	0%
	Local Currency	-3%	-9%	-26%	-10%	8%	1%

Total	Reported	-3%	0%	-12%	-4%	3%	-1%
	Local Currency	-2%	1%	-12%	-3%	5%	1%

▪	NOAM Fragrance sales were up 1% in the current quarter. The increase reflects new business performance in compounds along with higher pricing that more than offset lower volumes in Ingredients (-1% LC sales versus 7% growth last year). Volume growth in Fragrance compounds was led by Fabric Care, Fine Fragrance and Hair Care categories. The single-digit growth in NOAM Flavors business was led by realization of price increases and new business including double-digit LC growth in the Beverage category.
▪	EAME Fragrance sales in LC terms were down 5% overall, driven mainly by lower volumes on existing business in Fine Fragrance and declines in Ingredients which more than offset strong growth in Fabric Care and Personal Wash. The year-over-year performance in Fragrances was also impacted by strong growth in the prior year period for Fine and Beauty Care (+22%). Flavors LC sales growth was led by double-digit growth in Savory resulting from new business and realization of price increases.
▪	LA Flavors LC sales were up 4% as new business and realization of price increases drove single-digit gains in the Savory and Beverage categories. Fragrances LC sales had single digit increases in Fine and Beauty Care and Functional, offset by a double-digit decline in Ingredients. Exceptionally strong growth last year in Fine & Beauty Care (+23%) is impacting 2012 LC growth in Fragrances.
▪	GA had 1% LC sales growth as double-digit gains in Sweet and single digit growth in Savory and Beverage were offset by double-digit declines in Fine Fragrance, Fabric Care and Ingredients. Flavors growth was strongest in emerging markets in the region.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, increased 140 bps to 59.8% in the first quarter 2012 compared to 58.4% in the first quarter 2011. The increase versus last year was mainly driven by higher raw material costs. Overall, raw material costs have increased approximately 9% on a year-over-year basis. These effects were partially offset by improved operating leverage, and ongoing margin recovery efforts in both businesses, including pricing.

Research and Development (R&D)

Overall R&D expenses increased 10 bps as a percentage of sales from 8.0% in 2011 to 8.1% in 2012. R&D expenses were flat versus the prior year quarter as additional investments in technology and innovation were offset by lower provisions for incentive compensation.

Selling and Administrative (S&A)

S&A, as a percentage of sales, decreased 10 bps to 14.8% in the first quarter 2012 versus 14.9% in the first quarter 2011. The decrease in S&A expenses was driven by ongoing cost discipline and lower incentive compensation accruals that more than offset planned spend in sales activities (mainly in emerging markets) to support our growth initiatives.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSDANDS)	2012	2011
Segment profit:
Flavors	$79,680	$78,954
Fragrances	56,081	68,704
Global	(13,186)	(14,273)
Restructuring and other charges, net	(1,668)	(28)

Operating profit	$120,907	$133,357

Operating margin
Flavors	22.8%	23.3%
Fragrances	15.5%	18.3%
Consolidated	17.0%	18.7%

Flavors Business Unit

Flavors segment profit totaled $79.7 million in the first quarter 2012 (22.8% of sales) compared to $79.0 million (23.3% of sales) in the comparable 2011 period. The increase in profitability was mainly driven by LC sales growth and the realization of price increases that more than offset higher raw material costs.

Fragrances Business Unit

Fragrances segment profit totaled $56.1 million in the first quarter 2012 or 15.5% as a percentage of sales, compared to $68.7 million or 18.3% as a percentage of sales reported in 2011. The decline in profit was driven by double digit input costs and lower sales volume that could only be partially offset by the realization of price increases, other margin improvement initiatives, and lower incentive compensation.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2012, Global expenses were $13.2 million compared to $14.3 million during 2011. The decline principally reflects lower incentive compensation.

Restructuring and Other Charges, Net

Restructuring and other charges, net in 2012 and 2011 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Strategic Initiative started in the fourth quarter 2011 and the European Rationalization Plan announced in the third quarter of 2009, respectively.

	Restructuring Charges Three months ended March 31,
(DOLLARS IN THOUSANDS)	2012	2011
Fragrances	$1,668	$28

We recorded an additional net pre-tax charge of $1.7 million during the first quarter 2012. The current period charge is principally attributable to changes in the actual employee positions being eliminated and adjustments to reflect the latest projected costs based on the final agreements with affected employees.

In the aggregate as of March 31, 2012, we have recorded expenses of $11.4 million to Restructuring and other charges, net relating to the Strategic Initiative. We do not anticipate any further charges related to this plan.

Interest Expense

In 2012, interest expense decreased $0.9 million to $10.8 million. The decrease in interest expense reflects lower levels of outstanding debt mainly due to $123.7 million of long-term debt repayments in the second half of 2011. Average cost of debt was 4.9% for the 2012 period compared 4.8% in 2011.

Other (Income) Expense, Net

Other (income) expense, net improved by $6.3 million to $0.2 million of income in the first quarter 2012 versus $6.1 million of expense in the 2011 period. The improvement was largely driven by lower foreign exchange losses on outstanding working capital balances as well as gains associated with the Company’s deferred compensation plan assets.

Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 26.5% compared with 27.3 % for the three months ended March 31, 2011. The reduction in the effective tax rate for the three-month period reflects a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries. This benefit was largely offset by the provision related to the Spanish tax withholding case as well as the absence of an R&D tax credit in the U.S. during the first quarter of 2012. We also benefited from lower repatriation costs.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $76.5 million at March 31, 2012 compared to $88.3 million at December 31, 2011, of which $71.0 million of the balance at March 31, 2012 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings in excess of current year earnings of our foreign subsidiaries because we intend and plan to reinvest the undistributed earnings indefinitely.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in the first quarter 2012 were $52.6 million compared to an outflow of 34.9 million in the 2011 period, an improvement of $87.5 million. The cash flow impact associated with our core working capital (trade receivables, inventories and accounts payable) decreased $22.5 million compared to 2011. The increase in operating cash flows versus 2011 also reflects lower incentive compensation and tax related payments made in 2012 compared to 2011 (as a result of strong 2010 performance).

In the first quarter 2012, we received an unfavorable decision on one of the Spanish tax withholding cases that was under appeal. We expect to pay the assessed amount of $10.9 million (including estimated interest) promptly after receipt of the tax assessment during the second quarter 2012.

Working capital (current assets less current liabilities) totaled $824.5 million at March 31, 2012 compared to $752.7 million at December 31, 2011. The 2012 increase in working capital reflects higher commercial activity, the effects of somewhat higher input costs on inventories along with the settlement of year-end payables and reduced short-term bank borrowings and overdrafts.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $28.8 million during the first quarter 2012 compared to $19.4 million in 2011. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approximate 5% of our sales in 2012.

Net investing activities in 2012 utilized $27.4 million compared to $19.4 million in 2011.

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES

Net financing activities in the first quarter 2012 used $38.9 million compared to proceeds of $34.2 million in 2011. The increase in cash used for financing activities reflects reduced levels of bank borrowings as a result of the significant improvement in cash flow from operations versus the comparable 2011 period.

At March 31, 2012, we had $870.5 million of debt outstanding compared to $894.9 million outstanding at December 31, 2011.

We paid dividends totaling $25.1 million in 2012 and $21.7 million in 2011. We declared a cash dividend per share of $0.31 in the first quarter 2012 payable on April 4, 2012 to all shareholders of record as of March 21, 2012.

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

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first quarters of 2012 and 2011.

As of March 31, 2012 we had total borrowings under our revolving credit facility of $134.5 million. The amount which we are able to draw down under our credit facility is limited by financial covenants as described in more detail below. At March 31, 2012 we had a remaining overall borrowing capacity of $1,018.3 million. However, our drawdown capacity on the credit facility was limited to $878.6 million based on existing balances outstanding under the facility at March 31, 2012. The credit facility contains the most restrictive covenant of all of our debt requiring us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At March 31, 2012 we were in compliance with all financial and other covenants. At March 31, 2012 our Net Debt/adjusted EBITDA (1) was 1.41 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	12 Months Ended March 31,
(DOLLARS IN MILLIONS)	2012	2011

Net income	$264.0	$283.8
Interest expense	43.7	47.7
Income taxes	104.4	102.3
Depreciation and amortization	76.3	77.2
Specified items (1)	48.4	5.1
Non-cash items (2)	17.6	-

Adjusted EBITDA	$554.4	$516.1

(1) Specified items for the 12 months ended March 31, 2012 of $33.5 million related to the Mane patent litigation settlement and $14.9 million consist of restructuring charges. Specified items for the 12 months ended March 31, 2011 of $5.1 million consist of restructuring charges.

(2) Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	March 31,
(DOLLARS IN MILLIONS)	2012	2011

Total debt	$870.5	$972.1
Adjustments:
Deferred gain on interest rate swaps	(10.5)	(12.4)
Cash and cash equivalents	(76.5)	(112.0)

Net debt	$783.5	$847.7

As discussed in Note 11 to the Consolidated Financial Statements, at March 31, 2012, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation regarding improving business trends in 2012 and the Company’s ability to capitalize on its strong emerging market presence, research and development pipeline, and profit improvement initiatives to capitalize on those trends. Accordingly, these forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission (“SEC”) filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. With respect to the Company’s expectations regarding these statements, such risk factors include, but are not limited to:

•	the economic climate for the Company’s industry and demand for the Company’s products;
•	the ability of the Company to successfully implement its recent strategic initiative and achieve the estimated savings;
•	fluctuations in the price, quality and availability of raw materials;
•	decline in consumer confidence and spending;
•	changes in consumer preferences;
•	the Company’s ability to predict the short and long-term effects of global economic conditions;
•	movements in interest rates;
•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;
•	the Company’s ability to successfully develop new and competitive products and enter and expand its sales in new and other emerging markets;
•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;
•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;
•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;
•

the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;
•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;
•

any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters or the responses to or repercussion from any of these or similar events or conditions; and

•	adverse changes due to accounting rules or regulations.

New risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risks on the Company’s business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2011 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flow.

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

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s European Rationalization Plan and costs associated with the 2011 Strategic Initiative). The company also measures sales performance on a non-GAAP basis which eliminates the effects that result from translating its international sales in U.S. dollars (“local currency”). Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges include actual cash outlays; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2011 Annual Report on
Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns, as well as alleged claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed tax assessments on our Spanish subsidiaries in the amounts of Euro 22.3 ($29.7) million for the 2002-2003 fiscal years and Euro 62.5 ($83.2) million for 2004-2006 fiscal years (in each case including estimated interest computed as of
March 31, 2012). In addition, the tax authorities are also alleging claims related to capital tax positions arising from the same facts. At
March 31, 2012 the aggregate amount for these matters was Euro 94.3 million ($125.6 million). During 2007 and 2008, we filed appeals against the tax assessments and related capital tax and tax avoidance claims arising from the audits of fiscal years 2002-2003 with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010 and 2011, we filed appeals for judicial review with the Spanish National Appellate Court. During 2011, we filed an appeal with the TEAC against the tax assessment and claims arising from the audit of fiscal years 2004-2006. Neither the Spanish National Appellate Court nor the TEAC has yet ruled on these appeals.

In January 2012, the Spanish tax authorities commenced an audit of the 2007-2010 tax returns of our Spanish subsidiaries. The tax positions that have previously been challenged by the Spanish tax authorities were consistently taken in our Spanish subsidiaries’ tax returns from 2003 through the end of 2010 and are intended to be taken in our Spanish subsidiaries’ tax returns for 2011. Consequently, we anticipate that we will receive an assessment for matters similar to those under appeal, for the fiscal years 2007-2011. In 2012, we reorganized our business operations in Spain and the Netherlands, and, therefore, we anticipate that substantially all of the challenged tax deductions previously taken will no longer be applicable in future tax returns of our Spanish subsidiaries. We continue to dispute the pending tax assessments and intend to dispute any future tax assessment that challenges these same tax positions.

We have also been a party to four dividend withholding tax controversies in Spain, which are at different stages of administrative and judicial review, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. At March 31, 2012, the aggregate amount of the withholding tax controversies was Euro 17.9 million ($23.9 million) (including estimated interest). During the first quarter of 2012, the Spanish Supreme Court heard three of these dividend withholding cases and upheld an unfavorable ruling we had previously received from the lower court in the amount of Euro 8.2 million ($10.9 million) (including estimated interest). In April 2012, the Spanish Supreme Court upheld a second unfavorable ruling we had received from the lower court in the amount of Euro 2.5 million ($3.3 million) (including estimated interest) and overturned a favorable ruling we had received from the lower court in the third case, relating to an amount in controversy of Euro 4.1 million ($5.4 million) (including estimated interest), which the Spanish tax authorities had appealed.

If the aforementioned tax assessments that are still pending are ultimately resolved against us, the resulting increase in our liability for uncertain tax positions could have a material adverse effect on our results of operations and cash flows in a particular period.

Environmental

Over the past 20 years, various federal and state authorities and private parties have claimed that we are a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

We have been identified as a PRP at ten facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our potential liability on at least a quarterly basis. We accrue for environmental liabilities when they are probable and estimable. We estimate our share of the total future cost for these sites to be less than $5 million.

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of our liability insurers pursuant to which defense costs and indemnity amounts payable by us in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites.

Other

We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 6. Exhibits

10.20(a)	Amendment No. 1, dated as of March 6, 2012, to the 2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004.
10.26(a)

Amendment No. 1, dated as of March 9, 2012, to the Credit Agreement, dated as of November 9, 2011, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and IFF Latin American Holdings (España) S.L., as borrowers, the banks, financial institutions and other institutional lenders and issuers of letters of credit party thereto, and Citibank, N.A. as administrative agent.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated: May 8, 2012	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated: May 8, 2012	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.20(a)	Amendment No. 1, dated as of March 6, 2012, to the 2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004.
10.26(a)

Amendment No. 1, dated as of March 9, 2012, to the Credit Agreement, dated as of November 9, 2011, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and IFF Latin American Holdings (España) S.L., as borrowers, the banks, financial institutions and other institutional lenders and issuers of letters of credit party thereto, and Citibank, N.A. as administrative agent.

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