Form 10-Q
period 2012-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2012-08-08
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares outstanding as of July 25, 2012: 81,476,148

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$104,637	$88,279
Trade receivables (net of allowances of $6,791 and $5,831, respectively)	516,598	472,346
Inventories: Raw materials	259,060	248,050
Work in process	8,878	6,992
Finished goods	271,329	289,397

Total Inventories	539,267	544,439
Deferred income taxes	54,598	54,054
Prepaid expenses and other current assets	149,153	158,102

Total Current Assets	1,364,253	1,317,220

Property, plant and equipment, at cost	1,446,488	1,432,094
Accumulated depreciation	(842,466)	(824,029)

	604,022	608,065

Goodwill	665,582	665,582
Other intangible assets, net	39,725	42,763
Deferred income taxes	161,033	152,118
Other assets	190,692	179,833

Total Assets	$3,025,307	$2,965,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$87,478	$116,688
Accounts payable	169,673	208,759
Accrued payroll and bonus	43,021	42,229
Dividends payable	25,131	25,086
Restructuring and other charges	5,982	10,198
Other current liabilities	176,138	161,606

Total Current Liabilities	507,423	564,566

Long-term debt	777,404	778,248
Deferred gains	46,341	47,855
Retirement liabilities	314,453	315,633
Other liabilities	153,175	151,872

Total Other Liabilities	1,291,373	1,293,608

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of June 30, 2012 and December 31, 2011; and outstanding 81,459,723 and 80,921,208 shares as of June 30, 2012 and December 31, 2011	14,470	14,470
Capital in excess of par value	119,868	128,631
Retained earnings	2,812,293	2,692,893
Accumulated other comprehensive loss	(388,162)	(375,309)
Treasury stock, at cost - 34,302,117 shares as of June 30, 2012 and 34,840,632 shares as of December 31, 2011	(1,335,189)	(1,356,273)

Total Shareholders’ Equity	1,223,280	1,104,412

Noncontrolling interest	3,231	2,995

Total Shareholders’ Equity including noncontrolling interest	1,226,511	1,107,407

Total Liabilities and Shareholders’ Equity	$3,025,307	$2,965,581

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$721,317	$715,589	$1,431,933	$1,429,860

Cost of goods sold	419,774	431,166	844,991	847,977
Research and development expenses	56,400	56,229	113,809	113,685
Selling and administrative expenses	112,835	106,224	218,249	212,843
Restructuring and other charges, net	—	3,985	1,668	4,013
Interest expense	10,613	12,009	21,423	23,689
Other (income) expense, net	(845)	1,055	(1,088)	7,111

Income before taxes	122,540	104,921	232,881	220,542
Taxes on income	33,944	28,733	63,230	60,311

Net income	88,596	76,188	169,651	160,231

Other comprehensive income, after tax:
Foreign currency translation adjustments	(52,707)	10,085	(24,058)	38,893
Gains (Losses) on derivatives qualifying as hedges	3,138	617	2,434	(1,431)
Pension and postretirement net liability adjustment	4,350	5,033	8,771	7,710

Other comprehensive income	(45,219)	15,735	(12,853)	45,172

Total comprehensive income	$43,377	$91,923	$156,798	$205,403

Net income per share - basic	$1.09	$0.94	$2.08	$1.98

Net income per share - diluted	$1.08	$0.93	$2.06	$1.96

Average number of shares outstanding - basic	81,095	80,451	80,938	80,250

Average number of shares outstanding - diluted	81,782	81,489	81,727	81,320

Dividends declared per share	$0.31	$0.27	$0.62	$0.54

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$169,651	$160,231
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	37,094	37,356
Deferred income taxes	(13,786)	27,215
Gain on disposal of assets	(1,525)	(1,580)
Stock-based compensation	11,272	13,089
Pension settlement/curtailment	874	3,583
Changes in assets and liabilities:
Trade receivables	(58,035)	(73,172)
Inventories	(5,643)	(14,098)
Accounts payable	(36,253)	(39,728)
Accruals for incentive compensation	2,019	(51,057)
Other current payables and accrued expenses	41,562	(46,760)
Other assets	(21,248)	(13,541)
Other liabilities	9,384	607

Net cash provided by operating activities	135,366	2,145

Cash flows from investing activities:
Additions to property, plant and equipment	(53,833)	(45,699)
Purchase of insurance contracts	(1,035)	(1,371)
Maturity of net investment hedges	1,960	976
Proceeds from disposal of assets	124	399

Net cash used in investing activities	(52,784)	(45,695)

Cash flows from financing activities:
Cash dividends paid to shareholders	(50,206)	(43,349)
Net change in revolving credit facility borrowings and overdrafts	(26,034)	59,083
Proceeds from issuance of stock under stock-based compensation plans	5,400	13,155
Excess tax benefits on stock-based payments	6,513	5,075

Net cash (used in) provided by financing activities	(64,327)	33,964

Effect of exchange rate changes on cash and cash equivalents	(1,897)	1,685

Net change in cash and cash equivalents	16,358	(7,901)
Cash and cash equivalents at beginning of year	88,279	131,332

Cash and cash equivalents at end of period	$104,637	$123,431

Interest paid	$23,149	$27,178

Income taxes paid	$29,729	$38,137

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and liquidity and capital resources included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are utilized consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end date. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “the Registrant”, “IFF,” “the Company,” “we”, “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year’s Consolidated Balance Sheet to conform to the 2012 presentation.

For the six months ended June 30, 2011, the Company reclassified $2.8 million in the Consolidated Statement of Cash Flows from Stock-based compensation to Changes in Other liabilities related to the portion of Stock-based compensation that is settled in cash. There were no changes to the balance sheet, cash flows from operations, net income or shareholders’ equity as a result of this reclassification in the respective period. In addition, the Company has revised its Consolidated Balance Sheet as of December 31, 2011 to reflect $2.1 million of allowance for doubtful accounts which had previously been netted against gross trade receivables. As a result, both gross trade accounts receivable and the related allowance for doubtful accounts increased by $2.1 million, resulting in no change to Trade receivables, net of allowances.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholder’s Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Although in December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely, the Company has adopted this revised guidance as of January 1, 2012 and it did not have an impact on the Company’s consolidated financial statements.

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2012	2011	2012	2011
Basic	81,095	80,451	80,938	80,250
Assumed dilution under stock plans	687	1,038	789	1,070

Diluted	81,782	81,489	81,727	81,320

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 113,000 shares were outstanding as of June 30, 2012, but were not included in the computation of diluted net income per share since the impact was anti-dilutive. There were no stock options or SSAR’s excluded from the computation of diluted income per share for the three and six months ended June 30, 2011.

The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of June 30, 2012 and 2011 was immaterial (approximately 0.7% and 0.6% of the total number of common shares outstanding as of June 30, 2012 and 2011, respectively). Net income allocated to such PRS was $0.5 million and $0.4 million during the three months ended June 30, 2012 and 2011, respectively and $1.1 and $1.0 million during the six months ended June 30, 2012 and 2011, respectively.

Note 3. Restructuring and Other Charges, Net:

European Rationalization Plan

During the third quarter of 2009, the Company announced the rationalization of its European manufacturing facilities. The rationalization consisted of the closure of the Fragrance Compound facility in Drogheda, Ireland and partial closure of the Fragrance Ingredient plant in Haverhill, UK. The Company completed its negotiations with the Drogheda, Ireland employee representatives during the third quarter of 2010 and ceased manufacturing operations at the plant as of September 30, 2010. There are no additional charges expected for this plan.

Strategic Initiative

In the fourth quarter of 2011, the Company recorded a $9.8 million charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It also entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across Fragrances, Flavors and corporate functions. The Company recorded an additional net charge of $1.7 million during the six months ended June 30, 2012, which relate to amounts recorded during the first quarter of 2012. The charge for the six-month period is principally attributable to changes in the actual employee positions being eliminated and adjustments to reflect the projected costs based on the final agreements with affected employees. There are no additional charges expected for this plan.

Changes in restructuring liabilities during the six months ended June 30, 2012 related to these plans were as follows:

	Employee-Related
(DOLLARS IN THOUSANDS)	Strategic Initiative	European Rationalization	Total
Balance December 31, 2011(1)	$9,781	$993	$10,774
Additional charges, net	1,668	—	1,668
Payments and other costs	(5,876)	(377)	(6,253)

Balance June 30, 2012(1)	$5,573	$616	$6,189

(1)	$0.2 million and $0.6 million of the remaining employee-related liability is classified in Other liabilities as of June 30, 2012 and December 31, 2011, respectively, in the Consolidated Balance Sheet.

Note 4. Other Intangible Assets, Net:

Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(125,681)	(122,643)

Total	$39,725	$42,763

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the three months ended June 30, 2012 and 2011 was $1.5 million, in each period, and amortization expense for the six months ended June 30, 2012 and 2011 was $3.0 million, in each period. Annual amortization is expected to be $6.1 million for years 2012 through 2013 and $4.7 million for years 2014 through 2016.

Note 5. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2012	December 31, 2011
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Credit facilities	1.45%	2016	129,428	157,483
Bank overdrafts and other		2012	459	1,488
Deferred realized gains on interest rate swaps			9,995	10,965

			864,882	894,936
Less: Current portion of long-term debt			(87,478)	(116,688)

			$777,404	$778,248

Note 6. Income Taxes:

At June 30, 2012, there were $65.2 million of unrecognized tax benefits recorded in Other liabilities and $2.6 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

For the six months ended June 30, 2012, the Company reversed interest and penalties of $(0.6) million. At June 30, 2012, the Company had accrued interest and penalties of $0.9 million classified in Other current liabilities and $11.8 million of interest and penalties classified in Other liabilities.

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

As of June 30, 2012, the most significant income tax disputes in which the Company was involved related to ongoing tax assessments and uncertain tax positions within its European operations. Specifically, the Company has been disputing various income tax assessments imposed by the Spanish tax authorities against the Company’s Spanish subsidiaries. As a result of a tax audit for the 2002-2003 fiscal years, the Spanish tax authorities challenged certain tax positions taken in the Spanish subsidiaries’ tax returns and imposed an assessment of Euro 21.8 million ($27.2 million), including estimated interest as of June 30, 2012. During the fourth quarter of 2011, as a result of a tax audit for the 2004-2006 fiscal years, the Spanish tax authorities issued a tax assessment of Euro 62.8 million ($78.3 million), including estimated interest as of June 30, 2012. This assessment challenged similar tax positions identified in the prior assessment. At June 30, 2012, the aggregate amount of assessments from the Spanish tax authorities for all claims arising from the challenged income tax positions were Euro 84.6 million ($105.5 million), including estimated interest. The Company has appealed each of these assessments with the National Appellate Court, or, with respect to the 2004-2006 assessment, at the administrative level. In order to proceed with these appeals, the Company is required to, and, as of June 30, 2012, has posted bank guarantees of Euro 83.1 million ($103.6 million).

In January 2012, the Spanish tax authorities commenced an audit of the 2007-2010 income tax returns of the Company’s Spanish subsidiaries. The tax positions that have previously been challenged by the Spanish tax authorities were consistently taken in the Company’s Spanish subsidiaries’ tax returns from 2003 through the end of 2011. Consequently, the Company anticipated that it would receive an assessment for matters similar to those under appeal, for the fiscal years 2007-2011. In accordance with ASC 740 “Income Taxes,” the Company records liabilities for uncertain tax positions. At June 30, 2012, the Company had accrued liabilities for uncertain tax positions of $50.8 million in connection with the income tax positions taken by the Company’s Spanish subsidiaries from 2002 through 2011 (discussed above).

As previously disclosed, on August 1, 2012, the Company reached an overall settlement with the Spanish tax authorities regarding the income tax deductions taken by its Spanish subsidiaries for the years 2004-2010. Pursuant to the settlement, the Company and the Spanish tax authorities agreed to settle all disputes and claims arising from the Company’s Spanish subsidiaries’ tax returns for the 2004-2010 fiscal years in exchange for an agreed-upon payment of Euro 86.0 million ($105.7 million), in the aggregate, before the end of 2012.

The settlement agreement does not address the Spanish tax authorities’ challenges to similar tax deductions taken in the tax returns filed for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. The Company intends to continue to challenge these assessments. As a result of the settlement, however, the Company will increase, in the third quarter of 2012, its accrual for uncertain tax positions for 2002-2003 by $13.9 million. The settlement agreement also did not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 tax return was filed in late July 2012 and has not yet been audited. However, based on the settlement reached for 2004-2010, the Company will also increase its accrual for uncertain tax positions covering the 2011 period.

As a result of the settlement, the Company will record an after-tax charge in the third quarter of 2012 of $58.5 million including the tax settlement for 2004-2010 and the increase in its liability for uncertain tax positions for 2011, as described above. As previously discussed, in 2012, the Company realigned its business operations in Spain and the Netherlands. As part of the overall settlement, the Company and the Spanish tax authorities have also preliminarily agreed upon the key principles to be incorporated into an agreement that will establish the tax basis for the Company’s activities in Spain for 2012 and future years. The terms and conditions of the agreement are not expected to have a material impact on the Company’s effective tax rate for 2012.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. At June 30, 2012, the aggregate amount of these dividend withholding controversies was Euro 18.0 million ($22.4 million), including estimated interest, for which the Company is fully reserved. During the first six months of 2012, the Company received unfavorable decisions on the first three cases and recorded charges (including estimated interest) aggregating $14.2 million ($12.3 million after-tax), which are reflected in income taxes payable at June 30, 2012. As of June 30, 2012, the Company had posted bank guarantees of Euro 11.9 million ($14.8 million) in order to proceed with these appeals. The Company made payments of $7.1 million during the second quarter of 2012, and expects to pay the remainder of the amount due by the end of 2012. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. As of June 30, 2012, the Company’s liability for uncertain tax positions arising from the Spanish withholding tax controversies was $4.6 million in the aggregate.

As of June 30, 2012, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, is $80.4 million, which includes $50.8 million associated with the tax deductions taken by our Spanish subsidiaries, $4.6 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2002 to 2011. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position, reported results or liquidity.

The effective tax rate for the three months ended June 30, 2012 was 27.7% compared with 27.4 % for the three months ended June 30, 2011. The 2011 second quarter included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during that quarter that was partially offset by several items, including provision adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The 2012 second quarter includes a $4.7 million provision related to the second Spanish dividend withholding tax case and other provision adjustments on uncertain tax positions. The year-over-year increase also reflects the absence of an R&D tax credit in the U.S. during the second quarter of 2012. The effective tax rate for the six months ended June 30, 2012 was 27.2% compared with 27.3% for the six months ended June 30, 2011. The 2011 first six-month period included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during the second quarter of 2011 that was partially offset by several items, including adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The 2012 first six-month period includes a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries that was offset by $12.9 million of provisions related to the Spanish dividend withholding tax cases and other reserve adjustments on uncertain tax positions. The year-over-year decrease also reflects a lower cost of repatriation during the six months ended June 30, 2012.

Note 7. Stock Compensation Plans:

The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSU’s”), stock options, SSAR’s and Long-Term Incentive Plan (“LTIP”) awards; liability-based awards outstanding under the plans are Cash RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Equity-based awards	$8,282	$8,272	$11,272	$13,089
Liability-based awards	640	1,311	1,571	2,823

Total stock-based compensation expense	8,922	9,583	12,843	15,912
Less: tax benefit	(2,772)	(2,933)	(4,035)	(5,235)

Total stock-based compensation expense, after tax	$6,150	$6,650	$8,808	$10,677

Note 8. Segment Information:

The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income.

The Global caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three months Ended June 30,		Six months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Net sales:
Flavors	$361,371	$345,407	$711,258	$683,994
Fragrances	359,946	370,182	720,675	745,866

Consolidated	$721,317	$715,589	$1,431,933	$1,429,860

Segment profit:
Flavors	$80,633	$71,003	$160,313	$149,957
Fragrances	63,635	62,260	119,716	130,964
Global	(11,960)	(11,293)	(25,145)	(25,566)
Restructuring and other charges, net	—	(3,985)	(1,668)	(4,013)

Operating profit	132,308	117,985	253,216	251,342
Interest expense	(10,613)	(12,009)	(21,423)	(23,689)
Other income (expense), net	845	(1,055)	1,088	(7,111)

Income before taxes	$122,540	$104,921	$232,881	$220,542

The 2011 amounts have been conformed to the 2012 presentation.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2012 and 2011 were $167 million and $166 million, respectively, and for the six months ended June 30, 2012 and 2011 were $335 million and $329 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2012 and 2011 were $554 million and $550 million, respectively and for the six months ended June 30, 2012 and 2011 were $1,097 million and $1,101 million, respectively. No non-U.S. country had net sales in any period presented greater than 6% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$938	$864	$1,877	$1,727
Interest cost on projected benefit obligation	6,002	6,007	12,003	12,014
Expected return on plan assets	(6,041)	(6,269)	(12,083)	(12,539)
Net amortization and deferrals	4,913	2,822	9,825	5,645
Loss due to curtailments	—	443	—	443

Net periodic benefit cost	5,812	3,867	11,622	7,290
Defined contribution and other retirement plans	1,974	1,768	3,863	3,658

Total expense	$7,786	$5,635	$15,485	$10,948

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$3,164	$2,612	$6,358	$5,224
Interest cost on projected benefit obligation	7,762	8,522	15,584	17,044
Expected return on plan assets	(11,401)	(11,345)	(22,888)	(22,689)
Net amortization and deferrals	1,607	1,352	3,221	2,705
Loss due to settlements and special terminations	418	3,878	874	3,878

Net periodic benefit cost	1,550	5,019	3,149	6,162
Defined contribution and other retirement plans	1,088	2,688	2,329	4,090

Total expense	$2,638	$7,707	$5,478	$10,252

The Company expects to contribute $15 - $20 million to its qualified U.S. pension plans and approximately $17 - $20 million to its non-U.S. pension plans during 2012. In the three and six months ended June 30, 2012, no contributions were made to the qualified U.S. pension plan. For the three and six months ended June 30, 2012, $4.4 million and $8.1 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2012, $1.0 million and $2.0 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$341	$258	$682	$516
Interest cost on projected benefit obligation	1,447	1,454	2,894	2,908
Net amortization and deferrals	(361)	(672)	(722)	(1,344)

Total postretirement benefit expense	$1,427	$1,040	$2,854	$2,080

The Company expects to contribute approximately $6 million to its postretirement benefits other than pension plans during 2012. In the three and six months ended June 30, 2012, $1.3 million and $2.6 million of contributions were made, respectively.

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

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2012.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$104,637	$104,637	$88,279	$88,279
Credit facilities and bank overdrafts (2)	129,887	129,887	158,971	158,971
Long-term debt: (3)
Senior notes - 2007	500,000	611,578	500,000	617,000
Senior notes - 2006	225,000	246,601	225,000	250,000

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

During the third quarter of 2010, we entered into two three-year interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the three and six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and the year ended December 31, 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the six months ended June 30, 2012. The outstanding forward currency contracts have remaining maturities of less than one year.

During the six months ended June 30, 2012 and the year ended December 31, 2011, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2012 and December 31, 2011:

(DOLLARS IN THOUSANDS)	June 30, 2012	December 31, 2011
Forward currency contracts	$133,902	$147,078
Interest rate swaps	$100,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$6,754	$2,764	$9,518
Interest rate swaps	409	—	409

	$7,163	$2,764	$9,927

Derivative liabilities (b)
Foreign currency contracts	$(1,730)	$(1,501)	$(3,231)

	December 31, 2011
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$9,333	$5,473	$14,806
Interest rate swaps	286	—	286

	$9,619	$5,473	$15,092

Derivative liabilities (b)
Foreign currency contracts	$(3,368)	$(2,054)	$(5,422)

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
	For the three months ended June 30,
	2012	2011

Foreign currency contracts	$5,564	$(5,299)	Other (income) expense, net

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
	For the six months ended June 30,
	2012	2011

Foreign currency contracts	$6,083	$(14,850)	Other expense, net

Most of these net gains or losses offset any recognized gains or losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the three months ended June 30,			For the three months ended June 30,
	2012	2011		2012	2011

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$271	$93	Other (income) expense, net	$(646)	$(562)
Forward currency contracts	2,862	538	Cost of goods sold	1,187	(1,623)

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	816	(962)	N/A	—	—

Total	$3,949	$(331)		$541	$(2,185)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the six months ended June 30,			For the six months ended June 30,
	2012	2011		2012	2011

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$1,033	$670	Other (income) expense, net	$(1,373)	$(1,087)
Forward currency contracts	1,323	(2,126)	Cost of goods sold	960	(2,620)

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	313	(2,413)	N/A	—	—

Total	$2,669	$(3,869)		$(413)	$(3,707)

(1)	Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three and six months ended June 30, 2012 and 2011. The ineffective portion of the net investment hedges was not material during the three and six months ended June 30, 2012 and 2011.

The Company expects that approximately $3.8 million (net of tax) of derivative gains included in AOCI at June 30, 2012, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Commitments and Contingencies:

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which have been issued in connection with governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At June 30, 2012, the Company had bank guarantees and standby letters of credit aggregating $168.1 million with various financial institutions. Of this amount, Euro 95.0 million ($118.4 million) in bank guarantees were related to governmental requirements for income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above amount is an aggregate of $26.7 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment, and certain other assessments in Brazil for other diverse income tax and indirect tax disputes concerning issues for fiscal years 1998-2011. The remaining bank guarantees and standby letters of credit were granted primarily in the ordinary course of business. There were no material amounts utilized under the standby letters of credit as of June 30, 2012. In order to challenge the assessments in the Brazilian cases, the Company was also required to pledge $19.7 million of assets, principally property, plant and equipment to cover assessments as of June 30, 2012.

Lines of Credit

The Company has various lines of credit (in addition to the credit facility - see Note 5) which are available to support its ongoing business operations. At June 30, 2012, we had available lines of credit of $81.7 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2012.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or cash flows. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other Contingencies

The Company has contingencies in various jurisdictions in which it operates pertaining to such items as value- added taxes, capital and other indirect taxes, customs and duties and sales and use taxes, the most significant existing in Spain and Brazil. The Spanish tax authorities are alleging claims for a capital tax in a case arising from similar facts as the income tax cases (discussed in further detail in Note 6) related to income tax deductions taken in the Spanish subsidiaries tax returns. The Company has recorded provisions only in those cases where the loss is both probable and estimable. Due to the extended period of time to proceed through the judicial process and the fact that the vast majority of the underlying positions under dispute had either no ruling or favorable rulings to date, the Company cannot reasonably estimate a range of possible loss for the vast majority of the Brazilian matters. With respect to the Spanish capital tax assessment and Brazilian tax matters, the Company intends to vigorously defend, and believes that it has valid defenses for, its underlying positions under dispute.

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

Flavors are the key building blocks that impart taste in processed food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our flavors business is regional in nature, with different formulas that reflect local tastes and ingredients. As a leading creator of flavors, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Flavors compounds are ultimately used by our customers in four end-use categories: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy.

Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. Our Fragrance compounds are ultimately used by our customers in two broad categories: (1) Fine Fragrance and Beauty Care and (2) Functional Fragrances, which when combined, we refer to as Fragrance Compounds. In addition, our Fragrance Ingredients are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds.

Growth in the global flavors and fragrances market is generally aligned with global population trends, GDP growth and gains in per capita disposable income. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer product companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients.

As part of our strategic emphasis on profitable growth, since late 2011 we have begun to exit certain low margin sales activities in Flavors. While these exits are expected to reduce LC sales, we expect them to result in increased operating margins.

Local currency (LC) sales growth of 4% (1% on a reported basis, net of currency impacts as described below and 5% on a LC basis, excluding the effects of the exit of low margin sales activities), in the second quarter of 2012 reflects new win performance in both Flavors and Fragrance compounds, price realization and more modest growth in the second quarter of 2011, that more than offset continued volume declines in Fragrance Ingredients. Overall, we would expect to see modest growth rates for the remainder of 2012. Consequently, there may be risk to achieving the low end of our long-term growth targets given the higher impact of the exit of low margin sales activities in Flavors, continued weakness in Fragrance Ingredients demand and a weaker economic environment, particularly in Western Europe. We expect our emerging markets will continue to be the primary drivers of LC growth.

Exchange rate fluctuations had a 300 basis points (bps) unfavorable impact on net sales for the second quarter, driven mainly by a weakening of the Euro versus the dollar. The effect of exchange rates can vary by business and region depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.

Gross margins improved versus the first quarter of 2012 and year-over-year, reflecting price realization, manufacturing efficiencies and moderation of increases in raw material costs when compared to the second quarter of 2011. We continue to experience a general easing year-over-year of raw material cost increases, although absolute raw material price levels remain at or near historical highs. Given the overall economic uncertainty and market volatility of our crop-related raw materials, it is challenging to predict their effects on gross margin trends. We will continue to pursue opportunities that would permit us to recover margins and offset the effects of the elevated raw material costs, including operational performance, pricing and mix enhancement.

As disclosed in Note 6 of the Notes to the Consolidated Financial Statements, on August 1, 2012, the Company reached an overall settlement with the Spanish tax authorities regarding the income tax deductions taken by its Spanish subsidiaries for the years 2004-2010. As a result of this settlement, the Company will record an aggregate after-tax charge of $72.4 million in the third quarter of 2012, consisting of (1) $58.5 million for the tax settlement of the 2004-2010 years and the expected assessment for the 2011 fiscal year and (2) $13.9 million for the additional accrual for uncertain tax positions for the 2002-2003 fiscal years. As a result of these charges, Net income and Earnings per share will be negatively impacted in the third quarter and second half of 2012.

FINANCIAL PERFORMANCE OVERVIEW

Leveraging our balanced portfolio of end-use product categories and geographic diversity, reported sales in the second quarter of 2012 increased slightly (approximately 1%) while increasing 4% in LC terms as the benefits associated with new win performance and price increases were largely offset by volume declines in Fragrance Ingredients. Flavors continued to achieve strong LC growth of 8% for the second quarter of 2012 despite the exit of low margin sales activities of approximately 1%. Our Fragrance business delivered flat LC growth, an improvement versus the previous four quarters. Fragrances performance reflects improved growth rates in our Fragrance Compounds categories, led by Functional Fragrances, that more than offset continued volume declines in Fragrance Ingredients. Overall, our second quarter 2012 results continued to be driven by our strong emerging market presence that represented 48% of sales and experienced 9% LC growth. From a geographic perspective, the Latin America (LA), North America (NOAM), and Greater Asia (GA) regions all delivered LC growth in 2012; led by LA, with 12% LC growth. LC sales in Europe, Africa and Middle East (EAME) increased slightly year-over-year as strong performance in Flavors was offset by double-digit declines in Fragrance Ingredients and volume declines in Fine Fragrance.

Operating profit increased $14.3 million to $132.3 million (18.3% of sales) in the 2012 second quarter compared to $118.0 million (16.5% of sales) in the comparable 2011 period. The three months ended June 30, 2011 included a restructuring charge of $4.0 million associated with a pension settlement with certain employees associated with the closure of our Drogheda facility in late 2010. Excluding the $4.0 million restructuring charge noted above, operating profit improved by 8% or $10.3 million as of June 30, 2012 compared to the prior year period. The year-over-year improvement in adjusted operating profit was driven by price realization, volume and mix improvements and manufacturing efficiency that more than offset the effects of increases in raw material costs (5%) and incentive compensation accruals.

Despite the near-term challenges and economic uncertainty we face in 2012, particularly in Western Europe, we continued to execute against our strategic priorities. Cost discipline and productivity gains across many parts of the business are funding continued investments in resources and capabilities to drive growth in emerging markets and ongoing investments in R&D and key technologies. In 2012, we expect capital spending to approximate 5% of sales as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations were $135.4 million or 9.5% of sales for the six months ended June 30, 2012 as compared to an inflow of $2.1 million or 0.2% of sales for the six months ended June 30, 2011. The increase in cash generation was primarily driven by the impact of lower incentive compensation payments and lower tax payments in 2012 compared to 2011, improved earnings as well as lower core working capital needs for trade receivables and inventories.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2012	2011	Change	2012	2011	Change

Net sales	$721,317	$715,589	1%	$1,431,933	$1,429,860	0%
Cost of goods sold	419,774	431,166	-3%	844,991	847,977	0%

Gross profit	301,543	284,423		586,942	581,883
Research and development (R&D) expenses	56,400	56,229	0%	113,809	113,685	0%
Selling and administrative (S&A) expenses	112,835	106,224	6%	218,249	212,843	3%

Restructuring and other charges, net	—	3,985	-100%	1,668	4,013	-58%

Operating profit	132,308	117,985		253,216	251,342
Interest expense	10,613	12,009	-12%	21,423	23,689	-10%
Other (income) expense, net	(845)	1,055	-180%	(1,088)	7,111	-115%

Income before taxes	122,540	104,921		232,881	220,542
Taxes on income	33,944	28,733	18%	63,230	60,311	5%

Net income	$88,596	$76,188	16%	$169,651	$160,231	6%

Diluted EPS	$1.08	$0.93	16%	$2.06	$1.96	5%

Gross margin	41.8%	39.7%	210.0	41.0%	40.7%	30.0
R&D as a percentage of sales	7.8%	7.9%	-10.0	7.9%	8.0%	-10.0
S&A as a percentage of sales	15.6%	14.8%	80.0	15.2%	14.9%	30.0
Operating margin	18.3%	16.5%	180.0	17.7%	17.6%	10.0
Adjusted operating margin (1)	18.3%	17.0%	130.0	17.8%	17.9%	-10.0
Effective tax rate	27.7%	27.4%	30.0	27.2%	27.3%	-10.0

Segment net sales
Flavors	$361,371	$345,407	5%	$711,258	$683,994	4%
Fragrances	359,946	370,182	-3%	720,675	745,866	-3%

Consolidated	$721,317	$715,589		$1,431,933	$1,429,860

(1)

Adjusted operating margin excludes Restructuring and other charges, net of $1.7 million for the six months ended June 30, 2012 and $4.0 million for each of the three and six month periods ended June 30, 2011.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2012 IN COMPARISON TO SECOND QUARTER 2011

Sales

Sales for the second quarter of 2012 totaled $721.3 million, an increase of 1% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 4% (and 5% excluding the effects of the exit of low margin sales activities), as new wins and the realization of price increases more than offset volume declines in Fragrance Ingredients. Overall LC growth was driven by 9% growth in emerging markets.

Flavors Business Unit

Flavor sales increased 5% during the second quarter of 2012 compared to the 2011 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 8% versus the prior year period. Excluding the impact of a 1% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 9%. The overall increase was driven by new wins, followed by the realization of price increases. On an end-use category basis, LC growth was led by double-digit growth in Beverages, followed by mid-single-digit gains in Sweet and Dairy. All categories benefited from new wins and realization of price increases. The Flavors business delivered LC growth in all regions, led by GA and NOAM. The improvement in GA sales was driven by double-digit gains in Dairy combined with high single-digit gains in all other categories. Sales in NOAM were led by record growth in Beverages and double-digit gains in Dairy that more than offset volume declines in Savory. LA LC growth of 6% was driven by double-digit gains in Sweet followed by high single-digit growth in Dairy. LC growth in EAME of 7% reflects high single-digit gains in Savory along with mid-single-digit growth in Beverages.

Fragrances Business Unit

The Fragrances business experienced a 3% decrease in reported sales while LC sales remained flat for the second quarter of 2012 when compared to the second quarter of 2011. New wins and the realization of price increases were more than offset by double-digit declines in Fragrance Ingredients. The year-over-year declines in EAME and NOAM were driven by double-digit declines in Fragrance Ingredients and weakness in Fine Fragrance. Our Fragrance Compounds categories saw LC sales grow 6% year-over-year compared to 19% declines in Fragrance Ingredients. Within Fragrance Compounds, double-digit growth in Beauty Care plus high single-digit growth in Fabric more than offset low single-digit decline in Fine Fragrance.

Sales performance by Region and Category

		% Change in Sales-Second Quarter 2012 vs. Second Quarter 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

NOAM	Reported	-6%	1%	-13%	-5%	8%	2%

EAME	Reported	-12%	1%	-29%	-11%	-1%	-7%
	Local Currency	-4%	8%	-24%	-5%	7%	0%

LA	Reported	27%	11%	-14%	15%	3%	10%
	Local Currency	29%	11%	-13%	16%	6%	12%

GA	Reported	9%	5%	-20%	2%	7%	5%
	Local Currency	11%	6%	-19%	3%	9%	7%

Total	Reported	0%	4%	-21%	-3%	5%	1%
	Local Currency	4%	7%	-19%	0%	8%	4%

•

NOAM Flavors sales were up 8% as a result of double-digit growth in Beverages. Excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced low double-digit growth. NOAM Fragrance sales were down 5% in the second quarter of 2012, principally due to double-digit volume declines in Fragrance Ingredients and to a lesser extent, lower volumes on existing business in Fine Fragrance. All categories realized pricing increases.

•

EAME Flavors LC sales growth was led by near double-digit growth in Savory and mid-single-digit growth in Beverages, both of which benefited from new wins and realization of price increases. EAME Fragrance LC sales were down 5% overall, driven mainly by sharp declines in Fragrance Ingredients and lower volumes on existing business in Fine Fragrance, which more than offset high single-digit gains in Functional Fragrance categories.

•

LA Flavors LC sales were up 6% as new wins and realization of price increases drove double-digit gains in the Sweet and high single-digit growth in Dairy end-use categories. LA Fragrances LC sales had substantial double-digit growth in both Fine & Beauty Care and Functional Fragrance categories, reflecting strong new win performance and realization of price increases that more than offset ongoing weakness in Fragrance Ingredients.

•

GA Flavors had 9% LC sales growth as all Flavors categories delivered high single- or double-digit gains driven by new win performance and pricing. Excluding the effects of the exit of low margin sales activities, GA Flavors sales experienced low double-digit growth. Both GA Fine & Beauty Care and Functional Fragrance benefited from strong win performance and price increases whereas Fragrance Ingredients continued to see substantial volume decline.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 210 bps to 58.2% in the second quarter of 2012 compared to 60.3% in the second quarter of 2011. The improvement versus last year was mainly driven by price realization, favorable sales mix and other margin recovery efforts, including manufacturing efficiencies. Overall, raw material costs increased approximately 5% on a year-over-year basis.

Research and Development (R&D) Expenses

Overall R&D expenses remained relatively comparable at 7.8% of sales in the second quarter of 2012 versus 7.9% in the second quarter of 2011, as additional investments in technology and innovation were primarily offset by the effects of a stronger dollar.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 80 bps to 15.6% in the second quarter of 2012 versus 14.8% in the second quarter of 2011. The increase in S&A expenses principally reflects planned spend in sales activities (mainly in emerging markets) to support our growth initiatives, higher incentive compensation and pension expenses, insurance deductibles and provision adjustments for allowances for doubtful accounts.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011
Segment profit:
Flavors	$80,633	$71,003
Fragrances	63,635	62,260
Global	(11,960)	(11,293)
Restructuring and other charges, net	—	(3,985)

Operating profit	$132,308	$117,985

Operating margin
Flavors	22.3%	20.6%
Fragrances	17.7%	16.8%
Consolidated	18.3%	16.5%

Flavors Segment Profit

Flavors segment profit totaled $80.6 million in the second quarter of 2012, or 22.3% as a percentage of sales, compared to $71.0 million, or 20.6% as a percentage of sales, in the comparable 2011 period. The improvement in segment profit and operating margin was driven by price realization, strong volume growth and favorable sales mix that more than offset higher raw material costs and investments in R&D, as well as the favorable impact of exiting certain low margin sales activities.

Fragrances Segment Profit

Fragrances segment profit totaled $63.6 million in the second quarter of 2012, or 17.7% as a percentage of sales, compared to $62.3 million, or 16.8% as a percentage of sales, in the comparable 2011 period. The improvement in segment profit and operating margin was due to price realization and ongoing cost discipline, along with other profit improvement efforts, including the Strategic Initiative that was announced in early 2012, that more than offset increases in raw material costs.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2012, Global expenses were $12.0 million compared to $11.3 million during the second quarter of 2011. The increase reflects higher pension costs and a slight increase in bad debt provisions.

Interest Expense

Interest expense decreased $1.4 million to $10.6 million in the second quarter of 2012 compared to the second quarter of 2011. The decrease in interest expense reflects lower levels of outstanding debt mainly due to long-term debt repayments in the second half of 2011. Average cost of debt was 4.9% for the 2012 three-month period compared 4.8% in 2011 three-month period.

Other (Income) Expense, Net

Other (income) expense, net improved by $1.9 million to $0.8 million of income in the second quarter of 2012 versus $1.1 million of expense in the comparable 2011 period. The improvement was largely driven by a $3.5 million improvement in realized and unrealized foreign exchange losses/gains on working capital that were partially offset by losses of $2.0 million associated with the Company’s deferred compensation plan assets.

Income Taxes

The effective tax rate for the three months ended June 30, 2012 was 27.7% compared with 27.4% for the three months ended June 30, 2011. The 2011 second quarter included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during that quarter that was partially offset by several items, including provision adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The 2012 second quarter includes a $4.7 million provision related to the second Spanish tax withholding cases and other provision adjustments on uncertain tax positions. The year-over-year increase also reflects the absence of an R&D tax credit in the U.S. during the second quarter of 2012.

FIRST SIX MONTHS OF 2012 IN COMPARISON TO FIRST SIX MONTHS OF 2011

Sales

Sales for the first six months of 2012 totaled $1.4 billion, essentially unchanged from the prior year period. Excluding foreign currency impacts, LC sales increased 2%, as new wins across both Flavors and Fragrance compounds and the realization of price increases more than offset volume declines in Fragrance Ingredients. Overall LC growth was driven by 6% growth in emerging markets.

Flavors Business Unit

Flavor sales increased 4% for the first six months of 2012 compared to the 2011 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 6% versus the prior year period. Excluding the impact of a decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased approximately 8%. The increase was driven by new wins with our customers, followed by the realization of price increases. On an end-use category basis, LC growth was led by double-digit gains in Beverages and mid-single-digit growth in Sweet. All of the Flavors categories benefited from new wins and realization of price increases. The Flavors business delivered LC growth in all regions, led by GA. The improvement in GA was driven by double-digit gains in Sweet, followed by mid-single-digit gains in Beverages and Dairy. The LC growth in EAME was driven by double-digit gains in Savory. Sales in NOAM were led by substantial double-digit gains in Beverages from new wins. LA LC growth of 5% was broad-based, led by Beverages.

Fragrances Business Unit

The Fragrances business experienced a 3% decrease in reported sales and a 1% decline in LC sales for the first six months of 2012 compared to the prior year period. New wins across Fragrance Compounds and the realization of price increases were more than offset by volume declines in existing business, most notably in Fragrance Ingredients and to a lesser extent Fine Fragrance. LA was by far the strongest region with LC growth of 9%. The strong LA growth reflects high double-digit gains in Beauty Care and Home Care categories. The remaining regions were all negatively impacted by sharp declines in Fragrance Ingredients, principally due to price-driven volume declines, and volume declines on existing business within Fine Fragrance.

Sales performance by Region and Category

		% Change in Sales-First Six Months 2012 vs. First Six Months 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

NOAM	Reported	-2%	1%	-6%	-2%	5%	2%

EAME	Reported	-11%	2%	-23%	-9%	-1%	-6%
	Local Currency	-6%	7%	-20%	-5%	5%	-1%

LA	Reported	15%	8%	-12%	9%	3%	7%
	Local Currency	16%	8%	-12%	9%	5%	8%

GA	Reported	2%	-2%	-22%	-4%	7%	3%
	Local Currency	3%	-2%	-23%	-4%	9%	4%

Total	Reported	-2%	2%	-17%	-3%	4%	0%
	Local Currency	1%	4%	-15%	-1%	6%	2%

•

NOAM Fragrance sales declined 2% in the first six months of 2012. The change reflects new win performance in Fragrance Compounds and increased prices that were more than offset by lower volumes in Fragrance Ingredients and Fine Fragrance. The growth in NOAM Flavors business was led by realization of price increases and significant new wins in the Beverages category and included a 3% negative effect of the exit of low margin sales activities.

•

EAME Fragrance sales in LC terms were down 5% overall, driven mainly by declines in Fragrance Ingredients and lower volumes on existing business in Fine Fragrance that more than offset strong growth in Fabric Care. Flavors LC sales growth was led by double-digit growth in Savory resulting from new wins and realization of price increases.

•

LA Flavors LC sales increased 5% as new wins and realization of price increases drove single-digit gains in the Savory and Beverages end-use categories. Fragrances LC sales had double-digit increases in Fine and Beauty Care and high single-digit increases in Functional Fragrances, reflecting strong new win performance and realization of price increases, which were partially offset by a double-digit decline in Fragrance Ingredients.

•

GA had 4% LC sales growth as double-digit gains in Sweet and single-digit growth in Savory and Beverages, driven by new win performance and pricing, were partially offset by double-digit declines in Fragrance Ingredients.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 30 bps to 59.0% in the first six months of 2012 compared to 59.3% in the first six months of 2011. The improvement versus last year reflects price realization, manufacturing efficiencies and favorable sales mix that more than offset higher raw material costs. Overall, raw material costs have increased approximately 7% on a year-over-year basis.

Research and Development (R&D) Expenses

Overall R&D expenses were relatively unchanged as a percentage of sales at 7.9% in the first six month of 2012 versus 8.0% in the first six months of 2011. R&D expenses were flat versus the prior year period as additional investments in technology and innovation were offset primarily by the effects of a stronger dollar.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 30 bps to 15.2% in the first six months of 2012 versus 14.9% in the first six months of 2011. The increase in S&A expenses were principally driven by planned spend in sales activities (mainly in emerging markets), higher incentive compensation and pension expenses, insurance deductibles and provision adjustments for allowance for doubtful accounts.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011
Segment profit:
Flavors	$160,313	$149,957
Fragrances	119,716	130,964
Global	(25,145)	(25,566)
Restructuring and other charges, net	(1,668)	(4,013)

Operating profit	$253,216	$251,342

Operating margin
Flavors	22.5%	21.9%
Fragrances	16.6%	17.6%
Consolidated	17.7%	17.6%

Flavors Segment Profit

Flavors segment profit totaled $160.3 million in the first six months of 2012, or 22.5% as a percentage of sales, compared to $150.0 million, or 21.9% as a percentage of sales, in the comparable 2011 period. The increase in profitability was mainly driven by new wins, the realization of price increases and sales growth and mix, that more than offset higher raw material costs and increased business development expenses to support growth.

Fragrances Segment Profit

Fragrances segment profit totaled $119.7 million in the first six months of 2012, or 16.6% as a percentage of sales, compared to $131.0 million, or 17.6% as a percentage of sales, in the comparable 2011 period. The decline in profit was driven by double-digit cost increases and lower sales volumes that were only partially offset by the realization of price increases and other margin improvement initiatives, including the Strategic Initiative that was announced in early 2012.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2012, Global expenses were $25.1 million compared to $25.6 million during the first six months of 2011. The decline principally reflects lower incentive compensation.

Restructuring and Other Charges, Net

Restructuring and other charges, net in 2012 and 2011 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Strategic Initiative started in the fourth quarter of 2011 and the European Rationalization Plan announced in the third quarter of 2009, respectively.

	Restructuring Charges
	Three months ended June 30,		Six months ended June 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Fragrances	$—	$3,985	$1,668	$4,013

In the aggregate, as of June 30, 2012, we have recorded expenses of $1.7 million to Restructuring and other charges, net relating to the Strategic Initiative. We do not anticipate any further charges related to this plan.

Interest Expense

Interest expense decreased $2.3 million to $21.4 million in the first six months of 2012 compared to the first six months of 2011. The decrease in interest expense reflects lower levels of outstanding debt mainly due to long-term debt repayments in the second half of 2011. Average cost of debt was 4.9% for the 2012 six-month period compared 4.8% in the six-month 2011 period.

Other (Income) Expense, Net

Other (income) expense, net improved by $8.2 million to $1.1 million of income in the first six months of 2012 versus $7.1 million of expense in the comparable 2011 period. The improvement was largely driven by favorable realized and unrealized foreign exchange losses/gains on working capital.

Income Taxes

The effective tax rate for the six months ended June 30, 2012 was 27.2% compared with 27.3% for the six months ended June 30, 2011. The six-month period ended June 30, 2011 period included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during the second quarter of 2011 that was partially offset by several items, including adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The six-month period ended June 30, 2012 period included a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries that was offset by $12.9 million of provisions related to the Spanish tax withholding cases and other reserve adjustments on uncertain tax positions. The year-over-year decrease also reflects a lower cost of repatriation during the six months ended June 30, 2012. Additionally, the lack of an R&D credit for the six-month period ended June 30, 2012 negatively impacted the effective tax rate for the period then ended.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $104.6 million at June 30, 2012 compared to $88.3 million at December 31, 2011, of which $77.5 million of the balance at June 30, 2012 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings in excess of current year earnings of our foreign subsidiaries because we intend and plan to reinvest the undistributed earnings indefinitely.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in the first six months of 2012 were $135.4 million compared to $2.1 million in the first six months of 2011, an improvement of $133.2 million. The cash flow impact associated with our core working capital (trade receivables, inventories and accounts payable) decreased $27.1 million compared to the first six months of 2011. The increase in operating cash flows versus the prior year period also reflects lower incentive compensation payments and tax related payments made in 2012 compared to 2011 (as a result of strong 2010 performance).

In the first six months of 2012, we received unfavorable decisions on three of the Spanish tax withholding cases that were previously under appeal and paid approximately $7.1 million (including estimated interest) in assessments during the period. We expect to pay the remainder, of approximately $11.7 million during 2012. In addition, as a result of the overall settlement reached with the Spanish tax authorities on August 1, 2012, as disclosed in Note 6 of the Notes to the Consolidated Financial Statements, the Company expects to make payments to the Spanish tax authorities of $105.7 million before the end of 2012. The Company expects to fund these payments by utilizing available cash from operations and/or available borrowings under the Company’s revolving credit facility as of the payment date.

Working capital (current assets less current liabilities) totaled $856.8 million at June 30, 2012 compared to $752.7 million at December 31, 2011. This increase in working capital reflects higher commercial activity versus the fourth quarter 2011, the effects of higher raw material costs on inventories along with the settlement of year-end payables and reduced short-term bank borrowings and overdrafts.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $53.8 million during the first six months of 2012 compared to $45.7 million in the first six month of 2011. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approximate 5% of our sales in 2012.

Net investing activities during the first six months of 2012 utilized $52.8 million compared to $45.7 million in the prior year period.

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES

Net financing activities in the first six months of 2012 used $64.3 million compared to proceeds of $34.0 million in the first six months of 2011. The increase in cash used for financing activities reflects reductions in bank borrowings and overdrafts as a result of the significant improvement in cash flow from operations versus the comparable 2011 period.

At June 30, 2012, we had $864.9 million of debt outstanding compared to $894.9 million outstanding at December 31, 2011.

We paid dividends totaling $50.2 million in 2012 and $43.3 million in 2011. We declared a cash dividend per share of $0.31 in the second quarter of 2012 payable on July 10, 2012 to all shareholders of record as of June 26, 2012. On July 24, 2012, the Company’s Board of Directors has authorized a 10% increase in the Company’s quarterly cash dividend to $0.34 per share payable on October 3, 2012 to all shareholders of record as of September 19, 2012.

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

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first six months of 2012 and 2011.

As of June 30, 2012 we had total borrowings under our revolving credit facility of $129.4 million. The amount which we are able to draw down under our credit facility is limited by financial covenants as described in more detail below. At June 30, 2012 we had a remaining overall borrowing capacity of $1,073.9 million. However, our drawdown capacity on the credit facility was limited to $883.6 million based on existing balances outstanding under the facility at June 30, 2012. The credit facility contains the most restrictive covenant of all of our debt and requires us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At June 30, 2012 we were in compliance with all financial and other covenants. At June 30, 2012 our Net Debt/adjusted EBITDA (1) was 1.34 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended June 30,
(DOLLARS IN MILLIONS)	2012	2011
Net income	$276.4	$292.8
Interest expense	42.3	47.6
Income taxes	109.6	104.5
Depreciation and amortization	75.0	76.4
Specified items (1)	44.4	7.3
Non-cash items (2)	13.6	—

Adjusted EBITDA	$561.3	$528.6

(1)

Specified items for the 12 months ended June 30, 2012 consist of $33.5 million related to the Mane patent litigation settlement, announced in December 2011, and $10.9 million of restructuring charges. Specified items for the 12 months ended June 30, 2011 consist of $7.3 million of restructuring charges.

(2)

Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	June 30,
(DOLLARS IN MILLIONS)	2012	2011
Total debt	$864.9	$983.7
Adjustments:
Deferred gain on interest rate swaps	(10.0)	(11.9)
Cash and cash equivalents	(104.6)	(123.4)

Net debt	$750.3	$848.4

As discussed in Note 11 to the Consolidated Financial Statements, at June 30, 2012, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

As discussed in Notes 6 and 11, we had Euro 95.0 million ($118.4 million) in bank guarantees outstanding as of June 30, 2012 related to the tax disputes in Spain. These amounts will be reduced once the payments pursuant to the settlement agreement and the withholding tax cases are made.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectation regarding improving business trends in 2012, the Company’s ability to capitalize on its strong emerging market presence, research and development pipeline, and profit improvement initiatives to capitalize on those trends, the Company’s expectations regarding the ultimate assessments that will be received for the 2011 fiscal year and the final resolution of the pending legal proceedings for the 2002-2003 fiscal years and the Company’s ability to execute, and its expectations regarding the final terms of, an agreement with the Spanish tax authorities for 2012 and future years. Accordingly, these forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission (“SEC”) filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012. In addition, with respect to the Company’s expectations regarding these statements, such risk factors include, but are not limited to:

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

•

uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies, including the final assessment for the Company’s Spanish subsidiaries’ 2011 tax return and appeal regarding the tax assessments for the 2002-2003 fiscal years, and the Company’s ability to execute an agreement with the Spanish tax authorities for the tax treatment of its Spanish operations in 2012 and future years on the terms and conditions contemplated;

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

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures which exclude restructuring charges (including costs associated with the Company’s European Rationalization Plan and costs associated with the 2011 Strategic Initiative). The Company also measures sales performance on a non-GAAP basis which eliminates the effects that result from translating its international sales in U.S. dollars (“local currency”). In addition, in certain cases, we have identified the effect of the strategic decision to exit certain low margin sales activities in order to provide comparable year-over-year analyses. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparative basis, of financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our core business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our core continuing business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts, restructuring charges include actual cash outlays; and we compensate for such limitations by presenting the accompanying reconciliation to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns, as well as allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed tax assessments on our Spanish subsidiaries in the amounts of Euro 21.8 million ($27.2 million) for the 2002-2003 fiscal years and Euro 62.8 million ($78.3 million) for the 2004-2006 fiscal years (including in each case estimated interest computed as of June 30, 2012). During 2007 and 2008, we filed appeals against the tax assessments and related capital tax and tax avoidance claims arising from the audits of fiscal years 2002-2003 with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010 and 2011, we filed appeals for judicial review with the Spanish National Appellate Court. During 2011, we filed an appeal with the TEAC against the tax assessment and claims arising from the audit of fiscal years 2004-2006. The Spanish National Appellate Court has not yet ruled on the 2002-2003 appeal.

On August 1, 2012 we reached an overall settlement with the Spanish tax authorities regarding the income tax deductions taken by its Spanish subsidiaries for the years 2004-2010. Pursuant to the settlement, the Company and the Spanish tax authorities agreed to settle all disputes and claims arising from the Company’s Spanish subsidiaries’ tax returns for the 2004-2010 fiscal years in exchange for an agreed-upon payment of Euro 86.0 million ($105.7 million), in the aggregate, before the end of 2012. In connection with the settlement on August 1, 2012, we withdrew our appeal against the tax assessment and the other claims arising from the audit of fiscal years 2004-2006. The settlement agreement does not address the Spanish tax authorities’ claims relating to similar tax deductions taken in the tax returns filed for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. The Company intends to continue to appeal these claims. The settlement agreement also does not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 tax return was filed in late July 2012 and has not yet been audited. However, based on the settlement reached for 2004-2010, the Company’s Spanish subsidiaries expect to receive an assessment for 2011 on a basis consistent with the 2004-2010 settlement.

As previously discussed, in 2012, the Company realigned its business operations in Spain and the Netherlands. As part of the overall settlement, the Company and the Spanish tax authorities have also preliminarily agreed upon the key principles to be incorporated into an agreement that will establish the tax basis for the Company’s activities in Spain for 2012 and future years. The Company expects to formalize this agreement prior to the end of 2012.

The tax authorities are also alleging claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. At June 30, 2012 the aggregate amount for these matters was Euro 9.1 million ($11.4 million). Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. We intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, which are at different stages of administrative and judicial review, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. At June 30, 2012, the aggregate amount of the dividend withholding tax controversies was Euro 12.4 million ($15.5 million) (including estimated interest). During the first quarter of 2012, the Spanish Supreme Court heard three of these dividend withholding cases and upheld an unfavorable ruling we had previously received from the lower court in the amount of Euro 8.2 million ($10.2 million) (including estimated interest), of which $7.1 million was paid during the second quarter. In April 2012, the Spanish Supreme Court upheld a second unfavorable ruling we had received from the lower court in the amount of Euro 2.5 million ($3.1 million) (including estimated interest) and overturned a favorable ruling we had received from the lower court in the third case, relating to an amount in controversy of Euro 4.1 million ($5.1 million) (including estimated interest), which the Spanish tax authorities had appealed.

If any of the Company’s pending tax assessments are ultimately resolved against the Company, the resulting assessments could have a material impact on its results of operations and cash flows in a particular period.

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

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of our liability insurers pursuant to which defense costs and indemnity amounts payable by us in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 8, 2012	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	August 8, 2012	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase