Form 10-Q
period 2012-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2012-11-06
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding as of October 23, 2012: 81,565,501

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$97,181	$88,279
Trade receivables (net of allowances of $8,375 and $5,831, respectively)	534,758	472,346
Inventories: Raw materials	263,963	248,050
Work in process	6,465	6,992
Finished goods	277,248	289,397

Total Inventories	547,676	544,439
Deferred income taxes	55,966	54,054
Prepaid expenses and other current assets	153,383	158,102

Total Current Assets	1,388,964	1,317,220

Property, plant and equipment, at cost	1,495,298	1,432,094
Accumulated depreciation	(875,381)	(824,029)

	619,917	608,065

Goodwill	665,582	665,582
Other intangible assets, net	38,206	42,763
Deferred income taxes	157,629	152,118
Other assets	189,607	179,833

Total Assets	$3,059,905	$2,965,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$226,722	$116,688
Accounts payable	160,956	208,759
Accrued payroll and bonus	61,107	42,229
Dividends payable	27,608	25,086
Restructuring and other charges	4,171	10,198
Other current liabilities	172,346	161,606

Total Current Liabilities	652,910	564,566

Long-term debt	676,958	778,248
Deferred gains	45,584	47,855
Retirement liabilities	315,391	315,633
Other liabilities	118,252	151,872

Total Other Liabilities	1,156,185	1,293,608

Commitments and Contingencies (Note 11)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of September 30, 2012 and December 31, 2011; and outstanding 81,558,970 and 80,921,208 shares as of September 30, 2012 and December 31, 2011	14,470	14,470
Capital in excess of par value	126,993	128,631
Retained earnings	2,800,927	2,692,893
Accumulated other comprehensive loss	(361,697)	(375,309)
Treasury stock, at cost - 34,202,870 shares as of September 30, 2012 and 34,840,632 shares as of December 31, 2011	(1,333,469)	(1,356,273)

Total Shareholders’ Equity	1,247,224	1,104,412

Noncontrolling interest	3,586	2,995

Total Shareholders’ Equity including noncontrolling interest	1,250,810	1,107,407

Total Liabilities and Shareholders’ Equity	$3,059,905	$2,965,581

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$708,955	$713,775	$2,140,888	$2,143,635

Cost of goods sold	407,431	435,400	1,252,422	1,283,377
Research and development expenses	57,658	53,637	171,467	167,322
Selling and administrative expenses	109,691	96,783	327,942	309,626
Restructuring and other charges, net	—	(645)	1,668	3,368
Interest expense	9,907	10,280	31,330	33,969
Other expense, net	2,424	5,846	1,333	12,957

Income before taxes	121,844	112,474	354,726	333,016
Taxes on income	105,481	30,233	168,710	90,544

Net income	16,363	82,241	186,016	242,472

Other comprehensive income, after tax:
Foreign currency translation adjustments	26,228	(58,741)	2,169	(19,848)
Gains (losses) on derivatives qualifying as hedges	(3,940)	5,403	(1,506)	3,972
Pension and postretirement net liability adjustment	4,178	2,670	12,949	10,380

Other comprehensive income	26,466	(50,668)	13,612	(5,496)

Total comprehensive income	$42,829	$31,573	$199,628	$236,976

Net income per share - basic	$0.20	$1.01	$2.28	$3.00

Net income per share - diluted	$0.20	$1.00	$2.26	$2.96

Average number of shares outstanding - basic	81,246	80,644	81,241	80,381

Average number of shares outstanding - diluted	81,898	81,628	81,984	81,422

Dividends declared per share	$0.34	$0.31	$0.96	$0.85

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$186,016	$242,472
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	56,332	56,245
Deferred income taxes	(13,830)	25,672
Gain on disposal of assets	(2,243)	(2,365)
Stock-based compensation	15,363	16,667
Pension settlement/curtailment	874	3,583
Spanish tax charge	72,362	—
Payments pursuant to Spanish tax settlement	(105,503)	—
Changes in assets and liabilities:
Trade receivables	(66,364)	(71,928)
Inventories	(3,751)	(6,949)
Accounts payable	(33,652)	(18,987)
Accruals for incentive compensation	14,927	(48,519)
Other current payables and accrued expenses	29,095	(57,524)
Other assets	(20,087)	(35,352)
Other liabilities	13,366	13,711

Net cash provided by operating activities	142,905	116,726

Cash flows from investing activities:
Additions to property, plant and equipment	(84,176)	(74,743)
Purchase of insurance contracts	(1,127)	(1,733)
Maturity of net investment hedges	1,960	(2,220)
Proceeds from disposal of assets	223	469

Net cash used in investing activities	(83,120)	(78,227)

Cash flows from financing activities:
Cash dividends paid to shareholders	(75,458)	(65,174)
Net change in revolving credit facility borrowings and overdrafts	8,376	83,292
Repayments of long-term debt	—	(100,000)
Proceeds from issuance of stock under stock-based compensation plans	7,664	14,319
Excess tax benefits on stock-based payments	6,920	5,223

Net cash used in financing activities	(52,498)	(62,340)

Effect of exchange rate changes on cash and cash equivalents	1,615	(208)

Net change in cash and cash equivalents	8,902	(24,049)
Cash and cash equivalents at beginning of year	88,279	131,332

Cash and cash equivalents at end of period	$97,181	$107,283

Interest paid	$46,689	$53,475

Income taxes paid (1)	$163,767	$60,171

(1)	The 2012 amount includes $105.5 million pursuant to the Spanish tax settlement (see Note 6).

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations and liquidity and capital resources included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end date. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “the Registrant”, “IFF,” “the Company,” “we”, “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year’s Consolidated Balance Sheet to conform to the 2012 presentation.

For the nine months ended September 30, 2011, the Company reclassified $2.8 million in the Consolidated Statement of Cash Flows from Stock-based compensation to Changes in Other liabilities related to the portion of Stock-based compensation that is settled in cash. There were no changes to the balance sheet, cash flows from operations, net income or shareholders’ equity as a result of this reclassification in the respective 2011 period. In addition, the Company has revised its Consolidated Balance Sheet as of December 31, 2011 to reflect $2.1 million of allowance for doubtful accounts which had previously been netted against gross trade receivables. As a result, both gross trade accounts receivable and the related allowance for doubtful accounts increased by $2.1 million, resulting in no change to Trade receivables, net of allowances.

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

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2012	2011	2012	2011
Basic	81,246	80,644	81,241	80,381
Assumed dilution under stock plans	652	984	743	1,041

Diluted	81,898	81,628	81,984	81,422

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 132,200 and 78,000 shares in the aggregate were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted net income per share since the impact was anti-dilutive.

The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of September 30, 2012 and 2011 was immaterial (approximately 0.6% of the total number of common shares outstanding as of September 30, 2012 and 2011). Net income allocated to such PRS was $0.1 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively and $1.2 million and $1.5 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Strategic Initiative

In the fourth quarter of 2011, the Company recorded a $9.8 million charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It also entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across our Fragrances, Flavors and corporate functions. The Company recorded an additional net charge of $1.7 million during the nine months ended September 30, 2012, which relate to amounts recorded during the first quarter of 2012. The charge for the nine-month period is principally attributable to changes in the actual employee positions that were eliminated and adjustments to reflect the actual costs based on the final agreements with affected employees. There are no additional charges expected for this plan.

Changes in restructuring liabilities during the nine months ended September 30, 2012 related to these plans were as follows:

	Employee-Related
(DOLLARS IN THOUSANDS)	Strategic Initiative	European Rationalization	Total
Balance December 31, 2011(1)	$9,781	$993	$10,774
Additional charges, net	1,668	—	1,668
Payments and other costs	(7,737)	(341)	(8,078)

Balance September 30, 2012(1)	$3,712	$652	$4,364

(1)

$0.2 million and $0.6 million of the remaining employee-related liability is classified in Other liabilities as of September 30, 2012 and December 31, 2011, respectively, in the Consolidated Balance Sheet.

Note 4. Other Intangible Assets, Net:

Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(127,200)	(122,643)

Total	$38,206	$42,763

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for each of the three months ended September 30, 2012 and 2011 was $1.5 million and amortization expense for each of the nine months ended September 30, 2012 and 2011 was $4.6 million. Annual amortization is expected to be $6.1 million for years 2012 through 2013 and $4.7 million for years 2014 through 2016.

Note 5. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2012	December 31, 2011
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Credit facilities	1.45%	2016	164,890	157,483
Bank overdrafts and other		2012	4,279	1,488
Deferred realized gains on interest rate swaps			9,511	10,965

			903,680	894,936
Less: Current portion of long-term debt			(226,722)	(116,688)

			$676,958	$778,248

Note 6. Income Taxes:

At September 30, 2012, we had $34.6 million of unrecognized tax benefits recorded in Other liabilities and $4.5 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

For the nine months ended September 30, 2012, the Company reduced its accrual for interest and penalties by $(5.4) million, net, principally due to payments made pursuant to the Spanish tax settlement, as discussed below. At September 30, 2012, the Company had accrued interest and penalties of $7.3 million classified in Other liabilities.

From time to time we repatriate a portion of current earnings from non–U.S. subsidiaries. We do not reserve for additional taxes on that portion of undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries to fund local operations and/or capital projects. However, if we were to elect to repatriate these amounts, we would generate U.S. taxable income, depending on the amounts to be repatriated and from which country.

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 11.

Prior to and during the third quarter, the most significant income tax disputes in which the Company was involved related to various income tax assessments imposed by the Spanish tax authorities against the Company’s Spanish subsidiaries. As a result of tax audits for the 2002-2003 and the 2004-2006 fiscal years, the Spanish tax authorities had challenged certain tax positions taken in the Spanish subsidiaries’ tax returns and imposed assessments of Euro 22.0 million ($28.3 million) including estimated interest through September 30, 2012 and Euro 62.8 million ($78.3 million), including interest, prior to the August 1, 2012 settlement as discussed below. In addition, as the challenged income tax positions had also been taken by the Spanish subsidiaries for the 2007-2011 fiscal years, the Company was subject to similar challenges for those subsequent periods.

On August 1, 2012, the Company reached an overall settlement with the Spanish tax authorities regarding the income tax deductions taken by its Spanish subsidiaries for the 2004-2010 years. Pursuant to the settlement, the Company and the Spanish tax authorities agreed to settle all disputes and claims arising from the Company’s Spanish subsidiaries’ income tax returns for the 2004-2010 fiscal years in exchange for an agreed-upon payment of Euro 86.0 million ($105.7 million), in the aggregate. During the third quarter, the Company made payments totaling Euro 84.0 million ($105.5 million based exchange rates at the respective payment dates), pursuant to the settlement. The Company expects to pay the remaining amounts in the fourth quarter of 2012. As part of the overall settlement, the Company and the Spanish tax authorities also preliminarily agreed upon the key principles to be incorporated into a multi-year agreement that will establish the tax basis for the Company’s activities in Spain beginning in 2012. The terms and conditions of the proposed agreement, which are expected to be finalized in the fourth quarter of 2012, are not expected to have a material impact on the Company’s effective tax rate for the 2012 fiscal year.

The settlement agreement did not address the income tax returns filed for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process, and the Company intends to continue to challenge these assessments. In addition, the settlement agreement did not address the 2011 fiscal year, as the Spanish subsidiaries’ 2011 tax return was not filed until late July 2012. Based on the tax settlement, the Company increased its liabilities for uncertain tax positions for years not settled.

Based on the tax settlement, the Company recorded an after-tax charge in the third quarter of 2012 of $72.4 million, which included $56.0 million related to the tax settlement of the 2004-2010 period and the increased liabilities for uncertain tax positions of $16.4 million for years not settled.

In order to proceed with its appeals of the tax assessments for the 2002-2003 fiscal years and the 2004-2006 fiscal years, the Company was required to post bank guarantees. As of September 30, 2012, the Company had posted bank guarantees of Euro 21.6 million ($27.8 million) associated with the 2002-2003 appeals. As a result of the settlement payments made during the third quarter 2012, the Company reduced, during the period, the amount of outstanding bank guarantees related to the 2004-2006 fiscal years by Euro 60.1 million ($77.4 million) and expects to reduce its bank guarantees by an additional Euro 1.5 million ($1.9 million) upon payment of the final amounts due pursuant to the tax settlement.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. At September 30, 2012, the aggregate amount of these dividend withholding controversies was Euro 18.7 million ($24.0 million), including estimated interest, for which the Company is fully reserved. During the first nine months of 2012, the Company received unfavorable decisions on the first three cases and recorded charges (including estimated interest) aggregating $14.3 million ($12.4 million after-tax), of which $8.4 million is reflected in income taxes payable at September 30, 2012. The Company made total payments of $10.6 million during the nine months ended September 30, 2012, and expects to make an additional $2.1 million payment by the end of 2012. As of September 30, 2012, the Company had posted remaining bank guarantees of Euro 9.6 million ($12.3 million) in order to proceed with these appeals. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. As of September 30, 2012, the Company’s liability for uncertain tax positions arising from the Spanish withholding tax controversies was $3.6 million in the aggregate.

As of September 30, 2012, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, is $46.4 million, which includes $23.3 million associated with the tax deductions taken by our Spanish subsidiaries, $3.6 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

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

The effective tax rate for the three months ended September 30, 2012 was 86.6% (substantially driven by the Spanish tax settlement) compared with 26.9% for the three months ended September 30, 2011. The effective tax rate for 2012 third quarter includes a $72.4 million charge based on the overall Spanish tax settlement as discussed above. In addition, as part of the overall settlement, the Company and the Spanish tax authorities have also preliminarily agreed upon the key principles to be incorporated into an agreement that will establish the tax basis for the Company’s activities in Spain for 2012 and future years and accordingly, in the third quarter of 2012 the Company recorded an adjustment of $2.6 million to increase accrued income taxes. The period-over-period increase also reflects the absence of an R&D tax credit in the U.S. during the third quarter of 2012 as compared to the 2011 period.

The effective tax rate for the nine months ended September 30, 2012 was 47.6% (substantially driven by the Spanish tax settlement) compared with 27.2% for the nine months ended September 30, 2011. The effective tax rate for the 2012 nine month period includes a $72.4 million charge based on the overall Spanish tax settlement comprised as discussed above. The nine month period ended September 30, 2012 also includes a $10.6 million benefit due to a corporate restructuring charge of certain of our foreign subsidiaries that was offset by $14.3 million of provisions related to the Spanish dividend withholding tax cases and other reserve adjustments on uncertain tax positions. The 2011 period included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during the third quarter of 2011 that was partially offset by several items, including approximately $3.0 million related to adjustments on uncertain tax positions and a favorable mix in earnings and remittances.

Note 7. Stock Compensation Plans:

The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSU’s”), stock options, SSAR’s and Long-Term Incentive Plan (“LTIP”) awards; liability-based awards outstanding under the plans are Cash-settled RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Equity-based awards	$4,091	$3,578	$15,363	$16,667
Liability-based awards	779	(34)	2,350	2,789

Total stock-based compensation expense	4,870	3,544	17,713	19,456
Less: tax benefit	(1,511)	(1,097)	(5,546)	(6,332)

Total stock-based compensation expense, after tax	$3,359	$2,447	$12,167	$13,124

Note 8. Segment Information:

The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income.

The Global caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three months Ended September 30,		Nine months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Net sales:
Flavors	$340,674	$340,610	$1,051,932	$1,024,604
Fragrances	368,281	373,165	1,088,956	1,119,031

Consolidated	$708,955	$713,775	$2,140,888	$2,143,635

Segment profit:
Flavors	$76,145	$71,162	$236,458	$221,119
Fragrances	65,331	58,673	185,049	189,635
Global	(7,301)	(1,880)	(32,450)	(27,444)
Restructuring and other charges, net	—	645	(1,668)	(3,368)

Operating profit	134,175	128,600	387,389	379,942
Interest expense	(9,907)	(10,280)	(31,330)	(33,969)
Other expense, net	(2,424)	(5,846)	(1,333)	(12,957)

Income before taxes	$121,844	$112,474	$354,726	$333,016

The 2011 amounts have been conformed to the 2012 presentation.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2012 and 2011 were $171 million and $169 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $506 million and $498 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2012 and 2011 were $538 million and $545 million, respectively and for each of the nine months ended September 30, 2012 and 2011 were $1.6 billion. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$938	$975	$2,815	$2,702
Interest cost on projected benefit obligation	6,002	6,266	18,005	18,280
Expected return on plan assets	(6,041)	(6,264)	(18,124)	(18,803)
Net amortization and deferrals	4,913	3,270	14,738	8,915
Loss due to curtailments	—	—	—	444

Net periodic benefit cost	5,812	4,247	17,434	11,538
Defined contribution and other retirement plans	1,651	675	5,515	4,333

Total expense	$7,463	$4,922	$22,949	$15,871

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$3,064	$2,601	$9,422	$7,825
Interest cost on projected benefit obligation	7,560	8,289	23,144	25,333
Expected return on plan assets	(9,813)	(11,141)	(32,701)	(33,830)
Net amortization and deferrals	1,589	1,294	4,810	3,999
Loss due to settlements and special terminations	—	—	874	3,877

Net periodic benefit cost	2,400	1,043	5,549	7,204
Defined contribution and other retirement plans	1,150	1,065	3,479	3,852

Total expense	$3,550	$2,108	$9,028	$11,056

The Company expects to contribute $15 - $20 million to its qualified U.S. pension plans and $15 - $20 million to its non-U.S. pension plans during 2012. In the three and nine months ended September 30, 2012, no contributions were made to the qualified U.S. pension plans. For the three and nine months ended September 30, 2012, $4.1 million and $12.2 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2012, $1.0 million and $3.0 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Service cost for benefits earned	$341	$368	$1,023	$884
Interest cost on projected benefit obligation	1,447	1,487	4,341	4,396
Net amortization and deferrals	(361)	(571)	(1,083)	(1,914)

Total postretirement benefit expense	$1,427	$1,284	$4,281	$3,366

The Company expects to contribute approximately $6 million to its postretirement benefits other than pension plans during 2012. In the three and nine months ended September 30, 2012, $1.3 million and $3.9 million of contributions were made, respectively.

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

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2012.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$97,181	$97,181	$88,279	$88,279
Credit facilities and bank overdrafts (2)	169,169	169,169	158,971	158,971
Long-term debt: (3)
Senior notes - 2007	500,000	629,543	500,000	617,000
Senior notes - 2006	225,000	246,689	225,000	250,000

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

During the third quarter of 2010, we entered into two three-year interest rate swap agreements effectively converting the fixed rate on our long term borrowings to a variable short-term rate based on the LIBOR plus an interest mark-up. These swaps are designated as fair value hedges. Amounts recognized in Interest expense have been immaterial for the three and nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net investment in our European subsidiaries from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the nine months ended September 30, 2012. The outstanding forward currency contracts have remaining maturities of less than one year.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with changes in the EUR/USD exchange rate attributable to forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency subsidiaries. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2012 and December 31, 2011:

(DOLLARS IN THOUSANDS)	September 30, 2012	December 31, 2011
Forward currency contracts	$145,373	$147,078
Interest rate swaps	$100,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$2,150	$2,031	$4,181
Interest rate swaps	447	—	447

	$2,597	$2,031	$4,628

Derivative liabilities (b)
Foreign currency contracts	$3,850	$1,325	$5,175

	December 31, 2011
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$9,333	$5,473	$14,806
Interest rate swaps	286	—	286

	$9,619	$5,473	$15,092

Derivative liabilities (b)
Foreign currency contracts	$(3,368)	$(2,054)	$(5,422)

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	For the three months ended September 30,
	2012	2011

Foreign currency contracts	$(1,073)	$4,720	Other expense, net

	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	For the nine months ended September 30,
	2012	2011

Foreign currency contracts	$5,010	$(10,130)	Other expense, net

Most of these net gains or losses offset any recognized gains or losses arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the three months ended September 30,			For the three months ended September 30,
	2012	2011		2012	2011

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$404	$73	Other expense, net	$(719)	$(655)
Forward currency contracts	(4,351)	5,329	Cost of goods sold	1,720	(1,217)

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	(381)	1,972	N/A	—	—

Total	$(4,328)	$7,374		$1,001	$(1,872)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the nine months ended September 30,			For the nine months ended September 30,
	2012	2011		2012	2011

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$1,437	$743	Other expense, net	$(2,093)	$(1,742)
Forward currency contracts	(3,028)	3,202	Cost of goods sold	2,680	(3,837)

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	(68)	(441)	N/A	—	—

Total	$(1,659)	$3,504		$587	$(5,579)

(1)	Ten year swap executed in 2003

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2012 and 2011. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2012 and 2011.

The Company expects that approximately $2.5 million (net of tax) of derivative gains included in AOCI at September 30, 2012, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Commitments and Contingencies:

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which have been issued in connection with governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At September 30, 2012, the Company had bank guarantees and standby letters of credit aggregating $90.7 million with various financial institutions. Of this amount, Euro 32.7 million ($42.0 million) in bank guarantees were related to governmental requirements for income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above aggregate amount is a total of $25.3 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment, and certain other assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. The remaining bank guarantees and standby letters of credit were granted primarily in the ordinary course of business. The total value of outstanding guarantees decreased by $77.4 million during the third quarter, principally as a result of payments attributable to the Spanish tax settlement. There were no material amounts utilized under the standby letters of credit as of September 30, 2012. As required under Brazilian law, in order to challenge the assessments in the Brazilian cases, the Company, as of September 30, 2012, pledged $20.1 million of assets, principally property, plant and equipment.

Lines of Credit

The Company has various lines of credit (in addition to the credit facility - see Note 5) which are available to support its ongoing business operations. At September 30, 2012, we had available lines of credit of $71.5 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2012.

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

While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on its financial condition, results of operations or cash flows. This assessment is based upon, among other things, the involvement of other PRPs at most sites, the status of the proceedings, including various settlement agreements and consent decrees, the extended time period over which payments will likely be made and an agreement reached in July 1994 with three of the Company’s liability insurers pursuant to which defense costs and indemnity amounts payable by the Company in respect of the sites will be shared by the insurers up to an agreed amount. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other Contingencies

The Company has contingencies in various jurisdictions in which it operates pertaining to such items as value-added taxes, capital and other indirect taxes, customs and duties and sales and use taxes, the most significant existing in Spain and Brazil. The Spanish tax authorities are alleging claims for a capital tax in a case arising from similar facts as the income tax cases (discussed in further detail in Note 6) related to income tax deductions taken in the Spanish subsidiaries tax returns. The Company has recorded provisions only in those cases where the loss is both probable and estimable. Due to the extended period of time to proceed through the judicial process and the fact that the majority of the underlying positions under dispute had either no ruling or favorable rulings to date, the Company cannot reasonably estimate a range of possible loss for the majority of the Brazilian matters. With respect to the Spanish capital tax assessment and Brazilian tax matters, the Company intends to vigorously defend, and believes that it has valid defenses for, its underlying positions under dispute.

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

As part of our strategic emphasis on profitable growth, since late 2011 we have begun to exit certain low margin sales activities in Flavors and will continue to do so over the next few quarters. Accordingly, we expect this to result in increased operating margins.

Local currency (LC) sales growth during the third quarter of 2012 was 5% (-1% on a reported basis, net of currency impacts as described below, or 7% on a like-for-like basis, excluding the effects of the exit of low margin sales activities). The mid single digit LC growth reflects new win performance in both Flavors and Fragrance Compounds, price realization and lower volume declines on existing business that collectively more than offset continued volume declines in Fragrance Ingredients, principally related to commodity products. Overall, we would expect to see similar growth rates in the fourth quarter of 2012 to those seen in the last two quarters. There still may be risk to achieving the low end of our long-term growth targets given the weaker economic environment, particularly in Western Europe, the higher impact of the exit of low margin sales activities in Flavors and the volatility in Fragrance Ingredients demand principally related to commodity products. We expect our emerging markets will continue to be the primary drivers of LC growth.

Exchange rate fluctuations had a 600 basis points (bps) unfavorable impact on net sales for the third quarter, driven mainly by a weakening of the Euro versus the dollar versus the prior year quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.

Gross margins improved versus the second quarter of 2012 and the year-over-year rate of improvement accelerated in the third quarter. The improvement reflects strong innovation, improved sales mix, price realization, manufacturing efficiencies, benefits associated with the exit of low margin sales activities and a moderation of the rate of increases in raw material costs (mainly in Fragrances) when compared to the third quarter of 2011. While we are seeing a general easing year-over-year of raw material cost increases, the absolute raw material price levels remain at or near historical highs. Given the overall economic uncertainty and market volatility of our crop-related raw materials, it is challenging to predict their effects on gross margin trends. We intend to continue to take actions to enable us to recover margins and offset the effects of elevated raw material costs, including operational performance, pricing and mix enhancement.

FINANCIAL PERFORMANCE OVERVIEW

Reported sales in the third quarter of 2012 decreased approximately 1%. In LC terms, sales increased 5% as a result of our broad and diverse portfolio of end-use product categories and geographies as the benefits associated with new win performance, price increases, and lower volume declines on existing business were largely offset by sales declines in Fragrance Ingredients principally related to commodity products. Flavors continued to achieve strong LC growth of 6% for the third quarter of 2012 (or 9% on a like-for-like basis, excluding the effects of the exit of low margin sales activities). Our Fragrance business achieved LC growth of 5%, an improvement versus flat LC sales growth in the second quarter of 2012. Fragrances performance reflects new win performance and lower volume declines on existing business in our Fragrance Compounds categories, led by Fine & Beauty Care, that more than offset continued declines in Fragrance Ingredients principally related to commodity products. Overall, our third quarter 2012 results continued to be driven by our strong emerging market presence that represented 47% of sales and experienced 10% LC growth. From a geographic perspective, the Latin America (LA), Europe, Africa and Middle East (EAME), and Greater Asia (GA) regions all delivered LC growth in 2012, led by LA, with 11% LC growth. LC sales in North America (NOAM) decreased slightly quarter-over-quarter as strong performance in Flavors and Fragrance Compounds was more than offset by double-digit declines in Fragrance Ingredients principally related to commodity products and the impact of the exit of low margin sales activities in Flavors.

Operating profit increased $5.6 million to $134.2 million (18.9% of sales) in the 2012 third quarter compared to $128.6 million (18.0% of sales) in the comparable 2011 period. The three months ended September 30, 2011 included a reversal of a restructuring charge of $0.6 million associated with a pension settlement with certain employees associated with the closure of our Drogheda facility in late 2010. Excluding the $0.6 million restructuring charge reversal, adjusted operating profit improved by 5% or $6.2 million as of September 30, 2012 compared to the prior year period. The quarter-over-quarter improvement in adjusted operating profit was driven by new wins, mix improvements, price realization, lower volume declines on existing business and manufacturing efficiency that collectively more than offset the effects of increases in raw material costs (2%) and incentive compensation accruals.

Net income decreased by approximately $65.9 million quarter-over-quarter, primarily as a result of the Spanish tax charge disclosed in Note 6 of the Notes to the Consolidated Financial Statements. Based on this settlement, the Company recorded an aggregate after-tax charge of $72.4 million in the third quarter of 2012, consisting of (1) $56.0 million related to the tax settlement of the 2004-2010 years and (2) $16.4 million for the increased liabilities for uncertain tax positions for years not settled. Excluding the 2012 Spanish tax charge of $72.4 million and the net reversal of a restructuring charge of $0.6 million in 2011, adjusted net income during the third quarter 2012 increased by 9% or $7.2 million to $88.8 million.

Despite the near-term challenges and economic uncertainty we face in 2012, particularly in Western Europe, we continued to execute against our strategic priorities during the third quarter of 2012. Cost discipline and productivity gains across many parts of the business are expected to continue funding investments in resources and capabilities to continue driving growth in emerging markets and ongoing investments in R&D and key technologies. In 2012, we expect capital spending to approximate 5% of sales as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations for the nine months ended September 30, 2012 were $142.9 million or 6.7% of sales, reflecting an outflow of cash of $105.5 million associated with the Spanish tax settlement and a $248.4 million inflow of cash from our ongoing operations, compared to cash inflow from operations of $116.7 million or 5.4% of sales for the nine months ended September 30, 2011.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2012	2011	Change	2012	2011	Change

Net sales	$708,955	$713,775	-1%	$2,140,888	$2,143,635	0%
Cost of goods sold	407,431	435,400	-6%	1,252,422	1,283,377	-2%

Gross profit	301,524	278,375		888,466	860,258
Research and development (R&D) expenses	57,658	53,637	7%	171,467	167,322	2%
Selling and administrative (S&A) expenses	109,691	96,783	13%	327,942	309,626	6%

Restructuring and other charges, net	—	(645)	-100%	1,668	3,368	-50%

Operating profit	134,175	128,600		387,389	379,942
Interest expense	9,907	10,280	-4%	31,330	33,969	-8%
Other expense, net	2,424	5,846	-59%	1,333	12,957	-90%

Income before taxes	121,844	112,474		354,726	333,016
Taxes on income	105,481	30,233	249%	168,710	90,544	86%

Net income	$16,363	$82,241	-80%	$186,016	$242,472	-23%

Diluted EPS	$0.20	$1.00	-80%	$2.26	$2.96	-24%

Gross margin	42.5%	39.0%	350.0	41.5%	40.1%	140.0
R&D as a percentage of sales	8.1%	7.5%	60.0	8.0%	7.8%	20.0
S&A as a percentage of sales	15.5%	13.6%	190.0	15.3%	14.4%	90.0
Operating margin	18.9%	18.0%	90.0	18.1%	17.7%	40.0
Adjusted operating margin (1)	18.9%	17.9%	100.0	18.2%	17.9%	30.0
Effective tax rate	86.6%	26.9%	5,970.0	47.6%	27.2%	2,040.0

Segment net sales
Flavors	$340,674	$340,610	0%	$1,051,932	$1,024,604	3%
Fragrances	368,281	373,165	-1%	1,088,956	1,119,031	-3%

Consolidated	$708,955	$713,775		$2,140,888	$2,143,635

(1)

Adjusted operating margin excludes Restructing and other changes, net of $1.7 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively, and a $0.6 million reversal of Restructing and other changes, net for the three month period ended September 30, 2011.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2012 IN COMPARISON TO THIRD QUARTER 2011

Sales

Sales for the third quarter of 2012 totaled $709.0 million, a decrease of 1% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 5% (or 7% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins, lower volume declines on existing business in both Flavor and Fragrance Compounds and the realization of price increases collectively more than offset declines in Fragrance Ingredients principally related to commodity products. Overall LC growth was driven by 10% growth in emerging markets.

Flavors Business Unit

Flavors sales growth remained consistent during the third quarter of 2012 compared to the 2011 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 6% versus the prior year period. Excluding the impact of a 3% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 9% on a like-for-like basis. The overall increase was driven by new wins, favorable sales mix, and lower volume declines on existing business, as well as the realization of price increases. On an end-use product category basis, LC growth was led by double-digit growth in Beverages and Dairy and low single-digit gains in Savory that was partially offset by mid single-digit declines in Sweet. Growth for both Savory and Sweet in the 2012 period was negatively impacted by the exit of low margin sales activities. All categories benefited from new wins, lower volume declines on existing business and realization of price increases. The Flavors business delivered LC growth in EAME, LA and GA, led by EAME and GA. Sales in EAME and GA were driven by double-digit gains in Dairy combined with mid to high single-digit gains in all other categories. LA LC growth of 3% was driven by double-digit gains in Savory followed by low single-digit growth in Dairy. Sales in NOAM were led by high double-digit growth in Beverages that were offset by high double-digit declines in Sweet and high-single-digit declines in Savory.

Fragrances Business Unit

The Fragrances business experienced a 1% decrease in reported sales while LC sales increased 5% for the third quarter of 2012 when compared to the third quarter of 2011. New wins, the realization of price increases, and lower volume declines on existing business were partially offset by double-digit declines in Fragrance Ingredients principally related to commodity products. Our Fragrance Compounds categories saw LC sales grow 9% year-over-year compared to 12% declines in Fragrance Ingredients principally related to commodity products. Within Fragrance Compounds, sales were driven by double-digit growth in Fine and Beauty Care plus high double-digit growth in Personal Wash and high single-digit growth in Fabric Care.

Sales performance by Region and Category

		% Change in Sales-Third Quarter 2012 vs. Third Quarter 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

NOAM	Reported	12%	4%	-14%	1%	-3%	-1%

EAME	Reported	-6%	-6%	-22%	-10%	-1%	-6%
	Local Currency (1)	8%	6%	-15%	2%	12%	6%

LA	Reported	10%	14%	-3%	10%	-4%	5%
	Local Currency (1)	18%	17%	-1%	15%	3%	11%

GA	Reported	-3%	6%	-12%	1%	4%	3%
	Local Currency (1)	0%	8%	-11%	3%	8%	6%

Total	Reported	2%	3%	-16%	-1%	0%	-1%
	Local Currency (1)	10%	8%	-12%	5%	6%	5%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2012 period.

•

NOAM Flavors sales declined 3% as a result of high double-digit declines in Sweet and high single-digit declines in Savory (that were both negatively impacted by the exit of low margin sales activities), that more than offset high double-digit growth in Beverage. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced mid single-digit growth. NOAM Fragrance sales were up 1% in the third quarter of 2012, principally due to double-digit gains in Fine and Beauty Care and Personal Wash categories and high single-digit growth in Fabric Care, which were offset by double-digit volume declines in Home Care and Fragrance Ingredients principally related to commodity products. All categories realized pricing increases.

•

EAME Flavors LC sales growth of 12% was led by double-digit growth in Dairy, mid to high single-digit growth in Beverages, Sweet and Savory; all of which benefited from new wins, lower volume declines on existing business and realization of price increases. EAME Fragrance LC sales were up 2% overall, driven mainly by low single-digit growth in Fine and Beauty Care and Functional Fragrance categories, which offset sharp declines in Fragrance Ingredients principally related to commodity products.

•

LA Flavors LC sales were up 3% as new wins and realization of price increases drove double-digit gains in the Savory and low single-digit growth in Dairy end-use categories. LA Fragrances LC sales had substantial double-digit growth in both Fine and Beauty Care and Functional Fragrance categories, reflecting strong new win performance, lower volume declines on existing business and realization of price increases that collectively more than offset low single-digit decreases in Fragrance Ingredients.

•

GA Flavors had 8% LC sales growth from double-digit growth in Dairy followed by high single-digit growth in Savory and Beverages and mid single-digit growth in Sweet, driven by new win performance, lower volume declines on existing business and pricing. Excluding the effects of the exit of low margin sales activities, GA Flavors sales experienced 9% growth on a like-for-like basis. In GA, both Fine and Beauty Care and Functional Fragrance categories benefited from strong win performance and price increases whereas Fragrance Ingredients continued to see substantial volume decline principally related to commodity products.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 350 bps to 57.5% in the third quarter of 2012 compared to 61.0% in the third quarter of 2011 and improved by 70 bps versus the second quarter 2012. The improvement versus last year was mainly driven by price realization, favorable sales mix and other margin recovery efforts, including manufacturing efficiencies. Overall, raw material costs increased approximately 2% on a year-over-year basis.

Research and Development (R&D) Expenses

Overall R&D expenses increased to 8.1% of sales in the third quarter of 2012 versus 7.5% in the third quarter of 2011, due to additional investments in technology and innovation.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 190 bps to 15.5% in the third quarter of 2012 versus 13.6% in the third quarter of 2011. The increase in S&A expenses principally reflects higher incentive compensation and pension expenses and provision adjustments for allowance for doubtful accounts.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011
Segment profit:
Flavors	$76,145	$71,162
Fragrances	65,331	58,673
Global	(7,301)	(1,880)
Restructuring and other charges, net	—	645

Operating profit	$134,175	$128,600

Profit margin
Flavors	22.4%	20.9%
Fragrances	17.7%	15.7%
Consolidated	18.9%	18.0%

Flavors Segment Profit

Flavors segment profit totaled $76.1 million in the third quarter of 2012, or 22.4% as a percentage of sales, compared to $71.2 million, or 20.9% as a percentage of sales, in the comparable 2011 period. The improvement in segment profit and profit margin was driven by price realization, lower volume decline on existing business and favorable sales mix that collectively more than offset higher raw material costs and investments in R&D, as well as the favorable impact of exiting certain low margin sales activities.

Fragrances Segment Profit

Fragrances segment profit totaled $65.3 million in the third quarter of 2012, or 17.7% as a percentage of sales, compared to $58.7 million, or 15.7% as a percentage of sales, in the comparable 2011 period. The improvement in segment profit and profit margin was due to price realization, favorable sales mix and ongoing cost discipline, along with other profit improvement efforts, including the Strategic Initiative that was announced in early 2012, that more than offset increases in raw material costs.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2012, Global expenses were $7.3 million compared to $1.9 million during the third quarter of 2011. The increase reflects higher incentive compensation and pension costs.

Interest Expense

Interest expense decreased $0.4 million to $9.9 million in the third quarter of 2012 compared to the third quarter of 2011. The decrease in interest expense reflects lower levels of outstanding debt mainly due to long-term debt repayments in the second half of 2011. Average cost of debt was 4.5% for the 2012 three-month period compared to 4.3% in the 2011 three-month period.

Other Expense, Net

Other expense, net decreased by $3.4 million to $2.4 million in the third quarter of 2012 versus $5.8 million in the comparable 2011 period. The improvement was largely driven by gains associated with the Company’s deferred compensation plan assets.

Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 86.6% (substantially driven by the Spanish tax charge) compared with 26.9% for the three months ended September 30, 2011. The three-month period ended September 30, 2012 includes a $72.4 million charge based on the overall Spanish tax settlement comprised of (1) $56.0 million related to the settlement of the 2004-2010 fiscal years and (2) $16.4 million related to the increased liabilities for uncertain tax positions for years not settled, as discussed in Note 6 of the Consolidated Financial Statements. Excluding these charges, the adjusted effective tax rate for 2012 was 27.2%. In addition, as part of the overall settlement, the Company and the Spanish tax authorities have also preliminarily agreed upon the key principles to be incorporated into an agreement that will establish the tax basis for the Company’s activities in Spain for 2012 and future years and accordingly, recorded an adjustment of $2.6 million in the third quarter of 2012 to increase accrued income taxes. The year-over-year increase also reflects the absence of an R&D tax credit in the U.S. during the third quarter of 2012.

FIRST NINE MONTHS OF 2012 IN COMPARISON TO FIRST NINE MONTHS OF 2011

Sales

Sales for the first nine months of 2012 totaled $2.1 billion, essentially unchanged from the prior year period. Excluding foreign currency impacts, LC sales increased 3% (or 4% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins across both Flavors and Fragrance Compounds and the realization of price increases more than offset volume declines in Fragrance Ingredients principally related to commodity products. Overall LC growth was driven by 7% growth in emerging markets.

Flavors Business Unit

Flavors sales increased 3% for the first nine months of 2012 compared to the 2011 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 6% versus the prior year period. On a like-for-like basis, excluding the impact of a decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased approximately 8%. The increase was driven by new wins, followed by the realization of price increases. On an end-use product category basis, LC growth was led by double-digit gains in Beverages and mid single-digit growth in Dairy. All of the Flavors categories benefited from new wins and realization of price increases. The Flavors business delivered LC growth in all regions, led by GA. The improvement in GA was driven by high single-digit gains in Sweet and Dairy, followed by mid-single-digit gains in Beverages and Savory. The LC growth in EAME was driven by high single-digit gains in Savory. Sales in NOAM were led by substantial double-digit gains in Beverages from new wins. LA LC growth of 5% was led by Beverages, Savory and Dairy.

Fragrances Business Unit

The Fragrances business experienced a 3% decrease in reported sales and a 1% increase in LC sales for the first nine months of 2012 compared to the prior year period. New wins across Fragrance Compounds and the realization of price increases were more than offset by volume declines in existing business, most notably in Fragrance Ingredients principally related to commodity products. LA was by far the strongest region with LC growth of 11%. The strong LA growth reflects double-digit gains in Fine and Beauty Care and Functional categories. The remaining regions were all negatively impacted by sharp declines in Fragrance Ingredients, principally due to price-driven volume declines principally related to commodity products.

Sales performance by Region and Category

		% Change in Sales-First Nine Months 2012 vs. First Nine Months 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

NOAM	Reported	3%	2%	-9%	-1%	3%	1%

EAME	Reported	-9%	-1%	-23%	-9%	-1%	-6%
	Local Currency (1)	-2%	6%	-19%	-3%	7%	1%

LA	Reported	13%	10%	-9%	9%	0%	6%
	Local Currency (1)	17%	11%	-8%	11%	5%	9%

GA	Reported	1%	0%	-19%	-3%	6%	3%
	Local Currency (1)	2%	1%	-19%	-2%	9%	4%

Total	Reported	0%	2%	-16%	-3%	3%	0%
	Local Currency (1)	4%	5%	-14%	1%	6%	3%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2012 period.

•

NOAM Fragrance sales declined 1% in the first nine months of 2012. The change reflects new win performance in Fragrance Compounds and increased prices that were more than offset by lower volumes in Fragrance Ingredients principally related to commodity products. The growth in NOAM Flavors business was led by realization of price increases and significant new wins in the Beverages category and included a 5% negative effect of the exit of low margin sales activities.

•

EAME Fragrance sales in LC terms were down 3% overall, driven mainly by declines in Fragrance Ingredients principally related to commodity products that more than offset strong growth in Fabric Care. Flavors LC sales growth was led by high single-digit growth in Savory resulting from new wins and realization of price increases.

•

LA Flavors LC sales increased 5% as new wins and realization of price increases drove mid-single-digit gains in the Savory and Beverages end-use categories. Fragrances LC sales had double-digit increases in Fine and Beauty Care and in Functional Fragrances categories, reflecting strong new win performance and realization of price increases, which were partially offset by a high single-digit decline in Fragrance Ingredients principally related to commodity products.

•

GA Flavors had 9% LC sales growth as new win performance and pricing drove high single-digit gains in Sweet and Dairy, and mid single-digit growth in Savory and Beverages. The growth in GA Flavors included a 1% negative effect of the exit of low margin sales activities. Fragrances LC sales had low single-digit gains in Fine and Beauty Care and Functional categories, which were more than offset by double-digit declines in Fragrance Ingredients principally related to commodity products.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 140 bps to 58.5% in the first nine months of 2012 compared to 59.9% in the first nine months of 2011. The improvement versus the prior year period reflects price realization, manufacturing efficiencies and favorable sales mix that more than offset higher raw material costs. Overall, for the nine month period, raw material costs have increased approximately 5% on a year-over-year basis.

Research and Development (R&D) Expenses

Overall R&D expenses increased as a percentage of sales at 8.0% in the first nine months of 2012 versus 7.8% in the first nine months of 2011. R&D expenses increased versus the prior year period due to additional investments in technology and innovations.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 90 bps to 15.3% in the first nine months of 2012 versus 14.4% in the first nine months of 2011. The increase in S&A expenses were principally driven by planned spend in sales activities (mainly in emerging markets), higher incentive compensation and pension expenses, insurance deductibles and provision adjustments for allowance for doubtful accounts.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other (income) expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011
Segment profit:
Flavors	$236,458	$221,119
Fragrances	185,049	189,635
Global	(32,450)	(27,444)
Restructuring and other charges, net	(1,668)	(3,368)

Operating profit	$387,389	$379,942

Profit margin
Flavors	22.5%	21.6%
Fragrances	17.0%	16.9%
Consolidated	18.1%	17.7%

Flavors Segment Profit

Flavors segment profit totaled $236.5 million in the first nine months of 2012, or 22.5% as a percentage of sales, compared to $221.1 million, or 21.6% as a percentage of sales, in the comparable 2011 period. The increase in profitability was mainly driven by new wins, the realization of price increases and sales growth and mix, that more than offset higher raw material costs and increased business development expenses to support growth.

Fragrances Segment Profit

Fragrances segment profit totaled $185.1 million in the first nine months of 2012, or 17.0% as a percentage of sales, compared to $189.6 million, or 16.9% as a percentage of sales, in the comparable 2011 period. The increase in segment profit margin was driven by the realization of price increases, favorable sales mix and other margin improvement initiatives, including the Strategic Initiative that was announced in early 2012, that were only partially offset by raw material cost increases and lower sales volumes.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2012, Global expenses were $32.5 million compared to $27.4 million during the first nine months of 2011. The increase principally reflects higher incentive compensation and pension costs.

Restructuring and Other Charges, Net

Restructuring and other charges, net in 2012 and 2011 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Strategic Initiative started in the fourth quarter of 2011, and announced in the first quarter of 2012, and the European Rationalization Plan announced in the third quarter of 2009, respectively.

	Restructuring Charges
	Three months ended September 30,		Nine months ended September 30,
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Fragrances	$—	$(645)	$1,668	$3,368

In the aggregate, as of September 30, 2012, we have recorded expenses of $1.7 million to Restructuring and other charges, net relating to the Strategic Initiative. We do not anticipate any further charges related to this initiative.

Interest Expense

Interest expense decreased $2.6 million to $31.3 million in the first nine months of 2012 compared to the first nine months of 2011. The decrease in interest expense reflects lower levels of outstanding debt mainly due to long-term debt repayments in the second half of 2011. Average cost of debt was 4.8% for the 2012 nine-month period compared 4.7% in the 2011 nine-month period.

Other Expense, Net

Other expense, net decreased by $11.6 million to $1.3 million in the first nine months of 2012 versus $13.0 million in the comparable 2011 period. The improvement was largely driven by favorable realized and unrealized foreign exchange losses/gains on working capital.

Income Taxes

The effective tax rate for the nine months ended September 30, 2012 was 47.6% (substantially driven by the Spanish tax charge) compared with 27.2% for the nine months ended September 30, 2011. The nine-month period ended September 30, 2012 includes a $72.4 million charge based on the overall Spanish tax settlement comprised of (1) $56.0 million related to the settlement of the 2004-2010 fiscal years and (2) $16.4 million related to the increased liabilities for uncertain tax positions for years not settled, as discussed in Note 6 of the Consolidated Financial Statements. Excluding these charges, the adjusted effective tax rate for 2012 was 27.2%. The nine-month period ended September 30, 2011 included a $5.8 million write-off of deferred tax assets as a result of U.S. state law changes enacted during the third quarter of 2011 that was partially offset by several items, including approximately $3.0 million related to adjustments on uncertain tax positions and a favorable mix in earnings and remittances. The Company also recognized a $10.6 million benefit in the 2012 period associated with a corporate restructuring of certain of our foreign subsidiaries that was offset by $14.3 million of provisions related to the Spanish dividend withholding tax cases and other reserve adjustments on uncertain tax positions. The lack of an R&D credit for the nine-month period ended September 30, 2012 negatively impacted the effective tax rate for the period then ended.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $97.2 million at September 30, 2012 compared to $88.3 million at December 31, 2011, of which $75.0 million of the balance at September 30, 2012 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on earnings in excess of current year earnings of our foreign subsidiaries because we intend and plan to reinvest the undistributed earnings indefinitely.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in the first nine months of 2012 were $142.9 million, reflecting an outflow of cash of $105.5 million associated with the Spanish tax settlement (as discussed in Note 6 of the Consolidated Financial Statements) and a $248.4 million inflow of cash from our ongoing operations, compared to an inflow of cash from operations of $116.7 million in the first nine months of 2011. The net cash outflow associated with our core working capital (trade receivables, inventories and accounts payable) increased by $5.9 million compared to the first nine months of 2011. Operating cash flows versus the prior year period also reflects lower incentive compensation payments and tax related payments made in 2012 compared to 2011 (as a result of strong 2010 performance).

In the first nine months of 2012, payments totaling $116.1 million were made related to various Spanish related tax matters comprising of (1) $105.5 million pursuant to the Spanish tax settlement and (2) $10.6 million related to the Spanish dividend withholding controversies, both which are discussed in Note 6 of the Consolidated Financial Statements. We expect to pay the remaining payments of approximately $1.9 million related to the Spanish tax settlement and approximately $2.1 million related to the dividend withholding controversies, during the fourth quarter of 2012. The Company has funded, and will fund any remaining payments, by utilizing available cash from operations and/or available borrowings under the Company’s revolving credit facility as of the payment date.

Working capital (current assets less current liabilities) totaled $736.1 million at September 30, 2012 compared to $752.7 million at December 31, 2011. This decrease in working capital reflects increased short-term borrowings which offset higher commercial activity versus the fourth quarter 2011, the effects of higher raw material costs on inventories and the settlement of year-end payables.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $84.2 million during the first nine months of 2012 compared to $74.7 million in the first nine months of 2011. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approximate 5% of our sales in 2012.

Net investing activities during the first nine months of 2012 utilized $83.1 million compared to $78.2 million in the prior year period.

CASH FLOWS USED IN FINANCING ACTIVITIES

Net financing activities in the first nine months of 2012 used $52.5 million compared to $62.3 million in the first nine months of 2011. The decrease in cash used for financing activities principally reflects lower net repayments of long-term debt and changes in the revolving credit facility in 2012 compared to 2011 which was partially offset by increased dividend payment in 2012 compared to 2011.

At September 30, 2012, we had $903.7 million of debt outstanding compared to $894.9 million outstanding at December 31, 2011.

We paid dividends totaling $75.5 million in 2012 and $65.2 million in 2011. We declared a cash dividend per share of $0.34 in the third quarter of 2012 that was paid on October 3, 2012 to all shareholders of record as of September 19, 2012.

CAPITAL RESOURCES

Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs.

We expect to contribute $15 - $20 million to our qualified U.S. pension plans in the fourth quarter of 2012 and $3 - $8 million to our non-U.S. pension plans during the fourth quarter of 2012.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first nine months of 2012 and 2011.

As of September 30, 2012 we had total borrowings under our revolving credit facility of $164.9 million. The amount which we are able to draw down under our credit facility is limited by financial covenants as described in more detail below. At September 30, 2012 we had a remaining overall borrowing capacity of $1,083.8 million. However, our drawdown capacity on the credit facility was limited to $948.1 million based on existing balances outstanding under the facility at September 30, 2012. The credit facility contains the most restrictive covenant of all of our debt and requires us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

At September 30, 2012 we were in compliance with all financial and other covenants. At September 30, 2012 our Net Debt/adjusted EBITDA (1) was 1.38 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under these agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended September 30,
(DOLLARS IN MILLIONS)	2012	2011
Net income	$210.6	$298.0
Interest expense	41.9	45.7
Income taxes	184.9	105.6
Depreciation and amortization	74.3	75.3
Specified items (1)	45.0	4.3
Non-cash items (2)	22.0	—

Adjusted EBITDA	$578.7	$528.9

(1)

Specified items for the 12 months ended September 30, 2012 consist of $33.5 million related to the Mane patent litigation settlement, announced in December 2011, and $11.5 million of restructuring charges. Specified items for the 12 months ended September 30, 2011 consist of $4.3 million of restructuring charges.

(2)

Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	September 30,
(DOLLARS IN MILLIONS)	2012	2011
Total debt	$903.7	$911.7
Adjustments:
Deferred gain on interest rate swaps	(9.5)	(11.4)
Cash and cash equivalents	(97.2)	(107.3)

Net debt	$797.0	$793.0

As discussed in Note 11 to the Consolidated Financial Statements, at September 30, 2012, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

As discussed in Notes 6 and 11 to the Consolidated Financial Statements, we had Euro 32.7 million ($42.0 million) in bank guarantees outstanding as of September 30, 2012 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) improving business trends in 2012, (ii) its ability to capitalize on its strong emerging market presence and profit improvement initiatives, (iii) future local currency growth rates and drivers of growth, (iv) the impact of its strategy to exit certain low margin sales activities in Flavors, (v) the Company’s ability to continue to recover margins and offset the effects of the elevated raw material costs, (vi) the ultimate resolution of pending tax matters with the Spanish tax authorities and (vii) the financial or operational impact of disruptions resulting from Hurricane Sandy. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in the Company’s Securities and Exchange Commission (“SEC”) filings, including the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2012. In addition, with respect to the Company’s expectations regarding these statements, such risk factors include, but are not limited to:

•	the economic climate for the Company’s industry and demand for the Company’s products;

•	the ability of the Company to successfully implement its recent strategic initiative and achieve the estimated savings;

•	fluctuations in the price, quality and availability of raw materials;

•	decline in consumer confidence and spending;

•	changes in consumer preferences;

•	the Company’s ability to predict the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company’s ability to successfully develop new and competitive products and enter and expand its sales in new and other emerging markets;

•	the effects of any unanticipated costs and construction delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

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

•

the direct and indirect costs and other financial impact that may result from any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, including Hurricane Sandy, or the responses to or repercussion from any of these or similar events or conditions;

•	the Company’s ability to quickly and effectively implement its disaster recovery and crisis management plans; and

•	adverse changes due to accounting rules or regulations.

New risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risks on the Company’s business. Accordingly, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2011 Form 10-K and Part II. Item 1A., Risk Factors, of this Form 10-Q for additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flow.

Any public statements or disclosures by IFF following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like (which eliminates the effects of local currency and the strategic decision to exit certain low margin sales), (iii) adjusted operating profit, (which excludes a $0.6 million restructuring charge reversal), (iv) adjusted net income (which excludes the Spanish tax charge in 2012 and the restructuring charge reversal in 2011), and (v) adjusted effective tax rate (which excludes the Spanish tax charge). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.

We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations and the exit of certain low margin sales activities on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts and payments pursuant to the Spanish tax settlement include actual cash outlays. We compensate for such limitations by presenting reconciliations to the most directly comparable GAAP measure. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

International Flavors & Fragrances Inc.

Like-for-Like Flavors Sales Reconciliation

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low- Margin Sales Activities	Like-for- Like	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low- Margin Sales Activities	Like-for- Like
Total Company	-1%	5%	2%	7%	0%	3%	1%	4%
Flavors
North America	-3%	-3%	9%	6%	3%	3%	5%	8%
EAME	-1%	12%	1%	13%	-1%	7%	1%	8%
Latin America	-4%	3%	3%	6%	0%	5%	1%	6%
Greater Asia	4%	8%	1%	9%	6%	9%	1%	9%*
Total	0%	6%	3%	9%	3%	6%	2%	8%

Like-for-like is a non-GAAP metric that excludes the impact of exiting low-margin sales activities.

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2012 period.
*	These numbers may not tie due to rounding.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns, as well as allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries in the amounts of Euro

22.0 million ($28.3 million) for the 2002-2003 fiscal years as of September 30, 2012, and Euro 62.8 million ($78.3 million) for the 2004-2006 fiscal years, including estimated interest, prior to the August 1, 2012 settlement as discussed below. During 2007 and 2008, we filed appeals against the income tax assessments and related capital tax and tax avoidance claims arising from the audits of fiscal years 2002-2003 with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010 and 2011, we filed appeals for judicial review with the Spanish National Appellate Court. During 2011, we filed an appeal with the TEAC against the income tax assessment and claims arising from the audit of fiscal years 2004-2006. The Spanish National Appellate Court has not yet ruled on the 2002-2003 appeal.

On August 1, 2012, we reached an overall settlement with the Spanish tax authorities regarding the income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years. Pursuant to the settlement, we and the Spanish tax authorities agreed to settle all disputes and claims arising from our Spanish subsidiaries’ income tax returns for the 2004-2010 fiscal years in exchange for an agreed-upon payment of Euro 86.0 million, in the aggregate. During the third quarter, we made payments totaling Euro 84.0 million ($105.5 million), pursuant to the settlement. We expect to pay the remaining amounts in the fourth quarter of 2012. In connection with the settlement on August 1, 2012, we withdrew our appeal against the income tax assessment and resolved all the other claims arising from the audit of fiscal years 2004-2006. The settlement agreement does not address the Spanish tax authorities’ claims relating to similar tax deductions taken in the income tax returns filed for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. We intend to continue to appeal these claims. The settlement agreement also does not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 income tax return was filed in late July 2012 and has not yet been audited. However, based on the settlement reached for 2004-2010, we expect that our Spanish subsidiaries will receive an assessment for 2011 on a basis consistent with the 2004-2010 assessments.

In 2012, we realigned our business operations in Spain and the Netherlands. As part of the overall settlement, the Company and the Spanish tax authorities have also preliminarily agreed upon the key principles to be incorporated into an agreement that will establish the tax basis for our activities in Spain for 2012 and future years. The terms and conditions of the proposed agreement which we expect will be finalized in the fourth quarter of 2012, are not expected to have a material impact on our effective tax rate for the year 2012.

The Spanish tax authorities are also alleging claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. At September 30, 2012 the aggregate amount for these claims was Euro 9.1 million ($11.7 million) (including estimated interest). Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. We intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Spanish Supreme Court has ruled against us on three of the four pending cases totaling an aggregate of Euro 18.7 million ($24.0 million) (including estimated interest). As there are no further appeals from these decisions, we paid Euro 8.1 ($10.6 million) of the amounts due during the nine months ended September 30, 2012 and expect to make an additional $2.1 million payment by the end of 2012. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.1 million ($3.9 million) (including estimated interest) is currently pending.

We do not currently believe that any of our pending tax assessments, even if ultimately resolved against us, would have a material impact on our results of operations and cash flows.

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

Item 1A.	Risk Factors

Information technology system failures, flooding and power outages arising from Hurricane Sandy interrupted our operations and may result in increased costs and other financial impacts.

As discussed in our Form 10-K for the year ended December 31, 2011, we have information technology systems that support our business processes, including product formulas, product development, sales, order processing, manufacturing and production, distribution, finance and intra-company communications throughout the world. These systems, as well as our manufacturing facilities, may be susceptible to disruptions due to fire, floods, power loss, telecommunications failures, natural disasters, break-ins and similar events. In late October 2012, several of our locations in the Northeast United States were impacted by Hurricane Sandy, resulting in interruptions to our operations and information technology system infrastructure. While the Company has implemented its disaster recovery and crisis management plans, it is still in the process of evaluating the costs and other potential financial impact that may arise from the hurricane, which may adversely affect our financial results in the fourth quarter or future periods.

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

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 6, 2012	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	November 6, 2012	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase