Form 10-K
period 2012-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2013-02-26
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2012 was $4,464,067,732.

As of February 12, 2013, there were 81,490,148 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 Annual Meeting of Shareholders (the “IFF 2013 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I

When used in this report, the terms “IFF”, “the Company”, “we”, “us” and “our”, mean International Flavors & Fragrances Inc., and its subsidiaries.

ITEM 1.	BUSINESS.

We create, manufacture and supply flavors and fragrances for the food, beverage, personal care and household products industries either in the form of compounds or individual ingredients. Our flavors and fragrances compounds combine a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists. Utilizing our capabilities in consumer insight, in research and product development (“R&D”), and in creative expertise, we collaborate with our customers to drive consumer preference for our customers’ brands. This collaboration in turn helps bolster our customers’ market share and grow equity in their brand portfolio.

The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies and smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. In 2012, we achieved sales of approximately $2.8 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader ingredients and compounds market. Within the flavors and fragrances sub-segment of this broader market, the top four companies comprise approximately two-thirds of the total estimated sales. We believe that our diversified business platform consisting of expansive geographic coverage, a broad product portfolio and a global and regional customer base, positions us to achieve long-term growth as the flavors and fragrances markets expand.

With operations in 32 different countries worldwide and approximately 5,700 employees, we collaborate with our customers to serve consumers in more than 100 countries. We operate in two business segments, Flavors and Fragrances, with sales to customers in the four regions set forth below:

Region	% of 2012 Sales
Europe, Africa, Middle East	32%
Greater Asia	27%
North America	25%
Latin America	16%

We believe that significant future growth for the flavors and fragrances industry, and for our business, will come from the emerging markets (which are all markets except North America, Japan, Australia, and Western, Southern and Northern Europe). Our focus on emerging markets reflects the fact that over the past five years our local currency growth rate in emerging markets has significantly outpaced that of developed markets. The emerging market local currency growth rate in 2012 was 8%. IFF has a strong commitment to emerging markets. We have had operations in some of the largest emerging markets for multiple decades, such as India, in which we began operations in 1931. As a result of these established operations, sales in emerging markets represented 47% of 2012 sales, up from 46% in 2011. As our customers in emerging markets grow their businesses, they will have the ability to leverage our long-standing presence and our extensive market knowledge to help drive their brands.

In addition to our geographic diversity, we believe we have a diversified product portfolio that helps to provide us stability in challenging economic environments. In 2012, our Flavors business represented 49% of our sales while our Fragrances business represented 51% of sales. During 2012, our 25 largest customers accounted for 53% of our sales. Sales to the largest customer accounted for 11%, 11% and 10% of our sales in 2012, 2011 and 2010, respectively. These sales were largely in our Fragrances business.

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

Strategic Priorities

We are focused on generating sustainable profitable growth in our business and positioning our portfolio for long-term growth. We believe we can improve our long-term business performance and increase shareholder value by leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. The key elements of these strategic priorities are the following:

•

Leverage geographic reach: Our strong geographic reach allows us to capture the benefits of attractive population growth and wealth creation in emerging markets which represents a key component of our growth plan. In emerging markets, strong GDP growth and a significant expansion of the middle-class consumer are expanding the demand for better-flavored and fragranced consumer products. To support this trend, we have made significant investments in emerging markets. Since 2008, we have opened five state-of-the-art creative centers in Shanghai, Sao Paulo, Moscow, Mumbai and Delhi. In 2012 we opened a new manufacturing facility in Singapore and expect to open our new flavors facility in China in the first half of 2013. Both of these manufacturing facilities are part of our $100 million investment in the growing region of Asia. In 2012, we also announced a $50 million investment in building out our facility in Gebze, Turkey to add capacity in the region. We expect that the emerging markets will represent a greater percentage of our sales than the developed markets by 2015, as we estimate that growth potential in these markets is more than twice the expected growth in the developed markets.

•

Strengthen innovation platform: We continue to focus on creating innovative and distinctive products that drive consumer preference for our customers’ brands. We have been strengthening our platforms by leveraging our knowledge of consumer trends to drive technological developments and external collaborations to better anticipate and address consumers’ future needs. We anticipate that this renewed focus will be instrumental in driving customer growth, as our consumer-centric innovation will allow our customers to win in the marketplace and drive market share gains. To capture these opportunities in Flavors, we are focusing on key taste modulation technology to provide consumers with our healthier solutions without a change in the taste quality. In Fragrances, we are focusing on ingredients, including our naturals portfolio, and delivery systems.

•

Maximize portfolio: We believe in a disciplined, analytical approach toward value creation to maximize our portfolio and drive profitability. We have identified opportunities where we can accelerate our performance by further leveraging our advantaged portfolio and implementing solutions to fix less attractive areas. These solutions include appropriate pricing actions, greater efficiency in our supply chain, aligning resources behind our advantaged portfolio, and, in some cases, phasing out some low margin sales activities as was the case in 2012 within our Flavors business unit.

Our Product Offerings

Flavors

Flavors are the key building blocks that impart taste in processed food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our Flavors business is regional in nature, with different formulas that reflect local taste and ingredients. As a leading creator of flavor compounds, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Flavors compounds are ultimately used by our customers in four end-use categories: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy. We create our flavors in our regional creative and technical centers that allow us to satisfy local taste preferences, while helping to ensure regulatory compliance and production standards. We also manufacture a limited amount of flavor ingredients for our use in developing flavor compounds.

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

We develop thousands of different flavors for our customers, most of which are tailor-made, and we continuously develop new formulas in order to meet changing consumer preferences and customer needs. Consumers, especially those in developed markets such as the United States and Western Europe, are increasingly seeking to focus on products which promote health and wellness. They want food and beverage products that are good for them, but which taste good. Our objective is to capture a significant share of this shift in consumer demand by capitalizing on the ability of our naturals and proprietary ingredients and taste modulation technology to provide consumers with healthier solutions without changing the taste experience of the food or beverage. For example, we are using sweetness modulation technology, in combination with our blend of natural sweeteners, to produce flavors that allow end-use products to have a reduced sugar content without affecting taste. Our sodium modulation technology, which we began rolling out in 2012, reduces the salt content in consumer products while at the same time maximizing taste by enhancing the flavors of other ingredients.

We are also developing sophisticated flavor profiles in our CulinEssence™ program to bring authentic culinary flavors to our customers. The success of our recent launches of new culinary chicken and beef flavors was a direct result of this program.

Fragrances

We are a global leader in the creation of fragrances. Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including fine fragrance, beauty care, fabric care, personal wash and home care products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients.

•

Fragrance Compounds — Fragrance Compounds refers to our fragrance compounds that are ultimately used by our customers in two broad end-use categories, Fine Fragrance and Beauty Care and Functional Fragrances.

•

Fine Fragrance and Beauty Care — We have created some of the industry-leading fine fragrance classics as well as cutting-edge niche fragrances, as evidenced by our number of top sellers and the success of our new launches. Within our Beauty Care product line, we provide our customers innovation in the hair care, toiletries and skincare categories to create new fragrance experiences for the consumer and increased brand loyalty for our customers.

•

Functional Fragrances — We have three subcategories of products in which our fragrances are included: (1) Fabric Care, including laundry detergents, fabric softeners and specialty laundry products; (2) Personal Wash, including bar soap and shower gel; and (3) Home Care, including household cleaners, dishwashing detergents and air fresheners.

•

Fragrance Ingredients — We manufacture innovative, high-quality and cost-effective fragrance ingredients for internal use by our perfumers in our Fragrances business and for external use in preparation of compounds by our customers and other third parties, including our competitors. With over 1,200 separate fragrance ingredients, we believe that we lead the industry with the breadth of our product portfolio. We manufacture our ingredients through our global network of production facilities and continue to work to optimize our manufacturing processes. We believe that this network gives us the flexibility to make products in different locations while maintaining the same high and consistent standards of product quality. We will continue to invest in this business, particularly in the specialty chemicals component, while at the same time ensuring we maintain a cost-effective portfolio, particularly in the price sensitive commodities component.

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

Core Competencies

We focus on five core competencies that we believe enable us to (i) successfully provide our customers with superior products, (ii) drive productivity and efficiency gains, and (iii) improve our margins and our cash flow. In that regard, we strive to:

•

Develop a deep understanding of consumers’ preferences and values and branding. Through our Consumer Insights program, we have dedicated professionals working to understand consumer trends all around the globe. Our consumer and our marketing teams interpret consumer trends, monitor product launches, analyze quantitative market data and conduct several hundred thousand consumer interviews annually. Our sensory experts explore flavor and fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling and tingling), the genetic basis for flavor and fragrance preference, and the effects of tastes and aromas on mood, performance, health and well-being. Utilizing our proprietary statistical programs, we use this information to enable us to understand the emotional connections between a prospective product and the consumer. The ability to pinpoint the likelihood of a product’s success translates into stronger brand equity for our customers’ products, helping to produce increased returns and greater market share gains for our customers and us.

•

Develop and utilize technology to create innovative solutions that drive brand success. We spend approximately 8% of our sales on the research, development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preference. As a result of this investment, we have been granted over 235 patents in the United States since 2000, including 11 in 2012, and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.

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

•

Develop strong customer intimacy. We believe that understanding our customers’ brands and their goals by supplying them with superior products accurately and on time, and our ability to be named a “core list supplier,” are key drivers of our future growth.

•

Drive efficiency in all that we do. We focus on integrating our consumer insight, technology and creative expertise in a manner that we believe drives the necessary productivity and efficiency to improve profitability on a long-term basis. We believe that discipline in driving efficiencies is a significant factor in our ability to simultaneously enhance margins and cash flows while continuing to invest in our key growth initiatives.

Research and Product Development

We consider our research and product development infrastructure to be one of our key competencies and we focus and invest substantial resources in the research and development of new and innovative compounds, formulas and technologies and the application of these to our customers’ products. Using the knowledge gained from our Consumer Insights program, we strategically focus our resources around key research and development platforms that address consumer needs or preferences, or anticipate a future preference. By aligning our resources around these platforms, each program is ensured the proper support and focus so that it can be further developed and eventually be accepted for commercial application.

We maintain four research and development centers around the world, at which we employ scientists and application engineers to support (i) the discovery of new materials, (ii) the development of new technologies, such as our delivery systems, (iii) the creation of new compounds and (iv) the enhancement of existing ingredients and compounds. In our 22 creative centers around the world, including our newest facilities in Shanghai, Sao Paulo, Mumbai, Moscow and Delhi, teams of flavorists and perfumers work with our customers’ product development groups to create the exact scent or taste they are seeking. In 2012, we employed about 1,150 people in research and product development activities. We spent $234 million, $220 million and $219 million, or approximately 8% of our sales, in 2012, 2011 and 2010, respectively, on R&D and product development activities.

Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. To broaden our offering of natural, innovative and unique products, we seek out collaborations with research institutions and other companies throughout the world. We have created a number of such collaborations that strengthen and broaden the pipeline of new and innovative products we intend to launch in the coming years. For example, we are working with Evolva, a biotechnology firm, on the development of a sustainable source for natural vanillin.

The development of new and customized flavor and fragrance products is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with the flavorists and perfumers to develop flavor and fragrance products with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, in 2011, we formed a scientific advisory board comprising five expert scientists that provides external perspectives and input on our research and development programs.

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

While we purchase a diverse portfolio of raw materials, about 80% of our spending is focused on approximately 800 materials, which allows us to leverage our buying power with suppliers. In order to ensure our supply of raw materials, achieve favorable pricing, and provide timely transparency regarding inflationary trends to our customers, we continue to be focused on (i) implementing a forward buy strategy, (ii) entering into supplier relationships to gain access to supplies that we do not have, (iii) implementing indexed pricing, (iv) reducing the complexity of our formulations, and (v) evaluating whether it is more profitable to buy or make an ingredient. We are also concentrating on local country sourcing with our own procurement professionals.

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

In 2012, we continued to invest in our facilities in emerging markets, opening a new liquid flavors and fragrances manufacturing facility in Singapore. In the first half of 2013, we expect to open a new flavors facility in Guangzhou, China, and to begin our first phase expansion in connection with our $50 million investment in our existing flavors facility in Turkey.

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

In addition, we are subject to various rules relating to health, work safety and environment at the local and international levels in the various countries in which we operate. Our manufacturing facilities throughout the world are subject to environmental standards relating to air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. In recent years, there has been a significant increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly. We expect that the trend of increased regulation and disclosure will continue in the future.

Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate; these agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate the flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our fragrance compounds, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs and (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries. For example, in the continuing implementation of the EU REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances) regulations, we will be registering a number of chemical substances in advance of the next registration deadline of May, 2013.

Competition

The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients.We, together with the other top three companies, represent approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.

The market for flavors and fragrances is highly competitive. Based on annual sales, our main competitors consist of (1) the three other large global flavor and fragrance manufacturers, Givaudan, Firmenich and Symrise, (2) mid-sized companies, (3) numerous small and local manufacturers with more limited research and development capabilities who focus on narrow market segments and local customers and (4) consumer product companies who may develop their own flavors or fragrances. We, together with the other top three companies, represent approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.

We believe that our ability to compete successfully in the flavors and fragrances market is based on (1) our understanding of consumers, (2) innovation, arising from the creative skills of our perfumers and flavorists and the technological advances resulting from our research and development activities, (3) our ability to develop products which are tailor made for our customers’ needs, (4) the quality, reliability and cost effectiveness of our products, (5) the quality of our customer service, (6) the support provided by our marketing and application groups and (7) an understanding of the regulatory requirements in the markets in which our customers operate.

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

Employee Relations

At December 31, 2012, we had approximately 5,700 employees worldwide, of whom approximately 1,400 are employed in the United States. We believe that relations with our employees are good.

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

Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

Executive Officers of Registrant

The current executive officers of the Company, as of February 26, 2013, are listed below.

Douglas D. Tough	63	Chairman of the Board and Chief Executive Officer
Kevin C. Berryman	54	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	50	Group President, Fragrances
Hernan Vaisman	54	Group President, Flavors
Ahmet Baydar	60	Senior Vice President, Research and Development
Angelica T. Cantlon	61	Senior Vice President, Human Resources
Anne Chwat	53	Senior Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	44	Senior Vice President, Operations
Richard A. O’Leary	52	Vice President and Controller

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

Ahmet Baydar has served as our Senior Vice President, Research and Development since September 2010, and as our Vice President, Global Fragrance Research from February 2009 to August 2010. Prior to joining us, Dr. Baydar served as a Director of Shave Care and Integrated Shaving Systems at The Procter & Gamble Company, a branded consumer packaged goods company, from January 2006 to October 2007, and Vice President of R&D-Personal Care at The Gillette Company, a personal care products company, from August 2000 to January 2006.

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

Anne Chwat has served as our Senior Vice President, General Counsel and Corporate Secretary since April 2011. Prior to joining us, Ms. Chwat served as Executive Vice President and General Counsel of Burger King Holdings, Inc., a fast food hamburger restaurant company, from September 2004 to April 2011. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now Sony Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

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

We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. Although raw materials cost increases moderated in 2012, they remain at elevated levels. Historically, we have experienced the greatest amount of price volatility in natural products that represent approximately half of our raw material purchases. Availability and pricing of these natural products, such as citrus and vanilla, can be impacted by crop size and quality, weather, alternative land use, and other factors which we cannot control.

If we are unable to increase the prices to our customers of our fragrance or flavor products to cover raw material and other input cost increases, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations and our profits and operating results could be adversely affected. Increases in prices of our products to customers may lead to declines in volume, and we may not be able to accurately predict the volume impact of price increases, which could adversely affect our financial condition and results of operations.

Similarly, commodities and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, and other world events. As we source many of our raw materials globally to help ensure quality control, if the cost of energy, shipping and/or transportation increases and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have a long-term impact on our results of operations.

To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials our margins could be adversely affected.

The current volatility in the global economy may adversely affect consumer spending and may negatively impact our business and operating results.

Our flavors and fragrances are components of a wide assortment of global consumer products throughout the world. Since mid-2008, the global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. These conditions led to economic contractions in the developed economies and reduced growth rates in the emerging markets. While some segments of the global economy appear to be recovering, the ongoing fiscal debt crisis in Europe and the austerity plans being adopted in many countries have, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase energy prices and inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances, increased pressure to reduce the price of our flavors and fragrances and/or order cancellations. To the extent that the volatility in global economic conditions continue, our sales, profitability and overall operating results could be adversely affected.

We may not successfully develop and introduce new products that appeal to our customers or our customers may not accurately anticipate and respond to global consumer market trends.

Our growth and performance largely depends on our ability to successfully develop and introduce new products and product improvements that appeal to our customers, and ultimately to global consumers. We must continually anticipate and react to, in a timely and cost-efficient manner, changes in consumer preferences and demands. We cannot be certain that we will successfully achieve our innovation goals, such as the development of new molecules, delivery methods and other technologies. We currently spend approximately 8% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to successfully develop products that meet our customers’ specifications, that can be delivered at an acceptable price and that are accepted by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we have “won” a project, our ability to generate revenues as a result of these investments is subject to numerous economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, poor performance of our third-party vendors, insufficient resources allocated by our customers to promoting the new product, anticipated sales by our customers not being realized or changes in market preferences or demands, and/or disruptive innovations by our competitors.

Failure to maintain the integrity of our raw materials, supply chain and finished goods may result in regulatory non-compliance, litigation costs, and harm to our reputation, all of which may adversely impact sales and our results of operations.

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

Gaps in our operational processes could adversely affect the quality of our finished products and result in a regulatory non-compliance event. If a product non-compliance event were to go undetected, it could subject us to customer claims, recalls, penalties, litigation costs and/or settlements, remediation costs or loss of sales. As our flavors and fragrances are used as ingredients in many products meant for human consumption, these consequences would be exacerbated if our customer did not identify the defect and there was a resulting impact at the consumer level. Such a result could lead to potentially large scale adverse publicity, recalls and potential consumer litigation. Furthermore, adverse publicity about our products, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales, as well as require us to utilize significant resources to rebuild our reputation.

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

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits and economic growth, especially in emerging markets. Approximately 47% of our sales during 2012 were generated in emerging markets and we expect emerging markets to continue to significantly contribute to our future growth. Increasing consumer demand for products using flavors and fragrances is dependent on factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world population, all of which are outside of our control. Changes in any number of external economic factors, or changes in social or consumer preferences, could materially adversely impact our results of operations. Accordingly, our future growth will depend upon the continued economic growth and development of consumer spending on products for which we supply the flavor or fragrance in these global markets.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.

We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa and the Middle East, Latin America, and Greater Asia. During 2012, 77% of our net sales were to customers outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by market, are described in many of the risk factors in this section and include the following:

•

governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that may impact consumer spending, monetary policies that may impact inflation rates and currency fluctuations;

•

changes in environmental, health and safety regulations, such as the continued implementation of the European Union’s REACH regulations, and the burdens and costs of our compliance with such regulations;

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

•	risks and costs associated with political and economic instability, corruption, and social and ethnic unrest in the countries in which we operate;

•	difficulty in recruiting and retaining trained personnel;

•	risks and costs associated with health or similar issues, such as a pandemic or epidemic; or

•

the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.

These factors may increase in importance as we expand our operations in emerging markets as part of our growth strategy.

Our foreign operations are subject to the U.S. Foreign Corrupt Practices Act and similar non-U.S. anti-bribery regulations. Non-compliance with such regulations could have a material adverse impact on our business, financial condition or results of operations.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. In addition, we have manufacturing operations in some jurisdictions which pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. As needed, we conduct internal investigations, control testing and compliance reviews to help ensure that we are in compliance with applicable anti-corruption and similar laws and regulations. We could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that our operations or activities are not in compliance with the FCPA or similar international laws and regulations could expose us to significant fines, penalties or other sanctions that may harm our business and reputation.

Our ability to compete effectively depends on our ability to protect our intellectual property rights.

We rely on patents and trade secrets to protect our intellectual property rights. As part of our strategy to protect our intellectual property rights, we often rely on trade secrets to protect our proprietary fragrance and flavor formulations, as this does not require us to publicly file information regarding our intellectual property. From time to time, a third party may claim that we have infringed upon their intellectual property rights, or a third party may infringe upon our intellectual property. As a result of such third party claims, we could incur significant costs in connection with legal actions to assert our intellectual property rights or to defend ourselves from assertions of invalidity, infringement or misappropriation. For those intellectual property rights that are protected by way of trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, as we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes.

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

Competition in our business is based on innovation, product quality, regulatory compliance, pricing, quality of our customer service, the support provided by our marketing and application groups, and our understanding of consumers. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The discovery and development of new flavor and fragrance materials, protection of the Company’s intellectual property and development and retention of key employees are important issues in our ability to compete in our businesses. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending and this could have an impact on sales and profitability.

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

On October 26, 2012, we announced plans to invest over $50 million in an existing flavors facility in Gebze, Turkey over the next three years. Additionally, we opened a new state-of-the-art liquid flavors and fragrances manufacturing plant in Jurong, Singapore and expect to open our new flavors facility in Guangzhou, China in the first half of 2013, as part of our further investment in Greater Asia. These significant investments in creative and manufacturing capabilities in emerging markets could help us gain share in the fast-growing developing markets of Europe, the Middle East, Africa, and Asia. If we are unable to gain share in these developing markets, it is unlikely that we will be able to achieve our long-term strategy. Furthermore, unanticipated costs and construction delays could increase our operating costs and affect our financial results.

In addition, as part of our strategy to maximize the economic profitability of our product portfolio, we may employ various strategies, including increasing pricing, implementing cost reduction or containment measures or phasing out low margin products. We may not realize, in full or in part, the anticipated benefits of our strategy, and we may incur costs or special charges related to our strategy. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in our industry and the other risks described herein, could have a material adverse effect on our business.

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

We have significant operations outside the U.S., the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future. Additionally, volatility in currency exchange rates may adversely impact our financial condition or liquidity. Although we employ a variety of techniques to reduce the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.

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

We are also subject to the continual examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in those countries in which we operate. In particular, in the third quarter of 2012, we reached an overall settlement with the Spanish tax authorities regarding income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years. We are currently involved in tax disputes with the Spanish tax authorities regarding certain tax positions taken in our Spanish subsidiaries’ tax returns in years other than those covered by the settlement, and anticipate that we may receive additional assessments for these pending matters.

We may be subject to assessments and/or audits in the future in any of the countries in which we operate. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals, and while we do not believe the results that follow would have a material adverse effect on our financial condition, such results could have a material effect on our income tax provision, net income or cash flows in the period or periods in which that determination is made.

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

Information technology system failures or disruptions or breaches of our network security may interrupt our operations, subject us to increased operating costs and expose us to litigation.

We have information technology systems that support our business processes, including product formulas, product development, sales, order processing, production, distribution, finance and intra-company communications throughout the world. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, natural disasters, break-ins and similar events. For example, in October 2012, several of our locations in the Northeast United States were impacted by Hurricane Sandy, resulting in interruptions to our operations and information technology system infrastructure. Our information technology systems remain vulnerable to interruptions from similar such disasters in the future. Effective response to future disasters will require effort and diligence on the part of our third-party vendors and employees to avoid any adverse impact to our information technology systems. In addition, our systems may be vulnerable to computer viruses, computer hacking and similar disruptions from unauthorized tampering. The occurrence of any of these events could interrupt our operations, subject us to increased operating costs and expose us to litigation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal properties are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance ingredients.
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.

France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.

Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.

Spain
Benicarló	Production of fragrance ingredients.

Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.

Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.

Location	Operation
India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Australia
Dandenong	Production of flavor compounds and flavor ingredients.

China
Guangzhou(3)	Production of flavor and fragrance compounds.
Shanghai(4)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(3)	Production of fragrance ingredients.

Indonesia
Jakarta	Production of flavor compounds and ingredients, and fragrance compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong(4)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

Turkey
Gebze	Production of flavor compounds.

(1)	Leased.
(2)	We have a 93.4% interest in the subsidiary company that owns this facility.
(3)	Land is leased and building and machinery and equipment are owned.
(4)	Building is leased and machinery and equipment are owned.
(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.

Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with the Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries for the 2002-2003 fiscal years, in the aggregate amount of Euro 22.2 million ($29.3 million), including aggregate estimated interest through December 31, 2012. During 2007, we filed appeals against these income tax assessments and related capital tax and tax avoidance claims with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010, we filed appeals for judicial review with the Spanish National Appellate Court (“Appellate Court”). On February 7, 2013, the Appellate Court upheld the TEAC’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We have filed a notice of intent to appeal this ruling. The Appellate Court has not yet ruled on our appeal of the 2002 tax assessment and related claims.

On August 1, 2012, we reached an overall settlement with the Spanish tax authorities regarding income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years which deductions were similar to those challenged in connection with the 2002-2003 audits. During the fourth quarter, the Company and the Spanish tax authorities also entered into a multi-year agreement that established the tax basis for our activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The settlement agreement did not address the assessments for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. The settlement agreement also did not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 income tax return was filed in July 2012 and has not yet been audited. Based on the settlement reached for the 2004-2010 fiscal years, we expect that our Spanish subsidiaries will receive an assessment for 2011 on a basis consistent with the 2004-2010 settlement.

The Spanish tax authorities are also alleging claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims is Euro 9.3 million ($12.3 million), including aggregate estimated interest through December 31, 2012. Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. We intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. In 2012, the Spanish Supreme Court ruled against us in three of the four pending cases and issued judgments in an aggregate of Euro 14.9 million ($19.7 million), including aggregate estimated interest through December 31, 2012. Based on these rulings, we paid Euro 9.8 million ($12.8 million) for these three cases during 2012. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.1 million ($4.1 million), including aggregate estimated interest through December 31, 2012, is currently pending.

We do not currently believe that any of our pending tax assessments, even if ultimately resolved against us, would have a material impact on our financial condition.

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

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees and the extended time period over which payments will likely be made. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other

We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2012		2011
Quarter	High	Low	High	Low
First	$58.89	$52.05	$62.65	$54.53
Second	60.91	53.73	66.29	60.38
Third	63.23	53.03	65.24	52.21
Fourth	67.79	59.78	63.78	51.20

Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 12, 2013
Common stock, par value 12 1/2¢ per share	2,419

Dividends.

Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2012	2011
First	$0.31	$0.27
Second	0.31	0.27
Third	0.34	0.31
Fourth	0.34	0.31

Our current intention is to pay dividends approximating 30%-35% of yearly earnings; however, the payment of dividends is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

Performance Graph.

Total Return To Shareholders(1)

(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	2008	2009	2010	2011	2012
International Flavors & Fragrances	-36.64	42.43	38.06	-3.81	29.72
S&P 500 Index	-37.00	26.46	15.06	2.11	16.00
Peer Group	-16.32	18.05	15.44	9.69	8.26

	INDEXED RETURNS Years Ending
Company Name / Index	Base Period 2007	2008	2009	2010	2011	2012
International Flavors & Fragrances	$100	$63.36	$90.24	$124.58	$119.84	$155.46
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
Peer Group	100	83.68	98.92	114.32	125.39	135.75

Peer Group Companies(2)
Alberto Culver Company	Hillshire Brands Co.	Unilever NV
Avon Products	Hormel Foods Corp.	YUM Brands, Inc.
Campbell Soup Co.	Kellogg Co.
Church & Dwight Co. Inc.	Estee Lauder Companies, Inc.
Clorox Company	McCormick & Company, Inc.
Coca-Cola Company	McDonald’s Corp.
Colgate-Palmolive Co.	Nestle SA
ConAgra Foods, Inc.	Pepsico Inc.
General Mills Inc.	Procter & Gamble Co.
H.J. Heinz Co.	Revlon Inc.
Hershey Company	Sensient Technologies Corp.

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2007, and that all dividends were reinvested.
(2)	Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Wm. Wrigley Jr. Company has been eliminated from the Peer Group for all years presented above due to its acquisition by Mars, Incorporated in October 2008. Alberto Culver Company ceased trading on May 9, 2011 and has only been included through that date. In July 2012, Sara Lee Corp. spun off certain of its businesses and changed its name to Hillshire Brands Co.

Issuer Purchases of Equity Securities.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total authorized amount of $250 million available under the repurchase program, approximately 3.8 million shares, or 4.7% of shares outstanding (based on the market price and shares outstanding as of December 31, 2012) could be repurchased under the program. This plan expires on December 31, 2014.

The Company did not purchase any of its shares during the fourth quarter of 2012.

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income Per Share(b)(c)
	Net Sales		Gross Profit		Net Income(a)		Basic		Diluted
Quarter	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
First	$710,616	$714,271	$285,399	$297,460	$81,056	$84,043	$1.00	$1.04	$0.99	$1.03
Second	721,317	715,589	301,543	284,423	88,596	76,188	1.09	0.94	1.08	0.93
Third	708,955	713,775	301,524	278,375	16,363	82,241	0.20	1.01	0.20	1.00
Fourth	680,558	644,383	287,068	244,398	68,119	24,394	0.83	0.30	0.83	0.30

	$2,821,446	$2,788,018	$1,175,534	$1,104,656	$254,134	$266,866	$3.11	$3.30	$3.09	$3.26

(a)	Q1-2012 includes $1.0 million of restructuring-related costs, net of tax, associated with the Strategic Initiative, which mostly consisted of a realignment of our Fragrances business unit in addition to a reduction of workforce across Fragrances, Flavors and corporate functions and a $10.6 million tax benefit from the corporate restructuring of certain foreign subsidiaries. In addition, Q1 and Q2 include $9.4 million and $2.9 million, respectively, of a current income tax provision related to the Spanish dividend withholding cases. Q3-2012 includes tax charges of $72.4 million related to the overall Spanish tax settlement.

Q2-2011 includes $3.0 million of restructuring related costs, net of tax, associated with facility rationalizations within our European Fragrance business and a $5.8 million charge related to the reduction of deferred tax assets as a result of U.S. state law changes. Q4-2011 includes $6.9 million of restructuring related costs, net of tax, substantially all of which is associated with the 2011 Strategic Initiative, which mostly consisted of a realignment of our Fragrances business unit in addition to a reduction of workforce across Fragrances, Flavors and corporate functions and $29.8 million of Mane patent litigation settlement costs, net of tax.

(b)	Q3-2012 includes tax charges of $0.88 per diluted share related to the overall Spanish tax settlement.

Q4-2011 includes a $0.36 after-tax charge per diluted share related to the Mane patent litigation settlement costs and an $0.08 after-tax charge per diluted share related to restructuring-related costs.

(c)	The sum of the 2012 Net Income per diluted share and the 2011 Net Income per basic share by quarter does not equal the earnings per respective share for the full year due to rounding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

FIVE-YEAR SUMMARY

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2012	2011	2010	2009	2008
Consolidated Statement of Income Data
Net sales	$2,821,446	$2,788,018	$2,622,862	$2,326,158	$2,389,372

Cost of goods sold	1,645,912	1,683,362	1,530,260	1,391,913	1,418,441
Research and development expenses(e)	233,713	219,781	218,772	184,771	196,863
Selling and administrative expenses(b)	453,535	443,974	447,392	390,885	400,723
Restructuring and other charges, net(a)	1,668	13,172	10,077	18,301	18,212
Interest expense	41,753	44,639	48,709	61,818	74,008
Other expense (income), net	1,450	9,544	8,059	1,921	(2,797)

	2,378,031	2,414,472	2,263,269	2,049,609	2,105,450

Income before taxes	443,415	373,546	359,593	276,549	283,922
Taxes on income(f)	189,281	106,680	96,036	81,023	54,294

Net income	$254,134	$266,866	$263,557	$195,526	$229,628

Percentage of net sales	9.0	9.6	10.0	8.4	9.6
Percentage of average shareholders’ equity	21.5	25.3	29.7	28.9	38.0
Net income per share — basic	$3.11	$3.30	$3.29	$2.48	$2.89
Net income per share — diluted	$3.09	$3.26	$3.26	$2.46	$2.86
Average number of diluted shares (thousands)	81,833	81,467	80,440	79,094	79,723

Consolidated Balance Sheet Data
Cash and cash equivalents	$324,422	$88,279	$131,332	$80,135	$178,467
Receivables, net	499,443	472,346	451,804	444,265	400,971
Inventories	540,658	544,439	531,675	444,977	479,567
Property, plant and equipment, net	654,641	608,065	538,118	501,293	496,856
Goodwill and intangible assets, net	702,270	708,345	714,416	720,530	726,683
Total assets	3,249,600	2,965,581	2,872,455	2,644,774	2,749,913
Bank borrowings, overdrafts and current portion of long-term debt	150,071	116,688	133,899	76,780	101,982
Long-term debt	881,104	778,248	787,668	934,749	1,153,672
Total Shareholders’ equity(d)	1,252,555	1,107,407	1,003,155	771,910	580,642

Other Data
Current ratio(c)	2.5	2.3	2.0	2.3	2.6
Additions to property, plant and equipment	$126,140	$127,457	$106,301	$66,819	$85,395
Depreciation and amortization expense	76,667	75,327	79,242	78,525	75,986
Cash dividends declared per share	$1.30	$1.16	$1.04	$1.00	$0.96
Number of shareholders of record at year-end	2,430	2,587	2,758	3,004	3,167
Number of employees at year-end	5,715	5,644	5,514	5,377	5,338

(a)	Restructuring and other charges ($1,047 after tax) in 2012, ($9,444 after tax) in 2011, ($8,928 after tax) in 2010, ($14,763 after tax) in 2009 and ($12,583 after tax) in 2008 were the result of various restructuring and reorganization programs of the Company.
(b)	Includes $33,495 ($29,846 after tax) in 2011 of costs associated with the Mane patent litigation settlement.
(c)	Current ratio is equal to current assets divided by current liabilities.
(d)	Includes noncontrolling interests for all periods presented.
(e)	The 2008 period has been revised to properly recognize R&D expense, net of R&D credits. Previously, these credits were reflected as a reduction of tax expense.
(f)	The 2012 amount includes after tax charges of $72,362 related to the overall Spanish tax settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Overview

We create, manufacture and supply flavors and fragrances for the food, beverage, personal care and household-products industries either in the form of compounds or individual ingredients. Our flavors and fragrance compounds combine a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists.

Flavors are the key building blocks that impart taste in processed food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our flavors business is more regional in nature, with different formulas that reflect local tastes and ingredients. As a leading creator of flavors, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our flavors compounds are ultimately used by our customers in four end-use categories: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy.

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

Development of new flavors and fragrance compounds is driven by a variety of sources including requests from our customers, who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process between our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.

Our 25 largest customers accounted for 53% of total sales in 2012; this percentage has remained fairly constant for several years. A key factor for commercial success is inclusion on the strategic customers’ core supplier lists, opening opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Fragrances and our global customers within Flavors.

The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. The flavors and fragrances market is estimated to be approximately $18 billion; however the exact size of the global market is not available due to fragmentation of data. We, together with the other top three companies are estimated to comprise approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.

Sales in 2012 grew 1% on a reported basis and 4% in local currency (LC) terms (or 5% on a like-for-like basis, excluding the effects of the exit of low margin sales activities) as a result of our broad and diverse portfolio of end-use product categories and geographies and despite the market and macro-economic challenges we faced. Flavors achieved LC growth of 5% for 2012, or 8% on a like-for-like basis. Fragrances achieved LC growth of

3% for 2012, resulting from Fragrance Compounds LC sales growth more than offsetting the LC sales decline in Fragrance Ingredients of 10%. The decline in Fragrance Ingredients was a result of price driven volume declines principally related to commodity products. The fourth quarter showed improvement in Fragrance Ingredients versus double-digit declines during the first nine months of 2012; however we do not expect to continue to see this level of improvement going forward. Overall, our 2012 results continued to be driven by our strong emerging market presence that represented 47% of total sales and experienced 8% LC growth in 2012. From a geographic perspective, all four regions delivered LC growth in 2012; led by LA with 12% LC sales growth.

2012 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLIONS)	2012	Percent of sales	2011	Percent of sales	2010	Percent of sales
Europe, Africa and Middle East (EAME)	$913	32%	$957	34%	$897	34%
Greater Asia (GA)	772	27%	745	27%	677	26%
North America (NOAM)	694	25%	678	24%	651	25%
Latin America (LA)	442	16%	408	15%	398	15%

Total net sales, as reported	$2,821		$2,788		$2,623

	Year Ended December 31,
Sales by End-Use Product Category	2012	2011	2010
Flavor Compounds	49%	48%	46%
Functional Fragrances	23%	23%	23%
Fine Fragrance and Beauty Care	19%	18%	19%
Fragrance Ingredients	9%	11%	12%

Total Net Sales	100%	100%	100%

FINANCIAL PERFORMANCE OVERVIEW

Reported sales for 2012 increased 1% year-over-year as both Flavors and Fragrances benefited from new wins (net of losses) and price increases that offset price driven volume declines in Fragrance Ingredients, principally related to commodity products, and volume declines on existing business in both Flavors and Fragrance Compounds. Exchange rate variations represented a 3% decrease in year-over-year sales. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. LC sales growth of 4% (or 5% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors) in 2012 was consistent with our long-term strategic target of 4%-6% LC growth. We saw sequential improvement in LC sales growth during each quarter of 2012, despite an increasing impact of the exit of low margin sales activities in Flavors during the year. We expect that the negative impact on LC sales growth from the current initiative to exit low margin sales activities will effectively end at the end of the first half of 2013. For 2013, we believe that LC growth (including the negative impact from the exit of low margin sales activities) will be at the lower end of our long-term financial targets reflecting continued volatility in macro-economic and uncertain fiscal conditions in key markets along with continued pressure in the commodity components of our Fragrance Ingredients business.

On a long-term basis we expect that sales growth for the industry will generally be in line with the underlying assumptions that support our long-term strategic goals, albeit with some risk in the near term given the continuing global economic uncertainty. We believe changing social habits resulting from increased disposable income, improved focus on personal health and wellness awareness should help drive growth of our consumer product customers’ business, especially in the emerging markets we have targeted, such as India, China, Indonesia and Brazil.

Gross margins increased 210 basis points (bps) year-over-year as a result of price realization, moderating increases in input costs, improved manufacturing leverage, mix improvements (including the impact of the exit of low margin sales activities in Flavors) and ongoing cost reduction efforts. While we have begun to realize slight declines in year-over-year raw material costs late in 2012, raw material costs remain at elevated levels. We intend to continue to pursue options to enable us to recover the cost increases that we have experienced during 2011-2012 and to improve our margins through operational performance and mix enhancement. We expect to continue to see year-over-year gross margin expansion in 2013 as we fully benefit from the actions taken in 2012 combined with a benign raw material cost environment.

Operating profit increased $58.9 million to $486.6 million (17.2% of sales) in 2012 compared to $427.7 million (15.3% of sales) in 2011. We were able to help compensate for the significant input cost pressure and higher incentive compensation through price increases, maintaining a strict cost discipline, exiting certain low margin sales activities within Flavors and executing against our strategy to improve our portfolio through innovation.

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

Despite the near-term challenges we faced during 2012, we continued to execute against the strategic priorities identified during our 2010 assessment. In particular, ensuring that we have adequate resources and capabilities in place to support planned growth in emerging markets through investments and key technologies was the primary driver within the $126 million (4.5% of sales) of capital spending during 2012. In 2013, we again expect capital spending to approach 5% as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations were $323.8 million or 11.5% of sales in 2012, including an outflow of cash of $105.5 million associated with the Spanish tax settlement, as compared to cash flows from operations of $189.2 million (including a $40 million cash outflow related to a patent litigation settlement) or 6.8% of sales during 2011. Excluding the Spanish tax and patent litigation settlements from each period, our adjusted cash flow from operations nearly doubled to $429.3 million in 2012 from $229.2 million in 2011.

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales	$2,821,446	$2,788,018	$2,622,862	1.2%	6.3%
Cost of goods sold	1,645,912	1,683,362	1,530,260	-2.2%	10.0%

Gross profit	1,175,534	1,104,656	1,092,602
Research and development (R&D) expenses	233,713	219,781	218,772	6.3%	0.5%
Selling and administrative (S&A) expenses	453,535	443,974	447,392	2.2%	-0.8%
Restructuring and other charges, net	1,668	13,172	10,077	-87.3%	30.7%

Operating profit	486,618	427,729	416,361
Interest expense	41,753	44,639	48,709	-6.5%	-8.4%
Other expense, net	1,450	9,544	8,059	-84.8%	18.4%

Income before taxes	443,415	373,546	359,593
Taxes on income	189,281	106,680	96,036	77.4%	11.1%

Net income	$254,134	$266,866	$263,557

Net income per share — diluted	$3.09	$3.26	$3.26	-5.0%	-0.1%
Gross margin	41.7%	39.6%	41.7%	210.0	-210.0
R&D as a percentage of sales	8.3%	7.9%	8.3%	40.0	-40.0
S&A as a percentage of sales	16.1%	15.9%	17.1%	20.0	-120.0
Operating margin	17.2%	15.3%	15.9%	190.0	-60.0
Effective tax rate	42.7%	28.6%	26.7%	1410.0	190.0

Segment net sales
Flavors	$1,378,377	$1,347,340	$1,203,274	2.3%	12.0%
Fragrances	1,443,069	1,440,678	1,419,588	0.2%	1.5%

Consolidated	$2,821,446	$2,788,018	$2,622,862

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

2012 IN COMPARISON TO 2011

Sales

Sales for 2012 totaled $2.8 billion, an increase of 1% from the prior year. Excluding currency impacts, LC sales grew by 4% (or 5% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors), driven principally by new wins and the realization of price increases. LC sales growth was largely driven by new customer wins, with price offset by volume reductions on existing business, primarily in Fragrance Ingredients.

Flavors Business Unit

On a reported basis, Flavors sales increased 2%; excluding the impact of foreign currency, LC sales for the Flavors business increased 5% versus the prior year period. Excluding the impact of a 3% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 8% on a like-for-like basis. The increase was driven by new wins and the realization of price increases. LC growth was led by double-digit gains in Beverages and single-digit gains in Dairy and Savory, all of which benefited from new wins, supported by our innovative technology, and price increases that have compensated for volume declines. Regionally, the business benefited from high single-digit LC growth in GA and single-digit LC growth in NOAM, EAME and LA. LC growth in GA reflects growth in all categories led by high single-digit gains in Savory, Sweet and Dairy. Overall, like-for-like sales growth was stable, with mid to high single-digit growth in each quarter of 2012. Sales in NOAM were led by double-digit gains in Beverages. The improvement in EAME reflects high single-digit gains in Savory and mid single-digit gains in Beverages. EAME performance continues to be led by our performance in the emerging market countries within the region. LA LC growth of 4% was driven by mid single-digit gains in Beverages and Savory and double-digit gains in Dairy. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 49% of total Flavors sales.

Fragrances Business Unit

The Fragrances business remained flat in reported sales and was up 3% in LC terms compared to a 1% LC sales decrease in 2011 over 2010. New wins and the realization of price increases across Fragrance Compounds were partially offset by volume declines in existing business, most notably in Fragrance Ingredients principally related to commodity products. However, we saw an improvement in Fragrance Ingredients growth during the fourth quarter driven by short-term customer order patterns. Year-over-year 2012 LC sales performance was led by high single-digit growth in Fabric Care and Beauty Care categories along with mid single-digit gains in Personal Wash and Fine Fragrance. Fragrance Compounds sales improved in each quarter of 2012. Offsetting these gains was a 10% decline in Fragrance Ingredients. LC growth within the regions was led by LA at 15% reflecting double-digit gains in all Fine and Beauty Care categories and double-digit and high single-digit gains in the Functional Fragrance categories, which was partially offset by declines in Fragrance Ingredients of approximately 8%. NOAM and GA experienced sales growth of 2% and 1%, respectively, reflecting mid-to-high single-digit gains in Fine Fragrance, Fabric Care and Personal Wash categories and double-digit growth in NOAM Hair Care, which were partially offset by volume declines in Fragrance Ingredients. EAME sales decreased slightly reflecting double-digit gains in Fabric Care and single-digit gains in Personal Wash that were more than offset by double-digit volume declines in Fragrance Ingredients. Emerging markets accounted for all of the growth on a global basis. Overall, emerging markets represented 46% of total Fragrances sales.

Sales Performance by Region and Category

		% Change in Sales — 2012 vs 2011
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	6%	3%	-5%	2%	3%	2%
EAME	Reported	-7%	-1%	-17%	-7%	-1%	-5%
	Local Currency(1)	0%	6%	-13%	-1%	6%	2%
LA	Reported	22%	11%	-9%	13%	0%	9%
	Local Currency(1)	26%	12%	-8%	15%	4%	12%
GA	Reported	1%	5%	-16%	1%	5%	4%
	Local Currency(1)	3%	6%	-16%	1%	7%	5%
Total	Reported	3%	4%	-12%	0%	2%	1%
	Local Currency(1)	7%	7%	-10%	3%	5%	4%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2012 period.

•

NOAM reported growth reflects 3% Flavors growth as strong new wins and realization of price increases in Beverages and Dairy more than offset volume declines in Sweet and Savory. In Fragrances, Fine and Beauty Care sales increased 6% as compared to a decline of 3% in the comparable 2011 period. Functional Fragrances sales were up 3% versus last year as new wins and volume gains in Fabric Care and Personal Wash offset lower volumes on existing business in Home Care. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced high single-digit growth.

•

EAME LC growth was led by 6% growth in Flavors resulting from high single-digit growth in Savory along with mid single-digit growth in Beverages and low single-digit growth in Sweet. This growth was mainly due to new wins within our emerging markets in the region, as well as the realization of price increases. Functional Fragrances experienced 6% growth driven by double-digit gains in Fabric Care, which was more than offset volume declines in Fragrance Ingredients of 13% year-over-year.

•

LA LC sales growth of 12% was driven by double-digit gains in Fragrance Compounds, reflecting double-digit LC sales growth in Fine and Beauty Care and double-digit and high single-digit growth in Functional Fragrance categories, which were only partially offset by high single-digit volume declines in Fragrance Ingredients. Flavors LC sales growth was 4%, driven by mid single-digit gains in Beverages and Savory and double-digit gains in Dairy, which were only partially offset by low single-digit declines in Sweet.

•

GA delivered solid LC sales growth of 5%, led by high single-digit gains in Savory, Sweet and Dairy, along with mid single-digit growth in Beverages. Functional Fragrances experienced mid single-digit growth led by mid single-digit growth in Fabric Care and high single-digit growth in Personal Wash. Within Fine and Beauty Care, Fine Fragrance experienced mid single-digit LC sales growth followed by low single-digit growth in Hair Care. Fragrance Compounds were partially offset by double-digit declines in Fragrance Ingredients.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 210 bps to 58.3% in 2012 compared to 60.4% in 2011. The improvement versus last year was mainly driven by price realization, manufacturing efficiencies and favorable sales mix that more than offset higher raw material costs. Overall, raw material costs have increased approximately 4% on a year-over-year basis. Late in the fourth quarter, we began to see slight year-over-year declines in raw material costs. We expect to see further declines in 2013, albeit minor in value.

Research and Development (R&D)

R&D expenses increased approximately $13.9 million versus the prior year as a result of additional investments in technology and innovation, consistent with our strategy to accelerate levels of innovation into the marketplace. Our product portfolio is actively managed to support gross margin expansion and growth initiatives in advantaged categories, while improving margins in less advantaged categories, which included exiting lower margin sales activities. Overall R&D expenses increased 40 bps as a percentage of sales from 7.9% in 2011 to 8.3% in 2012.

Selling and Administrative (S&A)

S&A, as a percentage of sales, increased 20 bps to 16.1% versus 15.9%. The 2011 amount includes $33.5 million related to the Mane patent litigation settlement. Excluding this amount, our adjusted S&A in 2011 would have been 14.7% of sales. The increase in S&A expenses was driven by planned spend in sales activities (mainly in emerging markets), higher incentive compensation and pension expenses, and provision adjustments for allowance for doubtful accounts.

Restructuring and Other Charges

Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)
	2012	2011
Flavors	$(36)	$1,475
Fragrances	1,636	11,224
Global	68	473

Total	$1,668	$13,172

Strategic Initiative

In December 2011, we recorded a charge to cover a restructuring which involved a reduction in workforce as well as a realignment of responsibilities in our Fragrances business unit. This alignment partly addresses issues identified in our 2010 strategic review process towards improving the underperforming areas of our portfolio. It resulted in the redeployment of creative resources in emerging markets and the reorganization from a regional to a global category structure. We implemented a plan to streamline business operations globally which resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. As a result, we recorded a provision for severance costs of $9.8 million to Restructuring and other charges. We recorded an additional net charge of $1.7 million during the twelve months ended December 31, 2012, principally attributable to adjustments based on the final separation terms with affected employees. We realized pre-tax savings of approximately $8 million in 2012.

European Rationalization Plan

During the second quarter 2011, we executed a partial settlement of our pension obligations with the former employees of the Drogheda, Ireland facility. As a result, we recorded a charge of $3.9 million related to the European rationalization plan to cover settlements and special termination benefits. This settlement was funded primarily through pension plan investment trust assets.

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

In the aggregate as of December 31, 2012, we have recorded expenses of $34.1 million relating to the European Rationalization Plan and $11.5 million for the Strategic Initiative, of which $39.3 million was recorded to Restructuring and other charges, net and $6.3 million was recorded to Cost of goods sold, R&D and Selling and administrative expenses. We do not anticipate any further expenses related to the European Rationalization Plan.

Operating Results by Business Unit

We evaluate the performance of business units based on segment profit which is operating profit before Restructuring and other charges, net, Interest expense, Other expense, net and Taxes on income. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Segment profit:
Flavors	$298,326	$284,246
Fragrances	238,379	226,560
Global Expenses	(48,419)	(36,410)
Restructuring and other charges, net	(1,668)	(13,172)
Mane patent litigation settlement	—	(33,495)

Operating Profit	$486,618	$427,729

Profit margin
Flavors	21.6%	21.1%
Fragrances	16.5%	15.7%
Consolidated	17.2%	15.3%

Flavors Business Unit

Flavors segment profit totaled $298.3 million in 2012 (21.6% of sales) compared to $284.2 million (21.1% of sales) in the comparable 2011 period. The improvement in profitability was mainly driven by strong sales performance, favorable category mix and the realization of price increases that more than offset higher raw material costs and ongoing investments in R&D.

Fragrances Business Unit

Fragrances segment profit totaled $238.4 million in 2012 (16.5% of sales), compared to $226.6 million (15.7% of sales) reported in 2011. The increase in profitability was driven by the improved category mix and pricing, combined with ongoing cost discipline and other margin improvement initiatives, including the Strategic Initiative that was announced in early 2012, that more than offset higher raw material costs.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2012, Global expenses were $48.4 million compared to $36.4 million during 2011. The increase principally includes higher incentive compensation and pension costs.

Interest Expense

In 2012, interest expense decreased $2.9 million to $41.8 million. The decrease in interest expense reflects lower levels of outstanding debt. Average cost of debt was 4.6% for the 2012 period compared to 4.7% in 2011.

Other Expense, Net

Other expense, net decreased approximately $8.1 million to $1.5 million in 2012 versus $9.5 million in 2011. The improvement was largely driven by favorable realized and unrealized foreign exchange losses/gains on working capital balances.

Income Taxes

The effective tax rate was 42.7% in 2012 as compared to 28.6% in 2011. Included in 2012 results are tax charges of $72.4 million associated with the Spanish tax settlement and pre-tax restructuring charges of $1.7 million ($1.1 million after-tax). Excluding these items, the adjusted effective tax rate for 2012 was 26.4%. The 2011 period included $33.5 million of pre-tax expense related to the patent litigation settlement and pre-tax restructuring charges of $13.2 million. Excluding these items and $7.3 million of associated tax benefits, the adjusted effective tax rate for 2011 was 27.1%. The reduction of the adjusted effective tax rate in 2012 versus the prior year period reflects a lower cost of repatriation, a $10.6 million benefit related to the corporate restructuring of certain of our foreign subsidiaries, and the absence of a write-off in 2011 of deferred tax assets in the U.S. associated with state law changes, partially offset by approximately $12.0 million of charges related to the Spanish dividend withholding cases and the absence of the U.S. R&D tax credit in 2012.

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

Flavors Business Unit

On a reported basis, Flavors sales increased 12%; excluding the impact of foreign currency, LC sales for the Flavors business increased 9% versus the prior year period. The increase was driven by new business with our customers, followed by the realization of price increases and growth in the underlying demand for our customers’ products. Sales growth in 2011 includes the impact of exiting approximately $6 million of low margin sales activities. LC growth was led by double-digit gains in Savory and Beverages and single-digit gains in Sweet (Confectionery), all of which benefited from new business, higher volumes and realization of price increases. Regionally, the business benefited from double-digit growth in NOAM and EAME whereas GA had high single-digit LC growth. The improvement in EAME reflects growth in all categories led by near or double-digit gains in Savory, Beverages and Sweet. EAME performance continues to be led by our performance in the emerging market countries within the region. Sales in NOAM were led by double-digit gains in Savory and Beverages. LC growth in GA was driven by double-digit gains in Beverages and Dairy followed by high single-digit gains in Sweet. LA LC growth of 4% was driven by double-digit gains in Sweet and Dairy as well as mid single-digit growth in Savory. Globally, Flavors growth was led by double-digit growth in emerging markets.

Fragrances Business Unit

The Fragrances business experienced a 1% increase in reported sales and was down 1% in LC terms compared to 16% LC sales growth during 2010. New wins and the realization of price increases were more than offset by declines in existing business, most notably in Fragrance Ingredients, principally related to commodity products, and Fine Fragrance. Year-over-year 2011 LC sales performance was led by double-digit growth in Home Care along with low single-digit gains in Beauty Care and Fabric Care categories. Offsetting these gains was a 9% decline in Fragrance Ingredients compared to an 18% increase during 2010. LC growth within the regions was led by GA at 2%, mainly due to new business and slightly higher volumes, notably within the Fabric Care which had double-digit LC gains. All other regions were flat to slightly down reflecting gains in Hair Care and Home Care that were largely offset by volume declines in Fine Fragrance in North America as well as declines in Fragrance Ingredients in all regions. Global growth was led by single-digit growth in emerging markets which represented more than 40% of total Fragrance sales.

Sales Performance by Region and Category

		% Change in Sales — 2011 vs 2010
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-3%	3%	-4%	-1%	10%	4%
EAME	Reported	6%	6%	-10%	2%	15%	7%
	Local Currency(1)	1%	2%	-13%	-2%	10%	2%
LA	Reported	1%	3%	-8%	1%	5%	2%
	Local Currency(1)	-1%	3%	-9%	0%	4%	1%
GA	Reported	4%	5%	1%	4%	14%	10%
	Local Currency(1)	2%	4%	-2%	2%	9%	6%
Total	Reported	3%	5%	-6%	1%	12%	6%
	Local Currency(1)	0%	3%	-9%	-1%	9%	4%

(1)	Local currency sales growth is calculated by translating 2010 sales at the exchange rates for the corresponding 2011 period.

•

NOAM reported growth was led by 10% Flavors growth as strong new wins and realization of price increases in Savory and Beverages more than offset volume declines in Sweet and Dairy. Fine and Beauty Care sales declined 3% reflecting very strong year-ago comparables of +11% (including re-stocking benefits in 2010). Functional Fragrance sales were up 3% versus last year as new wins and volume gains in Home Care offset lower volumes on existing business in Fabric Care and Personal Wash.

•

EAME LC growth was led by 10% growth in Flavors resulting from double-digit growth in Savory along with high single-digit growth in Beverages and Sweet. This growth was mainly due to new wins within our emerging markets in the region, as well as the realization of price increases and volume. Fine and Beauty Care delivered 1% year-over-year LC growth despite exceptional performance of 31% growth in the prior year period. Fragrance Ingredients LC sales decreased 13% coming off very strong growth of 17% in the comparable 2010 period.

•

LA LC sales growth of 1% was driven by double-digit gains in Sweet and Dairy that was offset by a flat performance in Beverages. Within Fragrances, single-digit LC sales growth in Fabric Care and Home Care were offset by volume softness in Fragrance Ingredients, which experienced 14% growth in 2010.

•

GA delivered solid LC sales growth of 6%, led by near double-digit gains in Flavors, due to double-digit gains in Beverages and Dairy, along with double-digit gains in Fabric Care and single-digit sales growth in Hair Care and Home Care.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, increased 210 basis points (bps) to 60.4% in 2011 compared to 58.3% in 2010. The increase versus prior year was mainly driven by higher raw material costs combined with a slightly less favorable sales mix. Overall, raw material costs have increased approximately 10% on a year-over-year basis. These effects were partially offset by improved operating leverage, ongoing margin recovery efforts in both businesses, including pricing, and benefits associated with the European rationalization that was completed in late 2010.

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

Restructuring and Other Charges

	Restructuring Charges
	( In Thousands)		Positions Affected
	2011	2010	2011	2010
Flavors	$1,475	—	14	0
Fragrances	11,224	10,077	54	(10)
Global	473	—	4	0

Total	$13,172	$10,077	72	(10)

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

European Rationalization Plan

During the second quarter 2011, we executed a partial settlement of its pension obligations with the former employees of the Drogheda, Ireland facility. As a result we recorded a charge of $3.9 million related to the European Rationalization Plan to cover settlements and special termination benefits. This settlement was funded primarily through pension plan investment trust assets.

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

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other expense, net and Taxes on income. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2011	2010
Segment profit:
Flavors	$284,246	$242,528
Fragrances	226,560	244,966
Global Expenses	(36,410)	(61,056)
Restructuring and other charges, net	(13,172)	(10,077)
Mane patent litigation settlement	(33,495)	—

Operating Profit	$427,729	$416,361

Profit margin
Flavors	21.1%	20.2%
Fragrances	15.7%	17.3%
Consolidated	15.3%	15.9%

Flavors Business Unit

Flavors segment profit totaled $284.2 million in 2011 (21.1% of sales) compared to $242.5 million (20.2% of sales) in the comparable 2010 period. The improvement in profitability was mainly driven by strong sales growth and increased operating leverage, the realization of price increases and margin improvement initiatives that more than offset the effects of higher raw material costs and less favorable sales mix.

Fragrances Business Unit

Fragrances segment profit totaled $226.6 million in 2011 (15.7% of sales), compared to $245.0 million (17.3% of sales) reported in 2010. The decline in profit was driven by sharply higher input costs and weaker sales mix that could only be partially offset by the realization of price increases, the benefits of the European restructuring, other margin improvement initiatives, and lower incentive compensation.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2011, Global expenses were $36.4 million compared to $61.1 million during 2010. The decline principally reflects lower incentive compensation.

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

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $324.4 million at December 31, 2012 compared to $88.3 million at December 31, 2011, of which $102.7 million of the balance at December 31, 2012 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.

Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to realize U.S. deferred tax assets. The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $97.6 million, $119.5 million and $360.5 million in 2012, 2011 and 2010, respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in 2012 were $323.8 million, which includes an outflow of cash of $105.5 million associated with the Spanish tax settlement (as discussed in Note 9 to the Consolidated Financial Statements), compared to an inflow of $189.2 million, which included a patent litigation settlement payment of $40.0 million, and $315.1 million in 2011 and 2010, respectively. The cash flow impact associated with core working capital (trade receivables, inventories and accounts payable) decreased compared to 2011. Operating cash flows versus the prior year also reflects lower incentive compensation payments and tax payments made in 2012 compared to 2011 (as a result of strong 2010 performance).

Working capital (current assets less current liabilities) totaled $949.8 million at year-end 2012 compared to $752.7 million at December 31, 2011. This increase in working capital primarily reflects a $236 million increase in cash balances partly associated with additional drawdowns under the New Facility.

As of December 31, 2012, net trade receivables increased by $27.1 million as compared to December 31, 2011 principally related to higher sales levels during the fourth quarter 2012 versus the fourth quarter.

CASH FLOWS USED IN INVESTING ACTIVITIES

Net investing activities in 2012 utilized $114.3 million compared to $131.2 million and $106.8 million in 2011 and 2010, respectively. The improvement in the investing activities was principally driven by the proceeds from the termination of life insurance contracts which are used to informally fund our Deferred Compensation Plan as discussed in Note 13 to the Consolidated Financial Statements.

Additions to property, plant and equipment were $126.1 million, $127.5 million and $106.3 million in 2012, 2011 and 2010, respectively, and are again expected to approach 5% of sales in 2013. Investments were largely focused on emerging markets and new technology consistent with our strategy.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net financing activities in 2012 had an inflow of $25.4 million compared to outflows of $100.7 million and $156.7 million in 2011 and 2010, respectively. The inflow of cash provided by financing activities in 2012 over the outflow of cash in 2011 principally reflects changes in the revolving credit facility borrowings in 2012 compared to 2011, which was partially offset by increased dividend payments in 2012 compared to 2011.

At December 31, 2012, we had $1,031.2 million of debt outstanding compared to $894.9 million outstanding at December 31, 2011.

We paid dividends totaling $130.9 million, $90.3 million and $81.2 million in 2012, 2011 and 2010, respectively. The cash dividend declared per share in 2012, 2011 and 2010 was $1.30, $1.16 and $1.04, respectively. The increase in the dividends paid from 2011 to 2012 reflects both a higher level of dividends declared in 2012 as well as the accelerated payment in December 2012 of our fourth quarter dividend.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total authorized amount of $250 million available under the repurchase program, approximately 3.8 million shares, or 4.7% of shares outstanding (based on the market price and shares outstanding as of December 31, 2012) could be repurchased under the program. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. No repurchases were made during the fourth quarter of 2012.

CAPITAL RESOURCES

Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. While we are comfortable with our current leverage ratios, our cash generation and capital structure would support some increase in leverage. We believe our existing cash balances are sufficient to meet our debt service requirements, including $100 million, which is due July 12, 2013 related to our Senior Unsecured Notes issued in 2006.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during 2012 and 2011.

On November 9, 2011, IFF and certain subsidiaries (the “Borrowers”), entered into a new credit agreement with Citibank, N.A., as administrative agent and the other lenders, agents, arrangers and bookrunners to replace the previous credit agreement set to expire November 23, 2012. The Credit Agreement which was amended and restated on March 9, 2012 provides for a revolving loan facility in an aggregate amount up to an equivalent of $942.0 million (the “New Facility”). There are three tranches under the New Facility. The Tranche A facility is available to all of the Borrowers other than IFF Spain in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $458 million and contains sublimits of $50.0 million for swing line borrowings. The Tranche B facility is available to all of the Borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $354.0 million and contains sublimits of €50.0 million for swing line borrowings. The Tranche C facility is available to all of the Borrowers in euros only in an aggregate amount up to €100,505,400. The New Facility will be available for general corporate purposes of each Borrower and its subsidiaries. The obligations under the New Facility are unsecured and the Company has guaranteed the obligations of each other Borrower under the New Facility. The New Facility will mature on November 9, 2016, but may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the New Facility. Borrowings under the New Facility bear interest at an annual rate of LIBOR plus a margin, currently 125 bps, linked to our credit rating. The interest rate under the New Facility at December 31, 2012 and 2011 was 1.41% and 1.77%, respectively. The New Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1.

Under the New Facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1.

Based on this ratio, at December 31, 2012 our covenant compliance would provide overall borrowing capacity of $1,186.2 million.

As of December 31, 2012 we had total borrowings under the New Facility of $296.7 million. The amount which we are able to draw down on under the Agreement is limited by financial covenants as described in more detail below. However, our drawdown capacity on the New Facility was limited to $648.2 million based on existing balances outstanding under the Facility at December 31, 2012.

At December 31, 2012 and 2011 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2012 our Net Debt/adjusted EBITDA (1) ratio was 1.20 to 1 as defined by the New Facility, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended December 31,
(DOLLARS IN MILLIONS)	2012	2011
Net income	$254.1	$266.9
Interest expense	41.8	44.6
Income taxes	189.3	106.7
Depreciation and amortization	76.7	75.3
Specified items(1)	1.7	46.7
Non-cash items(2)	16.1	20.9

Adjusted EBITDA	$579.7	$561.1

(1)	Specified items for the 12 months ended December 31, 2012 of $1.7 million of restructuring charges related to the 2011 Strategic Initiative. Specified items for the 12 months ended December 31, 2011 of $46.7 million consists of $33.5 million of the Mane patent litigation settlement and $13.2 million of restructuring charges related to the 2011 Strategic Initiative and pension settlement costs related to our European rationalization.
(2)	Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s New Facility agreement, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	December 31,
(DOLLARS IN MILLIONS)	2012	2011
Total debt	$1,031.2	$894.9
Adjustments:
Deferred gain on interest rate swaps	(9.0)	(11.0)
Cash and cash equivalents	(324.4)	(88.3)

Net debt	$697.8	$795.6

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2012 and 2011, we spent $2 million on capital projects and $16 million and $17 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

CONTRACTUAL OBLIGATIONS

At December 31, 2012, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (Dollars In Millions)	Total	2013	2014-2015	2016-2017	2018 and thereafter
Borrowings(1)	$1,022	$150	$—	$622	$250
Interest on borrowings(1)	284	48	79	64	93
Operating leases(2)	269	29	49	39	152
Pension funding obligations(3)	66	22	44	—	—
Postretirement obligations(4)	119	5	11	13	90
Purchase commitments(5)	136	64	72	—	—

Total	$1,896	$318	$255	$738	$585

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.
(2)	Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 7 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 16 of the Notes to the Consolidated Financial Statements.
(3)	See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2015 are not currently determinable.
(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.
(5)	Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

The table above does not include $41.2 million of the total unrecognized tax benefits for uncertain tax positions and approximately $7.4 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, the Company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and accompanying disclosures. These estimates are based on management’s best judgment of current events and actions that we may undertake in the future. Actual results may ultimately differ from estimates.

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

The periodic assessment of potential impairment of intangible assets acquired in business combinations. We currently have net intangible assets, including goodwill, of $702.3 million. In the fourth quarter of fiscal 2011, we early adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” We conduct a qualitative assessment as of November 30th on an annual basis or more frequently when significant change in circumstances that would be considered a triggering event indicate that the carrying amount of goodwill may not be recoverable. The goodwill qualitative impairment assessment requires us to perform an assessment for each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In 2012, the Company re-evaluated its reporting unit structure and identified three reporting units: (1) Flavors, (2) Fragrance Compounds and (3) Fragrance Ingredients. Prior to 2012, the Company had identified two reporting units, Flavors and Fragrances. As a result, in 2012 the Company reallocated the goodwill previously allocated to its Fragrances reporting unit to its Fragrance Compounds and Fragrance Ingredients reporting units.

The qualitative assessment considers various factors for each reporting unit, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the reporting unit. If it is determined that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, we perform a “step one” goodwill impairment test. We completed our annual qualitative assessment as of November 30, 2012 for the Flavors reporting unit, which indicated no impairment of goodwill, as it was determined it is more likely than not that the fair values exceed the carrying value of our reporting unit. The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.

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

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We first determine whether it is “more likely than not” that we would sustain our tax position if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard. This evaluation is made at the time that we adopt a tax position and whenever there is new information and is based upon management’s evaluation of the facts, circumstances and information available at the reporting date. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain. We do not currently believe that any of our pending tax assessments, even if ultimately resolved against us, would have a material impact on our results of operations and cash flows.

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

With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 50% in equity securities and 50% in fixed income securities. The plan has achieved a compounded annual rate of return of 7.8% over the previous 20 years. At December 31, 2012, the actual asset allocation was: 50% in equity securities; 49% in fixed income securities; and 1% in cash equivalents.

The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55%-60% in fixed income securities; 20%- 25% in equity securities; 5%-10% in real estate; and 5%-10% in alternative investments. At December 31, 2012, the actual asset allocation was: 59% in fixed income investments; 22% in equity investments; 9% in real estate investments; 8% in alternative investments and 2% in cash and cash equivalents.

Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$17,816	$17,687	$1,181	$843
Non-U.S. Pension Plans	$33,889	$31,185	$2,733	$1,929
Postretirement Benefit Plan	N/A	$3,677	$236	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $7.3 million and $0.4 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.9 million and $0.4 million, respectively.

The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2012, we maintained 47% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.

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

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurements and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance enhances the disclosure requirements particularly for level 3 fair value measurements. This guidance was effective as of January 1, 2012 and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholders’ Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Although in December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely, the Company has adopted this revised guidance as of January 1, 2012 and it did not have an impact on the Company’s consolidated financial statements.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures in this Annual Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like sales (which eliminates the effects of local currency and the strategic decision to exit certain low margin sales), (iii) adjusted cash flow from operations (which excludes the impact of the payment pursuant to the Spanish tax settlement), (iv) adjusted S&A (which excludes the impact of the Mane patent settlement litigation) and (v) adjusted effective tax rate (which excludes the Spanish tax charge). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.

We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations and the exit of certain low margin sales activities on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts and payments pursuant to the Spanish tax settlement include actual cash outlays. We compensate for such limitations by using these measures as one of several metrics, including GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

International Flavors & Fragrances Inc.

Like-for-Like Flavors Sales Reconciliation

Twelve Months Ended December 31, 2012

	Reported Sales Growth	Local Currency Sales Growth(1)	Exit of Low Margin Sales Activities	Like-for- Like Sales Growth(2)
Total Company	1%	4%	1%	5%
Flavors
North America	3%	3%	6%	9%
EAME	-1%	6%	1%	7%
Latin America	0%	4%	2%	6%
Greater Asia	5%	7%	1%	8%
Total	2%	5%	3%	8%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2012 period.
(2)	Like-for-like is a non-GAAP metric that excludes the impact of exiting low margin sales activities and foreign exchange.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) improving business trends in 2012, (ii) our ability to capitalize on our strong emerging market presence to achieve our growth targets, (iii) the impact of our profit improvement initiatives, (iv) our competitive position in the market and financial performance in 2013, (v) future local currency growth rates and drivers of growth, (vi) the impact of our strategy to exit certain low margin sales activities in Flavors, (vii) our ability to continue to recover margins and offset the effects of elevated raw material costs, and (viii) our ability to leverage our knowledge of consumer trends and engage in collaborations that lead to new technologies, and (ix) the ultimate resolution of pending tax matters with the Spanish tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “may”, “estimate”, “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	the economic climate for the Company’s industry and demand for the Company’s products;

•	the ability of the Company to successfully implement its strategic plan and achieve the estimated savings;

•	fluctuations in the price, quality and availability of raw materials;

•	decline in consumer confidence and spending;

•	changes in consumer preferences;

•	the Company’s ability to predict the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company’s ability to successfully develop new and competitive products and enter and expand its sales in new and other emerging markets;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•

uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies, including the final assessment for the Company’s Spanish subsidiaries’ 2011 tax return and appeal regarding the tax assessments for the 2002-2003 fiscal years;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this 2012 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.

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

We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2012, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.

We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2012, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound, Indonesia Rupiah, Chinese Renminbi and South African Rand. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $25 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.

We have a Japanese Yen/U.S. dollar currency swap related to monthly sale and purchase of products between the U.S. and Japan. A hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Japanese Yen, the estimated fair value of the Company’s foreign currency forward contracts would not have a material effect.

We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $1.5 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.

We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $1.0 million.

At December 31, 2012, the fair value of our fixed rate debt was $882 million. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $4 million.

We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements on page 53. See Item 6 on page 25 for supplemental quarterly data.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on this assessment, management determined that, as of December 31, 2012, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012 as stated in their report which is included herein.

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

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information relating to directors and nominees of the Company is set forth in the IFF 2013 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2013 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.

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

The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.

The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2013 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2013

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2012	2011	2010
Net sales	$2,821,446	$2,788,018	$2,622,862

Cost of goods sold	1,645,912	1,683,362	1,530,260
Research and development expenses	233,713	219,781	218,772
Selling and administrative expenses	453,535	443,974	447,392
Restructuring and other charges, net	1,668	13,172	10,077
Interest expense	41,753	44,639	48,709
Other expense, net	1,450	9,544	8,059

	2,378,031	2,414,472	2,263,269

Income before taxes	443,415	373,546	359,593
Taxes on income	189,281	106,680	96,036

Net income	254,134	266,866	263,557
Other comprehensive income:
Foreign currency translation adjustments	17,687	(36,581)	(6,220)
(Losses) gains on derivatives qualifying as hedges	(4,455)	8,420	(1,442)
Pension and postretirement liability adjustment	(41,548)	(71,797)	3,285

Comprehensive income	$225,818	$166,908	$259,180

	2012	2011	2010
Net income per share — basic	$3.11	$3.30	$3.29
Net income per share — diluted	$3.09	$3.26	$3.26

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$324,422	$88,279
Receivables:
Trade	508,736	478,177
Allowance for doubtful accounts	(9,293)	(5,831)
Inventories	540,658	544,439
Deferred income taxes	65,635	54,054
Prepaid expenses and other current assets	142,401	158,102

Total Current Assets	1,572,559	1,317,220

Property, plant and equipment, net	654,641	608,065
Goodwill	665,582	665,582
Other intangible assets, net	36,688	42,763
Deferred income taxes	160,610	152,118
Other assets	159,520	179,833

Total Assets	$3,249,600	$2,965,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$150,071	$116,688
Accounts payable	199,272	208,759
Dividends payable	—	25,086
Restructuring and other charges	3,149	10,198
Other current liabilities	270,240	203,835

Total Current Liabilities	622,732	564,566

Other Liabilities:
Long-term debt	881,104	778,248
Deferred gains	44,674	47,855
Retirement liabilities	337,927	315,633
Other liabilities	110,608	151,872

Total Other Liabilities	1,374,313	1,293,608

Commitments and Contingencies (Note 16)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of December 31, 2012 and 2011; and outstanding 81,626,874 and 80,921,208 shares as of December 31, 2012 and 2011	14,470	14,470
Capital in excess of par value	127,504	128,631
Retained earnings	2,841,166	2,692,893
Accumulated other comprehensive (loss) income:
Cumulative translation adjustments	(93,722)	(111,409)
Accumulated (losses) gains on derivatives qualifying as hedges	(218)	4,237
Pension and postretirement liability adjustment	(309,685)	(268,137)
Treasury stock, at cost — 34,134,966 and 34,840,632 shares as of December 31, 2012 and 2011	(1,330,707)	(1,356,273)

Total Shareholders’ Equity	1,248,808	1,104,412

Noncontrolling interest	3,747	2,995

Total Shareholders’ Equity including noncontrolling interest	1,252,555	1,107,407

Total Liabilities and Shareholders’ Equity	$3,249,600	$2,965,581

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Cash flows from operating activities:
Net income	$254,134	$266,866	$263,557
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	76,667	75,327	79,242
Deferred income taxes	(15,878)	25,357	(13,301)
Gain on disposal of assets	(4,461)	(3,184)	(3,681)
Stock-based compensation	19,716	20,547	18,382
Pension settlement/curtailment	874	3,583	—
Spanish tax charges	72,362	—	—
Payments pursuant to Spanish tax settlement	(105,503)	—	—
Changes in assets and liabilities:
Trade receivables	(33,056)	(35,697)	(12,143)
Inventories	4,571	(25,199)	(86,250)
Accounts payable	(740)	(5,859)	39,973
Accruals for incentive compensation	34,632	(49,964)	45,709
Other current payables and accrued expenses	29,203	(45,491)	31,135
Changes in other assets	(9,969)	(22,428)	(49,786)
Changes in other liabilities	1,244	(14,668)	2,299

Net cash provided by operating activities	323,796	189,190	315,136

Cash flows from investing activities:
Additions to property, plant and equipment	(126,140)	(127,457)	(106,301)
Proceeds from disposal of assets	1,763	705	1,657
Maturity/termination of net investment hedges	1,960	(2,475)	1,719
Purchase of life insurance contracts	(1,127)	(1,936)	(3,858)
Proceeds from termination of life insurance contracts	9,283	—	—

Net cash used in investing activities	(114,261)	(131,163)	(106,783)

Cash flows from financing activities:
Cash dividends paid to shareholders	(130,943)	(90,250)	(81,181)
Net change in revolving credit facility borrowings and overdrafts	138,756	92,662	(103,190)
Repayments of long-term debt	—	(123,708)	—
Proceeds from issuance of stock under stock plans	9,211	14,656	26,224
Excess tax benefits on stock-based payments	8,380	5,933	1,403

Net cash provided by (used in) financing activities	25,404	(100,707)	(156,744)

Effect of exchange rate changes on cash and cash equivalents	1,204	(373)	(412)
Net change in cash and cash equivalents	236,143	(43,053)	51,197
Cash and cash equivalents at beginning of year	88,279	131,332	80,135

Cash and cash equivalents at end of year	$324,422	$88,279	$131,332

Cash paid for:
Interest	$48,077	$54,310	$54,087
Taxes(1)	$184,592	$87,785	$70,807
Noncash investing activities:
Accrued capital expenditures	$26,565	$24,050	$1,378

(1)	The 2012 amount includes $105.5 million pursuant to the Spanish tax settlement (see Note 9).

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumu- lated other comprehensive (loss) income	Treasury stock		Noncontrolling interest
					Shares	Cost
Balance at December 31, 2009	$14,470	$110,374	$2,339,205	$(270,974)	(36,604,447)	$(1,424,072)	$2,907

Net income			263,557				826
Cumulative translation adjustment				(6,220)
Losses on derivatives qualifying as hedges; net of tax $639				(1,442)
Pension liability and postretirement adjustment; net of tax $(2,429)				3,285
Cash dividends declared ($1.04 per share)			(83,056)
Stock options		(333)			779,317	30,461
Vested restricted stock units and awards		(11,544)			111,484	4,337
Stock-based compensation		13,844			162,171	6,062
Other		11,468

Balance at December 31, 2010	$14,470	$123,809	$2,519,706	$(275,351)	(35,551,475)	$(1,383,212)	$3,733
Net income			266,866				(738)
Cumulative translation adjustment				(36,581)
Gains on derivatives qualifying as hedges; net of tax $(3,504)				8,420
Pension liability and postretirement adjustment; net of tax $33,171				(71,797)
Cash dividends declared ($1.16 per share)			(93,679)
Stock options/SSAR’s		517			385,405	15,018
Vested restricted stock units and awards		(16,284)			190,813	7,449
Stock-based compensation		20,589			134,625	4,472

Balance at December 31, 2011	$14,470	$128,631	$2,692,893	$(375,309)	(34,840,632)	$(1,356,273)	$2,995
Net income			254,134				752
Cumulative translation adjustment				17,687
Losses on derivatives qualifying as hedges; net of tax $1,327				(4,455)
Pension liability and postretirement adjustment; net of tax $11,696				(41,548)
Cash dividends declared ($1.30 per share)			(105,861)
Stock options/SSAR’s		4,248			336,296	13,144
Vested restricted stock units and awards		(23,113)			263,645	10,298
Stock-based compensation		17,738			105,725	2,124

Balance at December 31, 2012	$14,470	$127,504	$2,841,166	$(403,625)	(34,134,966)	$(1,330,707)	$3,747

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. All periods presented were 52 week periods. For the 2012, 2011 and 2010 fiscal years, the actual closing dates were December 28, December 30 and December 31, respectively.

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

Revenue Recognition    The Company recognizes revenue when the earnings process is complete. This generally occurs when (i) title and risk of loss have been transferred to the customer in accordance with the terms of sale and (ii) collection is reasonably assured. Sales are reduced, at the time revenue is recognized, for applicable discounts, rebates and sales allowances based on historical experience. Related accruals are included in Other current liabilities in the accompanying Consolidated Balance Sheet.

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

Cash Equivalents    Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.

Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Raw materials	$256,728	$248,050
Work in process	7,804	6,992
Finished goods	276,126	289,397

Total	$540,658	$544,439

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

In 2012, the Company re-evaluated its reporting unit structure and identified three reporting units: (1) Flavors, (2) Fragrance Compounds and (3) Fragrance Ingredients. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. Prior to 2012, the Company had identified two reporting units, Flavors and Fragrances. As a result, in 2012 the Company reallocated the goodwill previously allocated to its Fragrances reporting unit to its Fragrance Compounds and Fragrance Ingredients reporting units.

The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units. In the fourth quarter of fiscal 2011, the Company early adopted ASU No. 2011-8 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The Company conducts a goodwill qualitative assessment as of November 30th on an annual basis or more frequently when significant change in circumstances that would be considered a triggering event indicate that the carrying amount of an asset may not be recoverable. The goodwill impairment qualitative assessment requires us to perform an assessment for each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The Company performed the qualitative assessment for the Flavors reporting unit which considered various factors, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts and issues or events specific to the reporting unit. If it is determined that it is more likely than not the carrying amount exceeds the fair value of a reporting unit, the Company performs a “step one” goodwill impairment test. The Company completed its annual qualitative assessment as of November 30, 2012 for the Flavors reporting unit, which indicated no impairment of goodwill, as it was determined it is more likely than not that the fair value exceeds the carrying value of our reporting unit.

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

The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. Pursuant to the accounting requirements, we first determine whether it is “more likely than not” sustain our tax position if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.

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

Retirement Benefits    Current service costs of retirement plans and postretirement health care and life insurance benefits are accrued. Prior service costs resulting from plan improvements are amortized over periods ranging from 10 to 20 years.

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

The Company records all derivative financial instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheet and are subsequently recognized in Net income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.

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

Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2012	2011	2010
Basic	81,108	80,456	79,495
Assumed dilution under stock plans	725	1,011	945

Diluted	81,833	81,467	80,440

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 132,000, 78,000 and none shares were outstanding at December 31, 2012, 2011 and 2010, respectively, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

The Company has issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share for each year and the number of PRS outstanding as of December 31, 2012, 2011 and 2010 was immaterial (approximately 0.6% of the total number of common shares outstanding). Net income allocated to such PRS during 2012, 2011 and 2010 was approximately $1.6 million, $1.7 million and $1.7 million, respectively.

Stock-Based Compensation    Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that provides a consistent definition of fair value and ensures that the fair value measurements and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance enhances the disclosure requirements particularly for level 3 fair value measurements. This guidance was effective as of January 1, 2012 and did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income. This revised guidance eliminates the option to present the components of Other comprehensive income (“OCI”) as part of the Consolidated Statement of Shareholders’ Equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. Although in December 2011, the FASB deferred the reclassification requirement of this guidance indefinitely, the Company has adopted this revised guidance as of January 1, 2012 and it did not have an impact on the Company’s consolidated financial statements.

Reclassifications and Revisions    Certain reclassifications have been made to the prior years’ financial statements to conform to the 2012 presentation.

The 2011 Consolidated Statement of Cash Flows has been revised to properly eliminate the non-cash effect of accrued capital expenditures of $18.1 million from the Changes in Accounts payable to the Changes in Other current payables and accrued expenses within Net cash provided by operating activities. In addition, the Company has revised its Consolidated Balance Sheet as of December 31, 2011 to properly reflect $2.1 million of allowance for doubtful accounts which had previously been netted against gross trade receivables. As a result, both gross trade accounts receivable and the related allowance for doubtful accounts increased by $2.1 million, resulting in no change to Trade receivables, net of allowances. These revisions are not considered material to the previously issued financial statements.

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

Strategic Initiative

In December 2011, the Company recorded a charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. As a result, the Company recorded a provision for severance costs of $9.8 million to Restructuring and other charges, net in our 2011 Consolidated Statement of Income and Comprehensive Income. The Company recorded an additional net charge of $1.7 million during the twelve months ended December 31, 2012, principally attributable to adjustments based on the final separation terms with affected employees.

In the aggregate for 2012, we have recorded expenses of $34.1 million relating to the European Rationalization Plan and $11.5 million for the Strategic Initiative, of which $39.3 million was recorded to Restructuring and other charges, net and $6.3 million recorded to Cost of goods sold, R&D expenses and Selling and administrative expenses. We do not anticipate any further expenses related to the European Rationalization Plan.

Reorganization Plan

Movements in related accruals during 2010, 2011 and 2012 are as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related and Other	Total
Balance January 1, 2010	$18,914	$—	$—	$18,914
Additional charges (reversals), net	4,370	—	5,707	10,077
Non-cash charges	—	—	(4,409)	(4,409)
Payments and other costs	(19,307)	—	(1,298)	(20,605)

Balance December 31, 2010	3,977	—	—	3,977
Additional charges (reversals), net	8,677	3,877	618	13,172
Non-cash charges	—	(3,139)	—	(3,139)
Payments and other costs	(1,880)	(738)	(618)	(3,236)

Balance December 31, 2011(1)	10,774	—	—	10,774
Additional charges (reversals), net	1,376	292	—	1,668
Non-cash charges	—	(292)	—	(292)
Payments and other costs	(9,001)	—	—	(9,001)

Balance December 31, 2012	$3,149	$—	$—	$3,149

(1)	$0.6 million of the remaining employee-related liability is classified in Other liabilities as of December 31, 2011 in the Consolidated Balance Sheet.

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT, NET

PP&E consists of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2012	2011
Asset Type
Land	$24,183	$26,468
Buildings and improvements	328,724	305,766
Machinery and equipment	790,445	717,626
Information technology	247,298	242,501
Construction in process	141,667	139,733

	1,532,317	1,432,094
Accumulated depreciation	(877,676)	(824,029)

	$654,641	$608,065

NOTE 4.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill by segment is as follows:

(DOLLARS IN THOUSANDS)	December 31, 2012 and 2011
Flavors	$319,479
Fragrances	346,103

Total	$665,582

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Gross carrying value(1)	$165,406	$165,406
Accumulated amortization	(128,718)	(122,643)

Total	$36,688	$42,763

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $6.1 million. Estimated annual amortization is $6.1 million for years 2013 and $4.7 million for 2014 through 2017.

NOTE 5.    OTHER ASSETS

Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Overfunded pension plans	$33,345	$67,518
Cash surrender value of life insurance contracts	51,391	56,177
Other	74,784	56,138

Total	$159,520	$179,833

NOTE 6.    OTHER CURRENT LIABILITIES

Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
Accrued payrolls and bonuses	$80,027	$42,229
VAT payable	30,129	21,744
Interest payable	14,788	14,822
Current pension and other postretirement benefit obligation	2,949	12,852
Accrued insurance (including workers’ compensation)	11,016	7,806
Other	131,331	104,382

Total	$270,240	$203,835

NOTE 7.    SALE AND LEASEBACK TRANSACTIONS

In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $48 million and $51 million at December 31, 2012 and 2011, respectively, of which $45 million and $48 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.    BORROWINGS

Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2012	2011
Senior notes — 2007	6.40%	2017-27	$500,000	$500,000
Senior notes — 2006	6.10%	2013-16	225,000	225,000
Credit facilities	1.41%	2016	296,748	157,483
Bank overdrafts and other	1.20%	2012	399	1,488
Deferred realized gains on interest rate swaps			9,028	10,965

			1,031,175	894,936
Less: Current portion of long-term debt			(150,071)	(116,688)

			$881,104	$778,248

Commercial paper issued by the Company generally has terms of 30 days or less. There were no outstanding commercial paper borrowings at December 31, 2012 or 2011.

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

On November 9, 2011, IFF, including certain subsidiaries, entered into a revolving credit agreement with Citibank, N.A., as administrative agent and the other lenders, agents, arrangers and bookrunners to replace the Facility. The Credit Agreement which was amended and restated on March 9, 2012 provides for a revolving loan facility in an aggregate amount up to an equivalent of $942 million (the “New Facility”). There are three tranches under the New Facility. The Tranche A facility is available to all of the borrowers other than IFF Spain in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $458 million and contains sublimits of $50 million for swing line borrowings. The Tranche B facility is available to all of the borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $354 million and contains sublimits of €50 million for swing line borrowings. The Tranche C facility is available to all of the borrowers in euros only in an aggregate amount up to €100,505,400. The New Facility will be available for general corporate purposes of each borrower and its subsidiaries. The obligations under the New Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the New Facility. The New Facility will mature on November 9, 2016, but may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the New Facility. Borrowings under the New Facility bear interest at an annual rate of LIBOR plus a margin, currently 125 bps, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments; such fee is not material. The New Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. As of December 31, 2012, we were in compliance with all covenants under this New Facility. We had $296.7 million outstanding under New Facility as of December 31, 2012, with $648.2 million still available for additional borrowings. As the New Facility is a multi-year revolving credit agreement, we classify as long-term debt the portion that we have the intent and ability to maintain outstanding longer than 12 months. At December 31, 2012, $247 million of revolver borrowings was classified as long-term debt, and the remaining $50 million was classified as current portion of long-term debt.

Credit facility borrowings and bank overdrafts were outstanding in several countries and averaged $143 million in 2012 and $90 million in 2011. The highest levels were $297 million in 2012, $163 million in 2011, and

$81 million in 2010. The 2012 weighted average interest rate of these borrowings, based on balances outstanding at the end of each month, was 1.5% and the average rate on balances outstanding at December 31, 2012 was 1.6%. These rates compare with 0.8% and 0.7%, respectively, in 2011, and 0.5% and 0.4%, respectively, in 2010.

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

Maturities on debt outstanding at December 31, 2012 are: 2013, $150 million; 2016, $372 million; 2017, $250 million and 2018 and thereafter, $250 million. There is no debt maturing in 2014 and 2015.

The estimated fair value at December 31, 2012 of our Senior Notes — 2007 and Senior Notes — 2006 was approximately $634 million and $248 million, respectively, and is discussed in further detail in Note 14.

During the third quarter of 2010, the Company entered into two new interest rate swap agreements effectively converting the fixed rate on a portion of our long-term Senior note borrowings to a variable short-term rate based on the LIBOR plus an interest markup.

In March 2008, the Company realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $9 million at December 31, 2012.

NOTE 9.    INCOME TAXES

Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
U.S. loss before taxes	$(21,308)	$(5,854)	$(82,112)
Foreign income before taxes	464,723	379,400	441,705

Total income before taxes	$443,415	$373,546	$359,593

The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Current
Federal	$8,280	$2,386	$5,379
State and local	(456)	15	507
Foreign(1)	197,335	78,922	103,451

	205,159	81,323	109,337

Deferred
Federal	(4,650)	11,088	(22,423)
State and local	(74)	5,996	2,868
Foreign(1)	(11,154)	8,273	6,254

	(15,878)	25,357	(13,301)

Total income taxes	$189,281	$106,680	$96,036

(1)	For year ended December 31, 2012, the foreign current income tax provision includes $72 million of Spanish tax charges and $12 million of charges related to the Spanish dividend withholding cases. The foreign deferred income tax provision includes a $11 million tax benefit from the corporate restructuring of certain foreign subsidiaries.

A reconciliation between the U.S. federal statutory income tax rate to our actual effective tax rate is as follows:

	December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(10.6)	(10.0)	(9.5)
Unrecognized tax benefit, net of reversals	0.9	1.8	1.4
Corporate restructuring of certain foreign subsidiaries	(2.4)	—	—
Spanish tax charges	16.3	—	—
Spanish dividend withholdings	2.6	—	—
State and local taxes	(0.1)	1.5	0.8
Other, net	1.0	0.3	(1.0)

Effective tax rate	42.7%	28.6%	26.7%

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. Included in the 2012 effective tax rate is $72.4 million of tax charges pursuant to the Spanish tax settlement. The 2012, 2011 and 2010 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $1 million, $5 million and $6 million, respectively, principally due to statutory expiry and effective settlement.

The deferred tax assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011
ASSETS
Employee and retiree benefits	$156,399	$132,210
Credit and net operating loss carryforwards(1)	308,900	210,886
Property, plant and equipment, net	2,643	5,015
Trademarks and other(1)	141,248	87,911
Amortizable R&D expenses	30,590	23,571
Other, net	25,148	18,729

Gross deferred tax assets	664,928	478,322
Valuation allowance(1)	(450,733)	(290,879)

Total net deferred tax assets	$214,195	$187,443

(1)	During 2012, the Company increased its deferred tax assets by $129 million. The 2012 amount includes a revision to the 2011 foreign net operating loss carryforwards in the amount of $74 million and a $55 million increase related to current year internally generated intangible assets. The revision is not considered material to the previously issued financial statements. This entire increase of $129 million was offset by a corresponding increase in valuation allowances.

Net operating loss carryforwards were $273 million and $175 million at December 31, 2012 and 2011, respectively. If unused, $6 million will expire between 2013 and 2032. The remainder, totaling $267 million, may be carried forward indefinitely. Tax credit carryforwards were $36 million at December 31, 2012 and 2011. If unused, the credit carryforwards will expire between 2013 and 2031.

The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends. As such, the Company is not in a federal net operating loss position. This allows IFF and its U.S. subsidiaries to realize tax benefits from the reversal of temporary differences and the utilization of its federal tax credits before the expiration of the applicable carryforward periods. The Company has not factored any future trends, other than inflation, in its U.S. taxable income projections. The corresponding U.S. federal taxable income is sufficient to realize $187.2 million in deferred tax assets as of December 31, 2012.

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

Of the $309 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2012, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $268 million of net operating loss carryforwards and $9 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, we established a valuation allowance against certain other net deferred tax assets of $174 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Balance of unrecognized tax benefits at beginning of year	$67,615	$63,928	$64,673
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	22,031	118	2
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(1,853)	(50)	—
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	3,854	8,300	4,706
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(48,355)	(2,960)	(4,945)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(2,139)	(1,721)	(508)

Balance of unrecognized tax benefits at end of year	$41,153	$67,615	$63,928

At December 31, 2012, 2011 and 2010, there are $36.4 million, $65.9 million, and $63.9 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $4.8 million and $1.7 million in 2012 and 2011, respectively, recorded to Other current liabilities. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.

For the year ended December 31, 2012, the Company reduced its liabilities for interest and penalties by $5.3 million, net, principally due to payments made pursuant to the Spanish tax settlement, as discussed below. For the years ended December 31, 2011 and 2010 the Company recognized $2.0 million and $1.0 million, respectively, in interest and penalties. At December 31, 2012, 2011 and 2010, we had accrued $7.4 million, $12.8 million and $11.0 million, respectively, of interest and penalties classified as Other liabilities and $0.1 million in 2012 recorded to Other current liabilities.

Tax benefits credited to Shareholders’ equity totaled $0.4 million, $2.0 million and $3.0 million for 2012, 2011 and 2010, respectively, associated with stock option exercises and PRS dividends.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of its foreign subsidiaries were not provided on a cumulative total of $1,146 million of undistributed earnings of foreign subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings.

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 16.

As of December 31, 2012, the most significant income tax disputes in which the Company was involved related to certain tax positions taken by the Company’s Spanish subsidiaries for the 2002-2003 fiscal years which positions have been challenged by the Spanish tax authorities. As a result of the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.2 million ($29.3 million), including aggregate estimated interest through December 31, 2012. In order to proceed with its appeals of the tax assessments for the 2002-2003 fiscal years, the Company was required to post bank guarantees. As of December 31, 2012, the Company had posted bank guarantees of Euro 21.6 million ($28.5 million) associated with the 2002-2003 appeals. The Company appealed these assessments with the Appellate Court. On February 7,

2013, the Appellate Court upheld the lower court’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We have filed a notice of intent to appeal this ruling. The Appellate Court has not yet ruled on our appeal of the 2002 tax assessment and related claims. We recorded an additional tax provision in the first quarter of 2013 of $6 million after-tax associated with the 2002-2003 cases. The Company’s Spanish subsidiaries have not yet received an assessment with respect to the 2011 fiscal year.

During the third quarter of 2012 the Company and the Spanish tax authorities entered into an overall settlement with respect to assessments imposed in connection with audits for the 2004-2010 fiscal years. In connection with this settlement, the Company paid Euro 84.0 million ($105.5 million based on exchange rates at the respective payment dates) during 2012 and will pay the remainder of Euro 1.5 million ($1.9 million) in the first quarter of 2013. This settlement did not address either the 2002-2003 fiscal years or the 2011 fiscal year. In connection with the overall settlement, the Company recorded after-tax charges of $72.4 million during the third quarter 2012, which included $56.0 million related to the tax settlement of the 2004-2010 period and the increased liabilities for uncertain tax positions of $16.4 million for years not settled. During the fourth quarter the Company and the Spanish tax authorities also finalized a multi-year agreement that established the tax basis for the Company’s activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, the Company (i) recorded charges (including estimated interest) of approximately $12 million after-tax during 2012, and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rates at the respective payment date) during 2012. At December 31, 2012, the Company had Euro 4.3 million ($5.7 million) reflected in income taxes payable in connection with these three cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. At December 31, 2012, the aggregate amount of the remaining dividend withholding controversy was Euro 8.2 million ($10.8 million), including estimated interest. As of December 31, 2012, the Company had posted bank guarantees of Euro 7.9 million ($10.5 million) in order to proceed with the appeal in this controversy.

As of December 31, 2012, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $48.7 million, which includes $25.9 million associated with the tax positions taken by our Spanish subsidiaries for the 2002-2003 and the 2011 fiscal years, $3.7 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2002 to 2011. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.

NOTE 10.    SHAREHOLDERS’ EQUITY

Cash dividends declared per share were $1.30, $1.16 and $1.04 in 2012, 2011 and 2010, respectively. In December 2012, the Company declared and paid a cash dividend of $0.34 per share. There are no dividends payable as of December 31, 2012. Dividends declared, but not paid at December 31, 2011 and 2010 were $25.1 million ($0.31 per share) and $21.7 million ($0.27 per share), respectively. The increase in the dividends paid from 2011 to 2012 reflects both a higher level of dividends declared in 2012 as well as the accelerated payment in December 2012 of our fourth quarter dividend.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total authorized amount of $250 million available under the repurchase program, approximately 3.8 million shares, or 4.7% of shares outstanding (based on the market price and shares outstanding as of December 31, 2012) could be repurchased under the program. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. No repurchases were made during the fourth quarter of 2012. This plan expires on December 31, 2014.

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

The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Equity-based awards	$19,716	$20,547	$18,382
Liability-based awards	3,294	3,044	3,619

Total stock-based compensation	23,010	23,591	22,001
Less tax benefit	(7,228)	(7,730)	(8,028)

Total stock-based compensation, net of tax	$15,782	$15,861	$13,973

The shareholders of the Company approved the Company’s 2010 Stock Award and Incentive Plan (the “2010 Plan”) at the Annual Meeting of Shareholders held on April 27, 2010. The 2010 Plan replaced the Company’s 2000 Stock Award and Incentive Plan and the 2000 Supplemental Stock Award Plan (the “2000 Plans”) and provides the source for future deferrals of cash into deferred stock under the Company’s Deferred Compensation Plan (with the Deferred Compensation Plan being deemed a subplan under the 2010 Plan for the sole purpose of funding deferrals under the IFF Share Fund).

Under the 2010 Plan, a total of 2,749,669 shares are authorized for issuance, including 749,669 shares remaining available under a previous plan that were rolled into the 2010 Plan. At December 31, 2012, 1,866,473 shares were subject to outstanding awards and 1,814,093 shares remained available for future awards under all of the Company’s equity award plans, including the 2010 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. The targeted payout is 50% cash and 50% IFF stock at the end of the three-year cycle and provides for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. Grants prior to 2012, were earned based on the achievement of defined EPS targets and our performance ranking of total shareholder return as a percentile of the S&P 500. Commencing with the 2012-2014 LTIP cycle, the Company used Economic Profit (“EP”) rather than EPS, as one of the two financial metrics of Company performance. EP measures operating profitability after considering (i) all our operating costs, (ii) income taxes and (iii) a charge for the capital employed in the business. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. For those shares whose payout is based on shareholder return as a percentile of the S&P 500, compensation expense is recognized using a graded-vesting attribution method, while compensation expense for the remainder of the performance shares (e.g., EPS targets) is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition. The 2008-2010 cycle concluded at the end of 2010 and an aggregate 78,072 shares of our common stock were issued in March 2011.

On February 1, 2010, the Compensation Committee of the Company’s Board of Directors approved a one-year supplemental performance metric for the Company’s LTIP 2008-2010 cycle which was based on improvement in operating profit margin measured over the fiscal year 2010 period as compared to 2009. The 2009-2011 cycle concluded at the end of 2011 and an aggregate 128,293 shares of our common stock were issued in March 2012. The 2010-2012 cycle concluded at the end of 2012 and an aggregate 119,561 shares of our common stock will be issued in March 2013.

In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management. This program continues under the 2010 Plan. Eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) SSAR’s, (2) RSU’s or (3) PRS.

SSAR’s

SSAR’s granted become exercisable on the third anniversary of the grant date and have a maximum term of seven years. We granted 54,307, 77,864 and 196,652 SSAR’s during 2012, 2011 and 2010, respectively. No stock options were granted in 2012, 2011 and 2010.

We use the Binomial lattice-pricing model as our valuation model for estimating the fair value of SSAR’s granted. In applying the Binomial model, we utilize historical information to estimate expected term and post-vesting terminations within the model. The expected term of a SSAR is based on historical employee exercise behavior, vesting terms and a contractual life of primarily seven years. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common stock over the calculated expected term. We anticipate paying cash dividends in the future and therefore use an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation.

Principal assumptions used in applying the Binomial model in 2012, 2011 and 2010 were:

	2012	2011	2010
Weighted average fair value of SSAR’s granted during the period	$10.39	$11.47	$10.41
Assumptions:
Risk-free interest rate	0.9%	1.7%	2.2%
Expected volatility	22.5%	23.2%	29.8%
Expected dividend yield	2.1%	2.1%	2.2%
Expected life, in years	5	5	5
Termination rate	1.05%	0.99%	1.09%
Exercise multiple	1.44	1.43	1.38

SSAR’s and Stock options activity were as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSAR’s/Options	Weighted Average Exercise Price	SSAR’s/ Options Exercisable
Balance at December 31, 2011	1,090	$39.16	627
Granted	54	$60.39
Exercised	(443)	$34.87
Cancelled	(95)	$36.75

Balance at December 31, 2012	606	$44.68	320

The weighted average exercise price of our SSAR’s and options exercisable at December 31, 2012, 2011 and 2010 were $37.64, $36.86 and $36.14, respectively. The following tables summarize information concerning currently outstanding and exercisable SSAR’s and options.

SSAR’s and options outstanding at December 31, 2012 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	78	3.4	$30.19
$31 – $35	72	1.4	$33.78
$36 – $40	74	2.8	$36.87
$41 – $50	199	4.0	$44.30
$51 – $55	51	3.9	$51.44
$56 – $65	132	5.8	$61.42

	606		$44.68	$12,888

SSAR’s and stock options exercisable as of December 31, 2012 were as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	78	3.4	$30.19
$31 – $35	72	1.4	$33.78
$36 – $40	74	2.8	$36.87
$41 – $50	45	2.3	$42.18
$51 – $55	51	3.9	$51.44

	320		$37.64	$9,051

The total intrinsic value of options/SSAR’s exercised during 2012, 2011 and 2010 totaled $11 million, $10 million and $14 million, respectively.

As of December 31, 2012, there was $0.9 million of total unrecognized compensation cost related to non-vested SSAR awards granted; such cost is expected to be recognized over a weighted average period of 1.6 years.

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

RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	782	$44.91
Granted	211	$56.43
Vested	(333)	$30.24
Forfeited	(41)	$47.30

Balance at December 31, 2012	619	$54.09

The total fair value of RSU’s which vested during the year ended December 31, 2012 was $20.0 million.

As of December 31, 2012, there was $11.2 million of total unrecognized compensation cost related to non-vested RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.7 years.

Purchased Restricted Stock

For awards issued in 2012 and prior, PRS provides for eligible employees to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSU’s provide no such rights. We issued 228,750 shares of PRS in 2012 for an aggregate purchase price of $6.9 million covering 114,375 purchased shares, 174,212 shares of PRS in 2011 for $5.4 million covering 87,106 purchased shares and 213,714 shares in 2010 for $4.8 million covering 106,857 purchased shares.

PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2011	497	$23.03
Granted	229	$30.20
Vested	(159)	$15.51
Forfeited	(30)	$23.35

Balance at December 31, 2012	537	$28.30

The total fair value of PRS’s which vested during the year ended December 31, 2012 was $7.1 million.

As of December 31, 2012, there was $4.7 million of total unrecognized compensation cost related to non-vested PRS awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.

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

Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2011	154	$52.42
Granted	42	$65.96
Vested	(64)	$60.21
Cancelled	(12)	$57.79

Balance at December 31, 2012	120	$65.96

The total fair value of Cash RSU’s which vested during the year ended December 31, 2012 was $3.9 million.

As of December 31, 2012, there was $2.9 million of total unrecognized compensation cost related to non-vested Cash RSU awards granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 12.    SEGMENT INFORMATION

We are organized into two operating segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and sweet products. Fragrances is comprised of Fragrance Compounds, which are ultimately used by our customers in two broad categories: functional fragrances, including fragrance compounds for personal care (e.g., soaps) and household products (e.g., detergents and cleaning agents) and fine fragrance and beauty care, including perfumes, colognes and toiletries; and Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique functional and fine fragrance compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.

We evaluate the performance of these operating segments based on segment profit which is defined as operating profit before Restructuring and certain non-recurring adjustments, Interest expense, Other expense, net and Taxes on income. The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources and other administrative expenses that are not allocated to individual business units. Unallocated assets are principally cash and cash equivalents and other corporate and headquarters-related assets.

Our reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Net sales
Flavors	$1,378,377	$1,347,340	$1,203,274
Fragrances	1,443,069	1,440,678	1,419,588

Consolidated	$2,821,446	$2,788,018	$2,622,862

(DOLLARS IN THOUSANDS)	2012	2011
Segment assets
Flavors	$1,422,762	$1,327,279
Fragrances	1,519,219	1,512,511
Global assets	307,619	125,791

Consolidated	$3,249,600	$2,965,581

	December 31,
(DOLLARS IN THOUSANDS)	2012	2011	2010
Segment profit:
Flavors	$298,326	$284,246	$242,528
Fragrances	238,379	226,560	244,966
Global expenses	(48,419)	(36,410)	(61,056)
Restructuring and other charges, net	(1,668)	(13,172)	(10,077)
Mane patent litigation settlement	—	(33,495)	—

Operating Profit	486,618	427,729	416,361
Interest expense	(41,753)	(44,639)	(48,709)
Other expense, net	(1,450)	(9,544)	(8,059)

Income before taxes	$443,415	$373,546	$359,593

Profit margin
Flavors	21.6%	21.1%	20.2%
Fragrances	16.5%	15.7%	17.3%
Consolidated	17.2%	15.3%	15.9%

We have not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for us to do so.

We had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented and related net sales were $320 million, $297 million and $273 million in 2012, 2011 and 2010, respectively. The majority of these sales were in the Fragrances operating segment.

Total long-lived assets consist of net property, plant and equipment and amounted to $655 million and $608 million at December 31, 2012 and 2011, respectively. Of this total $162 million and $163 million was located in the United States at December 31, 2012 and 2011, respectively, and $97 million and $89 million were located in the Netherlands at December 31, 2012 and 2011, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2012	2011	2010	2012	2011	2010
Flavors	$90,309	$69,675	$46,776	$39,565	$31,140	$31,634
Fragrances	26,069	50,454	53,969	34,238	41,941	45,713
Unallocated assets	9,762	7,328	5,556	2,864	2,246	1,895

Consolidated	$126,140	$127,457	$106,301	$76,667	$75,327	$79,242

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2012	2011	2010
Europe, Africa and Middle East	$912,768	$956,977	$896,647
Greater Asia	771,877	744,810	676,838
North America	694,430	678,763	651,057
Latin America	442,371	407,468	398,320

Consolidated	$2,821,446	$2,788,018	$2,622,862

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2012, 2011 and 2010 were $662 million, $644 million and $618 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2012, 2011 and 2010 were $2,159 million, $2,144 million and $2,005 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.

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

We offer a non-qualified Deferred Compensation Plan (DCP) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant directed investments, which are generally invested by the Company in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2012 and December 31, 2011, the Consolidated Balance Sheet reflects liabilities of $27.0 million, for both years, related to the DCP in Other liabilities and $12.3 million and $12.0 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.

The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $51.3 million and $56.2 million at December 31, 2012 and 2011, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.

The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost for benefits earned	$3,121	$3,602	$3,781	$12,585	$10,560	$9,804
Interest cost on projected benefit obligation	24,314	24,373	24,191	30,944	34,033	32,954
Expected return on plan assets	(24,329)	(25,070)	(24,146)	(43,728)	(45,386)	(41,569)
Net amortization and deferrals	20,180	11,888	7,441	6,443	5,360	5,214
Settlement and curtailment	—	444	—	873	3,139	182
Special termination benefits	—	—	—	—	738	178

Net periodic benefit cost	23,286	15,237	11,267	7,117	8,444	6,763
Defined contribution and other retirement plans	7,039	6,550	7,169	4,837	4,113	4,459

Total expense	$30,325	$21,787	$18,436	$11,954	$12,557	$11,222

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$32,569	$77,924		$53,469	$32,218
Recognized actuarial loss	(19,810)	(11,441)		(7,181)	(8,352)
Prior service cost	(370)	(891)		—	(191)
Recognized prior service cost	—	—		(135)	(147)
Currency translation adjustment	—	—		6,068	355

Total recognized in OCI (before tax effects)	$12,389	$65,592		$52,221	$23,883

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

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2012	2011	2010
Components of net periodic benefit cost
Service cost for benefits earned	$1,357	$1,178	$1,378
Interest cost on projected benefit obligation	5,656	5,861	6,468
Net amortization and deferrals	(1,770)	(2,552)	(2,232)

Expense	$5,243	$4,487	$5,614

Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss (gain)	$(10,921)	$16,909
Recognized actuarial loss	(2,951)	(2,167)
Recognized prior service credit	4,721	4,719

Total recognized in OCI (before tax effects)	$(9,151)	$19,461

The amounts expected to be recognized in net periodic cost in 2013 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$23,171	$9,765	$2,060
Prior service cost recognition	308	15	(4,712)

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.70%	5.60%	6.10%	4.71%	5.37%	5.66%
Expected return on plan assets	7.30%	7.75%	7.75%	6.27%	6.55%	6.63%
Rate of compensation increase	3.25%	3.25%	3.25%	2.88%	2.66%	3.00%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011	2012	2011
Benefit obligation at beginning of year	$523,298	$440,646	$670,231	$625,052	$128,719	$108,710
Service cost for benefits earned	3,121	3,602	12,585	10,560	1,357	1,178
Interest cost on projected benefit obligation	24,314	24,373	30,944	34,033	5,656	5,861
Actuarial loss (gain)	47,547	78,026	76,786	43,067	(10,921)	16,909
Plan amendments	—	—	—	(191)	—	—
Adjustments for expense/tax contained in service cost	—	—	(2,282)	(2,382)	—	—
Plan participants’ contributions	—	—	2,492	2,523	979	1,015
Benefits paid	(24,574)	(23,349)	(27,234)	(28,923)	(6,482)	(4,954)
Curtailments / settlements	—	—	(2,641)	(11,290)	—	—
Special termination benefits	—	—	—	738	—	—
Translation adjustments	—	—	19,283	(2,956)	—	—

Benefit obligation at end of year	$573,706	$523,298	$780,164	$670,231	$119,308	$128,719

Fair value of plan assets at beginning of year	$372,142	$347,084	$702,366	$671,559
Actual return on plan assets	39,306	25,172	64,765	53,853
Employer contributions	18,415	23,235	16,767	18,817
Participants’ contributions	—	—	2,492	2,523
Benefits paid	(24,574)	(23,349)	(27,234)	(28,923)
Settlements	—	—	(2,641)	(11,290)
Translation adjustments	—	—	19,673	(4,173)

Fair value of plan assets at end of year	$405,289	$372,142	$776,188	$702,366

Funded status at end of year	$(168,417)	$(151,156)	$(3,976)	$32,135

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Amounts recognized in the balance sheet:
Other assets	$—	$—	$33,345	$67,518
Other current liabilities	(3,855)	(3,615)	(621)	(631)
Retirement liabilities	(164,562)	(147,541)	(36,700)	(34,752)

Net amount recognized	$(168,417)	$(151,156)	$(3,976)	$32,135

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011	2012	2011
Amounts recognized in AOCI consist of:
Net actuarial loss	$209,156	$196,398	$231,857	$179,512	$31,087	$44,959
Prior service cost (credit)	786	1,156	(431)	(307)	(19,719)	(24,440)

Total AOCI (before tax effects)	$209,942	$197,554	$231,426	$179,205	$11,368	$20,519

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2012	2011	2012	2011
Accumulated Benefit Obligation — end of year	$570,655	$516,747	$745,828	$644,548

Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$573,706	$523,298	$43,403	$39,664
Accumulated benefit obligation	570,655	516,747	41,720	38,470
Fair value of plan assets	405,289	372,142	16,776	16,520

Weighted-average assumptions used to determine obligations at December 31
Discount rate	4.10%	4.70%	4.14%	4.71%
Rate of compensation increase	3.25%	3.25%	2.73%	2.88%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2013	27,565	28,597	5,050
2014	28,916	28,488	5,493
2015	30,338	29,627	5,888
2016	31,466	30,172	6,294
2017	32,702	31,708	6,725
2018-2022	179,188	174,217	38,443

Contributions
Required Company Contributions in the Following Year (2013)	$3,933	$18,142	$5,050

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

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Percentage of assets invested in:
Cash and cash equivalents	1%	2%	2%	1%
Equities	50%	50%	22%	22%
Fixed income	49%	48%	59%	59%
Property	0%	0%	9%	10%
Alternative and other investments	0%	0%	8%	8%

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

The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2012 and 2011. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 14.

	U.S. Plans for the year ended December 31, 2012
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$1,976	$—	$1,976
Equity Securities
U.S. Common Stock	43,338	—	—	43,338
Non-U.S. Common Stock	700	—	—	700
Balanced Funds	—	8,077	—	8,077
Pooled Funds	—	150,372	—	150,372
Fixed Income Securities
Government & Government Agency Bonds	—	6,662	—	6,662
Mutual Funds	—	123,447	—	123,447
Corporate Bonds	—	61,382	—	61,382
Municipal Bonds	—	8,696	—	8,696
Asset Backed Securities	—	—	—	—

Total	$44,038	$360,612	$—	$404,650

Receivables				$639

Total				$405,289

	U.S. Plans for the year ended December 31, 2011
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$6,125	$—	$6,125
Equity Securities
U.S. Common Stock	40,045	—	—	40,045
Balanced Funds	—	7,631	—	7,631
Pooled Funds	—	136,634	—	136,634
Fixed Income Securities
Government & Government Agency Bonds	—	76,095	—	76,095
Corporate Bonds	—	93,062	—	93,062
Municipal Bonds	—	8,283	—	8,283
Asset Backed Securities	—	1,982	—	1,982

Total	$40,045	$329,812	$—	$369,857

Receivables				$2,285

Total				$372,142

	Non-U.S. Plans for the year ended December 31, 2012
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$14,075	$—	$—	$14,075
Equity Securities
U.S. Large Cap	28,009	—	—	28,009
Non-U.S. Large Cap	116,473	—	—	116,473
Non-U.S. Mid Cap	132	—	—	132
Non-U.S. Small Cap	35	—	—	35
Emerging Markets	25,876	—	—	25,876
Fixed Income Securities
U.S. Treasuries/Government Bonds	52	—	—	52
U.S. Corporate Bonds	—	—	—	—
Non-U.S. Treasuries/Government Bonds	131,764	68,453	—	200,217
Non-U.S. Corporate Bonds	64,583	182,068	—	246,651
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	—	—	—
Non-U.S. Other Fixed Income	1,460	9,944	—	11,404
Alternative Types of Investments
Insurance Contracts	945	—	—	945
Hedge Funds	—	—	14,436	14,436
Private Equity	—	—	7	7
Absolute Return Funds	—	51,156	—	51,156
Real Estate
Non-U.S. Real Estate	—	65,468	1,252	66,720

Total	$383,404	$377,089	$15,695	$776,188

	Non-U.S. Plans for the year ended December 31, 2011
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$8,479	$—	$—	$8,479
Equity Securities
U.S. Large Cap	26,683	—	—	26,683
Non-U.S. Large Cap	107,964	—	—	107,964
Non-U.S. Mid Cap	3,116	—	—	3,116
Non-U.S. Small Cap	455	—	—	455
Emerging Markets	14,265	—	—	14,265
Fixed Income Securities
U.S. Treasuries/Government Bonds	74	—	—	74
U.S. Corporate Bonds	5	—	—	5
Non-U.S. Treasuries/Government Bonds	199,266	35,308	—	234,574
Non-U.S. Corporate Bonds	52,174	109,013	—	161,187
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	11,734	—	11,734
Non-U.S. Other Fixed Income	—	8,664	—	8,664
Alternative Types of Investments
Insurance Contracts	—	320	—	320
Hedge Funds	—	—	54,036	54,036
Private Equity	—	—	1	1
Real Estate
Non-U.S. Real Estate	—	69,284	1,525	70,809

Total	$412,481	$234,323	$55,562	$702,366

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

Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2012:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Hedge Funds	Total
Ending balance as of December 31, 2011	$1,525	$1	$54,036	$55,562
Actual return on plan assets	(273)	—	446	173
Purchases, sales and settlements	—	6	(40,046)	(40,040)

Ending balance as of December 31, 2012	$1,252	$7	$14,436	$15,695

The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2012	2011	2012	2011
Discount rate	4.60%	5.50%	4.00%	4.60%
Current medical cost trend rate	7.00%	8.00%	6.75%	7.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2021	2016	2021	2021

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$17,816	$17,687	$1,181	$843
Non-U.S. Pension Plans	$33,889	$31,185	$2,733	$1,929
Postretirement Benefit Plan	N/A	$3,677	$236	N/A

The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $7.3 million and $0.4 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.9 million and $0.4 million, respectively.

We contributed $18.4 million and $16.8 million to our qualified U.S. pension plans and non-U.S. pension plans in 2012. We made $3.4 million in benefit payments with respect to our non-qualified U.S. pension plan. In addition, $6.5 million of contributions were made with respect to our other postretirement plans.

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

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2012.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2012		2011
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$324,422	$324,422	$88,279	$88,279
Credit facilities and bank overdrafts(2)	297,147	297,147	158,971	158,971
Long-term debt:(3)
Senior notes — 2007	500,000	634,000	500,000	617,000
Senior notes — 2006	225,000	248,000	225,000	250,000

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

In 2003, we executed a 10-year Yen — U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge. This swap matured in January 2013.

During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges and will mature in the third quarter of 2013. Any amounts recognized in Interest expense have been immaterial for the year ended December 31, 2012.

During the year ended December 31, 2012, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the year ended December 31, 2012. The outstanding forward currency contacts have remaining maturities of less than one year.

During the year ended December 31, 2012, we continued to enter into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of (Losses)/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2012 and December 31, 2011:

(DOLLARS IN THOUSANDS)	December 31, 2012	December 31, 2011
Forward currency contracts	$143,483	$147,078
Interest rate swaps	$100,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$676	$2,535	$3,211
Interest rate swaps	328	—	328

	$1,004	$2,535	$3,539
Derivative liabilities(b)
Foreign currency contracts	$5,251	$278	$5,529

	December 31, 2011
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$9,333	$5,473	$14,806
Interest rate swaps	286	—	286

	$9,619	$5,473	$15,092
Derivative liabilities(b)
Foreign currency contracts	$3,368	$2,054	$5,422

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2012 and December 31, 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815	Amount of Gain or (Loss) For the years ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative
	2012	2011
Foreign currency contract	$17,847	$(2,451)	Other expense, net

Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2012 and December 31, 2011 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2012	2011		2012	2011
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap(1)	$1,975	$1,206	Other expense, net	$(2,787)	$(2,467)
Forward currency contract	(6,523)	7,179	Other expense, net	4,206	(5,156)

Derivatives in Net Investment Hedging Relationships:
Forward currency contract	(395)	265	N/A	—	—

Total	$(4,943)	$8,650		$1,419	$(7,623)

(1)	Ten year swap executed in 2003.

The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2012 and 2011.

The Company expects approximately $1.2 million (net of tax), of derivative gains included in AOCI at December 31, 2012, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 15.    CONCENTRATIONS OF CREDIT RISK

The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. We had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented.

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

Minimum rental payments under non-cancelable operating leases are $28.8 million in 2013, $25.7 million in 2014, $23.4 million in 2015 and from 2016 and thereafter through 2030, the aggregate lease obligations are $191.1 million. The corresponding rental expense amounted to $31.5 million, $30.8 million and $29.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At December 31, 2012, we had total bank guarantees and standby letters of credit of approximately $92.4 million with various financial institutions. Of this amount, Euro 30.9 million ($40.9 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9. Also included in the above aggregate amount is a total of $12.0 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment and $26.2 million for certain other assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2012.

In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $17.7 million as of December 31, 2012.

Lines of Credit

The Company has various lines of credit which are available to support its ongoing business operations. At December 31, 2012, we had available lines of credit (in addition to the New Facility as discussed in Note 8) of approximately $70.3 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2012.

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

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees and the extended time period over which payments will likely be made. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other Contingencies

The Company has contingencies, including litigation, in various jurisdictions in which it operates pertaining to such items as value-added taxes, capital and other indirect taxes, customs and duties and sales and use taxes, the most significant existing in Brazil and Spain. It is possible that cash flows or results of operations, in any period, could be materially affected by the unfavorable resolution of one or more of these contingencies.

With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue its defenses, we are required to, and have provided, bank guarantees and pledged assets in the amount of $44 million. We have recorded provisions only in those cases where the loss is both probable and estimable. We cannot reasonably estimate a range of possible loss for a majority of the Brazilian matters due to the extended period of time to proceed through the judicial process given the fact that the majority of the underlying positions under dispute had either no or favorable rulings to date.

The Spanish tax authorities are alleging claims for a capital tax in a case arising from similar facts as the income tax cases (discussed in further detail in Note 9). We have determined the loss is neither probable nor estimable. We estimate a range of reasonably possible loss in this case of zero to $12 million. We intend to vigorously defend, and believe we have valid defenses for, our underlying position with regard to this matter.

(a)(3) EXHIBITS

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002 (SEC file number reference 001-04858).

3(ii)	By-laws of the Registrant, effective as of March 6, 2012, incorporated by reference to Exhibit 3.3 to Registrant’s Report on Form 8-K filed on March 12, 2012.

4.1	Note Purchase Agreement, dated as of July 12, 2006, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on July 13, 2006 (SEC File No. 001-04858).

4.2	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 to Registrant’s Report on Form 8-K filed on July 13, 2006 (SEC File No. 001-04858).

4.3	Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on October 1, 2007.

4.4	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on October 1, 2007.

*10.1	Separation Agreement between International Flavors & Fragrances Inc. and Robert M. Amen dated October 14, 2009, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on October 19, 2009.

*10.2	Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough, dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 14, 2009.

*10.3	Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.4	2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.5	2010 Stock Award and Incentive Plan, as Amended and Restated December 14, 2010, incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-K filed on February 24, 2011.

*10.6	2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on February 27, 2008.

*10.7	Performance Criteria for the Registrant’s Equity Choice Program relating to Senior Executives incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on May 6, 2010.

*10.8	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.9	Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

Exhibit Number	Description

*10.10	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

*10.11	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.12	Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.13	Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.14	Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC file number reference 001-04858).

*10.15	Restated and Amended Executive Separation Policy Document, as Amended through and including December 14, 2010, incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K filed on February 24, 2011.

*10.16	Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006 (SEC File No. 001-04858).

*10.17	Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, Wachovia Bank, N.A. (formerly First Union National Bank) and Buck Consultants LLC (formerly Buck Consultants Inc.), incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2005 (SEC file number reference 001-04858).

*10.18	2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004 (SEC file number reference 001-04858).

*10.19	Amendment No. 1, dated as of March 6, 2012, to the 2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.20(a) to Registrants Report on Form 10-Q filed on May 8, 2012.

*10.20	Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009, incorporated by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K filed on February 25, 2010.

10.21	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008.

10.22	Credit Agreement, dated as of November 9, 2011, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and IFF Latin American Holdings (España) S.L., as borrowers, the banks, financial institutions and other institutional lenders and issuers of letters of credit party thereto, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on November 16, 2011.

Exhibit Number	Description

10.23	Amendment No. 1, dated as of March 9, 2012, to the Credit Agreement, dated as of November 9, 2011, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and IFF Latin American Holdings (España) S.L., as borrowers, the banks, financial institutions and other institutional lenders and issuers of letters of credit party thereto, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.26(a) to Registrants Report on Form 10-Q filed on May 8, 2012.

*10.24	Form of Executive Death Benefit Plan Agreement incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.25	Deferred Compensation Plan, as amended and restated December 12, 2011 incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.26	Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.27	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.30 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.28	Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.29	Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K filed on February 28, 2012.

21	List of Principal Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ KEVIN C. BERRYMAN
Name:	Kevin C. Berryman
Title:	Executive Vice President and Chief Financial Officer

Dated: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DOUGLAS D. TOUGH Douglas D. Tough	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/S/ KEVIN C. BERRYMAN Kevin C. Berryman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/S/ MARCELLO V. BOTTOLI Marcello V. Bottoli	Director	February 26, 2013

/S/ LINDA B. BUCK Linda B. Buck	Director	February 26, 2013

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 26, 2013

/S/ ROGER W. FERGUSON, JR. Roger W. Ferguson, Jr.	Director	February 26, 2013

/S/ ANDREAS FIBIG Andreas Fibig	Director	February 26, 2013

/S/ ALEXANDRA A. HERZAN Alexandra A. Herzan	Director	February 26, 2013

/S/ HENRY W. HOWELL, JR. Henry W. Howell, Jr.	Director	February 26, 2013

/S/ KATHERINE M. HUDSON Katherine M. Hudson	Director	February 26, 2013

/S/ ARTHUR C. MARTINEZ Arthur C. Martinez	Director	February 26, 2013

/S/ DALE F. MORRISON Dale F. Morrison	Director	February 26, 2013

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	For the Year Ended December 31, 2012
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$5,831	$3,639	$(824)	$647	$9,293
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	290,879	153,718 (2)	—	6,136	450,733

	For the Year Ended December 31, 2011
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$8,470	$(518)	$(1,219)	$(902)	$5,831
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	288,182	8,743	—	(6,046)	290,879

	For the Year Ended December 31, 2010
	Balance at beginning of period	Additions (deductions) charged to costs and expenses	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$12,409	$(1,352)	$(2,716)	$129	$8,470
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	212,705	91,632	—	(16,155)	288,182

(1)	Amounts have been revised to properly reflect a $2.1 million increase discussed in Note 1 of the Consolidated Financial Statements.
(2)	The 2012 amount includes a revision to the 2011 foreign net operating loss carryforwards in the amount of $74 million.

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.

INVESTOR INFORMATION

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on April 30, 2013 at 10:00 a.m., EDT.

IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 14, 2013, which will provide instructions as to how shareholders may access and review the proxy materials for the 2013 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.

TRANSFER AGENT AND REGISTRAR

American Stock Transfer & Trust Company

59 Maiden Lane

New York, New York 10038

800-937-5449

www.amstock.com

LISTED

New York Stock Exchange

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

WEBSITE

www.iff.com