Form 10-Q
period 2013-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2013-05-07
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares outstanding as of April 24, 2013: 81,493,107

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$300,046	$324,422
Trade receivables (net of allowances of $8,927 and $9,293, respectively)	527,564	499,443
Inventories: Raw materials	243,328	256,728
Work in process	9,532	7,804
Finished goods	262,926	276,126

Total Inventories	515,786	540,658
Deferred income taxes	52,337	65,635
Prepaid expenses and other current assets	138,965	142,401

Total Current Assets	1,534,698	1,572,559

Property, plant and equipment, at cost	1,524,274	1,532,317
Accumulated depreciation	(879,364)	(877,676)

	644,910	654,641

Goodwill	665,582	665,582
Other intangible assets, net	35,170	36,688
Deferred income taxes	155,423	160,610
Other assets	164,766	159,520

Total Assets	$3,200,549	$3,249,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$100,206	$150,071
Accounts payable	159,367	199,272
Accrued payroll and bonus	37,506	80,027
Dividends payable	27,736	—
Restructuring and other charges	1,372	3,149
Other current liabilities	214,073	190,213

Total Current Liabilities	540,260	622,732

Long-term debt	915,782	881,104
Deferred gains	43,725	44,674
Retirement liabilities	297,093	337,927
Other liabilities	92,837	110,608

Total Other Liabilities	1,349,437	1,374,313

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2013 and December 31, 2012; and outstanding 81,573,732 and 81,626,874 shares as of March 31, 2013 and December 31, 2012	14,470	14,470
Capital in excess of par value	125,460	127,504
Retained earnings	2,904,131	2,841,166
Accumulated other comprehensive loss	(398,395)	(403,625)
Treasury stock, at cost - 34,188,108 shares as of March 31, 2013 and 34,134,966 shares as of December 31, 2012	(1,339,060)	(1,330,707)

Total Shareholders’ Equity	1,306,606	1,248,808

Noncontrolling interest	4,246	3,747

Total Shareholders’ Equity including noncontrolling interest	1,310,852	1,252,555

Total Liabilities and Shareholders’ Equity	$3,200,549	$3,249,600

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$727,836	$710,616

Cost of goods sold	416,476	425,217
Research and development expenses	59,101	57,408
Selling and administrative expenses	114,653	105,416
Restructuring and other charges, net	—	1,668
Interest expense	11,152	10,811
Other income, net	(1,069)	(246)

Income before taxes	127,523	110,342
Taxes on income	36,826	29,286

Net income	90,697	81,056

Other comprehensive income, after tax:
Foreign currency translation adjustments	226	28,649
Losses on derivatives qualifying as hedges	(128)	(704)
Pension and postretirement net liability	5,132	4,421

Other comprehensive income	5,230	32,366

Total comprehensive income	$95,927	$113,422

Net income per share - basic	$1.11	$1.00

Net income per share - diluted	$1.10	$0.99

Average number of shares outstanding - basic	81,291	80,777

Average number of shares outstanding - diluted	82,024	81,667

Dividends declared per share	$0.34	$0.31

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$90,697	$81,056
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	19,405	19,039
Deferred income taxes	12,232	(16,313)
Gain on disposal of assets	(1,085)	(806)
Stock-based compensation	4,523	2,990
Changes in assets and liabilities:
Trade receivables	(34,448)	(41,220)
Inventories	18,208	(801)
Accounts payable	(29,339)	(10,653)
Accruals for incentive compensation	(43,178)	(6,756)
Other current payables and accrued expenses	(6,766)	11,787
Other assets	3,531	8,854
Other liabilities	(15,061)	5,459

Net cash provided by operating activities	18,719	52,636

Cash flows from investing activities:
Additions to property, plant and equipment	(29,861)	(28,758)
Purchase of life insurance contracts	—	(636)
Proceeds from termination of life insurance contracts	793	—
Maturity of net investment hedges	530	1,960
Proceeds from disposal of assets	204	68

Net cash used in investing activities	(28,334)	(27,366)

Cash flows from financing activities:
Cash dividends paid to shareholders	—	(25,086)
Net change in revolving credit facility borrowings and overdrafts	(352)	(16,194)
Proceeds from issuance of stock under stock plans	1,970	1,104
Excess tax benefits on stock-based payments	744	1,312
Purchase of treasury stock	(14,242)	—

Net cash used in financing activities	(11,880)	(38,864)

Effect of exchange rate changes on cash and cash equivalents	(2,881)	1,841

Net change in cash and cash equivalents	(24,376)	(11,753)
Cash and cash equivalents at beginning of year	324,422	88,279

Cash and cash equivalents at end of period	$300,046	$76,526

Interest paid, net of amounts capitalized	$22,167	$22,195

Income taxes paid	$21,317	$7,361

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2013 and 2012 periods, the actual closing dates were March 29 and March 30, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “the Registrant,” “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications and Revisions

Certain reclassifications have been made to the prior year’s Consolidated Balance Sheet to conform to the 2013 presentation.

For the three months ended March 31, 2012, the Consolidated Statement of Cash Flows has been revised to properly eliminate the non-cash effect of accrued capital expenditures of $11.6 million from the Changes in Accounts payable to the Changes in Other current payables and accrued expenses within Net cash provided by operating activities. The Consolidated Statement of Cash Flows for the three months ended March 31, 2012 has also been revised to properly eliminate capitalized interest of $1.5 million from Interest paid, net of capitalized amounts. These revisions are not considered material to the previously issued financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“AOCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of AOCI and to report changes in its AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. During the first quarter of 2013, the Company adopted this guidance as disclosed in Note 11.

In March 2013, the FASB issued authoritative guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2013	2012
Basic	81,291	80,777
Assumed dilution under stock plans	733	890

Diluted	82,024	81,667

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 78,000 shares in the aggregate were outstanding as of March 31, 2012, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. There were no stock options or SSAR’s excluded from the computation of diluted net income per share for the three months ended March 31, 2013.

The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of March 31, 2013 and 2012 was immaterial (approximately 0.7% and 0.5% of the total number of common shares outstanding as of March 31, 2013 and 2012, respectively). Net income allocated to such PRS was $0.6 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively.

Note 3. Restructuring and Other Charges, Net:

Strategic Initiative

In the fourth quarter of 2011, the Company recorded a $9.8 million charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It also entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions across our Fragrances, Flavors and corporate functions. The Company recorded an additional net charge of $1.7 million during 2012, which was principally attributable to adjustments based on the final separation terms with affected employees. There are no additional charges expected for this plan.

Changes in employee-related restructuring liabilities during the three months ended March 31, 2013 related to these plans were as follows:

(DOLLARS IN THOUSANDS)
Balance December 31, 2012	$3,149
Additional charges, net	—
Payments and other costs	(1,777)

Balance March 31, 2013	$1,372

Fragrance Ingredients Strategic Initiative

On May 3, 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur costs of $16-$21 million, consisting primarily of $10-$12 million in accelerated depreciation of fixed assets, $3-$4 million in personnel-related costs and $3-$5 million in plant shutdown and other related costs. Approximately $3-$4 million of these costs will be recorded in the second quarter of 2013, with the remainder expected to be recognized over the following four quarters. The Company expects that approximately 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures.

Note 4. Other Intangible Assets, Net:

Other intangible assets, net consist of the following amounts:

(DOLLARS IN THOUSANDS)	March 31, 2013	December 31, 2012
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(130,236)	(128,718)

Total	$35,170	$36,688

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense was $1.5 million for each of the three months ended March 31, 2013 and 2012. Annual amortization is expected to be $6.1 million for the year 2013 and $4.7 million for the years 2014 through 2017.

Note 5. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2013	December 31, 2012
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Credit facility	1.37%	2016	282,238	296,748
Bank overdrafts and other		2012	206	399
Deferred realized gains on interest rate swaps			8,544	9,028

			1,015,988	1,031,175
Less: Current portion of long-term debt			(100,206)	(150,071)

			$915,782	$881,104

On April 4, 2013, the Company issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes”) due 2023 at a discount of $0.3 million. The Company received proceeds related to the issuance of these Senior Notes of $297.8 million consisting of the $0.3 million discount discussed above and a $1.9 million underwriting discount, both of which will be amortized as interest expense over the term of the Senior Notes. The Senior Notes will bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. The Senior Notes will mature on May 1, 2023. Upon 30 days’ notice to holders of the Senior Notes, the Company may redeem the Senior Notes for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Senior Notes on or after February 1, 2023. The Indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, to enter into sale-leaseback transactions or to consolidate with or merge into any other entity or convey, transfer or lease all or substantially all of the Company’s properties and assets. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Senior Notes below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest to the date of repurchase.

On April 26, 2013, the Company repaid the full amount outstanding under the credit facility ($282.2 million as of March 31, 2013).

Note 6. Income Taxes:

At March 31, 2013, we had $22.4 million of unrecognized tax benefits recorded in Other liabilities and $4.8 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

For the three months ended March 31, 2013, the Company reduced its accrual for interest and penalties by $4.8 million, net, principally due to the reclassification to income taxes payable for Spain, as discussed below. At March 31, 2013, the Company had accrued interest and penalties of $2.6 million classified in Other liabilities and $0.1 million classified in Other current liabilities.

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

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the most significant items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 12.

During the third quarter of 2012 the Company and the Spanish tax authorities entered into an overall settlement with respect to assessments imposed in connection with audits for the 2004-2010 fiscal years. In connection with this settlement, the Company paid Euro 84.0 million ($105.5 million based on exchange rates at the respective payment dates) during 2012 and paid the remainder of Euro 1.5 million ($1.9 million based on exchange rates at the respective payment date) in the first quarter of 2013. This settlement did not address either the 2002-2003 fiscal years or the 2011 fiscal year. In connection with the overall settlement, the Company recorded after-tax charges of $72.4 million during the third quarter 2012, which included $56.0 million related to the tax settlement of the 2004-2010 period and the increased liabilities for uncertain tax positions of $16.4 million for years not settled. During the fourth quarter of 2012 the Company and the Spanish tax authorities also finalized a multi-year agreement that established the tax basis for the Company’s activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The Company’s Spanish subsidiaries have not yet received an assessment with respect to the 2011 fiscal year.

As a result of the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest through March 31, 2013. To proceed with its appeals of the tax assessments for the 2002-2003 fiscal years, the Company was required to post bank guarantees. As of March 31, 2013, the Company had posted bank guarantees of Euro 22.4 million ($28.6 million) associated with the 2002-2003 appeals. The Company had previously appealed these assessments with the Appellate Court. On February 7, 2013, the Appellate Court upheld the Central Economic-Administrative Tribunal’s (“TEAC”) ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We initially filed a notice of intent to appeal this ruling during the first quarter of 2013, however, we have since determined not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date). In light of the court’s ruling, we also recorded a charge of $9.3 million associated with issues in the 2002-2003 cases that were unrelated to the issues underlying the 2004-2010 settlement. This charge was partially offset by a $3.1 million adjustment to prior accruals for the 2003 case. As a result of our decision not to appeal, we have classified approximately $25.3 million of amounts to be paid as income taxes payable as of March 31, 2013. The Appellate Court has not yet ruled on our appeal of the 2002 tax assessment and related claims.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, the Company (i) recorded charges (including estimated interest) of approximately $12 million after-tax during 2012, and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rates at the respective payment date) during 2012. At March 31, 2013, the Company had Euro 4.4 million ($5.6 million) reflected in income taxes payable in connection with these three cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. At March 31, 2013, the aggregate amount of the remaining dividend withholding controversy was Euro 3.1 million ($4.0 million), including estimated interest, which is fully reserved. As of March 31, 2013, the Company had posted bank guarantees of Euro 7.5 million ($9.6 million) in order to proceed with the appeal in this controversy.

As of March 31, 2013, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $29.9 million, which includes $7.0 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 and the 2011 fiscal years, $3.7 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2007 to 2012. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.

The effective tax rate for the three months ended March 31, 2013 was 28.9% compared with 26.5% for the three months ended March 31, 2012. The effective tax rate for the 2013 first quarter includes a $6.2 million after-tax charge associated with the 2002-2003 ruling as discussed above. The period-over-period increase is partially offset by a $2.7 million benefit associated with U.S. tax legislation enacted in the first quarter of 2013 (including the R&D tax credit). The 2012 period also included a charge of $9.4 million associated with the Spanish withholding tax cases and a $10.6 million benefit associated with the Corporate restructuring of certain non-U.S. subsidiaries.

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

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Equity-based awards	$4,523	$2,990
Liability-based awards	1,451	931

Total stock-based compensation expense	5,974	3,921
Less: tax benefit	(1,907)	(1,263)

Total stock-based compensation expense, after tax	$4,067	$2,658

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

Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Net sales:
Flavors	$356,361	$349,887
Fragrances	371,475	360,729

Consolidated	$727,836	$710,616

Segment profit:
Flavors	$83,039	$79,680
Fragrances	68,354	56,081
Global	(12,589)	(13,186)
Restructuring and other charges, net	—	(1,668)
Operational improvement initiative costs	(1,198)	—

Operating profit	137,606	120,907
Interest expense	(11,152)	(10,811)
Other expense, net	1,069	246

Income before taxes	$127,523	$110,342

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2013 and 2012 were $158.2 million and $167.7 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2013 and 2012 were $569.6 million and $542.9 million, respectively. No non-U.S. country had net sales in any period presented greater than 8% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Service cost for benefits earned	$881	$938
Interest cost on projected benefit obligation	5,741	6,002
Expected return on plan assets	(6,557)	(6,041)
Net amortization and deferrals	5,869	4,913
Loss due to curtailments	—	—

Net periodic benefit cost	5,934	5,812
Defined contribution and other retirement plans	1,870	1,889

Total expense	$7,804	$7,701

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Service cost for benefits earned	$4,143	$3,194
Interest cost on projected benefit obligation	7,874	7,822
Expected return on plan assets	(12,099)	(11,488)
Net amortization and deferrals	2,368	1,614
Loss due to settlements and special terminations	40	456

Net periodic benefit cost	2,326	1,598
Defined contribution and other retirement plans	1,291	1,251

Total expense	$3,617	$2,849

The Company expects to contribute $18 - $28 million to its non-U.S. pension plans during 2013. In the three months ended March 31, 2013, $30.0 million contributions were made to the qualified U.S. pension plans. For the three months ended March 31, 2013, $4.0 million of contributions were made to the non-U.S. plans, respectively. In the three months ended March 31, 2013, $1.0 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Service cost for benefits earned	$362	$341
Interest cost on projected benefit obligation	1,168	1,447
Net amortization and deferrals	(663)	(361)

Total postretirement benefit expense	$867	$1,427

The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2013. In the three months ended March 31, 2013, $1.4 million of contributions were made.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2012 Form 10-K.

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2013.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$300,046	$300,046	$324,422	$324,422
Credit facilities and bank overdrafts (2)	282,444	282,444	297,147	297,147
Long-term debt: (3)
Senior notes - 2007	500,000	624,497	500,000	634,000
Senior notes - 2006	225,000	245,447	225,000	248,000

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on a portion of our long term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges and will mature in the third quarter of 2013. Amounts recognized in Interest expense have been immaterial for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013 and the year ended December 31, 2012, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Two of these forward currency contracts matured during the three months ended March 31, 2013. The outstanding forward currency contracts have remaining maturities of less than one year.

During the three months ended March 31, 2013 and the year ended December 31, 2012, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

During Q1 2013, we entered into three interest rate swaps to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Subsequent to March 31, 2013, we terminated these swaps and incurred a loss of $2.7 million, which we will amortize as Interest expense over the life of the Senior Notes (discussed in Note 5).

The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2013 and December 31, 2012:

(DOLLARS IN THOUSANDS)	March 31, 2013	December 31, 2012
Forward currency contracts	$176,600	$143,483
Interest rate swaps	$400,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$4,653	$3,304	$7,957
Interest rate swaps	163	—	163

	$4,816	$3,304	$8,120
Derivative liabilities (b)
Foreign currency contracts	$1,180	$3,590	$4,770
Interest rate swaps	1,194	—	1,194

	$2,374	$3,590	$5,964

	December 31, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$676	$2,535	$3,211
Interest rate swaps	328	—	328

	$1,004	$2,535	$3,539
Derivative liabilities (b)
Foreign currency contracts	$5,251	$278	$5,529

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Three Months Ended March 31,		Location of (Loss) Gain Recognized in Income on Derivative
	2013	2012
Foreign currency contracts	$8,177	$519	Other income, net

Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap	$118	$762	Other income, net	$(215)	$(727)
Forward currency contracts	1,022	(1,539)	Cost of goods sold	1,713	(227)
Interest rate swaps	(1,194)	—	N/A	—	—

Derivatives in Net Investment Hedging Relationships:

Forward currency contracts	1,985	(503)	N/A	—	—

Total	$1,931	$(1,280)		$1,498	$(954)

No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2013 and 2012. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2013 and 2012.

The Company expects that approximately $4.3 million (net of tax) of derivative losses included in AOCI at March 31, 2013, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	226	1,370	—	1,596
Amounts reclassified from AOCI	—	(1,498)	5,132	3,634

Net current period other comprehensive income (loss)	226	(128)	5,132	5,230

Accumulated other comprehensive loss, net of tax, as of March 31, 2013	$(93,496)	$(346)	$(304,553)	$(398,395)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2011	$(111,410)	$4,237	$(268,137)	$(375,310)
OCI before reclassifications	28,649	(1,658)	—	26,991
Amounts reclassified from AOCI	—	954	4,421	5,375

Net current period other comprehensive income (loss)	28,649	(704)	4,421	32,366

Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2012	$(82,761)	$3,533	$(263,716)	$(342,944)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$(215)	$(727)	Other income, net
Forward currency contract	2,363	(313)	Cost of goods sold
	(650)	86	Provision for income taxes

	$1,498	$(954)	Total, net of income taxes

(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(40)	$(456)	(a)
Prior service cost	1,098	1,053	(a)
Actuarial losses	(8,672)	(7,219)	(a)
	2,482	2,201	Provision for income taxes

	$(5,132)	$(4,421)	Total, net of income taxes

(a)

The amortization of prior service cost and actuarial loss in included in the computation of net periodic benefit cost. Refer to Note 9 to the Consolidated Financial Statements - Employee Benefits for additional information regarding net periodic benefit cost.

Note 12. Commitments and Contingencies:

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At March 31, 2013, we had total bank guarantees and standby letters of credit of approximately $81.1 million with various financial institutions. Of this amount, Euro 29.9 million ($38.2 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above aggregate amount is a total of $12.0 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment and $25.9 million for certain other assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2013.

In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $22.8 million as of March 31, 2013.

Lines of Credit

The Company has various lines of credit which are available to support its ongoing business operations. At March 31, 2013, we had available lines of credit (in addition to the credit facility as discussed in Note 5) of approximately $90.6 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2013.

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

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not material and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees, and the extended time period over which payments will likely be made. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue its defenses, we are required to, and have provided, bank guarantees and pledged assets in the amount of $48.7 million. We have recorded provisions only in those cases where the loss is both probable and estimable. We cannot reasonably estimate a range of possible loss for a majority of the Brazilian matters due to the extended period of time to proceed through the judicial process given the fact that the majority of the underlying positions under dispute have had either no or favorable rulings to date.

The Spanish tax authorities are alleging claims for a capital tax in a case arising from similar facts as the income tax cases (discussed in further detail in Note 6). We have determined the loss is neither probable nor estimable. We estimate a range of reasonably possible loss in this case of zero to $12 million. We intend to vigorously defend, and believe we have valid defenses for, our underlying position with regard to this matter.

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

As part of our strategic emphasis on profitable growth, since late 2011 we have begun to exit certain low margin sales activities in Flavors and will continue to do so through the second quarter of 2013. Accordingly, we expect this to result in increased operating margins.

Net sales growth during the first quarter of 2013 was 2% on a reported basis, net of currency impacts as described below. Excluding the effects of currency, local currency (LC) sales grew 3% and 4% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors. The LC growth reflects good new win performance (net of losses) in both Flavors and Fragrance Compounds and slightly favorable pricing that more than offset volume declines on existing business and expected weakness in Fragrance Ingredients volumes, principally related to commodity products. Overall, we expect stronger local currency sales growth rates in the second quarter of 2013 versus those seen in the first quarter driven by continued strength in our Flavors and Fragrance compounds businesses and more modest volume declines in our Fragrance Ingredients activities. We believe that the negative impact from the exit of low margin sales activities will continue until the end of the second quarter 2013. We expect our emerging markets will continue to be the primary drivers of LC growth.

Exchange rate fluctuations had a 100 basis points (bps) unfavorable impact on net sales for the first quarter, driven mainly by a weakening of the Euro versus the dollar versus the prior year quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.

Gross margins improved versus the first quarter of 2012 continuing the favorable trend seen during most of 2012. The improvement reflects modest declines in raw material costs, improved manufacturing leverage, mix improvements (including the impact of the exit of low margin sales activities in Flavors) and ongoing cost reduction efforts when compared to the first quarter of 2012. Although we see modest declines in year-over-year raw material costs, the absolute raw material price levels remain near historical highs. Given the overall economic uncertainty and market volatility of our crop-related raw materials, it is challenging to predict their effects on gross margin trends. We intend to continue to pursue options to enable us to recover the double-digit cost increases that we have experienced during 2011-2012 and to improve our margins through operational performance and mix enhancement. We expect to continue to see year-over-year gross margin expansion in 2013 as we fully benefit from the actions taken in 2012 combined with a benign raw material cost environment. Included in the first quarter of 2013 is approximately $1.2 million of costs associated with our operational improvement initiatives which relate to the closing of two smaller facilities in Europe and Asia and transferring production to larger facilities in each respective region. Expected incremental costs for the remainder of the year are approximately $2-$3 million. We recently commenced the testing and start-up process at our compounding facility in China. The exact timing is uncertain, but we believe that commercial production will begin during the second half of the year, which will likely result in higher depreciation expense and other potential operating costs associated with a commercial start-up.

On May 3, 2013, we announced that we intend to close our fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plan to consolidate production into other Company facilities. In connection with this closure, we expect to incur costs of $16-$21 million, consisting primarily of $10-$12 million in accelerated depreciation of fixed assets, $3-$4 million in personnel-related costs and $3-$5 million in plant shutdown and other related costs. Approximately $3-$4 million of these costs will be recorded in the second quarter of 2013, with the remainder expected to be recognized over the following four quarters. We expect that approximately 43 positions will be eliminated as a result of these decisions. We estimate that approximately $6-$9 million of the costs will result in future cash expenditures.

FINANCIAL PERFORMANCE OVERVIEW

Reported sales in the first quarter of 2013 increased approximately 2%. In LC terms, sales increased 3% as a result of our broad and diverse portfolio of end-use product categories and geographies as the benefits associated with new win performance and lower volume declines on existing business more than offset sales declines in Fragrance Ingredients principally related to commodity products. Flavors realized LC growth of 2% for the first quarter of 2013 (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities). Our Fragrance business achieved LC growth of 3%, an improvement versus a 3% LC sales decline in the first quarter of 2012. Fragrances performance reflects new win performance and lower volume declines on existing business in our Fragrance Compounds categories, led by Fine & Beauty Care, that more than offset declines in Fragrance Ingredients principally related to commodity products, as expected, following the volume-driven strong fourth quarter of 2012. Overall, our first quarter 2013 results continued to be driven by our strong emerging market presence that represented 49% of sales and experienced 9% LC growth. From a geographic perspective, the Latin America (LA), Europe, Africa and Middle East (EAME), and Greater Asia (GA) regions all delivered LC growth in 2013, led by LA, with 11% LC growth. LC sales in North America (NOAM) decreased quarter-over-quarter as sales performance in Flavors and Fragrance Compounds was more than offset by double-digit declines in Fragrance Ingredients principally related to commodity products and the exit of low margin sales activities in Flavors.

Operating profit increased $16.7 million to $137.6 million (18.9% of sales) in the 2013 first quarter compared to $120.9 million (17.0% of sales) in the comparable 2012 period. The three months ended March 31, 2013 included operational improvement initiative costs of $1.2 million related to closing two smaller facilities in Europe and Asia and transferring production to larger facilities in each respective region. Excluding this charge, adjusted operating profit was $138.8 million (19.1% of sales) as of March 31, 2013. The three months ended March 31, 2012 included a restructuring charge of $1.7 million associated with the strategic realignment of the Fragrance business unit. Excluding the $1.7 million restructuring charge, adjusted operating profit was $122.6 million (17.2% of sales) as of March 31, 2012. The quarter-over-quarter improvement in adjusted operating profit was principally driven by volume growth combined with gross margin expansion (including the benefits of mix improvements, manufacturing efficiency, carryover pricing in both business segments and slightly favorable raw material costs) that collectively more than offset the effects of higher R&D, selling and administrative costs (including higher incentive compensation expense).

Net income increased by approximately $9.6 million quarter-over-quarter to $90.7 million as of March 31, 2013 as share improvements in operating profit were partially offset by a higher effective tax rate in the 2013 period driven largely by the Spanish tax charge.

We continue to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the first quarter of 2013. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2013, we believe that capital spending will approach 5% of sales as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations for the three months ended March 31, 2013 were $18.7 million or 2.6% of sales, compared to cash inflow from operations of $52.6 million or 7.4% of sales for the three months ended March 31, 2012. The decrease in cash flow from operations in 2013 was largely driven by $30.0 million of pension contributions to our U.S. plans in the current period compared to zero in the 2012 period. In addition, payments related to incentive compensation awards were approximately $36 million higher during the 2013 period (due to the stronger 2012 versus 2011 program performance), partially offset by higher earnings and improvements in core working capital (trade receivables, inventories and accounts payable).

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2013	2012	Change
Net sales	$727,836	$710,616	2%
Cost of goods sold	416,476	425,217	-2%

Gross profit	311,360	285,399
Research and development (R&D) expenses	59,101	57,408	3%
Selling and administrative (S&A) expenses	114,653	105,416	9%

Restructuring and other charges, net	—	1,668	-100%

Operating profit	137,606	120,907
Interest expense	11,152	10,811	3%
Other income, net	(1,069)	(246)	335%

Income before taxes	127,523	110,342
Taxes on income	36,826	29,286	26%

Net income	$90,697	$81,056	12%

Diluted EPS	$1.10	$0.99	11%

Gross margin	42.8%	40.2%	260.0
R&D as a percentage of sales	8.1%	8.1%	0.0
S&A as a percentage of sales	15.8%	14.8%	100.0
Operating margin	18.9%	17.0%	190.0
Adjusted operating margin (1)	19.1%	17.2%	190.0
Effective tax rate	28.9%	26.5%	240.0

Segment net sales
Flavors	$356,361	$349,887	2%
Fragrances	371,475	360,729	3%

Consolidated	$727,836	$710,616

(1)

Adjusted operating margin excludes the operational improvement initiative costs of $1.2 million for the three months ended March 31, 2013 and Restructuring and other charges, net of $1.7 million for the three months ended March 31, 2012.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2013 IN COMPARISON TO FIRST QUARTER 2012

Sales

Sales for the first quarter of 2013 totaled $727.8 million, an increase of 2% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 3% (or 4% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins, lower volume declines on existing business in both Flavor and Fragrance Compounds and the realization of price increases collectively more than offset declines in Fragrance Ingredients principally related to commodity products. Overall LC growth was driven by 9% growth in emerging markets.

Flavors Business Unit

Flavors reported and LC sales growth each increased 2% during the first quarter of 2013 compared to the 2012 period. Excluding the impact of a 4% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 6% on a like-for-like basis. The overall increase was driven by new wins, favorable sales mix and lower volume declines on existing business. On an end-use product category basis, LC growth was led by high single-digit growth in Beverages and Dairy and low single-digit gains in Savory that was partially offset by high single-digit declines in Sweet, primarily as a result of the exit of low margin sales activities in NOAM. This decline in Sweet had little to no impact on gross margins. Growth for both Savory and Sweet in the 2013 period was negatively impacted by the exit of low margin sales activities. All categories benefited from new wins and lower volume declines on existing business. The Flavors business delivered LC growth in EAME, LA and GA, led by GA.

Sales in GA were driven by double-digit gains in Savory and Dairy and mid single-digit gains in Sweet and Beverages. Sales in EAME were driven by double-digit gains in Beverages and high single-digit growth in Dairy. LA LC growth of 3% was driven by double-digit gains in Beverages and Dairy. Sales in NOAM were led by mid single-digit growth in Beverages that were offset by high double-digit declines in Sweet.

Fragrances Business Unit

The Fragrances business experienced a 3% increase in both reported sales and LC sales for the first quarter of 2013 versus a 3% decline in LC sales during the first quarter of 2012. New wins and lower volume declines on existing business were partially offset by double-digit declines in Fragrance Ingredients, as expected, following the volume-driven strong fourth quarter of 2012. Our Fragrance Compounds categories saw LC sales grow 7% over the prior year period compared to 11% declines in Fragrance Ingredients principally related to commodity products. Within Fragrance Compounds, sales were driven by double-digit growth in Fabric Care and high single-digit growth in Personal Wash in addition to single-digit growth in Fine and Beauty Care.

Sales performance by Region and Category

		% Change in Sales-First Quarter 2013 vs. First Quarter 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total

NOAM	Reported	-8%	1%	-11%	-6%	-5%	-5%

EAME	Reported	-3%	9%	-12%	0%	6%	2%
	Local Currency (1)	-5%	8%	-13%	-2%	5%	1%

LA	Reported	21%	12%	-12%	14%	0%	9%
	Local Currency (1)	25%	13%	-12%	15%	3%	11%

GA	Reported	11%	12%	-6%	9%	5%	6%
	Local Currency (1)	11%	13%	-3%	10%	6%	8%

Total	Reported	4%	9%	-11%	3%	2%	2%
	Local Currency (1)	4%	9%	-11%	3%	2%	3%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•

NOAM Flavors sales declined 5% as a result of high double-digit declines in Sweet (which was negatively impacted by the exit of low margin sales activities), that more than offset mid single-digit growth in Beverages. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced single-digit growth. NOAM Fragrance sales declined 6% in the first quarter of 2013, principally due to double-digit declines in Fine Fragrance and mid single-digit declines in Fabric Care categories, which were only partially offset by high double-digit growth in Hair Care and double-digit growth in Personal Wash categories in addition to double-digit declines in Fragrance Ingredients, principally related to commodity products. All categories realized pricing increases.

•

EAME Flavors LC sales growth of 5% was led by double-digit growth in Beverages and high single-digit growth in Dairy. All categories benefited from new wins and lower volume declines on existing business. EAME Fragrance LC sales decreased 2% overall, driven mainly by high single-digit growth in Functional Fragrance categories, which were more than offset by mid to high single-digit declines in Fine Fragrance and Hair Care categories and double-digit declines in Fragrance Ingredients, principally related to commodity products.

•

LA Flavors LC sales were up 3% as new wins drove double-digit gains in the Beverages and Dairy end-use categories. LA Fragrances LC sales had substantial double-digit growth within both Fine and Beauty Care and Functional Fragrance categories, reflecting strong new win performance and lower volume declines on existing business that collectively more than offset double-digit decreases in Fragrance Ingredients.

•

GA Flavors had 6% LC sales growth from double-digit growth in Savory and Dairy followed by mid single-digit growth in Sweet and Beverages, driven by new win performance and lower volume declines on existing business. Excluding the effects of the exit of low margin sales activities, GA Flavors sales experienced 6% growth on a like-for-like basis. In GA, both Fine and Beauty Care and Functional Fragrance categories benefited from strong win performance whereas Fragrance Ingredients continued to see volume declines principally related to commodity products.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 260 bps to 57.2% in the first quarter of 2013 compared to 59.8% in the first quarter of 2012. The improvement versus last year was mainly driven by favorable sales mix and other margin recovery efforts, including manufacturing efficiencies combined with modestly lower raw material costs on a year-over-year basis. This was partially offset by our operational improvement initiative costs of $1.2 million related to closing two smaller facilities in Europe and Asia and transferring production to larger facilities in each respective region.

Research and Development (R&D) Expenses

Overall R&D expenses remained consistent with 8.1% of sales in the first quarter of 2013 and 2012.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 100 bps to 15.8% in the first quarter of 2013 versus 14.8% in the first quarter of 2012. The increase in S&A expenses principally reflects higher incentive compensation, expenses associated with the mark-to-market of deferred compensation plan awards and pension expenses.

Operating Results by Business Unit

We evaluate the performance of business units based on profit before Restructuring and other charges, net, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$83,039	$79,680
Fragrances	68,354	56,081
Global	(12,589)	(13,186)
Restructuring and other charges, net	—	(1,668)
Operational improvement initiative costs	(1,198)	—

Operating profit	$137,606	$120,907

Profit margin
Flavors	23.3%	22.8%
Fragrances	18.4%	15.5%
Consolidated	18.9%	17.0%

Flavors Segment Profit

Flavors segment profit totaled $83.0 million in the first quarter of 2013, or 23.3% as a percentage of sales, compared to $79.7 million, or 22.8% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was driven by lower volume decline on existing business and favorable sales mix that collectively more than offset investments in R&D as well as the favorable impact of exiting certain low margin sales activities.

Fragrances Segment Profit

Fragrances segment profit totaled $68.4 million in the first quarter of 2013, or 18.4% as a percentage of sales, compared to $56.1 million, or 15.5% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was due to favorable sales mix and ongoing cost discipline, along with other profit improvement efforts.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2013, Global expenses were $12.6 million compared to $13.2 million during the first quarter of 2012. The decrease reflects higher incentive compensation expense and re-measurement costs associated with the deferred compensation plan which were more than offset by favorable year-over-year impacts on our cash flow hedging program.

Interest Expense

Interest expense increased $0.4 million to $11.2 million in the first quarter of 2013 compared to the first quarter of 2012. The increase in interest expense principally reflects the increased revolving credit facility borrowings that occurred during the fourth quarter of 2012. Average cost of debt was 4.4% for the 2013 three month period compared to 4.9% in the 2012 three month period.

Other Income, Net

Other income, net increased by approximately $0.9 million to $1.1 million in the first quarter of 2013 versus $0.2 million in the comparable 2012 period. The improvement was largely driven by gains associated with the Company’s deferred compensation plan assets.

Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 28.9% compared with 26.5% for the three months ended March 31, 2012. The three month period ended March 31, 2013 includes a $6.2 million after-tax charge associated with the 2002-2003 cases as discussed in Note 6 of the Consolidated Financial Statements. Excluding this charge, the adjusted effective tax rate for 2013 was 24.0%. The period-over-period increase is partially offset by a $2.7 million benefit associated with U.S. tax legislation enacted in the first quarter of 2013 (including the R&D tax credit). The 2012 period also included a charge of $9.4 million associated with the Spanish withholding tax cases and a $10.6 million benefit associated with the Corporate restructuring of certain non-U.S. subsidiaries.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $300.0 million at March 31, 2013 compared to $324.4 million at December 31, 2012, of which $178.2 million of the balance at March 31, 2013, was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in the first three months of 2013 were $18.7 million compared to an inflow of cash from operations of $52.6 million in the first three months of 2012. The net cash outflow associated with our core working capital decreased by $7.1 million compared to the first three months of 2012. Operating cash flows versus the prior year period also reflects higher incentive compensation payments and $30 million of pension contributions in the U.S. when compared to 2012.

We made payment of $23.3 million related to the 2002-2003 Spanish tax cases during the second quarter of 2013. The Company has funded, and will fund any remaining payments, by utilizing available cash from operations and/or available borrowings under the Company’s revolving credit facility as of the payment date.

Working capital (current assets less current liabilities) totaled $994.4 million at March 31, 2013, compared to $949.8 million at December 31, 2012. This increase in working capital reflects effects of higher commercial activity on trade receivables combined with payments on trade payables and incentive compensation plans.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $29.9 million during the first three months of 2013 compared to $28.8 million in the first three months of 2012. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approach 5% of our sales in 2013.

Net investing activities during the first three months of 2013 utilized $28.3 million compared to $27.4 million in the prior year period.

CASH FLOWS USED IN FINANCING ACTIVITIES

Net financing activities in the first three months of 2013 used $11.9 million compared to $38.9 million in the first three months of 2012. The decrease in cash used for financing activities principally reflects the absence of a dividend payment in the 2013 period as compared to 2012.

At March 31, 2013, we had $1,016.0 million of debt outstanding compared to $1,031.2 million outstanding at December 31, 2012.

No dividend payment was made during the three months ending March 31, 2013 as payment was made during the fourth quarter of 2012. We paid dividends totaling $25.1 million in the 2012 period. We declared a cash dividend per share of $0.34 in the first quarter of 2013 that was paid on April 4, 2013 to all shareholders of record as of March 21, 2013.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total remaining amount of $235.8 million available under the repurchase program, approximately 3.1 million shares, or 3.8% of shares outstanding (based on the market price and shares outstanding as of March 31, 2013) could be repurchased under the program as of March 31, 2013. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended March 31, 2013, we repurchased 203,068 shares on the open market at an aggregate cost of $14.2 million or an average of $70.13 per share.

CAPITAL RESOURCES

Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. While we are comfortable with our current leverage ratios, our cash generation and capital structure would support some increase in leverage. We believe our existing cash balances are sufficient to meet our debt service requirements, including $100 million that is due July 12, 2013 related to our Senior Unsecured Notes issued in 2006.

On April 4, 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes”) due 2023 at a discount of $0.3 million. The Company received proceeds related to the issuance of these Senior Notes of $297.8 million consisting of the $0.3 million discount discussed above and a $1.9 million underwriting discount, both of which will be amortized as interest expense over the term of the Senior Notes. The Senior Notes will bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. See Note 5 to the Consolidated Financial Statements for further information.

On April 26, 2013, the Company repaid the full amount outstanding under the credit facility ($282.2 million as of March 31, 2013).

We expect to contribute $18 - $28 million to our non-U.S. pension plans during 2013.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first three months of 2013 or 2012.

Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at March 31, 2013 our covenant compliance would provide overall borrowing capacity of $1,233.2 million.

As of March 31, 2013 we had total borrowings under our revolving credit facility of $282.2 million. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. However, our drawdown capacity on the facility was limited to $658.2 million based on existing balances outstanding under the facility at March 31, 2013.

At March 31, 2013 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2013 our Net Debt/adjusted EBITDA (1) ratio was 1.18 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended March 31,
(DOLLARS IN MILLIONS)	2013	2012
Net income	$263.7	$264.0
Interest expense	42.2	43.7
Income taxes	196.8	104.4
Depreciation and amortization	77.1	76.3
Specified items (1)	—	48.4
Non-cash items (2)	17.3	17.6

Adjusted EBITDA	$597.1	$554.4

(1)	Specified items for the 12 months ended March 31, 2012 consist of $33.5 million related to the Mane patent litigation settlement and $14.9 million of restructuring charges.
(2)

Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	March 31,
(DOLLARS IN MILLIONS)	2013	2012
Total debt	$1,016.0	$870.5
Adjustments:
Deferred gain on interest rate swaps	(8.6)	(10.5)
Cash and cash equivalents	(300.0)	(76.5)

Net debt	$707.4	$783.5

As discussed in Note 12 to the Consolidated Financial Statements, at March 31, 2013, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 29.9 million ($38.2 million) in bank guarantees outstanding as of March 31, 2013 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) improving business trends in 2013, (ii) improvements in local currency sales in 2013, (iii) our ability to capitalize on our strong emerging market presence to drive growth, (iv) the impact of our profit improvement initiatives, (v) our competitive position in the market and financial performance in 2013, (vi) future local currency growth rates and drivers of growth, (vii) the impact of our strategy to exit certain low margin sales activities in Flavors and expected completion of the activities, (viii) our ability to increase gross margins in 2013 and offset the effects of elevated raw material costs, (ix) the commencement of commercial production in our compounding facility in China, and (x) the ultimate resolution of pending tax matters with the Spanish tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•

uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies, including the final assessment for the Company’s Spanish subsidiaries’ 2011 tax return and appeal regarding the tax assessment for the 2002 fiscal year;

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

•

the direct and indirect costs and other financial impact that may result from any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, or the responses to or repercussion from any of these or similar events or conditions;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2012 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flow.

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like sales (which eliminates the effects of local currency and the strategic decision to exit certain low margin sales), (iii) adjusted operating profit (which excludes the operational improvement initiative and restructuring charges), and (iv) adjusted effective tax rate (which excludes the Spanish tax charge). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.

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

International Flavors & Fragrances Inc.

Like-for-Like Flavors Sales Reconciliation

	Three Months Ended March 31, 2013
	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low Margin Sales Activities	Like-for- Like Sales Growth (2)
Total Company	2%	3%	1%	4%
Flavors
North America	-5%	-5%	9%	4%
EAME	6%	5%	1%	6%
Latin America	0%	3%	3%	6%
Greater Asia	5%	6%	0%	6%
Total	2%	2%	4%	6%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2013 period.
(2)	Like-for-like is a non-GAAP metric that excludes the impact of exiting low margin sales activities and foreign exchange.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are no material changes in market risk from the information provided in the Company’s 2012 Annual Report on Form
10-K.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with the Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries for the 2002-2003 fiscal years, in the aggregate amount of Euro 22.4 million ($28.6 million), including aggregate estimated interest through March 31, 2013. During 2007, we filed appeals against these income tax assessments and related capital tax and tax avoidance claims with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010, we filed appeals for judicial review with the Spanish National Appellate Court (“Appellate Court”). On February 7, 2013, the Appellate Court upheld the TEAC’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We initially filed a notice of intent to appeal this ruling during the first quarter of 2013, however, we have determined not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date). The Appellate Court has not yet ruled on our appeal of the 2002 tax assessment and related claims.

On August 1, 2012, we reached an overall settlement with the Spanish tax authorities regarding income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years which deductions were similar to those challenged in connection with the 2002-2003 audits. During the fourth quarter of 2012, the Company and the Spanish tax authorities also entered into a multi-year agreement that established the tax basis for our activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The settlement agreement did not address the assessments for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. The settlement agreement also did not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 income tax return was filed in July 2012 and has not yet been audited. Based on the settlement reached for the 2004-2010 fiscal years, we expect that our Spanish subsidiaries will receive an assessment for 2011 on a basis consistent with the 2004-2010 settlement.

The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims is Euro 9.4 million ($12.0 million), including aggregate estimated interest through March 31, 2013. Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. We intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. In 2012, the Spanish Supreme Court ruled against us in three of the four pending cases and issued judgments in an aggregate of Euro 14.9 million ($19.7 million), including aggregate estimated interest. Based on these rulings, we paid Euro 9.8 million ($12.8 million) for these three cases during 2012. We expect to make payments of remaining amounts due of Euro 4.4 million ($5.6 million) by the end of 2013, which reflects revised estimated interest and currency rates through March 31, 2013. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.1 million ($4.0 million), including aggregate estimated interest through March 31, 2013, is currently pending.

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

While joint and several liability is authorized under federal and state environmental laws, we believe the amounts we have paid and anticipate paying in the future for clean-up costs and damages at all sites are not material and will not have a material adverse effect on our financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees, and the extended time period over which payments will likely be made. There can be no assurance, however, that future events will not require us to materially increase the amounts we anticipate paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on our financial condition, results of operations or cash flows.

Other

We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  (c) Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the first quarter of 2013.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2013	98,000	$68.94	98,000	$243,243,612
February 1 - 28, 2013	78,587	70.96	78,587	237,667,154
March 1 - 31, 2013	26,481	72.09	26,481	235,758,226

Total	203,068	$70.13	203,068	$235,758,226

(1)

Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2014. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

1.1	Underwriting Agreement, dated April 1, 2013, by and among International Flavors & Fragrances Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Registrant’s Report on Form 8-K filed on April 4, 2013.

4.1	Indenture, dated as of April 4, 2013, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (including the form of Notes), incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on April 4, 2013.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	May 7, 2013	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	May 7, 2013	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

1.1	Underwriting Agreement, dated April 1, 2013, by and among International Flavors & Fragrances Inc. and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Registrant’s Report on Form 8-K filed on April 4, 2013.

4.1	Indenture, dated as of April 4, 2013, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (including the form of Notes), incorporated by reference to Exhibit 4.1 to Registrant’s Report on Form 8-K filed on April 4, 2013.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase