Form 10-Q
period 2013-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2013-08-06
CIK 51253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding as of July 23, 2013: 81,735,786

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED BALANCE SHEET

(DOLLARS IN THOUSANDS)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$365,897	$324,422
Trade receivables (net of allowances of $8,844 and $9,293, respectively)	541,607	499,443
Inventories: Raw materials	239,428	256,728
Work in process	8,466	7,804
Finished goods	264,890	276,126

Total Inventories	512,784	540,658
Deferred income taxes	57,474	65,763
Prepaid expenses and other current assets	156,131	142,401

Total Current Assets	1,633,893	1,572,687

Property, plant and equipment, at cost	1,545,740	1,532,317
Accumulated depreciation	(894,729)	(877,676)

	651,011	654,641

Goodwill	665,582	665,582
Other intangible assets, net	33,652	36,688
Deferred income taxes	154,966	157,074
Other assets	169,817	159,520

Total Assets	$3,308,921	$3,246,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$100,175	$150,071
Accounts payable	176,731	199,272
Accrued payroll and bonus	55,963	80,027
Dividends payable	27,744	—
Restructuring and other charges	3,120	3,149
Other current liabilities	203,091	197,359

Total Current Liabilities	566,824	629,878

Long-term debt	932,796	881,104
Deferred gains	42,930	44,674
Retirement liabilities	297,306	327,373
Other liabilities	94,635	110,608

Total Other Liabilities	1,367,667	1,363,759

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of June 30, 2013 and December 31, 2012; and outstanding 81,741,180 and 81,626,874 shares as of June 30, 2013 and December 31, 2012	14,470	14,470
Capital in excess of par value	127,695	127,504
Retained earnings	2,978,709	2,841,166
Accumulated other comprehensive loss	(412,532)	(403,625)
Treasury stock, at cost - 34,020,660 shares as of June 30, 2013 and 34,134,966 shares as of December 31, 2012	(1,338,656)	(1,330,707)

Total Shareholders’ Equity	1,369,686	1,248,808

Noncontrolling interest	4,744	3,747

Total Shareholders’ Equity including noncontrolling interest	1,374,430	1,252,555

Total Liabilities and Shareholders’ Equity	$3,308,921	$3,246,192

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$757,635	$721,317	$1,485,471	$1,431,933

Cost of goods sold	423,649	419,774	840,125	844,991
Research and development expenses	64,672	56,400	123,774	113,809
Selling and administrative expenses	124,813	112,835	239,468	218,249
Restructuring and other charges, net	2,105	—	2,105	1,668
Interest expense	12,860	10,613	24,013	21,423
Other income, net	(11,209)	(845)	(12,282)	(1,088)

Income before taxes	140,745	122,540	268,268	232,881
Taxes on income	38,423	33,944	75,248	63,230

Net income	102,322	88,596	193,020	169,651

Other comprehensive income, after tax:
Foreign currency translation adjustments	(17,051)	(52,707)	(16,825)	(24,058)
(Losses)/gains on derivatives qualifying as hedges	(2,174)	3,138	(2,302)	2,434
Pension and postretirement net liability	5,088	4,350	10,220	8,771

Other comprehensive income	(14,137)	(45,219)	(8,907)	(12,853)

Total comprehensive income	$88,185	$43,377	$184,113	$156,798

Net income per share - basic	$1.25	$1.09	$2.36	$2.08

Net income per share - diluted	$1.24	$1.08	$2.34	$2.06

Average number of shares outstanding - basic	81,309	81,095	81,300	80,938

Average number of shares outstanding - diluted	82,041	81,782	82,018	81,727

Dividends declared per share	$0.34	$0.31	$0.68	$0.62

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$193,020	$169,651
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	39,807	37,094
Deferred income taxes	4,971	(13,786)
Gain on disposal of assets	(18,021)	(1,525)
Stock-based compensation	14,050	11,272
Pension settlement/curtailment	—	874
Changes in assets and liabilities:
Trade receivables	(60,753)	(58,035)
Inventories	14,694	(5,643)
Accounts payable	(10,198)	(21,214)
Accruals for incentive compensation	(23,076)	2,019
Other current payables and accrued expenses	13,919	26,523
Other assets	(21,727)	(21,248)
Other liabilities	(28,643)	9,384

Net cash provided by operating activities	118,043	135,366

Cash flows from investing activities:
Additions to property, plant and equipment	(60,689)	(53,833)
Purchase of life insurance contracts	—	(1,035)
Proceeds from termination of life insurance contracts	793	—
Maturity of net investment hedges	626	1,960
Proceeds from disposal of assets	16,467	124

Net cash used in investing activities	(42,803)	(52,784)

Cash flows from financing activities:
Cash dividends paid to shareholders	(27,733)	(50,206)
Net change in revolving credit facility borrowings and overdrafts	(284,061)	(26,034)
Deferred financing costs	(2,786)	—
Proceeds from long-term debt	297,786	—
Proceeds from issuance of stock under stock plans	3,566	5,400
Excess tax benefits on stock-based payments	5,172	6,513
Purchase of treasury stock	(19,174)	—

Net cash used in financing activities	(27,230)	(64,327)

Effect of exchange rate changes on cash and cash equivalents	(6,535)	(1,897)

Net change in cash and cash equivalents	41,475	16,358
Cash and cash equivalents at beginning of year	324,422	88,279

Cash and cash equivalents at end of period	$365,897	$104,637

Interest paid, net of amounts capitalized	$20,955	$20,066

Income taxes paid	$71,659	$29,729

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1. Consolidated Financial Statements:

Basis of Presentation

These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2013 and 2012 periods, the actual closing dates were June 28 and June 29, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “the Registrant,” “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.

Reclassifications and Revisions

For the six months ended June 30, 2012, the Consolidated Statement of Cash Flows has been revised to properly eliminate the non-cash effect of accrued capital expenditures of $15.0 million from the Changes in Accounts payable to the Changes in Other current payables and accrued expenses within Net cash provided by operating activities. The Consolidated Statement of Cash Flows for the six months ended June 30, 2012 has also been revised to properly eliminate capitalized interest of $3.1 million from Interest paid, net of capitalized amounts. These revisions are not considered material to the previously issued financial statements.

The Consolidated Balance Sheet as of December 31, 2012, has been revised to properly reflect the funded status of one of our non-U.S. pension plans, and the related deferred tax asset, from non-current to current. Accordingly, Retirement liabilities and deferred income taxes (non-current) were decreased by $10.6 million and $3.5 million, respectively and Other current liabilities and deferred income taxes (current) were increased by $7.2 million and $0.1 million, respectively. These revisions are not considered material to the previously issued financial statements.

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

Note 2. Net Income Per Share:

Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2013	2012	2013	2012
Basic	81,309	81,095	81,300	80,938
Assumed dilution under stock plans	732	687	718	789

Diluted	82,041	81,782	82,018	81,727

Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 113,000 shares in the aggregate were outstanding as of the three and six months ended June 30, 2012, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. There were no stock options or SSAR’s excluded from the computation of diluted net income per share for the three and six months ended June 30, 2013.

The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of June 30, 2013 and 2012 was immaterial (approximately 0.7% of the total number of common shares outstanding as of June 30, 2013 and 2012). Net income allocated to such PRS was $0.7 million and $0.5 million during the three months ended June 30, 2013 and 2012, respectively and $1.3 million and $1.1 million during the six months ended June 30, 2013 and 2012, respectively.

Note 3. Restructuring and Other Charges, Net:

Fragrance Ingredients Rationalization

During the second quarter of 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur charges of $16-$21 million, consisting primarily of $10-$12 million in accelerated depreciation of fixed assets, $3-$4 million in personnel-related costs and $3-$5 million in plant shutdown and other related costs. The Company recorded a total charge of $2.9 million during the second quarter of 2013, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and a $0.8 million non-cash charge related to accelerated depreciation included in Cost of goods sold. The remainder of the estimated costs is expected to be recognized over the following four quarters. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures.

Strategic Initiative

In the fourth quarter of 2011, the Company recorded a $9.8 million charge to cover a strategic initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It also entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions across our Fragrances, Flavors and corporate functions. The Company recorded an additional net charge of $1.7 million during 2012, which was principally attributable to adjustments based on the final separation terms with affected employees. There are no additional charges expected for this plan.

Changes in employee-related restructuring liabilities during the six months ended June 30, 2013 related to these plans were as follows:

(DOLLARS IN THOUSANDS)	Fragrance Ingredients Rationalization	Strategic Initiative	Total
Balance December 31, 2012	$—	$3,149	$3,149
Additional charges, net	2,105	—	2,105
Payments and other costs	—	(2,134)	(2,134)

Balance June 30, 2013	$2,105	$1,015	$3,120

Note 4. Other Intangible Assets, Net:

Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(131,754)	(128,718)

Total	$33,652	$36,688

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.

Amortization expense was $1.5 million, in each period for the three months ended June 30, 2013 and 2012 and amortization expense for the six months ended June 30, 2013 and 2012 was $3.0 million, in each period. Annual amortization is expected to be $6.1 million for the year 2013 and $4.7 million for the years 2014 through 2017.

Note 5. Borrowings:

Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2013	December 31, 2012
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2013-16	225,000	225,000
Senior notes - 2013	3.20%	2023	299,736	—
Credit facility		2016	—	296,748
Bank overdrafts and other		2012	175	399
Deferred realized gains on interest rate swaps			8,060	9,028

			1,032,971	1,031,175
Less: Current portion of long-term debt			(100,175)	(150,071)

			$932,796	$881,104

On April 4, 2013, the Company issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes - 2013”) due 2023 at a discount of $0.3 million. The Company received proceeds related to the issuance of these Senior Notes - 2013 of $297.8 million which was net of the $0.3 million discount and a $1.9 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $0.9 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the Senior Notes - 2013. The Senior Notes - 2013 bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. The Senior Notes - 2013 mature on May 1, 2023. Upon 30 days’ notice to holders of the Senior Notes - 2013, the Company may redeem the Senior Notes - 2013 for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium. However, no make-whole premium will be paid for redemptions of the Senior Notes - 2013 on or after February 1, 2023. The Indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, to enter into sale-leaseback transactions or to consolidate with or merge into any other entity or convey, transfer or lease all or substantially all of the Company’s properties and assets. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Senior Notes - 2013 below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Senior Notes - 2013 at a price equal to 101% of the principal amount of the Senior Notes - 2013, plus accrued and unpaid interest to the date of repurchase.

On April 26, 2013, the Company repaid the full amount outstanding under the credit facility ($283.1 million).

On July 12, 2013, the Company made a payment of $100 million related to our Senior Unsecured Notes issued in 2006.

Note 6. Income Taxes:

At June 30, 2013, we had $23.6 million of unrecognized tax benefits recorded in Other liabilities and $4.7 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.

For the six months ended June 30, 2013, the Company reduced its accrual for interest and penalties by $4.8 million, net, principally due to the reclassification to income taxes payable for Spain, as discussed below. At June 30, 2013, the Company had accrued interest and penalties of $2.6 million classified in Other liabilities and $0.1 million classified in Other current liabilities.

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

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the most significant items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use taxes and property taxes, which are discussed in Note 12.

During the third quarter of 2012 the Company and the Spanish tax authorities entered into an overall settlement with respect to assessments imposed in connection with audits for the 2004-2010 fiscal years. In connection with this settlement, the Company paid Euro 84.0 million ($105.5 million based on exchange rates at the respective payment dates) during 2012 and paid the remainder of Euro 1.5 million ($1.9 million based on the exchange rate at the payment date) in the first quarter of 2013. This settlement did not address either the 2002-2003 fiscal years or the 2011 fiscal year. In connection with the overall settlement, the Company recorded after-tax charges of $72.4 million during the third quarter 2012, which included $56.0 million related to the tax settlement of the 2004-2010 period and the increased liabilities for uncertain tax positions of $16.4 million for years not settled. During the fourth quarter of 2012 the Company and the Spanish tax authorities also finalized a multi-year agreement that established the tax basis for the Company’s activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The Company’s Spanish subsidiaries have not yet received an assessment with respect to the 2011 fiscal year.

As a result of the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company had previously appealed these assessments with the Appellate Court. On February 7, 2013, the Appellate Court upheld the Central Economic-Administrative Tribunal’s (“TEAC”) ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment. As a result of this payment, the remaining aggregate assessment related to the 2002-2003 fiscal years was Euro 4.7 million ($6.1 million) as of June 30, 2013. To proceed with its appeals of the tax assessments for the 2002-2003 fiscal years, the Company was required to post bank guarantees. As of June 30, 2013, the Company had remaining posted bank guarantees of Euro 4.7 million ($6.1 million) associated with the 2002-2003 appeals. In light of the court’s ruling, we also recorded a charge of $9.3 million in the first quarter associated with issues in the 2002-2003 cases that were unrelated to the issues underlying the 2004-2010 settlement. This charge was partially offset by a $3.1 million adjustment to prior accruals for the 2003 case. As a result of our decision not to appeal, we have classified approximately $4.0 million of amounts to be paid as income taxes payable as of June 30, 2013. During the third quarter of 2013, we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) related to the 2003 tax assessment. On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. There was no income tax impact associated with this decision.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, the Company (i) recorded charges (including estimated interest) of approximately $12 million after-tax during 2012, and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment date) during 2012. At June 30, 2013, the Company had Euro 4.5 million ($5.8 million) reflected in income taxes payable in connection with these three cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. At June 30, 2013, the aggregate amount of the remaining dividend withholding controversy was Euro 3.2 million ($4.1 million), including estimated interest, which is fully reserved. As of June 30, 2013, the Company had posted bank guarantees of Euro 7.5 million ($9.8 million) in order to proceed with the appeal in this controversy.

As of June 30, 2013, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $31.0 million, which includes $7.0 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 and the 2011 fiscal years, $3.7 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2007 to 2012. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.

The effective tax rate for the three months ended June 30, 2013 was 27.3% compared with 27.7% for the three months ended June 30, 2012. The quarter-over-quarter decline is primarily driven by the benefit received from the R&D tax credit of $0.9 million. In addition, the 2012 quarter included a $4.7 million provision related to the second Spanish dividend withholding tax case and other provision adjustments on uncertain tax positions. The effective tax rate for the six months ended June 30, 2013 was 28.0% compared with 27.2% for the six months ended June 30, 2012. The 2013 first six months includes a $6.2 million after-tax charge associated with the 2002-2003 ruling as discussed above. The year-over-year increase includes a provision increase due to the mix of earnings which is partially offset by a $4.6 million benefit associated with U.S. tax legislation enacted in the first quarter of 2013 (including the R&D tax credit). The 2012 first six-month period includes a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries that was offset by $12.9 million of provisions related to the Spanish dividend withholding tax cases and other reserve adjustments on uncertain tax positions.

Note 7. Stock Compensation Plans:

The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSU’s”), stock options, SSAR’s and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Equity-based awards	$9,527	$8,282	$14,050	$11,272
Liability-based awards	600	640	2,051	1,571

Total stock-based compensation expense	10,127	8,922	16,101	12,843
Less: tax benefit	(3,114)	(2,772)	(5,021)	(4,035)

Total stock-based compensation expense, after tax	$7,013	$6,150	$11,080	$8,808

Note 8. Segment Information:

The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on segment profit which is defined as operating profit before Restructuring and certain non-recurring adjustments, Interest expense, Other expense, net and Taxes on income.

The Global expenses caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Net sales:
Flavors	$374,041	$361,371	$730,401	$711,258
Fragrances	383,594	359,946	755,070	720,675

Consolidated	$757,635	$721,317	$1,485,471	$1,431,933

Segment profit:
Flavors	$89,919	$80,633	$172,955	$160,313
Fragrances	71,913	63,635	140,270	119,716
Global expenses	(17,169)	(11,960)	(29,761)	(25,145)
Restructuring and other charges, net	(2,105)	—	(2,105)	(1,668)
Operational improvement initiative costs (1)	(162)	—	(1,360)	—

Operating profit	142,396	132,308	279,999	253,216
Interest expense	(12,860)	(10,613)	(24,013)	(21,423)
Other income, net (2)	11,209	845	12,282	1,088

Income before taxes	$140,745	$122,540	$268,268	$232,881

(1)

Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

(2)	Other income, net includes a $16.1 million gain on the sale of a non-operating asset for the three and six months ended June 30, 2013.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2013 and 2012 were $175 million and $167 million, respectively and for the six months ended June 30, 2013 and 2012 were $333 million and $335 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2013 and 2012 were $583 million and $554 million, respectively and for the six months ended June 30, 2013 and 2012 were $1,153 million and $1,097 million, respectively. No non-U.S. country had net sales in any period presented greater than 8% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$881	$938	$1,762	$1,877
Interest cost on projected benefit obligation	5,741	6,002	11,482	12,003
Expected return on plan assets	(6,557)	(6,041)	(13,114)	(12,083)
Net amortization and deferrals	5,869	4,913	11,738	9,825
Net periodic benefit cost	5,934	5,812	11,868	11,622
Defined contribution and other retirement plans	2,076	1,974	3,946	3,863

Total expense	$8,010	$7,786	$15,814	$15,485

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$4,027	$3,164	$8,170	$6,358
Interest cost on projected benefit obligation	7,612	7,762	15,486	15,584
Expected return on plan assets	(11,695)	(11,401)	(23,794)	(22,888)
Net amortization and deferrals	2,284	1,607	4,652	3,221
Loss due to settlements and special terminations	35	418	75	874

Net periodic benefit cost	2,263	1,550	4,589	3,149
Defined contribution and other retirement plans	987	1,088	2,278	2,329

Total expense	$3,250	$2,638	$6,867	$5,478

The Company expects to contribute $18 – $28 million to its non-U.S. pension plans during 2013. In the six months ended June 30, 2013, $30.0 million of contributions were made to the qualified U.S. pension plans. In the three and six months ended June 30, 2013, $4.5 million and $8.5 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2013, $1.0 million and $2.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$362	$341	$724	$682
Interest cost on projected benefit obligation	1,168	1,447	2,336	2,894
Net amortization and deferrals	(663)	(361)	(1,326)	(722)

Total postretirement benefit expense	$867	$1,427	$1,734	$2,854

The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2013. In the three and six months ended June 30, 2013, $1.4 million and $2.8 million of contributions were made, respectively.

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

These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2013.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$365,897	$365,897	$324,422	$324,422
Credit facilities and bank overdrafts (2)	175	175	297,147	297,147
Long-term debt: (3)
Senior notes - 2007	500,000	597,827	500,000	634,000
Senior notes - 2006	225,000	241,583	225,000	248,000
Senior notes - 2013	299,736	282,884	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.
(2)	The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.
(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.

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

During the third quarter of 2010, we entered into two interest rate swap agreements effectively converting the fixed rate on a portion of our long term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges and will mature in the third quarter of 2013. Amounts recognized in Interest expense have been immaterial for the three and six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013 and the year ended December 31, 2012, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the six months ended June 30, 2013. The outstanding forward currency contracts have remaining maturities of less than one year.

During the six months ended June 30, 2013 and the year ended December 31, 2012, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

During Q1 2013, we entered into three interest rate swaps to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. During the second quarter of 2013, we terminated these swaps and incurred a loss of $2.7 million, which we will amortize as Interest expense over the life of the Senior Notes - 2013 (discussed in Note 5).

The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2013 and December 31, 2012:

(DOLLARS IN THOUSANDS)	June 30, 2013	December 31, 2012
Foreign currency contracts	$189,550	$143,483
Interest rate swaps	$100,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$3,728	$3,961	$7,689
Interest rate swaps	25	—	25

	$3,753	$3,961	$7,714

Derivative liabilities (b)
Foreign currency contracts	$1,049	$1,435	$2,484

	December 31, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value

Derivative assets (a)
Foreign currency contracts	$676	$2,535	$3,211
Interest rate swaps	328	—	328

	$1,004	$2,535	$3,539

Derivative liabilities (b)
Foreign currency contracts	$5,251	$278	$5,529

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.
(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain For the Three Months Ended June 30,		Location of (Loss) Gain Recognized in Income on Derivative
	2013	2012

Foreign currency contracts	$4,330	$5,564	Other income, net

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative For the six months ended June 30,		Location of (Loss) Gain Recognized in Income on Derivative
	2013	2012

Foreign currency contracts	$12,507	$6,083	Other income, net

Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2013	2012		2013	2012

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$—	$271	Other income, net	$(118)	$(646)
Foreign currency contracts	(702)	2,862	Cost of goods sold	(151)	1,187
Interest rate swaps (2)	(1,473)	—	Interest expense	(68)	—

Derivatives in Net Investment Hedging Relationships:

Foreign currency contracts	(343)	816	N/A	—	—

Total	$(2,518)	$3,949		$(337)	$541

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	For the six months ended June 30,			For the six months ended June 30,
	2013	2012		2013	2012

Derivatives in Cash Flow Hedging Relationships:

Cross currency swap (1)	$—	$1,033	Other income, net	$(333)	$(1,373)
Foreign currency contracts	320	1,323	Cost of goods sold	1,562	960
Interest rate swaps (2)	(2,667)	—	Interest expense	(68)	—

Derivatives in Net Investment Hedging Relationships:

Foreign currency contracts	1,642	313	N/A	—	—

Total	$(705)	$2,669		$1,161	$(413)

(1)	Ten year swap executed in 2003.
(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and six months ended June 30, 2013 and 2012. The ineffective portion of the net investment hedges was not material during the three and six months ended June 30, 2013 and 2012.

The Company expects that approximately $1.5 million (net of tax) of derivative losses included in AOCI at June 30, 2013, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):

The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(16,825)	(1,141)	—	(17,966)
Amounts reclassified from AOCI	—	(1,161)	10,220	9,059

Net current period other comprehensive income (loss)	(16,825)	(2,302)	10,220	(8,907)

Accumulated other comprehensive loss, net of tax, as of June 30, 2013	$(110,547)	$(2,520)	$(299,465)	$(412,532)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2011	$(111,409)	$4,237	$(268,137)	$(375,309)
OCI before reclassifications	(24,058)	2,021	—	(22,037)
Amounts reclassified from AOCI	—	413	8,771	9,184

Net current period other comprehensive income (loss)	(24,058)	2,434	8,771	(12,853)

Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2012	$(135,467)	$6,671	$(259,366)	$(388,162)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$(333)	$(1,373)	Other income, net
Foreign currency contracts	2,155	1,324	Cost of goods sold
Interest rate swaps	(68)	—	Interest expense
	(593)	(364)	Provision for income taxes

	$1,161	$(413)	Total, net of income taxes

(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(75)	$(874)	(a)
Prior service cost	2,197	2,109	(a)
Actuarial losses	(17,261)	(14,433)	(a)
	4,919	4,427	Provision for income taxes

	$(10,220)	$(8,771)	Total, net of income taxes

(a)

The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 9 to the Consolidated Financial Statements - Employee Benefits for additional information regarding net periodic benefit cost.

Note 12. Commitments and Contingencies:

Guarantees and Letters of Credit

The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.

At June 30, 2013, we had total bank guarantees and standby letters of credit of approximately $60.3 million with various financial institutions. Of this amount, Euro 12.2 million ($15.9 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above aggregate amount is a total of $12.3 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment and $23.8 million for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2013.

In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $21.2 million as of June 30, 2013.

Lines of Credit

The Company has various lines of credit which are available to support its ongoing business operations. At June 30, 2013, we had available lines of credit (in addition to the credit facility discussed in Note 5) of approximately $86.7 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2013.

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

With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $45.0 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date. However, based on the information available as of June 30, 2013, we estimate a range of reasonably possible loss related to these matters of $1-$17 million.

The Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 6). In connection with the 2002 income tax assessment ruling discussed in Note 6, the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $12 million.

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

The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic ingredients. The flavors and fragrances market is estimated to be approximately $18 billion; however the exact size of the global market is not available due to fragmentation of data. We, together with the other top three companies, are estimated to comprise approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.

As part of our strategic emphasis on profitable growth, since late 2011 we have exited certain low margin sales activities in Flavors and this process, which resulted in increased operating margins, was substantially complete as of the end of the second quarter of 2013. In addition, in the second quarter of 2013, we announced our intention to close our fragrance ingredients manufacturing facility in Augusta, Georgia, thereby supporting our objective to ensure operations are cost efficient and competitive. We expect to close the facility by July 2014 and to consolidate production into other facilities, as further discussed in Note 3 to our Consolidated Financial Statements.

Net sales growth during the second quarter of 2013 was 5% on a reported basis. Excluding the effects of currency, local currency (LC) sales grew 6% and grew 8% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors. The LC growth reflects good new win performance (net of losses) in both Flavors and Fragrance Compounds and lower volume declines on existing business in Fragrance Compounds, which collectively more than offset declines in Fragrance Ingredients principally related to high-volume products. We expect growth rates for the second half of the year to moderate versus the second quarter performance given the strong comparable results in 2012. However, we are still on target to meet our long term strategic targets. We believe that the negative impact on net sales growth from the exit of low margin sales activities is substantially complete as of the end of the second quarter 2013. We expect our emerging markets will continue to be the primary drivers of LC growth.

Exchange rate fluctuations had a 100 basis points (bps) unfavorable impact on net sales for the second quarter, driven mainly by a weakening of the Euro versus the dollar versus the prior year quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.

Gross margins improved versus the second quarter of 2012. The improvement reflects modest declines in raw material costs, mix improvements (reflecting new wins and the impact of the exit of low margin sales activities in Flavors) and ongoing cost reduction efforts in Fragrances when compared to the second quarter of 2012. Although we see modest declines in year-over-year raw material costs, the absolute raw material price levels remain near historical highs. Given the overall economic uncertainty and market volatility of our crop-related raw materials, it is challenging to predict their effects on gross margin trends. We intend to continue to pursue options to enable us to recover the double-digit cost increases that we have experienced during 2011-2012 and to improve our margins through operational performance and mix enhancement. We expect to continue to see year-over-year gross margin expansion in 2013 as we fully benefit from the actions taken in 2012 combined with a benign raw material cost environment, however, we expect the rate of year-over-year improvement to decrease in the third quarter due to the strong second half of 2012. Included in the second quarter of 2013 is a $2.9 million charge, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and a $0.8 million non-cash charge related to accelerated depreciation included in Cost of goods sold associated with the Fragrance Ingredients Rationalization and a $0.2 million pre-tax charge associated with our operational improvement initiatives, which relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region. We have continued the testing and start-up process at our compounding facility in China and believe that commercial production will begin during the second half of the year, which will likely result in higher depreciation expense and other potential operating costs associated with a commercial start-up.

FINANCIAL PERFORMANCE OVERVIEW

Reported sales in the second quarter of 2013 increased approximately 5%. In LC terms, sales increased 6% as a result of our broad and diverse portfolio of end-use product categories and geographies as the benefits associated new win performance in both Flavors and Fragrance Compounds and lower volume declines on existing business in Fragrance Compounds more than offset sales declines in Fragrance Ingredients principally related to high-volume products. Flavors realized LC growth of 5% for the second quarter of 2013 (or 8% on a like-for-like basis, excluding the effects of the exit of low margin sales activities). Our Fragrance business achieved LC growth of 8%, an improvement versus flat LC sales in the second quarter of 2012. Fragrances performance reflects lower volume declines on existing business and new win performance in our Fragrance Compounds categories, led by Fine & Beauty Care, which more than offset declines in Fragrance Ingredients principally related to high-volume products. Overall, our second quarter 2013 results continued to be driven by our strong emerging market presence that represented 49% of sales and experienced 10% LC growth. From a geographic perspective, the Latin America (LA), Europe, Africa and Middle East (EAME), and Greater Asia (GA) regions all delivered LC growth in 2013, led by LA, with 10% LC growth.

Operating profit increased $10.1 million to $142.4 million (18.8% of sales) in the 2013 second quarter compared to $132.3 million (18.3% of sales) in the comparable 2012 period. The three months ended June 30, 2013 included operational improvement initiative costs of $0.2 million related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region and restructuring costs of $2.9 million related to the Fragrance Ingredients Rationalization. Excluding these charges, adjusted operating profit was $145.5 million (19.2% of sales) as of June 30, 2013. The quarter-over-quarter improvement in adjusted operating profit was principally driven by volume growth combined with gross margin expansion (including the benefits of mix improvements, manufacturing efficiency and slightly favorable raw material costs) that collectively more than offset the effects of higher R&D, selling and administrative costs (including higher incentive compensation expense).

Net income increased by approximately $13.7 million quarter-over-quarter to $102.3 million as of June 30, 2013 principally driven by improved operating performance and the gain on the sale of a non-operating asset, partially offset by higher exchange losses.

We continue to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the second quarter of 2013. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2013, we believe that capital spending will approach 5% of sales as we continue to prioritize investments in emerging markets and Flavors.

Cash flows from operations for the six months ended June 30, 2013 were $118.0 million or 7.9% of sales, compared to cash inflow from operations of $135.4 million or 9.5% of sales for the six months ended June 30, 2012. The decrease in cash flow from operations in 2013 was largely driven by $30.0 million of pension contributions to our U.S. plans in the current period compared to zero in the 2012 period. In addition, payments related to incentive compensation awards were approximately $25.1 million higher during the 2013 period (due to the stronger 2012 versus 2011 program performance), partially offset by higher earnings and improvements in core working capital (trade receivables, inventories and accounts payable).

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2013	2012	Change	2013	2012	Change

Net sales	$757,635	$721,317	5%	$1,485,471	$1,431,933	4%
Cost of goods sold	423,649	419,774	1%	840,125	844,991	–1%

Gross profit	333,986	301,543		645,346	586,942
Research and development (R&D) expenses	64,672	56,400	15%	123,774	113,809	9%
Selling and administrative (S&A) expenses	124,813	112,835	11%	239,468	218,249	10%

Restructuring and other charges, net	2,105	—	100%	2,105	1,668	26%

Operating profit	142,396	132,308		279,999	253,216
Interest expense	12,860	10,613	21%	24,013	21,423	12%
Other income, net	(11,209)	(845)	1227%	(12,282)	(1,088)	1029%

Income before taxes	140,745	122,540		268,268	232,881
Taxes on income	38,423	33,944	13%	75,248	63,230	19%

Net income	$102,322	$88,596	15%	$193,020	$169,651	14%

Diluted EPS	$1.24	$1.08	15%	$2.34	$2.06	14%

Gross margin	44.1%	41.8%	230.0	43.4%	41.0%	240.0
R&D as a percentage of sales	8.5%	7.8%	70.0	8.3%	7.9%	40.0
S&A as a percentage of sales	16.5%	15.6%	90.0	16.1%	15.2%	90.0
Operating margin	18.8%	18.3%	50.0	18.8%	17.7%	110.0
Adjusted operating margin (1)	19.2%	18.3%	90.0	19.1%	17.8%	130.0
Effective tax rate	27.3%	27.7%	(40.0)	28.0%	27.2%	80.0

Segment net sales
Flavors	$374,041	$361,371	4%	$730,401	$711,258	3%
Fragrances	383,594	359,946	7%	755,070	720,675	5%

Consolidated	$757,635	$721,317		$1,485,471	$1,431,933

(1)

Adjusted operating margin excludes the operational improvement initiative costs of $0.2 million and $1.4 million for the three and six months ended June 30, 2013, respectively, Restructuring and other charges, net of $2.1 million for the three and six months ended June 30, 2013 and $1.7 million for the six months ended June 30, 2012, and $0.8 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization for the three and six months ended June 30, 2013.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2013 IN COMPARISON TO SECOND QUARTER 2012

Sales

Sales for the second quarter of 2013 totaled $757.6 million, an increase of 5% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 6% (or 8% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins in both Flavors and Fragrance Compounds and lower volume declines on existing business in Fragrance Compounds collectively more than offset declines in Fragrance Ingredients principally related to high-volume products. Overall LC growth was driven by 10% growth in emerging markets.

Flavors Business Unit

Flavors reported sales growth increased 4% and LC sales growth increased 5% during the second quarter of 2013 compared to the 2012 period. Excluding the impact of a 3% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 8% on a like-for-like basis. The overall increase was driven by new wins and favorable sales mix. On an end-use product category basis, LC growth was led by double-digit growth in Beverages and high single-digit gains in Savory that was partially offset by high single-digit declines in Sweet, primarily as a result of the exit of low margin sales activities in NOAM. Growth for both Savory and Sweet in the 2013 period was negatively impacted by the exit of low margin sales activities. All categories benefited from new wins. The Flavors business delivered LC growth in EAME, LA, GA and NOAM, led by GA. On a like-for-like basis (excluding the impact of the exit of certain low margin sales activities), growth was led by NOAM and LATAM. Sales in GA were driven by double-digit gains in Savory and high single-digit growth in Dairy and Beverages. Sales in EAME were driven by double-digit gains in Savory and Beverages and mid single-digit gains in Dairy. LA LC growth of 3% was driven by double-digit gains in Savory and high single-digit gains in Beverages. Sales in NOAM were led by high double-digit growth in Beverage that were partially offset by high double-digit declines in Sweet.

Fragrances Business Unit

The Fragrances business experienced a 7% increase in reported sales and an 8% increase in LC sales for the second quarter of 2013 versus a 3% decline in LC sales during the second quarter of 2012. New wins and lower volume declines on existing business were partially offset by declines in Fragrance Ingredients principally related to high-volume products. The declines in Fragrance Ingredients were partially offset by improved volumes within the specialty segment. Our Fragrance Compounds categories saw LC sales grow 10% over the prior year period compared to a 1% decline in Fragrance Ingredients principally related to high-volume products. Within Fragrance Compounds, sales were driven by double-digit growth in Fine and Beauty Care and high single-digit increases in Functional categories.

Sales performance by Region and Category

		% Change in Sales-Second Quarter 2013 vs. Second Quarter 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	13%	–5%	2%	3%	2%	2%
EAME	Reported	12%	3%	–1%	6%	3%	5%
	Local Currency (1)	13%	4%	0%	7%	5%	6%
LA	Reported	10%	13%	0%	11%	1%	7%
	Local Currency (1)	14%	16%	1%	14%	3%	10%
GA	Reported	7%	12%	–16%	7%	6%	7%
	Local Currency (1)	7%	13%	–11%	8%	8%	8%
Total	Reported	11%	6%	–2%	7%	4%	5%
	Local Currency (1)	13%	7%	–1%	8%	5%	6%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•

NOAM Flavors sales increased 2% as a result of high double-digit growth in Beverage that was partially offset by high double-digit declines in Sweet (which was negatively impacted by the exit of low margin sales activities) and double-digit declines in Dairy. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced double-digit growth. NOAM Fragrance sales increased 3% in the second quarter of 2013, principally due to double-digit gains in Fine & Beauty Care and Home Care categories and low single-digit gains in Fragrance Ingredients, which were only partially offset by double-digit declines in Fabric Care.

•

EAME Flavors LC sales growth of 5% was led by double-digit growth in Savory and Beverage and mid single-digit growth in Dairy. All categories benefited from new wins. EAME Fragrance LC sales increased 7% overall, driven mainly by double-digit growth in Fine and Beauty Care as well as double-digit growth in Personal Wash and single-digit growth in Fabric Care.

•

LA Flavors LC sales were up 3% as new wins drove double-digit gains in Savory and high single-digit gains in Beverages, which were partially offset by high single-digit declines in Sweet, driven by the exit of low margin sales activities. LA Flavors experienced 11% growth on a like-for-like basis. LA Fragrances LC sales had double-digit growth within both Fine and Beauty Care and Functional Fragrance categories, reflecting strong new win performance as well as low single-digit growth in Fragrance Ingredients.

•

GA Flavors had 8% LC sales growth from double-digit growth in Savory followed by high single-digit growth in Beverages and Dairy, driven by new win performance. In GA, both Fine and Beauty Care and Functional Fragrance categories benefited from strong win performance whereas Fragrance Ingredients continued to see volume declines principally related to high-volume products.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 230 bps to 55.9% in the second quarter of 2013 compared to 58.2% in the second quarter of 2012. The improvement versus last year was mainly driven by favorable sales mix and other margin recovery efforts, including manufacturing efficiencies combined with modestly lower raw material costs on a year-over-year basis.

Research and Development (R&D) Expenses

Overall R&D expenses, as a percentage of sales, increased 70 bps to 8.5% in the second quarter of 2013 versus 7.8% in the second quarter of 2012. The increase in R&D expenses reflects higher incentive compensation and costs associated with a multi-year collaboration agreement with Amyris.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 90 bps to 16.5% in the second quarter of 2013 versus 15.6% in the second quarter of 2012. The increase in S&A expenses principally reflects higher incentive compensation.

Operating Results by Business Unit

We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring adjustments, net, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$89,919	$80,633
Fragrances	71,913	63,635
Global	(17,169)	(11,960)
Restructuring and other charges, net	(2,105)	—
Operational improvement initiative costs	(162)	—

Operating profit	$142,396	$132,308

Profit margin
Flavors	24.0%	22.3%
Fragrances	18.7%	17.7%
Consolidated	18.8%	18.3%

Flavors Segment Profit

Flavors segment profit totaled $89.9 million in the second quarter of 2013, or 24.0% as a percentage of sales, compared to $80.6 million, or 22.3% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was driven by strong sales performance, new wins and favorable sales mix that collectively more than offset the higher spending in overhead.

Fragrances Segment Profit

Fragrances segment profit totaled $71.9 million in the second quarter of 2013, or 18.7% as a percentage of sales, compared to $63.6 million, or 17.7% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was due to favorable sales mix and ongoing cost discipline, along with other profit improvement efforts.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2013, Global expenses were $17.2 million compared to $12.0 million during the second quarter of 2012. The increase reflects higher incentive compensation expense and re-measurement expense associated with the deferred compensation plan assets.

Restructuring and Other Charges, Net

Restructuring and other charges, net in 2013 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The Company recorded a total charge of $2.9 million during the second quarter of 2013, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and a $0.8 million non-cash charge related to accelerated depreciation included in Cost of goods sold. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures.

Interest Expense

Interest expense increased $2.2 million to $12.9 million in the second quarter of 2013 compared to the second quarter of 2012. The increase in interest expense principally reflects the additional borrowings from the Senior Notes - 2013 issuance that occurred during the second quarter of 2013. Average cost of debt was 5.0% for the 2013 three month period compared to 4.9% in the 2012 three month period.

Other Income, Net

Other income, net increased by approximately $10.4 million to $11.2 million in the second quarter of 2013 versus $0.8 million in the comparable 2012 period. The increase over the prior year period is driven largely by a $16.1 million gain related to the sale of a non-operating asset, which was partially offset by realized/unrealized losses on working capital in certain emerging markets.

Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 27.3% compared with 27.7% for the three months ended June 30, 2012. Excluding the tax charge of $5.6 million related to the gain on the sale of a non-operating asset and net of tax benefits related to restructuring and operational improvement initiative costs of $1.1 million, the adjusted effective tax rate was 26.5%. The decrease in the adjusted effective tax rate was primarily driven by the benefit associated with the U.S. tax legislation enacted in the first quarter of 2013, which includes the R&D tax credit. The prior year rate included increased provisions related to Spanish withholding taxes and other provision adjustments on uncertain tax positions.

FIRST SIX MONTHS OF 2013 IN COMPARISON TO FIRST SIX MONTHS OF 2012

Sales

Sales for the first six months of 2013 totaled $1.5 billion, an increase of 4% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 5% (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins in both Flavors and Fragrance Compounds and lower volume declines on existing business in Fragrance Compounds collectively more than offset declines in Fragrance Ingredients principally related to high-volume products. Overall LC growth was driven by 10% growth in emerging markets.

Flavors Business Unit

Flavors sales increased 3% for the first six months of 2013 compared to the 2012 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 4% during the first six month of 2013 compared to the 2012 period. Excluding the impact of a 3% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 7% on a like-for-like basis. The overall increase was driven by new wins and favorable sales mix. On an end-use product category basis, LC growth was led by double-digit growth in Beverages followed by mid single-digit growth in Savory and Dairy, which was partially offset by high single-digit declines in Sweet, primarily as a result of the exit of low margin sales activities in NOAM. Growth for both Savory and Sweet in the 2013 period was negatively impacted by the exit of low margin sales activities. All categories benefited from new wins. The Flavors business delivered LC growth in EAME, LA and GA, led by GA. Sales in GA were driven by double-digit gains in Savory and Dairy and mid single-digit gains in Sweet and Beverages. Sales in EAME were driven by double-digit gains in Beverages and mid single-digit growth in Savory and Dairy. LA LC growth of 3% was driven by high single-digit gains in Beverages, Savory and Dairy. Sales in NOAM were led by high double-digit growth in Beverages that were more than offset by high double-digit declines in Sweet and high single-digit declines in Dairy.

Fragrances Business Unit

The Fragrances business experienced a 5% increase in both reported and LC sales for the first six months of 2013 versus a 1% decline in LC sales during the first six months of 2012. Lower volume declines on existing business and new wins were partially offset by single-digit declines in Fragrance Ingredients. Our Fragrance Compounds categories saw LC sales grow 8% over the prior year period compared to 6% declines in Fragrance Ingredients principally related to high-volume products. The declines in Fragrance Ingredients were partially offset by improved volumes within the specialty segment. Within Fragrance Compounds, sales were driven by double-digit growth in Fabric Care and high single-digit growth in Personal Wash and Fine and Beauty Care categories.

Sales performance by Region and Category

		% Change in Sales-First Six Months 2013 vs. First-Six Months 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	3%	–2%	–5%	–1%	–2%	–1%
EAME	Reported	4%	6%	–7%	3%	4%	3%
	Local Currency (1)	4%	6%	–7%	3%	5%	4%
LA	Reported	15%	13%	–7%	12%	0%	8%
	Local Currency (1)	19%	14%	–6%	15%	3%	11%
GA	Reported	9%	12%	–11%	8%	5%	6%
	Local Currency (1)	9%	13%	–7%	9%	7%	8%
Total	Reported	7%	8%	–7%	5%	3%	4%
	Local Currency (1)	8%	8%	–6%	5%	4%	5%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•

NOAM Flavors sales declined 2% as a result of high double-digit declines in Sweet (which was negatively impacted by the exit of low margin sales activities) and high single-digit declines in Dairy, which more than offset high double-digit growth in Beverages. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced high single-digit growth. NOAM Fragrance sales declined 1% in the first six months of 2013, principally due to double-digit declines in Fabric Care and mid single-digit declines in Fragrance Ingredients, principally related to high-volume products, which were only partially offset by high double-digit growth in Home Care and double-digit growth in Hair Care categories.

•

EAME Flavors LC sales growth of 5% was led by double-digit growth in Beverages and mid single-digit growth in Savory and Dairy. All categories benefited from new wins. EAME Flavors experienced 6% growth on a like-for-like basis. EAME Fragrance LC sales increased 3% overall, driven mainly by double-digit growth in Personal Wash and high single-digit growth in Fabric Care and mid single-digit growth in Fine Fragrance categories, which more than offset the mid single-digit declines in Fragrance Ingredients, principally related to high-volume products.

•

LA Flavors LC sales were up 3% as new wins drove high single-digit gains in the Beverages, Savory and Dairy end-use categories. LA Flavors experienced 8% growth on a like-for-like basis. LA Fragrances LC sales had substantial double-digit growth within both Fine and Beauty Care and Functional Fragrance categories, reflecting lower volume declines on existing business and strong new win performance that collectively more than offset high single-digit declines in Fragrance Ingredients.

•

GA Flavors had 7% LC sales growth from double-digit growth in Savory and Dairy followed by mid single-digit growth in Beverages and Sweet, driven by new win performance. In GA, both Fine and Beauty Care and Functional Fragrance categories benefited from strong win performance whereas Fragrance Ingredients continued to see volume declines principally related to high-volume products.

Cost of Goods Sold

Cost of goods sold, as a percentage of sales, decreased 240 bps to 56.6% in the first six months of 2013 compared to 59.0% in the first six months of 2012. The improvement versus last year was mainly driven by favorable sales mix and other margin recovery efforts, including manufacturing efficiencies combined with modestly lower raw material costs on a year-over-year basis. This was partially offset by our operational improvement initiative costs of $1.4 million related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region.

Research and Development (R&D) Expenses

Overall R&D expenses remained relatively comparable at 8.3% of sales in the first six months of 2013 versus 7.9% in the first six months of 2012, as additional investments in technology and innovation were primarily offset by the effects of a stronger dollar.

Selling and Administrative (S&A) Expenses

S&A expenses, as a percentage of sales, increased 90 bps to 16.1% in the first six months of 2013 versus 15.2% in the first six months of 2012. The increase in S&A expenses principally reflects higher incentive compensation.

Operating Results by Business Unit

We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring adjustments, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$172,955	$160,313
Fragrances	140,270	119,716
Global	(29,761)	(25,145)
Restructuring and other charges, net	(2,105)	(1,668)
Operational improvement initiative costs	(1,360)	—

Operating profit	$279,999	$253,216

Profit margin
Flavors	23.7%	22.5%
Fragrances	18.6%	16.6%
Consolidated	18.8%	17.7%

Flavors Segment Profit

Flavors segment profit totaled $173.0 million in the first six months of 2013, or 23.7% as a percentage of sales, compared to $160.3 million, or 22.5% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was driven by strong sales performance, new wins and favorable sales mix that collectively more than offset the higher spending in overhead.

Fragrances Segment Profit

Fragrances segment profit totaled $140.3 million in the first six months of 2013, or 18.6% as a percentage of sales, compared to $119.7 million, or 16.6% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was due to favorable sales mix and ongoing cost discipline, along with other profit improvement efforts.

Global Expenses

Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2013, Global expenses were $29.8 million compared to $25.1 million during the first six months of 2012. The increase reflects higher incentive compensation expense and re-measurement costs associated with the deferred compensation plan assets.

Restructuring and Other Charges, Net

Restructuring and other charges, net in 2013 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The Company recorded a total charge of $2.9 million during the second quarter of 2013, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and a $0.8 million non-cash charge related to accelerated depreciation included in Cost of goods sold. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures. The 2012 amount consists of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Strategic Initiative started in the fourth quarter of 2011 and the European Rationalization Plan announced in the third quarter of 2009. Once fully implemented, the plant closure is expected to generate savings of approximately $6-$8 million per year.

Interest Expense

Interest expense increased $2.6 million to $24.0 million in the first six months of 2013 compared to the first six months of 2012. The increase in interest expense principally reflects the additional borrowings from the Senior Notes - 2013 issuance that occurred during the second quarter of 2013. Average cost of debt was 4.7% for the 2013 six month period compared to 4.9% in the 2012 six month period.

Other Income, Net

Other income, net increased by approximately $11.2 million to $12.3 million in the first six months of 2013 versus $1.1 million in the comparable 2012 period. The six month period ended June 30, 2013 includes a $16.1 million gain related to the sale of a non-operating asset, which was partially offset by realized/unrealized losses on working capital in certain emerging markets.

Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 28.0% compared with 27.2% for the six months ended June 30, 2012. Excluding the tax charge of $5.6 million related to the gain on the sale of a non-operating asset, the $6.2 million charge related to the 2002-2003 cases (as discussed in Note 6 of the Consolidated Financial Statements) and net of tax benefits related to restructuring and operational improvement initiative costs of $1.3 million, the adjusted effective tax rate is 25.4% for the 2013 period. The period-over-period decrease is largely due to U.S. tax legislation enacted in the first quarter of 2013 (including the R&D tax credit). The 2012 first six-month period includes a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries that was offset by $12.9 million of provisions related to the Spanish dividend withholding tax cases and other reserve adjustments on uncertain tax positions.

Liquidity and Capital Resources

CASH AND CASH EQUIVALENTS

We had cash and cash equivalents of $365.9 million at June 30, 2013 compared to $324.4 million at December 31, 2012, of which $186.7 million of the balance at June 30, 2013 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Operating cash flows in the first six months of 2013 were $118.0 million compared to an inflow of cash from operations of $135.4 million in the first six months of 2012. The net cash outflow associated with our core working capital decreased by $28.6 million compared to the first six months of 2012. Operating cash flows versus the prior year period also reflects higher incentive compensation payments and $30 million of pension contributions in the U.S. when compared to 2012.

We made a payment of $23.3 million related to the 2002-2003 Spanish tax cases during the second quarter of 2013. The Company has funded, and will fund any remaining payments, by utilizing available cash from operations and/or available borrowings under the Company’s revolving credit facility as of the payment date.

Working capital (current assets less current liabilities) totaled $1,067.1 million at June 30, 2013, compared to $942.8 million at December 31, 2012. This increase in working capital reflects the effects of higher commercial activity on trade receivables combined with payments on trade payables and incentive compensation plans.

CASH FLOWS USED IN INVESTING ACTIVITIES

Additions to property, plant and equipment were $60.7 million during the first six months of 2013 compared to $53.8 million in the first six months of 2012. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approach 5% of our sales in 2013.

Net investing activities during the first six months of 2013 utilized $42.8 million compared to $52.8 million in the prior year period.

CASH FLOWS USED IN FINANCING ACTIVITIES

Net financing activities in the first six months of 2013 used $27.2 million compared to $64.3 million in the first six months of 2012. The decrease in cash used for financing activities principally reflects the absence of a dividend payment in the 2013 period as compared to 2012.

At June 30, 2013, we had $1,033.0 million of debt outstanding compared to $1,031.2 million outstanding at December 31, 2012.

We paid dividends totaling $27.7 million in the 2013 period and $50.2 million in the 2012 period. We declared a cash dividend per share of $0.39 in the third quarter of 2013 that will be paid on October 10, 2013 to all shareholders of record as of September 26, 2013.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $230.8 million available under the repurchase program, approximately 3.1 million shares, or 3.8% of shares outstanding (based on the market price and shares outstanding as of June 30, 2013) could be repurchased under the program as of June 30, 2013. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended June 30, 2013, we repurchased 66,445 shares on the open market at an aggregate cost of $4.9 million or an average of $74.36 per share. For the full year we expect total purchases to be approximately $50 million.

CAPITAL RESOURCES

Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. While we are comfortable with our current leverage ratios, our cash generation and capital structure would support some increase in leverage. We believe our existing cash balances are sufficient to meet our debt service requirements.

On April 4, 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes - 2013”) due 2023 at a discount of $0.3 million. The Company received proceeds related to the issuance of these Senior Notes - 2013 of $297.8 million which was net of the $0.3 million discount and a $1.9 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $0.9 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the Senior Notes - 2013. The Senior Notes - 2013 bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. See Note 5 to the Consolidated Financial Statements for further information.

On April 26, 2013, the Company repaid the full amount outstanding under the credit facility of $283.1 million.

On July 12, 2013, the Company made a payment of $100 million related to our Senior Unsecured Notes issued in 2006.

We expect to contribute $18 - $28 million to our non-U.S. pension plans during 2013. For the six months ended June 30, 2013, we have contributed $8.5 million related to our non-U.S. pension plans and $30 million related to our U.S. pension plans.

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first six months of 2013 or 2012.

Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at June 30, 2013 our covenant compliance provided overall borrowing capacity of $1,385 million.

As of June 30, 2013 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $942.8 million at June 30, 2013.

At June 30, 2013, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2013 our Net Debt/adjusted EBITDA (1) ratio was 1.05 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

(1)	Adjusted EBITDA and Net Debt, which are non-GAAP measures used for these covenants, are calculated in accordance with the definition in the debt agreements. In this context, these measures are used solely to provide information on the extent to which we are in compliance with debt covenants and may not be comparable to adjusted EBITDA and Net Debt used by other companies. Reconciliations of adjusted EBITDA to net income and net debt to total debt are as follows:

	12 Months Ended June 30,
(DOLLARS IN MILLIONS)	2013	2012
Net income	$277.4	$276.4
Interest expense	44.5	42.3
Income taxes	201.3	109.6
Depreciation and amortization	98.8	75.0
Specified items (1)	2.1	44.4
Non-cash items (2)	4.9	13.6

Adjusted EBITDA	$629.0	$561.3

(1)	Specified items for the 12 months ended June 30, 2013 of $2.1 million consist of restructuring charges. Specified items for the twelve months ended June 30, 2012 consist of $33.5 million related to the Mane patent litigation settlement and $10.9 million of restructuring charges.
(2)	Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	June 30,
(DOLLARS IN MILLIONS)	2013	2012
Total debt	$1,033.0	$864.9
Adjustments:
Deferred gain on interest rate swaps	(8.1)	(10.0)
Cash and cash equivalents	(365.9)	(104.6)

Net debt	$659.0	$750.3

As discussed in Note 12 to the Consolidated Financial Statements, at June 30, 2013, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 12.2 million ($15.9 million) in bank guarantees outstanding as of June 30, 2013 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) improvements in local currency sales in 2013, (ii) our ability to capitalize on our strong emerging market presence to drive growth, (iii) the impact of our profit improvement initiatives, (iv) our competitive position in the market and financial performance in 2013, (v) future local currency growth rates and drivers of growth, (vi) the impact of our strategy to exit certain low margin sales activities in Flavors, (vii) our ability to increase gross margins in 2013, (viii) funding of investments in R&D, emerging markets and technologies, (ix) capital spending in 2013, (x) the level of contributions to non-U.S. pension plans, (xi) cash flows to fund future operations and to meet debt service requirements, and (xii) the ultimate resolution of pending tax matters with the Spanish tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•

uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies, including the final assessment for the Company’s Spanish subsidiaries’ 2011 tax return;

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

Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like sales (which eliminates the effects of local currency and the strategic decision to exit certain low margin sales), (iii) adjusted operating profit (which excludes the operational improvement initiative and restructuring charges), and (iv) adjusted effective tax rate (which excludes the sale of a non-operating asset, restructuring charges and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.

We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations and the exit of certain low margin sales activities on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts; for example, costs associated with operational improvements and restructuring activities involve actual cash outlays. We compensate for such limitations by using these measures as one of several metrics, including GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

International Flavors & Fragrances Inc.

Like-for-Like Flavors Sales Reconciliation

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low Margin Sales Activities	Like-for- Like Sales Growth (2)	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low- Margin Sales Activities	Like-for- Like Sales Growth (2)
Total Company	5%	6%	2%	8%	4%	5%	1%	6%
Flavors
North America	2%	2%	9%	11%	-2%	-2%	10%	8%
EAME	3%	5%	0%	5%	4%	5%	1%	6%
Latin America	1%	3%	8%	11%	0%	3%	5%	8%
Greater Asia	6%	8%	0%	8%	5%	7%	0%	7%
Total	4%	5%	3%	8%	3%	4%	3%	7%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2013 period.
(2)	Like-for-like is a non-GAAP metric that excludes the impact of exiting low margin sales activities and foreign exchange.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of our business.

Tax Claims

We are currently involved in administrative and legal proceedings with the Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries for the 2002-2003 fiscal years, in the aggregate amount of Euro 22.4 million ($28.6 million), including aggregate estimated interest. During 2007, we filed appeals against these income tax assessments and related capital tax and tax avoidance claims with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010, we filed appeals for judicial review with the Spanish National Appellate Court (“Appellate Court”). On February 7, 2013, the Appellate Court upheld the TEAC’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment. As a result of this payment, the remaining aggregate assessment related to the 2002-2003 fiscal years was Euro 4.7 million ($6.1 million) as of June 30, 2013. During the third quarter of 2013, we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) related to the 2003 tax assessment. On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. There was no income tax impact associated with this decision.

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

The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims is Euro 9.5 million ($12.3 million), including aggregate estimated interest through June 30, 2013. Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. In connection with their ruling on our 2002 income tax assessment, the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. In 2012, the Spanish Supreme Court ruled against us in three of the four pending cases and issued judgments in an aggregate of Euro 14.9 million ($19.7 million), including aggregate estimated interest. Based on these rulings, we paid Euro 9.8 million ($12.8 million) for these three cases during 2012. We expect to make payments of remaining amounts due of Euro 4.5 million ($5.8 million) by the end of 2013, which reflects revised estimated interest and currency rates through June 30, 2013. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.2 million ($4.1 million), including aggregate estimated interest through June 30, 2013, is currently pending.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the second quarter of 2013.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 – 30, 2013	60,349	$74.21	60,349	$231,279,717
May 1 – 31, 2013	—	—	—	231,279,717
June 1 – 30, 2013	6,096	74.51	6,096	230,825,518

Total	66,445	$74.36	66,445	$230,825,518

(1)

Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2014. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

10.30	Form of IFF Equity Choice Program Purchased Restricted Stock Agreement – Matching Restricted Stock under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended

10.31	Form of IFF Equity Choice Program Purchased Restricted Stock Agreement – Matching Restricted Stock Units under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

10.32	Form of IFF Equity Choice Program Restricted Stock Units Agreement under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

10.33	Form of IFF Equity Choice Program Stock-Settled Appreciation Rights Agreement under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 6, 2013	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	August 6, 2013	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.30	Form of IFF Equity Choice Program Purchased Restricted Stock Agreement – Matching Restricted Stock under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

10.31	Form of IFF Equity Choice Program Purchased Restricted Stock Agreement – Matching Restricted Stock Units under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

10.32	Form of IFF Equity Choice Program Restricted Stock Units Agreement under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

10.33	Form of IFF Equity Choice Program Stock-Settled Appreciation Rights Agreement under International Flavor & Fragrances Inc. 2010 Stock Award and Incentive Plan, as amended.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase