Form 10-Q
period 2013-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2013-11-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares outstanding as of October 22, 2013: 81,513,192

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$343,149	$324,422
Trade receivables (net of allowances of $8,945 and $9,293, respectively)	553,884	499,443
Inventories: Raw materials	239,601	256,728
Work in process	9,796	7,804
Finished goods	271,310	276,126
Total Inventories	520,707	540,658
Deferred income taxes	60,736	65,763
Prepaid expenses and other current assets	155,391	142,401
Total Current Assets	1,633,867	1,572,687
Property, plant and equipment, at cost	1,579,546	1,532,317
Accumulated depreciation	(922,884)	(877,676)
	656,662	654,641
Goodwill	665,582	665,582
Other intangible assets, net	32,134	36,688
Deferred income taxes	160,932	157,074
Other assets	175,334	159,520
Total Assets	3,324,511	3,246,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	144	150,071
Accounts payable	176,238	199,272
Accrued payroll and bonus	84,292	80,027
Dividends payable	31,877	—
Restructuring and other charges	2,460	3,149
Other current liabilities	214,565	197,359
Total Current Liabilities	509,576	629,878
Long-term debt	933,464	881,104
Deferred gains	42,135	44,674
Retirement liabilities	297,553	327,373
Other liabilities	102,253	110,608
Total Other Liabilities	1,375,405	1,363,759
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of September 30, 2013 and December 31, 2012; and outstanding 81,594,725 and 81,626,874 shares as of September 30, 2013 and December 31, 2012	14,470	14,470
Capital in excess of par value	126,195	127,504
Retained earnings	3,045,829	2,841,166
Accumulated other comprehensive loss	(403,558)	(403,625)
Treasury stock, at cost - 34,167,115 shares as of September 30, 2013 and 34,134,966 shares as of December 31, 2012	(1,346,979)	(1,330,707)
Total Shareholders’ Equity	1,435,957	1,248,808
Noncontrolling interest	3,573	3,747
Total Shareholders’ Equity including noncontrolling interest	1,439,530	1,252,555
Total Liabilities and Shareholders’ Equity	$3,324,511	$3,246,192

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$742,256	$708,955	$2,227,727	$2,140,888
Cost of goods sold	416,852	407,431	1,256,977	1,252,422
Research and development expenses	65,654	57,658	189,428	171,467
Selling and administrative expenses	118,221	109,691	357,687	327,942
Restructuring and other charges, net	—	—	2,105	1,668
Interest expense	11,625	9,907	35,637	31,330
Other (income) expense, net	(4,080)	2,424	(16,359)	1,333
Income before taxes	133,984	121,844	402,252	354,726
Taxes on income	34,938	105,481	110,187	168,710
Net income	99,046	16,363	292,065	186,016
Other comprehensive income, after tax:
Foreign currency translation adjustments	5,707	26,228	(11,118)	2,169
(Losses)/gains on derivatives qualifying as hedges	(1,859)	(3,940)	(4,161)	(1,506)
Pension and postretirement net liability	5,126	4,178	15,346	12,949
Other comprehensive income	8,974	26,466	67	13,612
Total comprehensive income	$108,020	$42,829	$292,132	$199,628
Net income per share - basic	$1.21	$0.20	$3.57	$2.28
Net income per share - diluted	$1.20	$0.20	$3.54	$2.26
Average number of shares outstanding - basic	81,437	81,246	81,349	81,241
Average number of shares outstanding - diluted	82,043	81,898	81,959	81,984
Dividends declared per share	$0.39	$0.34	$1.07	$0.96
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$292,065	$186,016
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	61,084	56,332
Deferred income taxes	(5,167)	(13,830)
Gain on disposal of assets	(18,859)	(2,243)
Stock-based compensation	18,919	15,363
Pension settlement/curtailment	—	874
Spanish tax charge	—	72,362
Payments pursuant to Spanish tax settlement	—	(105,503)
Changes in assets and liabilities:
Trade receivables	(72,051)	(66,364)
Inventories	10,679	(3,751)
Accounts payable	(11,581)	(33,652)
Accruals for incentive compensation	(1,298)	14,927
Other current payables and accrued expenses	27,416	29,095
Other assets	(23,805)	(25,414)
Other liabilities	(20,086)	13,366
Net cash provided by operating activities	257,316	137,578
Cash flows from investing activities:
Additions to property, plant and equipment	(86,448)	(84,176)
Purchase of life insurance contracts	—	(1,127)
Proceeds from termination of life insurance contracts	793	5,327
Maturity of net investment hedges	626	1,960
Proceeds from disposal of assets	16,782	223
Net cash used in investing activities	(68,247)	(77,793)
Cash flows from financing activities:
Cash dividends paid to shareholders	(55,525)	(75,458)
Net change in revolving credit facility borrowings and overdrafts	(282,915)	8,376
Deferred financing costs	(2,800)	—
Repayments of long-term debt	(100,000)	—
Proceeds from long-term debt	297,786	—
Proceeds from issuance of stock under stock plans	3,613	7,664
Excess tax benefits on stock-based payments	5,583	6,920
Purchase of treasury stock	(31,923)	—
Net cash used in financing activities	(166,181)	(52,498)
Effect of exchange rate changes on cash and cash equivalents	(4,161)	1,615
Net change in cash and cash equivalents	18,727	8,902
Cash and cash equivalents at beginning of year	324,422	88,279
Cash and cash equivalents at end of period	$343,149	$97,181
Interest paid, net of amounts capitalized	$47,754	$41,804
Income taxes paid (1)	$105,636	$163,767
(1) The 2012 amount includes $105.5 million pursuant to the Spanish tax settlement (see Note 6).
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2013 and 2012 periods, the actual closing dates were September 27 and September 28, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “the Registrant,” “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Revisions

For the nine months ended September 30, 2012, the Consolidated Statement of Cash Flows has been revised to properly classify proceeds from termination of life insurance contracts of $5.3 million from Changes in other assets within Net cash provided by operating activities to Net cash used in investing activities. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 has also been revised to properly eliminate capitalized interest of $4.9 million from Interest paid, net of capitalized amounts. These revisions are not considered material to the previously issued financial statements.
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
In July, 2013 the FASB issued authoritative guidance related to the financial statement presentation of unrecognized tax benefits. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such situations, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.
In July 2013, the FASB issued authoritative guidance that permits the Fed Funds Effective Swap Rate to be used as an additional U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to interest rates on direct Treasury obligations of the U.S. government ("UST") and the London InterBank Offered Rate ("LIBOR"). The update also allows the use of different benchmark rates for similar hedges. The guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption of this ASU did not impact to the Company's financial position, results of operations or cash flows.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2013	2012	2013	2012
Basic	81,437	81,246	81,349	81,241
Assumed dilution under stock plans	606	652	610	743
Diluted	82,043	81,898	81,959	81,984
Stock options and stock settled appreciation rights (“SSAR’s”) to purchase 132,200 shares in the aggregate were outstanding as of the three and nine months ended September 30, 2012, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. There were no stock options or SSAR’s excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2013.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of September 30, 2013 and 2012 was immaterial (approximately 0.7% and 0.6% of the total number of common shares outstanding as of September 30, 2013 and 2012, respectively). Net income allocated to such PRS was $0.6 million and $0.1 million during the three months ended September 30, 2013 and 2012, respectively and $1.9 million and $1.2 million during the nine months ended September 30, 2013 and 2012, respectively.
Note 3. Restructuring and Other Charges, Net:
Fragrance Ingredients Rationalization
During the second quarter of 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur charges of $16 - $21 million, consisting primarily of $10 - $12 million in accelerated depreciation of fixed assets, $3 - $4 million in personnel-related costs and $3 - $5 million in plant shutdown and other related costs. The Company recorded a total charge of $2.9 million during the second quarter of 2013, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and a $0.8 million non-cash charge related to accelerated depreciation included in Cost of goods sold. During the third quarter of 2013, the Company recorded an additional $2.2 million non-cash charge related to accelerated depreciation included in Cost of goods sold. The remainder of the estimated costs is expected to be recognized over the following four quarters. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6 - $9 million of the costs will result in future cash expenditures.
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
Changes in employee-related restructuring liabilities during the nine months ended September 30, 2013 related to these plans were as follows:

	Fragrance Ingredients Rationalization
(DOLLARS IN THOUSANDS)	Fragrance Ingredients Rationalization	Accelerated Depreciation	Strategic Initiative	Total
December 31, 2012	$—	$—	$3,149	$3,149
Additional charges, net	2,105	3,000	—	5,105
Non-cash charges	—	(3,000)	—	(3,000)
Payments and other costs	(28)	—	(2,766)	(2,794)
September 30, 2013	$2,077	$—	$383	$2,460
Note 4. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Gross carrying value (1)	$165,406	$165,406
Accumulated amortization	(133,272)	(128,718)
Total	$32,134	$36,688

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.
Amortization expense was $1.5 million, in each period for the three months ended September 30, 2013 and 2012 and amortization expense for the nine months ended September 30, 2013 and 2012 was $4.6 million, in each period. Annual amortization is expected to be $6.1 million for the year 2013, $4.7 million for the years 2014 through 2017 and $4.6 million for the year 2018.
Note 5. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2013	December 31, 2012
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.10%	2016	125,000	225,000
Senior notes - 2013	3.20%	2023	299,736	—
Credit facility		2016	—	296,748
Bank overdrafts and other			1,295	399
Deferred realized gains on interest rate swaps			7,577	9,028
			933,608	1,031,175
Less: Current portion of long-term debt			(144)	(150,071)
			$933,464	$881,104
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
On July 12, 2013, the Company made a payment of $100.0 million related to our Senior Unsecured Notes issued in 2006.
Note 6. Income Taxes:
At September 30, 2013, we had $25.3 million of unrecognized tax benefits recorded in Other liabilities and $4.9 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
For the nine months ended September 30, 2013, the Company reduced its accrual for interest and penalties by $6.8 million, net, principally related to Spain, as discussed below. At September 30, 2013, the Company had accrued interest and penalties of $0.5 million classified in Other liabilities and $0.2 million classified in Other current liabilities.
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
As a result of the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company had previously appealed these assessments with the Appellate Court. On February 7, 2013, the Appellate Court upheld the Central Economic-Administrative Tribunal’s (“TEAC”) ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) and during the third quarter we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment. As a result of these payments, the remaining aggregate assessment related to the 2002 fiscal year was Euro 1.8 million ($2.4 million) as of September 30, 2013. To proceed with its appeals of the tax assessments for the 2002-2003 fiscal years, the Company was required to post bank guarantees. As of September 30, 2013, the Company had remaining posted bank guarantees of Euro 1.8 million ($2.4 million) associated with the 2002 appeal. In light of the court’s ruling, we also recorded a charge of $9.3 million in the first quarter associated with issues in the 2002-2003 cases that were unrelated to the issues underlying the 2004-2010 settlement. This charge was partially offset by a $3.1 million adjustment to prior accruals for the 2003 case. On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. There was no income tax impact associated with this decision.
In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, the Company (i) recorded charges (including estimated interest) of approximately $12.0 million after-tax during 2012, and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment date) during 2012. At September 30, 2013, the Company had Euro 4.4 million ($6.0 million) reflected in income taxes payable in connection with these three cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. At September 30, 2013, the aggregate amount of the remaining dividend withholding controversy was Euro 3.2 million ($4.3 million), including estimated interest, which is fully reserved. As of September 30, 2013, the Company had posted bank guarantees of Euro 7.6 million ($10.3 million) in order to proceed with the appeal in this controversy.
As of September 30, 2013, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $30.9 million, which includes $7.2 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 and the 2011 fiscal years, $3.7 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.
In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2007 to 2012. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The effective tax rate for the three months ended September 30, 2013 was 26.1% compared with 86.6% for the three months ended September 30, 2012. The year-over-year reduction reflects the inclusion of a $72.4 million tax charge related to the Spanish tax settlement in the 2012 period as well as the restoration of the U.S. R&D tax credit in a Q3 2013 benefit and favorable mix of earnings that were partially offset by the reduction of deferred tax assets associated with a U.K. rate change.
The effective tax rate for the nine months ended September 30, 2013 was 27.4% compared with 47.6% for the nine months ended September 30, 2012. The 2013 first nine months includes a tax charge of $6.2 million related to the 2002-2003 cases (as discussed above) which was partially offset by a favorable mix of earnings and the reenactment of the U.S. R&D tax credit. The 2012 nine month period includes a $72.4 million tax charge in connection with the overall Spanish tax settlement as discussed above and a provision of $12.0 million related to the Spanish dividend withholding tax cases. These charges were partially offset by a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries, a lower cost of remittances and other reserve adjustments on uncertain tax positions. The year-over-year reduction also reflects the 2012 and 2013 benefits associated with U.S. tax legislation enacted in the first quarter of 2013 (R&D tax credit), lower provisions for uncertain tax positions and favorable mix of earnings.

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Equity-based awards	$4,869	$4,091	$18,919	$15,363
Liability-based awards	995	779	3,077	2,350
Total stock-based compensation expense	5,864	4,870	21,996	17,713
Less: tax benefit	(1,735)	(1,511)	(6,756)	(5,546)
Total stock-based compensation expense, after tax	$4,129	$3,359	$15,240	$12,167

Note 8. Segment Information:
The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income.
The Global expenses caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.
Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Net sales:
Flavors	$349,385	$340,674	$1,079,786	$1,051,932
Fragrances	392,871	368,281	1,147,941	1,088,956
Consolidated	$742,256	$708,955	$2,227,727	$2,140,888
Segment profit:
Flavors	$81,101	$76,145	$254,055	$236,458
Fragrances	81,309	65,331	221,577	185,049
Global expenses	(18,313)	(7,301)	(47,236)	(32,450)
Restructuring and other charges, net	—	—	(2,105)	(1,668)
Operational improvement initiative costs (1)	(2,568)	—	(4,761)	—
Operating profit	141,529	134,175	421,530	387,389
Interest expense	(11,625)	(9,907)	(35,637)	(31,330)
Other income, net (2)	4,080	(2,424)	16,359	(1,333)
Income before taxes	$133,984	$121,844	$402,252	$354,726

(1)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

(2)	Other income, net includes a $16.1 million gain on the sale of a non-operating asset for the nine months ended September 30, 2013.
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2013 and 2012 were $171 million in each respective period and for the nine months ended September 30, 2013 and 2012 were $504 million and $506 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2013 and 2012 were $571 million and $538 million, respectively and for the nine months ended September 30, 2013 and 2012 were $1,724 million and $1,635 million, respectively. No non-U.S. country had net sales in any period presented greater than 8% of total consolidated net sales.

Note 9. Employee Benefits:
Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$881	$938	$2,643	$2,815
Interest cost on projected benefit obligation	5,740	6,002	17,222	18,005
Expected return on plan assets	(6,557)	(6,041)	(19,671)	(18,124)
Net amortization and deferrals	5,868	4,913	17,606	14,738
Net periodic benefit cost	5,932	5,812	17,800	17,434
Defined contribution and other retirement plans	1,585	1,651	5,531	5,515
Total expense	$7,517	$7,463	$23,331	$22,949
Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$4,086	$3,064	$12,256	$9,422
Interest cost on projected benefit obligation	7,718	7,560	23,204	23,144
Expected return on plan assets	(11,859)	(9,813)	(35,653)	(32,701)
Net amortization and deferrals	2,315	1,589	6,967	4,810
Loss due to settlements and special terminations	35	—	110	874
Net periodic benefit cost	2,295	2,400	6,884	5,549
Defined contribution and other retirement plans	1,548	1,150	2,838	3,479
Total expense	$3,843	$3,550	$9,722	$9,028
The Company expects to contribute $18 – $28 million to its non-U.S. pension plans during 2013. In the nine months ended September 30, 2013, $30.0 million of contributions were made to the qualified U.S. pension plans. In the three and nine months ended September 30, 2013, $4.3 million and $12.8 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2013, $1.0 million and $3.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Service cost for benefits earned	$362	$341	$1,086	$1,023
Interest cost on projected benefit obligation	1,168	1,447	3,504	4,341
Net amortization and deferrals	(663)	(361)	(1,989)	(1,083)
Total postretirement benefit expense	$867	$1,427	$2,601	$4,281
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2013. In the three and nine months ended September 30, 2013, $1.2 million and $3.9 million of contributions were made, respectively.

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

11

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2013.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$343,149	$343,149	$324,422	$324,422
Credit facilities and bank overdrafts (2)	144	144	297,147	297,147
Long-term debt: (3)
Senior notes - 2007	500,000	597,687	500,000	634,000
Senior notes - 2006	125,000	140,676	225,000	248,000
Senior notes - 2013	299,736	283,458	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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
In 2003, we executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which had been designated as a cash flow hedge. This swap matured in January 2013.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Four of these forward currency contracts matured during the nine months ended September 30, 2013. The outstanding forward currency contracts have remaining maturities of approximately one year.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
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
During Q3 2013, we entered into multiple interest rate swap agreements effectively converting the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and nine months ended September 30, 2013. In addition, two interest rate swaps designated as fair value hedges matured in July 2013.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2013 and December 31, 2012:

(DOLLARS IN THOUSANDS)	September 30, 2013	December 31, 2012
Foreign currency contracts	$267,100	$143,483
Interest rate swaps	$375,000	$100,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$493	$3,688	$4,181
Interest rate swaps	1,151	—	1,151
	$1,644	$3,688	$5,332
Derivative liabilities (b)
Foreign currency contracts	$4,582	$4,095	$8,677

	December 31, 2012
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$676	$2,535	$3,211
Interest rate swaps	328	—	328
	$1,004	$2,535	$3,539
Derivative liabilities (b)
Foreign currency contracts	$5,251	$278	$5,529

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain		Location of (Loss) Gain Recognized in Income on Derivative
	Three Months Ended September 30,
	2013	2012
Foreign currency contracts	$(4,821)	$(1,073)	Other (income) expense, net
Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain Recognized in Income on Derivative		Location of (Loss) Gain Recognized in Income on Derivative
	Nine Months Ended September 30,
	2013	2012
Foreign currency contracts	$7,686	$5,010	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$404	Other (income) expense, net	$—	$(719)
Foreign currency contracts	(1,926)	(4,351)	Cost of goods sold	(1,172)	1,720
Interest rate swaps (2)	69	—	Interest expense	(69)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(2,295)	(381)	N/A	—	—
Total	$(4,152)	$(4,328)		$(1,241)	$1,001

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$1,437	Other (income) expense, net	$(333)	$(2,093)
Foreign currency contracts	(1,606)	(3,028)	Cost of goods sold	390	2,680
Interest rate swaps (2)	(2,598)	—	Interest expense	(137)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(653)	(68)	N/A	—	—
Total	$(4,857)	$(1,659)		$(80)	$587

(1)	Ten year swap executed in 2003.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2013 and 2012. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2013 and 2012.
The Company expects that approximately $1.8 million (net of tax) of derivative losses included in AOCI at September 30, 2013, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(11,118)	(4,241)	—	(15,359)
Amounts reclassified from AOCI	—	80	15,346	15,426
Net current period other comprehensive income (loss)	(11,118)	(4,161)	15,346	67
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2013	$(104,840)	$(4,379)	$(294,339)	$(403,558)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2011	$(111,409)	$4,237	$(268,137)	$(375,309)
OCI before reclassifications	2,169	(919)	—	1,250
Amounts reclassified from AOCI	—	(587)	12,949	12,362
Net current period other comprehensive income (loss)	2,169	(1,506)	12,949	13,612
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2012	$(109,240)	$2,731	$(255,188)	$(361,697)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$(333)	$(2,093)	Other (income) expense, net
Foreign currency contracts	538	3,697	Cost of goods sold
Interest rate swaps	(137)	—	Interest expense
	(148)	(1,017)	Provision for income taxes
	$(80)	$587	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(110)	$(874)	(a)
Prior service cost	3,295	3,163	(a)
Actuarial losses	(25,879)	(21,628)	(a)
	7,348	6,390	Provision for income taxes
	$(15,346)	$(12,949)	Total, net of income taxes

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
At September 30, 2013, we had total bank guarantees and standby letters of credit of approximately $57.9 million with various financial institutions. Of this amount, Euro 9.4 million ($12.7 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 6. Also included in the above aggregate amount is a total of $12.9 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment and $23.3 million for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2013.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $18.2 million as of September 30, 2013.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At September 30, 2013, we had available lines of credit (in addition to the credit facility discussed in Note 5) of approximately $86.0 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2013.

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
Other Contingencies
The Company has contingencies involving third parties (such as labor, contract, technology or product-related claims or litigation) as well as government-related items in various jurisdictions in which we operate pertaining to such items as value-added taxes, other indirect taxes, customs and duties and sales and use taxes, the most significant government related contingencies exist in Brazil. It is possible that cash flows or results of operations, in any period, could be materially affected by the unfavorable resolution of one or more of these contingencies.
With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $41.5 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
Based on the information available as of September 30, 2013, we estimate a range of reasonably possible loss related to the matters above of $2-$20 million.
In addition, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 6). In connection with the 2002 income tax assessment ruling discussed in Note 6, the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $13 million.

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
As part of our strategic emphasis on profitable growth, since late 2011 we have exited certain low margin sales activities in Flavors and this process, which resulted in increased operating margins, which was substantially complete as of the end of the second quarter of 2013. In addition, in the second quarter of 2013, we announced our intention to close our fragrance ingredients manufacturing facility in Augusta, Georgia, thereby supporting our objective to ensure operations are cost efficient and competitive. We expect to close the facility by July 2014 and to consolidate production into other facilities, as further discussed in Note 3 to our Consolidated Financial Statements.
Net sales growth during the third quarter of 2013 was 5% on a reported basis. Excluding the effects of currency, local currency (LC) sales grew 4%. The LC growth reflects good new win performance (net of losses) in both Flavors and Fragrance Compounds as well as flat sales in Fragrance Ingredients. We expect that growth rates for the fourth quarter will be impacted by the very strong comparable results in 2012, particularly in fragrances. However, we are still on target to meet our long-term strategic targets. The negative impact on net sales growth from the exit of low margin sales activities was substantially complete as of the end of the second quarter 2013. We expect our emerging markets will continue to be the primary drivers of LC growth.
Exchange rate fluctuations had a 100 basis points (bps) favorable impact on net sales for the third quarter, driven mainly by a strengthening of the Euro versus the dollar versus the prior year quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins improved versus the third quarter of 2012. The improvement reflects modest declines in raw material costs, mix enhancements and internal improvements when compared to the third quarter of 2012. Gross margin also includes $2.4 million associated with a legal settlement gain received during the third quarter (as discussed below), which was largely offset by provisions for customer claims. Although we see modest declines in year-over-year raw material costs, the absolute raw material price levels remain near historical highs. Given the overall economic uncertainty and market volatility of our crop-related raw materials, it is challenging to predict their effects on gross margin trends. We intend to continue to pursue options to enable us to recover the double-digit cost increases that we have experienced during 2011-2012 and to improve our margins through operational performance and mix enhancement. We expect to continue to see year-over-year gross margin expansion in the near term given pricing actions taken in 2012, modest input cost declines in 2013 and other initiatives we have taken to improve margins, however, we expect the rate of year-over-year improvement to continue to moderate given the strong expansion realized in the first nine months of 2013. Included in the third quarter of 2013 is a $2.2 million non-cash charge related to accelerated depreciation included in Cost of goods sold associated with the Fragrance Ingredients Rationalization and a $0.4 million pre-tax charge associated with our operational improvement initiatives, which relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region. We have continued the testing and start-up process at our compounding facility in China and believe that commercial production will begin in the fourth quarter, which will result in higher depreciation expense and other potential operating costs associated with a commercial start-up.
FINANCIAL PERFORMANCE OVERVIEW
Reported sales in the third quarter of 2013 increased approximately 5%. In LC terms, sales increased 4% as a result of our broad and diverse portfolio of end-use product categories and geographies as the benefits associated with new win performance in both Flavors and Fragrance Compounds and lower volume declines on existing business in Fragrance Compounds as well as flat sales in Fragrance Ingredients. Flavors realized LC growth of 3% for the third quarter of 2013. Our Fragrance business achieved LC growth of 5%, consistent with LC sales in the third quarter of 2012. Fragrances performance reflects new win performance in our Fragrance Compounds categories, led by the Fabric and Home Care categories. Overall, our third quarter 2013 results continued to be driven by our strong emerging market presence that represented 48% of sales and experienced 8% LC growth. From a geographic perspective, the Latin America (LA), Europe, Africa and Middle East (EAME), and Greater Asia (GA) regions all delivered LC growth in 2013, led by LA and GA, with 8% LC growth in each region.
Operating profit increased $7.3 million to $141.5 million (19.1% of sales) in the 2013 third quarter compared to $134.2 million (18.9% of sales) in the comparable 2012 period. The three months ended September 30, 2013 included operational improvement initiative costs of $0.4 million related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region and restructuring costs of $2.2 million related to the Fragrance Ingredients Rationalization. Excluding these charges, adjusted operating profit was $144.1 million (19.4% of sales) as of September 30, 2013. The quarter-over-quarter improvement also reflects a $3.6 million legal settlement gain received in the third quarter (allocated on a pro-rata basis between Cost of goods sold and Administrative expenses), which was substantially offset by provisions for customer claims and other losses. In addition, adjusted operating profit reflects volume growth combined with gross margin expansion (including the benefits of mix improvements, manufacturing efficiency and slightly favorable raw material costs) that collectively more than offset the effects of higher R&D, selling and administrative costs (including higher incentive compensation expense).
Net income increased by approximately $82.6 million quarter-over-quarter to $99.0 million as of September 30, 2013 principally driven by the absence of the Spanish tax charge of $72.4 million, which was recorded in the third quarter of 2012, as well as improved operating performance.
We continue to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the third quarter of 2013. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2013, we believe that capital spending will approach 5% of sales as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations for the nine months ended September 30, 2013 were $257.3 million or 11.6% of sales, compared to cash inflow from operations of $137.6 million or 6.4% of sales for the nine months ended September 30, 2012. The increase in cash flow from operations in 2013 primarily reflects the absence of payments pursuant to the Spanish tax settlement of $105.5 million which were included in the 2012 period, as well as higher earnings and improvements in core working capital (trade receivables, inventories and accounts payable).

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2013	2012	Change	2013	2012	Change
Net sales	$742,256	$708,955	5%	$2,227,727	$2,140,888	4%
Cost of goods sold	416,852	407,431	2%	1,256,977	1,252,422	—%
Gross profit	325,404	301,524		970,750	888,466
Research and development (R&D) expenses	65,654	57,658	14%	189,428	171,467	10%
Selling and administrative (S&A) expenses	118,221	109,691	8%	357,687	327,942	9%
Restructuring and other charges, net	—	—	—%	2,105	1,668	26%
Operating profit	141,529	134,175		421,530	387,389
Interest expense	11,625	9,907	17%	35,637	31,330	14%
Other (income) expense, net	(4,080)	2,424	(268)%	(16,359)	1,333	(1,327)%
Income before taxes	133,984	121,844		402,252	354,726
Taxes on income	34,938	105,481	(67)%	110,187	168,710	(35)%
Net income	$99,046	$16,363	505%	$292,065	$186,016	57%
Diluted EPS	$1.20	$0.20	500%	$3.54	$2.26	57%
Gross margin	43.8%	42.5%	130.0	43.6%	41.5%	210.0
R&D as a percentage of sales	8.8%	8.1%	70.0	8.5%	8.0%	50.0
S&A as a percentage of sales	15.9%	15.5%	40.0	16.1%	15.3%	80.0
Operating margin	19.1%	18.9%	20.0	18.9%	18.1%	80.0
Adjusted operating margin (1)	19.4%	18.9%	50.0	19.2%	18.2%	100.0
Effective tax rate	26.1%	86.6%	(6,050.0)	27.4%	47.6%	(2,020.0)
Segment net sales
Flavors	$349,385	$340,674	3%	$1,079,786	$1,051,932	3%
Fragrances	392,871	368,281	7%	1,147,941	1,088,956	5%
Consolidated	$742,256	$708,955		$2,227,727	$2,140,888

(1)
Adjusted operating margin excludes the operational improvement initiative costs of $0.4 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, Restructuring and other charges, net of $2.1 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively, and $2.2 million and $3.0 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization for the three and nine months ended September 30, 2013.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2013 IN COMPARISON TO THIRD QUARTER 2012
Sales
Sales for the third quarter of 2013 totaled $742.3 million, an increase of 5% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 4%, as a result of new wins in both Flavors and Fragrance Compounds and combined with flat Fragrance Ingredients LC sales. Overall LC growth was driven by 8% growth in emerging markets.

Flavors Business Unit
Flavors reported sales growth increased 2% and LC sales growth increased 3% during the third quarter of 2013 compared to the 2012 period. The overall increase was principally driven by new wins. On an end-use product category basis, LC growth was led by high single-digit growth in Beverage and mid single-digit gains in Savory. All categories benefited from new wins. The Flavors business delivered LC growth in EAME, LA, and GA, led by LA and GA, while sales remained flat in NOAM. Sales in LA were driven by high double-digit gains in Beverages and sales in GA were driven by mid single-digit gains in Savory and Sweet. Sales in EAME were driven by high single-digit gains in Beverages, double-digit gains in Sweet and mid single-digit gains in Savory.
Fragrances Business Unit
The Fragrances business experienced a 7% increase in reported sales and an 5% increase in LC sales for the third quarter of 2013, consistent with the third quarter of 2012. The overall increase was driven by new wins in our Fragrance Compounds categories as well as flat sales in Fragrance Ingredients. Our Fragrance Compounds categories saw LC sales grow 7% over the prior year period compared to flat sales growth in Fragrance Ingredients. Within Fragrance Compounds, sales were driven by double-digit growth in Fabric and Home Care categories and mid single-digit growth in Fine & Beauty Care.
Sales performance by Region and Category

		% Change in Sales-Third Quarter 2013 vs. Third Quarter 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-10%	7%	-2%	-2%	1%	0%
EAME	Reported	16%	4%	-1%	8%	5%	7%
	Local Currency (1)	10%	0%	-5%	3%	3%	3%
LA	Reported	7%	10%	-8%	7%	4%	6%
	Local Currency (1)	10%	12%	-9%	9%	7%	8%
GA	Reported	9%	16%	25%	15%	1%	6%
	Local Currency (1)	10%	16%	31%	16%	4%	8%
Total	Reported	6%	9%	1%	7%	2%	5%
	Local Currency (1)	5%	8%	0%	5%	3%	4%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•
NOAM Flavors sales increased 1% as a result of double-digit growth in Beverages and mid single-digit growth in Savory that was partially offset by double-digit declines in Dairy and mid single-digit declines in Sweet. NOAM Fragrance sales decreased 2% in the third quarter of 2013, principally due to high double-digit gains in Home Care, which were more than offset by double-digit declines in Fine Fragrance, double-digit declines in Personal Wash and mid single-digit declines in Fragrance Ingredients.

•
EAME Flavors LC sales growth of 3% was led by double-digit growth in Sweet, high single-digit growth in Beverage and mid single-digit growth in Savory. EAME Fragrance LC sales increased 3% overall, driven mainly by double-digit growth in Fine & Beauty Care as well as double-digit growth in Fabric Care.

•
LA Flavors LC sales were up 7% as new wins drove high double-digit gains in Beverages, which were partially offset by high single-digit declines in Sweet. LA Fragrances LC sales had double-digit growth within both Fine & Beauty Care and Functional Fragrance categories, reflecting strong new win performance, which was only partially offset by high single-digit declines in Fragrance Ingredients.

•
GA Flavors had 4% LC sales growth from mid single-digit growth in Savory, Sweet and Dairy, driven by new win performance. GA Fragrances LC sales growth of 16% was driven by double-digit growth in Functional Fragrance categories and high single-digit growth in Fine & Beauty Care, benefiting from strong win performance, in addition to high double-digit growth in Fragrance Ingredients, as a result of volume increases.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 130 bps to 56.2% in the third quarter of 2013 compared to 57.5% in the third quarter of 2012. The improvement versus last year was mainly driven by favorable sales mix and other margin recovery efforts, including manufacturing efficiencies combined with modestly lower raw material costs on a year-over-year basis.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased 70 bps to 8.8% in the third quarter of 2013 versus 8.1% in the third quarter of 2012. The increase in R&D expenses reflects higher incentive compensation expense, payments associated with a multi-year collaboration agreement with Amyris and continued investments in technology and innovation.
Selling and Administrative (S&A) Expenses
S&A expenses, as a percentage of sales, increased 40 bps to 15.9% in the third quarter of 2013 versus 15.5% in the third quarter of 2012. The increase in S&A expenses principally reflects higher incentive compensation expense.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, net, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$81,101	$76,145
Fragrances	81,309	65,331
Global	(18,313)	(7,301)
Restructuring and other charges, net	—	—
Operational improvement initiative costs	(2,568)	—
Operating profit	$141,529	$134,175
Profit margin
Flavors	23.2%	22.4%
Fragrances	20.7%	17.7%
Consolidated	19.1%	18.9%

Flavors Segment Profit
Flavors segment profit totaled $81.1 million in the third quarter of 2013, or 23.2% as a percentage of sales, compared to $76.1 million, or 22.4% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was driven primarily by new wins and expanded gross margins (reflecting favorable price versus input cost trends) that collectively more than offset the higher spending in overhead.
Fragrances Segment Profit
Fragrances segment profit totaled $81.3 million in the third quarter of 2013, or 20.7% as a percentage of sales, compared to $65.3 million, or 17.7% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was due to favorable sales mix and ongoing cost discipline, along with other profit improvement efforts.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2013, Global expenses were $18.3 million compared to $7.3 million during the third quarter of 2012. The increase reflects higher incentive compensation expense and unfavorable impacts on our cash flow hedging program.

Restructuring and Other Charges, Net
Restructuring and other charges, net in 2013 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The Company recorded a non-cash charge of $2.2 million related to accelerated depreciation included in Cost of goods sold. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures.
Interest Expense
Interest expense increased $1.7 million to $11.6 million in the third quarter of 2013 compared to the third quarter of 2012. The increase in interest expense principally reflects the additional borrowings from the Senior Notes - 2013 issuance that occurred during the second quarter of 2013. Average cost of debt was 4.7% for the 2013 three month period compared to 4.5% in the 2012 three month period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $6.5 million to $4.1 million of income in the third quarter of 2013 versus $2.4 million of expense in the comparable 2012 period. The increase over the prior year period is driven largely by changes in realized and unrealized foreign exchange losses/gains on working capital.
Income Taxes
The effective tax rate for the three months ended September 30, 2013 was 26.1% compared with 86.6% for the three months ended September 30, 2012 (including a $72.4 million charge related to the Spanish tax settlement). Net of tax benefits related to restructuring and operational improvement initiative costs of $0.9 million, the adjusted effective tax rate for 2013 was 26.2% and excluding the $72.4 million Spanish tax charge, the adjusted tax rate for 2012 was 27.2%. The reduction in the adjusted rate year-over-year is driven by the restoration of the U.S. R&D tax credit resulting in a Q3 2013 benefit (of approximately 60 bps) and favorable mix of earnings that were partially offset by the reduction of deferred tax assets associated with a U.K. rate change.
FIRST NINE MONTHS OF 2013 IN COMPARISON TO FIRST NINE MONTHS OF 2012
Sales
Sales for the first nine months of 2013 totaled $2.2 billion, an increase of 4% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 5% (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities), as new wins in both Flavors and Fragrance Compounds collectively more than offset declines in Fragrance Ingredients principally related to high-volume products. Overall LC growth was driven by 9% growth in emerging markets.

Flavors Business Unit
Flavors sales increased 3% for the first nine months of 2013 compared to the 2012 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 4% during the first nine month of 2013 compared to the 2012 period. Excluding the impact of a 2% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 6% on a like-for-like basis. The overall increase was driven by new wins and favorable sales mix. On an end-use product category basis, LC growth was led by double-digit growth in Beverages followed by mid single-digit growth in Savory and low single-digit growth in Dairy, which was partially offset by mid single-digit declines in Sweet, primarily as a result of the exit of low margin sales activities in NOAM. The Flavors business delivered LC growth in EAME, LA and GA, led by GA. Sales in GA were driven by high single-digit gains in Savory, double-digit gains in Dairy and mid single-digit gains in Sweet. Sales in EAME were driven by double-digit gains in Beverages and mid single-digit growth in Savory. LA LC growth of 4% was driven by double-digit gains in Beverages and mid single-digit growth in Savory. Sales in NOAM were led by high double-digit gains in Beverages that were more than offset by high double-digit declines in Sweet and high single-digit declines in Dairy.
Fragrances Business Unit
The Fragrances business experienced a 5% increase in both reported and LC sales for the first nine months of 2013 versus 1% growth in LC sales during the first nine months of 2012. New wins in Fragrance Compounds were partially offset by single-digit declines in Fragrance Ingredients. Our Fragrance Compounds categories saw LC sales grow 8% over the prior year period compared to 4% declines in Fragrance Ingredients principally related to high-volume products. The declines in Fragrance Ingredients were partially offset by improved volumes within the specialty segment. Within Fragrance Compounds, sales were driven by double-digit growth in Fabric Care and Hair Care categories and high single-digit growth in Fine Fragrance.

Sales performance by Region and Category

		% Change in Sales-First Nine Months 2013 vs. First-Nine Months 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-2%	1%	-4%	-1%	-1%	-1%
EAME	Reported	8%	6%	-5%	4%	5%	4%
	Local Currency (1)	6%	4%	-6%	3%	5%	3%
LA	Reported	12%	12%	-7%	10%	2%	7%
	Local Currency (1)	16%	13%	-7%	13%	4%	10%
GA	Reported	9%	14%	0%	10%	4%	6%
	Local Currency (1)	9%	14%	5%	12%	6%	8%
Total	Reported	7%	8%	-4%	5%	3%	4%
	Local Currency (1)	7%	8%	-4%	5%	4%	5%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•
NOAM Flavors sales declined 1% as a result of high double-digit declines in Sweet (which was negatively impacted by the exit of low margin sales activities) and high single-digit declines in Dairy, which more than offset high double-digit growth in Beverages. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors sales experienced 6% growth. NOAM Fragrance sales declined 1% in the first nine months of 2013, principally due to high single-digit declines in Fabric Care and mid single-digit declines in Fine Fragrance and Fragrance Ingredients, principally related to high-volume products, which were only partially offset by high double-digit growth in Home Care and Hair Care categories.

•
EAME Flavors LC sales growth of 5% was led by double-digit growth in Beverages and mid single-digit growth in Savory. EAME Fragrance LC sales increased 3% overall, driven mainly by high single-digit growth in Fine Fragrance, Fabric Care and Hair Care and mid single-digit growth in Personal Wash categories, which more than offset the mid single-digit declines in Fragrance Ingredients, principally related to high-volume products.

•
LA Flavors LC sales were up 4% as new wins drove double-digit gains in the Beverages, and mid single-digit growth in Savory end-use categories. LA Flavors experienced 8% growth on a like-for-like basis. LA Fragrances LC sales growth of 13% was driven by high double-digit growth in Fine Fragrance and Fabric Care categories and double-digit growth in Personal Wash, reflecting strong new win performance that collectively more than offset high single-digit declines in Fragrance Ingredients.

•
GA Flavors had 6% LC sales growth from high single-digit growth in Savory followed by double-digit growth in Dairy and mid single-digit growth in Sweet, driven by new win performance. GA Fragrances had 12% LC growth from high double-digit growth in Fabric Care and double-digit growth in Hair Care categories, benefiting from strong win performance, as well as mid single-digit growth in Fragrance Ingredients, as a result of volume increases.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 210 bps to 56.4% in the first nine months of 2013 compared to 58.5% in the first nine months of 2012. The improvement versus last year was mainly driven by favorable sales mix and other margin recovery efforts, including manufacturing efficiencies combined with modestly lower raw material costs on a year-over-year basis. This was partially offset by our operational improvement initiative costs of $1.8 million related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region.
Research and Development (R&D) Expenses
Overall R&D expenses increased to 8.5% of sales in the first nine months of 2013 versus 8.0% in the first nine months of 2012, as a result of higher incentive compensation, payments associated with a multi-year collaboration agreement with Amyris and continued investments in technology and innovation.

Selling and Administrative (S&A) Expenses
S&A expenses, as a percentage of sales, increased 80 bps to 16.1% in the first nine months of 2013 versus 15.3% in the first nine months of 2012. The increase in S&A expenses principally reflects higher incentive compensation expense.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$254,055	$236,458
Fragrances	221,577	185,049
Global	(47,236)	(32,450)
Restructuring and other charges, net	(2,105)	(1,668)
Operational improvement initiative costs	(4,761)	—
Operating profit	$421,530	$387,389
Profit margin
Flavors	23.5%	22.5%
Fragrances	19.3%	17.0%
Consolidated	18.9%	18.1%
Flavors Segment Profit
Flavors segment profit totaled $254.1 million in the first nine months of 2013, or 23.5% as a percentage of sales, compared to $236.5 million, or 22.5% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was primarily driven by price realization and new wins that collectively more than offset the higher spending in overhead.
Fragrances Segment Profit
Fragrances segment profit totaled $221.6 million in the first nine months of 2013, or 19.3% as a percentage of sales, compared to $185.0 million, or 17.0% as a percentage of sales, in the comparable 2012 period. The improvement in segment profit and profit margin was due to favorable sales mix and ongoing cost discipline, along with other profit improvement efforts.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2013, Global expenses were $47.2 million compared to $32.5 million during the first nine months of 2012. The increase reflects higher incentive compensation expense, re-measurement costs associated with the deferred compensation plan assets and unfavorable impacts on our cash flow hedging program.
Restructuring and Other Charges, Net
Restructuring and other charges, net in 2013 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The Company recorded a total charge of $5.1 million during the first nine months of 2013, consisting of a $2.1 million pre-tax charge related to severance included in Restructuring and other charges, net and $3.0 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6-$9 million of the costs will result in future cash expenditures. Once fully implemented, the plant closure is expected to generate savings of approximately $6-$8 million per year. The 2012 amount consists of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Strategic Initiative started in the fourth quarter of 2011 and the European Rationalization Plan announced in the third quarter of 2009.

Interest Expense
Interest expense increased $4.3 million to $35.6 million in the first nine months of 2013 compared to the first nine months of 2012. The increase in interest expense principally reflects the additional borrowings from the Senior Notes - 2013 issuance that occurred during the second quarter of 2013. Average cost of debt was 4.7% for the 2013 nine month period compared to 4.8% in the 2012 nine month period.
Other (Income) Expense, Net
Other income, net increased by approximately $17.7 million to $16.4 million of income in the first nine months of 2013 versus $1.3 million of expense in the comparable 2012 period. The nine month period ended September 30, 2013 includes a $16.1 million gain related to the sale of a non-operating asset.
Income Taxes
The effective tax rate for the nine months ended September 30, 2013 was 27.4% compared with 47.6% for the nine months ended September 30, 2012. Excluding the tax charge of $6.2 million charge related to the 2002-2003 cases (as discussed in Note 6 of the Consolidated Financial Statements) the adjusted tax rate for 2013 is 25.6%. The 2012 period includes a $72.4 million charge based on the overall Spanish tax settlement (as discussed in Note 6 of the Consolidated Financial Statements). Excluding this charge, the adjusted effective tax rate for 2012 was 27.2%. The 2012 first nine-month period also includes a provision of $12.4 million related to the Spanish dividend withholding tax cases, which was partially offset by a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries, a lower cost of remittances and other reserve adjustments on uncertain tax positions. The year-over-year reduction also reflects the 2012 and 2013 benefits associated with U.S. tax legislation enacted in the first quarter of 2013 (R&D tax credit), lower provisions for uncertain tax positions and favorable mix of earnings.
Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $343.1 million at September 30, 2013 compared to $324.4 million at December 31, 2012, of which $181.6 million of the balance at September 30, 2013 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in the first nine months of 2013 were $257.3 million compared to $137.6 million in the first nine months of 2012. The increase in cash flow from operations in 2013 primarily reflects the absence of the payment pursuant to the Spanish tax settlement of $105.5 million which was included in the 2012 period. The net cash outflow associated with our core working capital decreased by $30.8 million compared to the first nine months of 2012. Operating cash flows versus the prior year period also reflects higher incentive compensation payments and $30 million of pension contributions in the U.S. when compared to 2012.
We made a payment of $23.3 million related to the 2002-2003 Spanish tax cases during the second quarter of 2013 and a payment of $4.0 million related to the 2003 Spanish tax case during the third quarter of 2013. The Company has funded, and will fund any remaining payments, by utilizing available cash from operations and/or available borrowings under the Company’s revolving credit facility as of the payment date.
Working capital (current assets less current liabilities) totaled $1,124.3 million at September 30, 2013, compared to $942.8 million at December 31, 2012. This increase in working capital reflects the effects of higher commercial activity on trade receivables combined with payments on trade payables and incentive compensation plans.

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property, plant and equipment were $86.4 million during the first nine months of 2013 compared to $84.2 million in the first nine months of 2012. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approach 5% of our sales in 2013.
Net investing activities during the first nine months of 2013 utilized $68.2 million compared to $77.8 million in the prior year period.
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first nine months of 2013 used $166.2 million compared to $52.5 million in the first nine months of 2012. The increase in cash used for financing activities principally reflects the repayment of long-term debt of $100 million made in July 2013.
At September 30, 2013, we had $933.6 million of debt outstanding compared to $1,031.2 million outstanding at December 31, 2012.
We paid dividends totaling $55.5 million in the 2013 period and $75.5 million in the 2012 period. We declared a cash dividend per share of $0.39 in the third quarter of 2013 that was paid on October 10, 2013 to all shareholders of record as of September 26, 2013.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $217.7 million available under the repurchase program, approximately 2.6 million shares, or 3.2% of shares outstanding (based on the market price and shares outstanding as of September 30, 2013) could be repurchased under the program as of September 30, 2013. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended September 30, 2013, we repurchased 160,100 shares on the open market at an aggregate cost of $13.1 million or an average of $82.06 per share. For the full year we expect total purchases to be approximately $50 million.
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
We expect to contribute $18 - $28 million to our non-U.S. pension plans during 2013. For the nine months ended September 30, 2013, we have contributed $12.8 million related to our non-U.S. pension plans and $30.0 million related to our U.S. pension plans.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first nine months of 2013 or 2012.

Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at September 30, 2013 our covenant compliance provided overall borrowing capacity of $1,619 million.
As of September 30, 2013 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $947.9 million at September 30, 2013.
At September 30, 2013, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2013 our Net Debt/adjusted EBITDA (1) ratio was 0.86 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended September 30,
(DOLLARS IN MILLIONS)	2013	2012
Net income	$360.0	$210.6
Interest expense	46.2	41.9
Income taxes	130.7	184.9
Depreciation and amortization	141.8	74.3
Specified items (1)	2.1	45.0
Non-cash items (2)	(3.4)	22.0
Adjusted EBITDA	$677.4	$578.7

(1)
Specified items for the 12 months ended September 30, 2013 of $2.1 million consist of restructuring charges. Specified items for the twelve months ended September 30, 2012 consist of $33.5 million related to the Mane patent litigation settlement and $11.5 million of restructuring charges.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	September 30,
(DOLLARS IN MILLIONS)	2013	2012
Total debt	$933.6	$903.7
Adjustments:
Deferred gain on interest rate swaps	(7.6)	(9.5)
Cash and cash equivalents	(343.1)	(97.2)
Net debt	$582.9	$797.0
As discussed in Note 12 to the Consolidated Financial Statements, at September 30, 2013, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 9.4 million ($12.7 million) in bank guarantees outstanding as of September 30, 2013 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) our ability to meet long-term strategic targets in 2013, (ii) our ability to capitalize on our strong emerging market presence to drive growth, (iii) the impact of our profit improvement initiatives, (iv) our competitive position in the market and financial performance in 2013, (v) future local currency growth rates and drivers of growth, (vi) the impact of our strategy to exit certain low margin sales activities in Flavors, (vii) our ability to increase gross margins in 2013, (viii) funding of investments in R&D, emerging markets and technologies, (ix) capital spending in 2013, (x) the level of contributions to non-U.S. pension plans, (xi) cash flows to fund future operations and to meet debt service requirements, (xii) costs and expenditures associated with the closing of our Augusta facility, and (xiii) the ultimate resolution of pending tax matters with the Spanish tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•	the Company’s ability to implement its Fragrance Ingredients Rationalization plan, including the achievement of anticipated cost savings;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

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

Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.
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

International Flavors & Fragrances Inc.
Like-for-Like Flavors Sales Reconciliation

	Nine Months Ended September 30, 2013
	Reported Sales Growth	Local Currency Sales Growth (1)	Exit of Low-Margin Sales Activities	Like-for-Like Sales Growth (2)
Total Company	4%	5%	1%	6%
Flavors
North America	-1%	-1%	7%	6%
EAME	5%	5%	0%	5%
Latin America	2%	4%	4%	8%
Greater Asia	4%	6%	0%	6%
Total	3%	4%	2%	6%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2013 period.

(2)	Like-for-like is a non-GAAP metric that excludes the impact of exiting low margin sales activities and foreign exchange.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
We are currently involved in administrative and legal proceedings with the Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries for the 2002-2003 fiscal years, in the aggregate amount of Euro 22.4 million ($28.6 million), including aggregate estimated interest. During 2007, we filed appeals against these income tax assessments and related capital tax and tax avoidance claims with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010, we filed appeals for judicial review with the Spanish National Appellate Court (“Appellate Court”). On February 7, 2013, the Appellate Court upheld the TEAC’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment. During the third quarter of 2013, we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) related to the 2003 tax assessment. As a result of this payment, the remaining aggregate assessment related to the 2002-2003 fiscal years was Euro 1.8 million ($2.4 million) as of September 30, 2013. On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. There was no income tax impact associated with this decision.
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
The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims is Euro 9.5 million ($12.9 million), including aggregate estimated interest through September 30, 2013. Our settlement with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. In connection with their ruling on our 2002 income tax assessment, the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims.

We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. In 2012, the Spanish Supreme Court ruled against us in three of the four pending cases and issued judgments in an aggregate of Euro 14.9 million ($19.7 million), including aggregate estimated interest. Based on these rulings, we paid Euro 9.8 million ($12.8 million) for these three cases during 2012. We expect to make payments of remaining amounts due of Euro 4.4 million ($6.0 million) by the end of 2013, which reflects revised estimated interest and currency rates through September 30, 2013. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.2 million ($4.3 million), including aggregate estimated interest through September 30, 2013, is currently pending.
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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims.  The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. The case is currently proceeding through general discovery with a trial on the merits anticipated in late 2014.  The Company denies the allegations and will vigorously defend its position in Court. At this preliminary stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
  We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the third quarter of 2013.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 - 31, 2013	—	$—	—	$230,825,518
August 1 - 31, 2013	68,067	82.63	68,067	225,201,199
September 1 - 30, 2013	92,033	81.49	92,033	217,701,775
Total	160,100	$82.06	160,100	$217,701,775

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 5, 2013	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	November 5, 2013	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

