Form 10-K
period 2013-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2014-02-25
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2013 was $6,143,667,089.
As of February 11, 2014, there were 81,271,399 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2014 Annual Meeting of Shareholders (the “IFF 2014 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
When used in this report, the terms “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc., and its subsidiaries.

ITEM 1.	BUSINESS.

We create, manufacture and supply flavors and fragrances for the food, beverage, personal care and household products industries either in the form of compounds or individual ingredients. Our flavors and fragrances compounds combine a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists. Utilizing our capabilities in consumer insight, research and product development (“R&D”) and creative expertise, we collaborate with our customers to drive consumer preference for our customers’ brands. This collaboration in turn helps bolster our customers’ market share and grow equity in their brand portfolio.

The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies and smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. In 2013, we achieved sales of approximately $3.0 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader ingredients and compounds market. Within the flavors and fragrances sub-segment of this broader market, the top four companies comprise approximately two-thirds of the total estimated sales. We believe that our diversified business platform consisting of expansive geographic coverage, a broad product portfolio and a global and regional customer base, positions us to achieve long-term growth as the flavors and fragrances markets expand.

With operations in 31 different countries worldwide and approximately 6,000 employees, we collaborate with our customers to serve consumers in more than 100 countries. We operate in two business segments, Flavors and Fragrances, with sales to customers in the four regions set forth below:

Region	% of 2013 Sales
Europe, Africa, Middle East	33%
Greater Asia	28%
North America	23%
Latin America	16%

We have a strong commitment to emerging markets. We believe that significant future growth for the flavors and fragrances industry, and for our business, will come from the emerging markets (all markets except North America, Japan, Australia, and Western, Southern and Northern Europe). Over the past five years our local currency growth rate in emerging markets has significantly outpaced that of developed markets. The emerging market local currency growth rate in 2013 was 10%. We have had operations in some of the largest emerging markets for multiple decades. As a result of these established operations, sales in emerging markets represented 49% of 2013 sales, up from 47% in 2012. As our customers in emerging markets grow their businesses, they will have the ability to leverage our long-standing presence and our extensive market knowledge to help drive their brands. In addition to the emerging markets, we also have strong growth in the mature markets of Western Europe, including France, Spain and Germany.

We believe we have a diversified product portfolio that provides us with stability in challenging economic environments. In 2013, our Flavors business represented 48% of our sales, while our Fragrances business represented 52% of sales. During 2013, our 25 largest customers accounted for 53% of our sales. Sales to our largest customer accounted for 12%, 11% and 11% of our sales in 2013, 2012 and 2011, respectively. Such sales were largely in our Fragrances business.

For financial information about our operating segments and the geographic areas in which we do business, please see Note 12 of our Consolidated Financial Statements included in this Form 10-K.

Strategic Priorities

We are focused on generating sustainable profitable growth in our business and positioning our portfolio for long-term growth. We believe that we can improve our long-term business performance and increase shareholder value by leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. The key elements of these strategic priorities are the following:

•
Leverage geographic reach: Our strong geographic reach allows us to capture the benefits of attractive population growth and wealth creation in emerging markets, representing a key component of our growth plan. In emerging markets, strong GDP growth and a significant expansion of the middle-class consumer are increasing the demand for better-flavored and fragranced consumer products. To support this trend, we have made significant investments in emerging markets. Since 2008, we have opened eight state-of-the-art creative centers in Shanghai, Sao Paulo, Moscow, Singapore, Mumbai, Delhi, Chengdu, and Beijing. We continue to invest in the fast growing region of Greater Asia. In 2013, we opened a new flavors manufacturing facility in Guangzhou, China, which followed the 2012 opening of our new facility in Singapore, both of which are part of a more than $100 million investment in Greater Asia. We also announced a $50 million investment to fund our expansion in Indonesia, bringing our total investment in Greater Asia to more than $150 million. We also continued toward the completion of our more than $50 million expansion in Turkey, expected to be completed in 2015. Additionally, our satellite labs in Beijing, Chengdu and Guangzhou provide service to local customers in these emerging markets. We expect that the emerging markets will represent more than half of our annual sales by 2015, as we estimate that growth potential in these markets is more than twice the expected growth in the developed markets.

•
Strengthen innovation platform: We continue to focus on creating innovative and distinctive products that drive consumer preference for our customers’ brands. We have been strengthening our platforms by leveraging our knowledge of consumer trends to direct ten key research platforms that address current and expected future needs of consumers. We in turn use our customer-centric knowledge and research platforms to drive technological development and create a cost-effective product portfolio. We anticipate that this focus on innovation will be instrumental in driving our customers' growth, thereby allowing our customers to win in the marketplace and drive their market share gains. To capture these opportunities in Flavors, we are focusing on key flavor modulation technologies to provide consumers with our healthier solutions without a change in taste quality. In Fragrances, we are focusing on ingredients, including our naturals portfolio, as well as our delivery systems. We are also collaborating with biotechnology firms in both the United States and Europe to advance our agenda to develop low cost, sustainable and natural ingredients. In January 2014, we acquired Aromor Flavors and Fragrances Ltd. ("Aromor"), a manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors, to provide us with cost-effective, quality ingredients to use in our formula creations.

•
Maximize portfolio: We believe in a disciplined, analytical approach toward value creation to maximize our portfolio and drive profitability. We have identified opportunities where we can accelerate our performance by further leveraging our advantaged portfolio and implementing solutions to fix less attractive areas. These solutions include appropriate pricing actions, greater efficiency in our supply chain, aligning resources behind our advantaged portfolio, and, in some cases, phasing out some low margin sales activities, such as in our Flavors business unit, which was completed in 2013.

Our Product Offerings
Flavors
Flavors are the key building blocks that impart taste in processed food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. While we are a global leader, our Flavors business is regional in nature, with different formulas that reflect local taste and ingredients. As a leading creator of flavor compounds, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Flavors compounds are ultimately used by our customers in four end-use categories: (1) Savory, (2) Beverages, (3) Sweet, pharmaceutical and oral care (“Sweet”), and (4) Dairy. We create our flavors in our regional creative and technical centers that allow us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. We also manufacture a limited amount of flavor ingredients for our use in developing flavor compounds.

•	Savory — We produce flavors which are used in soups, sauces, condiments, prepared meals, meat and poultry, and potato chips and other savory snacks.

•	Beverages — We create flavors for juice drinks, carbonated beverages, flavored waters and spirits and have creative expertise dedicated to beverage flavor systems.

•
Sweet — We create innovative flavor concepts and heat-stable flavors for bakery products, as well as candy, chewing gum and cereal, which each have distinctive sweet tastes. For pharmaceutical and oral care products, we produce flavors for products such as toothpaste and mouthwash.

•
Dairy — We offer a complete range of value-added compounded flavors for all dairy applications, including yogurt, ice cream, cheese, cream and butter flavor. We also offer a wide range of quality vanilla extracts and a variety of flavor solutions that build on our understanding of vanilla.

We develop thousands of different flavors for our customers, almost all of which are tailor-made. We continuously develop new formulas in order to meet changing consumer preferences and customer needs. Consumers, especially those in developed markets such as the United States and Western Europe, are increasingly seeking to focus on products which promote health and wellness. They want food and beverage products that are both good for them and taste good. Our objective is to capture a significant share of this shift in consumer demand by capitalizing on the ability of our naturals and proprietary ingredients and flavor modulation technology to provide consumers with healthier solutions without changing the taste experience of the food or beverage. For example, we use flavor modulation technology, in combination with our blend of natural sweeteners, to produce flavors that allow end-use products to have reduced sugar content without affecting taste.
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

◦
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

◦
Functional Fragrances — We have three subcategories of products in which our fragrances are included: (1) Fabric Care, including laundry detergents, fabric softeners and specialty laundry products; (2) Personal Wash, including bar soap and shower gel; and (3) Home Care, including household cleaners, dishwashing detergents and air fresheners.

•
Fragrance Ingredients — We manufacture innovative, high-quality and cost-effective fragrance, and to a much smaller extent flavor, ingredients, for internal use in our compound businesses and for external use in preparation of compounds by our customers and other third parties, including our competitors. With over 1,200 separate fragrance ingredients, we believe that we lead the industry with the breadth of our product portfolio. We manufacture our ingredients through our global network of production facilities and continue to work to optimize our manufacturing processes. We believe that this network gives us the flexibility to make products in different locations while maintaining the same high and consistent standards of product quality. We will continue to invest in this business, particularly in the specialty chemicals component, as evidenced by our recently completed acquisition of Aromor, while at the same time ensuring we maintain a cost-effective portfolio, particularly in the price sensitive commodities component.

Our perfumers have access to our large portfolio of innovative ingredients to support their creativity, which in turn provides our customers with a unique identity for their brands. We also create innovative delivery systems, including (i) our proprietary encapsulation technology, which consists of individual fragrance droplets coated with a protective polymetric shell to deliver superior fragrance performance throughout a product’s lifecycle and (ii) our exclusive polymer delivery system, PolyIFF, which is a “solid fragrance” technology that allows us to add scent to functional or molded plastic.

We believe that our in-house naturals facilities, led by Laboratoire Monique Rémy (LMR) in Grasse, France, is the industry standard for quality natural materials, offering decades of experience understanding natural products and perfecting the process of transforming naturals, such as narcissus, jasmine and blackcurrant bud, into pure absolutes that retain the unique fragrance of their origin.

We also collaborate with some of the world’s leading art and fashion schools to tap into the creative minds of the future leaders of fashion and design. We collaborate with writers, artists, film-makers and scientists to expose our perfumers to new and constantly evolving creative territories.
Core Competencies

We focus on five core competencies that we believe enable us to (i) successfully provide our customers with superior products, (ii) drive productivity and efficiency gains and (iii) improve our margins and our cash flow. In that regard, we strive to:

•
Develop a deep understanding of consumers’ preferences, values and branding. Through our Consumer Insights program, we have dedicated professionals working to understand consumer trends all around the globe. Our consumer and marketing teams interpret consumer trends, monitor product launches, analyze quantitative market data and conduct several hundred thousand consumer interviews annually. Our sensory experts explore flavor and fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling and tingling), the genetic basis for flavor and fragrance preference, and the effects of tastes and aromas on mood, performance, health and well-being. Utilizing our proprietary statistical programs, we use this information to enable us to understand the emotional connections between a prospective product and the consumer. The ability to pinpoint the likelihood of a product’s success translates into stronger brand equity for our customers’ products, helping to produce increased returns and greater market share gains for our customers and us.

•
Develop and utilize technology to create innovative solutions that drive brand success. We spend approximately 9% of our sales on the research, development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preference. As a result of this investment, we have been granted over 253 patents in the United States since 2000, including 17 in 2013, and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.

•
Cultivate our creative expertise in collaboration with our customers. We have a network of creative centers around the world where we create or adapt the basic flavors or fragrances that we have developed in the R&D process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer insight and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the scents and tastes that our customers are seeking in order to satisfy consumer demands in each of their markets.

•
Develop strong customer intimacy. We believe that understanding our customers’ brands and goals by supplying them with superior products accurately and on time, and our ability to be named a “core list supplier,” are key drivers of our future growth.

•
Drive efficiency in all that we do. We focus on integrating our consumer insight, technology and creative expertise in a manner that we believe drives the necessary productivity and efficiency to improve profitability on a long-term basis. We believe that discipline in driving efficiencies is a significant factor in our ability to simultaneously enhance margins and cash flows, while continuing to invest in our key growth initiatives.

Research and Product Development

We consider our R&D development infrastructure to be one of our key competencies and we focus and invest substantial resources in the research and development of new and innovative compounds, formulas and technologies and the application of these to our customers’ products. Using the knowledge gained from our Consumer Insights program, we strategically focus our resources around key R&D platforms that address consumer needs or preferences, or anticipate a future preference. By aligning our resources around these platforms, we ensure the proper support and focus for each program so that it can be further developed and eventually be accepted for commercial application.

We maintain five R&D centers around the world, where we employ scientists and application engineers to support (i) the discovery of new materials, (ii) the development of new technologies, such as our delivery systems, (iii) the creation of new compounds and (iv) the enhancement of existing ingredients and compounds. In our 22 creative centers around the world, including our newest facilities in Shanghai, Sao Paulo, Moscow, Singapore, Mumbai, Delhi, Chengdu, and Beijing, teams of flavorists and perfumers work with our customers’ product development groups to create the exact scent or taste they are seeking. In 2013, we employed about 1,200 people in research and product development activities. We spent $260 million, $234 million and $220 million, or approximately 9%, 8% and 8% of sales in 2013, 2012 and 2011, respectively, on R&D activities.

Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. To broaden our offering of natural, innovative and unique products, we seek collaborations with research institutions and other companies throughout the world. We have created a number of such collaborations, for example, our collaborations with Evolva and Amyris, that strengthen and broaden the pipeline of new and innovative molecules that we intend to launch in the coming years. To further strengthen and broaden our technology offerings and capabilities, we acquired Aromor in January 2014 to provide us with cost-effective complex specialty ingredients.

The development of new and customized flavor and fragrance compounds is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with the flavorists and perfumers to develop flavor and fragrance compounds with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, in 2011, we formed a scientific advisory board comprised of five leading scientists that provide external perspectives and independent feedback on our R&D initiatives.

Development of new flavors and fragrances is driven by a variety of sources including requests from our customers, who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. A collaborative process between our researchers, our product development team and our customers then follows to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.

In addition to creating new flavors and fragrances, our researchers and product development teams advise customers on ways to improve their existing products by adjusting or substituting current ingredients with more readily accessible or less expensive materials or by modifying the current ingredients to produce an enhanced yield. This often results in creating a better value proposition for our customers.

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

Procurement. The ingredients that we use in our compounds are both natural and synthetic. We purchase approximately 9,000 different raw materials from about 2,400 domestic and international suppliers. Approximately half of the materials we purchase are naturals or crop related items and the other half are synthetics and chemicals. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals that are responsible for the fragrance or flavor of the natural product. The natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients. We manufacture most of our synthetic ingredients for use in our fragrance compounds as well as for sale to others.

While we purchase a diverse portfolio of raw materials, about 80% of our spending is focused on approximately 800 materials, which allows us to leverage our buying power with suppliers. In order to ensure our supply of raw materials, achieve favorable pricing and provide timely transparency regarding inflationary trends to our customers, we continue to be focused on (i) implementing a forward-buy strategy, (ii) entering into supplier relationships to gain access to supplies that we do not have, (iii) implementing indexed pricing, (iv) reducing the complexity of our formulations and (v) evaluating whether it is more profitable to buy or make an ingredient. We are also concentrating on local country sourcing with our own procurement professionals.

Manufacturing and Distribution. We have 29 manufacturing sites around the world that support more than 35,000 products. Our major manufacturing facilities are located in the United States, the Netherlands, Spain, Great Britain, Argentina, Brazil, Mexico, Australia, China, India, Japan and Singapore. Our supply chain initiatives in developing markets are focused on increasing capacity and investments in key technologies, while within our more mature markets, we tend to focus on consolidation and cost optimization as well as implementing new technologies. In addition to our own manufacturing facilities, we develop relationships with third parties that permit us to expand the technologies, capabilities and capacity that we can access to serve our customers.

Based on the regional nature of the Flavors business and the concerns regarding the transportability of raw materials, we have established smaller manufacturing facilities in our local markets that are focused on local needs. Products within the Fragrances business are typically composed of compounds that are more stable and more transportable around the world. Consequently, we have fewer manufacturing facilities within our Fragrances business, which produce compounds and ingredients for global distribution.

In 2013, we continued to invest in our facilities in emerging markets by opening a new flavors facility in Guangzhou, China. This facility is one of our largest and most technically advanced Flavors facilities.
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

In addition, we are subject to various rules relating to health, work safety and the environment at the local and international levels in the various countries in which we operate. Our manufacturing facilities throughout the world are subject to environmental standards relating to air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. In recent years, there has been a significant increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly. We expect that the trend of increased regulation and disclosure will continue in the future.

Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate. These agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate the flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our fragrance compounds, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs and (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries.
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

We believe that our ability to compete successfully in the flavors and fragrances market is based on (1) our understanding of consumers, (2) innovation, arising from the creative skills of our perfumers and flavorists and the technological advances resulting from our research and development activities, (3) our ability to create products which are tailor-made for our customers’ needs, (4) developing strong customer intimacy and (5) driving efficiency in all that we do.

Large multinational customers and, increasingly, mid-sized customers, may limit the number of their suppliers, placing some on “core lists,” giving them priority for development and production of their new or modified products.

To compete more successfully in this environment, we must make continued investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, provide effective service and secure and maintain inclusion on certain “core lists.”
Employee Relations

At December 31, 2013, we had approximately 6,000 employees worldwide, of whom approximately 1,400 are employed in the United States. We believe that relations with our employees are good.
Availability of Reports

We make available free of charge on or through the Investor Relations link on our website, www.iff.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the United States at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information that we file electronically with the SEC.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Board of Directors are posted on the Investor Relations section of our website, www.iff.com.

Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).
Executive Officers of Registrant
The current executive officers of the Company, as of February 25, 2014, are listed below.

Douglas D. Tough	64	Chairman of the Board and Chief Executive Officer
Kevin C. Berryman	55	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	51	Group President, Fragrances
Hernan Vaisman	55	Group President, Flavors
Ahmet Baydar	61	Senior Vice President, Research and Development
Angelica T. Cantlon	62	Senior Vice President, Human Resources
Anne Chwat	54	Senior Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	45	Senior Vice President, Operations
Richard A. O’Leary	53	Vice President and Controller

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
We routinely encounter and address risks in conducting our business. Some of these risks may cause our future results to be different - sometimes materially different - than we presently anticipate. Below are certain important operational and strategic risks that could adversely affect our business. How we react to material future developments, as well as how our competitors react to those developments, could also affect our future results.
Volatility and increases in the price of raw materials, energy and transportation could harm our profits.

We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. Although raw material cost increases moderated in 2013, they remain at elevated levels. Historically, we have experienced the greatest amount of price volatility in natural products that represent approximately half of our raw material purchases. Availability and pricing of these natural products, such as citrus and vanilla, can be impacted by crop size and quality, weather, alternative land use, and other factors which we cannot control.
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

Similarly, commodities and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, and other world events. As we source many of our raw materials globally to help ensure quality control, if the cost of energy, shipping or transportation increases and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have a long-term impact on our results of operations.
To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials, our margins could be adversely affected.
Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues or financial position.
We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2013, 78% of our net sales were to customers outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by market, are described in many of the risk factors in this section and include the following:

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

We have made investments in and are expanding our business into emerging markets and regions, which exposes us to certain risks.
As part of our growth strategy, we have increased our presence in emerging markets, including Greater Asia, by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to focus on expanding our business in these markets. In addition to the currency and international operation risks described above, our operations in these markets may be subject to a variety of other risks. These risks include economies that include consumers with limited or fluctuating disposable income and discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization or other government actions affecting the flow of goods and currency. In conducting our business, we move products from one country to another and may provide services in one country from a subsidiary located in another country. Accordingly, we are vulnerable to abrupt changes in customs and tax regimes that may have significant negative impacts on our financial condition and operating results.
The increase in demand for consumer products using flavors and fragrances has been driven by factors outside of our control, and if these factors do not persist our future growth could be adversely affected.
Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits and economic growth, especially in emerging markets. Approximately 49% of our sales during 2013 were generated in emerging markets and we expect emerging markets to continue to significantly contribute to our future growth. Increasing consumer demand for products using flavors and fragrances is dependent on factors such as increases in personal income, dual-earner households, teenage population, leisure time, health concerns and urbanization and by the continued growth in world’s population, all of which are outside of our control. Changes in any number of external economic factors, or changes in social or consumer preferences, could materially adversely impact our results of operations. Accordingly, our future growth will depend upon the continued economic growth and development of consumer spending on products for which we supply flavors and fragrances in these global markets.
The current volatility in the global economy may adversely affect consumer spending and may negatively impact our business and operating results.
Our flavors and fragrances are components of a wide assortment of global consumer products throughout the world. Since mid-2008, the global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. These conditions led to economic contractions in the developed economies and reduced growth rates in the emerging markets. While some segments of the global economy appear to be recovering, the ongoing fiscal debt crisis in Europe and the austerity plans being adopted in many countries have, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase energy prices and inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances, increased pressure to reduce the price of our flavors and fragrances or order cancellations. To the extent that the volatility in global economic conditions continues, our sales, profitability and overall operating results could be adversely affected.
We may not successfully develop and introduce new products that appeal to our customers or our customers may not accurately anticipate and respond to global consumer market trends.
Our growth and performance largely depends on our ability to successfully develop and introduce new products and product improvements that appeal to our customers, and ultimately to global consumers. We must continually anticipate and react to, in a timely and cost-efficient manner, changes in consumer preferences and demands. We cannot be certain that we will successfully achieve our innovation goals, such as the development of new molecules, delivery methods and other technologies. We currently spend approximately 9% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to successfully develop products that meet our customers’ specifications, can be delivered at an acceptable price and are accepted by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we “win” a project, our ability to generate revenues as a result of these investments is subject to numerous economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, poor performance of our third-party vendors, insufficient resources allocated by our customers to promoting the new product, anticipated sales by our customers not being realized or changes in market preferences or demands, or disruptive innovations by our competitors.

If we are unable to maintain the integrity of our raw materials, supply chain and finished goods, it may result in regulatory non-compliance, litigation costs, and harm to our reputation, all of which may adversely impact sales and our results of operations.
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
Gaps in our operational processes could adversely affect the quality of our finished products and result in a regulatory non-compliance event. If a product non-compliance event were to go undetected, it could subject us to customer claims, recalls, penalties, litigation costs and settlements, remediation costs or loss of sales. As our flavors and fragrances are used as ingredients in many products meant for human consumption, these consequences would be exacerbated if our customer did not identify the defect and there was a resulting impact at the consumer level. Such a result could lead to potentially large scale adverse publicity, recalls and potential consumer litigation. Furthermore, adverse publicity about our products, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales, as well as require us to utilize significant resources to rebuild our reputation.
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
Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
We evaluate our inventory balances of materials based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in our product/sales mix. Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product/sales mix to meet our customers’ demands, without allowing those levels to increase to such an extent that the costs associated with storing and holding other inventory adversely impact our financial results. If our buying decisions do not accurately predict customer trends or our expectations about customer needs are inaccurate, we may have to take unanticipated markdowns or impairment charges to dispose of the excess or obsolete inventory, which also can adversely impact our financial results. Additionally, we believe excess inventory levels of raw materials with a short shelf life in our manufacturing facilities subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results from operations and cash flows from operations may be negatively affected.
We selectively participate in programs offered by certain of our global customers, whereby we accelerate the receipt of cash by selling the selected accounts receivable positions with these customers, on a non-recourse basis, at a discount to designated third party banks. Should we choose not to participate, or if these programs were no longer available, it could reduce our cash flow from operations in the period in which the arrangement ends.

Our recent rationalization of our manufacturing facilities may not be as effective as we anticipate, and we may fail to realize the expected cost savings and increased efficiencies.
As part of our strategy, we seek to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth. To operate more efficiently and control costs, from time to time we execute rationalization activities, which include manufacturing facility consolidations. For example, during 2013, we announced the closure of three different facilities and the relocation and consolidation of those operations into other facilities. These activities may pose significant risks, which could include:

•	the risk that we may be unable to integrate successfully the relocated manufacturing operations;

•	the risk that we may be unable to coordinate management and integrate and retain employees of the relocated manufacturing operations;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	potential strains on our personnel, systems and resources and diversion of attention from other priorities; and

•	unforeseen or contingent liabilities of the relocated manufacturing operations.

Furthermore, our rationalization and consolidation actions may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these actions. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including our ability to effectively reduce overhead, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities, and shift production to more efficient facilities. Our restructuring plans may require cash and non-cash integration and implementation costs or charges in excess of budgeted amounts, which could offset any such savings and other synergies and therefore could have an adverse effect on our margins.

We may not achieve expected efficiencies related to the proximity of our customers’ production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.

As part of our strategy, we have consolidated certain manufacturing facilities to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth. Many of our facilities are located in close proximity to our customers in order to minimize both our customers’ and our own costs. However, we may not have sufficient demand to utilize all of our production capacity and may be required to ship excess products to other regions in which we operate, which will increase our costs and decrease our margins. In addition, our expected growth may not be realized which would result in excess capacity and reduced margins.
Our foreign operations are subject to the U.S. Foreign Corrupt Practices Act and similar non-U.S. anti-bribery regulations. Non-compliance with such regulations could have a material adverse impact on our business, financial condition or results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits, along with various other anti-corruption laws. In addition, we have manufacturing operations in some jurisdictions which pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. As needed, we conduct internal investigations, control testing and compliance reviews to help ensure that we are in compliance with applicable anti-corruption and similar laws and regulations. We could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that our operations or activities are not in compliance with the FCPA or similar international laws and regulations could expose us to significant fines, penalties or other sanctions that may harm our business and reputation.
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
We are subject to taxes in the United States and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws or their interpretation. In addition, the current administration and Congress have announced proposals for new U.S. tax legislation that, if adopted, could affect our tax rate. Any of these changes could have a material adverse effect on our profitability.
We are also subject to the continual examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in those countries in which we operate.
We have and will continue to implement transfer pricing policies among our various operations located in different countries. These transfer pricing policies are a significant component of the management of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. There can be no assurance that a governmental authority will not challenge these policies more aggressively in the future or, if challenged, that we will prevail. We could suffer significant costs related to one or more challenges to our transfer pricing.
We may be subject to assessments or audits in the future in any of the countries in which we operate. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals, and while we do not believe the results that follow would have a material adverse effect on our financial condition, such results could have a material effect on our income tax provision, net income or cash flows in the period or periods in which that determination is made.
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
Information technology system failures or disruptions or breaches of our network security may adversely affect our business, interrupt our operations, subject us to increased operating costs and expose us to litigation.
We have information technology systems that support our business processes, including product formulas, product development, sales, order processing, production, distribution, finance and intra-company communications throughout the world. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, natural disasters, break-ins and similar events. Effective response to such disruptions will require effort and diligence on the part of our third-party vendors and employees to avoid any adverse impact to our information technology systems. In addition, our systems and proprietary data stored electronically may be vulnerable to computer viruses, cybercrime, computer hacking and similar disruptions from unauthorized tampering. If such unauthorized use of our systems were to occur, data related to our product formulas, product development and other proprietary information could be compromised. The occurrence of any of these events could adversely affect our business, interrupt our operations, subject us to increased operating costs and expose us to litigation.
The potential government regulation of certain of our product development initiatives is uncertain, and we may be subject to adverse consequences if we fail to comply with applicable regulations.
As part of our ingredients research program, we seek to collaborate with research institutions and companies throughout the world, including biotechnology companies. However, it is unclear whether any of our product developments will be classified as genetically modified food products subject to regulation as a biotechnology product. The manufacture of biotechnology products is subject to applicable Current Good Manufacturing Practice (cGMP) regulations as prescribed by the Food and Drug Administration and the applicable standards prescribed by European Commission and the competent authorities of European Union Member States and to other rules and regulations prescribed by foreign regulatory authorities. Compliance with these regulations can be expensive and time consuming. Such regulation could also subject us to requirements for labeling and traceability, which may cause our customers to avoid our affected products and seek our competitors’ products. This may result in our inability to realize any benefit from our investment and have an adverse effect on our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal properties are as follows:

Location	Operation
United States
Augusta, GA	Production of fragrance ingredients.
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.

France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.

Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.

Spain
Benicarló	Production of fragrance ingredients.

Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.

Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.

Location	Operation
India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Australia
Dandenong	Production of flavor compounds and flavor ingredients.

China
Guangzhou(3)	Production of flavor compounds.
Guangzhou(3)	Production of fragrance compounds.
Shanghai(4)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(3)	Production of fragrance ingredients.

Indonesia
Jakarta	Production of flavor compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong(4)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

Turkey
Gebze	Production of flavor compounds.

Israel
Kibbutz Givat-Oz(3)	Flavor and fragrance ingredients manufacturing and laboratories.
_______________________

(1)	Leased.

(2)	We have a 93.4% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building and machinery and equipment are owned.

(4)	Building is leased and machinery and equipment are owned.

(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
We are currently involved in administrative and legal proceedings with the Spanish tax authorities that challenge tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As a result of tax audits, the Spanish tax authorities imposed income tax assessments on our Spanish subsidiaries for the 2002-2003 fiscal years, in the aggregate amount of Euro 22.4 million ($28.6 million), including aggregate estimated interest. During 2007, we filed appeals against these income tax assessments and related capital tax and tax avoidance claims with the Central Economic-Administrative Tribunal (“TEAC”) in Spain. In early 2010, the TEAC affirmed these tax assessments and related claims and, during 2010, we filed appeals for judicial review with the Spanish National Appellate Court (“Appellate Court”). On February 7, 2013, the Appellate Court upheld the TEAC’s ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment and during the third quarter of 2013, we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) related to the 2003 tax assessment. As a result of this payment, the remaining aggregate assessment related to the 2002 fiscal year was Euro 1.8 million ($2.5 million) as of December 31, 2013.

On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. However, this case did not have a related tax exposure associated with it.
On August 1, 2012, we reached an overall settlement with the Spanish tax authorities regarding income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years which deductions were similar to those challenged in connection with the 2002-2003 audits. During the fourth quarter of 2012, the Company and the Spanish tax authorities also entered into a multi-year agreement that established the tax basis for our activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The settlement agreement did not address the assessments for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process. The settlement agreement also did not address the 2011 fiscal year as the Spanish subsidiaries’ 2011 income tax return was filed in July 2012 and had not yet been audited. During the fourth quarter of 2013, we reached a settlement with the Spanish tax authorities related to the 2011 fiscal year, on a basis consistent with the overall settlement reached for the 2004-2010 fiscal years as discussed above. Accordingly, during the fourth quarter, we paid Euro 3.9 million ($5.2 million based on the exchange rate at the payment date) and have no remaining assessment related to the 2011 fiscal year.
The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims is Euro 9.6 million ($13.2 million), including aggregate estimated interest through December 31, 2013. Our previous settlement in 2012 with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. In connection with their ruling on our 2002 income tax assessment, the Appellate Court rejected one of the two bases upon which we based our capital tax position. During the fourth quarter, the Company was notified that the Spanish High Court of Justice ruled against us in regards to the 2002 capital tax case. As a result, the Company recorded a charge of Euro 9.6 million ($13.0 million or $9.1 million, after tax), included in selling and administrative expenses for the year ended December 31, 2013. On January 22, 2014, we filed an appeal. In order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014. Such amount will be refundable if we prevail in our appeal.
We have also been a party to four dividend withholding tax controversies in Spain, in which the Spanish tax authorities allege that our Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. In 2012, the Spanish Supreme Court ruled against us in three of the four pending cases and issued judgments in an aggregate of Euro 14.9 million ($19.7 million), including aggregate estimated interest. Based on these rulings, we paid Euro 9.8 million ($12.8 million) for these three cases during 2012. We expect to make payments of remaining amounts due of Euro 4.5 million ($6.1 million) in the first quarter of 2014, which reflects revised estimated interest and currency rates through December 31, 2013. The remaining dividend withholding tax case, relating to an amount in controversy of Euro 3.2 million ($4.4 million), including aggregate estimated interest through December 31, 2013, is currently pending.
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

Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. The case is currently proceeding through general discovery with a trial on the merits anticipated in early 2015. The Company denies the allegations and will vigorously defend its position in Court. At this preliminary stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2013		2012
Quarter	High	Low	High	Low
First	$77.40	$65.74	$58.89	$52.05
Second	82.80	73.02	60.91	53.73
Third	84.99	75.86	63.23	53.03
Fourth	90.30	79.59	67.79	59.78
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 11, 2014
Common stock, par value 12 1/2¢ per share	2,256
Dividends.
Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2013	2012
First	$0.34	$0.31
Second	0.34	0.31
Third	0.39	0.34
Fourth	0.39	0.34
Our current intention is to pay dividends approximating 30%-35% of yearly earnings; however, the payment of dividends is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

Performance Graph.
Total Return To Shareholders(1)
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	2009	2010	2011	2012	2013
International Flavors & Fragrances	42.43	38.06	(3.81)	29.72	31.59
S&P 500 Index	26.46	15.06	2.11	16.00	32.39
Peer Group	18.05	15.44	9.69	8.26	19.83

	INDEXED RETURNS Years Ending
Company Name / Index	Base Period 2008	2009	2010	2011	2012	2013
International Flavors & Fragrances	$100	$142.41	$196.62	$189.14	$245.35	$322.85
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
Peer Group	100	118.21	136.61	149.85	162.14	194.30

Peer Group Companies(2)
Alberto Culver Company	Hillshire Brands Co.	Unilever NV
Avon Products	Hormel Foods Corp.	YUM Brands, Inc.
Campbell Soup Co.	Kellogg Co.
Church & Dwight Co. Inc.	Estee Lauder Companies, Inc.
Clorox Company	McCormick & Company, Inc.
Coca-Cola Company	McDonald’s Corp.
Colgate-Palmolive Co.	Nestle SA
ConAgra Foods, Inc.	Pepsico Inc.
General Mills Inc.	Procter & Gamble Co.
H.J. Heinz Co.	Revlon Inc.
Hershey Company	Sensient Technologies Corp.

_______________________

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2008, and that all dividends were reinvested.

(2)
Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Alberto Culver Company ceased trading on May 9, 2011 and has only been included through that date. In July 2012, Sara Lee Corp. spun off certain of its businesses and changed its name to Hillshire Brands Co. H.J. Heinz Co was acquired by Hawk Acquisition Holding Corp on June 7, 2013 and has only been included through that date.

Issuer Purchases of Equity Securities.
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the fourth quarter of 2013.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 - 31, 2013	105,167	$82.01	105,167	$209,077,445
November 1 - 30, 2013	62,312	86.25	62,312	203,703,107
December 1 - 31, 2013	64,620	86.14	64,620	198,136,699
Total	232,099	$84.80	232,099	$198,136,699

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income Per Share(c)(d)
	Net Sales		Gross Profit(a)		Net Income(b)		Basic		Diluted
Quarter	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
First	$727,836	$710,616	$311,360	$285,399	$90,697	$81,056	$1.11	$1.00	$1.10	$0.99
Second	757,635	721,317	333,986	301,543	102,322	88,596	1.25	1.09	1.24	1.08
Third	742,256	708,955	325,404	301,524	99,046	16,363	1.21	0.20	1.20	0.20
Fourth	725,169	680,558	313,455	287,068	61,479	68,119	0.75	0.83	0.75	0.83
	$2,952,896	$2,821,446	$1,284,205	$1,175,534	$353,544	$254,134	$4.32	$3.11	$4.29	$3.09
 _______________________

(a)
Q1-2013 includes $1.2 million of operational improvement initiative costs associated with the plant closings in Europe and partial closing in Asia. Q2-2013 includes $0.8 million of restructuring-related costs associated with the Fragrance Ingredients Rationalization and $0.2 million of operational improvement initiative costs associated with the plant closings in Europe and Asia, as discussed above. Q3-2013 includes $2.2 million of restructuring-related costs associated with the Fragrance Ingredients Rationalization and $0.4 million of operational improvement initiative costs associated with the plant closings in Europe and Asia. Q4-2013 includes $2.3 million of restructuring-related costs associated with the Fragrance Ingredients Rationalization and $1.8 million of operational improvement initiative costs associated with the plant closings in Europe and several locations in Asia.

(b)
Q1-2013 includes a $6.2 million Spanish tax charge related to the 2002-2003 ruling and $0.9 million of operational improvement initiative costs, net of tax, associated with the plant closings in Europe and Asia. Q2-2013 includes $1.9 million of restructuring-related costs, net of tax, associated with the Fragrance Ingredients Rationalization, $0.1 million of operational improvement initiative costs, net of tax, associated with the plant closings in Europe and Asia, and a $10.5 million net gain related to the sale of a non-operating asset. Q3-2013 includes $1.4 million of restructuring-related costs, net of tax, associated with the Fragrance Ingredients Rationalization and $0.3 million of operational improvement initiative costs, net of tax, associated with the plant closings in Europe and Asia as discussed above. Q4-2013 includes $1.5 million, net of tax, associated with the Fragrance Ingredients Rationalization, $1.4 million of operational improvement initiative costs, net of tax, associated with the plant closings in Europe and several locations in Asia, a $9.1 million charge related to the Spanish capital tax case, net of tax, and a $1.9 million loss related to the sale of a non-operating asset.

Q1-2012 includes $1.0 million of restructuring-related costs, net of tax, associated with the Strategic Initiative, which mostly consisted of a realignment of our Fragrances business unit in addition to a reduction of workforce across Fragrances, Flavors and corporate functions and a $10.6 million tax benefit from the corporate restructuring of certain foreign subsidiaries. In addition, Q1 and Q2 of 2012 include $9.4 million and $2.9 million, respectively, of a current income tax provision related to the Spanish dividend withholding cases. Q3-2012 includes tax charges of $72.4 million related to the overall Spanish tax settlement.

(b)
Q1-2013 includes tax charges of $0.08 per diluted share related to the 2002-2003 ruling and $0.01 per diluted share related to operational improvement initiative costs. Q2-2013 includes a gain of $0.13 per diluted share related to the sale of a non-operating asset and restructuring charges of $0.02 per diluted share. Q3-2013 includes restructuring charges of $0.02 per diluted share. Q4-2013 includes charges of $0.11 per diluted share related to the Spanish capital tax case, restructuring charges of $0.02 per diluted share, operational improvement initiative costs of $0.02 per diluted share and a loss of $0.02 per diluted share related to the sale of a non-operating asset.

Q1-2012 includes restructuring charges of $0.01 per diluted share associated with the Strategic Initiative. Q3-2012 includes tax charges of $0.88 per diluted share related to the overall Spanish tax settlement.

(c)	The sum of the 2012 Net Income per basic and diluted share by quarter does not equal the earnings per respective share for the full year due to rounding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2013	2012	2011	2010	2009
Consolidated Statement of Income Data
Net sales	$2,952,896	$2,821,446	$2,788,018	$2,622,862	$2,326,158
Cost of goods sold(a)	1,668,691	1,645,912	1,683,362	1,530,260	1,391,913
Research and development expenses	259,838	233,713	219,781	218,772	184,771
Selling and administrative expenses(b)	505,877	453,535	443,974	447,392	390,885
Restructuring and other charges, net(c)	2,151	1,668	13,172	10,077	18,301
Interest expense	46,767	41,753	44,639	48,709	61,818
Other (income) expense, net(d)	(15,638)	1,450	9,544	8,059	1,921
	2,467,686	2,378,031	2,414,472	2,263,269	2,049,609
Income before taxes	485,210	443,415	373,546	359,593	276,549
Taxes on income(e)	131,666	189,281	106,680	96,036	81,023
Net income	$353,544	$254,134	$266,866	$263,557	$195,526
Percentage of net sales	12.0	9.0	9.6	10.0	8.4
Percentage of average shareholders’ equity	26.0	21.5	25.3	29.7	28.9
Net income per share — basic	$4.32	$3.11	$3.30	$3.29	$2.48
Net income per share — diluted	$4.29	$3.09	$3.26	$3.26	$2.46
Average number of diluted shares (thousands)	81,930	81,833	81,467	80,440	79,094
Consolidated Balance Sheet Data
Cash and cash equivalents	$405,505	$324,422	$88,279	$131,332	$80,135
Receivables, net	524,493	499,443	472,346	451,804	444,265
Inventories	533,806	540,658	544,439	531,675	444,977
Property, plant and equipment, net	687,215	654,641	608,065	538,118	501,293
Goodwill and intangible assets, net	696,197	702,270	708,345	714,416	720,530
Total assets	3,331,731	3,246,192	2,965,581	2,872,455	2,644,774
Bank borrowings, overdrafts and current portion of long-term debt	149	150,071	116,688	133,899	76,780
Long-term debt	932,665	881,104	778,248	787,668	934,749
Total Shareholders’ equity(f)	1,467,051	1,252,555	1,107,407	1,003,155	771,910
Other Data
Current ratio(g)	2.9	2.5	2.3	2.0	2.3
Additions to property, plant and equipment	$134,157	$126,140	$127,457	$106,301	$66,819
Depreciation and amortization expense	83,227	76,667	75,327	79,242	78,525
Cash dividends declared per share	$1.46	$1.30	$1.16	$1.04	$1.00
Number of shareholders of record at year-end	2,255	2,430	2,587	2,758	3,004
Number of employees at year-end	6,000	5,715	5,644	5,514	5,377
_______________________

(a)	The 2013 amount includes $6,691 ($4,493 after tax) of accelerated depreciation associated with the Fragrance Ingredients rationalization and several locations in Asia.

(b)
Includes $13,011 ($9,108 after tax) in 2013 of expense associated with the Spanish capital tax case and $33,495 ($29,846 after tax) in 2011 of costs associated with the Mane patent litigation settlement.

(c)
Restructuring and other charges ($1,398 after tax) in 2013, ($1,047 after tax) in 2012, ($9,444 after tax) in 2011, ($8,928 after tax) in 2010 and ($14,763 after tax) in 2009 were the result of various restructuring and reorganization programs of the Company.

(d)	The 2013 amount includes $14,155 ($8,522 after tax) of net gains related to the sale of non-operating assets.

(e)	The 2012 amount includes after tax charges of $72,362 related to the overall Spanish tax settlement.

(f)	Includes noncontrolling interest for all periods presented.

(g)	Current ratio is equal to current assets divided by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Our 25 largest customers accounted for 53% of total sales in 2013; this percentage has remained fairly constant for several years. A key factor for commercial success is inclusion on the strategic customers’ core supplier lists, opening opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Fragrances and our global customers within Flavors.
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
Sales in 2013 grew 5% both on a reported basis and in local currency (LC) terms (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities) as a result of our broad and diverse portfolio of end-use product categories and geographies and despite the market and macro-economic challenges we faced. Flavors achieved LC growth of 4% for 2013, or 6% on a like-for-like basis. Fragrances achieved LC growth of 6% for 2013, resulting from Fragrance Compounds LC sales growth more than offsetting the LC sales decline in Fragrance Ingredients of 4%. The decline in Fragrance Ingredients was a result of the internal transition of volume to Fragrance Compounds. Overall, our 2013 results continued to be driven by our strong emerging market presence that represented 49% of total sales and experienced 10% LC growth in 2013. From a geographic perspective, EAME, LA and GA all delivered LC growth in 2013; led by LA with 10% LC sales growth.

2013 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLIONS)	2013	Percent of sales	2012	Percent of sales	2011	Percent of sales
Europe, Africa and Middle East (EAME)	$972	33%	$913	32%	$957	34%
Greater Asia (GA)	823	28%	772	27%	745	27%
North America (NOAM)	681	23%	694	25%	678	24%
Latin America (LA)	477	16%	442	16%	408	15%
Total net sales, as reported	$2,953		$2,821		$2,788

	Year Ended December 31,
Sales by End-Use Product Category	2013	2012	2011
Flavor Compounds	48%	49%	48%
Functional Fragrances	24%	23%	23%
Fine Fragrance and Beauty Care	19%	19%	18%
Fragrance Ingredients	9%	9%	11%
Total Net Sales	100%	100%	100%
FINANCIAL PERFORMANCE OVERVIEW
Reported sales for 2013 increased 5% year-over-year as both Flavors and Fragrances benefited from new wins (net of losses) and price increases that offset volume declines in Fragrance Ingredients principally related to the transition of volume to Fragrance Compounds, and volume declines on existing business in both Flavors and Fragrance Compounds. Exchange rate variations were flat in year-over-year sales. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. LC sales growth of 5% (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors) in 2013 was consistent with our long-term strategic target of 4%-6% LC growth. We saw good LC sales growth during each quarter of 2013, despite the impact of the exit of low margin sales activities in Flavors that effectively ended in the first half of 2013. For 2014, we expect to see growth consistent with our long-term targets; LC growth will also benefit by an additional 1% due to the inclusion of Aromor in our results.
On a long-term basis we expect that sales growth for the industry will generally be in line with the underlying assumptions that support our long-term strategic goals, albeit with some risk in the near term given the continuing global economic uncertainty. We believe changing social habits resulting from increased disposable income, improved focus on personal health and wellness awareness should help drive growth of our consumer product customers’ business.

Gross margins increased 180 basis points (bps) year-over-year as a result of modest declines in raw material costs, mix enhancements (including the impact of the exit of low margin sales activities in Flavors), internal improvements and ongoing cost reduction efforts. While we saw modest declines in year-over-year raw material costs during 2013, the absolute raw material price levels remain near historical highs. We believe that input costs will be relatively benign in 2014, with increases expected in certain elements of the portfolio. We intend to continue to pursue options to enable us to recover the double-digit cost increases that we experienced during 2011-2012 and to improve our margins through operational performance and mix enhancement. While we continue to target year-over-year expansion in our gross margins, we expect that the rate of improvement during 2014 will be substantially less given the strong improvement realized during 2013. Included in 2013 is $6.7 million of non-cash charges related to accelerated depreciation included in Cost of goods sold, of which $5.3 million is associated with the Fragrance Ingredients Rationalization (as discussed in Note 2 of the Consolidated Financial Statements) and $1.4 million is associated with several locations in Asia. Also included is a $2.3 million pre-tax charge associated with our operational improvement initiatives, primarily related to the closing of a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region. During the fourth quarter of 2013, we completed the testing and start-up process at our Flavors compounding facility in China and began commercial production, which has resulted in higher depreciation expense and other operating costs associated with the commercial start-up.
Operating profit increased $29.7 million to $516.3 million (17.5% of sales) in 2013 compared to $486.6 million (17.2% of sales) in 2012. Included in 2013 were operational improvement initiative costs of $3.7 million primarily related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region and accelerated depreciation associated with several locations in Asia, as well as restructuring costs of $7.4 million related to the Fragrance Ingredients Rationalization. Both of these are expected to contribute to year-over-year profit improvement during 2014. In addition, 2013 included a $13.0 million charge related to the Spanish capital tax case. Excluding these charges, adjusted operating profit was $540.4 million (18.3% of sales) as of December 31, 2013. Included in 2012 were restructuring charges of $1.7 million, excluding these charges, adjusted operating profit was $488.3 million (17.3% of sales) as of December 31, 2012. The year-over-year improvement reflects volume growth combined with gross margin expansion (including the benefits of mix improvements, manufacturing efficiency and slightly favorable raw material costs) that collectively more than offset the effects of higher R&D, selling and administrative costs (including higher incentive compensation expense).
We continued to execute against the strategic priorities identified during our in depth 2010 strategic assessment. In particular, ensuring that we have adequate resources and capabilities in place to support planned growth in emerging markets through investments and installing key technologies globally was the primary driver related to the $134 million (4.5% of sales) of capital spending during 2013. In 2014, we again expect capital spending to be 4-5% of sales, net of potential grants and other reimbursements from government authorities that we expect to receive, as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations were $407.6 million or 13.8% of sales in 2013 as compared to cash flows from operations of $323.8 million (including an outflow of cash of $105.5 million associated with the Spanish tax settlement) or 11.5% of sales during 2012. Excluding an incremental pension contribution of $15.0 million year-over-year and the total Spanish tax payments of $32.5 million (related to the 2003 and 2011 fiscal years) made during 2013, adjusted cash flows from operations was $455.1 million in 2013. Excluding the Spanish tax settlement from 2012, our adjusted cash flow from operations was $429.3 million in 2012, representing an increase of $25.8 million in 2013 from 2012.

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$2,952,896	$2,821,446	$2,788,018	4.7%	1.2%
Cost of goods sold	1,668,691	1,645,912	1,683,362	1.4%	(2.2)%
Gross profit	1,284,205	1,175,534	1,104,656
Research and development (R&D) expenses	259,838	233,713	219,781	11.2%	6.3%
Selling and administrative (S&A) expenses	505,877	453,535	443,974	11.5%	2.2%
Restructuring and other charges, net	2,151	1,668	13,172	29.0%	(87.3)%
Operating profit	516,339	486,618	427,729
Interest expense	46,767	41,753	44,639	12.0%	-6.5%
Other (income) expense, net	(15,638)	1,450	9,544	-1,178.5%	(84.8)%
Income before taxes	485,210	443,415	373,546
Taxes on income	131,666	189,281	106,680	(30.4)%	77.4%
Net income	$353,544	$254,134	$266,866
Net income per share — diluted	$4.29	$3.09	$3.26	38.8%	-5.2%
Gross margin	43.5%	41.7%	39.6%	180.0	210.0
R&D as a percentage of sales	8.8%	8.3%	7.9%	50.0	40.0
S&A as a percentage of sales	17.1%	16.1%	15.9%	100.0	20.0
Operating margin	17.5%	17.2%	15.3%	30.0	190.0
Adjusted operating margin (1)	18.3%	17.3%	15.3%	100.0	200.0
Effective tax rate	27.1%	42.7%	28.6%	(1,560.0)	1,410.0
Segment net sales
Flavors	$1,422,739	$1,378,377	$1,347,340	3.2%	2.3%
Fragrances	1,530,157	1,443,069	1,440,678	6.0%	0.2%
Consolidated	$2,952,896	$2,821,446	$2,788,018

(1)
Adjusted operating margin for the twelve months ended December 31, 2013 excludes the operational improvement initiative costs of $2.3 million, Restructuring and other charges, net of $2.2 million, $6.7 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia, and the Spanish capital tax charge of $13.0 million. Adjusted operating margin for the twelve months ended December 31, 2012 excludes Restructuring and other charges, net of $1.7 million.

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute 70% of the total. R&D expenses relate to the development of new and improved molecules and technologies, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses principally associated with staff groups that support our overall operating activities.
2013 IN COMPARISON TO 2012
Sales
Sales for 2013 totaled $3.0 billion, an increase of 5% from the prior year. Excluding currency impacts, LC sales grew by 5% (or 6% on a like-for-like basis, excluding the effects of the exit of low margin sales activities in Flavors), driven principally by new wins and the realization of price increases. LC sales growth was largely driven by new customer wins, with price offset by volume reductions on existing business, primarily in Fragrance Ingredients.
Flavors Business Unit
On a reported basis, Flavors sales increased 3%; excluding the impact of foreign currency, LC sales for the Flavors business increased 4% versus the prior year period. Excluding the impact of a 2% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 6% on a like-for-like basis. The increase was driven by growth from new wins. LC growth was led by double-digit gains in Beverages, mid single-digit gains in Savory and single-digit gains in Sweet, all of which benefited from new wins, supported by our innovative technology. Regionally, the business benefited from mid to high single-digit LC growth in GA, EAME and LA, which was partially offset by low single-digit LC declines in NOAM. On a like-for-like basis, NOAM experienced mid single-digit growth. LC growth in EAME and GA reflect growth in all categories led by double-digit growth in Beverages in EAME and high single-digit gains in Savory and Dairy in GA. LA LC growth reflects double-digit growth in Beverages. Sales in NOAM were led by double-digit gains in Beverages. EAME performance continues to be led by our performance in the emerging market countries within the region. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 51% of total Flavors sales.
Fragrances Business Unit
The Fragrances business was up 6% in both reported and LC terms compared to flat LC sales in 2012 over 2011. New wins across Fragrance Compounds were partially offset by volume declines in Fragrance Ingredients principally related to the transition of volume to Fragrance Compounds. Year-over-year 2013 LC sales performance was led by double-digit growth in Fabric Care and high single-digit growth in Fine Fragrance and Hair Care categories along with mid single-digit gains in Toiletries and Home Care. Offsetting these gains was a 4% decline in Fragrance Ingredients. LC growth within the regions was led by GA at 13% reflecting double-digit gains in the Hair Care and Toiletries categories and double-digit gains in Fabric Care and high single-digit growth in Fragrance Ingredients. LA experienced LC sales growth of 11% reflecting double-digit gains in Fabric Care, Fine Fragrance and Personal Wash categories and EAME had LC sales growth of 4% reflecting double-digit gains in Fine Fragrance and mid to high single-digit gains in Fabric Care, Hair Care and Toiletries categories, with both regions partially offset by mid single-digit declines in Fragrance Ingredients. NOAM LC sales decreased reflecting double-digit gains in Home Care and Hair Care categories that were more than offset by high single-digit declines in Fine Fragrance, Fabric Care and Fragrance Ingredients. Overall, emerging markets represented 47% of total Fragrances sales.
Sales Performance by Region and Category

		% Change in Sales — 2013 vs 2012
		Fine & Beauty Care	Functional	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-3%	3%	-6%	-2%	-2%	-2%
EAME	Reported	12%	6%	-4%	6%	7%	6%
	Local Currency(1)	10%	3%	-6%	4%	6%	5%
LA	Reported	9%	12%	-5%	9%	5%	8%
	Local Currency(1)	11%	14%	-5%	11%	8%	10%
GA	Reported	9%	14%	3%	11%	4%	7%
	Local Currency(1)	10%	15%	8%	13%	7%	9%
Total	Reported	8%	9%	-4%	6%	3%	5%
	Local Currency(1)	8%	8%	-4%	6%	4%	5%
_______________________

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•
NOAM reported sales decline reflects 2% Flavors declines as double-digit growth in Beverages was more than offset by volume declines in Sweet and Dairy, driven primarily by the exit of low margin sales activities. In Fragrances, Functional Fragrances sales were up 3% versus last year as new wins and volume gains in Home Care were offset by lower volumes on existing business in Fabric Care. Fine and Beauty Care sales declined 3% as a result of mid single-digit declines in Fine Fragrance. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors experienced mid single-digit growth.

•
EAME LC growth was led by 6% growth in Flavors resulting from double-digit gains in Beverages along with mid single-digit growth in Savory. This growth was mainly due to new wins within our emerging markets in the region, as well as volume increases. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, EAME Flavors experienced high single-digit growth. Fine and Beauty Care had LC sales growth of 10% driven by double-digit growth in Fine Fragrance and mid single-digit growth in Hair Care and Toiletries and Functional Fragrances experienced 3% LC growth driven by high single-digit gains in Fabric Care, which more than offset volume declines in Fragrance Ingredients of 6% year-over-year.

•
LA LC sales growth of 10% was driven by double-digit gains in Fragrance Compounds, reflecting double-digit LC sales growth in Fabric Care, Personal Wash and Fine Fragrance, and mid single-digit growth in Hair Care and

Toiletries categories, which were only partially offset by mid single-digit volume declines in Fragrance Ingredients. Flavors LC sales growth was 8%, driven by double-digit gains in Beverages and mid single-digit gains in Savory, which were only partially offset by single-digit declines in Sweet (as a result of exiting low margin sales activities). On a like-for-like basis, excluding the effects of the exit of low margin sales activities, LA Flavors experienced double-digit growth.

•
GA delivered LC sales growth of 9%, led by high single-digit gains in Savory and Dairy, along with mid single-digit growth in Beverages and Sweet categories. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, GA Flavors experienced high single-digit growth. Both Functional Fragrances and Fine and Beauty Care experienced double-digit growth led by high double-digit growth in Fabric Care within Functional Fragrances and double-digit growth in Hair Care and Toiletries within Fine and Beauty Care categories. In addition, GA experienced Fragrance Ingredients LC sales growth of 8%.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 180 bps to 56.5% in 2013 compared to 58.3% in 2012. The improvement versus last year was mainly driven by a slightly favorable input cost environment, manufacturing efficiencies, favorable sales mix and price realization. Overall, raw material costs have decreased slightly on a year-over-year basis.
Research and Development (R&D)
R&D expenses increased approximately $26.1 million versus the prior year as a result of additional investments in technology and innovation, consistent with our strategy to accelerate levels of innovation into the marketplace. Our product portfolio is actively managed to support gross margin expansion and be aligned with the strategic priorities identified for each of our operating segments. Overall R&D expenses increased 50 bps as a percentage of sales from 8.3% in 2012 to 8.8% in 2013.
Selling and Administrative (S&A)
S&A, as a percentage of sales, increased 100 bps to 17.1% versus 16.1%. Excluding the $13.0 million Spanish capital tax charge (as discussed in Note 17 to the Consolidated Financial Statements), adjusted S&A expenses, as a percentage of sales, were 16.7%, an increase of 60 bps from the prior year. The increase in adjusted S&A expenses was driven by higher incentive compensation, planned spend in sales activities (mainly in emerging markets) as well as the mark-to-market costs of our Deferred Compensation Plan awards.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)
	2013	2012
Flavors	$—	$(36)
Fragrances	2,151	1,636
Global	—	68
Total	$2,151	$1,668
Fragrance Ingredients Rationalization
During the second quarter of 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur charges of $16 - $21 million, consisting primarily of $10 - $12 million in accelerated depreciation of fixed assets, $3 - $4 million in personnel-related costs and $3 - $5 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The remainder of the estimated costs is expected to be recognized over the following two quarters. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6 - $9 million of the costs will result in future cash expenditures.

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
Based upon the period-end estimates regarding the separation agreements, we increased our provision for severance costs by $4.4 million in 2010. The remaining $5.7 million of the restructuring charges in 2010 was mainly due to accelerated depreciation and other restructuring related costs pertaining to the rationalization of our Fragrances and Ingredients operations in Europe.
In the aggregate, as of December 31, 2013, we have recorded expenses of $34.1 million relating to the European Rationalization Plan and $11.5 million for the Strategic Initiative, of which $41.5 million was recorded to Restructuring and other charges, net and $11.6 million was recorded to Cost of goods sold, R&D and Selling and administrative expenses. We do not anticipate any further expenses related to the European Rationalization Plan.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Segment profit:
Flavors	$323,562	$298,326
Fragrances	283,651	238,379
Global Expenses	(66,942)	(48,419)
Restructuring and other charges, net	(2,151)	(1,668)
Spanish capital tax charge	(13,011)	—
Operational improvement initiative costs	(8,770)	—
Operating Profit	$516,339	$486,618
Profit margin
Flavors	22.7%	21.6%
Fragrances	18.5%	16.5%
Consolidated	17.5%	17.2%
Flavors Business Unit
Flavors segment profit totaled $323.6 million in 2013 (22.7% of sales) compared to $298.3 million (21.6% of sales) in the comparable 2012 period. The improvement in profitability was mainly driven by strong volume growth, favorable category mix, including the impact of exiting low margin sales activities, and the net impact of price versus input costs, which were partially offset by ongoing investments in R&D, higher employee costs and increased incentive compensation related to strong 2013 performance.

Fragrances Business Unit
Fragrances segment profit totaled $283.7 million in 2013 (18.5% of sales), compared to $238.4 million (16.5% of sales) reported in 2012. The increase in profitability was driven by the strong sales growth combined with further gross margin expansion and ongoing cost discipline, which more than offset increased R&D and incentive compensation related to strong 2013 performance.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2013, Global expenses were $66.9 million compared to $48.4 million during 2012. The increase principally includes higher incentive compensation and pension costs.
Interest Expense
In 2013, interest expense increased $5.0 million to $46.8 million. The increase in interest expense principally reflects new long-term borrowings from our senior note offering in the second quarter of 2013. Average cost of debt was 4.7% for the 2013 period compared to 4.6% in 2012.
Other (Income) Expense, Net
Other (income) expense, net increased approximately $17.1 million to $15.6 million of income in 2013 versus $1.5 million of expense in 2012. The increase was largely driven by a $14.2 million gain related to the sale of non-operating assets that occurred during 2013.
Income Taxes
The effective tax rate was 27.1% in 2013 as compared to 42.7% in 2012. Excluding the tax charge of $6.2 million related to the 2002-2003 income tax cases (as discussed in Note 9 of the Consolidated Financial Statements) and net of the $3.9 million tax benefit associated with the pretax Spanish capital tax charge (as discussed in Note 17 of the Consolidated Financial Statements) the adjusted tax rate for 2013 is 25.7%. Included in 2012 results are tax charges of $72.4 million associated with the Spanish tax settlement and pre-tax restructuring charges of $1.7 million ($1.1 million after-tax). Excluding these items, the adjusted effective tax rate for 2012 was 26.4%. The 2012 period also includes a provision of $12.4 million related to the Spanish dividend withholding tax cases, which was partially offset by a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries, a lower cost of remittances and other reserve adjustments on uncertain tax positions. The year-over-year reduction also reflects the reinstatement of the U.S. federal R&D credit in 2013 partially offset by a higher cost of repatriation.
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
Flavors Business Unit
On a reported basis, Flavors sales increased 2%; excluding the impact of foreign currency, LC sales for the Flavors business increased 5% versus the prior year period. Excluding the impact of a 3% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 8% on a like-for-like basis. The increase was driven by new wins and the realization of price increases. LC growth was led by double-digit gains in Beverages and single-digit gains in Dairy and Savory, all of which benefited from new wins, supported by our innovative technology, and price increases that have compensated for volume declines. Regionally, the business benefited from high single-digit LC growth in GA and single-digit LC growth in NOAM, EAME and LA. LC growth in GA reflected growth in all categories led by high single-digit gains in Savory, Sweet and Dairy. Overall, like-for-like sales growth was stable, with mid to high single-digit growth in each quarter of 2012. Sales in NOAM were led by double-digit gains in Beverages. The improvement in EAME reflected high single-digit gains in Savory and mid single-digit gains in Beverages. EAME performance continued to be led by our performance in the emerging market countries within the region. LA LC growth of 4% was driven by mid single-digit gains in Beverages and Savory and double-digit gains in Dairy. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 49% of total Flavors sales.

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
_______________________

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

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $405.5 million at December 31, 2013 compared to $324.4 million at December 31, 2012, of which $186.6 million of the balance at December 31, 2013 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. Except for a deferred tax on a portion of the earnings from one of our Chinese subsidiaries, we have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to realize U.S. deferred tax assets. The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $128.0 million, $97.6 million and $119.5 million in 2013, 2012 and 2011, respectively.
CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in 2013 were $407.6 million compared to an inflow of $323.8 million in 2012, which included an outflow of cash of $105.5 million associated with the Spanish tax settlement (as discussed in Note 9 to the Consolidated Financial Statements), and an inflow of $189.2 million in 2011, which included a patent litigation settlement payment of $40.0 million. The cash flow impact associated with core working capital (trade receivables, inventories and accounts payable) increased compared to 2012. Operating cash flows versus the prior year also reflect higher incentive compensation payments and tax payments made in 2013 compared to 2012.
Working capital (current assets less current liabilities) totaled $1,092.5 million at year-end 2013 compared to $942.8 million at December 31, 2012. This increase in working capital of $149.7 million primarily reflects strong cash flow generation combined with the repayment of our short term debt during the year. We selectively participate in programs offered by certain of our global customers. When participating in these programs, we accelerate the receipt of cash by selling the selected accounts receivable positions with these customers, on a non-recourse basis, at a discount to designated third party banks. The cost of participating in these programs was immaterial to our results in all periods.
As of December 31, 2013, net trade receivables increased by $25.1 million as compared to December 31, 2012 principally related to higher sales levels during the fourth quarter 2013 versus the fourth quarter 2012.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities in 2013 utilized $105.4 million compared to $114.3 million and $131.2 million in 2012 and 2011, respectively. The improvement in the investing activities was principally driven by the proceeds from the sale of non-operating assets.
Additions to property, plant and equipment were $134.2 million, $126.1 million and $127.5 million in 2013, 2012 and 2011, respectively, and are again expected to be 4-5% of sales in 2014, net of potential grants and other reimbursements from government authorities that we expect to receive. Investments were largely focused on emerging markets and new technology consistent with our strategy.
On January 16, 2014, the Company completed the acquisition of Aromor Flavors and Fragrances Ltd., a privately held manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors. IFF funded the transaction with cash.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net financing activities in 2013 had an outflow of $217.0 million compared to an inflow of $25.4 million and an outflow of $100.7 million in 2012 and 2011, respectively. The outflow of cash provided by financing activities in 2013 as compared to the inflow of cash in 2012 principally reflects the repayment of long-term debt of $100 million made in July 2013 and changes in the revolving credit facility borrowings in 2013 compared to 2012.
At December 31, 2013, we had $932.8 million of debt outstanding compared to $1,031.2 million outstanding at December 31, 2012.
We paid dividends totaling $87.3 million, $130.9 million and $90.3 million in 2013, 2012 and 2011, respectively. The cash dividend declared per share in 2013, 2012 and 2011 was $1.46, $1.30 and $1.16, respectively. The decrease in the dividends paid in 2013 versus 2012 is a result of the accelerated payment in December 2012 of the 2012 fourth quarter dividend.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total remaining amount of $198 million available under the repurchase program, approximately 2.3 million shares, or 2.8% of shares outstanding (based on the market price and shares outstanding as of December 31, 2013) could be repurchased under the program as of December 31, 2013. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during 2013 and 2012.
On April 4, 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes - 2013”) due 2023 at a discount of $0.3 million, to take advantage of attractive borrowing rates and maintain efficiency and flexibility in our capital structure. The Company received proceeds related to the issuance of these Senior Notes - 2013 of $297.8 million which was net of the $0.3 million discount and a $1.9 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $0.9 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the Senior Notes - 2013. The Senior Notes - 2013 bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. See Note 5 to the Consolidated Financial Statements for further information.
On April 26, 2013, the Company repaid the full amount outstanding under the credit facility of $283.1 million.
On July 12, 2013, the Company made a payment of $100 million related to our Senior Unsecured Notes issued in 2006.
Although we have appealed the lower court ruling on our Spanish capital tax case, we made payment of $11.2 million (representing the principal amount) to the Spanish government relating to the case during the first quarter of 2014, which will be refundable if we prevail on our appeal.
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
Under the New Facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at December 31, 2013 our covenant compliance would provide overall borrowing capacity of $1,506.2 million.
As of December 31, 2013 we had no borrowings under the New Facility. The amount which we are able to draw down on under the Agreement is limited by financial covenants as described in more detail below. Our drawdown capacity on the New Facility was $949.5 million at December 31, 2013.
At December 31, 2013 and 2012 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2013 our Net Debt/adjusted EBITDA(1) ratio was 0.83 to 1 as defined by the New Facility, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
_______________________

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

	12 Months Ended December 31,
(DOLLARS IN MILLIONS)	2013	2012
Net income	$353.5	$254.1
Interest expense	46.8	41.8
Income taxes	131.7	189.3
Depreciation and amortization	83.2	76.7
Specified items(1)	2.2	1.7
Non-cash items(2)	6.1	16.1
Adjusted EBITDA	$623.5	$579.7
_______________________

(1)
Specified items for the 12 months ended December 31, 2013 of $2.2 million consist of restructuring charges related to the Fragrance Ingredients Rationalization. Specified items for the 12 months ended December 31, 2012 of $1.7 million consist of restructuring charges related to the 2011 Strategic Initiative.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s New Facility agreement, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	December 31,
(DOLLARS IN MILLIONS)	2013	2012
Total debt	$932.8	$1,031.2
Adjustments:
Deferred gain on interest rate swaps	(7.1)	(9.0)
Cash and cash equivalents	(405.5)	(324.4)
Net debt	$520.2	$697.8

Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2013 and 2012, we spent $1.7 million and $2.3 million on capital projects and $18.9 million and $16.1 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
CONTRACTUAL OBLIGATIONS
At December 31, 2013, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (Dollars In Millions)	Total	2014	2015 - 2016	2017 - 2018	2019 and thereafter
Borrowings(1)	$926	$1	$125	$250	$550
Interest on borrowings(1)	326	49	95	64	118
Operating leases(2)	268	30	50	39	149
Pension funding obligations(3)	75	25	50	—	—
Postretirement obligations(4)	105	5	10	12	78
Purchase commitments(5)	126	60	66	—	—
Total	$1,826	$170	$396	$365	$895
_______________________

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)
Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 7 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 17 of the Notes to the Consolidated Financial Statements.

(3)
See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2016 are not currently determinable.

(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)
Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

The table above does not include $21.6 million of the total unrecognized tax benefits for uncertain tax positions and approximately $2.3 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, the Company is unable to make a reasonable estimate of the amount and period in which these liabilities might be paid.

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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
The periodic assessment of potential impairment of intangible assets acquired in business combinations. We currently have net intangible assets, including goodwill, of $696.2 million. In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market based assumptions in accordance with the criteria in ASC 350. In 2012, the Company re-evaluated its reporting unit structure and identified three reporting units: (1) Flavors, (2) Fragrance Compounds and (3) Fragrance Ingredients. Prior to 2012, the Company had

identified two reporting units, Flavors and Fragrances. As a result, in 2012 the Company reallocated the goodwill previously allocated to its Fragrances reporting unit to its Fragrance Compounds and Fragrance Ingredients reporting units.
The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows. We completed our annual goodwill impairment test as of November 30, 2013, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
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
Except for a deferred tax on a portion of the earnings from one of our Chinese subsidiaries, the Company has not established deferred tax liabilities for undistributed foreign earnings as it has plans to and intends to indefinitely reinvest those earnings to finance foreign activities.
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
With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 50% in equity securities and 50% in fixed income securities. The plan has achieved a compounded annual rate of return of 7.4% over the previous 20 years. At December 31, 2013, the actual asset allocation was: 48% in equity securities; 51% in fixed income securities; and 1% in cash equivalents.
The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 55%-60% in fixed income securities; 20%- 25% in equity securities; 5%-10% in real estate; and 5%-10% in alternative investments. At December 31, 2013, the actual asset allocation was: 59% in fixed income investments; 25% in equity investments; 8% in real estate investments; 6% in alternative investments and 2% in cash and cash equivalents.
Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$15,781	$15,460	$1,085	$947
Non-U.S. Pension Plans	$36,246	$32,866	$2,932	$1,989
Postretirement Benefit Plan	N/A	$3,225	$190	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $6.1 million and $0.3 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.1 million and $0.3 million, respectively.
The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2013, we maintained 47% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.
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

New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“AOCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of AOCI and to report changes in its AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. During the first quarter of 2013, the Company adopted this guidance as disclosed in Note 15.
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
In July, 2013 the FASB issued authoritative guidance related to the financial statement presentation of unrecognized tax benefits. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such situations, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. This adoption did not have a significant impact on our financial position, results of operations or cash flows.
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
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Annual Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like sales (which eliminates the effects of local currency and the strategic decision to exit certain low margin sales), (iii) adjusted operating profit (which excludes the operational improvement initiative and restructuring charges), (iv) adjusted effective tax rate (which excludes the sale of a non-operating assets, tax and litigation settlements, restructuring charges and operational improvement initiative costs) and (v) adjusted cash flows from operations (which excludes the Spanish tax payments made and the year-over-year incremental pension contribution). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information regarding the Company's compliance with debt covenants contained in its debt agreements.
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
International Flavors & Fragrances Inc.
Like-for-Like Flavors Sales Reconciliation
Twelve Months Ended December 31, 2013

	Reported Sales Growth	Local Currency Sales Growth(1)	Exit of Low Margin Sales Activities	Like-for- Like Sales Growth (2)
Total Company	5%	5%	1%	6%
Flavors
North America	-2%	-2%	5%	3%
EAME	7%	6%	1%	7%
Latin America	5%	8%	3%	11%
Greater Asia	4%	7%	0%	7%
Total	3%	4%	2%	6%
_______________________

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates used for the corresponding 2013 period.

(2)	Like-for-like is a non-GAAP metric that excludes the impact of exiting low margin sales activities and foreign exchange.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) our ability to achieve our long-term strategic goals and increase shareholder value, (ii) our competitive position in the market and expected financial performance in 2014, (iii) achieving sales and customer growth as a result of our innovation efforts, and (iv) capital expenditures in 2014 and continued investments in emerging markets. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “may”, “estimate”, “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•	the economic climate for the Company’s industry and demand for the Company’s products;

•	the ability of the Company to successfully implement its strategic plan and meet its long-term financial goals;

•	fluctuations in the quality and availability of raw materials;

•	decline in consumer confidence and spending;

•	changes in consumer preferences;

•	the Company’s ability to predict the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company's ability to benefit from its investments in emerging markets;

•	the Company’s ability to successfully develop new and competitive products that appeal to its customers and consumers;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•
the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

•	the Company's ability to implement its Fragrance Ingredients Rationalization plan, including the achievement of anticipated cost savings;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	the ability of the Company to attract and retain talented employees;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this 2013 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2013, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.

We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2013, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound and Indonesia Rupiah. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $40 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $6 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $11 million.
At December 31, 2013, the fair value of our fixed rate debt was $1,007.9 million. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $11 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 50. See Item 6 on page 24 for supplemental quarterly data.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 1992 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2013, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2014 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2014 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2014 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2014

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2013	2012	2011
Net sales	$2,952,896	$2,821,446	$2,788,018
Cost of goods sold	1,668,691	1,645,912	1,683,362
Research and development expenses	259,838	233,713	219,781
Selling and administrative expenses	505,877	453,535	443,974
Restructuring and other charges, net	2,151	1,668	13,172
Interest expense	46,767	41,753	44,639
Other (income) expense, net	(15,638)	1,450	9,544
	2,467,686	2,378,031	2,414,472
Income before taxes	485,210	443,415	373,546
Taxes on income	131,666	189,281	106,680
Net income	353,544	254,134	266,866
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,556)	17,687	(36,581)
(Losses) gains on derivatives qualifying as hedges	(3,794)	(4,455)	8,420
Pension and postretirement liability adjustment	25,264	(41,548)	(71,797)
Comprehensive income	$364,458	$225,818	$166,908

	2013	2012	2011
Net income per share — basic	$4.32	$3.11	$3.30
Net income per share — diluted	$4.29	$3.09	$3.26

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$405,505	$324,422
Receivables:
Trade	534,986	508,736
Allowance for doubtful accounts	(10,493)	(9,293)
Inventories	533,806	540,658
Deferred income taxes	40,189	65,763
Prepaid expenses and other current assets	148,910	142,401
Total Current Assets	1,652,903	1,572,687
Property, plant and equipment, net	687,215	654,641
Goodwill	665,582	665,582
Other intangible assets, net	30,615	36,688
Deferred income taxes	154,437	157,074
Other assets	140,979	159,520
Total Assets	$3,331,731	$3,246,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$149	$150,071
Accounts payable	226,733	199,272
Dividends payable	31,740	—
Restructuring and other charges	2,116	3,149
Other current liabilities	299,628	277,386
Total Current Liabilities	560,366	629,878
Other Liabilities:
Long-term debt	932,665	881,104
Deferred gains	41,339	44,674
Retirement liabilities	238,225	327,373
Other liabilities	92,085	110,608
Total Other Liabilities	1,304,314	1,363,759
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of December 31, 2013 and 2012; and outstanding 81,384,246 and 81,626,874 shares as of December 31, 2013 and 2012	14,470	14,470
Capital in excess of par value	131,461	127,504
Retained earnings	3,075,657	2,841,166
Accumulated other comprehensive loss:
Cumulative translation adjustments	(104,278)	(93,722)
Accumulated losses on derivatives qualifying as hedges	(4,012)	(218)
Pension and postretirement liability adjustment	(284,421)	(309,685)
Treasury stock, at cost — 34,377,594 and 34,134,966 shares as of December 31, 2013 and 2012	(1,365,805)	(1,330,707)
Total Shareholders’ Equity	1,463,072	1,248,808
Noncontrolling interest	3,979	3,747
Total Shareholders’ Equity including noncontrolling interest	1,467,051	1,252,555
Total Liabilities and Shareholders’ Equity	$3,331,731	$3,246,192
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Cash flows from operating activities:
Net income	$353,544	$254,134	$266,866
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	83,227	76,667	75,327
Deferred income taxes	(484)	(15,878)	25,357
Gain on disposal of assets	(17,841)	(4,461)	(3,184)
Stock-based compensation	23,736	19,716	20,547
Pension settlement/curtailment	215	874	3,583
Spanish tax charges	—	72,362	—
Payments pursuant to Spanish tax settlement	—	(105,503)	—
Changes in assets and liabilities:
Trade receivables	(53,156)	(33,056)	(35,697)
Inventories	4,822	4,571	(25,199)
Accounts payable	10,074	(740)	(5,859)
Accruals for incentive compensation	24,518	34,632	(49,964)
Other current payables and accrued expenses	9,995	29,203	(45,491)
Changes in other assets	11,973	(9,969)	(22,428)
Changes in other liabilities	(43,061)	1,244	(14,668)
Net cash provided by operating activities	407,562	323,796	189,190
Cash flows from investing activities:
Additions to property, plant and equipment	(134,157)	(126,140)	(127,457)
Proceeds from disposal of assets	27,312	1,763	705
Maturity of net investment hedges	646	1,960	(2,475)
Purchase of life insurance contracts	—	(1,127)	(1,936)
Proceeds from termination of life insurance contracts	793	9,283	—
Net cash used in investing activities	(105,406)	(114,261)	(131,163)
Cash flows from financing activities:
Cash dividends paid to shareholders	(87,347)	(130,943)	(90,250)
Net change in revolving credit facility borrowings and overdrafts	(283,225)	138,756	92,662
Deferred financing costs	(2,800)	—	—
Repayments of long-term debt	(100,000)	—	(123,708)
Proceeds from long-term debt	297,786	—	—
Proceeds from issuance of stock under stock plans	3,799	9,211	14,656
Excess tax benefits on stock-based payments	6,112	8,380	5,933
Purchase of treasury stock	(51,363)	—	—
Net cash (used in) provided by financing activities	(217,038)	25,404	(100,707)
Effect of exchange rate changes on cash and cash equivalents	(4,035)	1,204	(373)
Net change in cash and cash equivalents	81,083	236,143	(43,053)
Cash and cash equivalents at beginning of year	324,422	88,279	131,332
Cash and cash equivalents at end of year	$405,505	$324,422	$88,279
Cash paid for:
Interest, net of amounts capitalized	$48,165	$41,315	$49,365
Income Taxes(1)	$138,940	$184,592	$87,785
Noncash investing activities:
Accrued capital expenditures	$21,744	$26,565	$24,050

(1)	The 2012 amount includes $105.5 million pursuant to the Spanish tax settlement (see Note 9).
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumu- lated other comprehensive (loss) income	Treasury stock		Noncontrolling interest
					Shares	Cost
Balance at December 31, 2010	$14,470	$123,809	$2,519,706	$(275,351)	(35,551,475)	$(1,383,212)	$3,733
Net income			266,866				(738)
Cumulative translation adjustment				(36,581)
Gains on derivatives qualifying as hedges; net of tax $(3,504)				8,420
Pension liability and postretirement adjustment; net of tax $33,171				(71,797)
Cash dividends declared ($1.16 per share)			(93,679)
Stock options		517			385,405	15,018
Vested restricted stock units and awards		(16,284)			190,813	7,449
Stock-based compensation		20,589			134,625	4,472
Other
Balance at December 31, 2011	$14,470	$128,631	$2,692,893	$(375,309)	(34,840,632)	$(1,356,273)	$2,995
Net income			254,134				752
Cumulative translation adjustment				17,687
Losses on derivatives qualifying as hedges; net of tax $1,327				(4,455)
Pension liability and postretirement adjustment; net of tax $11,696				(41,548)
Cash dividends declared ($1.30 per share)			(105,861)
Stock options/SSARs		4,248			336,296	13,144
Vested restricted stock units and awards		(23,113)			263,645	10,298
Stock-based compensation		17,738			105,725	2,124
Balance at December 31, 2012	$14,470	$127,504	$2,841,166	$(403,625)	(34,134,966)	$(1,330,707)	$3,747
Net income			353,544				232
Cumulative translation adjustment				(10,556)
Losses on derivatives qualifying as hedges; net of tax $429				(3,794)
Pension liability and postretirement adjustment; net of tax $22,778				25,264
Cash dividends declared ($1.46 per share)			(119,053)
Stock options		10,395			157,403	6,196
Treasury share repurchases					(655,907)	(51,363)
Vested restricted stock units and awards		(26,735)			159,559	6,277
Stock-based compensation		20,297			96,317	3,792
Balance at December 31, 2013	$14,470	$131,461	$3,075,657	$(392,711)	(34,377,594)	$(1,365,805)	$3,979
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations    International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of flavor and fragrance compounds used to impart or improve flavor or fragrance in a wide variety of consumer products. Our products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, and pharmaceutical and oral care products.
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. All periods presented were 52 week periods. For the 2013, 2012 and 2011 fiscal years, the actual closing dates were December 27, December 28 and December 30, respectively.
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
Cash Equivalents    Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.
Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Raw materials	$252,457	$256,728
Work in process	6,658	7,804
Finished goods	274,691	276,126
Total	$533,806	$540,658
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
The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows. We completed our annual goodwill impairment test as of November 30, 2013, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
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
The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. Pursuant to accounting requirements, we first determine whether it is “more likely than not” our tax position will be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that we have a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard. We maintain a cumulative risk portfolio relating to all of our uncertainties in income taxes in order to perform this analysis, but the evaluation of our tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.
The Company regularly repatriates a portion of current year earnings from select non–U.S. subsidiaries. Except for a deferred tax on a portion of the earnings from one of our Chinese subsidiaries, no provision has been made for additional taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects.
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
The Company records all derivative financial instruments on the balance sheet at fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in Net income. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income ("AOCI") in the accompanying Consolidated Balance Sheet and are subsequently recognized in Net income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges, if any, are recognized as a charge or credit to earnings.
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
Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2013	2012	2011
Basic	81,322	81,108	80,456
Assumed dilution under stock plans	608	725	1,011
Diluted	81,930	81,833	81,467
Stock options and stock settled appreciation rights (“SSARs”) to purchase 132,000, and 78,000 shares in the aggregate were outstanding at December 31, 2012 and 2011, respectively, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. There were no stock options or SSARs excluded from the computation of diluted net income per share at December 31, 2013.
The Company has issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share for each year and the number of PRS outstanding as of December 31, 2013, 2012 and 2011 was immaterial (approximately 0.7% for 2013, and 0.6% for both 2012 and 2011, of the total number of common shares outstanding). Net income allocated to such PRS during 2013, 2012 and 2011 was approximately $2.3 million, $1.6 million and $1.7 million, respectively.
Stock-Based Compensation    Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to reclassifications out of AOCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of AOCI and to report changes in its AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. During the first quarter of 2013, the Company adopted this guidance as disclosed in Note 15.
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
In July, 2013 the FASB issued authoritative guidance related to the financial statement presentation of unrecognized tax benefits. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such situations, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. This adoption did not have a significant impact on our financial position, results of operations or cash flows.
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
Reclassifications and Revisions
The Consolidated Balance Sheet as of December 31, 2012, has been revised to properly reflect the funded status of one of our non-U.S. pension plans, and the related deferred tax asset, from non-current to current. Accordingly, Retirement liabilities and deferred income taxes (non-current) were decreased by $10.6 million and $3.5 million, respectively and Other current liabilities and deferred income taxes (current) were increased by $7.2 million and $0.1 million, respectively. In addition, the 2012 and 2011 Consolidated Statement of Cash Flows have been revised to properly eliminate capitalized interest of $6.8 million and $4.9 million, respectively, from Interest paid, net of capitalized amounts. Additionally, the 2012 segment depreciation and amortization disclosure included within Note 12 has been revised to properly allocate $8.7 million of depreciation expense from Flavors to Fragrances. In addition, the 2012 Property, Plant, and Equipment disclosure included in Note 3 has been revised to correct a $134.7 million adjustment to both fixed assets and accumulated depreciation. These revisions are not considered material to the previously issued financial statements.
NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
Fragrance Ingredients Rationalization
During the second quarter of 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur charges of $16 - $21 million, consisting primarily of $10 - $12 million in accelerated depreciation of fixed assets, $3 - $4 million in personnel-related costs and $3 - $5 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The remainder of the estimated costs is expected to be recognized over the following two quarters. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6 - $9 million of the costs will result in future cash expenditures.
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
The Company also reversed $1.2 million of employee-related liabilities in 2012 due to certain employees accepting other roles within the Company, offset by $0.6 million of additional costs incurred.
Strategic Initiative
In December 2011, the Company recorded a charge to cover a restructuring initiative which involved a reduction in workforce primarily related to a realignment of responsibilities in our Fragrances business unit. It entailed the redeployment of creative resources in emerging markets and resulted in the elimination of 72 positions, across Fragrances, Flavors and Corporate functions. As a result, the Company recorded a provision for severance costs of $9.8 million to Restructuring and other charges, net in our 2011 Consolidated Statement of Income and Comprehensive Income. The Company recorded an additional net charge of $1.7 million during the twelve months ended December 31, 2013, principally attributable to adjustments based on the final separation terms with affected employees.
In the aggregate for 2013, we have recorded expenses of $34.1 million relating to the European Rationalization Plan, $11.5 million for the Strategic Initiative and $7.4 million relating to the Fragrance Ingredients Rationalization, of which $41.5 million was recorded to Restructuring and other charges, net and $11.6 million recorded to Cost of goods sold, R&D expenses and Selling and administrative expenses. We do not anticipate any further expenses related to the European Rationalization Plan.
Reorganization Plan
Movements in related accruals during 2011, 2012 and 2013 are as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related/and Other	Total
Balance at January 1, 2011	$3,977	$—	$—	$3,977
Additional charges (reversals), net	8,677	3,877	618	13,172
Non-cash charges	—	(3,139)	—	(3,139)
Payments and other costs	(1,880)	(738)	(618)	(3,236)
Balance at December 31, 2011	10,774	—	—	10,774
Additional charges (reversals), net	1,376	292	—	1,668
Non-cash charges	—	(292)	—	(292)
Payments and other costs	(9,001)	—	—	(9,001)
Balance at December 31, 2012(1)	3,149	—	—	3,149
Additional charges (reversals), net	2,151	—	5,250	7,401
Non-cash charges	—	—	(5,250)	(5,250)
Payments and other costs	(3,184)	—	—	(3,184)
Balance at December 31, 2013	$2,116	$—	$—	$2,116
_______________________

(1)	$0.6 million of the remaining employee-related liability is classified in Other liabilities as of December 31, 2012 in the Consolidated Balance Sheet.

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2013	2012
Asset Type
Land	$20,723	$24,183
Buildings and improvements	432,978	376,656
Machinery and equipment	952,103	877,213
Information technology	254,961	247,298
Construction in process	97,218	141,667
	1,757,983	1,667,017
Accumulated depreciation	(1,070,768)	(1,012,376)
	$687,215	$654,641
NOTE 4.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill by segment is as follows:

(DOLLARS IN THOUSANDS)	December 31, 2013 and 2012
Flavors	$319,479
Fragrances	346,103
Total	$665,582
Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Gross carrying value(1)	$165,406	$165,406
Accumulated amortization	(134,791)	(128,718)
Total	$30,615	$36,688
_______________________

(1)	Includes patents, trademarks and other intellectual property, valued at acquisition.
Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $6.1 million. Estimated annual amortization is $4.7 million for years 2014 through 2017 and $4.6 million for 2018.
NOTE 5.    OTHER ASSETS
Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Overfunded pension plans	$14,058	$33,345
Cash surrender value of life insurance contracts	56,292	51,391
Other	70,629	74,784
Total	$140,979	$159,520

NOTE 6.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Accrued payrolls and bonuses	$105,816	$80,027
VAT payable	23,448	30,129
Interest payable	12,709	14,788
Current pension and other postretirement benefit obligation	11,891	13,503
Accrued insurance (including workers’ compensation)	9,777	11,016
Other	135,987	127,923
Total	$299,628	$277,386
NOTE 7.    SALE AND LEASEBACK TRANSACTIONS
In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $45 million and $48 million at December 31, 2013 and 2012, respectively, of which $41 million and $45 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.    BORROWINGS
Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2013	2012
Senior notes — 2007	6.40%	2017-27	$500,000	$500,000
Senior notes — 2006	6.14%	2016	125,000	225,000
Senior notes — 2013	3.20%	2023	299,736	—
Credit facilities	1.41%	2016	—	296,748
Bank overdrafts and other			984	399
Deferred realized gains on interest rate swaps			7,094	9,028
			932,814	1,031,175
Less: Current portion of long-term debt			(149)	(150,071)
			$932,665	$881,104
Commercial paper issued by the Company generally has terms of 30 days or less. There were no outstanding commercial paper borrowings at December 31, 2013 or 2012.
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
On November 9, 2011, IFF, including certain subsidiaries, entered into a revolving credit agreement with Citibank, N.A., as administrative agent and the other lenders, agents, arrangers and bookrunners to replace the Facility. The Credit Agreement which was amended and restated on March 9, 2012 provides for a revolving loan facility in an aggregate amount up to an equivalent of $942 million (the “New Facility”). There are three tranches under the New Facility. The Tranche A facility is available to all of the borrowers other than IFF Spain in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $458 million and contains sublimits of $50 million for swing line borrowings. The Tranche B facility is available to all of the borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $354 million and contains sublimits of €50 million for swing line borrowings. The Tranche C facility is available to all of the borrowers in euros only in an aggregate amount up to €100,505,400. The New Facility will be available for general corporate purposes of each borrower and its subsidiaries. The obligations under the New Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the New Facility. The New Facility will mature on November 9, 2016, but may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the New Facility. Borrowings under the New Facility bear interest at an annual rate of LIBOR plus a margin, currently 125 bps, linked to our credit rating. We pay a commitment fee on the aggregate unused commitments; such fee is not material. The New Facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. As of December 31, 2013, we were in compliance with all covenants under this New Facility. We had no borrowings outstanding under the New Facility as of December 31, 2013, with $949.5 million still available for additional borrowings. As the New Facility is a multi-year revolving credit agreement, we classify as long-term debt the portion that we have the intent and ability to maintain outstanding longer than 12 months.
Credit facility borrowings and bank overdrafts were outstanding in several countries and averaged $72.4 million in 2013 and $143 million in 2012. The highest levels were $296 million in 2013, $297 million in 2012, and $163 million in 2011. The 2013 weighted average interest rate of these borrowings, based on balances outstanding at the end of each month, was 0.35%. These rates compare with 1.5% and 0.8%, respectively, in 2012 and 2011.
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

Maturities on our outstanding Senior Notes 2006, 2007 and 2013 at December 31, 2013 are: 2016, $125 million; 2017, $250 million and 2019 and thereafter, $550 million. There is no debt maturing in 2014, 2015 and 2018.
The estimated fair value at December 31, 2013 of our Senior Notes — 2007, Senior Notes — 2006 and Senior Notes — 2013 was approximately $590 million, $139 million and $279 million, respectively, and is discussed in further detail in Note 14.
During the third quarter of 2013, the Company entered into multiple interest rate swap agreements effectively converting the fixed rate on a portion of our long-term Senior note borrowings to a variable short-term rate based on the LIBOR plus an interest markup.
In March 2008, the Company realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $7 million at December 31, 2013.
NOTE 9.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
U.S. loss before taxes	$(20,727)	$(21,308)	$(5,854)
Foreign income before taxes	505,937	464,723	379,400
Total income before taxes	$485,210	$443,415	$373,546
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Current
Federal	$8,658	$8,280	$2,386
State and local	1,246	(456)	15
Foreign(1)	122,246	197,335	78,922
	132,150	205,159	81,323
Deferred
Federal	(4,686)	(4,650)	11,088
State and local	262	(74)	5,996
Foreign(1)	3,940	(11,154)	8,273
	(484)	(15,878)	25,357
Total income taxes	$131,666	$189,281	$106,680
_______________________
(1) For the year ended December 31, 2012, the foreign current income tax provision includes $72 million of Spanish tax charges and $12 million of charges related to the Spanish dividend withholding cases. The foreign deferred income tax provision includes a $11 million tax benefit from the corporate restructuring of certain foreign subsidiaries.

A reconciliation between the U.S. federal statutory income tax rate to our actual effective tax rate is as follows:

	December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(10.2)	(10.6)	(10.0)
Unrecognized tax benefit, net of reversals	1.0	0.9	1.8
Corporate restructuring of certain foreign subsidiaries	—	(2.4)	—
Spanish tax charges	1.3	16.3	—
Spanish dividend withholdings	—	2.6	—
State and local taxes	0.2	(0.1)	1.5
Other, net	(0.2)	1.0	0.3
Effective tax rate	27.1%	42.7%	28.6%

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. Included in the 2013 effective tax rate is a $6.2 million tax charge related to the 2002-2003 Spanish income tax cases as discussed below. Included in the 2012 effective tax rate is $72.4 million of tax charges pursuant to the Spanish tax settlement. The 2013, 2012 and 2011 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $5 million, $1 million and $5 million, respectively, principally due to statutory expiry and effective settlement.
The deferred tax assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
ASSETS
Employee and retiree benefits	$136,370	$156,399
Credit and net operating loss carryforwards(1)	311,562	308,900
Property, plant and equipment, net	(699)	2,643
Trademarks and other(1)	189,536	141,248
Amortizable R&D expenses	42,303	30,590
Other, net	16,957	25,148
Gross deferred tax assets	696,029	664,928
Valuation allowance(1)	(503,990)	(450,733)
Total net deferred tax assets	$192,039	$214,195
_______________________

(1)
During 2013, the Company decreased its deferred tax assets by $30 million relating to a revision to the 2012 foreign net operating loss carryforwards. The entire decrease of $30 million was offset by a corresponding decrease in valuation allowances. During 2012, the Company increased its deferred tax assets by $129 million. The 2012 amount includes a revision to the 2011 foreign net operating loss carryforwards in the amount of $74 million and a $55 million increase related to current year internally generated intangible assets. This entire increase of $129 million was offset by a corresponding increase in valuation allowances. These revisions are not considered material to the previously issued financial statements.

Net operating loss carryforwards were $264 million and $273 million at December 31, 2013 and 2012, respectively. If unused, $5 million will expire between 2014 and 2033. The remainder, totaling $259 million, may be carried forward indefinitely. Tax credit carryforwards were $48 million and $36 million at December 31, 2013 and 2012, respectively. If unused, the credit carryforwards will expire between 2014 and 2033.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends. As such, the Company is not in a federal net operating loss position. This allows IFF and its U.S. subsidiaries to realize tax benefits from the reversal of temporary differences and the utilization of its federal tax credits before the expiration of the applicable carryforward periods. The Company has not factored any future trends, other than inflation, in its U.S. taxable income projections. The corresponding U.S. federal taxable income is sufficient to realize $165.4 million in deferred tax assets as of December 31, 2013.

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
Of the $312 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2013, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $261 million of net operating loss carryforwards and $10 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, we established a valuation allowance against certain other net deferred tax assets of $233 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Balance of unrecognized tax benefits at beginning of year	$41,153	$67,615	$63,928
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	7,364	22,031	118
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(993)	(1,853)	(50)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	4,951	3,854	8,300
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(26,712)	(48,355)	(2,960)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(4,210)	(2,139)	(1,721)
Balance of unrecognized tax benefits at end of year	$21,553	$41,153	$67,615
At December 31, 2013, 2012 and 2011, there are $21.6 million, $36.4 million, and $65.9 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $4.8 million in 2012 recorded to Other current liabilities. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.

For the year ended December 31, 2013, the Company reduced its liabilities for interest and penalties by $5.2 million, net, and $5.3 million, net for the year ended December 31, 2012, principally due to payments made pursuant to the Spanish tax settlement, as discussed below. For the year ended December 31, 2011 the Company recognized $2.0 million in interest and penalties. At December 31, 2013, 2012 and 2011, we had accrued $2.3 million, $7.4 million and $12.8 million, respectively, of interest and penalties classified as Other liabilities.

Tax benefits credited to Shareholders’ equity totaled $0.6 million, $0.4 million and $2.0 million for 2013, 2012 and 2011, respectively, associated with stock option exercises and PRS dividends.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of its foreign subsidiaries were not provided on a cumulative total of $1,452 million of undistributed earnings of foreign subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 17.
During the third quarter of 2012 the Company and the Spanish tax authorities entered into an overall settlement with respect to assessments imposed in connection with audits for the 2004-2010 fiscal years. In connection with this settlement, the Company paid Euro 84.0 million ($105.5 million based on exchange rates at the respective payment dates) during 2012 and paid the remainder of Euro 1.5 million ($1.9 million based on the exchange rate at the payment date) in the first quarter of 2013. This settlement did not address either the 2002-2003 fiscal years or the 2011 fiscal year. In connection with the overall settlement, the Company recorded after-tax charges of $72.4 million during the third quarter 2012, which included $56.0 million related to the tax settlement of the 2004-2010 period and the increased liabilities for uncertain tax positions of $16.4 million for years not settled. During the fourth quarter of 2012 the Company and the Spanish tax authorities also finalized a multi-year agreement that established the tax basis for the Company’s activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. During the fourth quarter of 2013, we reached a settlement with the Spanish tax authorities related to the 2011 fiscal year, on a basis consistent with the overall settlement reached for the 2004-2010 fiscal years as discussed above. Accordingly, during the fourth quarter we paid Euro 3.9 million ($5.2 million based on the exchange rate at the payment date) and have no remaining assessment related to the 2011 fiscal year.
As a result of the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company had previously appealed these assessments with the Appellate Court. On February 7, 2013, the Appellate Court upheld the Central Economic-Administrative Tribunal’s (“TEAC”) ruling with respect to the 2003 tax assessment and the related tax avoidance claims. We decided not to pursue the appeal process. In light of the court’s ruling, we also recorded a charge of $9.3 million in the first quarter associated with issues in the 2002-2003 income tax cases that were unrelated to the issues underlying the 2004-2010 settlement. This charge was partially offset by a $3.1 million adjustment to prior accruals for the 2003 case. Accordingly, during the second quarter of 2013, we paid Euro 17.7 million ($23.3 million based on the exchange rate at the payment date) and during the third quarter we paid the remaining balance of Euro 3.1 million ($4.0 million based on the exchange rate at the payment date) in connection with the 2003 tax assessment. As a result of these payments, the remaining aggregate assessment related to the 2002 fiscal year was Euro 1.8 million ($2.5 million) as of December 31, 2013. To proceed with its appeals of the tax assessments for the 2002-2003 fiscal years, the Company was required to post bank guarantees. As of December 31, 2013, the Company had remaining posted bank guarantees of Euro 1.8 million ($2.5 million) associated with the 2002 appeal. On June 17, 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which we have also decided not to appeal. However, this case did not have a related tax exposure associated with it.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, the Company (i) recorded charges (including estimated interest) of approximately $12.0 million after-tax during 2012, and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment dates) during 2012. At December 31, 2013, the Company had Euro 4.5 million ($6.1 million) reflected in income taxes payable in connection with these three cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court. At December 31, 2013, the aggregate amount of the remaining dividend withholding controversy was Euro 3.2 million ($4.4 million), including estimated interest, which is fully reserved. As of December 31, 2013, the Company had posted bank guarantees of Euro 7.7 million ($10.5 million) in order to proceed with the appeal in this controversy.
As of December 31, 2013, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $23.9 million, which includes $2.2 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 fiscal year, $3.8 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.
In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2003 to 2012. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
NOTE 10.    SHAREHOLDERS’ EQUITY
Cash dividends declared per share were $1.46, $1.30 and $1.16 in 2013, 2012 and 2011, respectively. The Consolidated Balance Sheet reflects $31.7 million of dividends payable at December 31, 2013. This amount relates to a cash dividend of $0.39 per share declared in December 2013 and paid in January 2014. There were no dividends payable as of December 31, 2012. Dividends declared, but not paid at December 31, 2011 were $25.1 million ($0.31 per share). The decrease in the dividends paid in 2013 versus 2012 is a result of the accelerated payment in December 2012 of the 2012 fourth quarter dividend.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total remaining amount of $198 million available under the repurchase program, approximately 2.3 million shares, or 2.8% of shares outstanding (based on the market price and shares outstanding as of December 31, 2013) could be repurchased under the program as of December 31, 2013. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. This plan expires on December 31, 2014.
NOTE 11.    STOCK COMPENSATION PLANS
We have various equity plans under which our officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of stock-based awards. Beginning in 2004, we granted Restricted Stock Units (“RSU’s”) as the principal element of our equity compensation for all eligible U.S. based employees and a majority of eligible overseas employees. Vesting of the RSU’s is solely time based; the vesting period is primarily 3 years from date of grant. For a small group of employees, primarily overseas, we granted stock options prior to 2008.
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Equity-based awards	$23,736	$19,716	$20,547
Liability-based awards	4,042	3,294	3,044
Total stock-based compensation	27,778	23,010	23,591
Less tax benefit	(8,456)	(7,228)	(7,730)
Total stock-based compensation, net of tax	$19,322	$15,782	$15,861
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
Under the 2010 Plan, a total of 2,749,669 shares are authorized for issuance, including 749,669 shares remaining available under a previous plan that were rolled into the 2010 Plan. At December 31, 2013, 1,518,791 shares were subject to outstanding awards and 1,725,735 shares remained available for future awards under all of the Company’s equity award plans, including the 2010 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

The Company offers a Long-Term Incentive Plan (“LTIP”) for senior management. The targeted payout is 50% cash and 50% IFF stock at the end of the three-year cycle and provides for segmentation in which one-fourth of the award vests during each twelve-month period, with the final one-fourth segment vesting over the full three-year period. The 2011 grant was earned based on the achievement of defined EPS targets and our performance ranking of total shareholder return as a percentile of the S&P 500. Commencing with the 2012-2014 LTIP cycle, the Company used Economic Profit (“EP”), rather than EPS, as one of the two financial metrics of Company performance. EP measures operating profitability after considering (i) all our operating costs, (ii) income taxes and (iii) a charge for the capital employed in the business. When the award is granted, 50% of the target dollar value of the award is converted to a number of “notional” shares based on the closing price at the beginning of the cycle. For those shares whose payout is based on shareholder return as a percentile of the S&P 500, compensation expense is recognized using a graded-vesting attribution method, while compensation expense for the remainder of the performance shares (e.g., EPS targets) is recognized on a straight-line basis over the vesting period based on the probable outcome of the performance condition.
The 2009-2011 cycle concluded at the end of 2011 and an aggregate 128,293 shares of our common stock were issued in March 2012. The 2010-2012 cycle concluded at the end of 2012 and an aggregate 119,561 shares of our common stock were issued in March 2013. The 2011-2013 cycle concluded at the end of 2013 and an aggregate 65,735 shares of our common stock will be issued in March 2014.
In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management. This program continues under the 2010 Plan. Eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) SSARs, (2) RSUs or (3) PRS.

SSARs
SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. No SSARs were granted in 2013. We granted 54,307 and 77,864 SSARs during 2012 and 2011, respectively. No stock options were granted in 2013, 2012 or 2011.
We use the Binomial lattice-pricing model as our valuation model for estimating the fair value of SSARs granted. In applying the Binomial model, we utilize historical information to estimate expected term and post-vesting terminations within the model. The expected term of a SSAR is based on historical employee exercise behavior, vesting terms and a contractual life of primarily 7 years. The risk-free interest rate for periods within the expected term of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on an average of implied and historical volatility of the price of our common stock over the calculated expected term. We anticipate paying cash dividends in the future and therefore use an expected dividend yield in the valuation model; the cash dividend in effect at the time of grant was employed in this calculation.
Principal assumptions used in applying the Binomial model in 2012 and 2011 were:

	2012	2011
Weighted average fair value of SSARs granted during the period	$10.39	$11.47
Assumptions:
Risk-free interest rate	0.9%	1.7%
Expected volatility	22.5%	23.2%
Expected dividend yield	2.1%	2.1%
Expected life, in years	5	5
Termination rate	1.05%	0.99%
Exercise multiple	1.44	1.43
SSARs and options activity were as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
Balance at December 31, 2012	606	$44.68	320
Exercised	(268)	$39.26
Cancelled	(23)	$35.25
Balance at December 31, 2013	315	$49.96	183

The weighted average exercise price of our SSARs and options exercisable at December 31, 2013, 2012 and 2011 were $41.70, $37.64 and $36.86, respectively. The following tables summarize information concerning currently outstanding and exercisable SSARs and options.
SSARs and options outstanding at December 31, 2013 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	15	4.8	$30.48
$31 – $35	34	1.3	$35.01
$36 – $40	23	1.3	$37.91
$41 – $50	81	2.8	$44.05
$51 – $60	84	4.6	$57.17
$61 – $65	78	4.4	$62.13
	315		$49.96	$11,350

SSARs and options exercisable as of December 31, 2013 were as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	15	4.8	$30.48
$31 – $35	34	1.3	$35.01
$36 – $40	23	1.3	$37.91
$41 – $50	81	2.8	$44.05
$51 – $55	30	3.1	$51.34
	183		$41.70	$8,108
The total intrinsic value of options/SSARs exercised during 2013, 2012 and 2011 totaled $11 million, $11 million and $10 million, respectively.

As of December 31, 2013, there was $0.3 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a weighted average period of 1.0 year.
Restricted Stock Units

We have granted RSUs to eligible employees and directors. Such RSUs are subject to forfeiture if certain employment conditions are not met. RSUs principally vest 100% at the end of 3 years and contain no performance criteria provisions. An RSU’s fair value is calculated based on the market price of our stock at date of grant, with an adjustment to reflect the fact that such awards do not participate in dividend rights. The aggregate fair value is amortized to expense ratably over the vesting period.
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	619	$54.09
Granted	188	$73.32
Vested	(248)	$44.94
Forfeited	(1)	$52.27
Balance at December 31, 2013	558	$64.86
The total fair value of RSUs which vested during the year ended December 31, 2013 was $19.0 million.

As of December 31, 2013, there was $14.1 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years.
Purchased Restricted Stock

For awards issued in 2012 and prior, PRS provides for eligible employees to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSUs provide no such rights. In 2013, the terms of PRS were modified such that, for each share put in escrow by the eligible employee, the Company matches with a grant of a share of restricted stock or, for non-U.S. participants, a restricted stock unit. We issued 101,326 shares of PRS in 2013 for an aggregate purchase price of $7.8 million covering 50,633 purchased shares, 228,750 shares of PRS in 2012 for $6.9 million covering 114,375 purchased shares and 174,212 shares in 2011 for $5.4 million covering 87,106 purchased shares.

PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2012	537	$28.30
Granted	101	$77.19
Vested	(149)	$22.46
Forfeited	(13)	$61.14
Balance at December 31, 2013	476	$60.58
The total fair value of PRS which vested during the year ended December 31, 2013 was $9.8 million.
As of December 31, 2013, there was $5.7 million of total unrecognized compensation cost related to non-vested PRS granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.
Liability Awards

We have granted Cash RSUs to eligible employees that are paid out 100% in cash upon vesting. Such RSUs are subject to forfeiture if certain employment conditions are not met. Cash RSUs principally vest 100% at the end of three years and contain no performance criteria provisions. A Cash RSUs fair value is calculated based on the market price of our stock at date of our closing period and is accounted for as a liability award. The aggregate fair value is amortized to expense ratably over the vesting period.
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2012	120	$65.96
Granted	37	$85.94
Vested	(44)	$76.49
Cancelled	(1)	$79.04
Balance at December 31, 2013	112	$85.94
The total fair value of Cash RSUs which vested during the year ended December 31, 2013 was $3.4 million.

As of December 31, 2013, there was $1.2 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.2 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

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
Our reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Net sales
Flavors	$1,422,739	$1,378,377	$1,347,340
Fragrances	1,530,157	1,443,069	1,440,678
Consolidated	$2,952,896	$2,821,446	$2,788,018

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012
Segment assets
Flavors	$1,573,737	$1,421,126
Fragrances	1,623,033	1,517,447
Global assets	134,961	307,619
Consolidated	$3,331,731	$3,246,192

	December 31,
(DOLLARS IN THOUSANDS)	2013	2012	2011
Segment profit:
Flavors	$323,562	$298,326	$284,246
Fragrances	283,651	238,379	226,560
Global expenses	(66,942)	(48,419)	(36,410)
Restructuring and other charges, net	(2,151)	(1,668)	(13,172)
Mane patent litigation settlement	—	—	(33,495)
Spanish capital tax charge (1)	(13,011)	—	—
Operational improvement initiative costs (2)	(8,770)	—	—
Operating Profit	516,339	486,618	427,729
Interest expense	(46,767)	(41,753)	(44,639)
Other income (expense), net (3)	15,638	(1,450)	(9,544)
Income before taxes	$485,210	$443,415	$373,546
Profit margin
Flavors	22.7%	21.6%	21.1%
Fragrances	18.5%	16.5%	15.7%
Consolidated	17.5%	17.2%	15.3%
(1) The Spanish capital tax charge represents the charge recorded during the year ended December 31, 2013 as a result of the unfavorable ruling of the Spanish capital tax case from 2002.
(2) Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.
(3) Other income (expense), net includes a $14.2 million gain on the sale of non-operating assets for the year ended December 31, 2013.
We have not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for us to do so.
We had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented and related net sales were $355 million, $320 million and $297 million in 2013, 2012 and 2011, respectively. The majority of these sales were in the Fragrances operating segment.

Total long-lived assets consist of net property, plant and equipment and amounted to $687 million and $655 million at December 31, 2013 and 2012, respectively. Of this total $163 million and $162 million was located in the United States at December 31, 2013 and 2012, respectively, and $107 million and $97 million were located in the Netherlands at December 31, 2013 and 2012, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2013	2012	2011	2013	2012	2011
Flavors	$108,215	$90,309	$69,675	$33,662	$30,816	$31,140
Fragrances	17,616	26,069	50,454	39,716	42,987	41,941
Unallocated assets	8,326	9,762	7,328	9,849	2,864	2,246
Consolidated	$134,157	$126,140	$127,457	$83,227	$76,667	$75,327

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2013	2012	2011
Europe, Africa and Middle East	$971,921	$912,768	$956,977
Greater Asia	823,504	771,877	744,810
North America	680,840	694,430	678,763
Latin America	476,631	442,371	407,468
Consolidated	$2,952,896	$2,821,446	$2,788,018
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2013, 2012 and 2011 were $653 million, $662 million and $644 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2013, 2012 and 2011 were $2,327 million, $2,159 million and $2,144 million, respectively. No non-U.S. country had net sales in any period presented greater than 7.1% of total consolidated net sales.
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
In addition to pension benefits, certain health care and life insurance benefits are provided to qualifying United States employees upon retirement from IFF. Such coverage is provided through insurance plans with premiums based on benefits paid. We do not generally provide health care or life insurance coverage for retired employees of foreign subsidiaries; such benefits are provided in most foreign countries by government-sponsored plans, and the cost of these programs is not material to us.
We offer a non-qualified Deferred Compensation Plan (DCP) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant directed investments, which are generally invested by the Company in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2013 and December 31, 2012, the Consolidated Balance Sheet reflects liabilities of $29.7 million and $27.0 million, respectively, related to the DCP in Other liabilities and $15.1 million and $12.3 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.

The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $56.3 million and $51.4 million at December 31, 2013 and 2012, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost for benefits earned	$3,644	$3,121	$3,602	$16,423	$12,585	$10,560
Interest cost on projected benefit obligation	23,284	24,314	24,373	31,103	30,944	34,033
Expected return on plan assets	(26,320)	(24,329)	(25,070)	(47,793)	(43,728)	(45,386)
Net amortization of deferrals	24,600	20,180	11,888	9,337	6,443	5,360
Settlements and curtailments	—	—	444	215	873	3,139
Special termination benefits	—	—	—	—	—	738
Net periodic benefit cost	25,208	23,286	15,237	9,285	7,117	8,444
Defined contribution and other retirement plans	7,326	7,039	6,550	4,094	4,837	4,113
Total expense	$32,534	$30,325	$21,787	$13,379	$11,954	$12,557
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$(39,754)	$32,569		$36,134	$53,469
Recognized actuarial loss	(24,296)	(19,810)		(9,536)	(7,181)
Prior service cost	—	—		(873)	—
Recognized prior service cost	(304)	(370)		(15)	(135)
Currency translation adjustment	—	—		5,464	6,068
Total recognized in OCI (before tax effects)	$(64,354)	$12,389		$31,174	$52,221
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

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2013	2012	2011
Components of net periodic benefit cost
Service cost for benefits earned	$1,526	$1,357	$1,178
Interest cost on projected benefit obligation	4,503	5,656	5,861
Net amortization and deferrals	(3,040)	(1,770)	(2,552)
Expense	$2,989	$5,243	$4,487
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain)	$(15,524)	$(10,921)
Recognized actuarial loss	(1,672)	(2,951)
Recognized prior service credit	4,712	4,721
Total recognized in OCI (before tax effects)	$(12,484)	$(9,151)
The amounts expected to be recognized in net periodic cost in 2014 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$16,726	$11,867	$734
Prior service cost (credit) recognition	292	(90)	4,649

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	4.10%	4.70%	5.60%	4.14%	4.71%	5.37%
Expected return on plan assets	7.30%	7.30%	7.75%	6.26%	6.27%	6.55%
Rate of compensation increase	3.25%	3.25%	3.25%	2.73%	2.88%	2.66%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012	2013	2012
Benefit obligation at beginning of year	$573,706	$523,298	$780,164	$670,231	$119,308	$128,719
Service cost for benefits earned	3,644	3,121	16,423	12,585	1,526	1,357
Interest cost on projected benefit obligation	23,284	24,314	31,103	30,944	4,503	5,656
Actuarial (gain) loss	(29,875)	47,547	2,655	76,786	(15,524)	(10,921)
Plan amendments	—	—	(873)	—	—	—
Adjustments for expense/tax contained in service cost	—	—	(2,343)	(2,282)	—	—
Plan participants’ contributions	—	—	2,793	2,492	1,022	979
Benefits paid	(26,157)	(24,574)	(27,571)	(27,234)	(5,314)	(6,482)
Curtailments / settlements	—	—	(768)	(2,641)	—	—
Special termination benefits	—	—	—	—	—	—
Translation adjustments	—	—	16,995	19,283	—	—
Benefit obligation at end of year	$544,602	$573,706	$818,578	$780,164	$105,521	$119,308
Fair value of plan assets at beginning of year	$405,289	$372,142	$776,188	$702,366
Actual return on plan assets	36,199	39,306	11,970	64,765
Employer contributions	33,520	18,415	19,377	16,767
Participants’ contributions	—	—	2,793	2,492
Benefits paid	(26,157)	(24,574)	(27,571)	(27,234)
Settlements	—	—	(768)	(2,641)
Translation adjustments	—	—	17,681	19,673
Fair value of plan assets at end of year	$448,851	$405,289	$799,670	$776,188
Funded status at end of year	$(95,751)	$(168,417)	$(18,908)	$(3,976)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Amounts recognized in the balance sheet:
Other assets	$—	$—	$14,058	$33,345
Other current liabilities	(3,819)	(3,855)	(651)	(621)
Retirement liabilities	(91,930)	(164,562)	(32,315)	(36,700)
Net amount recognized	$(95,749)	$(168,417)	$(18,908)	$(3,976)

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012	2013	2012
Amounts recognized in AOCI consist of:
Net actuarial loss	$145,105	$209,156	$263,930	$231,857	$13,891	$31,087
Prior service cost (credit)	482	786	(1,330)	(431)	(15,007)	(19,719)
Total AOCI (before tax effects)	$145,587	$209,942	$262,600	$231,426	$(1,116)	$11,368

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2013	2012	2013	2012
Accumulated Benefit Obligation — end of year	$536,176	$570,655	$777,188	$745,828
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$544,602	$573,706	$43,778	$43,403
Accumulated benefit obligation	536,176	570,655	41,991	41,720
Fair value of plan assets	448,851	405,289	18,669	16,776
Weighted-average assumptions used to determine obligations at December 31
Discount rate	4.70%	4.10%	4.18%	4.14%
Rate of compensation increase	3.25%	3.25%	2.66%	2.73%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2014	28,830	28,783	4,903
2015	30,264	29,184	5,162
2016	31,512	30,043	5,448
2017	32,993	31,559	5,786
2018	34,422	34,010	6,163
2019 - 2023	186,021	181,978	35,326
Contributions
Required Company Contributions in the Following Year (2014)	$4,136	$20,451	$4,903
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

	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012
Percentage of assets invested in:
Cash and cash equivalents	1%	1%	2%	2%
Equities	48%	50%	25%	22%
Fixed income	51%	49%	59%	59%
Property	0%	0%	8%	9%
Alternative and other investments	0%	0%	6%	8%
With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target investment allocation is 50% equity securities and 50% fixed income securities.
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
The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2013 and 2012. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 14.

	U.S. Plans for the year ended
	December 31, 2013
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$5,694	$—	$5,694
Equity Securities
U.S. Common Stock	38,993	—	—	38,993
Non-U.S. Common Stock	343	—	—	343
Balanced Funds	—	8,389	—	8,389
Pooled Funds	—	165,670	—	165,670
Fixed Income Securities
Government & Government Agency Bonds	—	8,262	—	8,262
Mutual Funds	—	158,646	—	158,646
Corporate Bonds	—	54,699	—	54,699
Municipal Bonds	—	7,440	—	7,440
Total	$39,336	$408,800	$—	$448,136
Receivables				$715
Total				$448,851

	U.S. Plans for the year ended
	December 31, 2012
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$1,976	$—	$1,976
Equity Securities
U.S. Common Stock	43,338	—	—	43,338
Non-U.S. Common Stock	700	—	—	700
Balanced Funds	—	8,077	—	8,077
Pooled Funds	—	150,372	—	150,372
Fixed Income Securities
Government & Government Agency Bonds	—	6,662	—	6,662
Mutual Funds	—	123,447	—	123,447
Corporate Bonds	—	61,382	—	61,382
Municipal Bonds	—	8,696	—	8,696
Asset Backed Securities	—	—	—	—
Total	$44,038	$360,612	$—	$404,650
Receivables				$639
Total				$405,289

	Non-U.S. Plans for the year ended
	December 31, 2013
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$11,956	$—	$—	$11,956
Equity Securities
U.S. Large Cap	40,274	—	—	40,274
Non-U.S. Large Cap	92,551	12,783	—	105,334
Non-U.S. Mid Cap	107	—	—	107
Non-U.S. Small Cap	29	—	—	29
Emerging Markets	57,689	—	—	57,689
Fixed Income Securities
U.S. Treasuries/Government Bonds	328	—	—	328
U.S. Corporate Bonds	—	—	—	—
Non-U.S. Treasuries/Government Bonds	120,651	75,131	—	195,782
Non-U.S. Corporate Bonds	65,443	189,707	—	255,150
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	17,895	—	17,895
Non-U.S. Other Fixed Income	1,205	—	—	1,205
Alternative Types of Investments
Insurance Contracts	334	—	—	334
Hedge Funds	—	—	15,280	15,280
Other	928	—	—	928
Absolute Return Funds	—	31,253	—	31,253
Private Equity Funds	—	—	7	7
Real Estate
Non-U.S. Real Estate	—	64,898	1,221	66,119
Total	$391,495	$391,667	$16,508	$799,670

	Non-U.S. Plans for the year ended
	December 31, 2012
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$14,075	$—	$—	$14,075
Equity Securities
U.S. Large Cap	28,009	—	—	28,009
Non-U.S. Large Cap	116,473	—	—	116,473
Non-U.S. Mid Cap	132	—	—	132
Non-U.S. Small Cap	35	—	—	35
Emerging Markets	25,876	—	—	25,876
Fixed Income Securities
U.S. Treasuries/Government Bonds	52	—	—	52
U.S. Corporate Bonds	—	—	—	—
Non-U.S. Treasuries/Government Bonds	131,764	68,453	—	200,217
Non-U.S. Corporate Bonds	64,583	182,068	—	246,651
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	—	—	—
Non-U.S. Other Fixed Income	1,460	9,944	—	11,404
Alternative Types of Investments
Insurance Contracts	945	—	—	945
Hedge Funds	—	—	14,436	14,436
Private Equity	—	—	7	7
Absolute Return Funds	—	51,156	—	51,156
Real Estate
Non-U.S. Real Estate	—	65,468	1,252	66,720
Total	$383,404	$377,089	$15,695	$776,188
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2013:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Hedge Funds	Total
Ending balance as of December 31, 2012	$1,252	$7	$14,436	$15,695
Actual return on plan assets	(31)	—	844	813
Purchases, sales and settlements	—	—	—	—
Ending balance as of December 31, 2013	$1,221	$7	$15,280	$16,508
The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2013	2012	2013	2012
Discount rate	4.00%	4.60%	4.80%	4.00%
Current medical cost trend rate	6.75%	7.00%	6.50%	6.75%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2021	2021	2021	2021

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$15,781	$15,460	$1,085	$947
Non-U.S. Pension Plans	$36,246	$32,866	$2,932	$1,989
Postretirement Benefit Plan	N/A	$3,225	$190	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $6.1 million and $0.3 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.1 million and $0.3 million, respectively.
We contributed $30.0 million and $19.4 million to our qualified U.S. pension plans and non-U.S. pension plans in 2013. We made $3.5 million in benefit payments with respect to our non-qualified U.S. pension plan. In addition, $5.3 million of payments were made with respect to our other postretirement plans.
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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2013.
The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2013		2012
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$405,505	$405,505	$324,422	$324,422
Credit facilities and bank overdrafts(2)	984	984	297,147	297,147
Long-term debt:(3)
Senior notes — 2007	500,000	590,024	500,000	634,000
Senior notes — 2006	125,000	139,146	225,000	248,000
Senior notes — 2013	299,736	278,770	—	—

_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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
During the year ended December 31, 2013, we entered into multiple forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income ("OCI") as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Ten of these forward currency contracts matured during the year ended December 31, 2013. The outstanding forward currency contacts have remaining maturities of less than one year.
During the year ended December 31, 2013, we continued to enter into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of (Losses)/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
During Q1 2013, we entered into three interest rate swaps to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. During the second quarter of 2013, we terminated these swaps and incurred a loss of $2.7 million, which we will amortize as Interest expense over the life of the Senior Notes - 2013 (discussed in Note 8).
During Q3 2013, we entered into multiple interest rate swap agreements effectively converting the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the year ended December 31, 2013. In addition, two interest rate swaps designated as fair value hedges matured in July 2013.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2013 and December 31, 2012:

(DOLLARS IN THOUSANDS)	December 31, 2013	December 31, 2012
Forward currency contracts	$255,500	$143,483
Interest rate swaps	$375,000	$100,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$580	$8,896	$9,476
Interest rate swaps	670	—	670
	$1,250	$8,896	$10,146
Derivative liabilities(b)
Foreign currency contracts	$6,024	$2,909	$8,933

	December 31, 2012
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$676	$2,535	$3,211
Interest rate swaps	328	—	328
	$1,004	$2,535	$3,539
Derivative liabilities(b)
Foreign currency contracts	$5,251	$278	$5,529
_______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2013 and December 31, 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain For the years ended December 31,		Location of Gain Recognized in Income on Derivative
	2013	2012
Foreign currency contract	$16,479	$17,847	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2013 and December 31, 2012 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2013	2012		2013	2012
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap(1)	$—	$1,975	Other (income) expense, net	$(333)	$(2,787)
Forward currency contract	(1,308)	(6,523)	Cost of goods sold	(624)	4,206
Interest rate swaps (2)	(2,530)	—	Interest expense	(205)	—
Derivatives in Net Investment Hedging Relationships:
Forward currency contract	(1,330)	(395)	N/A	—	—
Total	$(5,168)	$(4,943)		$(1,162)	$1,419
_______________________

(1)	Ten year swap executed in 2003.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2013 and 2012.
The Company expects approximately $2.1 million (net of tax), of derivative losses included in AOCI at December 31, 2013, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive loss, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(10,556)	(4,956)	4,339	(11,173)
Amounts reclassified from AOCI	—	1,162	20,925	22,087
Net current period other comprehensive income (loss)	(10,556)	(3,794)	25,264	10,914
Accumulated other comprehensive loss, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2011	$(111,409)	$4,237	$(268,137)	$(375,309)
OCI before reclassifications	17,687	(3,036)	(58,833)	(44,182)
Amounts reclassified from AOCI	—	(1,419)	17,285	15,866
Net current period other comprehensive income (loss)	17,687	(4,455)	(41,548)	(28,316)
Accumulated other comprehensive loss, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	December 31, 2013	December 31, 2012	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$(333)	$(2,787)	Other (income) expense, net
Foreign currency contracts	(861)	5,802	Cost of goods sold
Interest rate swaps	(205)	—	Interest expense
	237	(1,596)	Provision for income taxes
	$(1,162)	$1,419	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(215)	$(873)	(a)
Prior service cost	(319)	(505)	(a)
Actuarial losses	(33,618)	(26,118)	(a)
	13,227	10,211	Provision for income taxes
	$(20,925)	$(17,285)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 13 to the Consolidated Financial Statements - Employee Benefits for additional information regarding net periodic benefit cost.

NOTE 16.    CONCENTRATIONS OF CREDIT RISK
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
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Minimum rental payments under non-cancelable operating leases are $29.8 million in 2014, $26.4 million in 2015, $23.5 million in 2016 and from 2017 and thereafter through 2031, the aggregate lease obligations are $188.0 million. The corresponding rental expense amounted to $42.5 million, $31.5 million and $30.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.
At December 31, 2013, we had total bank guarantees and standby letters of credit of approximately $61.3 million with various financial institutions. Of this amount, Euro 9.5 million ($13.0 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9. Also included in the above aggregate amount is a total of $13.0 million in bank guarantees which the Company has posted to appeal a Spanish capital tax assessment and $22.1 million for certain other assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2013.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $17.3 million as of December 31, 2013.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. December 31, 2013, we had available lines of credit (in addition to the New Facility as discussed in Note 8) of approximately $84.6 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2013.
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

With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $39.4 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. The case is currently proceeding through general discovery with a trial on the merits anticipated in early 2015. The Company denies the allegations and will vigorously defend its position in Court. At this preliminary stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of December 31, 2013, we estimate a range of reasonably possible loss related to the matters above of $2-$20 million.
In addition, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9). In connection with the 2002 income tax assessment ruling discussed in Note 9, the Appellate Court rejected one of the two bases upon which we based our capital tax position. During the fourth quarter, the Company was notified that the Spanish High Court of Justice ruled against us in regards to the 2002 capital tax case. As a result, the Company recorded a charge of Euro 9.6 million ($13.0 million or $9.1 million, after tax), included in selling and administrative expenses for the year ended December 31, 2013. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014.

NOTE 18. SUBSEQUENT EVENTS

On January 16, 2014, the Company completed the acquisition of Aromor Flavors and Fragrances Ltd., a privately held manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors. IFF funded the transaction with cash. Aromor will become part of the IFF Fragrances Ingredients business.

(a)(3) EXHIBITS

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002 (SEC File No. 001-04858).

3(ii)	By-laws of the Registrant, effective as of February 6, 2014, incorporated by reference to Exhibit 3(ii) to Registrant’s Report on Form 8-K filed on February 7, 2014.

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

4.3
Note Purchase Agreement, dated as of September 27, 2007, by and among International Flavors & Fragrances Inc. and the various purchasers named therein, incorporated by reference to Exhibit 4.7 to Registrant’s Report on Form 8-K filed on October 1, 2007 (SEC File No. 001-04858).

4.4	Form of Series A, Series B, Series C and Series D Senior Notes incorporated by reference to Exhibit 4.8 of Registrant’s Report on Form 8-K filed on October 1, 2007 (SEC File No. 001-04858).

*10.1
Letter Agreement between International Flavors & Fragrances Inc. and Douglas D. Tough, dated September 8, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 14, 2009.

*10.2
Supplemental Retirement Plan, adopted by the Registrant’s Board of Directors on October 29, 1986 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-K filed on February 27, 2008 (SEC File No. 001-04858).

*10.3
2000 Stock Award and Incentive Plan, adopted by the Registrant’s Board of Directors on March 9, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-K filed on February 27, 2008 (SEC File No. 001-04858).

*10.4	2010 Stock Award and Incentive Plan, as Amended and Restated as of February 6, 2014.

*10.5
2000 Supplemental Stock Award Plan, adopted by the Registrant’s Board of Directors on November 14, 2000 as amended and restated through October 9, 2007, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on February 27, 2008 (SEC File No. 001-04858).

*10.6	Performance Criteria for the Registrant’s Equity Choice Program relating to Senior Executives incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on May 6, 2010.

*10.7
Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-Q filed on October 31, 2007 (SEC File No. 001-04858).

*10.8
Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007 (SEC File No. 001-04858).

Exhibit Number	Description

*10.9
Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Report on Form 10-Q filed on October 31, 2007 (SEC File No. 001-04858).

*10.10
Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.11
Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2009.

*10.12
Form of Employee Stock Option Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC File No. 001-04858).

*10.13
Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004 (SEC File No. 001-04858).

*10.14	Restated and Amended Executive Separation Policy Document, as Amended through and including February 6, 2014.

*10.15
Trust Agreement dated October 4, 2000 among Registrant, First Union National Bank and Buck Consultants Inc. approved by Registrant’s Board of Directors on September 12, 2000, incorporated by reference to Exhibit 10.21 to Registrant’s Report on Form 10-K filed on March 13, 2006 (SEC File No. 001-04858).

*10.16
Amendment dated August 2, 2005 to the Trust Agreement dated October 4, 2000 among Registrant, Wachovia Bank, N.A. (formerly First Union National Bank) and Buck Consultants LLC (formerly Buck Consultants Inc.), incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q filed on August 5, 2005 (SEC File No. 001-04858).

*10.17
2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 8-K filed on December 20, 2004 (SEC File No. 001-04858).

*10.18
Amendment No. 1, dated as of March 6, 2012, to the 2000 Stock Option Plan for Non-Employee Directors as amended and restated as of December 15, 2004, incorporated by reference to Exhibit 10.20(a) to Registrants Report on Form 10-Q filed on May 8, 2012.

*10.19
Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009, incorporated by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K filed on February 25, 2010.

10.20	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008 (SEC File No. 001-04858).

10.21
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

10.22
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

*10.23	Form of Executive Death Benefit Plan Agreement incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.24	Deferred Compensation Plan, as amended and restated December 12, 2011 incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.25
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

*10.29	Form of Annual Bonus Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan

*10.30	Form of Long-Term Incentive Plan Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan

21	List of Principal Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Kevin C. Berryman
Name:	Kevin C. Berryman
Title:	Executive Vice President and Chief Financial Officer
Dated: February 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Douglas D. Tough	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
Douglas D. Tough

/S/ Kevin C. Berryman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014
Kevin C. Berryman

/S/ Marcello V. Bottoli	Director	February 25, 2014
Marcello V. Bottoli

/S/ Linda B. Buck	Director	February 25, 2014
Linda B. Buck

/S/ J. Michael Cook	Director	February 25, 2014
J. Michael Cook

/S/ Roger W. Ferguson, Jr.	Director	February 25, 2014
Roger W. Ferguson, Jr.

/S/ Andreas Fibig	Director	February 25, 2014
Andreas Fibig

/S/ Christina Gold	Director	February 25, 2014
Christina Gold

/S/ Alexandra A. Herzan	Director	February 25, 2014
Alexandra A. Herzan

/S/ Henry W. Howell, Jr.	Director	February 25, 2014
Henry W. Howell, Jr.

/S/ Katherine M. Hudson	Director	February 25, 2014
Katherine M. Hudson

/S/ Arthur C. Martinez	Director	February 25, 2014
Arthur C. Martinez

/S/ Dale F. Morrison	Director	February 25, 2014
Dale F. Morrison

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2013
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$9,293	$1,984		$(1,059)	$275	$10,493
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	450,733	38,360	(2)	—	14,897	503,990

	For the Year Ended December 31, 2012
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$5,831	$3,639		$(824)	$647	$9,293
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	290,879	153,718	(3)	—	6,136	450,733

	For the Year Ended December 31, 2011
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$8,470	$(518)		$(1,219)	$(902)	$5,831
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	288,182	8,743		—	(6,046)	290,879
_______________________
(1) Amounts have been revised to properly reflect a $2.1 million prior period adjustment.
(2) The 2013 amount includes a revision to the 2012 foreign net operating loss carryforwards in the amount of $30 million, as discussed in Note 9 of the Consolidated Financial Statements.
(3) The 2012 amount includes a revision to the 2011 foreign net operating loss carryforwards in the amount of $74 million, as discussed in Note 9 of the Consolidated Financial Statements.

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.
INVESTOR INFORMATION
ANNUAL MEETING
The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on May 13, 2014 at 10:00 a.m., EDT.
IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 26, 2014, which will provide instructions as to how shareholders may access and review the proxy materials for the 2014 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.
TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
59Maiden Lane
New York, New York 10038
800-937-5449
www.amstock.com
LISTED
New York Stock Exchange
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
WEBSITE
www.iff.com