Form 10-Q
period 2014-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2014-05-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
Number of shares outstanding as of April 22, 2014: 81,289,929

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$268,584	$405,505
Trade receivables (net of allowances of $10,703 and $10,493, respectively)	574,678	524,493
Inventories: Raw materials	250,614	252,457
Work in process	16,413	6,658
Finished goods	285,089	274,691
Total Inventories	552,116	533,806
Deferred income taxes	30,394	40,189
Prepaid expenses and other current assets	144,079	148,910
Total Current Assets	1,569,851	1,652,903
Property, plant and equipment, at cost	1,805,336	1,757,983
Accumulated depreciation	(1,109,102)	(1,070,768)
	696,234	687,215
Goodwill	676,051	665,582
Other intangible assets, net	83,265	30,615
Deferred income taxes	154,875	154,437
Other assets	141,077	140,979
Total Assets	$3,321,353	$3,331,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$2,291	$149
Accounts payable	208,995	226,733
Accrued payroll and bonus	46,356	105,816
Dividends payable	31,676	31,740
Restructuring and other charges	2,116	2,116
Other current liabilities	193,107	193,812
Total Current Liabilities	484,541	560,366
Long-term debt	931,635	932,665
Deferred gains	40,610	41,339
Retirement liabilities	238,307	238,225
Other liabilities	105,322	92,085
Total Other Liabilities	1,315,874	1,304,314
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,840 shares as of March 31, 2014 and December 31, 2013; and outstanding 81,221,844 and 81,384,246 shares as of March 31, 2014 and December 31, 2013	14,470	14,470
Capital in excess of par value	131,981	131,461
Retained earnings	3,150,688	3,075,657
Accumulated other comprehensive loss	(397,282)	(392,711)
Treasury stock, at cost - 34,539,996 shares as of March 31, 2014 and 34,377,594 shares as of December 31, 2013	(1,383,341)	(1,365,805)
Total Shareholders’ Equity	1,516,516	1,463,072
Noncontrolling interest	4,422	3,979
Total Shareholders’ Equity including noncontrolling interest	1,520,938	1,467,051
Total Liabilities and Shareholders’ Equity	$3,321,353	$3,331,731

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$770,224	$727,836
Cost of goods sold	428,812	416,476
Research and development expenses	61,504	59,101
Selling and administrative expenses	123,733	114,653
Restructuring and other charges, net	122	—
Interest expense	11,677	11,152
Other expense (income), net	1,443	(1,069)
Income before taxes	142,933	127,523
Taxes on income	36,226	36,826
Net income	106,707	90,697
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(9,396)	226
Gains (losses) on derivatives qualifying as hedges	460	(128)
Pension and postretirement net liability	4,365	5,132
Other comprehensive income (loss)	(4,571)	5,230
Total comprehensive income	$102,136	$95,927
Net income per share - basic	$1.31	$1.11
Net income per share - diluted	$1.30	$1.10
Average number of shares outstanding - basic	81,053	81,291
Average number of shares outstanding - diluted	81,732	82,024
Dividends declared per share	$0.39	$0.34
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$106,707	$90,697
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	22,830	19,405
Deferred income taxes	8,246	12,232
Gain on disposal of assets	(811)	(1,085)
Stock-based compensation	4,695	4,523
Changes in assets and liabilities, net of Aromor acquisition:
Trade receivables	(41,569)	(34,448)
Inventories	(591)	18,208
Accounts payable	(11,989)	(29,339)
Accruals for incentive compensation	(62,282)	(43,178)
Other current payables and accrued expenses	1,096	(6,766)
Other assets	4,446	3,531
Other liabilities	4,215	(15,061)
Net cash provided by operating activities	34,993	18,719
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration)	(102,400)	—
Additions to property, plant and equipment	(33,836)	(29,861)
Proceeds from termination of life insurance contracts	12,308	793
Maturity of net investment hedges	(472)	530
Proceeds from disposal of assets	2,042	204
Net cash used in investing activities	(122,358)	(28,334)
Cash flows from financing activities:
Cash dividends paid to shareholders	(31,743)	—
Net change in revolving credit facility borrowings and overdrafts	1,309	(352)
Proceeds from issuance of stock under stock plans	913	1,970
Excess tax benefits on stock-based payments	315	744
Purchase of treasury stock	(20,122)	(14,242)
Net cash used in financing activities	(49,328)	(11,880)
Effect of exchange rate changes on cash and cash equivalents	(228)	(2,881)
Net change in cash and cash equivalents	(136,921)	(24,376)
Cash and cash equivalents at beginning of year	405,505	324,422
Cash and cash equivalents at end of period	$268,584	$300,046
Interest paid, net of amounts capitalized	$20,033	$22,167
Income taxes paid	$18,681	$21,317

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2014 and 2013 quarters, the actual closing dates were March 28 and March 29, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.
In July 2013, the FASB issued authoritative guidance related to the financial statement presentation of unrecognized tax benefits. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such situations, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2014	2013
Basic	81,053	81,291
Assumed dilution under stock plans	679	733
Diluted	81,732	82,024
There were no stock options and stock settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2014 and 2013.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of March 31, 2014 and 2013 was immaterial (approximately 0.7% of the total number of common shares outstanding as of

March 31, 2014 and 2013). Net income allocated to such PRS was $0.7 million and $0.6 million during the three months ended March 31, 2014 and 2013, respectively.
Note 3. Restructuring and Other Charges, Net:
Fragrance Ingredients Rationalization
During the second quarter of 2013, the Company announced that it intends to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and plans to consolidate production into other Company facilities. In connection with this closure, the Company expects to incur charges of $16 - $21 million, consisting primarily of $10 - $12 million in accelerated depreciation of fixed assets, $3 - $4 million in personnel-related costs and $3 - $5 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During the first quarter of 2014, the Company recorded an additional $0.1 million of severance costs included in Restructuring and other charges, net and $2.3 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The remainder of the estimated costs is expected to be recognized over the following quarter. The Company expects that 43 positions will be eliminated as a result of these decisions. The Company estimates that approximately $6 - $9 million of the costs will result in future cash expenditures.
Changes in employee-related restructuring liabilities during the three months ended March 31, 2014 related to the Fragrance Ingredients Rationalization were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Total
December 31, 2013	$2,116	$—	$2,116
Additional charges, net	122	2,250	2,372
Non-cash charges	—	(2,250)	(2,250)
Payments and other costs	(122)	—	(122)
March 31, 2014	$2,116	$—	$2,116
Note 4. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Gross carrying value (1)	$219,004	$165,406
Accumulated amortization	(135,739)	(134,791)
Total	$83,265	$30,615

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
On January 15, 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"), a privately held manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors. The acquisition was accounted for under the purchase method. The Company paid $102.5 million (including $0.1 million of cash acquired) for this acquisition, which was funded out of existing cash resources. Aromor is part of the IFF Fragrances Ingredients business and was acquired in order to strengthen this business and provide cost-effective quality materials for use in our formula creations. The purchase price exceeded the carrying value of existing net assets by approximately $56 million. The excess was allocated principally to identifiable intangible assets (approximately $53 million), goodwill (approximately $10 million) and approximately $9 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. Additionally, the consideration included $15 million related to post-combination contingent consideration, held in escrow. This amount has been escrowed and will be expensed by the Company as it is earned by the selling shareholders over three years based upon the continued participation in the acquired business of certain key personnel. The purchase price allocation is preliminary pending final valuations and is expected to be completed by the second quarter of 2014, with the assignment of final values to various intangible assets. No pro forma financial information for 2013 is presented as the impact of the acquisition is immaterial.

Amortization expense was $1.2 million for the three months ended March 31, 2014 and $1.5 million for the three months ended March 31, 2013. Annual amortization is expected to be $5.4 million for the year 2014, $5.4 million for the years 2015 through 2017, $5.3 million for the year 2018 and $4.6 million for the year 2019. The above amounts are still subject to final purchase price allocations.
Note 5. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2014	December 31, 2013
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,760	299,736
Bank overdrafts and other			2,557	984
Deferred realized gains on interest rate swaps			6,609	7,094
			933,926	932,814
Less: Current portion of long-term debt			(2,291)	(149)
			$931,635	$932,665
On April 4, 2014, the Company and certain of its subsidiaries amended and restated the Company’s existing credit agreement with Citibank, N.A., as administrative agent, to, among other things (i) modify the available tranches of the revolving loan facility provided under the credit agreement (the “Credit Facility”), (ii) reduce the applicable margin on the interest rate on advances under the Credit Facility to a range of 0.0% to 0.750% for base rate advances and 0.750% to 1.750% for Eurocurrency rate advances, depending on the Company’s public debt rating and (iii) extend the maturity date of the Credit Facility until April 4, 2019. Tranche A of the Credit Facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $456 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the Credit Facility is available to borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $494 million.
Note 6. Income Taxes:
At March 31, 2014, we had $21.5 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2014, the Company had accrued interest and penalties of $2.3 million classified in Other liabilities.
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
As of March 31, 2014, the Company had one outstanding income tax case in Spain relating to fisca1 year 2002. The Company has fully reserved the assessment originally asserted by the Spanish tax authority. The Company is awaiting a decision on its appeal, and in order to proceed with the appeal, the Company was required to post a bank guaranty, which as of March 31, 2014, was in the amount of Euro 1.8 million ($2.5 million).
In addition to the above, the Company has also been a party to dividend withholding tax controversies in Spain. At March 31, 2014, the Company had Euro 4.5 million ($6.2 million) reflected in income taxes payable in connection with three of these cases. The fourth and final remaining case is under appeal and has not yet been heard by the Spanish Supreme Court, with an aggregate value of Euro 3.2 million ($4.5 million), including estimated interest, which is fully reserved as of March 31, 2014. As of March 31, 2014, the Company had posted bank guarantees of Euro 7.7 million ($10.7 million) in order to proceed with the appeal.

In addition to the Spanish tax controversy, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2004 to 2013. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
As of March 31, 2014, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $23.8 million, which includes $2.2 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 fiscal year, $3.8 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.
The effective tax rate for the three months ended March 31, 2014 was 25.3% compared with 28.9% for the three months ended March 31, 2013. The effective tax rate for the 2013 first quarter includes a $6.2 million after-tax charge associated with the 2002-2003 tax ruling during the first quarter of 2013, which was partially offset by a $2.7 million benefit associated with U.S. tax legislation enacted in the first quarter of 2013 (including the R&D tax credit). The quarter-over-quarter decrease is principally driven by the absence of the $6.2 million after-tax charge partially offset by the expiration of the R&D tax credit in December 2013.

Note 7. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSUs”), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Equity-based awards	$4,695	$4,523
Liability-based awards	1,245	1,451
Total stock-based compensation expense	5,940	5,974
Less: tax benefit	(1,726)	(1,907)
Total stock-based compensation expense, after tax	$4,214	$4,067
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

Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Net sales:
Flavors	$366,505	$356,361
Fragrances	403,719	371,475
Consolidated	$770,224	$727,836
Segment profit:
Flavors	$88,063	$83,039
Fragrances	87,166	68,354
Global expenses	(16,435)	(12,589)
Restructuring and other charges, net	(122)	—
Operational improvement initiative costs (1)	(2,619)	(1,198)
Operating profit	156,053	137,606
Interest expense	(11,677)	(11,152)
Other (income) expense, net	(1,443)	1,069
Income before taxes	$142,933	$127,523

(1)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2014 and 2013 were $159.0 million and $158.2 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2014 and 2013 were $611.2 million and $569.6 million, respectively. No non-U.S. country had net sales in any period presented greater than 8% of total consolidated net sales.

Note 9. Employee Benefits:
Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Service cost for benefits earned	$885	$881
Interest cost on projected benefit obligation	6,232	5,741
Expected return on plan assets	(6,913)	(6,557)
Net amortization and deferrals	4,255	5,869
Net periodic benefit cost	4,459	5,934
Defined contribution and other retirement plans	2,112	1,870
Total expense	$6,571	$7,804

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Service cost for benefits earned	$3,948	$4,143
Interest cost on projected benefit obligation	8,412	7,874
Expected return on plan assets	(12,481)	(12,099)
Net amortization and deferrals	2,955	2,368
Loss due to settlements and special terminations	—	40
Net periodic benefit cost	2,834	2,326
Defined contribution and other retirement plans	1,177	1,291
Total expense	$4,011	$3,617
The Company expects to contribute approximately $21 million to its non-U.S. pension plans during 2014. In the three months ended March 31, 2014, $5.3 million of contributions were made to the non-U.S. plans. In the three months ended March 31, 2014, $1.0 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Service cost for benefits earned	$323	$362
Interest cost on projected benefit obligation	1,238	1,168
Net amortization and deferrals	(978)	(663)
Total postretirement benefit expense	$583	$867
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2014. In the three months ended March 31, 2014, $1.6 million of contributions were made, respectively.

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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2013 Form 10-K.
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2014.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$268,584	$268,584	$405,505	$405,505
Credit facilities and bank overdrafts (2)	2,557	2,557	984	984
Long-term debt: (3)
Senior notes - 2007	500,000	593,909	500,000	590,024
Senior notes - 2006	125,000	137,469	125,000	139,146
Senior notes - 2013	299,760	286,922	299,736	278,770

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the three months ended March 31, 2014 and the year ended December 31, 2013, we entered into a forward currency contract which qualified as a net investment hedge, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Three of these forward currency contracts matured during the three months ended March 31, 2014. The outstanding forward currency contracts have remaining maturities of approximately one year.

During the three months ended March 31, 2014 and the year ended December 31, 2013, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in

OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During Q1 2013, we entered into three interest rate swaps to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. During the second quarter of 2013, we terminated these swaps and incurred a loss of $2.7 million, which we will amortize as Interest expense over the life of the Senior Notes - 2013 (discussed in Note 8 of our 2013 Form 10-K).
During Q3 2013, we entered into multiple interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three months ended March 31, 2014.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2014 and December 31, 2013:

(DOLLARS IN THOUSANDS)	March 31, 2014	December 31, 2013
Foreign currency contracts	$234,300	$255,500
Interest rate swaps	$375,000	$375,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$746	$1,943	$2,689
Interest rate swaps	289	—	289
	$1,035	$1,943	$2,978
Derivative liabilities (b)
Foreign currency contracts	$5,515	$4,039	$9,554

	December 31, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$580	$8,896	$9,476
Interest rate swaps	670	—	670
	$1,250	$8,896	$10,146
Derivative liabilities (b)
Foreign currency contracts	$6,024	$2,909	$8,933

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of (Loss) Gain		Location of (Loss) Gain Recognized in Income on Derivative
	Three Months Ended March 31,
	2014	2013
Foreign currency contracts	$(2,926)	$8,177	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$118	Other expense (income), net	$—	$(215)
Foreign currency contracts	391	1,022	Cost of goods sold	(753)	1,713
Interest rate swaps (2)	69	(1,194)	Interest expense	(69)	—
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(375)	1,985	N/A	—	—
Total	$85	$1,931		$(822)	$1,498

(1)	Ten year swap executed in 2003.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2014 and 2013. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2014 and 2013.
The Company expects that approximately $2.2 million (net of tax) of derivative losses included in AOCI at March 31, 2014, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(9,396)	(361)	—	(9,757)
Amounts reclassified from AOCI	—	821	4,365	5,186
Net current period other comprehensive income (loss)	(9,396)	460	4,365	(4,571)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2014	$(113,674)	$(3,552)	$(280,056)	$(397,282)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	226	1,370	—	1,596
Amounts reclassified from AOCI	—	(1,498)	5,132	3,634
Net current period other comprehensive income (loss)	226	(128)	5,132	5,230
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2013	$(93,496)	$(346)	$(304,553)	$(398,395)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$—	$(215)	Other (income) expense, net
Foreign currency contracts	(1,038)	2,363	Cost of goods sold
Interest rate swaps	(69)	—	Interest expense
	286	(650)	Provision for income taxes
	$(821)	$1,498	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$—	$(40)	(a)
Prior service cost	1,111	1,098	(a)
Actuarial losses	(7,343)	(8,672)	(a)
	1,867	2,482	Provision for income taxes
	$(4,365)	$(5,132)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 13 of our 2013 Form 10-K for additional information regarding net periodic benefit cost.

Note 12. Commitments and Contingencies:
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.
At March 31, 2014, we had total bank guarantees and standby letters of credit of approximately $45.9 million with various financial institutions. Of this amount, Euro 9.5 million ($13.2 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9 of our 2013 Form 10-K. Also included in the above aggregate amount is a total of $22.6 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2014.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $20 million as of March 31, 2014.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At March 31, 2014, we had available lines of credit (in addition to the Credit Facility discussed in Note 5) of approximately $84.9 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2014.

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
We have been identified as a PRP at eight facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our potential liability on at least a quarterly basis. We accrue for environmental liabilities when they are probable and estimable. We estimate our share of the total future cost for these sites to be less than $5 million.

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
Other Contingencies
The Company has contingencies involving third parties (such as labor, contract, technology or product-related claims or litigation) as well as government-related items in various jurisdictions in which we operate pertaining to such items as value-added taxes, other indirect taxes, customs and duties and sales and use taxes. It is possible that cash flows or results of operations, in any period, could be materially affected by the unfavorable resolution of one or more of these contingencies.
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $42.6 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Based on the information available as of March 31, 2014, we estimate a range of reasonably possible loss related to the matters above, collectively, is $3-$20 million.
Separately, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9 of our 2013 Form 10-K). In connection with the 2002 income tax assessment ruling the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $13 million. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014.

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
Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. During the first quarter of 2014, we announced that we realigned our creative and commercial teams within our Fragrance Compounds activities to newly-defined broad market categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories: Fabric Care, Home Care, Personal Wash, Hair Care and Toiletries. In addition, our Fragrance Ingredients are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds. Previously, our Fragrance Compounds were aligned into two broad categories (1) Fine Fragrance and Beauty Care and (2) Functional Fragrances.
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
Net sales growth during the first quarter of 2014 was 6% on a reported basis. Excluding the effects of currency, local currency (LC) sales grew 7% (including a 1% benefit associated with the acquisition of Aromor). The LC growth reflects good new win performance (net of losses) in both Flavors and Fragrance Compounds as well as strong sales of specialty ingredients within Fragrance Ingredients, benefiting from Aromor. We expect that growth rates for the second quarter will be in line with our long-term strategic targets, driven by new win performance, innovation and emerging market leverage.
Exchange rate fluctuations had a 100 basis points (bps) unfavorable impact on net sales for the first quarter, as modest strengthening of the Euro versus the dollar was more than offset by double-digit currency declines versus the dollar in certain markets versus the prior year quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins improved versus the first quarter of 2013. The improvement reflects the favorable net impact of input costs to pricing, mix enhancements and cost reduction initiatives when compared to the first quarter of 2013. While the overall raw material cost environment is modestly favorable, the overall cost base remains quite elevated. In addition, there are certain key supplies where prices are still near all-time highs. While there is overall economic uncertainty and market volatility of our crop-related raw materials, we continue to believe cost pressures will develop in the second half of the year. As a result, we continue to seek improvements in our margins through operational performance and mix enhancement. While we continue to target year-over-year expansion in our gross margins, we expect that the rate of improvement during 2014 versus 2013 will be substantially less given the strong improvement realized during 2013. Included in the first quarter of 2014 is $2.6 million of costs associated with restructuring and operational improvement initiatives. During the fourth quarter of 2013, we completed the testing and start-up process at our Flavors compounding facility in China and began commercial production, which has resulted in higher depreciation expense and other operating costs associated with the commercial start-up.

FINANCIAL PERFORMANCE OVERVIEW
Reported sales in the first quarter of 2014 increased approximately 6%. In LC terms, sales increased 7% (including a 1% benefit associated with the acquisition of Aromor) reflecting the strength of our broad and diverse portfolio of end-use product categories and geographies. The overall increase was driven by new win performance in both Flavors and Fragrance Compounds as well as strong sales of specialty ingredients within Fragrance Ingredients, which includes the benefit of the Aromor acquisition. Flavors realized LC growth of 5% for the first quarter of 2014. Our Fragrance business achieved LC growth of 8%, compared with LC sales in the first quarter of 2013. Fragrances performance reflects new win performance in our Fragrance Compounds end-use categories, led by sales in our Fine Fragrance, Fabric Care and Hair Care categories. Overall, our first quarter 2014 results continued to be driven by our strong emerging market presence that represented 49% of sales and experienced 7% LC growth. From a geographic perspective, the Latin America (LA), Europe, Africa and Middle East (EAME), Greater Asia (GA) and North America (NOAM) regions all delivered LC growth in 2014, led by GA, with 11% LC growth.
Operating profit increased $18.5 million to $156.1 million (20.3% of sales) in the 2014 first quarter compared to $137.6 million (18.9% of sales) in the comparable 2013 period. The three months ended March 31, 2014 included restructuring and operational improvement initiative costs of $2.6 million. Excluding these charges, adjusted operating profit was $158.8 million (20.6% of sales) for the first quarter of 2014. The quarter-over-quarter improvement also reflects gross margin expansion that collectively more than offset the effects of higher R&D, selling and administrative costs (including higher incentive compensation expense). The results of Aromor were not significant to the consolidated financial performance of the Company for the first quarter of 2014.
Net income increased by $16.0 million quarter-over-quarter to $106.7 million for the first quarter of 2014 principally driven by improved operating performance.
We continue to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the first quarter of 2014. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2014, we believe that capital spending will approach 5% of sales as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations for the three months ended March 31, 2014 were $35.0 million or 4.5% of sales, compared to cash inflow from operations of $18.7 million or 2.6% of sales for the three months ended March 31, 2013. The increase in cash flow from operations in 2014 primarily reflects the absence of a $30.0 million pension contribution payment which was made in the first quarter of 2013, which was offset by higher incentive compensation payments in the 2014 period as compared to 2013.

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2014	2013	Change
Net sales	$770,224	$727,836	6%
Cost of goods sold	428,812	416,476	3%
Gross profit	341,412	311,360
Research and development (R&D) expenses	61,504	59,101	4%
Selling and administrative (S&A) expenses	123,733	114,653	8%
Restructuring and other charges, net	122	—	100%
Operating profit	156,053	137,606
Interest expense	11,677	11,152	5%
Other expense (income), net	1,443	(1,069)	(235)%
Income before taxes	142,933	127,523
Taxes on income	36,226	36,826	(2)%
Net income	$106,707	$90,697	18%
Diluted EPS	$1.30	$1.10	18%
Gross margin	44.3%	42.8%	150.0
R&D as a percentage of sales	8.0%	8.1%	(10.0)
S&A as a percentage of sales	16.1%	15.8%	30.0
Operating margin	20.3%	18.9%	140.0
Adjusted operating margin (1)	20.6%	19.1%	150.0
Effective tax rate	25.3%	28.9%	(360.0)
Segment net sales
Flavors	$366,505	$356,361	3%
Fragrances	403,719	371,475	9%
Consolidated	$770,224	$727,836

(1)
Adjusted operating margin excludes the Restructuring and other charges, net and operational improvement initiative costs of $2.6 million for the three months ended March 31, 2014 and $1.2 million of operational improvement initiative costs for the three months ended March 31, 2013.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2014 IN COMPARISON TO FIRST QUARTER 2013
Sales
Sales for the first quarter of 2014 totaled $770.2 million, an increase of 6% from the prior year quarter. Excluding the impact of foreign currency, LC sales increased 7% (including a 1% benefit associated with the acquisition of Aromor), as a result of new wins in both Flavors and Fragrance Compounds and strong Fragrance Ingredients LC sales. Overall LC growth was driven by 7% growth in emerging markets (prior to the impact of Aromor).
Flavors Business Unit
Flavors reported sales growth increased 3% and LC sales growth increased 5% during the first quarter of 2014 compared to the 2013 period. The overall increase was principally driven by new wins. On an end-use product category basis, LC growth was led by double-digit growth in Beverage and mid single-digit gains in Savory and Dairy. The Flavors business delivered LC growth in LA, GA and EAME, led by LA, while sales declined in NOAM. Sales in LA were driven by high double-digit gains in Beverage. Sales in GA were driven by mid to high single-digit gains in Savory and Beverage. Sales in EAME were driven by mid single-digit gains in Savory and Beverage. The declines in NOAM were primarily driven by overall market weakness, resulting in lower volumes on existing business across all categories, with a particular impact in the Sweet category.
Fragrances Business Unit
The Fragrances business experienced a 9% increase in reported sales and an 8% increase in LC sales for the first quarter of 2014 compared to the first quarter of 2013 (including a 1% benefit associated with the acquisition of Aromor). The overall increase was driven by new wins in our Fragrance Compounds categories as well as strong sales of specialty ingredients within Fragrance Ingredients, which benefited from the acquisition of Aromor during the quarter. Our Fragrance Compounds and Fragrance Ingredients categories saw LC sales grow 6% and 22%, respectively, over the prior year period. Fragrance Ingredients includes a 14% benefit from Aromor. Within Fragrance Compounds, sales were driven by double-digit growth in Fine Fragrances and Hair Care as well as high single-digit growth in Fabric Care.
Sales performance by Region and Category

		% Change in Sales-First Quarter 2014 vs. First Quarter 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	29%	6%	-1%	8%	-4%	2%
EAME	Reported	22%	0%	46%	15%	5%	10%
	Local Currency (1)	19%	-2%	43%	12%	4%	9%
LA	Reported	-19%	-1%	-6%	-6%	19%	1%
	Local Currency (1)	-16%	0%	-6%	-5%	23%	3%
GA	Reported	-4%	12%	37%	14%	2%	6%
	Local Currency (1)	-4%	13%	43%	16%	8%	11%
Total	Reported	11%	4%	22%	9%	3%	6%
	Local Currency (1)	10%	4%	22%	8%	5%	7%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM Flavors sales decreased 4% as a result of low single-digit gains in Beverage that were more than offset by double-digit declines in Sweet and single-digit declines in Savory and Dairy. NOAM Fragrance sales increased 8% in the first quarter of 2014, principally due to high double-digit gains in Fine Fragrances and Home Care, which were only partially offset by declines in Fabric Care and Fragrance Ingredients.

•
EAME Flavors LC sales growth of 4% was led by high single-digit growth in Beverage and Dairy and mid single-digit growth in Savory. EAME Fragrance LC sales increased 12% overall, driven mainly by high double-digit growth in Fine Fragrances and Fragrance Ingredients, which were partially offset by declines in the Home Care and Personal Wash categories.

•
LA Flavors LC sales were up 23% as new wins drove high double-digit gains in Beverages and high single-digit gains in Savory, which were partially offset by mid single-digit declines in Sweet. LA Fragrances LC sales decreased 5% overall, principally related to double-digit gains within the Personal Wash and Hair Care categories, which were more than offset by double-digit declines in Fine Fragrances and declines within Home Care and Fragrance Ingredients.

•
GA Flavors had 8% LC sales growth from high single-digit growth in all categories, driven by new win performance. GA Fragrances LC sales growth of 16% was driven by double-digit growth in Fabric Care and Fragrance Ingredients as well as high single-digit growth in the Hair Care and Toiletries categories.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 150 bps to 55.7% in the first quarter of 2014 compared to 57.2% in the first quarter of 2013. The improvement versus last year was mainly driven by the favorable net impact of input costs to pricing, mix enhancements and cost reduction initiatives on a year-over-year basis.

Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, remained relatively consistent with prior year at 8.0% in the first quarter of 2014 versus 8.1% in the first quarter of 2013.
Selling and Administrative (S&A) Expenses
S&A expenses, as a percentage of sales, increased 30 bps to 16.1% in the first quarter of 2014 versus 15.8% in the first quarter of 2013. The increase in S&A as a percentage of sales principally reflects the inclusion of Aromor-related expenses and higher incentive compensation expense.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, net, Interest expense, Other expense, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$88,063	$83,039
Fragrances	87,166	68,354
Global	(16,435)	(12,589)
Restructuring and other charges, net	(122)	—
Operational improvement initiative costs	(2,619)	(1,198)
Operating profit	$156,053	$137,606
Profit margin
Flavors	24.0%	23.3%
Fragrances	21.6%	18.4%
Consolidated	20.3%	18.9%

Flavors Segment Profit
Flavors segment profit totaled $88.1 million in the first quarter of 2014, or 24.0% as a percentage of sales, compared to $83.0 million, or 23.3% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was driven primarily by volume growth from new wins, gross margin improvement and disciplined cost control.
Fragrances Segment Profit
Fragrances segment profit totaled $87.2 million in the first quarter of 2014, or 21.6% as a percentage of sales, compared to $68.4 million, or 18.4% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was due to strong local currency sales growth, gross margin expansion and productivity gains.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2014, Global expenses were $16.4 million compared to $12.6 million during the first quarter of 2013. The increase primarily reflects higher incentive compensation expense.
Restructuring and Other Charges, Net
Restructuring and other charges, net in 2014 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. During the first quarter of 2014, the Company recorded $0.1 million of severance costs included in Restructuring and other charges, net and $2.3 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. We expect that 43 positions will be eliminated as a result of these decisions. We estimate that approximately $6-$9 million of the costs will result in future cash expenditures.

Interest Expense
Interest expense increased $0.5 million to $11.7 million in the first quarter of 2014 compared to the first quarter of 2013. Average cost of debt was 5.0% for the 2014 three month period compared to 4.4% in the 2013 three month period.
Other Expense (Income), Net
Other expense (income), net decreased by approximately $2.5 million to $1.4 million of expense in the first quarter of 2014 versus $1.1 million of income in the comparable 2013 period. The decrease over the prior year period is driven largely by changes in realized and unrealized foreign exchange losses/gains on working capital.
Income Taxes
The effective tax rate for the three months ended March 31, 2014 was 25.3% compared with 28.9% for the three months ended March 31, 2013. Excluding the impact of taxes related to restructuring and other charges in the current quarter, and the Spanish tax charge and other items impacting comparability in the prior year quarter, the first quarter 2014 adjusted effective tax rate was 25.5%, or 150 basis points higher than the first quarter 2013 adjusted effective tax rate of 24.0%. The increase in the adjusted effective tax rate was primarily driven by the absence of the U.S. R&D tax credit in the current quarter.

 Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $268.6 million at March 31, 2014 compared to $405.5 million at December 31, 2013, of which $184.7 million of the balance at March 31, 2014 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in the first three months of 2014 were $35.0 million compared to $18.7 million in the first three months of 2013, which included an outflow of cash of $30.0 million related to pension contributions in the first quarter of 2013. The net cash outflow associated with our core working capital increased by $8.6 million compared to the first three months of 2013. Operating cash flows versus the prior year period also reflects higher incentive compensation payments when compared to 2013.
Working capital (current assets less current liabilities) totaled $1,085.3 million at March 31, 2014, compared to $1,092.5 million at December 31, 2013. The slight decrease in working capital reflects the cash paid for the acquisition of Aromor offset by the effects of higher commercial activity on trade receivables. We selectively participate in programs offered by certain of our global customers. When participating in these programs, we accelerate the receipt of cash by selling the selected accounts receivable positions with these customers, on a non-recourse basis, at a discount to designated third party banks. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first three months of 2014 utilized $122.4 million compared to $28.3 million in the prior year period.
The Company paid $102.4 million (net of $0.1 million of cash acquired) for the acquisition of Aromor, which was funded from existing cash resources.
Additions to property, plant and equipment were $33.8 million during the first three months of 2014 compared to $29.9 million in the first three months of 2013. The increase in additions versus last year reflects planned investments in capacity and new technologies, mainly in the emerging markets. We expect additions to property, plant and equipment to approach 4-5% of our sales in 2014.

CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first three months of 2014 used $49.3 million compared to $11.9 million in the first three months of 2013. The increase in cash used for financing activities principally reflects the payment of the first quarter dividend in 2014 as well as increased treasury stock purchases in 2014 as compared to 2013.
At March 31, 2014, we had $933.9 million of debt outstanding compared to $932.8 million outstanding at December 31, 2013.
We paid dividends totaling $31.7 million in the 2014 period. We declared a cash dividend per share of $0.39 in the first quarter of 2014 that was paid on April 8, 2014 to all shareholders of record as of March 27, 2014. There was no dividend payment made during the first quarter of 2013 as payment was made during the fourth quarter of 2012.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $178.0 million available under the repurchase program, approximately 1.9 million shares, or 2.3% of shares outstanding (based on the market price and shares outstanding as of March 31, 2014) could be repurchased under the program as of March 31, 2014. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended March 31, 2014, we repurchased 226,857 shares on the open market at an aggregate cost of $20.1 million or an average of $88.70 per share. We expect total purchases during 2014 to increase over the 2013 purchases of $51 million. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
On April 4, 2014, the Company and certain of its subsidiaries amended and restated the Company’s existing credit agreement with Citibank, N.A., as administrative agent, to, among other things (i) modify the available tranches of the revolving loan facility provided under the credit agreement (the “Credit Facility”), (ii) reduce the applicable margin on the interest rate on advances under the Credit Facility to a range of 0.0% to 0.750% for base rate advances and 0.750% to 1.750% for Eurocurrency rate advances, depending on the Company’s public debt rating and (iii) extend the maturity date of the Credit Facility until April 4, 2019. Tranche A of the Credit Facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $456 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the Credit Facility is available to borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $494 million.
Although we have appealed the lower court ruling on our Spanish capital tax case, we made payment of $11.2 million (representing the principal amount) to the Spanish government relating to the case during the first quarter of 2014, which will be refundable if we prevail on our appeal.
We expect to contribute approximately $21 million to our non-U.S. pension plans during 2014. For the three months ended March 31, 2014, we have contributed $5.3 million related to our non-U.S. pension plans and $1.0 million related to our U.S. pension plans.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first three months of 2014 or 2013.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at March 31, 2014 our covenant compliance provided overall borrowing capacity of $1,432 million.
As of March 31, 2014 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $950.5 million at March 31, 2014.

At March 31, 2014, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2014 our Net Debt/adjusted EBITDA (1) ratio was 1.02 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended March 31,
(DOLLARS IN MILLIONS)	2014	2013
Net income	$369.5	$263.7
Interest expense	47.3	42.2
Income taxes	131.1	196.8
Depreciation and amortization	86.6	77.1
Specified items (1)	2.3	—
Non-cash items (2)	6.6	17.3
Adjusted EBITDA	$643.4	$597.1

(1)	Specified items for the 12 months ended March 31, 2014 of $2.3 million consist of restructuring charges.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	March 31,
(DOLLARS IN MILLIONS)	2014	2013
Total debt	$933.9	$1,016.0
Adjustments:
Deferred gain on interest rate swaps	(6.6)	(8.6)
Cash and cash equivalents	(268.6)	(300.0)
Net debt	$658.7	$707.4
As discussed in Note 12 to the Consolidated Financial Statements, at March 31, 2014, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 9.5 million (13.2 million) in bank guarantees outstanding as of March 31, 2014 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) our ability to meet long-term strategic targets in 2014, (ii) our ability to capitalize on our strong emerging market presence to drive growth, (iii) the impact of our profit improvement initiatives, (iv) our competitive position in the market and financial performance in 2014, (v) future local currency growth rates and drivers of growth, (vi) the impact of our strategy to exit certain low margin sales activities in Flavors, (vii) our ability to increase gross margins in 2014, (viii) funding of investments in R&D, emerging markets and technologies, (ix) capital spending in 2014, (x) the level of contributions to non-U.S. pension plans, (xi) cash flows to fund future operations and to meet debt service requirements, (xii) costs and expenditures associated with the closing of our Augusta facility, and (xiii) the ultimate resolution of pending tax matters with the Spanish tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	the economic climate for the Company’s industry and demand for the Company’s products;

•	the ability of the Company to successfully implement its strategic plan and achieve the estimated savings;

•	fluctuations in the price, quality and availability of raw materials;

•	the Company's ability to realize the anticipated benefits of the Aromor acquisition on a timely basis, or at all;

•	decline in consumer confidence and spending;

•	changes in consumer preferences;

•	the Company’s ability to predict the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company’s ability to successfully develop new and competitive products and enter and expand its sales in new and other emerging markets;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2013 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flow.

Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit (which excludes the operational improvement initiative and restructuring charges), and (iii) adjusted effective tax rate (which excludes restructuring charges and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in the Company’s 2013 Annual Report on Form 10-K.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
We are currently involved in a legal proceeding with the Spanish tax authorities that challenges tax deductions taken in our Spanish subsidiaries’ tax returns and allege claims of tax avoidance. As of March 31, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002. The Company has fully reserved the assessment originally asserted by the Spanish tax authority. The Company is awaiting a decision on its appeal and in order to proceed with the appeal, the Company was required to post a bank guaranty. As of March 31, 2014, the Company had a remaining posted bank guaranty of Euro 1.8 million ($2.5 million) associated with the 2002 appeal.
The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. During the fourth quarter of 2013, the Company was notified that the Spanish High Court of Justice ruled against us in regards to the 2002 capital tax case. As a result, the Company recorded a charge of Euro 9.6 million ($13.0 million or $9.1 million, after tax) for the year ended December 31, 2013. On January 22, 2014, we filed an appeal. In order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014. Such amount will be refundable if we prevail in our appeal.
In addition to the above, the Company has also been a party to dividend withholding tax controversies in Spain. At March 31, 2014, the Company had Euro 4.5 million ($6.2 million) reflected in income taxes payable in connection with three of these cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court, with an aggregate value of Euro 3.2 million ($4.5 million), including estimated interest, which is fully reserved as of March 31, 2014. As of March 31, 2014, the Company had posted bank guarantees of Euro 7.7 million ($10.7 million) in order to proceed with the appeal in this controversy.
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
We have been identified as a PRP at eight facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our potential liability on at least a quarterly basis. We accrue for environmental liabilities when they are probable and estimable. We estimate our share of the total future cost for these sites to be less than $5 million.
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
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

The table below reflects shares of common stock we repurchased during the first quarter of 2014.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2014	71,241	$85.93	71,241	$192,015,256
February 1 - 28, 2014	81,992	86.91	81,992	184,889,424
March 1 - 31, 2014	73,624	93.38	73,624	178,014,213
Total	226,857	$88.70	226,857	$178,014,213

(1)
Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2016. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

10.1	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan
10.2	Form of Equity Choice Program Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan
10.3	Restricted Stock Units Award Agreement, dated as of March 6, 2014, between International Flavors and Fragrances Inc. and Hernan Vaisman
31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	May 6, 2014	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	May 6, 2014	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Form of Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan
10.2	Form of Equity Choice Program Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan
10.3	Restricted Stock Units Award Agreement, dated as of March 6, 2014, between International Flavors and Fragrances Inc. and Hernan Vaisman
31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

