Form 10-Q
period 2014-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2014-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☑
Number of shares outstanding as of July 22, 2014: 81,161,082

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$326,853	$405,505
Trade receivables (net of allowances of $10,443 and $10,493, respectively)	583,220	524,493
Inventories: Raw materials	257,328	252,457
Work in process	17,818	6,658
Finished goods	279,725	274,691
Total Inventories	554,871	533,806
Deferred income taxes	30,475	40,189
Prepaid expenses and other current assets	148,629	148,910
Total Current Assets	1,644,048	1,652,903
Property, plant and equipment, at cost	1,814,663	1,757,983
Accumulated depreciation	(1,115,821)	(1,070,768)
	698,842	687,215
Goodwill	675,484	665,582
Other intangible assets, net	80,176	30,615
Deferred income taxes	151,830	154,437
Other assets	150,153	140,979
Total Assets	$3,400,533	$3,331,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$3,052	$149
Accounts payable	195,251	226,733
Accrued payroll and bonus	52,379	105,816
Dividends payable	31,672	31,740
Restructuring and other charges	2,022	2,116
Other current liabilities	184,274	193,812
Total Current Liabilities	468,650	560,366
Long-term debt	932,621	932,665
Deferred gains	47,957	41,339
Retirement liabilities	238,531	238,225
Other liabilities	110,830	92,085
Total Other Liabilities	1,329,939	1,304,314
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,900 and 115,761,840 shares as of June 30, 2014 and December 31, 2013; and outstanding 81,177,534 and 81,384,246 shares as of June 30, 2014 and December 31, 2013	14,470	14,470
Capital in excess of par value	131,772	131,461
Retained earnings	3,229,301	3,075,657
Accumulated other comprehensive loss	(383,714)	(392,711)
Treasury stock, at cost - 34,584,366 shares as of June 30, 2014 and 34,377,594 shares as of December 31, 2013	(1,393,531)	(1,365,805)
Total Shareholders’ Equity	1,598,298	1,463,072
Noncontrolling interest	3,646	3,979
Total Shareholders’ Equity including noncontrolling interest	1,601,944	1,467,051
Total Liabilities and Shareholders’ Equity	$3,400,533	$3,331,731

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$788,414	$757,635	$1,558,638	$1,485,471
Cost of goods sold	435,767	423,649	864,579	840,125
Research and development expenses	66,431	64,672	127,934	123,774
Selling and administrative expenses	132,919	124,813	256,653	239,468
Restructuring and other charges, net	182	2,105	304	2,105
Interest expense	11,403	12,860	23,080	24,013
Other income, net	(4,641)	(11,209)	(3,198)	(12,282)
Income before taxes	146,353	140,745	289,286	268,268
Taxes on income	36,068	38,423	72,294	75,248
Net income	110,285	102,322	216,992	193,020
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	7,570	(17,051)	(1,826)	(16,825)
Gains (losses) on derivatives qualifying as hedges	1,598	(2,174)	2,058	(2,302)
Pension and postretirement net liability	4,400	5,088	8,765	10,220
Other comprehensive income (loss)	13,568	(14,137)	8,997	(8,907)
Total comprehensive income	$123,853	$88,185	$225,989	$184,113
Net income per share - basic	$1.35	$1.25	$2.66	$2.36
Net income per share - diluted	$1.35	$1.24	$2.64	$2.34
Average number of shares outstanding - basic	80,949	81,309	81,003	81,300
Average number of shares outstanding - diluted	81,430	82,041	81,583	82,018
Dividends declared per share	$0.39	$0.34	$0.78	$0.68
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$216,992	$193,020
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	49,131	39,807
Deferred income taxes	10,228	4,971
Gain on disposal of assets	(1,569)	(18,021)
Stock-based compensation	14,034	14,050
Changes in assets and liabilities, net of Aromor acquisition:
Trade receivables	(50,236)	(60,753)
Inventories	1,850	14,694
Accounts payable	(30,831)	(10,198)
Accruals for incentive compensation	(54,970)	(23,076)
Other current payables and accrued expenses	(12,382)	13,919
Other assets	2,877	(21,727)
Other liabilities	8,906	(28,643)
Net cash provided by operating activities	154,030	118,043
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration)	(102,500)	—
Additions to property, plant and equipment	(60,244)	(60,689)
Proceeds from life insurance contracts	17,750	793
Maturity of net investment hedges	(472)	626
Proceeds from disposal of assets	2,074	16,467
Net cash used in investing activities	(143,392)	(42,803)
Cash flows from financing activities:
Cash dividends paid to shareholders	(63,417)	(27,733)
Net change in revolving credit facility borrowings and overdrafts	2,106	(284,061)
Deferred financing costs	(1,023)	(2,786)
Proceeds from long-term debt	—	297,786
Proceeds from issuance of stock under stock plans	1,024	3,566
Excess tax benefits on stock-based payments	5,788	5,172
Purchase of treasury stock	(34,103)	(19,174)
Net cash used in financing activities	(89,625)	(27,230)
Effect of exchange rate changes on cash and cash equivalents	335	(6,535)
Net change in cash and cash equivalents	(78,652)	41,475
Cash and cash equivalents at beginning of year	405,505	324,422
Cash and cash equivalents at end of period	$326,853	$365,897
Interest paid, net of amounts capitalized	$23,709	$20,955
Income taxes paid	$45,484	$71,659
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2014 and 2013 quarters, the actual closing dates were June 27 and June 28, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
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
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue. The guidance is applicable to all entities. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2014	2013	2014	2013
Basic	80,949	81,309	81,003	81,300
Assumed dilution under stock plans	481	732	580	718
Diluted	81,430	82,041	81,583	82,018
There were no stock options and stock settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2014 and 2013.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of June 30, 2014 and 2013 was immaterial (approximately 0.7% of the total number of common shares outstanding as of June 30, 2014 and 2013). Net income allocated to such PRS was $0.7 million during each of the three months ended June 30, 2014 and 2013, and $1.4 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively.
Note 3. Restructuring and Other Charges, Net:
Fragrance Ingredients Rationalization
During the third quarter of 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, the Company expects to incur charges of $15 - $17 million, consisting primarily of approximately $11 million in accelerated depreciation of fixed assets, approximately $3 million in personnel-related costs and $2 - $3 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During the first quarter of 2014, the Company recorded an additional $0.1 million of severance costs included in Restructuring and other charges, net and $2.3 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During the second quarter of 2014, the Company recorded an additional $0.2 million of plant shutdown and other related costs included in Restructuring and other charges, net and $2.8 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The majority of the plant shutdown and other related costs are expected to be recognized over the balance of the year. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $5 - $7 million of the costs will be or have been cash expenditures.
Changes in employee-related restructuring liabilities during the six months ended June 30, 2014 related to the Fragrance Ingredients Rationalization were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Other	Total
December 31, 2013	$2,116	$—	$—	$2,116
Additional charges, net	(46)	5,100	350	5,404
Non-cash charges	—	(5,100)	—	(5,100)
Payments and other costs	(48)	—	(350)	(398)
June 30, 2014	$2,022	$—	$—	$2,022
Note 4. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Gross carrying value (1)	$218,676	$165,406
Accumulated amortization	(138,500)	(134,791)
Total	$80,176	$30,615

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
Aromor
On January 15, 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"), a privately held manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors. The acquisition was accounted for under the purchase method. The Company paid $102.6 million (including $0.1 million of cash acquired) for this acquisition, which was funded out of existing cash resources. Aromor is part of the IFF Fragrances Ingredients business and was acquired in order to strengthen this business and provide cost-effective quality materials for use in our formula creations. The purchase price exceeded the carrying value of existing net assets by approximately $56 million. The excess was allocated principally to identifiable intangible assets (approximately $53 million), goodwill (approximately $10 million) and approximately $9 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. The intangible assets are amortized using lives ranging from 13-19 years. Additionally, the consideration included $15 million related to post-combination contingent consideration, held in escrow. This escrowed amount will be expensed by the Company as it is earned by the selling shareholders over three years based upon the continued participation in the acquired business of certain key personnel. The purchase price allocation was completed during the second quarter. No pro forma financial information for 2013 is presented as the impact of the acquisition is immaterial.
Amortization
Amortization expense was $2.8 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively and $3.9 million and $3.0 million for the six months ended June 30, 2014 and 2013, respectively. Annual amortization is expected to be $7.8 million for the year 2014, $7.5 million for the years 2015 through 2017, $7.3 million for the year 2018 and $6.7 million for the year 2019.
Note 5. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2014	December 31, 2013
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,767	299,736
Bank overdrafts and other			4,747	984
Deferred realized gains on interest rate swaps			6,159	7,094
			935,673	932,814
Less: Current portion of long-term debt			(3,052)	(149)
			$932,621	$932,665
On April 4, 2014, the Company and certain of its subsidiaries amended and restated the Company’s existing credit agreement with Citibank, N.A., as administrative agent, to, among other things (i) modify the available tranches of the revolving loan facility provided under the credit agreement (as amended, the “Credit Facility”), (ii) reduce the applicable margin on the interest rate on advances under the Credit Facility to a range of 0.0% to 0.750% for base rate advances and 0.750% to 1.750% for Eurocurrency rate advances, depending on the Company’s public debt rating and (iii) extend the maturity date of the Credit Facility until April 4, 2019. Tranche A of the Credit Facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $456 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the Credit Facility is available to borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $494 million.
Note 6. Income Taxes:
At June 30, 2014, the Company had $23.2 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2014, the Company had accrued interest and penalties of $2.3 million classified in Other liabilities.
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
As of June 30, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002. The Company has fully reserved the assessment originally asserted by the Spanish tax authority. The Company is awaiting a decision on its appeal, and in order to proceed with the appeal, the Company was required to post a bank guaranty, which as of June 30, 2014, was in the amount of Euro 1.8 million ($2.5 million).
In addition to the above, the Company has also been a party to dividend withholding tax controversies in Spain. At June 30, 2014, the Company had Euro 4.6 million ($6.2 million) reflected in income taxes payable in connection with three of these cases. The fourth and final remaining case is under appeal and has not yet been heard by the Spanish Supreme Court, with an aggregate value of Euro 3.2 million ($4.5 million), including estimated interest, which is fully reserved as of June 30, 2014. As of June 30, 2014, the Company had posted bank guarantees of Euro 7.8 million ($10.7 million) associated with the appeals of these matters.
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
As of June 30, 2014, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $25.5 million, which includes $2.2 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 fiscal year, $3.8 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.
The effective tax rate for the three months ended June 30, 2014 was 24.6% compared with 27.3% for the three months ended June 30, 2013. The quarter-over-quarter decrease is largely due to higher earnings from low tax jurisdictions and the effect of favorable tax settlements, which were partially offset by higher repatriation costs. The effective tax rate for the six months ended June 30, 2014 was 25.0% compared with 28.0% for the six months ended June 30, 2013. The year-over-year decrease is primarily due to a benefit from a litigation ruling during the second quarter of 2014 as well as favorable mix of earnings and a $6.2 million after-tax Spanish tax charge that was recorded in the first quarter of 2013, which were only partially offset by higher repatriation costs and the absence of the U.S. R&D tax credit in 2014.

Note 7. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSUs”), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Equity-based awards	$9,338	$9,527	$14,034	$14,050
Liability-based awards	1,519	600	2,764	2,051
Total stock-based compensation expense	10,857	10,127	16,798	16,101
Less: tax benefit	(3,345)	(3,114)	(5,071)	(5,021)
Total stock-based compensation expense, after tax	$7,512	$7,013	$11,727	$11,080
Note 8. Segment Information:
The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on segment profit which is defined as operating profit before Restructuring, global expenses (as discussed below) and certain non-recurring items, Interest expense, Other income, net and Taxes on income.
The Global expenses caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Net sales:
Flavors	$375,513	$374,041	$742,018	$730,401
Fragrances	412,901	383,594	816,620	755,070
Consolidated	$788,414	$757,635	$1,558,638	$1,485,471
Segment profit:
Flavors	$90,805	$89,919	$178,869	$172,955
Fragrances	85,474	71,913	172,638	140,270
Global expenses	(19,869)	(17,169)	(36,303)	(29,761)
Restructuring and other charges, net	(182)	(2,105)	(304)	(2,105)
Operational improvement initiative costs (1)	(3,113)	(162)	(5,732)	(1,360)
Operating profit	153,115	142,396	309,168	279,999
Interest expense	(11,403)	(12,860)	(23,080)	(24,013)
Other income, net	4,641	11,209	3,198	12,282
Income before taxes	$146,353	$140,745	$289,286	$268,268

(1)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2014 and 2013 were $173 million and $175 million, respectively and for the six months ended June 30, 2014 and 2013 were $332 million and $333 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2014 and 2013 were $615 million and $583 million, respectively and for the six months ended June 30, 2014 and 2013 were $1,227 million and $1,153 million, respectively. No non-U.S. country had net sales in any period presented greater than 7.5% of total consolidated net sales.

Note 9. Employee Benefits:
Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$885	$881	$1,769	$1,762
Interest cost on projected benefit obligation	6,232	5,741	12,463	11,482
Expected return on plan assets	(6,913)	(6,557)	(13,826)	(13,114)
Net amortization and deferrals	4,255	5,869	8,509	11,738
Net periodic benefit cost	4,459	5,934	8,915	11,868
Defined contribution and other retirement plans	1,791	2,076	3,902	3,946
Total expense	$6,250	$8,010	$12,817	$15,814

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$4,002	$4,027	$7,950	$8,170
Interest cost on projected benefit obligation	8,541	7,612	16,952	15,486
Expected return on plan assets	(12,675)	(11,695)	(25,155)	(23,794)
Net amortization and deferrals	3,000	2,284	5,954	4,652
Loss due to settlements and special terminations	—	35	—	75
Net periodic benefit cost	2,868	2,263	5,701	4,589
Defined contribution and other retirement plans	1,444	987	2,622	2,278
Total expense	$4,312	$3,250	$8,323	$6,867
The Company expects to contribute approximately $21 million to its non-U.S. pension plans and approximately $20 million to its qualified U.S. pension plans during 2014. In the three and six months ended June 30, 2014, $4.5 million and $9.8 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2014, $1.0 million and $2.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$323	$362	$645	$724
Interest cost on projected benefit obligation	1,238	1,168	2,475	2,336
Net amortization and deferrals	(979)	(663)	(1,958)	(1,326)
Total postretirement benefit expense	$582	$867	$1,162	$1,734
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2014. In the three and six months ended June 30, 2014, $1.7 million and $3.3 million of contributions were made, respectively.

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

10

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2014.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$326,853	$326,853	$405,505	$405,505
Credit facilities and bank overdrafts (2)	4,747	4,747	984	984
Long-term debt: (3)
Senior notes - 2007	500,000	596,115	500,000	590,024
Senior notes - 2006	125,000	136,148	125,000	139,146
Senior notes - 2013	299,767	292,620	299,736	278,770

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the six months ended June 30, 2014 and the year ended December 31, 2013, we entered into forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Three of these forward currency contracts matured during the six months ended June 30, 2014. The outstanding forward currency contracts have remaining maturities of approximately one year.

During the six months ended June 30, 2014 and the year ended December 31, 2013, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
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
During Q3 2013, we entered into multiple interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and six months ended June 30, 2014.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2014 and December 31, 2013:

(DOLLARS IN THOUSANDS)	June 30, 2014	December 31, 2013
Foreign currency contracts	$204,500	$255,500
Interest rate swaps	$375,000	$375,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,234	$55	$1,289
Interest rate swaps	1,726	—	1,726
	$2,960	$55	$3,015
Derivative liabilities (b)
Foreign currency contracts	$2,264	$308	$2,572

	December 31, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$580	$8,896	$9,476
Interest rate swaps	670	—	670
	$1,250	$8,896	$10,146
Derivative liabilities (b)
Foreign currency contracts	$6,024	$2,909	$8,933

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended June 30,
	2014	2013
Foreign currency contracts	$3,465	$4,330	Other income, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
	2014	2013
Foreign currency contracts	$538	$12,507	Other income, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$—	Other income, net	$—	$(118)
Foreign currency contracts	1,530	(702)	Cost of goods sold	(725)	(151)
Interest rate swaps (2)	68	(1,473)	Interest expense	(68)	(68)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	673	(343)	N/A	—	—
Total	$2,271	$(2,518)		$(793)	$(337)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$—	Other income, net	$—	$(333)
Foreign currency contracts	1,921	320	Cost of goods sold	(1,478)	1,562
Interest rate swaps (2)	137	(2,667)	Interest expense	(137)	$(68)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	298	1,642	N/A	—	—
Total	$2,356	$(705)		$(1,615)	$1,161

(1)	Ten year swap executed in 2003.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and six months ended June 30, 2014 and 2013. The ineffective portion of the net investment hedges was not material during the three and six months ended June 30, 2014 and 2013.
The Company expects that approximately $2.3 million (net of tax) of derivative losses included in AOCI at June 30, 2014, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(1,826)	443	—	(1,383)
Amounts reclassified from AOCI	—	1,615	8,765	10,380
Net current period other comprehensive income (loss)	(1,826)	2,058	8,765	8,997
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2014	$(106,104)	$(1,954)	$(275,656)	$(383,714)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(16,825)	(1,141)	—	(17,966)
Amounts reclassified from AOCI	—	(1,161)	10,220	9,059
Net current period other comprehensive income (loss)	(16,825)	(2,302)	10,220	(8,907)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2013	$(110,547)	$(2,520)	$(299,465)	$(412,532)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$—	$(333)	Other income, net
Foreign currency contracts	(2,038)	2,155	Cost of goods sold
Interest rate swaps	(137)	(68)	Interest expense
	560	(593)	Provision for income taxes
	$(1,615)	$1,161	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$—	$(75)	(a)
Prior service cost	(14,729)	2,197	(a)
Actuarial losses	2,224	(17,261)	(a)
	3,740	4,919	Provision for income taxes
	$(8,765)	$(10,220)	Total, net of income taxes

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
At June 30, 2014, we had total bank guarantees and standby letters of credit of approximately $43.7 million with various financial institutions. Of this amount, Euro 9.6 million ($13.2 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9 of our 2013 Form 10-K. Also included in the above aggregate amount is a total of $23.6 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2014.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $20.6 million as of June 30, 2014.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At June 30, 2014, we had available lines of credit (in addition to the Credit Facility discussed in Note 5) of approximately $86.8 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2014.

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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $44.2 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. The case is currently proceeding through general discovery with a trial on the merits anticipated in mid-2015. The Company denies the allegations and will vigorously defend its position in Court. At this preliminary stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of June 30, 2014, we estimate a range of reasonably possible loss related to the matters above, collectively, is $3-$20 million.
Separately, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9 of our 2013 Form 10-K). In connection with the 2002 income tax assessment ruling the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $13 million, which is fully reserved as of June 30, 2014. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014.

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
In the second quarter of 2013, we announced our intention to close our fragrance ingredients manufacturing facility in Augusta, Georgia, supporting our objective to ensure operations are cost efficient and competitive. We closed the facility during the third quarter of 2014 and have consolidated production into other facilities, as further discussed in Note 3 to our Consolidated Financial Statements.
Net sales growth during the second quarter of 2014 was 4% on both a reported and local currency (LC) basis (which excludes the effects of changes in currency), with the acquisition of Aromor adding approximately 1% to both reported and local currency basis amounts. The LC growth reflects good new win performance (net of losses) in both Flavors and Fragrance Compounds as well as strong sales of specialty ingredients within Fragrance Ingredients, (including revenue from Aromor), offset by higher volume erosion on existing business, particularly in Flavors. We expect that the higher levels of erosion on base business in Flavors will continue in the near-term, particularly in the third quarter. As a result, we now expect that full year 2014 LC sales growth will be 4-6%.
Exchange rate fluctuations had no impact on net sales for the second quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins improved versus the second quarter of 2013. The improvement reflects cost savings initiatives, currency benefits and favorable net impact of input costs to pricing, partially offset by cost increases and a weaker sales mix when compared to the second quarter of 2013. The raw material cost environment was moderately favorable year over year, however the overall cost base remains elevated including certain key supplies where prices are still near all-time highs. While there continues to be economic uncertainty and market volatility of our crop-related raw materials, we continue to believe cost pressures will develop in the second half of the year. As a result, we continue to seek improvements in our margins through operational performance and mix enhancement. While we continue to target year-over-year expansion in our gross margins, we expect that the rate of improvement during 2014 versus 2013 will be substantially less given the strong improvement realized during 2013. Included in the second quarter of 2014 is $3.3 million of costs associated with restructuring and operational improvement initiatives. During the fourth quarter of 2013, we completed the testing and start-up process at our Flavors compounding facility in China and began commercial production, which has resulted in higher depreciation expense and other operating costs associated with the commercial start-up. These incremental costs partially offset the benefits realized from the restructuring and operational improvement initiatives.

FINANCIAL PERFORMANCE OVERVIEW
Reported and LC sales in the second quarter of 2014 increased approximately 4% (including 1% growth from the acquisition of Aromor) reflecting the strength of our broad and diverse portfolio of end-use product categories and geographies. The overall increase was driven by new win performance in both Flavors and Fragrance Compounds as well as strong sales of specialty ingredients within Fragrance Ingredients (which includes the benefit of the Aromor acquisition). These increases were offset by higher volume erosion on existing business, particularly in Flavors. Flavors realized LC growth of 1% for the second quarter of 2014. Our Fragrance business achieved LC growth of 6%, compared with LC sales in the second quarter of 2013. Fragrances performance reflects new win performance in our Fragrance Compounds end-use categories, led by sales in Fabric Care, Personal Wash, Toiletries and Fine Fragrance. Overall, our second quarter 2014 results continued to be driven by our strong emerging market presence that represented 49% of sales and experienced 5% LC growth. From a geographic perspective, for the second quarter, the Latin America (LA), Europe, Africa and Middle East (EAME), Greater Asia (GA) and North America (NOAM) regions all delivered LC growth in 2014, led by LA, with 7% LC growth.
Operating profit increased $10.7 million to $153.1 million (19.4% of sales) in the 2014 second quarter compared to $142.4 million (18.8% of sales) in the comparable 2013 period. The three months ended June 30, 2014 included restructuring and operational improvement initiative costs of $3.3 million. Excluding these charges, adjusted operating profit was $156.4 million (19.8% of sales) for the first quarter of 2014. The quarter-over-quarter improvement also reflects gross margin expansion that collectively more than offset the effects of higher R&D, selling and administrative costs. The results of Aromor were not significant to the consolidated financial performance of the Company for the second quarter of 2014.
Other income, net decreased $6.6 million to $4.6 million of income in the second quarter of 2014 compared to $11.2 million of income in the second quarter of 2013. The year-over-year decrease is primarily driven by the inclusion of a $16.1 million gain related to the sale of a non-operating asset in the second quarter of 2013, offset by year-over-year improvement on foreign currency gains (losses). Excluding the gain in the 2013 period, adjusted Other income, net increased $9.5 million in 2014 compared to 2013.
Net income increased by $8.0 million quarter-over-quarter to $110.3 million for the first quarter of 2014. However, the prior year period included a $16.1 million gain ($10.5 million net of tax) on the sale of assets as discussed above.
We continue to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the second quarter of 2014. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2014, we believe that capital spending will approach 4-5% of sales as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations for the six months ended June 30, 2014 were $154.0 million or 9.9% of sales, compared to cash inflow from operations of $118.0 million or 7.9% of sales for the six months ended June 30, 2013. The increase in cash flow from operations in 2014 primarily reflects the absence of the $30 million pension contribution payment included in the 2013 period.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2014	2013	Change	2014	2013	Change
Net sales	$788,414	$757,635	4%	$1,558,638	$1,485,471	5%
Cost of goods sold	435,767	423,649	3%	864,579	840,125	3%
Gross profit	352,647	333,986		694,059	645,346
Research and development (R&D) expenses	66,431	64,672	3%	127,934	123,774	3%
Selling and administrative (S&A) expenses	132,919	124,813	6%	256,653	239,468	7%
Restructuring and other charges, net	182	2,105	(91)%	304	2,105	(86)%
Operating profit	153,115	142,396		309,168	279,999
Interest expense	11,403	12,860	(11)%	23,080	24,013	(4)%
Other expense (income), net	(4,641)	(11,209)	(59)%	(3,198)	(12,282)	(74)%
Income before taxes	146,353	140,745		289,286	268,268
Taxes on income	36,068	38,423	(6)%	72,294	75,248	(4)%
Net income	$110,285	$102,322	8%	$216,992	$193,020	12%
Diluted EPS	$1.35	$1.24	9%	$2.64	$2.34	13%
Gross margin	44.7%	44.1%	60	44.5%	43.4%	110
R&D as a percentage of sales	8.4%	8.5%	(10)	8.2%	8.3%	(10)
S&A as a percentage of sales	16.9%	16.5%	40	16.5%	16.1%	40
Operating margin	19.4%	18.8%	60	19.8%	18.8%	100
Adjusted operating margin (1)	19.8%	19.2%	60	20.2%	19.1%	110
Effective tax rate	24.6%	27.3%	(270)	25.0%	28.0%	(300)
Segment net sales
Flavors	$375,513	$374,041	0%	$742,018	$730,401	2%
Fragrances	412,901	383,594	8%	816,620	755,070	8%
Consolidated	$788,414	$757,635		$1,558,638	$1,485,471

(1)
Adjusted operating margin excludes the Restructuring and other charges, net and operational improvement initiative costs of $3.3 million and $6.0 million for the three and six months ended June 30, 2014, respectively and $3.1 million and $4.3 million of Restructuring and other charges, net and operational improvement initiative costs for the three and six months ended June 30, 2013, respectively.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2014 IN COMPARISON TO SECOND QUARTER 2013
Sales
Sales for the second quarter of 2014 totaled $788.4 million, an increase of 4% from the prior year quarter for both reported and LC sales (including 1% growth from the acquisition of Aromor), as a result of new wins in both Flavors and Fragrance Compounds and strong Fragrance Ingredients LC sales, offset by higher volume erosion on existing business, particularly in Flavors. Overall LC growth was driven by 5% growth in emerging markets (prior to the impact of Aromor).

Flavors Business Unit
Flavors reported sales growth was flat and LC sales growth was 1% during the second quarter of 2014 compared to the 2013 period. The overall performance reflects new wins offset by higher erosion on existing business. Overall modest growth in Sweet was largely offset by overall declines in Savory. The Flavors business delivered LC growth in LA and EAME, led by LA, while sales were flat in GA and declined in NOAM. Sales in LA were driven by high double-digit gains in Beverage. Sales in EAME were driven by mid single-digit gains in Beverage. The declines in NOAM were primarily driven by double-digit declines in Beverage.
Fragrances Business Unit
The Fragrances business experienced an 8% increase in reported sales and a 6% increase in LC sales for the second quarter of 2014 compared to the second quarter of 2013 (including approximately 2% growth from the acquisition of Aromor). The overall increase was driven by new wins in our Fragrance Compounds categories as well as strong sales of specialty ingredients, including Aromor, within Fragrance Ingredients. Our Fragrance Compounds and Fragrance Ingredients categories saw LC sales grow 4% and 21%, respectively, over the prior year period. Fragrance Ingredients includes approximately 17% growth from Aromor. Within Fragrance Compounds, sales were driven by mid to high single-digit growth in Fabric Care, Personal Wash and Toiletries.
Sales Performance by Region and Category

		% Change in Sales-Second Quarter 2014 vs. Second Quarter 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	0%	15%	4%	8%	-4%	1%
EAME	Reported	-1%	4%	34%	8%	6%	7%
	Local Currency (1)	-7%	-1%	28%	2%	2%	2%
LA	Reported	10%	-1%	-4%	1%	11%	4%
	Local Currency (1)	14%	1%	-4%	4%	15%	7%
GA	Reported	14%	8%	61%	14%	-4%	3%
	Local Currency (1)	14%	10%	63%	16%	0%	6%
Total	Reported	2%	6%	23%	8%	0%	4%
	Local Currency (1)	0%	5%	21%	6%	1%	4%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM Flavors sales decreased 4% as a result of low single-digit gains in Sweet and Dairy that were more than offset by double-digit declines in Beverage, driven by higher erosion on existing business. NOAM Fragrance sales increased 8% in the second quarter of 2014, principally due to high double-digit gains in Home Care and Personal Wash as well as double-digit gains in Fabric Care and Hair Care.

•
EAME Flavors LC sales growth of 2% was led by mid single-digit growth in Beverage and low single-digit growth in Sweet, which was only partially offset by low single-digit declines in Savory. EAME Fragrance LC sales increased 2% overall, driven mainly by double-digit growth in Toiletries and high single-digit growth in Fragrance Ingredients, which were partially offset by declines in the Home Care, Personal Wash and Fine Fragrance categories.

•
LA Flavors LC sales were up 15% as new wins drove high double-digit gains in Beverage, which were partially offset by low double-digit declines in Sweet. LA Fragrances LC sales increased 4% overall, principally led by double-digit gains in Fine Fragrance, Personal Wash and Hair Care categories, which were partially offset by single-digit declines in Home Care, Fabric Care and Fragrance Ingredients.

•
GA Flavors had flat LC sales growth as single-digit gains in Savory and Sweet were equally offset by single-digit declines in Beverage and Dairy. GA Fragrances LC sales growth of 16% was driven by high double-digit growth in Fragrance Ingredients as well as double-digit growth in Fabric Care, Personal Wash, Home Care and Fine Fragrance categories.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 60 bps to 55.3% in the second quarter of 2014 compared to 55.9% in the second quarter of 2013. The improvement versus last year was mainly driven by cost savings initiatives, currency benefits and favorable net impact of input costs to pricing, partially offset by cost increases and a weaker sales mix on a year-over-year basis.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, remained relatively consistent with prior year at 8.4% in the second quarter of 2014 versus 8.5% in the second quarter of 2013.
Selling and Administrative (S&A) Expenses
S&A expenses increased $8.1 million or 16.9%, as a percentage of sales, in the second quarter of 2014 versus 16.5% in the second quarter of 2013. The $8.1 million increase reflects Aromor-related expenses, investment in commercial resources to support our three-pillar strategy, currency impacts and several discrete items in 2014 that were partially offset by lower incentive compensation accruals.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring, global expenses (as discussed in Note 8 to our Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other income, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$90,805	$89,919
Fragrances	85,474	71,913
Global	(19,869)	(17,169)
Restructuring and other charges, net	(182)	(2,105)
Operational improvement initiative costs	(3,113)	(162)
Operating profit	$153,115	$142,396
Profit margin
Flavors	24.2%	24.0%
Fragrances	20.7%	18.7%
Consolidated	19.4%	18.8%

Flavors Segment Profit
Flavors segment profit grew approximately 1% to $90.8 million in the second quarter of 2014, or 24.2% as a percentage of sales, compared to $89.9 million, or 24.0% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was driven primarily by lower incentive compensation expense.
Fragrances Segment Profit
Fragrances segment profit grew approximately 19% to $85.5 million in the second quarter of 2014, or 20.7% as a percentage of sales, compared to $71.9 million, or 18.7% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was primarily driven by gross margin expansion.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2014, Global expenses were $19.9 million compared to $17.2 million during the second quarter of 2013. The increase primarily reflects expense associated with the deferred compensation plan arrangements as well as unfavorable impacts on our cash flow hedging program.

Restructuring and Other Charges, Net
Restructuring and other charges, net in 2014 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The facility was closed during the third quarter of 2014. During the second quarter of 2014, the Company recorded $0.2 million of plant shutdown and other related costs included in Restructuring and other charges, net and $2.8 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $5 - $7 million of the costs will be or have been cash expenditures.
Interest Expense
Interest expense decreased $1.5 million to $11.4 million in the second quarter of 2014 compared to the second quarter of 2013, as a result of the refinancing of our debt in 2013. Average cost of debt was 4.9% for the 2014 three month period compared to 4.4% in the 2013 three month period.
Other Income, Net
Other income, net decreased by approximately $6.6 million to $4.6 million of income in the second quarter of 2014 versus $11.2 million of income in the comparable 2013 period. The decrease over the prior year period was driven largely by the 2013 period including a $16.1 million gain related to the sale of a non-operating asset, offset by year-over-year improvement on foreign currency gains/(losses).
Income Taxes
The effective tax rate for the three months ended June 30, 2014 was 24.6% compared with 27.3% for the three months ended June 30, 2013. Excluding the impact of taxes related to restructuring and other charges in the current quarter, and the tax charge related to the sale of a non-operating asset in the prior year quarter, the second quarter 2014 adjusted effective tax rate was 24.9%, or 160 basis points lower than the second quarter 2013 adjusted effective tax rate of 26.5%. The decrease in the adjusted effective tax rate was primarily driven by higher earnings from low tax jurisdictions and the effect of favorable tax settlements, which were partially offset by higher repatriation costs.
FIRST SIX MONTHS OF 2014 IN COMPARISON TO FIRST SIX MONTHS OF 2013
Sales
Sales for the first six months of 2014 totaled $1.6 billion, an increase of 5% from the prior year quarter for both reported and LC sales (including 1% growth from the acquisition of Aromor), as a result of new wins in both Flavors and Fragrance Compounds and strong Fragrance Ingredients LC sales. Overall LC growth was driven by 6% growth in emerging markets.

Flavors Business Unit
Flavors sales increased 2% for the first six months of 2014 compared to the 2013 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 3% during the first six month of 2014 compared to the 2013 period. The overall increase was driven by new wins and favorable sales mix. On an end-use product category basis, LC growth was led by mid single-digit growth in Beverage followed by low single-digit growth in Savory and Dairy. The Flavors business delivered LC growth in LA, GA and EAME, led by LA. Sales in LA were driven by high double-digit gains in Beverage. Sales in GA were driven by mid single-digit growth in Savory and Dairy and low single-digit growth in Sweet. Sales in EAME were driven by mid single-digit gains in Beverage and Dairy. Sales declines in NOAM were primarily driven by high single-digit declines in Beverage due to higher erosion on existing business and low single-digit declines in Sweet, Savory and Dairy.
Fragrances Business Unit
The Fragrances business experienced a 8% increase for the first six months of 2014 compared to the 2013 period. Excluding the impact of foreign currency, LC sales for the Fragrances business increased 7% versus 5% growth in LC sales during the first six months of 2013. Our Fragrance Compounds and Fragrance Ingredients categories saw LC sales grow 5% and 21%, respectively, over the prior year period. Approximately 2% of the Fragrance business unit and 15% of the Ingredients business growth was associated with the acquisition of Aromor. Within Fragrance Compounds, sales were driven by mid to high single-digit growth in Fabric Care, Hair Care, and Fine Fragrances.

Sales Performance by Region and Category

		% Change in Sales-First Six Months 2014 vs. First Six Months 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	11%	10%	1%	8%	-4%	1%
EAME	Reported	10%	2%	40%	11%	5%	9%
	Local Currency (1)	5%	-2%	35%	7%	3%	5%
LA	Reported	-6%	-1%	-5%	-3%	15%	3%
	Local Currency (1)	-2%	0%	-5%	-1%	19%	5%
GA	Reported	4%	10%	50%	14%	-1%	5%
	Local Currency (1)	4%	12%	53%	16%	4%	8%
Total	Reported	6%	5%	23%	8%	2%	5%
	Local Currency (1)	5%	5%	21%	7%	3%	5%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM Flavors sales declined 4% as a result of high single-digit declines in Beverage due to higher erosion on existing business and low single-digit declines in Sweet and Savory. NOAM Fragrance sales grew 8% in the first six months of 2014, principally due to high double-digit gains in Home Care as well as double-digit gains in Fine Fragrance and Personal Wash and Hair Care categories.

•
EAME Flavors LC sales growth of 3% was led by mid single-digit growth in Beverage and Dairy. EAME Fragrance LC sales increased 7% overall, driven mainly by double-digit growth in Fragrance Ingredients as well as mid single-digit growth in Fine Fragrance, partially offset by declines in Home Care.

•
LA Flavors LC sales were up 19% as new wins drove high double-digit gains in Beverage, which were only partially offset by single-digit declines in Sweet. LA Fragrances LC sales decline of 1% was driven by double-digit sales growth in Hair Care, which was more than offset by double-digit declines in Home Care and Fragrance Ingredients.

•
GA Flavors had 4% LC sales growth from mid single-digit gains in Savory, Sweet and Dairy. GA Fragrances had 16% LC growth from high double-digit growth in Fragrance Ingredients and Fabric Care as well as high single-digit growth in Personal Wash and Toiletries.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 110 bps to 55.5% in the first six months of 2014 compared to 56.6% in the first six months of 2013. The improvement versus last year was mainly driven by favorable net impact of input costs to pricing and other operational improvement initiatives on a year-over-year basis.
Research and Development (R&D) Expenses
Overall R&D expenses remained relatively consistent with prior year at 8.2% of sales in the first six months of 2014 compared to 8.3% in the first six months of 2013.

Selling and Administrative (S&A) Expenses
S&A expenses increased $17.2 million or 16.5%, as a percentage of sales, in the first six months of 2014 versus 16.1% in the first six months of 2013. The $17.2 million increase reflects the inclusion of Aromor-related expenses, investment in commercial resources to support our three-pillar strategy, currency impacts and several discrete items in 2014 that were partially offset by lower incentive compensation accruals.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring, global expenses (as discussed in Note 8 to our Consolidated Financial Statements) and certain non-recurring items, Interest expense, Other income, net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$178,869	$172,955
Fragrances	172,638	140,270
Global	(36,303)	(29,761)
Restructuring and other charges, net	(304)	(2,105)
Operational improvement initiative costs	(5,732)	(1,360)
Operating profit	$309,168	$279,999
Profit margin
Flavors	24.1%	23.7%
Fragrances	21.1%	18.6%
Consolidated	19.8%	18.8%
Flavors Segment Profit
Flavors segment profit grew approximately 3% to $178.9 million in the first six months of 2014, or 24.1% as a percentage of sales, compared to $173.0 million, or 23.7% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was driven primarily by lower incentive compensation expense.
Fragrances Segment Profit
Fragrances segment profit grew approximately 23% to $172.6 million in the first six months of 2014, or 21.1% as a percentage of sales, compared to $140.3 million, or 18.6% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was due to gross margin expansion.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2014, Global expenses were $36.3 million compared to $29.8 million during the first six months of 2013. The increase primarily reflects unfavorable impacts on our cash flow hedging program.
Restructuring and Other Charges, Net
Restructuring and other charges, net in 2014 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The facility was closed during the third quarter of 2014. During the first six months of 2014, the Company recorded $0.2 million of plant shutdown and other related costs and $0.1 million of severance costs included in Restructuring and other charges, net and $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $5 - $7 million of the costs will be or have been cash expenditures.

Interest Expense
Interest expense decreased $0.9 million to $23.1 million in the first six months of 2014 compared to the first six months of 2013. The decrease in interest expense principally reflects the refinancing of the Company's debt in 2013. Average cost of debt was 4.9% for the 2014 six month period compared to 4.7% in the 2013 six month period.
Other Income, Net
Other income, net decreased by approximately $9.1 million to $3.2 million of income in the first six months of 2014 versus $12.3 million of income in the comparable 2013 period. The decrease over the prior year period is driven largely by the 2013 period including a $16.1 million gain related to the sale of a non-operating asset, offset by year-over-year improvement on foreign currency gains/(losses).

Income Taxes
The effective tax rate for the six months ended June 30, 2014 was 25.0% compared with 28.0% for the six months ended June 30, 2013. The year-over-year decrease is primarily due to a benefit from a litigation ruling during the second quarter of 2014 as well as favorable mix of earnings and a $6.2 million after-tax Spanish tax charge that was recorded in the first quarter of 2013, which were only partially offset by higher repatriation costs and the absence of the U.S. R&D tax credit in 2014. Excluding the impact of taxes related to restructuring and other charges in the current quarter, and the tax charge related to the sale of a non-operating asset in the prior year quarter, the adjusted effective tax rate was 25.2% for both 2014 and 2013.

 Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $326.9 million at June 30, 2014 compared to $405.5 million at December 31, 2013, of which $239.2 million of the balance at June 30, 2014 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in the first six months of 2014 were $154.0 million compared to $118.0 million in the first six months of 2013. The increase in operating cash flows for the first six months of 2014 compared to 2013 reflect increased net income ($24 million) offset by an increase in net cash outflow associated with our core working capital (trade receivables plus inventories, less accounts payable) ($23.0 million). Additionally, operating cash flows versus the prior year period also reflect incremental year-over-year incentive compensation payments of $31.9 million in 2014; a $11.2 million payment in 2014 made to the Spanish tax authorities for a capital tax claim as discussed in Note 12 to the Consolidated Financial Statements partially offset by a $30.0 million pension contribution in the first quarter of 2013 and a $23.3 million payment related to the 2002-2003 Spanish tax cases during the second quarter of 2013.
Working capital (current assets less current liabilities) totaled $1,175.4 million at June 30, 2014, compared to $1,092.5 million at December 31, 2013. The increase in working capital reflects strong cash generation partially offset by certain payments, principally for the Aromor acquisition, dividends and incentive compensation. We selectively participate in programs offered by certain of our global customers. When participating in these programs, we accelerate the receipt of cash by selling the selected accounts receivable positions with these customers, on a non-recourse basis, at a discount to designated third party banks. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first six months of 2014 utilized $143.4 million compared to $42.8 million in the prior year period.
The Company paid $102.5 million (net of $0.1 million of cash acquired) for the acquisition of Aromor, which was funded from existing cash resources.
Additions to property, plant and equipment were $60.2 million during the first six months of 2014 compared to $60.7 million in the first six months of 2013. We expect additions to property, plant and equipment to approach 4-5% of our sales in 2014.
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first six months of 2014 used $89.6 million compared to $27.2 million in the first six months of 2013. The increase in cash used for financing activities principally reflects two dividend payments during 2014 compared to one dividend payment during 2013 (there was no dividend payment made during the first quarter of 2013 as payment was made during the fourth quarter of 2012) as well as increased treasury stock purchases in 2014 as compared to 2013.

At June 30, 2014, we had $935.7 million of debt outstanding compared to $932.8 million outstanding at December 31, 2013.
We paid dividends totaling $63.4 million in the 2014 period. We declared a cash dividend per share of $0.39 in the second quarter of 2014 that was paid on July 8, 2014 to all shareholders of record as of June 26, 2014. We authorized a cash dividend of $0.47 in the third quarter of 2014 that will be paid on October 7, 2014 to all shareholders of record as of September 25, 2014.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $164.0 million available under the repurchase program, approximately 1.6 million shares, or 2.0% of shares outstanding (based on the market price and shares outstanding as of June 30, 2014) could be repurchased under the program as of June 30, 2014. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended June 30, 2014, we repurchased 144,057 shares on the open market at an aggregate cost of $14.0 million or an average of $97.05 per share. We expect total purchases during 2014 to increase over the 2013 purchases of $51 million. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first six months of 2014 or 2013.
On April 4, 2014, the Company and certain of its subsidiaries amended and restated the Company’s existing credit agreement with Citibank, N.A., as administrative agent, to, among other things (i) modify the available tranches of the revolving loan facility provided under the credit agreement (as amended, the “Credit Facility”), (ii) reduce the applicable margin on the interest rate on advances under the Credit Facility to a range of 0.0% to 0.750% for base rate advances and 0.750% to 1.750% for Eurocurrency rate advances, depending on the Company’s public debt rating and (iii) extend the maturity date of the Credit Facility until April 4, 2019. Tranche A of the Credit Facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $456 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the Credit Facility is available to borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $494 million.
Although we have appealed the lower court ruling on our Spanish capital tax case, we made payment of $11.2 million (representing the principal amount) to the Spanish government relating to the case during the first quarter of 2014, which will be refundable if we prevail on our appeal.
We expect to contribute approximately $21 million to our non-U.S. pension plans and approximately $20 million to its qualified U.S. pension plans during 2014. For the six months ended June 30, 2014, we have contributed $9.8 million related to our non-U.S. pension plans and $2.1 million related to our U.S. pension plans.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at June 30, 2014 our covenant compliance provided overall borrowing capacity of $1,580 million.
As of June 30, 2014 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $949.0 million at June 30, 2014.
At June 30, 2014, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2014 our Net Debt/adjusted EBITDA (1) ratio was 0.90 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended June 30,
(DOLLARS IN MILLIONS)	2014	2013
Net income	$377.5	$277.4
Interest expense	45.8	44.5
Income taxes	128.8	201.3
Depreciation and amortization	95.9	98.8
Specified items (1)	0.4	2.1
Non-cash items (2)	23.1	4.9
Adjusted EBITDA	$671.5	$629.0

(1)	Specified items for the 12 months ended June 30, 2014 of $0.4 million consist of restructuring charges.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	June 30,
(DOLLARS IN MILLIONS)	2014	2013
Total debt	$935.7	$1,033.0
Adjustments:
Deferred gain on interest rate swaps	(6.1)	(8.1)
Cash and cash equivalents	(326.9)	(365.9)
Net debt	$602.7	$659.0
As discussed in Note 12 to the Consolidated Financial Statements, at June 30, 2014, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 9.6 million ($13.2 million) in bank guarantees outstanding as of June 30, 2014 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) our ability to meet long-term strategic targets in 2014, (ii) our competitive position in the market and financial performance in 2014, (iii) expected cost pressures in 2014, (iv) our ability to increase gross margins in 2014, (v) funding of investments in R&D, emerging markets and technologies, (vi) capital spending in 2014, (vii) cash flows to fund future operations and to meet debt service requirements, (viii) costs and expenditures associated with the closing of our Augusta facility, and (ix) the ultimate resolution of pending tax matters with the Spanish and Brazilian tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•	the economic climate for the Company’s industry and demand for the Company’s products;

•	the ability of the Company to successfully implement its strategic plan and meet its long-term financial goals;

•	fluctuations in the price, quality and availability of raw materials;

•	the Company's ability to successfully integrate Aromor and realize the anticipated benefits of the Aromor acquisition on a timely basis, or at all;

•	decline in consumer confidence and spending;

•	changes in consumer preferences;

•	the Company’s ability to predict the short and long-term effects of global economic conditions;

•	movements in interest rates;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company's ability to benefit from its investments in emerging markets;

•	the Company’s ability to successfully develop new and competitive products that appeal to its customers and consumers;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•
the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

•	the Company’s ability to implement its Fragrance Ingredients Rationalization plan, including the achievement of anticipated cost savings;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	the Company's ability to attract and retain talented employees;

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
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit and adjusted operating profit margin (which excludes the operational improvement initiative and restructuring charges), (iii)

adjusted other income, net (which excludes the sale of a non-operating asset) and (iv) adjusted effective tax rate (which excludes restructuring charges and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts; for example, costs associated with operational improvements and restructuring activities involve actual cash outlays. We compensate for such limitations by using these measures as one of several metrics, including GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 5. Other Information
As previously disclosed in our Current Report on Form 8-K filed on May 28, 2014 (the “May 28 Form 8-K”), Andreas Fibig will assume the position of Chief Executive Officer of International Flavors & Fragrances Inc. (the “Company”) effective September 1, 2014.  On July 31, 2014, our Board of Directors determined that the value of the 2014 Equity Choice Program award provided for in the letter agreement filed with the May 28 Form 8-K would be $750,000 and that the award would vest in accordance with the standard vesting schedule for Equity Choice Program awards granted in March 2014 as described in the Company’s Definitive Proxy Statement filed with the SEC on March 25, 2014.  Our Board of Directors also confirmed that Mr. Fibig’s $500,000 sign-on equity award under the Equity Choice Program will vest in April 2015, concurrently with the vesting of the Company’s other Equity Choice Program awards.  In addition, our Board of Directors has determined that upon Mr. Tough’s stepping down as the Company’s Chief Executive Officer on September 1, 2014, he will continue as an employee of the Company during a transition period through December 1, 2014, will receive his current salary, benefits and perquisites and be entitled to participate in the Company’s AIP and LTIP for 2014 on a pro rata basis through such date, and will receive his December salary as a lump sum of $100,000 on December 1, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
We are currently involved in a legal proceeding with the Spanish tax authorities that challenges tax deductions taken in our Spanish subsidiaries’ tax returns and alleges claims of tax avoidance. As of June 30, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002. The Company has fully reserved the assessment originally asserted by the Spanish tax authority. The Company is awaiting a decision on its appeal and in order to proceed with the appeal, the Company was required to post a bank guaranty. As of June 30, 2014, the Company had a remaining posted bank guaranty of Euro 1.8 million ($2.5 million) associated with the 2002 appeal.
The Spanish tax authorities have also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. During the fourth quarter of 2013, the Company was notified that the Spanish High Court of Justice ruled against us in regards to the 2002 capital tax case. As a result, the Company recorded a charge of Euro 9.6 million ($13.0 million, or $9.1 million, after tax) for the year ended December 31, 2013. On January 22, 2014, we filed an appeal. In order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014. Such amount will be refundable if we prevail in our appeal.
In addition to the above, the Company has also been a party to dividend withholding tax controversies in Spain. At June 30, 2014, the Company had Euro 4.6 million ($6.2 million) reflected in income taxes payable in connection with three of these cases. The fourth and final remaining appeal has not yet been heard by the Spanish Supreme Court, with an aggregate value of Euro 3.2 million ($4.5 million), including estimated interest, which is fully reserved as of June 30, 2014. As of June 30, 2014, the Company had posted bank guarantees of Euro 7.8 million ($10.7 million) in order to proceed with the appeal in this controversy.
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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. The case is currently proceeding through general discovery with a trial on the merits anticipated in mid-2015. The Company denies the allegations and will vigorously defend its position in Court. At this preliminary stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the second quarter of 2014.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 - 30, 2014	51,593	$94.19	51,593	$173,154,863
May 1 - 31, 2014	51,331	97.41	51,331	168,154,818
June 1 - 30, 2014	41,133	100.19	41,133	164,033,642
Total	144,057	$97.05	144,057	$164,033,642

(1)
Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2016. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

10.1
Credit Agreement, dated as of November 9, 2011, Amended and Restated as of April 4, 2014, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V., IFF Worldwide (Gibraltar) Limited and IFF Aroma Esans Sanayi Ve Ticaret Anonim Sirketi, as borrowers, the banks, financial institutions and other institutional lenders party thereto, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 8, 2014.

10.2
Letter Agreement between International Flavors & Fragrances Inc. and Andreas Fibig, effective May 26, 2014, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on May 28, 2014.

10.3
Amendment No. 1 to the Credit Agreement, dated as of June 2, 2014, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à.r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V., IFF Worldwide (Gibraltar) Limited and IFF Aroma Esans Sanayi Ve Ticaret Anonim Sirketi, the various financial institutions as are parties to the Credit Agreement, and Citibank, N.A. as administrative agent.

10.4	Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Kevin C. Berryman.
10.5	Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Nicolas Mirzayantz.
31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 5, 2014	By:	/s/ Douglas D. Tough
Douglas D. Tough
Chairman of the Board and Chief Executive Officer

Dated:	August 5, 2014	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1
Credit Agreement, dated as of November 9, 2011, Amended and Restated as of April 4, 2014, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V., IFF Worldwide (Gibraltar) Limited and IFF Aroma Esans Sanayi Ve Ticaret Anonim Sirketi, as borrowers, the banks, financial institutions and other institutional lenders party thereto, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on April 8, 2014.

10.2
Letter Agreement between International Flavors & Fragrances Inc. and Andreas Fibig, effective May 26, 2014, incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on May 28, 2014.

10.3
Amendment No. 1 to the Credit Agreement, dated as of June 2, 2014, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à.r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V., IFF Worldwide (Gibraltar) Limited and IFF Aroma Esans Sanayi Ve Ticaret Anonim Sirketi, the various financial institutions as are parties to the Credit Agreement, and Citibank, N.A. as administrative agent.

10.4	Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Kevin C. Berryman.
10.5	Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Nicolas Mirzayantz.
31.1	Certification of Douglas D. Tough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Douglas D. Tough and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

