Form 10-Q
period 2014-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2014-11-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares outstanding as of October 24, 2014: 80,971,601

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$404,836	$405,505
Trade receivables (net of allowances of $9,906 and $10,493, respectively)	562,617	524,493
Inventories: Raw materials	264,531	252,457
Work in process	17,250	6,658
Finished goods	274,521	274,691
Total Inventories	556,302	533,806
Deferred income taxes	23,315	40,189
Prepaid expenses and other current assets	165,539	148,910
Total Current Assets	1,712,609	1,652,903
Property, plant and equipment, at cost	1,796,021	1,757,983
Accumulated depreciation	(1,095,073)	(1,070,768)
	700,948	687,215
Goodwill	675,484	665,582
Other intangible assets, net	78,397	30,615
Deferred income taxes	160,490	154,437
Other assets	148,581	140,979
Total Assets	$3,476,509	$3,331,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$9,528	$149
Accounts payable	207,227	226,733
Accrued payroll and bonus	66,371	105,816
Dividends payable	37,931	31,740
Restructuring and other charges	1,503	2,116
Other current liabilities	194,294	193,812
Total Current Liabilities	516,854	560,366
Long-term debt	933,625	932,665
Deferred gains	47,359	41,339
Retirement liabilities	218,312	238,225
Other liabilities	116,705	92,085
Total Other Liabilities	1,316,001	1,304,314
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,761,900 and 115,761,840 shares as of September 30, 2014 and December 31, 2013; and outstanding 81,113,493 and 81,384,246 shares as of September 30, 2014 and December 31, 2013	14,470	14,470
Capital in excess of par value	136,341	131,461
Retained earnings	3,298,761	3,075,657
Accumulated other comprehensive loss	(399,061)	(392,711)
Treasury stock, at cost - 34,648,407 shares as of September 30, 2014 and 34,377,594 shares as of December 31, 2013	(1,410,992)	(1,365,805)
Total Shareholders’ Equity	1,639,519	1,463,072
Noncontrolling interest	4,135	3,979
Total Shareholders’ Equity including noncontrolling interest	1,643,654	1,467,051
Total Liabilities and Shareholders’ Equity	$3,476,509	$3,331,731

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$773,813	$742,256	$2,332,451	$2,227,727
Cost of goods sold	433,702	416,852	1,298,281	1,256,977
Research and development expenses	63,701	65,654	191,635	189,428
Selling and administrative expenses	123,212	118,221	379,864	357,687
Restructuring and other charges, net	608	—	912	2,105
Interest expense	10,968	11,625	34,048	35,637
Other income, net	(563)	(4,080)	(3,761)	(16,359)
Income before taxes	142,185	133,984	431,472	402,252
Taxes on income	34,770	34,938	107,064	110,187
Net income	107,415	99,046	324,408	292,065
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(25,046)	5,707	(26,872)	(11,118)
Gains (losses) on derivatives qualifying as hedges	5,748	(1,859)	7,806	(4,161)
Pension and postretirement net liability	3,951	5,126	12,716	15,346
Other comprehensive income (loss)	(15,347)	8,974	(6,350)	67
Total comprehensive income	$92,068	$108,020	$318,058	$292,132
Net income per share - basic	$1.32	$1.21	$3.98	$3.57
Net income per share - diluted	$1.31	$1.20	$3.95	$3.54
Average number of shares outstanding - basic	80,942	81,437	80,981	81,349
Average number of shares outstanding - diluted	81,508	82,043	81,556	81,959
Dividends declared per share	$0.47	$0.39	$1.25	$1.07
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$324,408	$292,065
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	68,678	61,084
Deferred income taxes	7,496	(5,167)
Gain on disposal of assets	(2,351)	(18,859)
Stock-based compensation	19,627	18,919
Changes in assets and liabilities, net of Aromor acquisition:
Trade receivables	(47,929)	(72,051)
Inventories	(21,609)	10,679
Accounts payable	(7,590)	(11,581)
Accruals for incentive compensation	(45,482)	(1,298)
Other current payables and accrued expenses	4,154	27,416
Other assets	(5,508)	(23,805)
Other liabilities	23,609	(20,086)
Net cash provided by operating activities	317,503	257,316
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration)	(102,500)	—
Additions to property, plant and equipment	(97,820)	(86,448)
Proceeds from life insurance contracts	17,750	793
Maturity of net investment hedges	(472)	626
Proceeds from disposal of assets	2,506	16,782
Net cash used in investing activities	(180,536)	(68,247)
Cash flows from financing activities:
Cash dividends paid to shareholders	(95,113)	(55,525)
Net change in revolving credit facility borrowings and overdrafts	8,926	(282,915)
Deferred financing costs	(1,023)	(2,800)
Repayments of long-term debt	—	(100,000)
Proceeds from long-term debt	4,100	297,786
Proceeds from issuance of stock under stock plans	1,361	3,613
Excess tax benefits on stock-based payments	6,080	5,583
Purchase of treasury stock	(52,453)	(31,923)
Net cash used in financing activities	(128,122)	(166,181)
Effect of exchange rate changes on cash and cash equivalents	(9,514)	(4,161)
Net change in cash and cash equivalents	(669)	18,727
Cash and cash equivalents at beginning of year	405,505	324,422
Cash and cash equivalents at end of period	$404,836	$343,149
Interest paid, net of amounts capitalized	$26,407	$47,754
Income taxes paid	$63,007	$105,636
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and their related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2013 Annual Report on Form 10-K (“2013 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2014 and 2013 quarters, the actual closing dates were September 26 and September 27, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying the accounting for the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance was effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.
In July 2013, the FASB issued authoritative guidance related to the financial statement presentation of unrecognized tax benefits. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. In such situations, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance was effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.
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

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2014	2013	2014	2013
Basic	80,942	81,437	80,981	81,349
Assumed dilution under stock plans	566	606	575	610
Diluted	81,508	82,043	81,556	81,959
There were no stock options and stock settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2014 and 2013.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented and the number of PRS outstanding as of September 30, 2014 and 2013 was immaterial (approximately 0.6% and 0.7% of the total number of common shares outstanding as of September 30, 2014 and 2013, respectively). Net income allocated to such PRS was $0.6 million during each of the three months ended September 30, 2014 and 2013, and $1.9 million during each of the nine months ended September 30, 2014 and 2013, respectively.
Note 3. Restructuring and Other Charges, Net:
Fragrance Ingredients Rationalization
During the third quarter of 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, the Company expects to incur charges of $14 - $15 million, consisting primarily of approximately $10 million in accelerated depreciation of fixed assets, approximately $3 million in personnel-related costs and $1 - $2 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During the nine months ended September 30, 2014, the Company recorded an additional $0.1 million of severance costs and $0.8 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. The majority of the plant shutdown and other related costs are expected to be recognized over the balance of the year. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $4 - $5 million of the costs will be or have been cash expenditures.
Changes in employee-related restructuring liabilities during the nine months ended September 30, 2014 related to the Fragrance Ingredients Rationalization were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Other	Total
December 31, 2013	$2,116	$—	$—	$2,116
Additional charges, net	(46)	5,100	958	6,012
Non-cash charges	—	(5,100)	—	(5,100)
Payments and other costs	(567)	—	(958)	(1,525)
September 30, 2014	$1,503	$—	$—	$1,503
Note 4. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Gross carrying value (1)	$218,676	$165,406
Accumulated amortization	(140,279)	(134,791)
Total	$78,397	$30,615

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
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
Amortization
Amortization expense was $1.9 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively and $5.9 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. Annual amortization is expected to be $7.8 million for the year 2014, $7.5 million for the years 2015 through 2017, $7.3 million for the year 2018 and $6.7 million for the year 2019.
Note 5. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2014	December 31, 2013
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,776	299,736
Bank overdrafts and other			12,697	984
Deferred realized gains on interest rate swaps			5,680	7,094
			943,153	932,814
Less: Current portion of long-term debt			(9,528)	(149)
			$933,625	$932,665
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
Note 6. Income Taxes:
At September 30, 2014, the Company had $24.2 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2014, the Company had accrued interest and penalties of $2.4 million classified in Other liabilities.
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
As of September 30, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002. The Company has fully reserved the assessment originally asserted by the Spanish Tax Authority. The Company is awaiting a decision on its appeal, and in order to proceed with the appeal, the Company was required to post a bank guaranty, which as of September 30, 2014, was in the amount of Euro 1.9 million ($2.4 million).
In addition to the above, the Company has also been a party to four cases related to dividend withholding tax controversies in Spain. Three of these cases have been decided. The fourth case (with a value of Euro 3.3 million or $4.2 million) which was under appeal, was heard by the Spanish National High Court in October, 2014. We received a favorable ruling during the fourth quarter of 2014. However, the ultimate outcome remains uncertain given the fact that the Spanish Tax Authority has the right to appeal. The aggregate value associated with these four cases is Euro 7.9 million ($10.1 million), which was fully reserved for as of September 30, 2014. Of this amount Euro 4.6 million ($5.9 million) was reflected in income taxes payable. As of September 30, 2014, the Company had posted bank guarantees of Euro 7.9 million ($10.1 million) associated with the appeals of these matters.
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
As of September 30, 2014, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $26.6 million, which includes $2.2 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 fiscal year, $3.9 million associated with our Spanish dividend withholding tax controversies and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.
The effective tax rate for the three months ended September 30, 2014 was 24.5% compared with 26.1% for the three months ended September 30, 2013. The quarter-over-quarter decrease is largely due to higher earnings from lower tax jurisdictions, favorable provision to return adjustments and lower loss provisions, which were partially offset by higher repatriation costs and the absence of the R&D tax credit in the current quarter. The effective tax rate for the nine months ended September 30, 2014 was 24.8% compared with 27.4% for the nine months ended September 30, 2013. The year-over-year decrease is primarily due to a benefit from a litigation ruling during the second quarter of 2014, favorable mix of earnings, favorable provision to return adjustments and lower loss provisions, and a $6.2 million after-tax Spanish tax charge that was recorded in the first quarter of 2013, which were only partially offset by higher repatriation costs and the absence of the U.S. R&D tax credit in 2014.

Note 7. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSUs”), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Equity-based awards	$5,593	$4,869	$19,627	$18,919
Liability-based awards	452	995	3,216	3,077
Total stock-based compensation expense	6,045	5,864	22,843	21,996
Less: tax benefit	(1,899)	(1,735)	(6,970)	(6,756)
Total stock-based compensation expense, after tax	$4,146	$4,129	$15,873	$15,240
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

Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Net sales:
Flavors	$358,708	$349,385	$1,100,726	$1,079,786
Fragrances	415,105	392,871	1,231,725	1,147,941
Consolidated	$773,813	$742,256	$2,332,451	$2,227,727
Segment profit:
Flavors	$79,747	$81,101	$258,614	$254,055
Fragrances	86,615	81,309	259,253	221,577
Global expenses	(12,882)	(18,313)	(49,182)	(47,236)
Restructuring and other charges, net	(608)	—	(912)	(2,105)
Operational improvement initiative costs (1)	(282)	(2,568)	(6,014)	(4,761)
Operating profit	152,590	141,529	461,759	421,530
Interest expense	(10,968)	(11,625)	(34,048)	(35,637)
Other income, net	563	4,080	3,761	16,359
Income before taxes	$142,185	$133,984	$431,472	$402,252

(1)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2014 and 2013 were $162 million and $171 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $495 million and $504 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2014 and 2013 were $612 million and $571 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $1,837 million and $1,724 million, respectively. No non-U.S. country had net sales in any period presented greater than 8.0% of total consolidated net sales.

Note 9. Employee Benefits:
Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$530	$881	$2,299	$2,643
Interest cost on projected benefit obligation	6,349	5,740	18,812	17,222
Expected return on plan assets	(6,906)	(6,557)	(20,732)	(19,671)
Net amortization and deferrals	4,720	5,868	13,229	17,606
Net periodic benefit cost	4,693	5,932	13,608	17,800
Defined contribution and other retirement plans	1,964	1,585	5,866	5,531
Total expense	$6,657	$7,517	$19,474	$23,331

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$2,772	$4,086	$10,722	$12,256
Interest cost on projected benefit obligation	8,298	7,718	25,250	23,204
Expected return on plan assets	(12,576)	(11,859)	(37,731)	(35,653)
Net amortization and deferrals	2,058	2,315	8,012	6,967
Loss due to settlements and special terminations	32	35	32	110
Net periodic benefit cost	584	2,295	6,285	6,884
Defined contribution and other retirement plans	1,886	1,548	4,508	2,838
Total expense	$2,470	$3,843	$10,793	$9,722
The Company expects to contribute approximately $21 million to its non-U.S. pension plans during 2014. During the three and nine months ended September 30, 2014, $20 million of contributions were made to the qualified U.S. pension plans. In the three and nine months ended September 30, 2014, $4.7 million and $14.5 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2014, $1.0 million and $3.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Service cost for benefits earned	$326	$362	$971	$1,086
Interest cost on projected benefit obligation	1,197	1,168	3,672	3,504
Net amortization and deferrals	(1,124)	(663)	(3,082)	(1,989)
Total postretirement benefit expense	$399	$867	$1,561	$2,601
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2014. In the three and nine months ended September 30, 2014, $1.2 million and $4.5 million of contributions were made, respectively.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2014.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$404,836	$404,836	$405,505	$405,505
Credit facilities and bank overdrafts (2)	12,697	12,697	984	984
Long-term debt: (3)
Senior notes - 2007	500,000	596,116	500,000	590,024
Senior notes - 2006	125,000	136,148	125,000	139,146
Senior notes - 2013	299,776	292,629	299,736	278,770

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the nine months ended September 30, 2014 and the year ended December 31, 2013, we entered into forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. Three of these forward currency contracts matured during the nine months ended September 30, 2014. The outstanding forward currency contracts have remaining maturities of approximately one year.

During the nine months ended September 30, 2014 and the year ended December 31, 2013, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During the nine months ended September 30, 2014 and 2013, we entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and nine months ended September 30, 2014.
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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2014 and December 31, 2013:

(DOLLARS IN THOUSANDS)	September 30, 2014	December 31, 2013
Foreign currency contracts	$243,000	$255,500
Interest rate swaps	$425,000	$375,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$12,822	$13,101	$25,923
Derivative liabilities (b)
Foreign currency contracts	$36	$1,107	$1,143
Interest rate swaps	798	—	798
	$834	$1,107	$1,941

	December 31, 2013
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$580	$8,896	$9,476
Interest rate swaps	670	—	670
	$1,250	$8,896	$10,146
Derivative liabilities (b)
Foreign currency contracts	$6,024	$2,909	$8,933

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,
	2014	2013
Foreign currency contracts	$17,517	$(4,821)	Other income, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
	2014	2013
Foreign currency contracts	$18,942	$7,686	Other income, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)		$—	Other income, net		$—
Foreign currency contracts	5,680	(1,926)	Cost of goods sold	(1,221)	(1,172)
Interest rate swaps (2)	69	69	Interest expense	(69)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	5,097	(2,295)	N/A	—	—
Total	$10,846	$(4,152)		$(1,290)	$(1,241)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap (1)	$—	$—	Other income, net	$—	$(333)
Foreign currency contracts	7,601	(1,606)	Cost of goods sold	(2,699)	390
Interest rate swaps (2)	207	(2,598)	Interest expense	(207)	$(137)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	5,395	(653)	N/A	—	—
Total	$13,203	$(4,857)		$(2,906)	$(80)

(1)	Ten year swap executed in 2003.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2014 and 2013. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2014 and 2013.
The Company expects that approximately $0.3 million (net of tax) of derivative gains included in AOCI at September 30, 2014, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(26,872)	4,900	—	(21,972)
Amounts reclassified from AOCI	—	2,906	12,716	15,622
Net current period other comprehensive income (loss)	(26,872)	7,806	12,716	(6,350)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2014	$(131,150)	$3,794	$(271,705)	$(399,061)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(11,118)	(4,241)	—	(15,359)
Amounts reclassified from AOCI	—	80	15,346	15,426
Net current period other comprehensive income (loss)	(11,118)	(4,161)	15,346	67
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2013	$(104,840)	$(4,379)	$(294,339)	$(403,558)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$—	$(333)	Other income, net
Foreign currency contracts	(3,723)	538	Cost of goods sold
Interest rate swaps	(207)	(137)	Interest expense
	1,024	(148)	Provision for income taxes
	$(2,906)	$(80)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(32)	$(110)	(a)
Prior service cost	3,489	3,295	(a)
Actuarial losses	(21,648)	(25,879)	(a)
	5,475	7,348	Provision for income taxes
	$(12,716)	$(15,346)	Total, net of income taxes

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
At September 30, 2014, we had total bank guarantees and standby letters of credit of approximately $42.8 million with various financial institutions. Of this amount, Euro 9.8 million ($12.5 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9 of our 2013 Form 10-K. Also included in the above aggregate amount is a total of $21.8 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2014.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $21.1 million as of September 30, 2014.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At September 30, 2014, we had available lines of credit (in addition to the Credit Facility discussed in Note 5) of approximately $82.3 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2014.

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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $42.9 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Based on the information available as of September 30, 2014, we estimate a range of reasonably possible loss related to the matters above, collectively, is $3-$20 million.
Separately, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9 of our 2013 Form 10-K). In connection with the 2002 income tax assessment ruling the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $13 million, which was fully reserved as of September 30, 2014. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014.

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
Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. During the first quarter of 2014, we announced that we realigned our creative and commercial teams within our Fragrance Compounds activities to newly-defined broad market categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories: Fabric Care, Home Care, Personal Wash, Hair Care and Toiletries. Previously, our Fragrance Compounds were aligned into two broad categories (1) Fine Fragrance and Beauty Care and (2) Functional Fragrances. In addition, Fragrance Ingredients, which are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, are included in the Fragrances business unit.
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
Net sales growth during the third quarter of 2014 was 4% on both a reported and local currency (LC) basis (which excludes the effects of changes in currency), with the acquisition of Aromor adding approximately 1% to both reported and local currency basis amounts. The LC growth reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by more normal levels of volume erosion on existing business. In addition, Fragrance Ingredients volumes were up 16% driven largely by the Aromor acquisition. We continue to expect that full year 2014 LC sales growth will be 4-6%.
Exchange rate fluctuations had minimal impact on net sales for the third quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased slightly year-over-year. Included in the third quarter of 2014 was $0.3 million of costs associated with operational improvement initiatives, compared to $2.6 million of costs related to restructuring and operational improvement initiatives included in the 2013 period. Excluding these items, gross margin decreased slightly. This slight decrease reflects cost savings and productivity initiatives that were more than offset by weaker operational performance and mix. The overall raw material cost base remains elevated, and was slightly unfavorable during the third quarter, including certain key supplies where prices are still near all-time highs. We continue to believe cost pressures will develop for the remainder of the year. We continue to seek improvements in our margins through operational performance and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Reported and LC sales in the third quarter of 2014 increased approximately 4% (including 1% growth from the acquisition of Aromor). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had solid growth in three of four regions, while Consumer Fragrances, Fragrance Ingredients and Flavor Compounds all had positive growth. The overall increase was driven by new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by more normal levels of volume erosion on existing business. In addition, Fragrance Ingredients volumes were up 16% (which includes the benefit of the Aromor acquisition). Flavors realized LC growth of 2% for the third quarter of 2014. Our Fragrance business achieved LC growth of 5%, compared with LC sales in the third quarter of 2013. Fragrances performance reflects new win performance in our Fragrance Compounds end-use categories, led by sales in Fabric Care. Overall, our third quarter 2014 results continued to be driven by our strong emerging market presence that represented 50% of LC sales and experienced 6% LC growth. From a geographic perspective, for the third quarter, the Latin America (LA), Europe, Africa and Middle East (EAME) and Greater Asia (GA) regions all delivered LC growth in 2014, led by LA, with 9% LC growth. The North America (NOAM) region experienced a decline of 3%.
Operating profit increased $11.1 million to $152.6 million (19.7% of sales) in the 2014 third quarter compared to $141.5 million (19.1% of sales) in the comparable 2013 period. The three months ended September 30, 2014 included restructuring and operational improvement initiative costs of $0.9 million compared to $2.6 million in the prior year period. Excluding these charges, adjusted operating profit was $153.5 million (19.8% of sales) for the third quarter of 2014 compared to $144.1 million (19.4% of sales) for the third quarter of 2013. The quarter-over-quarter improvement reflects sales volume growth combined with reduced R&D, selling and administrative expenses as a percentages of sales, all of which were driven largely by favorable year-over-year incentive compensation expenses. The results of Aromor were not significant to the consolidated financial performance of the Company for the third quarter of 2014.
Other income, net decreased $3.5 million to $0.6 million of income in the third quarter of 2014 compared to $4.1 million in the third quarter of 2013. The year-over-year decrease is primarily driven by lower levels of foreign exchange gains and lower favorable mark-to-market adjustments on deferred compensation plan assets during 2014 compared to the 2013 period.
Net income increased by $8.4 million quarter-over-quarter to $107.4 million for the third quarter of 2014.
We continued to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the third quarter of 2014. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2014, we believe that capital spending will approach 4-4.5% of sales as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations for the nine months ended September 30, 2014 were $317.5 million or 13.6% of sales, compared to cash inflow from operations of $257.3 million or 11.5% of sales for the nine months ended September 30, 2013. The increase in cash flow from operations in 2014 is principally driven by an increase in net income of $48.9 million (excluding gains from the sale of assets), lower amounts of Spanish tax payments and pension contributions in the current year as compared to 2013, as well as higher depreciation and amortization, which were partially offset by higher incentive compensation payments in 2014.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2014	2013	Change	2014	2013	Change
Net sales	$773,813	$742,256	4%	$2,332,451	$2,227,727	5%
Cost of goods sold	433,702	416,852	4%	1,298,281	1,256,977	3%
Gross profit	340,111	325,404		1,034,170	970,750
Research and development (R&D) expenses	63,701	65,654	(3)%	191,635	189,428	1%
Selling and administrative (S&A) expenses	123,212	118,221	4%	379,864	357,687	6%
Restructuring and other charges, net	608	—	100%	912	2,105	(57)%
Operating profit	152,590	141,529		461,759	421,530
Interest expense	10,968	11,625	(6)%	34,048	35,637	(4)%
Other expense (income), net	(563)	(4,080)	(86)%	(3,761)	(16,359)	(77)%
Income before taxes	142,185	133,984		431,472	402,252
Taxes on income	34,770	34,938	—%	107,064	110,187	(3)%
Net income	$107,415	$99,046	8%	$324,408	$292,065	11%
Diluted EPS	$1.31	$1.20	9%	$3.95	$3.54	12%
Gross margin	44.0%	43.8%	20	44.3%	43.6%	70
R&D as a percentage of sales	8.2%	8.8%	(60)	8.2%	8.5%	(30)
S&A as a percentage of sales	15.9%	15.9%	—	16.3%	16.1%	20
Operating margin	19.7%	19.1%	60	19.8%	18.9%	90
Adjusted operating margin (1)	19.8%	19.4%	40	20.1%	19.2%	90
Effective tax rate	24.5%	26.1%	(160)	24.8%	27.4%	(260)
Segment net sales
Flavors	$358,708	$349,385	3%	$1,100,726	$1,079,786	2%
Fragrances	415,105	392,871	6%	1,231,725	1,147,941	7%
Consolidated	$773,813	$742,256		$2,332,451	$2,227,727

(1)
Adjusted operating margin excludes the Restructuring and other charges, net and operational improvement initiative costs of $0.9 million and $6.9 million for the three and nine months ended September 30, 2014, respectively and $2.6 million of operational improvement initiative costs for the three months ended September 30, 2013 and $6.9 million of Restructuring and other charges, net and operational improvement initiative costs for the nine months ended September 30, 2013.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2014 IN COMPARISON TO THIRD QUARTER 2013
Sales
Sales for the third quarter of 2014 totaled $773.8 million, an increase of 4% from the prior year quarter for both reported and LC sales (including 1% growth from the acquisition of Aromor), as a result of new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by more normal levels of volume erosion on existing business. In addition, Fragrance Ingredients volumes were up 16% (which includes the benefit of the Aromor acquisition). Overall LC growth was driven by 6% growth in emerging markets (prior to the impact of Aromor).

Flavors Business Unit
Flavors reported sales growth was 3% and LC sales growth was 2% during the third quarter of 2014 compared to the 2013 period. The overall performance reflects new wins offset by higher erosion on existing business. Overall mid single-digit growth in Beverage and Dairy combined with low single-digit growth in Savory was only partially offset by low single-digit declines in Sweet. The Flavors business delivered LC growth in LA, GA and EAME, led by LA, while sales declined in NOAM. Sales in LA were driven by high double-digit gains in Beverage. Sales in EAME were driven by high single-digit gains in Beverage and sales in GA were led by high single-digit gains in Savory. The declines in NOAM were primarily driven by mid single-digit declines in Savory and Beverage.
Fragrances Business Unit
The Fragrances business experienced a 6% increase in reported sales and a 5% increase in LC sales for the third quarter of 2014 compared to the third quarter of 2013 (including approximately 2% growth from the acquisition of Aromor). The overall increase was primarily driven by double-digit gains in our Fabric Care category as well as increased volumes of Fragrance Ingredients, including the benefit of Aromor. Our Fragrance Compounds and Fragrance Ingredients categories saw LC sales grow 3% and 16%, respectively, over the prior year period. Fragrance Ingredients includes approximately 14% LC growth from Aromor.
Sales Performance by Region and Category

		% Change in Sales-Third Quarter 2014 vs. Third Quarter 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-15%	0%	-2%	-4%	-2%	-3%
EAME	Reported	4%	9%	31%	11%	5%	9%
	Local Currency (1)	1%	7%	28%	9%	3%	6%
LA	Reported	7%	4%	31%	7%	11%	8%
	Local Currency (1)	9%	5%	31%	8%	12%	9%
GA	Reported	11%	4%	14%	5%	2%	3%
	Local Currency (1)	11%	4%	15%	6%	3%	4%
Total	Reported	0%	5%	17%	6%	3%	4%
	Local Currency (1)	-1%	4%	16%	5%	2%	4%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM Flavors sales decreased 2% as a result of double-digit gains in Dairy that were more than offset by mid single-digit declines in Savory and Beverage, driven by erosion on existing business. NOAM Fragrance sales decreased 4% in the third quarter of 2014, principally due to double-digit declines in Fine Fragrance as well as low single-digit declines in Ingredients.

•
EAME Flavors LC sales growth of 3% was led by high single-digit growth in Beverage and low single-digit growth in Dairy, which was only partially offset by low single-digit declines in Sweet. EAME Fragrance LC sales increased 9% overall, driven mainly by double-digit growth in Fabric Care and high double-digit growth in Fragrance Ingredients, which were only partially offset by declines in the Hair Care and Toiletries categories.

•
LA Flavors LC sales were up 12% as new wins drove high double-digit gains in Beverage, which were only partially offset by high single-digit declines in Sweet and mid single-digit declines in Savory. LA Fragrances LC sales increased 8% overall, principally led by double-digit gains in Fabric Care and Fragrance Ingredients as well as high single-digit gains in Fine Fragrance.

•
GA Flavors had LC sales growth of 3% as high single-digit gains in Savory were only partially offset by low single-digit declines in Beverage and Sweet. GA Fragrances LC sales growth of 6% was driven by double-digit growth in Fabric Care, Fine Fragrance and Fragrance Ingredients, as well as high single-digit growth in Toiletries.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 20 bps to 56.0% in the third quarter of 2014 compared to 56.2% in the third quarter of 2013. Included in cost of goods sold was $0.3 million of charges related to operational improvement initiative costs in 2014 and $2.6 million of restructuring and operational improvement initiative costs in 2013. Excluding these items, cost of goods sold increased 20 bps. The increase primarily reflects cost savings initiatives and productivity gains that were more than offset by weaker operational performance and mix.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 8.2% in the third quarter of 2014 versus 8.8% in the third quarter of 2013. This decrease is primarily driven by lower incentive compensation expense.
Selling and Administrative (S&A) Expenses
S&A expenses increased $5.0 million to $123.2 million or 15.9%, as a percentage of sales, in the third quarter of 2014 consistent with 15.9% in the third quarter of 2013. The $5.0 million increase reflects the inclusion of Aromor-related expenses, investments to support the growth of the business, and several discrete items in 2014 and 2013, that were largely offset by lower incentive compensation expense.
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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$79,747	$81,101
Fragrances	86,615	81,309
Global	(12,882)	(18,313)
Restructuring and other charges, net	(608)	—
Operational improvement initiative costs	(282)	(2,568)
Operating profit	$152,590	$141,529
Profit margin
Flavors	22.2%	23.2%
Fragrances	20.9%	20.7%
Consolidated	19.7%	19.1%

Flavors Segment Profit
Flavors segment profit declined approximately 2% to $79.7 million in the third quarter of 2014, or 22.2% as a percentage of sales, compared to $81.1 million, or 23.2% as a percentage of sales, in the comparable 2013 period. The decline in segment profit and profit margin was driven primarily by weaker operational performance, including less favorable absorption and new plant costs.
Fragrances Segment Profit
Fragrances segment profit grew approximately 7% to $86.6 million in the third quarter of 2014, or 20.9% as a percentage of sales, compared to $81.3 million, or 20.7% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was primarily due to volume, gross margin expansion (including cost savings and productivity initiatives) and lower compensation expense.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2014,

Global expenses were $12.9 million compared to $18.3 million during the third quarter of 2013. The decrease is principally driven by lower incentive compensation expense.
Restructuring and Other Charges, Net
Restructuring and other charges, net in 2014 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The facility was closed during the third quarter of 2014. During the third quarter of 2014, the Company recorded $0.6 million of plant shutdown and other related costs included in Restructuring and other charges, net. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $4 - $5 million of the costs will be or have been cash expenditures.
Interest Expense
Interest expense decreased $0.6 million to $11.0 million in the third quarter of 2014 compared to the third quarter of 2013, as a result of the refinancing of our debt in 2013. Average cost of debt was 4.7% for both the 2014 three month period and the 2013 three month period.
Other Income, Net
Other income, net decreased by approximately $3.5 million to $0.6 million of income in the third quarter of 2014 versus $4.1 million of income in the comparable 2013 period. The year-over-year decrease is primarily driven by lower levels of foreign exchange gains and lower favorable mark-to-market adjustments on deferred compensation plan assets during 2014 compared to the 2013 period.
Income Taxes
The effective tax rate for the three months ended September 30, 2014 was 24.5% compared with 26.1% for the three months ended September 30, 2013. Excluding the impact of taxes related to restructuring and other charges in the current quarter, and the tax charge related to the sale of a non-operating asset in the prior year quarter, the third quarter 2014 adjusted effective tax rate was 24.5%, or 170 basis points lower than the third quarter 2013 adjusted effective tax rate of 26.2%. The quarter-over-quarter decrease is largely due to higher earnings from lower tax jurisdictions, favorable provision to return adjustments and lower loss provisions, which were partially offset by higher repatriation costs and the absence of the R&D tax credit in the current quarter.
FIRST NINE MONTHS OF 2014 IN COMPARISON TO FIRST NINE MONTHS OF 2013
Sales
Sales for the first nine months of 2014 totaled $2.3 billion, an increase of 5% from the prior year quarter for both reported and LC sales (including 1% growth from the acquisition of Aromor), as a result of new wins in both Flavors and Fragrance Compounds, which were partially offset by more normal levels of volume erosion on existing business, and strong Fragrance Ingredients LC sales. Overall LC growth was driven by 6% growth in emerging markets.

Flavors Business Unit
Flavors sales increased 2% for the first nine months of 2014 compared to the 2013 period. Excluding the impact of foreign currency, LC sales for the Flavors business increased 3% during the first nine month of 2014 compared to the 2013 period. The overall increase was driven by new wins which were partially offset by higher erosion on existing business. On an end-use product category basis, LC growth was led by mid single-digit growth in Beverage and Dairy followed by low single-digit growth in Savory. The Flavors business delivered LC growth in LA, GA and EAME, led by LA. Sales in LA were driven by high double-digit gains in Beverage. Sales in GA were driven by mid single-digit growth in Savory and Dairy and low single-digit growth in Sweet. Sales in EAME were driven by high single-digit gains in Beverage and mid single-digit gains in Dairy. Sales declines in NOAM were primarily driven by high single-digit declines in Beverage due to higher erosion on existing business and low single-digit declines in Sweet and Savory.
Fragrances Business Unit
The Fragrances business experienced a 7% increase for both reported and LC sales for the first nine months of 2014 compared to the 2013 period. Our Fragrance Compounds and Fragrance Ingredients categories saw LC sales grow 4% and 20%, respectively, over the prior year period. Approximately 3% of the Fragrance business unit and 15% of the Ingredients business growth was associated with the acquisition of Aromor. Within Fragrance Compounds, sales were driven by double-digit growth in Fragrance Ingredients, high single-digit growth in Fabric Care and mid single-digit growth in Toiletries.

Sales Performance by Region and Category

		% Change in Sales-First Nine Months 2014 vs. First Nine Months 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	1%	7%	0%	4%	-4%	0%
EAME	Reported	8%	4%	37%	11%	5%	9%
	Local Currency (1)	4%	1%	33%	8%	3%	6%
LA	Reported	-2%	1%	7%	1%	13%	5%
	Local Currency (1)	1%	2%	7%	2%	17%	7%
GA	Reported	6%	8%	36%	11%	0%	4%
	Local Currency (1)	7%	9%	39%	13%	3%	7%
Total	Reported	4%	5%	21%	7%	2%	5%
	Local Currency (1)	3%	5%	20%	7%	3%	5%

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM Flavors sales declined 4% as a result of high single-digit declines in Beverage due to volume erosion on existing business and low single-digit declines in Savory and Sweet. NOAM Fragrance sales grew 4% in the first nine months of 2014, principally due to double-digit gains in Home Care and mid single-digit gains in Personal Wash and Hair Care.

•
EAME Flavors LC sales growth of 3% was led by high single-digit growth in Beverage and mid single-digit growth Dairy. EAME Fragrance LC sales increased 8% overall, driven mainly by double-digit growth in Fragrance Ingredients as well as mid single-digit growth in Fabric Care, Fine Fragrance and Toiletries, partially offset by high single-digit declines in Home Care and mid single-digit declines in Personal Wash.

•
LA Flavors LC sales were up 17% as new wins drove high double-digit gains in Beverage, which were only partially offset by high single-digit declines in Sweet. LA Fragrances LC sales growth of 2% was driven by double-digit sales growth in Personal Wash, high single-digit growth in Hair Care and Fragrance Ingredients and low single-digit growth in Fabric Care and Fine Fragrance, which was partially offset by double-digit declines in Home Care.

•
GA Flavors had 3% LC sales growth from mid single-digit gains in Savory and low single-digit growth in Sweet and Dairy. GA Fragrances had 13% LC growth from double-digit growth Fabric Care, high single-digit growth in toiletries and Fine Fragrance as well as double-digit growth in Fragrance Ingredients.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 70 bps to 55.7% in the first nine months of 2014 compared to 56.4% in the first nine months of 2013. The improvement versus last year was mainly driven by the favorable net impact of input costs to pricing and other operational improvement initiatives on a year-over-year basis.
Research and Development (R&D) Expenses
Overall R&D expenses decreased to 8.2% of sales in the first nine months of 2014 compared to 8.5% in the first nine months of 2013. This decrease was primarily driven by lower incentive compensation expense.

Selling and Administrative (S&A) Expenses
S&A expenses increased $22.2 million or 16.3%, as a percentage of sales, in the first nine months of 2014 versus 16.1% in the first nine months of 2013. The $22.2 million increase reflects the inclusion of Aromor-related expenses, investments to support the growth of the business, several discrete items in 2014 and the effects of a weaker U.S. dollar that were partially offset by lower incentive compensation expense.
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

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$258,614	$254,055
Fragrances	259,253	221,577
Global	(49,182)	(47,236)
Restructuring and other charges, net	(912)	(2,105)
Operational improvement initiative costs	(6,014)	(4,761)
Operating profit	$461,759	$421,530
Profit margin
Flavors	23.5%	23.5%
Fragrances	21.0%	19.3%
Consolidated	19.8%	18.9%
Flavors Segment Profit
Flavors segment profit grew approximately 2% to $258.6 million in the first nine months of 2014, or 23.5% as a percentage of sales, compared to $254.1 million, or 23.5% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was driven primarily by lower incentive compensation expense.
Fragrances Segment Profit
Fragrances segment profit grew approximately 17.0% to $259.3 million in the first nine months of 2014, or 21.0% as a percentage of sales, compared to $221.6 million, or 19.3% as a percentage of sales, in the comparable 2013 period. The improvement in segment profit and profit margin was primarily due to volume, gross margin expansion (including cost savings and productivity initiatives) and lower compensation expense.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2014, Global expenses were $49.2 million compared to $47.2 million during the first nine months of 2013. The increase primarily reflects several unfavorable year-over-year discrete items from 2014 and 2013 as well as an unfavorable impact on our cash flow hedging program that were largely offset by lower incentive compensation expense.
Restructuring and Other Charges, Net
Restructuring and other charges, net in 2014 consist of separation costs for employees, including severance, outplacement and other benefit costs, relating to the Fragrance Ingredients Rationalization that started in the second quarter of 2013 related to the closing of the fragrance ingredients manufacturing facility in Augusta, Georgia. The facility was closed during the third quarter of 2014. During the first nine months of 2014, the Company recorded $0.8 million of plant shutdown and other related costs and $0.1 million of severance costs included in Restructuring and other charges, net and $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been or will be eliminated. The Company estimates that approximately $4 - $5 million of the costs will be or have been cash expenditures.

Interest Expense
Interest expense decreased $1.6 million to $34.0 million in the first nine months of 2014 compared to the first nine months of 2013. The decrease in interest expense principally reflects the refinancing of the Company's debt in 2013. Average cost of debt was 4.9% for the 2014 nine month period compared to 4.7% in the 2013 nine month period.
Other Income, Net
Other income, net decreased by approximately $12.6 million to $3.8 million of income in the first nine months of 2014 versus $16.4 million of income in the comparable 2013 period. The decrease over the prior year period is driven largely by the

2013 period including a $16.1 million gain related to the sale of a non-operating asset, offset by year-over-year improvement on foreign currency gains/(losses).
Income Taxes
The effective tax rate for the nine months ended September 30, 2014 was 24.8% compared with 27.4% for the nine months ended September 30, 2013. Excluding the impact of taxes related to restructuring and other charges in the current quarter, and the tax charge related to the sale of a non-operating asset in the prior year quarter, the adjusted effective tax rate was 25.0% and 25.6% for 2014 and 2013, respectively. The year-over-year decrease is primarily due to a benefit from a litigation ruling during the second quarter of 2014, favorable mix of earnings, favorable provision to return adjustments and lower loss provisions, and a $6.2 million after-tax Spanish tax charge that was recorded in the first quarter of 2013, which were only partially offset by higher repatriation costs and the absence of the U.S. R&D tax credit in 2014.

 Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $404.8 million at September 30, 2014 compared to $405.5 million at December 31, 2013, of which $300.6 million of the balance at September 30, 2014 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in the first nine months of 2014 were $317.5 million compared to $257.3 million in the first nine months of 2013. The increase in operating cash flows for the first nine months of 2014 compared to 2013 is principally driven by an increase in net income of $48.9 million (excluding $2.4 million and $18.9 million of net income generated from the sale of assets in 2014 and 2013, respectively), lower amounts of Spanish tax payments and pension contributions in the current year as compared to 2013, as well as higher depreciation and amortization, which were partially offset by higher incentive compensation payments in 2014.
Working capital (current assets less current liabilities) totaled $1,195.8 million at September 30, 2014, compared to $1,092.5 million at December 31, 2013. The increase in working capital reflects strong cash generation partially offset by certain payments, principally for the Aromor acquisition, dividends and incentive compensation. We selectively participate in programs offered by certain of our global customers. When participating in these programs, we accelerate the receipt of cash by selling the selected accounts receivable positions with these customers, on a non-recourse basis, at a discount to designated third party banks. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first nine months of 2014 utilized $180.5 million compared to $68.2 million in the prior year period.
The Company paid $102.5 million (net of $0.1 million of cash acquired) for the acquisition of Aromor, which was funded from existing cash resources.
Additions to property, plant and equipment were $97.8 million during the first nine months of 2014 compared to $86.4 million in the first nine months of 2013. We expect additions to property, plant and equipment to approach 4-4.5% of our sales in 2014.
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first nine months of 2014 used $128.1 million compared to $166.2 million in the first nine months of 2013. The decrease in cash used for financing activities principally reflects the repayment of $100 million of debt during 2013, which was partially offset by higher dividend payments during 2014 (three payments in 2014) compared to two dividend payments during 2013 (there was no dividend payment made during the first quarter of 2013 as payment was made during the fourth quarter of 2012) as well as increased treasury stock purchases in 2014 as compared to 2013.
At September 30, 2014, we had $943.2 million of debt outstanding compared to $932.8 million outstanding at December 31, 2013.
We paid dividends totaling $95.1 million in the 2014 period. We declared a cash dividend per share of $0.47 in the third quarter of 2014 that was paid on October 7, 2014 to all shareholders of record as of September 25, 2014.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $145.7 million available under the repurchase program, approximately 1.5 million shares, or 1.9% of shares outstanding (based on the market price and shares outstanding as of September 30, 2014) could be repurchased under the program as of September 30, 2014. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended September 30, 2014, we repurchased 182,392 shares on the open market at an aggregate cost of $18.3 million or an average of $100.61 per share. Purchases for the nine months ended September 30, 2014 totaled approximately $52.5 million. We expect total purchases during 2014 to increase significantly over the 2013 purchases of $51 million. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first nine months of 2014 or 2013.
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
We expect to contribute approximately $21 million to our non-U.S. pension plans during 2014. During the three and nine months ended September 30, 2014, $20 million of contributions were made to the qualified U.S. pension plans. For the nine months ended September 30, 2014, we have contributed $14.5 million related to our non-U.S. pension plans and $3.1 million related to our non-qualified U.S. pension plans.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at September 30, 2014 our covenant compliance provided overall borrowing capacity of $1,661 million.
As of September 30, 2014 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $940.4 million at September 30, 2014.
At September 30, 2014, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2014 our Net Debt/adjusted EBITDA (1) ratio was 0.79 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended September 30,
(DOLLARS IN MILLIONS)	2014	2013
Net income	$385.9	$360.0
Interest expense	45.2	46.2
Income taxes	128.7	130.7
Depreciation and amortization	90.7	141.8
Specified items (1)	1.0	2.1
Non-cash items (2)	23.4	(3.4)
Adjusted EBITDA	$674.9	$677.4

(1)	Specified items for the 12 months ended September 30, 2014 of $1.0 million consist of restructuring charges.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	September 30,
(DOLLARS IN MILLIONS)	2014	2013
Total debt	$943.2	$933.6
Adjustments:
Deferred gain on interest rate swaps	(5.7)	(7.6)
Cash and cash equivalents	(404.8)	(343.1)
Net debt	$532.7	$582.9
As discussed in Note 12 to the Consolidated Financial Statements, at September 30, 2014, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 9.8 million ($12.5 million) in bank guarantees outstanding as of September 30, 2014 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the settlement agreement and the dividend withholding tax cases.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) our ability to meet long-term strategic targets in 2014, (ii) our competitive position in the market and financial performance in 2014, (iii) expected cost pressures in 2014, (iv) our ability to improve gross margins in 2014, (v) funding of investments in R&D, emerging markets and key technologies, (vi) capital spending in 2014, (vii) cash flows to fund future operations and to meet debt service requirements, (viii) costs and expenditures associated with the closing of our Augusta facility, (ix) expected share repurchases in 2014, and (x) the ultimate resolution of pending tax matters with the Spanish and Brazilian tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect,” “anticipate,” “believe,” “outlook,” “may,”

“estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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
Non-GAAP Financial Measures

The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted cost of goods sold (which excludes the operational improvement initiative costs), (iii) adjusted operating profit and adjusted operating profit margin (which excludes the operational improvement initiative and restructuring charges), and (iv) adjusted effective tax rate (which excludes restructuring charges and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
We are currently involved in a legal proceeding with the Spanish tax authorities that challenges tax deductions taken in our Spanish subsidiaries’ tax returns and alleges claims of tax avoidance. As of September 30, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002. The Company has fully reserved the assessment originally asserted by the Spanish tax authority. The Company is awaiting a decision on its appeal and in order to proceed with the appeal, the Company was required to post a bank guaranty. As of September 30, 2014, the Company had a remaining posted bank guaranty of Euro 1.9 million ($2.4 million) associated with the 2002 appeal.
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
In addition to the above, the Company has also been a party to four cases related to dividend withholding tax controversies in Spain. Three of these cases have been decided. The fourth case (with a value of Euro 3.3 million or $4.2 million) which was under appeal, was heard by the Spanish National High Court in October, 2014. We received a favorable ruling during the fourth quarter of 2014. However, the ultimate outcome remains uncertain given the fact that the Spanish Tax Authority has the right to appeal. The aggregate value associated with these four cases is Euro 7.9 million ($10.1 million), which was fully reserved for as of September 30, 2014. Of this amount Euro 4.6 million ($5.9 million) was reflected in income taxes payable. As of September 30, 2014, the Company had posted bank guarantees of Euro 7.9 million ($10.1 million) associated with the appeals of these matters.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the third quarter of 2014.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 - 31, 2014	22,752	$104.37	22,752	$161,659,065
August 1 - 31, 2014	58,552	99.90	58,552	155,809,456
September 1 - 30, 2014	101,088	100.17	101,088	145,683,895
Total	182,392	$100.61	182,392	$145,683,895

(1)
Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2016. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

10.1	Amended and Restated Executive Severance Policy, as amended through and including October 23, 2014.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 4, 2014	By:	/s/ Andreas Fibig
Andreas Fibig
Chief Executive Officer

Dated:	November 4, 2014	By:	/s/ Kevin C. Berryman
Kevin C. Berryman
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Amended and Restated Executive Severance Policy, as amended through and including October 23, 2014.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin C. Berryman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Kevin C. Berryman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

