Form 10-K
period 2014-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2015-03-02
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2014 was $8,472,499,224.
As of February 12, 2015, there were 80,742,973 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Shareholders (the “IFF 2015 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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

The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies and smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. In 2014, we achieved sales of approximately $3.1 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader ingredients and compounds market. Within the flavors and fragrances sub-segment of this broader market, the top four companies comprise approximately two-thirds of the total estimated sales. We believe that our diversified business platform consisting of expansive geographic coverage, a broad product portfolio and a global and regional customer base, positions us to achieve long-term growth as the flavors and fragrances markets expand.

With operations in 32 different countries worldwide and approximately 6,200 employees, we collaborate with our customers to serve consumers in more than 100 countries. We operate in two business segments, Flavors and Fragrances, with sales to customers in the four regions set forth below:

Region	% of 2014 Sales
Europe, Africa, Middle East	34%
Greater Asia	28%
North America	22%
Latin America	16%

We have a strong commitment to emerging markets. We believe that significant future growth potential for the flavors and fragrances industry, and for our business, exists in the emerging markets (all markets except North America, Japan, Australia, and Western, Southern and Northern Europe). Over the past five years our local currency growth rate in emerging markets has significantly outpaced that of developed markets. We expect this trend to continue for the foreseeable future. The emerging market local currency growth rate in 2014 was 6%. We have had operations in some of the largest emerging markets for multiple decades. As a result of these established operations, sales in emerging markets represented 50% of 2014 sales, up from 49% in 2013. As our customers in emerging markets grow their businesses, they will have the ability to leverage our long-standing presence and our extensive market knowledge to help drive their brands.

We believe we have a diversified product and customer portfolio that provides us with greater stability and growth potential across a variety of economic environments. In 2014, our Flavors business represented 47% of our sales, while our Fragrances business represented 53% of sales. During 2014, our 25 largest customers accounted for 53% of our sales. Sales to our largest customer accounted for 12%, 12% and 11% of our sales in 2014, 2013 and 2012, respectively. Such sales were largely in our Fragrances business.

For financial information about our operating segments and the geographic areas in which we do business, please see Note 12 of our Consolidated Financial Statements included in this Form 10-K.

Strategic Priorities

We are focused on generating sustainable profitable growth across our business. We believe that we can continue to deliver returns above cost of capital on a long-term basis and increase shareholder value by leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio. We are in the process of refreshing the key elements of our strategic priorities, which are the following:

•
Leverage geographic reach: Our strong geographic reach allows us to capture the benefits of attractive population growth and wealth creation in emerging markets, representing a key component of our growth plan. In emerging markets, strong GDP growth and a significant expansion of the middle-class consumer are increasing the demand for better-flavored and fragranced consumer products. To support this trend, we have made significant investments in emerging markets. Since 2008, we have opened eight state-of-the-art creative centers in Shanghai, Sao Paulo, Moscow, Singapore, Mumbai, Delhi, Chengdu, and Beijing. We continue to invest in the fast growing region of Greater Asia. In 2013, we opened a new flavors manufacturing facility in Guangzhou, China, which followed the 2012 opening of our new flavor and fragrance facility in Singapore, both of which are part of a more than $100 million investment in Greater Asia. We also announced a $50 million investment to fund our expansion in Indonesia, bringing our total investment in Greater Asia to more than $150 million. We also continued toward the completion of our more than $50 million expansion in Turkey, expected to be completed in 2015. We expect that the emerging markets will represent more than half of our annual sales in 2015, as we estimate that growth potential in these markets will outpace the expected growth in the developed markets.

•
Strengthen innovation platform: We continue to focus on creating innovative and distinctive products that meet consumer needs and drive consumer preference for our customers’ brands. We have been strengthening our platforms by leveraging our knowledge of consumer trends to direct ten key research platforms that address current and expected future needs of consumers. We in turn use our customer-centric knowledge and research platforms to drive technological development and create a cost-effective product portfolio. We anticipate that this focus on innovation will be instrumental in meeting future consumer needs, thereby driving our customers' growth and in turn market share gains for both IFF and our customers. To capture these opportunities in Flavors, we are focusing on key flavor systems technologies to provide consumers with healthier solutions and an enhanced taste experience. In Fragrances, we are focusing on ingredients, including our naturals portfolio, as well as our delivery systems. In 2014, we acquired Aromor Flavors and Fragrances Ltd. ("Aromor"), a manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors, to provide us with cost-effective, quality ingredients to use in our compounds creations.

•
Maximize portfolio: We believe in a disciplined, analytical approach toward value creation to maximize our portfolio and drive sustained profitable growth. We continuously look for and identify opportunities to strengthen and grow the business through internal improvements, disciplined allocation of resources towards advantaged categories, customers and/or markets, working capital management and return-based capital investments.

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

•	Savory - We produce flavors which are used in soups, sauces, condiments, prepared meals, meat and poultry, and potato chips and other savory snacks.

•	Beverages - We create flavors for juice drinks, carbonated beverages, flavored waters and spirits and have creative expertise dedicated to beverage flavor systems.

•
Sweet - We create innovative flavor concepts and heat-stable flavors for bakery products, as well as candy, chewing gum and cereal, which each have distinctive sweet tastes. For pharmaceutical and oral care products, we produce flavors for products such as toothpaste and mouthwash.

•
Dairy - We offer a complete range of value-added compounded flavors for all dairy applications, including yogurt, ice cream, cheese, cream and butter flavor. We also offer a wide range of quality vanilla extracts and a variety of flavor solutions that build on our understanding of vanilla.

We develop thousands of different flavors and taste offerings for our customers, most of which are tailor-made. We continuously develop new formulas in order to meet changing consumer preferences and customer needs. Consumers, especially those in developed markets such as the United States and Western Europe, are increasingly seeking to focus on products which promote health and wellness. They want food and beverage products that are both good for them and taste good. Our objective is to capture a significant share of this shift in consumer demand by capitalizing on the ability of our naturals and proprietary ingredients and flavor systems technologies to provide consumers with healthier solutions without changing the taste experience of the food or beverage.
Fragrances

We are a global leader in the creation of fragrances. Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including fabric care, home care, personal wash, hair care and toiletries. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients.

•
Fragrance Compounds — In 2014, we realigned our creative and commercial teams within Fragrance Compounds into two broad market categories: Fine Fragrances and Consumer Fragrances. Fragrance Compounds refers to our fragrance compounds that are ultimately used by our customers in these two market categories.

◦
Fine Fragrances — We have created some of the industry-leading fine fragrance classics as well as cutting-edge niche fragrances, as evidenced by our number of top sellers and the success of our new launches.

◦
Consumer Fragrances — Our consumer fragrances include five end-use categories of products: (1) Fabric Care, including laundry detergents, fabric softeners and specialty laundry products; (2)  Home Care, including household cleaners, dishwashing detergents and air fresheners; (3) Personal Wash, including bar soap and shower gel; (4) Hair Care; and (5) Toiletries.

•
Fragrance Ingredients — We create, develop and manufacture a broad portfolio of innovative, high-quality and cost-effective fragrance, and to a much smaller extent flavor, ingredients, for internal use in our compound businesses and for external use in preparation of compounds by our customers and other third parties, including our competitors. With over 1,200 separate fragrance ingredients, we believe that we lead the industry with the breadth of our product portfolio. We manufacture our ingredients through our global network of production facilities and continue to work to optimize our manufacturing processes, as we have done during the year through the closure of our Augusta facility. We believe that this network gives us the flexibility to make products in different locations while maintaining the same high and consistent standards of product quality. We will continue to look for opportunities to strengthen this component of our portfolio, particularly in the specialty chemicals area, as evidenced by our 2014 acquisition of Aromor, while at the same time ensuring we maintain a cost-effective portfolio, particularly in the price sensitive commodities component.

We believe that our in-house naturals operations, led by Laboratoire Monique Rémy (“LMR”) in Grasse, France, are industry leading in the processing quality materials and offer decades of experience understanding natural products and perfecting the process of transforming naturals, such as narcissus, jasmine and blackcurrant bud, into pure absolutes that retain the unique fragrance of their origin.

Our perfumers have access to our large portfolio of innovative, high-quality and cost-effective ingredients to support their creativity, which in turn provides our customers with a unique identity for their brands. We also create innovative delivery systems, including (i) our proprietary encapsulation technology, which consists of individual fragrance droplets coated with a protective polymetric shell to deliver superior fragrance performance throughout a product’s lifecycle and (ii) our exclusive polymer delivery system, PolyIFF, which is a “solid fragrance” technology that allows us to add scent to functional or molded plastic.

We also collaborate with some of the world’s leading art and fashion schools to tap into the creative minds of the future leaders of fashion and design. We collaborate with scientists, writers, artists, musicians and film-makers to expose our perfumers to new and constantly evolving creative territories and approaches.

Core Competencies

We focus on five core competencies that we believe enable us to (i) successfully provide our customers with superior products, (ii) drive productivity and efficiency gains and (iii) improve our margins and our cash flow. In that regard, we strive to:

•
Develop a deep understanding of consumers’ preferences, values and branding. Through our Consumer Insights program, we have dedicated professionals working to understand consumer trends all around the globe. Our consumer and marketing teams interpret consumer trends, monitor product launches, analyze quantitative market data and conduct several hundred thousand consumer interviews annually. Our sensory experts explore flavor and fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling and tingling), the genetic basis for flavor and fragrance preference, and the effects of tastes and aromas on mood, performance, health and well-being. Utilizing our proprietary statistical programs, we use this information to enable us to understand the emotional connections between a prospective product and the consumer. The ability to pinpoint the likelihood of a product’s success translates into stronger brand equity for our customers’ products, a higher likelihood of repeat purchases and market share gains for our customers and us, as well as a more efficient creative process within IFF.

•
Develop and utilize technology to create innovative solutions that drive brand success. We spend approximately 8% of our sales on the research, development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preference. As a result of this investment, we have been granted 259 patents in the United States since 2000, including 8 in 2014, and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.

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

•
Develop strong customer intimacy. We believe that understanding our customers’ brands, technologies; strategies and priorities enable us to provide them with superior products and solutions. This, combined with supply chain excellence and our global regulatory capabilities are key to being selected as a preferred/“core list supplier”.

•
Drive efficiency in all that we do. We focus on integrating our consumer insight, technology, creative, regulatory and manufacturing expertise in a manner that we believe drives productivity and efficiency to improve profitability on a long-term basis. We believe that discipline in driving efficiencies is a significant factor in our ability to simultaneously enhance margins and cash flows, while continuing to invest in our key growth initiatives.

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

We maintain six R&D centers around the world, where we employ scientists and application engineers to support (i) the discovery of new materials, (ii) the development of new technologies, such as our delivery systems, (iii) the creation of new compounds and (iv) the enhancement of existing ingredients and compounds. In our 31 creative centers around the world, including our newest facilities in Shanghai, Sao Paulo, Moscow, Singapore, Mumbai, Delhi, Chengdu, and Beijing, teams of flavorists and perfumers work with our customers’ product development groups to create the exact scent or taste they are seeking. In 2014, we employed about 1,250 people in research and product development activities. We spent $254 million, $260 million and $234 million, or approximately 8%, 9% and 8% of sales in 2014, 2013 and 2012, respectively, on R&D activities.

Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their fragrance or flavor value. To broaden our offering of natural, innovative and unique products, we seek collaborations with research institutions and other companies throughout the world. We have created a number of such collaborations, for example, our ongoing relationship with Amyris, which strengthens and broadens the pipeline of new and innovative molecules that we intend to launch in the coming years. To further strengthen and broaden our technology offerings and capabilities, we acquired Aromor in January 2014 to provide us with cost-effective complex specialty ingredients.

The development of new and customized flavor and fragrance compounds is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with the flavorists and perfumers to develop flavor and fragrance compounds with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, we have a scientific advisory board comprised of five leading scientists that provide external perspectives and independent feedback on our R&D initiatives.

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

Procurement. The ingredients that we use in our compounds are both natural and synthetic. We purchase approximately 8,500 different raw materials from about 2,300 domestic and international suppliers. Approximately half of the materials we purchase are naturals or crop related items and the other half are synthetics and chemicals. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals that are responsible for the fragrance or flavor of the natural product. The natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients. We manufacture most of our synthetic ingredients for use in our fragrance compounds as well as for sale to others.

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

Manufacturing and Distribution. We have 29 manufacturing sites around the world that support more than 36,000 products. Our major manufacturing facilities are located in the United States, the Netherlands, Spain, Great Britain, Turkey, Brazil, Mexico, Australia, China, India, and Singapore. Our supply chain initiatives in developing markets are focused on increasing capacity and investments in key technologies, while within our more mature markets, we tend to focus on consolidation and cost optimization as well as implementing new technologies. In addition to our own manufacturing facilities, we develop relationships with third parties that permit us to expand the technologies, capabilities and capacity that we can access to serve our customers.

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

In 2014, we continued to invest in our facilities, notably in emerging markets. We opened our new Creative & Applications lab at our existing facility in Jakarta, Indonesia and opened a new sales office and laboratory in Chile. Construction is also ongoing of a new creative center and expansion of our manufacturing facilities in Gebze, Turkey.

Sustainability. As a leading global creator of flavors and fragrances for a wide variety of consumer products, sustainability has been an important part of how we do business. Our sustainability strategy, which is closely aligned with our long-term business strategy, was first formalized in 2011 and consists of four pillars: our products; our impact; our sources; and our people. While the industry and our Company constantly evolves, we are committed to conducting our business in line with our dedication to the environment, to society and to the shareholders, customers and others that have placed their confidence in us. In 2014, we were identified as a leader in Climate Change Reporting and will be included in the Climate Disclosure Leadership Index compiled by the CDP (formerly known as the Carbon Disclosure Project). In addition, during 2014 a third party completed the installation of a solar panel field on IFF property. The solar panel field is the largest in the industry. In addition to the installation of the solar panel field, the agreement we entered into also called for the third party, who is the owner of the solar panels, to operate and maintain the installation for a multi-year period.
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

Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate. These agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate the flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our fragrance compounds, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs, (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations and (6) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries.
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

Employee Relations

At December 31, 2014, we had approximately 6,200 employees worldwide, of whom approximately 1,400 are employed in the United States. We believe that relations with our employees are good.
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

Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).
Executive Officers of Registrant
The current executive officers of the Company, as of March 2, 2015, are listed below.

Andreas Fibig	53	Chairman of the Board and Chief Executive Officer
Richard A. O’Leary	54	Interim Chief Financial Officer, Vice President and Controller
Nicolas Mirzayantz	52	Group President, Fragrances
Matthias Haeni	49	Group President, Flavors
Ahmet Baydar	62	Senior Vice President, Research and Development
Angelica T. Cantlon	63	Senior Vice President, Human Resources
Anne Chwat	55	Senior Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	46	Senior Vice President, Operations

Andreas Fibig has served as our Chairman since December 2014 and Chief Executive Officer since September 2014. Mr. Fibig has been a member of our Board of Directors since 2011. Previously, Mr. Fibig served as President and Chairman of the Board of Management of Bayer HealthCare Pharmaceuticals, the pharmaceutical division of Bayer AG, since September 2008. Prior to this position, Mr. Fibig held a number of positions of increasing responsibility at Pfizer Inc., a research-based pharmaceutical company, including as Senior Vice President in the US Pharmaceutical Operations group from 2007 through 2008 and as President, Latin America, Africa and Middle East from 2006 through 2007.

Richard A. O’Leary has served as our Interim Chief Financial Officer since December 2014 and as our Vice President and Controller since June 2009. Mr. O’Leary joined our Company in July 2007, and served as our Vice President, Corporate Development from July 2007 to May 2009, and as our Interim Chief Financial Officer from July 2008 to May 2009. Prior to joining us, Mr. O’Leary served in various positions since 1986 at International Paper Co., a paper and packaging company, including, as Chief Financial Officer of International Paper Company (Brazil) from June 2004 to June 2007.
Nicolas Mirzayantz has served as our Group President, Fragrances since January 2007, and originally joined our Company in 1988. Prior to his appointment as Group President, Fragrances, he served as a member of our Temporary Office of the Chief Executive Officer from October 1, 2009 until February 2010, our Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager North America, from March 2005 to December 2006, our Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to February 2005, and our Vice President Global Fragrance Business Development from February 2002 to September 2004.
Matthias Haeni has served as our Group President, Flavors since April 2014. Mr. Haeni joined us in 2007 in the role of Regional General Manager, Flavors Greater Asia. In 2010, Mr. Haeni transferred to Hilversum, The Netherlands where he served as Regional General Manager for Flavors Europe, Africa, and the Middle East (EAME).
Ahmet Baydar has served as our Senior Vice President, Research and Development since September 2010, and as our Vice President, Global Fragrance Research from February 2009 to August 2010. Prior to joining us, Dr. Baydar served as a Director of Shave Care and Integrated Shaving Systems at The Procter & Gamble Company, a branded consumer packaged goods company, and Vice President of R&D-Personal Care at The Gillette Company, a personal care products company.
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
Francisco Fortanet has served as Senior Vice President, Operations since February 27, 2012. Mr. Fortanet joined our Company in 1995, and has served as our Vice President, Global Manufacturing Compounding from January 2007 to February 2012, our Vice President, Global Manufacturing from January 2006 to January 2007, our Regional Director of North America Operations from December 2003 to January 2005, the Project Manager of a Special Project in IFF Ireland from May 2003 to December 2003 and as our Plant Manager in Hazlet, New Jersey from October 1999 to May 2003.

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

We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. Raw material costs continue to remain at elevated levels. Historically, we have experienced the greatest amount of price volatility in natural products that represent approximately half of our raw material purchases. Availability and pricing of these natural products, such as citrus and vanilla, can be impacted by crop size and quality, weather, alternative land use, and other factors which we cannot control.

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

Similarly, commodities and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, and other world events. As we source many of our raw materials globally to help ensure quality control, if the cost of energy, shipping or transportation increases and we are unable to pass along these costs to our customers, our profit margins would be adversely affected. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have an adverse long-term impact on our results of operations.

To mitigate our sourcing risk, we maintain strategic stock levels for critical items. However, if we do not accurately estimate the amount of raw materials that will be used for the geographic region in which we will need these materials, our margins could be adversely affected.

Our international operations are subject to economic, political and other risks that could materially and adversely affect our revenues, cash flows or financial position.

We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2014, 79% of our net sales were to customers outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by market, are described in many of the risk factors in this section and include the following:

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

•	the impact of recessionary economic conditions outside of the United States;

•	risks and costs associated with political and economic instability, corruption, and social and ethnic unrest in the countries in which we operate;

•	difficulty in recruiting and retaining trained personnel;

•	national and regional labor strikes in the countries in which we operate;

•	risks and costs associated with health or similar issues, such as a pandemic or epidemic; or

•
the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations and the enforceability of contract rights and intellectual property rights.

These factors may increase in importance as we expand our operations in emerging markets as part of our growth strategy, and the occurrence of any one or more of these factors could increase our costs and adversely affect our results of operations.

We have made investments in and are expanding our business into emerging markets and regions, which exposes us to certain risks.

As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to focus on expanding our business in these markets. In addition to the currency and international operation risks described above, our operations in these markets may be subject to a variety of other risks. These risks include economies that include consumers with limited or fluctuating disposable income and discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization or other government actions affecting taxes, subsidies and incentive programs and the flow of goods and currency. In conducting our business, we move products from one country to another and may provide services in one country from a subsidiary located in another country. Accordingly, we are vulnerable to abrupt changes in customs and tax regimes that may have significant negative impacts on our financial condition and operating results.

The increase in demand for consumer products using flavors and fragrances has been driven by factors outside of our control, and if these factors do not persist our future growth could be adversely affected.

Demand for consumer products using flavors and fragrances has been stimulated and broadened by changing social habits and consumer needs, an expanding global middle-class and general economic growth, especially in emerging markets. Approximately 50% of our sales during 2014 were generated in emerging markets and we expect emerging markets to continue to significantly contribute to our future growth. Increasing consumer demand for products using flavors and fragrances is dependent on factors such as increases in personal income, dual-earner households, teenage population, leisure time, consumer health concerns and urbanization and by the continued growth in world’s population, all of which are outside of our control. Changes in any number of external economic factors, or changes in social or consumer preferences, could materially adversely impact our results of operations. Accordingly, our future growth will depend upon the continued economic growth and development of consumer spending on products for which we supply flavors and fragrances in these global markets.

Our results of operations may be negatively affected by the impact of currency fluctuation or devaluation in the international markets in which we operate.

We have significant operations outside the U.S., the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future. Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.

Volatility in the global economy may adversely affect consumer spending and may negatively impact our business and operating results.

Our flavors and fragrances are components of a wide assortment of global consumer products throughout the world. Since mid-2008, the global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. While some segments of the global economy appear to be recovering, the ongoing global recessionary economic environment in Europe has, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. In addition, growth rates in the emerging markets have moderated from previous levels. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances, increased pressure to reduce the price of our flavors and fragrances or order cancellations. To the extent that the volatility in global economic conditions continues, our sales, profitability and overall operating results could be adversely affected.

We may not successfully develop and introduce new products that appeal to our customers or our customers may not accurately anticipate and respond to global consumer market trends, which may adversely affect our results of operations.

Our growth and performance largely depends on our ability to successfully develop and introduce new products and product improvements that appeal to our customers, and ultimately to global consumer needs. We must continually anticipate and react to, in a timely and cost-efficient manner, changes in consumer preferences and demands. We cannot be certain that we will successfully achieve our innovation goals, such as the development of new molecules, delivery methods and other technologies. We currently spend approximately 8% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to successfully develop products that meet our customers’ specifications, can be delivered at an acceptable price and are accepted by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we “win” a project, our ability to generate revenues as a result of these investments is subject to numerous customer, economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, poor performance of our third-party vendors, reduced or insufficient resources allocated by our customers to promoting the new product, anticipated sales by our customers not being realized or changes in market preferences or demands, or disruptive innovations by our competitors.

If we are unable to maintain the integrity of our raw materials, supply chain and finished goods, it may result in regulatory non-compliance, litigation costs, and harm to our reputation, all of which may adversely impact sales and our results of operations.

The development, manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are developed, manufactured and sold. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies. We use a variety of strategies, methodologies and tools to (i) identify current product standards, (ii) assess relative risks in our supply chain that can impact product integrity, (iii) monitor internal and external performance and (iv) test raw materials and finished goods to minimize the likelihood of product or process non-compliance.

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

As a company engaged in development, manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If any of these events were to occur, it could have an adverse effect on our business and financial results. In addition, while we have manufacturing facilities throughout the world, certain of our facilities are the sole source of a specific ingredient or product. If the manufacture of these ingredients or products was disrupted, the cost of relocating or replacing their production or reformulating them may be substantial, which could result in production delays or otherwise have an adverse effect on our operating results, financial condition or cash flows.

Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.

We evaluate our inventory balances of materials based on shelf life, expected sourcing levels, known uses and anticipated demand based on forecasted customer order activity and changes in our product/sales mix. Efficient inventory management is a key component of our business success, financial returns profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product/sales mix to meet our customers’ demands, without allowing those levels to increase to such an extent that the costs associated with storing and holding other inventory adversely impact our financial results. If our buying decisions do not accurately predict sourcing levels, customer trends or our expectations about customer needs are inaccurate, we may have to take unanticipated markdowns or impairment charges to dispose of the excess or obsolete inventory, which can adversely impact our financial results. Additionally, we believe excess inventory levels of raw materials with a short shelf life in our manufacturing facilities subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results from operations and cash flows from operations may be negatively affected.

The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The cost of participating in these programs was immaterial to our results in all periods. Should we choose not to participate, or if these programs were no longer available, it could reduce our cash from operations in the period in which the arrangement ends.

Our ongoing optimization of our manufacturing facilities may not be as effective as we anticipate, and we may fail to realize the expected cost savings and increased efficiencies.

As part of our strategy, we seek to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth. To operate more efficiently and control costs, from time to time we execute rationalization activities, which include manufacturing facility consolidations. For example, during 2014, we closed our Augusta, Georgia facility and relocated and consolidated its operations into other facilities and we are in the midst of relocating our Ingredients facility in Hangzhou China. Our ability to realize anticipated cost savings, synergies and revenue enhancements from these activities may be affected by a number of factors and may pose significant risks, including:

•	the risk that we may be unable to integrate successfully the relocated manufacturing operations;

•	the risk that we may be unable to effectively reduce overhead, coordinate management and integrate and retain employees of the relocated manufacturing operations;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	potential strains on our personnel, systems and resources and diversion of attention from other priorities; and

•	unforeseen or contingent liabilities of the relocated manufacturing operations.

Furthermore, our rationalization and consolidation actions may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these actions. Actual charges, costs and adjustments due to these activities may vary materially from our estimates, and these activities may require cash and non-cash integration and implementation costs or charges in excess of budgeted amounts, which could offset any such savings and other synergies and therefore could have an adverse effect on our margins.

We may not achieve expected efficiencies related to the proximity of our customers’ production facilities to our manufacturing facilities, or with respect to existing or future production relocation plans.

As part of our strategy, we manage our global manufacturing footprint to enhance manufacturing efficiencies andalign with our expectations of future growth and technology needs. Many of our facilities are located in close proximity to our customers in order to minimize both our customers’ and our own costs. However, we may not have sufficient demand to utilize all of our production capacity and may be required to ship excess products to other regions in which we operate, which will increase our costs and decrease our margins. In addition, our expected growth may not be realized which would result in excess capacity and reduced margins.

We are subject to laws and regulations governing anti-bribery and corruption, and non-compliance with such laws and regulations could have a material adverse impact on our business, financial condition or results of operations.

We are subject to a wide range of laws and regulations to prevent corruption, bribery and other unethical business practices, including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar laws and regulations in other countries. These laws and regulations generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or other benefits. In addition, we have manufacturing operations in some jurisdictions which pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. As needed, we conduct internal investigations, control testing and compliance reviews to help ensure that we are in compliance with applicable corruption and similar laws and regulations. We could be subject to inquiries or investigations by government and other regulatory bodies. Any determination that our operations or activities are not in compliance with the FCPA or similar international laws and regulations could expose us to significant fines, penalties or other sanctions that may harm our business and reputation.

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

Competition in our business is based on innovation, product quality, regulatory compliance, pricing, quality of our customer service, the support provided by our marketing and application groups, and our understanding of consumers. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. The discovery and development of new flavor and fragrance materials, protection of the Company’s intellectual property and development and retention of key employees are important issues in our ability to compete in our business. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending and this could have an adverse impact on sales and profitability.

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

Our reliance on a limited base of suppliers may result in a disruption to our business and may adversely affect our financial results.

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

Our results of operations may be negatively impacted by the outcome of uncertainties related to litigation.

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

The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.

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

Future events may occur that could adversely affect the reported value of our long-lived assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on our sales and our relationship with significant customers or business partners, or a sustained decline in our stock price. We continue to evaluate the impact of economic and other developments on our business to assess whether impairment indicators are present. Accordingly, we may perform impairment tests more frequently than annually required, based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

Our financial results may be adversely impacted by the failure to successfully execute acquisitions, collaborations and joint ventures.

From time to time, we may evaluate and enter into acquisitions, collaborations or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable targets or partners, perform effective assessments prior to contract execution, negotiate contract terms, and, if applicable, obtain governmental approvals. For example, in January 2014, we completed the acquisition of Aromor Flavors and Fragrances Ltd., a manufacturer and marketer of complex specialty ingredients. These activities may present certain financial, managerial and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations, including employee integration; and challenges presented by acquisitions, collaborations or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, collaborations or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations, financial condition and cash flows.

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
In 2012, we reached an overall settlement with the Spanish tax authorities regarding income tax deductions taken by our Spanish subsidiaries for the 2004-2010 fiscal years and entered into a multi-year agreement with the Spanish tax authorities that established the tax basis for our activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement. The settlement agreement did not address the assessments for the 2002-2003 fiscal years, as these were further along in the Spanish judicial process, and did not address the 2011 fiscal year. During 2013, we reached a settlement with the Spanish tax authorities related to the 2011 fiscal year, on a basis consistent with the overall settlement reached for the 2004-2010 fiscal years.
With respect to the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company appealed these assessments, however, in

February 2013, the Appellate Court upheld the administrative ruling with respect to the 2003 tax assessment and the related tax avoidance claims. The Company decided not to pursue the appeals process with respect to the 2003 tax assessment and paid Euro 20.8 million ($27.3 million based on the exchange rate at the respective payment dates) in connection with the 2003 tax assessment in 2013. In June 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which the Company also decided not to appeal. However, this case did not have a related tax exposure associated with it. In an unrelated matter, there was a remaining aggregate assessment related to the 2002 fiscal year of Euro 1.9 million ($2.3 million) as of December 31, 2014. To proceed with its appeal of the tax assessment for the 2002 fiscal year, the Company was required to post bank guarantees. As of December 31, 2014, the Company had remaining posted bank guarantees of Euro 1.9 million ($2.3 million) associated with the 2002 appeal. On February 11, 2015, the Company received a favorable ruling on this appeal.
In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. At December 31, 2014, the Company had Euro 4.7 million ($5.6 million) reflected in income taxes payable in connection with these three cases and had posted bank guarantees of Euro 4.7 million ($5.6 million) in order to proceed with the appeals in these three cases. The fourth case was heard by the Spanish National High Court in October, 2014 and we received a favorable ruling. Accordingly, during the fourth quarter of 2014, we reversed the total reserve related to the 2001 fiscal year (with a value of Euro 3.6 million of $4.3 million).
The Spanish tax authorities also alleged claims related to capital tax positions arising from the business structure adopted by our Spanish subsidiaries. The aggregate amount of these claims was Euro 9.6 million ($13.2 million), including aggregate estimated interest through December 31, 2014. Our previous settlement in 2012 with the Spanish tax authorities addressed only the income tax assessments and did not address the capital tax positions. In connection with their ruling on our 2002 income tax assessment, the Appellate Court rejected one of the two bases upon which we based our capital tax position. During 2013, the Company was notified that the Spanish High Court of Justice ruled against us in regards to the 2002 capital tax case. As a result, the Company recorded a charge of Euro 9.6 million ($13.0 million or $9.1 million, after tax), included in selling and administrative expenses for the year ended December 31, 2013. On January 22, 2014, we filed an appeal. In order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014. Such amount will be refundable if we prevail in our appeal.
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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in late 2015. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2014		2013
Quarter	High	Low	High	Low
First	$97.91	$82.91	$77.40	$65.74
Second	105.61	91.31	82.80	73.02
Third	105.84	95.51	84.99	75.86
Fourth	104.00	91.64	90.30	79.59
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 12, 2015
Common stock, par value 12 1/2¢ per share	2,026
Dividends.
Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2014	2013
First	$0.39	$0.34
Second	0.39	0.34
Third	0.47	0.39
Fourth	0.47	0.39
Our current intention is to pay dividends approximating 30%-35% of yearly earnings; however, the payment of dividends is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.

Performance Graph.
Total Return To Shareholders(1)
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	2010	2011	2012	2013	2014
International Flavors & Fragrances	38.06	(3.81)	29.72	31.59	19.95
S&P 500 Index	15.06	2.11	16.00	32.39	13.69
Peer Group	15.56	9.69	8.21	19.83	7.98

	INDEXED RETURNS Years Ending
Company Name / Index	Base Period 2009	2010	2011	2012	2013	2014
International Flavors & Fragrances	$100	$138.06	$132.81	$172.28	$226.70	$271.92
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
Peer Group	100	115.56	126.76	137.16	164.36	177.48

Peer Group Companies(2)
Alberto Culver Company	Hillshire Brands Co.	Unilever NV
Avon Products	Hormel Foods Corp.	YUM Brands, Inc.
Campbell Soup Co.	Kellogg Co.
Church & Dwight Co. Inc.	Estee Lauder Companies, Inc.
Clorox Company	McCormick & Company, Inc.
Coca-Cola Company	McDonald’s Corp.
Colgate-Palmolive Co.	Nestle SA
ConAgra Foods, Inc.	Pepsico Inc.
General Mills Inc.	Procter & Gamble Co.
H.J. Heinz Co.	Revlon Inc.
Hershey Company	Sensient Technologies Corp.

_______________________

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2008, and that all dividends were reinvested.

(2)
Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Alberto Culver Company ceased trading on May 9, 2011 and has only been included through that date. In July 2012, Sara Lee Corp. spun off certain of its businesses and changed its name to Hillshire Brands Co. H.J. Heinz Co was acquired by Hawk Acquisition Holding Corp on June 7, 2013 and has only been included through that date. Hillshire Brands Co was acquired by Tyson Foods on August 28, 2014 and has only been included through that date.

Issuer Purchases of Equity Securities.
The table below reflects shares of common stock we repurchased during the fourth quarter of 2014.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 - 31, 2014	170,968	$95.06	170,968	$129,431,594
November 1 - 30, 2014	108,310	98.11	108,310	118,805,466
December 1 - 31, 2014	97,222	101.54	97,222	108,933,649
Total	376,500	$98.24	376,500	$108,933,649

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income Per Share(c)
	Net Sales		Gross Profit(a)		Net Income(b)		Basic		Diluted
Quarter	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
First	$770,224	$727,836	$341,412	$311,360	$106,707	$90,697	$1.31	$1.11	$1.30	$1.10
Second	788,414	757,635	352,647	333,986	110,285	102,322	1.35	1.25	1.35	1.24
Third	773,813	742,256	340,111	325,404	107,415	99,046	1.32	1.21	1.31	1.20
Fourth(d)	756,082	725,169	327,980	313,455	90,136	61,479	1.11	0.75	1.10	0.75
	$3,088,533	$2,952,896	$1,362,150	$1,284,205	$414,543	$353,544	$5.09	$4.32	$5.06	$4.29
 _______________________

(a)
Q1-2014 includes $2.2 million of non-cash charges related to accelerated depreciation associated with the Fragrance Ingredients Rationalization and $0.4 million of operational improvement initiative costs associated with a plant closing, partial closings, and other organizational realignments, principally in Europe and Asia. Q2-2014 includes $2.9 million of non-cash charges related to accelerated depreciation and $0.3 million related to operational improvement initiative costs. Q3-2014 includes $0.3 million of operational improvement initiative costs. Q4-2014 includes $1.6 million of operational improvement initiative costs.

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

(b)
Q1-2014 includes $1.5 million of restructuring-related costs associated with the Fragrance Ingredients Rationalization, net of tax, and $0.3 million, net of tax, of operational improvement initiative costs as discussed above. Q2-2014 includes $2.0 million, net of tax, of restructuring-related costs and $0.2 million, net of tax, of operational improvement initiative costs. Q3-2014 includes $0.4 million, net of tax, of restructuring-related costs and $0.2 million, net of tax, of operational improvement initiative costs. Q4-2014 includes $0.3 million, net of tax, of restructuring-related costs, $1.2 million, net of tax, of operational improvement initiative costs, a $3.8 million tax benefit associated with the favorable ruling of the 2011 Spanish dividend withholding case (as discussed in Note 9 of the Consolidated Financial Statements) and a $0.5 million net gain related to the sale of a non-operating asset.

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

(c)
Q1-2014 and Q2-2014 both include $0.02 per diluted share related to restructuring-related charges. Q3-2014 includes $0.1 per diluted share related to restructuring-related charges. Q4-2014 includes $0.01 per diluted share related to operational improvement initiative costs and a loss of $0.05 per diluted share related to the favorable ruling of the 2001 Spanish dividend withholding case.

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

(d)
Q4-2014 includes the impact of an extra week in 2014 (as discussed in Note 1 of the Consolidated Financial Statements). This impact was not material to our results of operations for the year ended December 31, 2014.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2014	2013	2012	2011	2010
Consolidated Statement of Income Data
Net sales	$3,088,533	$2,952,896	$2,821,446	$2,788,018	$2,622,862
Cost of goods sold(a)	1,726,383	1,668,691	1,645,912	1,683,362	1,530,260
Gross profit	1,362,150	1,284,205	1,175,534	1,104,656	1,092,602
Research and development expenses	253,640	259,838	233,713	219,781	218,772
Selling and administrative expenses(b)	514,891	505,877	453,535	443,974	447,392
Restructuring and other charges, net(c)	1,298	2,151	1,668	13,172	10,077
Operating profit	592,321	516,339	486,618	427,729	416,361
Interest expense	46,067	46,767	41,753	44,639	48,709
Other (income) expense, net(d)	(2,807)	(15,638)	1,450	9,544	8,059
Income before taxes	549,061	485,210	443,415	373,546	359,593
Taxes on income(e)	134,518	131,666	189,281	106,680	96,036
Net income	$414,543	$353,544	$254,134	$266,866	$263,557
Percentage of net sales	13.4	12.0	9.0	9.6	10.0
Percentage of average shareholders’ equity	27.7	26.0	21.5	25.3	29.7
Net income per share — basic	$5.09	$4.32	$3.11	$3.30	$3.29
Net income per share — diluted	$5.06	$4.29	$3.09	$3.26	$3.26
Average number of diluted shares (thousands)	81,494	81,930	81,833	81,467	80,440
Consolidated Balance Sheet Data
Cash and cash equivalents	$478,573	$405,505	$324,422	$88,279	$131,332
Receivables, net	493,768	524,493	499,443	472,346	451,804
Inventories	568,729	533,806	540,658	544,439	531,675
Property, plant and equipment, net	720,268	687,215	654,641	608,065	538,118
Goodwill and intangible assets, net	752,041	696,197	702,270	708,345	714,416
Total assets	3,494,621	3,331,731	3,246,192	2,965,581	2,872,455
Bank borrowings, overdrafts and current portion of long-term debt	8,090	149	150,071	116,688	133,899
Long-term debt	934,232	932,665	881,104	778,248	787,668
Total Shareholders’ equity(f)	1,522,689	1,467,051	1,252,555	1,107,407	1,003,155
Other Data
Current ratio(g)	3.3	2.9	2.5	2.3	2.0
Additions to property, plant and equipment	$143,182	$134,157	$126,140	$127,457	$106,301
Depreciation and amortization expense	89,354	83,227	76,667	75,327	79,242
Cash dividends declared per share	$1.72	$1.46	$1.30	$1.16	$1.04
Number of shareholders of record at year-end	2,105	2,255	2,430	2,587	2,758
Number of employees at year-end	6,211	6,000	5,715	5,644	5,514
_______________________

(a)
The 2014 amount includes $7,641 ($5,221 after tax) of accelerated depreciation associated with the Fragrance Ingredients rationalization and operational improvement initiative costs in Europe and Asia. The 2013 amount includes $8,770 ($6,084 after tax) of accelerated depreciation associated with the Fragrance Ingredients rationalization and several locations in Asia.

(b)
The 2013 amount includes $13,011 ($9,108 after tax) of expense associated with the Spanish capital tax case and $33,495 ($29,846 after tax) in 2011 of costs associated with the Mane patent litigation settlement.

(c)
Restructuring and other charges ($844 after tax) in 2014, ($1,398 after tax) in 2013, ($1,047 after tax) in 2012, ($9,444 after tax) in 2011 and ($8,928 after tax) in 2010 were the result of various restructuring and reorganization programs of the Company.

(d)	The 2014 amount includes $723 ($470 after tax) and the 2013 amount includes $14,155 ($8,522 after tax) of net gains related to the sale of non-operating assets.

(e)	The 2012 amount includes after tax charges of $72,362 related to the overall Spanish tax settlement.

(f)	Includes noncontrolling interest for all periods presented.

(g)	Current ratio is equal to current assets divided by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. In 2014, we announced that we realigned our creative and commercial teams within our Fragrance Compounds activities resulting in two newly-defined broad market categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories: Fabric Care, Home Care, Personal Wash, Hair Care and Toiletries. Prior to the realignment, our Fragrance Compounds activities consisted of two broad categories (1) Fine Fragrance and Beauty Care and (2) Functional Fragrances. In addition, Fragrance Ingredients, which are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, are also included in the Fragrances business unit.
The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food related commodities, fortified products and cosmetic ingredients. The flavors and fragrances market is estimated to be at least $18 billion; however the exact size of the global market is not available due to fragmentation of data. We, together with the other top three companies are estimated to comprise approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.
Development of new flavors and fragrance compounds is driven by a variety of sources, including requests from our customers, who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process between our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.
Our 25 largest customers accounted for 53% of total sales in 2014; this percentage has remained fairly constant for several years. A key factor for commercial success is inclusion on our strategic customers’ core supplier lists, which provides opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Fragrances and Flavors.
Sales in 2014 grew 5% both on a reported basis and in local currency (LC) terms, with the acquisition of Aromor adding approximately 1% to both reported and local currency basis amounts. Flavors achieved LC growth of 4% and Fragrances achieved LC growth of 7% in 2014. The LC growth reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business. In addition, Fragrance Ingredients sales were up 18% driven largely by the Aromor acquisition. Overall, our 2014 results continued to be driven by our strong emerging market presence that represented 50% of total sales and experienced 6% LC growth in 2014. From a geographic perspective, all regions delivered LC growth on a consolidated basis in 2014; led by Latin America (LA) with 7% LC sales growth.
The year 2014 included an extra week of activity, due to the timing of our fiscal year-end (as discussed in Note 1 of the Consolidated Financial Statements). The impact of this week was not material to our results of operations for the year ended December 31, 2014.
2014 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLIONS)	2014	Percent of sales	2013	Percent of sales	2012	Percent of sales
Europe, Africa and Middle East (EAME)	$1,042	34%	$972	33%	$913	32%
Greater Asia (GA)	856	28%	823	28%	772	27%
North America (NOAM)	690	22%	681	23%	694	25%
Latin America (LA)	501	16%	477	16%	442	16%
Total net sales, as reported	$3,089		$2,953		$2,821

	Year Ended December 31,
Sales by End-Use Product Category	2014	2013	2012
Flavor Compounds	47%	48%	49%
Consumer Fragrances	32%	32%	31%
Fine Fragrances	11%	11%	11%
Fragrance Ingredients	10%	9%	9%
Total Net Sales	100%	100%	100%
FINANCIAL PERFORMANCE OVERVIEW
Reported sales for 2014 increased 5% year-over-year (including approximately 1% growth from the acquisition of Aromor). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had growth in all four regions and in Consumer Fragrances, Fragrance Ingredients and Flavor Compounds. Both Flavors and Fragrances benefited from new win performance (net of losses) that was partially offset by volume erosion on existing business. Exchange rate variations were flat in year-over-year sales. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. LC sales growth of 5% in 2014 was consistent with our long-term strategic target of 4%-6% LC growth. We saw good LC sales growth during each quarter of 2014, despite the impact of volume erosion on existing business. Regarding our 2015 outlook, we believe that LC sales growth will be in line with our long-term targets, while operating profit growth is expected to be at the low end of the range, in light of a stronger U.S. dollar versus most currencies and higher incentive compensation expense. In addition, we believe EPS growth will be high single-digits, driven by operating profit growth.
On a long-term basis we expect that sales growth for the industry will generally be in line with the underlying assumptions that support our long-term strategic goals, albeit with some risk in the near term given the continuing global economic uncertainty. We believe changing social habits resulting from increased disposable income, improved focus on personal health and wellness awareness should help drive growth of our consumer product customers’ businesses.
Gross margins increased 60 basis points (bps) year-over-year, due to solid sales growth, and benefits from cost and productivity initiatives, that more than offset the slightly unfavorable price versus input cost dynamic during 2014. However, the overall raw material cost base remains elevated, including certain categories where prices remain near all time highs. We believe input costs will increase approximately 1% in 2015 as higher prices on certain categories, such as naturals, will more than offset potential benefits associated with oil-based derivatives that are expected to occur later in 2015. We continue to seek improvements in our margins through operational performance and mix enhancement.
Operating profit increased $76.0 million to $592.3 million (19.2% of sales) in 2014 compared to $516.3 million (17.5% of sales) in 2013. Included in 2014 were operational improvement initiative costs of $2.5 million, Restructuring and other charges, net of $1.3 million and $5.1 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia. Excluding these charges, adjusted operating profit was $601.3 million (19.5% of sales) for 2014. Included in 2013 were operational improvement initiative costs of $3.7 million primarily related to closing a smaller facility in Europe and certain manufacturing activities in Asia while transferring production to larger facilities in each respective region and accelerated depreciation associated with several locations in Asia, as well as restructuring costs of $7.4 million related to the Fragrance Ingredients Rationalization. In addition, 2013 included a $13.0 million charge related to the Spanish capital tax case. Excluding these charges, adjusted operating profit was $540.4 million (18.3% of sales) for 2013. The year-over-year improvement reflects sales volume growth combined with reduced R&D, selling and administrative expenses as a percentages of sales, all of which were driven largely by favorable year-over-year incentive compensation expenses. The results of Aromor were not significant to the consolidated financial performance of the Company for 2014.
Although we are in the process of refreshing the key elements of our strategic priorities, we continued to execute against the core elements of the strategic priorities identified during our in depth 2010 strategic assessment. In particular, ensuring that we have adequate resources and capabilities in place to support planned growth in emerging markets through investments and installing key technologies globally was the primary driver related to the $143.2 million (4.6% of sales) of capital spending during 2014. We anticipate capital spending in 2015 to be 4-5% of sales, net of potential grants and other reimbursements from government authorities that we expect to receive as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations were $518.4 million or 16.8% of sales in 2014 as compared to cash flows from operations of $407.6 million, or 13.8% of sales, during 2013. Excluding an incremental pension contribution of $15 million year-over-year and total Spanish tax payments of $33 million (related to the 2003 and 2011 fiscal years) made during 2013, our adjusted cash flow from operations was $455.6 million in 2013, representing an increase of $62.8 million in 2014 from 2013.

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$3,088,533	$2,952,896	$2,821,446	4.6%	4.7%
Cost of goods sold	1,726,383	1,668,691	1,645,912	3.5%	1.4%
Gross profit	1,362,150	1,284,205	1,175,534
Research and development (R&D) expenses	253,640	259,838	233,713	(2.4)%	11.2%
Selling and administrative (S&A) expenses	514,891	505,877	453,535	1.8%	11.5%
Restructuring and other charges, net	1,298	2,151	1,668	-39.7%	29.0%
Operating profit	592,321	516,339	486,618
Interest expense	46,067	46,767	41,753	-1.5%	12.0%
Other (income) expense, net	(2,807)	(15,638)	1,450	-82.1%	(1,178.5)%
Income before taxes	549,061	485,210	443,415
Taxes on income	134,518	131,666	189,281	2.2%	(30.4)%
Net income	$414,543	$353,544	$254,134
Net income per share — diluted	$5.06	$4.29	$3.09	17.9%	38.8%
Gross margin	44.1%	43.5%	41.7%	60.0	180.0
R&D as a percentage of sales	8.2%	8.8%	8.3%	(60.0)	50.0
S&A as a percentage of sales	16.7%	17.1%	16.1%	(40.0)	100.0
Operating margin	19.2%	17.5%	17.2%	170.0	30.0
Adjusted operating margin (1)	19.5%	18.3%	17.3%	120.0	100.0
Effective tax rate	24.5%	27.1%	42.7%	(260.0)	(1,560.0)
Segment net sales
Flavors	$1,457,055	$1,422,739	$1,378,377	2.4%	3.2%
Fragrances	1,631,478	1,530,157	1,443,069	6.6%	6.0%
Consolidated	$3,088,533	$2,952,896	$2,821,446

(1)
Adjusted operating margin for the twelve months ended December 31, 2014 excludes the operational improvement initiative costs of $2.5 million, Restructuring and other charges, net of $1.3 million and $5.1 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia. Adjusted operating margin for the twelve months ended December 31, 2013 excludes the operational improvement initiative costs of $2.3 million, Restructuring and other charges, net of $2.2 million, $6.7 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia, and the Spanish capital tax charge of $13.0 million. Adjusted operating margin for the twelve months ended December 31, 2012 excludes Restructuring and other charges, net of $1.7 million.

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
2014 IN COMPARISON TO 2013
Sales
Sales for 2014 totaled $3.1 billion, an increase of 5% from the prior year on both a reported and LC basis, with the acquisition of Aromor adding approximately 1% to both reported and LC basis amounts. The LC growth reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business. In addition, Fragrance Ingredients sales were up 18% (which includes the benefit of the Aromor acquisition). Overall LC growth was driven by 6% growth in emerging markets.

Flavors Business Unit
On a reported basis, Flavors sales increased 2%. Excluding the impact of foreign currency, LC sales for the Flavors business increased 4% versus the prior year period. The overall performance reflects new wins offset by volume erosion on existing business. Overall high single-digit growth in Beverage combined with low single-digit growth in Savory and mid single-digit growth in Dairy was partially offset by low single-digit declines in Sweet. Regionally, the Flavors business delivered LC growth in LA, EAME and GA, led by LA, while sales declined in NOAM. Sales in LA were driven by high double-digit gains in Beverage. Sales in GA were led by mid single-digit gains in Savory and sales in EAME were driven by double-digit gains in Beverage. The declines in NOAM were primarily driven by low single-digit declines in Beverage and Sweet, which were only partially offset by double-digit gains in Dairy. EAME performance continues to be led by our performance in the emerging market countries within the region. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 52% of total Flavors sales.
Fragrances Business Unit
The Fragrances business was up 7% in both reported and LC terms. Year-over-year, 2014 LC sales performance was led by double-digit growth in Fragrance Ingredients, high single-digit growth in Fabric Care and mid single-digit growth in Hair Care categories, as well as low single-digit growth in Fine Fragrances. LC growth within the regions was led by GA at 11% reflecting double-digit gains in the Fabric Care and Fragrance Ingredients. EAME experienced LC sales growth of 8% reflecting double-digit gains in Fragrance Ingredients and high single-digit gains in Fabric Care. LA had LC sales growth of 3% reflecting double-digit gains in Hair Care and Personal Wash. NOAM LC sales increased 4% reflecting double-digit gains in Home Care and mid to high single-digit gains in Fabric Care and Hair Care categories that more than offset low single-digit declines in Fragrance Ingredients. Overall, emerging markets represented 47% of total Fragrances sales.
Sales Performance by Region and Category

		% Change in Sales — 2014 vs 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	1%	8%	-1%	4%	-1%	1%
EAME	Reported	4%	4%	33%	9%	5%	7%
	Local Currency(1)	2%	3%	32%	8%	4%	6%
LA	Reported	-2%	3%	3%	2%	12%	5%
	Local Currency(1)	1%	4%	3%	3%	16%	7%
GA	Reported	8%	7%	31%	10%	0%	4%
	Local Currency(1)	9%	8%	33%	11%	3%	6%
Total	Reported	2%	5%	18%	7%	2%	5%
	Local Currency(1)	2%	5%	18%	7%	4%	5%
_______________________

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

•
NOAM reported sales growth of 1% reflecting a decline of 1% in Flavors as double-digit growth in Dairy was more than offset by volume declines in Sweet and Beverage, and 4% growth in Fragrances. Consumer Fragrances sales were up 8% versus last year as new wins and volume gains in Home Care and Fabric Care were only partially offset by lower volumes on existing business in Fragrance Ingredients.

•
EAME LC growth reflects 4% growth in Flavors primarily resulting from double-digit gains in Beverages. This growth was mainly due to new wins within our emerging markets in the region, as well as volume increases. Total Fragrances growth of 8% was driven by double-digit growth in Fragrance Ingredients as well as high single-digit growth in Fabric Care.

•	LA LC sales growth of 7% was driven by double-digit gains in Flavors, driven by Beverage. Total Fragrances growth reflects double-digit gains in Hair Care and mid single-digit gains in Fabric Care.

•
GA delivered LC sales growth of 6%, led by mid single-digit gains in Savory. Both Consumer Fragrances and Fine Fragrances experienced high single-digit growth led by double-digit growth in Fabric Care and high single-digit growth in Fine Fragrances. In addition, GA experienced Fragrance Ingredients LC sales growth of 33%.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 60 bps, on both a reported and adjusted basis, to 55.9% in 2014 compared to 56.5% in 2013 (or 55.6% and 56.2% on an adjusted basis in 2014 and 2013, respectively). Included in cost of goods sold was $7.6 million of charges related to restructuring and operational improvement initiative costs in 2014 and $8.8 million of restructuring and operational improvement initiative costs in 2013.
Research and Development (R&D)
R&D expenses decreased approximately $6.2 million versus the prior year. Overall, R&D expenses decreased 60 bps as a percentage of sales from 8.8% in 2013 to 8.2% in 2014. This decrease is primarily driven by lower incentive compensation expense.
Selling and Administrative (S&A)
S&A, as a percentage of sales, decreased 40 bps to 16.7% versus 17.1%. Excluding the $13.0 million Spanish capital tax charge (as discussed in Note 17 to the Consolidated Financial Statements) in 2013, adjusted S&A expenses, as a percentage of sales, were 16.7% in 2013, consistent with the current year.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)
	2014	2013
Flavors	$—	$—
Fragrances	1,298	2,151
Global	—	—
Total	$1,298	$2,151
Fragrance Ingredients Rationalization
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure in 2014, the Company incurred charges of $13.8 million, consisting primarily of $10.3 million in accelerated depreciation of fixed assets, $2.2 million in personnel-related costs and $1.3 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During 2014, the Company recorded $1.3 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been eliminated. The Company estimates that approximately $3 - $4 million of the costs will be or have been cash expenditures.
Other
During 2013, the Company reversed $1.2 million of employee-related liabilities, offset by $0.6 million of additional costs incurred related to the European Rationalization Plan announced in 2009. Additionally, during 2013, the Company recorded a charge of $1.7 million related to the Strategic Initiative, which began in 2011.

Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 12 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Segment profit:
Flavors	$331,257	$323,562
Fragrances	335,447	283,651
Global Expenses	(65,443)	(66,942)
Restructuring and other charges, net	(1,298)	(2,151)
Spanish capital tax charge	—	(13,011)
Operational improvement initiative costs	(7,642)	(8,770)
Operating Profit	$592,321	$516,339
Profit margin
Flavors	22.7%	22.7%
Fragrances	20.6%	18.5%
Consolidated	19.2%	17.5%
Flavors Business Unit
Flavors segment profit totaled $331.3 million in 2014 (22.7% of sales) consistent with $323.6 million (22.7% of sales) in the comparable 2013 period. The increase in segment profit was driven by lower incentive compensation expense.
Fragrances Business Unit
Fragrances segment profit totaled $335.4 million in 2014 (20.6% of sales), compared to $283.7 million (18.5% of sales) reported in 2013. The improvement in segment profit and profit margin was primarily due to strong sales growth combined with gross margin expansion, ongoing cost discipline, and lower incentive compensation expense.
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2014, Global expenses were $65.4 million compared to $66.9 million during 2013. The decrease is principally driven by lower incentive compensation expense.
Interest Expense
In 2014, interest expense decreased $0.7 million to $46.1 million, as a result of the refinancing of our debt in 2013. Average cost of debt was 4.9% for the 2014 period compared to 4.7% in 2013.
Other (Income) Expense, Net
Other (income) expense, net decreased approximately $12.8 million to $2.8 million of income in 2014 versus $15.6 million of income in 2013. The decrease was largely driven by a $14.2 million gain related to the sale of non-operating assets that occurred during 2013.
Income Taxes
The effective tax rate was 24.5% in 2014 as compared to 27.1% in 2013. Excluding the $2.6 million tax benefit associated with the pretax restructuring charges and operational improvement initiative costs as well as the $3.8 million tax benefit related to the reserve reversal for the 2001 Spanish dividend withholding tax case (as discussed in Note 9 of the Consolidated Financial Statements), the adjusted tax rate for 2014 is 25.3%. Excluding the tax charge of $6.2 million related to the 2002-2003 income tax cases (as discussed in Note 9 of the Consolidated Financial Statements) and net of the $3.9 million tax benefit associated with the pretax Spanish capital tax charge (as discussed in Note 17 of the Consolidated Financial Statements), the adjusted tax rate for 2013 was 25.7%. The year-over-year reduction reflects a benefit from mix of earnings and lower loss provisions partially offset by a higher cost of repatriation.

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
Flavors Business Unit
On a reported basis, Flavors sales increased 3%. Excluding the impact of foreign currency, LC sales for the Flavors business increased 4% versus the prior year period. Excluding the impact of a 2% decline in sales associated with the strategic decision to exit certain lower margin sales activities, LC sales increased 6% on a like-for-like basis. The increase was driven by growth from new wins. LC growth was led by double-digit gains in Beverages, mid single-digit gains in Savory and single-digit gains in Sweet, all of which benefited from new wins, supported by our innovative technology. Regionally, the business benefited from mid to high single-digit LC growth in GA, EAME and LA, which was partially offset by low single-digit LC declines in NOAM. On a like-for-like basis, NOAM experienced mid single-digit growth. LC growth in EAME and GA reflect growth in all categories led by double-digit growth in Beverages in EAME and high single-digit gains in Savory and Dairy in GA. LA LC growth reflects double-digit growth in Beverages. Sales in NOAM were led by double-digit gains in Beverages. EAME performance was led by our performance in the emerging market countries within the region. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 51% of total Flavors sales.
Fragrances Business Unit
The Fragrances business was up 6% in both reported and LC terms compared to flat LC sales in 2012 over 2011. New wins across Fragrance Compounds were partially offset by volume declines in Fragrance Ingredients principally related to the transition of volume to Fragrance Compounds. Year-over-year, 2013 LC sales performance was led by double-digit growth in Fabric Care and high single-digit growth in Fine Fragrances and Hair Care categories along with mid single-digit gains in Toiletries and Home Care. Offsetting these gains was a 4% decline in Fragrance Ingredients. LC growth within the regions was led by GA at 13% reflecting double-digit gains in the Hair Care and Toiletries categories and double-digit gains in Fabric Care and high single-digit growth in Fragrance Ingredients. LA experienced LC sales growth of 11% reflecting double-digit gains in Fine Fragrances and the Fabric Care and Personal Wash categories and EAME had LC sales growth of 4% reflecting double-digit gains in Fine Fragrances and mid to high single-digit gains in Fabric Care, Hair Care and Toiletries categories, with both regions partially offset by mid single-digit declines in Fragrance Ingredients. NOAM LC sales decreased reflecting double-digit gains in Home Care and Hair Care categories that were more than offset by high single-digit declines in Fine Fragrances, Fabric Care and Fragrance Ingredients. Overall, emerging markets represented 47% of total Fragrances sales.
Sales Performance by Region and Category

		% Change in Sales — 2013 vs 2012
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-6%	4%	-6%	-2%	-2%	-2%
EAME	Reported	14%	6%	-4%	6%	7%	6%
	Local Currency(1)	11%	4%	-6%	4%	6%	5%
LA	Reported	14%	10%	-5%	9%	5%	8%
	Local Currency(1)	17%	11%	-5%	11%	8%	10%
GA	Reported	-2%	13%	3%	11%	4%	7%
	Local Currency(1)	-2%	14%	8%	13%	7%	9%
Total	Reported	8%	8%	-4%	6%	3%	5%
	Local Currency(1)	8%	8%	-4%	6%	4%	5%
_______________________

(1)	Local currency sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2013 period.

•
NOAM reported sales decline reflects a 2% Flavors decline as double-digit growth in Beverages was more than offset by volume declines in Sweet and Dairy, driven primarily by the exit of low margin sales activities. In Fragrances, Consumer Fragrances sales were up 4% versus last year as new wins and volume gains in Home Care were offset by lower volumes on existing business in Fabric Care. Fine Fragrances sales declined 6% as a result of mid single-digit declines in Fine Fragrances. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, NOAM Flavors experienced mid single-digit growth.

•
EAME LC growth was led by 6% growth in Flavors resulting from double-digit gains in Beverages along with mid single-digit growth in Savory. This growth was mainly due to new wins within our emerging markets in the region, as well as volume increases. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, EAME Flavors experienced high single-digit growth. Fine Fragrances had LC sales growth of 11% and Consumer Fragrances experienced 4% LC growth driven by high single-digit gains in Fabric Care and mid single-digit growth in Hair Care and Toiletries, which more than offset volume declines in Fragrance Ingredients of 6% year-over-year.

•
LA LC sales growth of 10% was driven by double-digit gains in Fragrance Compounds, reflecting double-digit LC sales growth in Fabric Care, Personal Wash and Fine Fragrances, and mid single-digit growth in Hair Care and Toiletries categories, which were only partially offset by mid single-digit volume declines in Fragrance Ingredients. Flavors LC sales growth was 8%, driven by double-digit gains in Beverages and mid single-digit gains in Savory, which were only partially offset by single-digit declines in Sweet (as a result of exiting low margin sales activities). On a like-for-like basis, excluding the effects of the exit of low margin sales activities, LA Flavors experienced double-digit growth.

•
GA delivered LC sales growth of 9%, led by high single-digit gains in Savory and Dairy, along with mid single-digit growth in Beverages and Sweet categories. On a like-for-like basis, excluding the effects of the exit of low margin sales activities, GA Flavors experienced high single-digit growth. Consumer Fragrances experienced double-digit growth led by high double-digit growth in Fabric Care, Hair Care and Toiletries. In addition, GA experienced Fragrance Ingredients LC sales growth of 8%.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 180 bps to 56.5% in 2013 compared to 58.3% in 2012. The improvement versus prior year was mainly driven by a slightly favorable input cost environment, manufacturing efficiencies, favorable sales mix and price realization. Overall, raw material costs have decreased slightly on a year-over-year basis.
Research and Development (R&D)
R&D expenses increased approximately $26.1 million versus the prior year as a result of additional investments in technology and innovation, consistent with our strategy to accelerate levels of innovation into the marketplace. Our product portfolio is actively managed to support gross margin expansion and be aligned with the strategic priorities identified for each of our operating segments. Overall, R&D expenses increased 50 bps as a percentage of sales from 8.3% in 2012 to 8.8% in 2013.
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
Fragrance Ingredients Rationalization
During the second quarter of 2013, the Company announced that it intended to close its fragrance ingredients manufacturing facility in Augusta, Georgia by July 2014 and planned to consolidate production into other Company facilities. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold.
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
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2013, Global expenses were $66.9 million compared to $48.4 million during 2012. The increase principally includes higher incentive compensation and pension costs.
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
Income Taxes
The effective tax rate was 27.1% in 2013 as compared to 42.7% in 2012. Excluding the tax charge of $6.2 million related to the 2002-2003 income tax cases (as discussed in Note 9 of the Consolidated Financial Statements) and net of the $3.9 million tax benefit associated with the pretax Spanish capital tax charge (as discussed in Note 17 of the Consolidated Financial Statements), the adjusted tax rate for 2013 was 25.7%. Included in 2012 results are tax charges of $72.4 million associated with the Spanish tax settlement and pre-tax restructuring charges of $1.7 million ($1.1 million after-tax). Excluding these items, the adjusted effective tax rate for 2012 was 26.4%. The 2012 period also includes a provision of $12.4 million related to the Spanish dividend withholding tax cases, which was partially offset by a $10.6 million benefit due to a corporate restructuring of certain of our foreign subsidiaries, a lower cost of remittances and other reserve adjustments on uncertain tax positions. The year-over-year reduction also reflects the reinstatement of the U.S. federal R&D credit in 2013 partially offset by a higher cost of repatriation.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $478.6 million at December 31, 2014 compared to $405.5 million at December 31, 2013, of which $249.1 million of the balance at December 31, 2014 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to realize U.S. deferred tax assets. The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $248.0 million, $128.0 million and $97.6 million in 2014, 2013 and 2012, respectively.
CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in 2014 were $518.4 million compared to $407.6 million in 2013, which included $48 million of cash payments related to the Spanish tax cases and incremental U.S. pension contributions, and $323.8 million in 2012, which included an outflow of cash of $105.5 million associated with the Spanish tax settlement (as discussed in Note 9 to the

Consolidated Financial Statements). The cash flow impact associated with core working capital (trade receivables, inventories and accounts payable) improved compared to 2013. Operating cash flows versus the prior year also reflect strong net income growth and improvements in working capital as a percentage of sales. Although we have appealed the lower court ruling on our Spanish capital tax case, we made payment of $11.2 million (representing the principal amount) to the Spanish government relating to the case during the first quarter of 2014, which is refundable if we prevail on our appeal.
Working capital (current assets less current liabilities) totaled $1,191.2 million at year-end 2014 compared to $1,092.5 million at December 31, 2013. This increase in working capital of $98.7 million primarily reflects strong sales growth and inventory increases associated with plant startups. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. We estimate that, as a result of participating in the programs, there was a beneficial impact to cash inflows from operations of approximately $33 million, $7 million and $18 million in 2014, 2013 and 2012, respectively. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities in 2014 utilized $221.3 million compared to $105.4 million and $114.3 million in 2013 and 2012, respectively. The increase in the investing activities was principally driven by the acquisition of Aromor in the first quarter of 2014.
Additions to property, plant and equipment were $143.2 million, $134.2 million and $126.1 million in 2014, 2013 and 2012, respectively, and are again expected to be 4-5% of sales in 2015, net of potential grants and other reimbursements from government authorities that we expect to receive. Investments were largely focused on emerging markets and new technology consistent with our strategy.
On January 16, 2014, the Company completed the acquisition of Aromor Flavors and Fragrances Ltd., a privately held manufacturer and marketer of complex specialty ingredients that are used in fragrances and flavors. IFF funded the transaction with cash.
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Net financing activities in 2014 had an outflow of $202.3 million compared to an outflow of $217.0 million and an inflow of $25.4 million in 2013 and 2012, respectively. The decrease in outflow of cash used in financing activities in 2014 as compared to 2013 principally reflects higher incremental dividend payments and treasury share repurchases in 2014 which were more than offset by the repayment of long-term debt of $100 million made in July 2013. The outflow of cash used in financing activities in 2013 compared to the inflow of cash in 2012 principally reflects the repayment of long-term debt of $100 million made in 2013 and changes in the revolving credit facility borrowings in 2013 compared to 2012.
At December 31, 2014, we had $942.3 million of debt outstanding compared to $932.8 million outstanding at December 31, 2013.
We paid dividends totaling $133.2 million, $87.3 million and $130.9 million in 2014, 2013 and 2012, respectively. The cash dividend declared per share in 2014, 2013 and 2012 was $1.72, $1.46 and $1.30, respectively.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2014. Based on the total remaining amount of $109 million available under the repurchase program, approximately 1.1 million shares, or 1.4% of shares outstanding (based on the market price and shares outstanding as of December 31, 2014) could be repurchased under the program as of December 31, 2014. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock.
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

Credit Facility and Senior Notes
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during 2014 and 2013.
Credit Facility
In April 2014, we amended and restated our unsecured revolving credit facility, including to modify the available tranches, reduce the applicable margin on the interest rate on advances under the credit facility and extend the maturity date of the credit facility to April 2019.
There are two tranches under the credit facility. The Tranche A facility is available in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $456.0 million, with a sublimit of $25.0 million for swing line borrowings. The Tranche B facility is available in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $494.0 million. The credit facility is available for general corporate purposes and may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the credit facility. Borrowings under the credit facility bear interest at an annual rate of LIBOR plus a margin, currently 112.5 bps, linked to our credit rating. The interest rate under our credit facility at December 31, 2014 was 1.41%. The credit facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at December 31, 2014 our covenant compliance would provide overall borrowing capacity of $1,831.8 million.
On April 26, 2013, the Company repaid the full amount outstanding under the credit facility ($283.1 million). As of December 31, 2014 we had no borrowings under the credit facility. The amount which we are able to draw down on under the credit facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the credit facility was $940.4 million at December 31, 2014. See Note 8 to the Consolidated Financial Statements for further information on the credit facility.
At December 31, 2014 and 2013 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2014 our Net Debt/adjusted EBITDA(1) ratio was 0.65 to 1 as defined by the credit facility, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

	12 Months Ended December 31,
(DOLLARS IN MILLIONS)	2014	2013
Net income	$414.5	$353.5
Interest expense	46.1	46.8
Income taxes	134.5	131.7
Depreciation and amortization	89.4	83.2
Specified items(1)	1.3	2.2
Non-cash items(2)	18.9	6.1
Adjusted EBITDA	$704.7	$623.5
_______________________

(1)
Specified items for the 12 months ended December 31, 2014 of $1.3 million consist of restructuring charges related to the Fragrance Ingredients Rationalization. Specified items for the 12 months ended December 31, 2013 of $2.2 million consist of restructuring charges related to the 2011 Strategic Initiative.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s New Facility agreement, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	December 31,
(DOLLARS IN MILLIONS)	2014	2013
Total debt	$942.3	$932.8
Adjustments:
Deferred gain on interest rate swaps	(5.2)	(7.1)
Cash and cash equivalents	(478.6)	(405.5)
Net debt	$458.5	$520.2
Senior Notes

Senior Notes - 2013. In April 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes - 2013”) due 2023 at a discount of $0.3 million, to take advantage of attractive borrowing rates and maintain efficiency and flexibility in our capital structure, and received proceeds of $297.8 million. The Senior Notes -2013 bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. See Note 8 to the Consolidated Financial Statements for further information on the Senior Notes - 2013.

Senior Notes - 2007. In September 2007, we issued an aggregate of $500.0 million of senior unsecured notes in four series, with $250.0 million due in 2017, $100.0 million due in 2019, $50 million due in 2022 and $100.0 million due in 2027. See Note 8 to the Consolidated Financial Statements for further information on the Senior Notes - 2007.

Senior Notes - 2006. In 2006, we issued an aggregate of $375.0 million of senior unsecured notes in four series, of which $250.0 million has been repaid, and the remaining $125.0 million is due in 2016. See Note 8 to the Consolidated Financial Statements for further information on the Senior Notes - 2013.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2014 and 2013, we spent $4.3 million and $1.7 million on capital projects and $19.2 million and $18.9 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
CONTRACTUAL OBLIGATIONS
At December 31, 2014, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (Dollars In Millions)	Total	2015	2016 - 2017	2018 - 2019	2020 and thereafter
Borrowings(1)	$925	$—	$375	$100	$450
Interest on borrowings(1)	275	49	83	50	93
Operating leases(2)	249	29	48	38	134
Pension funding obligations(3)	60	20	40	—	—
Postretirement obligations(4)	114	5	11	12	86
Purchase commitments(5)	110	44	63	3	—
Total	$1,733	$147	$620	$203	$763
_______________________

(1)	See Note 8 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)
Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 7 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 17 of the Notes to the Consolidated Financial Statements.

(3)
See Note 13 to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2017 are not currently determinable.

(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)
Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

The table above does not include $23.1 million of the total unrecognized tax benefits for uncertain tax positions and approximately $2.2 million of associated accrued interest, of which $1.2 million is expected to be paid in the next 12 months. Due to the high degree of uncertainty regarding the timing of potential cash flows, the Company is unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.

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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
The periodic assessment of potential impairment of intangible assets acquired in business combinations. We currently have net intangible assets, including goodwill, of $752.0 million. In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market based assumptions in accordance with the criteria in ASC 350. In 2012, the Company re-evaluated its reporting unit structure and identified three reporting units: (1) Flavors, (2) Fragrance Compounds and (3) Fragrance Ingredients. Prior to 2012, the Company had identified two reporting units, Flavors and Fragrances. As a result, in 2012 the Company reallocated the goodwill previously allocated to its Fragrances reporting unit to its Fragrance Compounds and Fragrance Ingredients reporting units.
The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows. We completed our annual goodwill impairment test as of November 30, 2014, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
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
The Company has not established deferred tax liabilities for undistributed foreign earnings as it has plans to and intends to indefinitely reinvest those earnings to finance foreign activities. The unrecognized deferred tax liability on these undistributed earnings approximates $219 million.
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
With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 40% in equity securities and 60% in fixed income securities. The plan has achieved a compounded annual rate of return of 8.0% over the previous 20 years. At December 31, 2014, the actual asset allocation was: 40% in equity securities; 59% in fixed income securities; and 1% in cash equivalents.
The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 60% in fixed income securities; 20% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments. At December 31, 2014, the actual asset allocation was: 62% in fixed income investments; 26% in equity investments; 7% in real estate investments; 4% in alternative investments and 1% in cash and cash equivalents.
Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$19,983	$19,609	$1,304	$1,043
Non-U.S. Pension Plans	$47,377	$45,329	$2,783	$2,115
Postretirement Benefit Plan	N/A	$3,745	$215	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $6.9 million and $0.3 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.7 million and $0.3 million, respectively.
The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2014, we maintained 48% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.
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
New Accounting Standards
In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying the accounting for the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance was effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue. The guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Annual Report, including: (i) local currency sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) like-for-like sales (which eliminated the effects of local currency and the strategic decision to exit certain low margin sales in 2013), (iii) adjusted operating profit and operating profit margin (which excludes the operational improvement initiative and restructuring charges), (iv) adjusted effective tax rate (which excludes the sale of a non-operating assets, tax and litigation settlements, restructuring charges and operational improvement initiative costs) and (v) adjusted cash flows from operations (which excludes the Spanish tax payments made and the year-over-year incremental pension contribution). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information regarding the Company's compliance with debt covenants contained in its debt agreements.
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
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) our ability to achieve long-term sustainable growth and increase shareholder value, (ii) growth potential in the emerging markets, (iii) our ability to generate returns above cost of capital, (iv) our competitive position in the market and expected financial results in 2015, and (v) expected capital expenditures and cost pressures in 2015. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “may”, “estimate”, “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•	the economic and political risks associated with the Company's international operations;

•	the Company’s ability to benefit from its investments and expansion in emerging markets;

•	fluctuations in the quality and availability of raw materials;

•	changes in consumer preferences and demand for the Company's products or decline in consumer confidence and spending;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company’s ability to successfully develop new and competitive products that appeal to its customers and consumers;

•	the impact of a disruption in the Company’s supply chain or its relationship with its suppliers;

•	the Company’s ability to successfully manage inventory and working capital;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•
the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

•	the Company’s ability to optimize its manufacturing facilities, including the achievement of expected cost savings and increased efficiencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	the ability of the Company to attract and retain talented employees;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this 2014 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2014, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2014, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, South African Rand, and Chinese Renminbi. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $25 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $4 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $10 million.
At December 31, 2014, the fair value of our fixed rate debt was $1 billion. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $8 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 49. See Item 6 on page 24 for supplemental quarterly data.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2014, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2015 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2015 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2015 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors & Fragrances Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2015

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2014	2013	2012
Net sales	$3,088,533	$2,952,896	$2,821,446
Cost of goods sold	1,726,383	1,668,691	1,645,912
Gross profit	1,362,150	1,284,205	1,175,534
Research and development expenses	253,640	259,838	233,713
Selling and administrative expenses	514,891	505,877	453,535
Restructuring and other charges, net	1,298	2,151	1,668
Operating profit	592,321	516,339	486,618
Interest expense	46,067	46,767	41,753
Other (income) expense, net	(2,807)	(15,638)	1,450
Income before taxes	549,061	485,210	443,415
Taxes on income	134,518	131,666	189,281
Net income	414,543	353,544	254,134
Other comprehensive income (loss):
Foreign currency translation adjustments	(69,064)	(10,556)	17,687
Gains (losses) on derivatives qualifying as hedges	16,383	(3,794)	(4,455)
Pension and postretirement liability adjustment	(95,038)	25,264	(41,548)
Comprehensive income	$266,824	$364,458	$225,818

	2014	2013	2012
Net income per share — basic	$5.09	$4.32	$3.11
Net income per share — diluted	$5.06	$4.29	$3.09

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$478,573	$405,505
Receivables:
Trade	502,915	534,986
Allowance for doubtful accounts	(9,147)	(10,493)
Inventories	568,729	533,806
Deferred income taxes	27,709	40,189
Prepaid expenses and other current assets	141,248	148,910
Total Current Assets	1,710,027	1,652,903
Property, plant and equipment, net	720,268	687,215
Goodwill	675,484	665,582
Other intangible assets, net	76,557	30,615
Deferred income taxes	183,047	154,437
Other assets	129,238	140,979
Total Assets	$3,494,621	$3,331,731
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$8,090	$149
Accounts payable	229,866	226,733
Dividends payable	37,968	31,740
Other current liabilities	242,884	301,744
Total Current Liabilities	518,808	560,366
Other Liabilities:
Long-term debt	934,232	932,665
Deferred gains	46,535	41,339
Retirement liabilities	354,333	238,225
Other liabilities	118,024	92,085
Total Other Liabilities	1,453,124	1,304,314
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 and 115,761,840 shares as of December 31, 2014 and 2013; and outstanding 80,777,590 and 81,384,246 shares as of December 31, 2014 and 2013	14,470	14,470
Capital in excess of par value	140,008	131,461
Retained earnings	3,350,734	3,075,657
Accumulated other comprehensive loss:
Cumulative translation adjustments	(173,342)	(104,278)
Accumulated gains (losses) on derivatives qualifying as hedges	12,371	(4,012)
Pension and postretirement liability adjustment	(379,459)	(284,421)
Treasury stock, at cost — 35,080,600 and 34,377,594 shares as of December 31, 2014 and 2013	(1,446,221)	(1,365,805)
Total Shareholders’ Equity	1,518,561	1,463,072
Noncontrolling interest	4,128	3,979
Total Shareholders’ Equity including noncontrolling interest	1,522,689	1,467,051
Total Liabilities and Shareholders’ Equity	$3,494,621	$3,331,731
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Cash flows from operating activities:
Net income	$414,543	$353,544	$254,134
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	89,354	83,227	76,667
Deferred income taxes	23,350	(484)	(15,878)
Gain on disposal of assets	(3,768)	(17,841)	(4,461)
Stock-based compensation	22,648	23,736	19,716
Spanish tax charges	—	—	72,362
Payments pursuant to Spanish tax settlement	—	—	(105,503)
Changes in assets and liabilities, net of Aromor acquisition:
Trade receivables	(2,635)	(53,156)	(33,056)
Inventories	(40,042)	4,822	4,571
Accounts payable	7,753	10,074	(740)
Accruals for incentive compensation	(30,947)	24,518	34,632
Other current payables and accrued expenses	(19,332)	9,995	29,203
Changes in other assets/liabilities, net	57,466	(30,873)	(7,851)
Net cash provided by operating activities	518,390	407,562	323,796
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration)	(102,500)	—	—
Additions to property, plant and equipment	(143,182)	(134,157)	(126,140)
Proceeds from disposal of assets	3,295	27,312	1,763
Maturity of net investment hedges	3,304	646	1,960
Purchase of life insurance contracts	—	—	(1,127)
Proceeds from life insurance contracts	17,750	793	9,283
Net cash used in investing activities	(221,333)	(105,406)	(114,261)
Cash flows from financing activities:
Cash dividends paid to shareholders	(133,239)	(87,347)	(130,943)
Net change in revolving credit facility borrowings and overdrafts	8,332	(283,225)	138,756
Deferred financing costs	(1,023)	(2,800)	—
Repayments of long-term debt	—	(100,000)	—
Proceeds from long-term debt	3,609	297,786	—
Proceeds from issuance of stock under stock plans	1,864	3,799	9,211
Excess tax benefits on stock-based payments	6,330	6,112	8,380
Purchase of treasury stock	(88,203)	(51,363)	—
Net cash (used in) provided by financing activities	(202,330)	(217,038)	25,404
Effect of exchange rate changes on cash and cash equivalents	(21,659)	(4,035)	1,204
Net change in cash and cash equivalents	73,068	81,083	236,143
Cash and cash equivalents at beginning of year	405,505	324,422	88,279
Cash and cash equivalents at end of year	$478,573	$405,505	$324,422
Cash paid for:
Interest, net of amounts capitalized	$46,106	$48,165	$41,315
Income taxes(1)	$92,087	$138,940	$184,592
Noncash investing activities:
Accrued capital expenditures	$14,376	$21,744	$26,565

(1)	The 2012 amount includes $105.5 million pursuant to the Spanish tax settlement (see Note 9).
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumu- lated other comprehensive (loss) income	Treasury stock		Noncontrolling interest
					Shares	Cost
Balance at December 31, 2011	$14,470	$128,631	$2,692,893	$(375,309)	(34,840,632)	$(1,356,273)	$2,995
Net income			254,134				752
Cumulative translation adjustment				17,687
Losses on derivatives qualifying as hedges; net of tax $1,327				(4,455)
Pension liability and postretirement adjustment; net of tax $11,696				(41,548)
Cash dividends declared ($1.30 per share)			(105,861)
Stock options/SSARs		4,248			336,296	13,144
Vested restricted stock units and awards		(23,113)			263,645	10,298
Stock-based compensation		17,738			105,725	2,124
Balance at December 31, 2012	$14,470	$127,504	$2,841,166	$(403,625)	(34,134,966)	$(1,330,707)	$3,747
Net income			353,544				232
Cumulative translation adjustment				(10,556)
Losses on derivatives qualifying as hedges; net of tax $429				(3,794)
Pension liability and postretirement adjustment; net of tax $22,778				25,264
Cash dividends declared ($1.46 per share)			(119,053)
Stock options		10,395			157,403	6,196
Treasury share repurchases					(655,907)	(51,363)
Vested restricted stock units and awards		(26,735)			159,559	6,277
Stock-based compensation		20,297			96,317	3,792
Balance at December 31, 2013	$14,470	$131,461	$3,075,657	$(392,711)	(34,377,594)	$(1,365,805)	$3,979
Net income			414,543				149
Cumulative translation adjustment				(69,064)
Gains on derivatives qualifying as hedges; net of tax $(2,526)				16,383
Pension liability and postretirement adjustment; net of tax $36,554				(95,038)
Cash dividends declared ($1.72 per share)			(139,466)
Stock options		9,770			87,706	3,590
Treasury share repurchases					(927,339)	(88,959)
Vested restricted stock units and awards		(23,871)			136,627	4,953
Stock-based compensation		22,648
Balance at December 31, 2014	$14,470	$140,008	$3,350,734	$(540,430)	(35,080,600)	$(1,446,221)	$4,128
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. The 2012 and 2013 fiscal years were 52 week periods and the 2014 fiscal year was a 53 week period. For the 2014, 2013 and 2012 fiscal years, the actual closing dates were January 2, December 27 and December 28, respectively.
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
Accounts Receivable    The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sale of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The increase in cash from operations was approximately $33 million, $7 million and $18 million in 2014, 2013 and 2012, respectively, along with approximately $40 million in periods prior to 2012 in connection with these programs. The cost of participating in these programs was immaterial to our results in all periods.

Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Raw materials	$275,161	$252,457
Work in process	17,705	6,658
Finished goods	275,863	274,691
Total	$568,729	$533,806
Property, Plant and Equipment    Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis, principally over the following estimated useful lives: buildings and improvements, 10 to 40 years; machinery and equipment, 3 to 20 years; information technology hardware and software, 3 to 7 years; and leasehold improvements which are included in buildings and improvements, the estimated life of the improvements or the remaining term of the lease, whichever is shorter. During 2014, the Company began to use an estimated useful life of 20 years for certain machinery and equipment. The change in useful life, which was adopted prospectively, did not have a material effect on the Company's 2014 financial statements.
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
The Company performed the annual goodwill impairment test utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows. We completed our annual goodwill impairment test as of November 30, 2014, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
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
Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2014	2013	2012
Basic	80,936	81,322	81,108
Assumed dilution under stock plans	558	608	725
Diluted	81,494	81,930	81,833
Stock options and stock settled appreciation rights (“SSARs”) to purchase 132,000 shares in the aggregate were outstanding at December 31, 2012, but are not included in the computation of diluted net income per share because to do so would have been anti-dilutive for the periods presented. There were no stock options or SSARs excluded from the computation of diluted net income per share at December 31, 2013 and 2014.
The Company has issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share for each year and the number of PRS outstanding as of December 31, 2014, 2013 and 2012 was immaterial (approximately 0.6% 0.7%, and 0.6%, respectively, of the total number of common shares outstanding). Net income allocated to such PRS during 2014, 2013 and 2012 was approximately $2.4 million, $2.3 million and $1.6 million, respectively.
Stock-Based Compensation    Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
New Accounting Standards
In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance clarifying the accounting for the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance was effective prospectively for reporting periods beginning after December 15, 2013. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue. The guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the 2014 presentation.
NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
Fragrance Ingredients Rationalization
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, the Company incurred charges of $13.8 million, consisting primarily of $10.3 million in accelerated depreciation of fixed assets, $2.2 million in personnel-related costs and $1.3 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During 2014, the Company recorded $1.3 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been eliminated. The Company estimates that approximately $3 - $4 million of the costs will be or have been cash expenditures.
Other
During 2013, the Company reversed $1.2 million of employee-related liabilities, offset by $0.6 million of additional costs incurred related to the European Rationalization Plan that was announced in 2009 and completed in 2011. Additionally, during 2013, the Company recorded a charge of $1.7 million related to the Strategic Initiative, which began in 2011 and was completed in 2013.

Reorganization Plan
Movements in related accruals during 2012, 2013 and 2014 are as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Pension	Asset - Related/and Other	Total
Balance at January 1, 2012	$10,774	$—	$—	$10,774
Additional charges (reversals), net	1,376	292	—	1,668
Non-cash charges	—	(292)	—	(292)
Payments and other costs	(9,001)	—	—	(9,001)
Balance at December 31, 2012	3,149	—	—	3,149
Additional charges (reversals), net	2,151	—	5,250	7,401
Non-cash charges	—	—	(5,250)	(5,250)
Payments and other costs	(3,184)	—	—	(3,184)
Balance at December 31, 2013	2,116	—	—	2,116
Additional charges (reversals), net	(46)	—	6,444	6,398
Non-cash charges		—	(5,100)	(5,100)
Payments and other costs	(1,311)	—	(1,344)	(2,655)
Balance at Balance at December 31, 2014	$759	$—	$—	$759

NOTE 3.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2014	2013
Asset Type
Land	$16,448	$20,723
Buildings and improvements	411,157	432,978
Machinery and equipment	935,340	952,103
Information technology	257,092	254,961
Construction in process	146,709	97,218
	1,766,746	1,757,983
Accumulated depreciation	(1,046,478)	(1,070,768)
	$720,268	$687,215
NOTE 4.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill by segment is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Flavors	$319,479	$319,479
Fragrances	356,005	346,103
Total	$675,484	$665,582
The increase in Fragrances goodwill for the year ended December 31, 2014, relates to the acquisition of Aromor, as discussed below.

Trademark and other intangible assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Gross carrying value(1)	$218,676	$165,406
Accumulated amortization	(142,119)	(134,791)
Total	$76,557	$30,615
_______________________

(1)	Includes patents, trademarks, technological know-how, and other intellectual property, valued at acquisition.
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
Amortization
Amortization expense was $7.3 million for the year ended December 31, 2014, and $6.1 million for each year ended December 31, 2013 and 2012. Estimated annual amortization is $7.2 million for years 2015 through 2018 and $6.5 million for 2019.
NOTE 5.    OTHER ASSETS
Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Overfunded pension plans	$1,338	$14,058
Cash surrender value of life insurance contracts	42,378	56,292
Other	85,522	70,629
Total	$129,238	$140,979

NOTE 6.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Accrued payrolls and bonuses	$71,264	$105,816
VAT payable	15,125	23,448
Interest payable	12,974	12,709
Current pension and other postretirement benefit obligation	11,902	11,891
Accrued insurance (including workers’ compensation)	10,718	9,777
Restructuring and other charges	759	2,116
Other	120,142	135,987
Total	$242,884	$301,744
NOTE 7.    SALE AND LEASEBACK TRANSACTIONS
In connection with the disposition of certain real estate in prior years, we entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $42 million and $45 million at December 31, 2014 and 2013, respectively, of which $39 million and $41 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 8.    BORROWINGS
Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2014	2013
Senior notes — 2007	6.40%	2017-27	$500,000	$500,000
Senior notes — 2006	6.14%	2016	125,000	125,000
Senior notes — 2013	3.20%	2023	299,782	299,736
Bank overdrafts and other			12,335	984
Deferred realized gains on interest rate swaps			5,205	7,094
			942,322	932,814
Less: Current portion of long-term debt			(8,090)	(149)
			$934,232	$932,665
Commercial Paper
Commercial paper issued by the Company generally has terms of 30 days or less. There were no outstanding commercial paper borrowings at December 31, 2014 or 2013.
Senior Notes - 2013
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
Senior Notes - 2007
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
Senior Notes - 2006
In 2006, the Company issued $375 million of Senior Unsecured Notes (“Senior Notes — 2006”) in four series under another NPA: (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013, and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due July 12, 2016. Proceeds of the offering were used primarily to repay commercial paper borrowings used to fund our maturing debt. In 2009, 2011 and 2013, the Company repaid $50 million, $100 million and $100 million, respectively, upon maturity of the first three series of the Senior Notes — 2006.
Maturities on our outstanding Senior Notes - 2006, Senior Notes - 2007 and Senior Notes - 2013 at December 31, 2014 were: 2016, $125 million; 2017, $250 million; 2019, $100 million; 2020 and thereafter, $450 million. There is no debt maturing in 2015 and 2018.
Credit Facility
On April 4, 2014, the Company and certain of its subsidiaries amended and restated the Company’s existing credit agreement with Citibank, N.A., as administrative agent. The credit agreement, as amended, provides for a revolving loan facility in an aggregate amount up to an equivalent of $950 million (the "Credit Facility"). Under the Credit Facility, Tranche A is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $456 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the Credit Facility is available to borrowers in euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $494 million.
The Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Credit Facility. The 2014 amendment to the Credit Facility extended the maturity date of the facility to April 4, 2019, which may be extended for up to two additional one-year periods at the Company’s request, subject to the agreement of the lenders having commitments representing more than 50% of the aggregate commitments of all lenders under the Credit Facility. Borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus a margin, currently 112.5 bps, linked to our credit rating. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Credit Facility contains various affirmative and negative covenants, including the requirement for the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. As of December 31, 2014, the Company was in compliance with all covenants under this Credit Facility. The Company had no borrowings outstanding under the Credit Facility as of December 31, 2014, with $940.4 million still available for additional borrowings. As the Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
Credit facility borrowings and bank overdrafts were outstanding in several countries and averaged $3 million in 2014 and $72.4 million in 2013. The highest levels were $8 million in 2014, $296 million in 2013, and $297 million in 2012. The 2014 weighted average interest rate of these borrowings, based on balances outstanding at the end of each month, was 4.13%. These rates compare with 0.35% and 1.5%, respectively, in 2013 and 2012.

Other
The estimated fair value at December 31, 2014 of our Senior Notes — 2007, Senior Notes — 2006 and Senior Notes — 2013 was approximately $588 million, $133 million and $296 million, respectively, and is discussed in further detail in Note 14.
During 2013, the Company entered into multiple interest rate swap agreements effectively converting the fixed rate on a portion of our long-term Senior Notes to a variable short-term rate based on the LIBOR plus an interest markup.
In March 2008, the Company realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $5 million at December 31, 2014.
NOTE 9.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
U.S. income (loss) before taxes	$17,650	$(20,727)	$(21,308)
Foreign income before taxes	531,411	505,937	464,723
Total income before taxes	$549,061	$485,210	$443,415
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Current
Federal	$1,175	$8,658	$8,280
State and local	264	1,246	(456)
Foreign(1)	109,729	122,246	197,335
	111,168	132,150	205,159
Deferred
Federal	20,795	(4,686)	(4,650)
State and local	113	262	(74)
Foreign(1)	2,442	3,940	(11,154)
	23,350	(484)	(15,878)
Total income taxes	$134,518	$131,666	$189,281
_______________________
(1) For the year ended December 31, 2012, the foreign current income tax provision includes $72 million of Spanish tax charges and $12 million of charges related to the Spanish dividend withholding cases. For the year ended December 31, 2012, the foreign deferred income tax provision includes an $11 million tax benefit from the corporate restructuring of certain foreign subsidiaries.

Effective Tax Rate Reconciliation
A reconciliation between the U.S. federal statutory income tax rate to our actual effective tax rate is as follows:

	December 31,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(9.9)	(10.2)	(10.6)
Unrecognized tax benefit, net of reversals	0.8	1.0	0.9
Corporate restructuring of certain foreign subsidiaries	—	—	(2.4)
Spanish tax charges	—	1.3	16.3
Spanish dividend withholdings	(0.7)	—	2.6
State and local taxes	0.1	0.2	(0.1)
Other, net	(0.8)	(0.2)	1.0
Effective tax rate	24.5%	27.1%	42.7%

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. Included in the 2014 effective tax rate is a $3.8 million tax benefit related to the reserve reversal for the 2001 Spanish dividend withholding tax case. Included in the 2013 effective tax rate is a $6.2 million tax charge related to the 2002-2003 Spanish income tax cases as discussed below. Included in the 2012 effective tax rate is $72.4 million of tax charges pursuant to the Spanish tax settlement. The 2014, 2013 and 2012 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $2 million, $5 million and $1 million, respectively, principally due to statutory expiry and effective settlement.
Deferred Taxes
The deferred tax assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Employee and retiree benefits	$164,542	$136,370
Credit and net operating loss carryforwards(1)	180,296	311,562
Property, plant and equipment, net	(7,275)	(699)
Trademarks and other	149,695	189,536
Amortizable R&D expenses	48,982	42,303
Other, net	17,320	16,957
Gross deferred tax assets	553,560	696,029
Valuation allowance(1)	(355,568)	(503,990)
Total net deferred tax assets	$197,992	$192,039
_______________________

(1)
During 2014 and 2013, the Company decreased its deferred tax assets by $81 million and $30 million, respectively, relating to an adjustment to the 2013 and 2012 foreign net operating loss carryforwards, respectively. The entire decreases of $81 million and $30 million were offset by corresponding decreases in valuation allowances. These adjustments are not considered material to the previously issued financial statements.

Net operating loss carryforwards were $141 million and $264 million at December 31, 2014 and 2013, respectively. If unused, $5 million will expire between 2015 and 2034. The remainder, totaling $136 million, may be carried forward indefinitely. Tax credit carryforwards were $40 million and $48 million at December 31, 2014 and 2013, respectively. If unused, the credit carryforwards will expire between 2015 and 2034.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends. As such, the Company is not in a federal net operating loss position. This allows IFF and its U.S. subsidiaries to realize tax benefits from the reversal of temporary differences and the utilization of its federal tax credits before the expiration of the applicable carryforward periods. The Company has not factored any future trends, other than inflation, in its U.S. taxable income projections. The corresponding U.S. federal taxable income is sufficient to realize $160.3 million in deferred tax assets as of December 31, 2014.

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
Of the $181 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2014, we consider it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $138 million of net operating loss carryforwards and $8 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, we established a valuation allowance against certain other net deferred tax assets of $210 million.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Balance of unrecognized tax benefits at beginning of year	$21,553	$41,153	$67,615
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	1,795	7,364	22,031
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(823)	(993)	(1,853)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	5,378	4,951	3,854
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	—	(26,712)	(48,355)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(4,848)	(4,210)	(2,139)
Balance of unrecognized tax benefits at end of year	$23,055	$21,553	$41,153
At December 31, 2014, 2013 and 2012, there are $22.3 million, $21.6 million, and $36.4 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $0.7 million and $4.8 million recorded to Other current liabilities for 2014 and 2012, respectively. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.

For the year ended December 31, 2014, the Company reduced its liabilities for interest and penalties by $0.1 million, net, and $5.2 million, net, and $5.3 million, net for the years ended 2013 and 2012, respectively, principally due to payments made pursuant to the Spanish tax settlement, as discussed below. At December 31, 2014, 2013 and 2012, we had accrued $1.7 million, $2.3 million and $7.4 million, respectively, of interest and penalties classified as Other liabilities and $0.5 million in 2014 recorded to Other current liabilities.
As of December 31, 2014, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $25.2 million, which includes $2.3 million associated with the tax positions taken by our Spanish subsidiaries for the 2002 fiscal year (as discussed below) and the remainder associated with various other tax positions asserted in foreign jurisdictions, none of which is individually material.

Other

Tax benefits credited to Shareholders’ equity totaled $0.2 million, $0.6 million and $0.4 million for 2014, 2013 and 2012, respectively, associated with stock option exercises and Purchased Restricted Stock ("PRS") dividends.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of its foreign subsidiaries were not provided on a cumulative total of $1.5 billion of undistributed earnings of foreign subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects. The unrecognized deferred tax liability on these undistributed earnings approximates $219 million.

The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 17.
Spanish Tax Items
During 2012 the Company and the Spanish tax authorities entered into an overall settlement with respect to assessments imposed in connection with audits for the 2004-2010 fiscal years. In connection with this settlement, the Company paid Euro 84.0 million ($105.5 million based on exchange rates at the respective payment dates) during 2012 and paid the remainder of Euro 1.5 million ($1.9 million based on the exchange rate at the payment date) in 2013. This settlement did not address either the 2002-2003 fiscal years or the 2011 fiscal year. Also during 2012, the Company and the Spanish tax authorities finalized a multi-year agreement that established the tax basis for the Company’s activities in Spain for 2012 through 2014 consistent with the key principles preliminarily agreed upon as part of the overall settlement.
During 2013, the Company reached a settlement with the Spanish tax authorities related to the 2011 fiscal year audit, on a basis consistent with the overall settlement reached for the 2004-2010 fiscal year audits, and paid Euro 3.9 million ($5.2 million based on the exchange rate at the payment date).
With respect to the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company appealed these assessments, however, in February 2013, the Appellate Court upheld the administrative ruling with respect to the 2003 tax assessment and the related tax avoidance claims. The Company decided not to pursue the appeals process with respect to the 2003 tax assessment and paid Euro 20.8 million ($27.3 million based on the exchange rate at the respective payment dates) in connection with the 2003 tax assessment in 2013. In June 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which the Company also decided not to appeal. However, this case did not have a related tax exposure associated with it. In an unrelated matter, there was a remaining aggregate assessment related to the 2002 fiscal year of Euro 1.9 million ($2.3 million) as of December 31, 2014. To proceed with its appeal of the tax assessment for the 2002 fiscal year, the Company was required to post bank guarantees. As of December 31, 2014, the Company had remaining posted bank guarantees of Euro 1.9 million ($2.3 million) associated with the 2002 appeal. On February 11, 2015, the Company received a favorable ruling on this appeal.

In addition to the above, the Company has also been a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, during 2012 the Company (i) recorded charges (including estimated interest) of approximately $12.0 million after-tax and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment dates). At December 31, 2014, the Company had Euro 4.7 million ($5.6 million) reflected in income taxes payable in connection with these three cases. The fourth case was heard by the Spanish National High Court in October, 2014 and we received a favorable ruling. Accordingly, during the fourth quarter of 2014, we reversed the total reserve related to the 2001 fiscal year (with a value of Euro 3.6 million of $4.3 million). As of December 31, 2014, the Company had posted bank guarantees of Euro 4.7 million ($5.6 million) in order to proceed with the appeals of the interest portion of these three remaining controversies.
In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2004 to 2013. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $1.72, $1.46 and $1.30 in 2014, 2013 and 2012, respectively. The Consolidated Balance Sheet reflects $38.0 million of dividends payable at December 31, 2014. This amount relates to a cash dividend of $0.47 per share declared in December 2014 and paid in January 2015. Dividends declared, but not paid as of December 31, 2013 were $31.7 million ($0.39 per share). There were no dividends payable as of December 31, 2012. The decrease in the dividends paid in 2013 versus 2012 is a result of the accelerated payment in December 2012 of the 2012 fourth quarter dividend.
Share Repurchases

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013 and is expected to be completed by the end of 2016. Based on the total remaining amount of $109 million available under the repurchase program, approximately 1.1 million shares, or 1.4% of shares outstanding (based on the market price and shares outstanding as of December 31, 2014) could be repurchased under the program as of December 31, 2014. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time. This plan expires on December 31, 2016.
NOTE 11.    STOCK COMPENSATION PLANS
We have various equity plans under which our officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of stock-based awards. Beginning in 2004, we granted Restricted Stock Units (“RSUs”) as the principal element of our equity compensation for all eligible U.S. based employees and a majority of eligible overseas employees. Vesting of the RSUs is solely time based; the vesting period is primarily 3 years from date of grant. For a small group of employees, primarily overseas, we granted stock options prior to 2008.
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Equity-based awards	$22,648	$23,736	$19,716
Liability-based awards	4,354	4,042	3,294
Total stock-based compensation	27,002	27,778	23,010
Less tax benefit	(8,018)	(8,456)	(7,228)
Total stock-based compensation, net of tax	$18,984	$19,322	$15,782
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
Under the 2010 Plan, a total of 2,749,669 shares are authorized for issuance, including 749,669 shares remaining available under a previous plan that were rolled into the 2010 Plan. At December 31, 2014, 1,206,380 shares were subject to outstanding awards and 1,546,494 shares remained available for future awards under all of the Company’s equity award plans, including the 2010 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

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
The 2010-2012 cycle concluded at the end of 2012 and an aggregate 119,561 shares of our common stock were issued in March 2013. The 2011-2013 cycle concluded at the end of 2013 and an aggregate 65,735 shares of our common stock were issued in March 2014. The 2012-2014 cycle concluded at the end of 2014 and an aggregate 90,062 shares of our common stock will be issued in March 2015.

In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management. This program continues under the 2010 Plan. Eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) Stock Settled Appreciation Rights ("SSARs"), (2) RSUs or (3) PRS. No stock options were granted in 2014, 2013 or 2012.
SSARs
SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. No SSARs were granted in 2014 or 2013. We granted 54,307 SSARs during 2012.
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
Principal assumptions used in applying the Binomial model in 2012 were:

2012
Weighted average fair value of SSARs granted during the period	$10.39
Assumptions:
Risk-free interest rate	0.9%
Expected volatility	22.5%
Expected dividend yield	2.1%
Expected life, in years	5
Termination rate	1.05%
Exercise multiple	1.44
SSARs and options activity were as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
Balance at Balance at December 31, 2013	315	$49.96	183
Exercised	(144)	$50.45
Cancelled	(20)	$60.39
Balance at Balance at December 31, 2014	151	$51.13	116

The weighted average exercise price of our SSARs and options exercisable at December 31, 2014, 2013 and 2012 were $47.92, $41.70 and $37.64, respectively. The following tables summarize information concerning currently outstanding and exercisable SSARs and options.
SSARs and options outstanding at December 31, 2014 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	1	4.4	$30.48
$31 – $35	18	0.9	$35.03
$36 – $40	6	1.3	$36.00
$41 – $50	39	1.9	$44.56
$51 – $60	59	3.4	$56.68
$61 – $65	28	1.6	$62.13
	151		$51.13	$7,490

SSARs and options exercisable as of December 31, 2014 were as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	1	4.4	$30.48
$31 – $35	18	0.9	$35.03
$36 – $40	6	1.3	$36.00
$41 – $50	39	1.9	$44.56
$51 – $55	25	2.0	$49.58
$61 - $65	27	1.61	$62.13
	116		$47.92	$6,050
The total intrinsic value of options/SSARs exercised during 2014, 2013 and 2012 totaled $7 million, $11 million and $11 million, respectively.

As of December 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a period of 0.3 years.
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
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2013	558	$64.86
Granted	206	$94.19
Vested	(200)	$59.43
Forfeited	(42)	$82.34
Balance at December 31, 2014	522	$74.83
The total fair value of RSUs which vested during the year ended December 31, 2014 was $19.5 million.

As of December 31, 2014, there was $15.6 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.
Purchased Restricted Stock

For awards issued in 2012 and prior, PRS provides for eligible employees to purchase restricted shares of IFF stock at 50% of the fair market value on the grant date of the award. The shares generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSUs provide no such rights. In 2013, the terms of PRS were modified such that, for each share put in escrow by the eligible employee, the Company matches with a grant of a share of restricted stock or, for non-U.S. participants, a restricted stock unit. We issued 99,091shares of PRS in 2014 for an aggregate purchase price of $9.7 million covering 49,545 purchased shares, 101,326 shares of PRS in 2013 for $7.8 million covering 50,633 purchased shares and 228,750 shares in 2012 for $6.9 million covering 114,375 purchased shares.

PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at Balance at December 31, 2013	476	$60.58
Granted	99	$97.94
Vested	(155)	$62.13
Forfeited	(40)	$57.59
Balance at Balance at December 31, 2014	380	$57.36
The total fair value of PRS which vested during the year ended December 31, 2014 was $14.9 million.
As of December 31, 2014, there was $6.8 million of total unrecognized compensation cost related to non-vested PRS granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.
Liability Awards

We have granted Cash RSUs to eligible employees that are paid out 100% in cash upon vesting. Such RSUs are subject to forfeiture if certain employment conditions are not met. Cash RSUs principally vest 100% at the end of three years and contain no performance criteria provisions. A Cash RSU's fair value is calculated based on the market price of our stock at date of our closing period and is accounted for as a liability award. The aggregate fair value is amortized to expense ratably over the vesting period.
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
Balance at Balance at December 31, 2013	112	$85.94
Granted	35	$100.85
Vested	(37)	$97.68
Cancelled	(4)	$99.73
Balance at Balance at December 31, 2014	106	$100.85
The total fair value of Cash RSUs which vested during the year ended December 31, 2014 was $3.7 million.

As of December 31, 2014, there was $3.7 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 12.    SEGMENT INFORMATION
We are organized into two operating segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and sweet products. Fragrances is comprised of Fragrance Compounds, which are ultimately used by our customers in two broad categories: Fine Fragrances, including perfumes and colognes and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; and Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer compounds. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.
We evaluate the performance of these operating segments based on segment profit which is defined as operating profit before Restructuring, global expenses (as discussed below) and certain non-recurring items, Interest expense, Other income (expense), net and Taxes on income.
The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments. Unallocated assets are principally cash and cash equivalents and other corporate and headquarters-related assets.
Our reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Net sales
Flavors	$1,457,055	$1,422,739	$1,378,377
Fragrances	1,631,478	1,530,157	1,443,069
Consolidated	$3,088,533	$2,952,896	$2,821,446

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013
Segment assets
Flavors	$1,539,254	$1,573,737
Fragrances	1,753,477	1,623,033
Global assets	201,890	134,961
Consolidated	$3,494,621	$3,331,731

	December 31,
(DOLLARS IN THOUSANDS)	2014	2013	2012
Segment profit:
Flavors	$331,257	$323,562	$298,326
Fragrances	335,447	283,651	238,379
Global expenses	(65,443)	(66,942)	(48,419)
Restructuring and other charges, net	(1,298)	(2,151)	(1,668)
Spanish capital tax charge (1)	—	(13,011)	—
Operational improvement initiative costs (2)	(7,642)	(8,770)	—
Operating Profit	592,321	516,339	486,618
Interest expense	(46,067)	(46,767)	(41,753)
Other income (expense), net (3)	2,807	15,638	(1,450)
Income before taxes	$549,061	$485,210	$443,415
Profit margin
Flavors	22.7%	22.7%	21.6%
Fragrances	20.6%	18.5%	16.5%
Consolidated	19.2%	17.5%	17.2%
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
We had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented and related net sales were $368 million, $355 million and $320 million in 2014, 2013 and 2012, respectively. The majority of these sales were in the Fragrances operating segment.

Total long-lived assets consist of net property, plant and equipment and amounted to $720 million and $687 million at December 31, 2014 and 2013, respectively. Of this total $159 million and $163 million was located in the United States at December 31, 2014 and 2013, respectively, and $105 million and $107 million were located in the Netherlands at December 31, 2014 and 2013, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2014	2013	2012	2014	2013	2012
Flavors	$91,104	$108,215	$90,309	$36,008	$33,662	$30,816
Fragrances	43,948	17,616	26,069	43,790	39,716	42,987
Unallocated assets	8,130	8,326	9,762	9,556	9,849	2,864
Consolidated	$143,182	$134,157	$126,140	$89,354	$83,227	$76,667

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2014	2013	2012
Europe, Africa and Middle East	$1,041,585	$971,921	$912,768
Greater Asia	856,217	823,504	771,877
North America	690,214	680,840	694,430
Latin America	500,517	476,631	442,371
Consolidated	$3,088,533	$2,952,896	$2,821,446
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2014, 2013 and 2012 were $653 million, $653 million and $662 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2014, 2013 and 2012 were $2,435 million, $2,300 million and $2,159 million, respectively. No non-U.S. country had net sales in any period presented greater than 7.1% of total consolidated net sales.
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
We offer a non-qualified Deferred Compensation Plan (DCP) for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant directed investments, which are generally invested by the Company in individual variable life insurance contracts we own that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2014 and December 31, 2013, the Consolidated Balance Sheet reflects liabilities of $33.9 million and $29.7 million, respectively, related to the DCP in Other liabilities and $19.0 million and $15.1 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.

The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $42.4 million and $56.3 million at December 31, 2014 and 2013, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost for benefits earned	$3,057	$3,644	$3,121	$14,142	$16,423	$12,585
Interest cost on projected benefit obligation	25,090	23,284	24,314	33,360	31,103	30,944
Expected return on plan assets	(27,647)	(26,320)	(24,329)	(49,861)	(47,793)	(43,728)
Net amortization of deferrals	17,656	24,600	20,180	10,584	9,337	6,443
Settlements and curtailments	—	—	—	43	215	873
Net periodic benefit cost	18,156	25,208	23,286	8,268	9,285	7,117
Defined contribution and other retirement plans	7,854	7,326	7,039	6,323	4,094	4,837
Total expense	$26,010	$32,534	$30,325	$14,591	$13,379	$11,954
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$50,918	$(39,754)		$138,652	$36,134
Recognized actuarial loss	(17,345)	(24,296)		(10,874)	(9,536)
Prior service cost	216	—		(10,814)	(873)
Recognized prior service cost	(311)	(304)		248	(15)
Currency translation adjustment	—	—		(30,441)	5,464
Total recognized in OCI (before tax effects)	$33,478	$(64,354)		$86,771	$31,174

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2014	2013	2012
Components of net periodic benefit cost
Service cost for benefits earned	$1,295	$1,526	$1,357
Interest cost on projected benefit obligation	4,896	4,503	5,656
Net amortization and deferrals	(4,109)	(3,040)	(1,770)
Expense	$2,082	$2,989	$5,243
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain)	$7,706	$(15,524)
Recognized actuarial loss	(540)	(1,672)
Recognized prior service credit	4,649	4,712
Total recognized in OCI (before tax effects)	$11,815	$(12,484)
The amounts expected to be recognized in net periodic cost in 2015 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$20,627	$15,088	$1,184
Prior service cost (credit) recognition	183	(840)	(4,029)

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.70%	4.10%	4.70%	4.18%	4.14%	4.71%
Expected return on plan assets	7.30%	7.30%	7.30%	6.27%	6.26%	6.27%
Rate of compensation increase	3.25%	3.25%	3.25%	2.66%	2.73%	2.88%
Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013	2014	2013
Benefit obligation at beginning of year	$544,602	$573,706	$818,578	$780,164	$105,521	$119,308
Service cost for benefits earned	3,057	3,644	14,142	16,423	1,295	1,526
Interest cost on projected benefit obligation	25,090	23,284	33,360	31,103	4,896	4,503
Actuarial (gain) loss	79,855	(29,875)	236,096	2,655	7,706	(15,524)
Plan amendments	216	—	(10,814)	(873)	—	—
Adjustments for expense/tax contained in service cost	—	—	(2,087)	(2,343)	—	—
Plan participants’ contributions	—	—	2,096	2,793	1,024	1,022
Benefits paid	(27,341)	(26,157)	(32,134)	(27,571)	(6,945)	(5,314)
Curtailments / settlements	—	—	(9,270)	(768)	—	—
Translation adjustments	—	—	(86,413)	16,995	—	—
Acquisitions/Transferred Liabilities	—	—	1,712	—	—	—
Benefit obligation at end of year	$625,479	$544,602	$965,266	$818,578	$113,497	$105,521
Fair value of plan assets at beginning of year	$448,851	$405,289	$799,670	$776,188
Actual return on plan assets	56,584	36,199	135,947	11,970
Employer contributions	23,707	33,520	20,282	19,377
Participants’ contributions	—	—	2,096	2,793
Benefits paid	(27,341)	(26,157)	(32,134)	(27,571)
Settlements	—	—	—	(768)
Translation adjustments	—	—	(74,680)	17,681
Acquisitions/Transferred Assets	—	—	1,712	—
Fair value of plan assets at end of year	$501,801	$448,851	$852,893	$799,670
Funded status at end of year	$(123,678)	$(95,751)	$(112,373)	$(18,908)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Amounts recognized in the balance sheet:
Other assets	$—	$—	$1,338	$14,058
Other current liabilities	(3,887)	(3,819)	(608)	(651)
Retirement liabilities	(119,791)	(91,930)	(113,103)	(32,315)
Net amount recognized	$(123,678)	$(95,749)	$(112,373)	$(18,908)

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013	2014	2013
Amounts recognized in AOCI consist of:
Net actuarial loss	$178,677	$145,105	$360,070	$263,930	$21,057	$13,891
Prior service cost (credit)	387	482	(10,697)	(1,330)	(10,358)	(15,007)
Total AOCI (before tax effects)	$179,064	$145,587	$349,373	$262,600	$10,699	$(1,116)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2014	2013	2014	2013
Accumulated Benefit Obligation — end of year	$616,004	$536,176	$942,103	$777,188
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$625,479	$544,602	$695,552	$43,778
Accumulated benefit obligation	616,004	536,176	672,389	41,991
Fair value of plan assets	501,801	448,851	581,841	18,669
Weighted-average assumptions used to determine obligations at December 31
Discount rate	3.90%	4.70%	2.74%	4.18%
Rate of compensation increase	3.25%	3.25%	2.00%	2.66%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2015	30,068	28,045	5,085
2016	31,194	27,710	5,285
2017	32,589	28,893	5,522
2018	34,115	31,459	5,784
2019	35,483	32,259	6,043
2020 - 2024	188,512	169,579	33,627
Contributions
Required Company Contributions in the Following Year (2015)	$4,156	$16,183	$5,085
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

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
Percentage of assets invested in:
Cash and cash equivalents	1%	1%	1%	2%
Equities	40%	48%	26%	25%
Fixed income	59%	51%	62%	59%
Property	0%	0%	7%	8%
Alternative and other investments	0%	0%	4%	6%
With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target investment allocation is 40% equity securities and 60% fixed income securities.
The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 60% in fixed income securities; 20% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments.
The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2014 and 2013. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 14.

	U.S. Plans for the year ended
	December 31, 2014
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$3,829	$—	$3,829
Equity Securities
U.S. Common Stock	37,278	—	—	37,278
Non-U.S. Common Stock	1,635	—	—	1,635
Balanced Funds	—	9,270	—	9,270
Pooled Funds	—	154,559	—	154,559
Fixed Income Securities
Government & Government Agency Bonds	—	10,620	—	10,620
Mutual Funds	—	212,007	—	212,007
Corporate Bonds	—	63,057	—	63,057
Municipal Bonds	—	9,100	—	9,100
Total	$38,913	$462,442	$—	$501,355
Receivables				$446
Total				$501,801

	U.S. Plans for the year ended
	December 31, 2013
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$5,694	$—	$5,694
Equity Securities
U.S. Common Stock	38,993	—	—	38,993
Non-U.S. Common Stock	343	—	—	343
Balanced Funds	—	8,389	—	8,389
Pooled Funds	—	165,670	—	165,670
Fixed Income Securities
Government & Government Agency Bonds	—	8,262	—	8,262
Mutual Funds	—	158,646	—	158,646
Corporate Bonds	—	54,699	—	54,699
Municipal Bonds	—	7,440	—	7,440
Total	$39,336	$408,800	$—	$448,136
Receivables				$715
Total				$448,851

	Non-U.S. Plans for the year ended
	December 31, 2014
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$10,792	$—	$—	$10,792
Equity Securities
U.S. Large Cap	64,852	8,295	—	73,147
Non-U.S. Large Cap	83,671	5,853	—	89,524
Non-U.S. Mid Cap	145	—	—	145
Non-U.S. Small Cap	33	—	—	33
Emerging Markets	52,664	1,214	—	53,878
Fixed Income Securities
U.S. Treasuries/Government Bonds	47	—	—	47
Non-U.S. Treasuries/Government Bonds	163,143	100,544	—	263,687
Non-U.S. Corporate Bonds	62,630	186,837	—	249,467
Non-U.S. Asset-Backed Securities	—	16,375	—	16,375
Non-U.S. Other Fixed Income	1,409	—	—	1,409
Alternative Types of Investments
Insurance Contracts	316	—	—	316
Hedge Funds	—	—	14,775	14,775
Other	904	—	—	904
Absolute Return Funds	—	17,135	—	17,135
Private Equity Funds	—	—	6	6
Real Estate
Non-U.S. Real Estate	—	56,346	4,907	61,253
Total	$440,606	$392,599	$19,688	$852,893

	Non-U.S. Plans for the year ended
	December 31, 2013
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$11,956	$—	$—	$11,956
Equity Securities
U.S. Large Cap	40,274	—	—	40,274
Non-U.S. Large Cap	92,551	12,783	—	105,334
Non-U.S. Mid Cap	107	—	—	107
Non-U.S. Small Cap	29	—	—	29
Emerging Markets	57,689	—	—	57,689
Fixed Income Securities
U.S. Treasuries/Government Bonds	328	—	—	328
U.S. Corporate Bonds	—	—	—	—
Non-U.S. Treasuries/Government Bonds	120,651	75,131	—	195,782
Non-U.S. Corporate Bonds	65,443	189,707	—	255,150
Non-U.S. Mortgage-Backed Securities	—	—	—	—
Non-U.S. Asset-Backed Securities	—	17,895	—	17,895
Non-U.S. Other Fixed Income	1,205	—	—	1,205
Alternative Types of Investments
Insurance Contracts	334	—	—	334
Hedge Funds	—	—	15,280	15,280
Other	928	—	—	928
Absolute Return Funds	—	31,253	—	31,253
Private Equity Funds	—	—	7	7
Real Estate
Non-U.S. Real Estate	—	58,660	7,459	66,119
Total	$391,495	$385,429	$22,746	$799,670
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2014:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Hedge Funds	Total
Ending balance as of December 31, 2013	$7,459	$7	$15,280	$22,746
Actual return on plan assets	(2,322)	(1)	(505)	(2,828)
Purchases, sales and settlements	(230)	—	—	(230)
Ending balance as of December 31, 2014	$4,907	$6	$14,775	$19,688
The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2014	2013	2014	2013
Discount rate	4.80%	4.00%	3.90%	4.80%
Current medical cost trend rate	6.50%	6.75%	5.80%	6.50%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2021	2021	2023	2021

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$19,983	$19,609	$1,304	$1,043
Non-U.S. Pension Plans	$47,377	$45,329	$2,783	$2,115
Postretirement Benefit Plan	N/A	$3,745	$215	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $6.9 million and $0.3 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $6.7 million and $0.3 million, respectively.
We contributed $20.0 million and $20.3 million to our qualified U.S. pension plans and non-U.S. pension plans in 2014, respectively. We made $3.7 million in benefit payments with respect to our non-qualified U.S. pension plan. In addition, $6.9 million of payments were made with respect to our other postretirement plans.
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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2014.
The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2014		2013
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$478,573	$478,573	$405,505	$405,505
Credit facilities and bank overdrafts(2)	12,335	12,335	984	984
Long-term debt:(3)
Senior notes — 2007	500,000	587,650	500,000	590,024
Senior notes — 2006	125,000	133,137	125,000	139,146
Senior notes — 2013	299,782	296,290	299,736	278,770

_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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
During the years ended December 31, 2014 and 2013, we entered into forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income ("OCI") as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Six of these forward currency contracts matured during the year ended December 31, 2014. The outstanding forward currency contacts have remaining maturities of less than one year.
During the year ended December 31, 2014 and 2013, we continued to enter into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(Losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.

During 2014 and 2013, we entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the year ended December 31, 2014.
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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2014 and December 31, 2013:

(DOLLARS IN THOUSANDS)	December 31, 2014	December 31, 2013
Forward currency contracts	$191,150	$255,500
Interest rate swaps	$425,000	$375,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$16,637	$4,398	$21,035
Interest rate swaps	683	—	683
	$17,320	$4,398	$21,718
Derivative liabilities(b)
Foreign currency contracts	$6	$1,055	$1,061

	December 31, 2013
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$580	$8,896	$9,476
Interest rate swaps	670	—	670
	$1,250	$8,896	$10,146
Derivative liabilities(b)
Foreign currency contracts	$6,024	$2,909	$8,933
_______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2014 and December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain For the years ended December 31,		Location of Gain Recognized in Income on Derivative
	2014	2013
Foreign currency contract	$25,678	$16,479	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2014 and December 31, 2013 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:
Cross currency swap(1)	$—	$—	Other (income) expense, net	$—	$(333)
Forward currency contract	16,109	(1,308)	Cost of goods sold	(3,675)	(624)
Interest rate swaps (2)	274	(2,530)	Interest expense	(274)	(205)
Derivatives in Net Investment Hedging Relationships:
Forward currency contract	7,415	(1,330)	N/A	—	—
Total	$23,798	$(5,168)		$(3,949)	$(1,162)
_______________________

(1)	Ten year swap executed in 2003, matured in January 2013.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2014 and 2013.
The Company expects approximately $7.0 million (net of tax), of derivative gains included in AOCI at December 31, 2014, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 15.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive loss, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(69,064)	12,434	(111,915)	(168,545)
Amounts reclassified from AOCI	—	3,949	16,877	20,826
Net current period other comprehensive income (loss)	(69,064)	16,383	(95,038)	(147,719)
Accumulated other comprehensive loss, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2012	$(93,722)	$(218)	$(309,685)	$(403,625)
OCI before reclassifications	(10,556)	(4,956)	4,339	(11,173)
Amounts reclassified from AOCI	—	1,162	20,925	22,087
Net current period other comprehensive income (loss)	(10,556)	(3,794)	25,264	10,914
Accumulated other comprehensive loss, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	December 31, 2014	December 31, 2013	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Cross currency swap	$—	$(333)	Other (income) expense, net
Foreign currency contracts	(4,426)	(861)	Cost of goods sold
Interest rate swaps	(274)	(205)	Interest expense
	751	237	Provision for income taxes
	$(3,949)	$(1,162)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$(43)	$(215)	(a)
Prior service cost	(63)	(319)	(a)
Actuarial losses	(28,219)	(33,618)	(a)
	11,448	13,227	Provision for income taxes
	$(16,877)	$(20,925)	Total, net of income taxes
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
NOTE 17.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Minimum rental payments under non-cancelable operating leases are $29.0 million in 2015, $25.3 million in 2016, $22.3 million in 2017 and from 2018 and thereafter through 2031, the aggregate lease obligations are $133.8 million. The corresponding rental expense amounted to $34.4 million, $32.4 million and $31.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.
At December 31, 2014, we had total bank guarantees and standby letters of credit of approximately $38.5 million with various financial institutions. Of this amount, Euro 6.5 million ($7.9 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9. Also included in the above aggregate amount is a total of $19.6 million for certain other assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2014.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $18.0 million as of December 31, 2014.

Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. December 31, 2014, we had available lines of credit (in addition to the New Facility as discussed in Note 8) of approximately $78.6 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2014.
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

The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $37.6 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information.  On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in late 2015. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of December 31, 2014, we estimate a range of reasonably possible loss related to all of the matters above of $0-$31 million.
Separately, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9). In connection with the 2002 income tax assessment ruling discussed in Note 9, the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. If there is an unfavorable ruling in this case, we estimate the loss wold be approximately $13 million, which was fully reserved as of December 31, 2014. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014.

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

*10.1
Letter Agreement between International Flavors & Fragrances Inc. and Andreas Fibig, dated May 26, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on May 28, 2014.

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

*10.14
Amended and Restated Executive Severance Policy, as Amended through and including October 23, 2014, incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q Filed on November 4, 2014.

*10.15
Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009, incorporated by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K filed on February 25, 2010.

10.16	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008.

10.17
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

10.18
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

*10.19	Form of Executive Death Benefit Plan Agreement incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.20	Deferred Compensation Plan, as amended and restated December 12, 2011 incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.21
Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K filed on February 28, 2012.

Exhibit Number	Description

*10.22
Form of Restricted Stock Units Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-Q filed on May 6, 2014.

*10.23
Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.24
Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.32 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.25	Form of Annual Bonus Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan

*10.26	Form of Long-Term Incentive Plan Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan

*10.27
Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Nicolas Mirzayantz, incorporated by reference to Exhibit 10.5 to Registrant's Report on Form 10-Q Filed on August 5, 2014.

*10.28
Form of Equity Choice Program Award Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q Filed on May 6, 2014.

*10.29
Restricted Stock Units Award Agreement, dated as of March 6, 2014, between International Flavors & Fragrances Inc. and Hernan Vaisman, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q Filed on May 6, 2014.

21	List of Principal Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extensions Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________

*	Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Richard A. O'Leary
Name:	Richard A. O'Leary
Title:	Interim Chief Financial Officer, Vice President and Controller
Dated: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andreas Fibig	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015
Andreas Fibig

/s/ Richard A. O'Leary	Interim Chief Financial Officer, Vice President and Controller	March 2, 2015
Richard A. O'Leary

/s/ Marcello V. Bottoli	Director	March 2, 2015
Marcello V. Bottoli

/s/ Linda B. Buck	Director	March 2, 2015
Linda B. Buck

/s/ J. Michael Cook	Director	March 2, 2015
J. Michael Cook

/s/ Michael Ducker	Director	March 2, 2015
Michael Ducker

/s/ Roger W. Ferguson, Jr.	Director	March 2, 2015
Roger W. Ferguson, Jr.

/s/ Christina Gold	Director	March 2, 2015
Christina Gold

/s/ Alexandra A. Herzan	Director	March 2, 2015
Alexandra A. Herzan

/s/ Henry W. Howell, Jr.	Director	March 2, 2015
Henry W. Howell, Jr.

/s/ Katherine M. Hudson	Director	March 2, 2015
Katherine M. Hudson

/s/ Arthur C. Martinez	Director	March 2, 2015
Arthur C. Martinez

/s/ Dale F. Morrison	Director	March 2, 2015
Dale F. Morrison

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2014
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$10,493	$222		$(554)	$(1,014)	$9,147
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	503,990	(92,204)	(2)	—	(56,218)	355,568

	For the Year Ended December 31, 2013
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$9,293	$1,984		$(1,059)	$275	$10,493
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	450,733	38,360	(3)	—	14,897	503,990

	For the Year Ended December 31, 2012
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts(1)	$5,831	$3,639		$(824)	$647	$9,293
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	290,879	153,718	(4)	—	6,136	450,733
_______________________
(1) Amounts have been revised to properly reflect a $2.1 million prior period adjustment.
(2) The 2014 amount includes an adjustment to the 2013 foreign net operating loss carryforwards in the amount of $81 million, as discussed in Note 9 of the Consolidated Financial Statements.
(3) The 2013 amount includes an adjustment to the 2012 foreign net operating loss carryforwards in the amount of $30 million, as discussed in Note 9 of the Consolidated Financial Statements.
(4) During 2012, the Company increased its deferred tax assets by $129 million. The 2012 amount includes an adjustment to the 2011 foreign net operating loss carryforwards in the amount of $74 million and a $55 million increase related to current year internally generated intangible assets. This entire increase of $129 million was offset by a corresponding increase in valuation allowances.

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.
INVESTOR INFORMATION
ANNUAL MEETING
The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on May 6, 2015 at 10:00 a.m., EDT.
IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 18, 2015, which will provide instructions as to how shareholders may access and review the proxy materials for the 2015 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.
TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
59 Maiden Lane
New York, New York 10038
800-937-5449
www.amstock.com
LISTED
New York Stock Exchange
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
WEBSITE
www.iff.com