Form 10-Q
period 2015-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2015-05-12
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares outstanding as of April 28, 2015: 80,886,358

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$443,689	$478,573
Trade receivables (net of allowances of $7,795 and $9,147, respectively)	525,260	493,768
Inventories: Raw materials	258,779	275,161
Work in process	19,845	17,705
Finished goods	257,841	275,863
Total Inventories	536,465	568,729
Deferred income taxes	17,127	27,709
Prepaid expenses and other current assets	232,569	141,248
Total Current Assets	1,755,110	1,710,027
Property, plant and equipment, at cost	1,713,269	1,766,746
Accumulated depreciation	(1,021,261)	(1,046,478)
	692,008	720,268
Goodwill	675,484	675,484
Other intangible assets, net	74,717	76,557
Deferred income taxes	178,948	183,047
Other assets	130,905	129,238
Total Assets	$3,507,172	$3,494,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$8,379	$8,090
Accounts payable	215,915	229,866
Accrued payroll and bonus	41,350	71,264
Dividends payable	37,959	37,968
Other current liabilities	183,717	171,620
Total Current Liabilities	487,320	518,808
Long-term debt	935,170	934,232
Deferred gains	45,815	46,535
Retirement liabilities	353,748	354,333
Other liabilities	113,022	118,024
Total Other Liabilities	1,447,755	1,453,124
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,995,113 and 115,858,190 shares as of March 31, 2015 and December 31, 2014, respectively; and outstanding 80,902,319 and 80,777,590 shares as of March 31, 2015 and December 31, 2014	14,470	14,470
Capital in excess of par value	135,619	140,008
Retained earnings	3,441,033	3,350,734
Accumulated other comprehensive loss	(573,315)	(540,430)
Treasury stock, at cost - 35,092,794 shares as of March 31, 2015 and 35,080,600 shares as of December 31, 2014	(1,450,490)	(1,446,221)
Total Shareholders’ Equity	1,567,317	1,518,561
Noncontrolling interest	4,780	4,128
Total Shareholders’ Equity including noncontrolling interest	1,572,097	1,522,689
Total Liabilities and Shareholders’ Equity	$3,507,172	$3,494,621

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$774,907	$770,224
Cost of goods sold	428,630	428,812
Gross profit	346,277	341,412
Research and development expenses	63,462	61,504
Selling and administrative expenses	120,835	123,733
Restructuring and other charges, net	187	122
Operating profit	161,793	156,053
Interest expense	11,095	11,677
Other (income) expense, net	(5,710)	1,443
Income before taxes	156,408	142,933
Taxes on income	28,150	36,226
Net income	128,258	106,707
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(50,515)	(9,396)
Gains on derivatives qualifying as hedges	12,083	460
Pension and postretirement net liability	5,547	4,365
Other comprehensive income (loss)	(32,885)	(4,571)
Total comprehensive income	$95,373	$102,136
Net income per share - basic	$1.58	$1.31
Net income per share - diluted	$1.57	$1.30
Average number of shares outstanding - basic	80,654	81,053
Average number of shares outstanding - diluted	81,195	81,732
Dividends declared per share	$0.47	$0.39
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$128,258	$106,707
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	19,985	22,830
Deferred income taxes	13,932	8,246
(Gain) loss on disposal of assets	34	(811)
Stock-based compensation	5,387	4,695
Pension contributions	(54,048)	(5,316)
Changes in assets and liabilities, net of Aromor acquisition:
Trade receivables	(62,891)	(41,569)
Inventories	13,172	(591)
Accounts payable	(3,061)	(11,989)
Accruals for incentive compensation	(27,675)	(62,282)
Other current payables and accrued expenses	20,264	1,096
Other assets/liabilities, net	(21,881)	13,977
Net cash provided by operating activities	31,476	34,993
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration)	—	(102,400)
Additions to property, plant and equipment	(19,381)	(33,836)
Proceeds from life insurance contracts	—	12,308
Maturity of net investment hedges	—	(472)
Proceeds from disposal of assets	1,450	2,042
Net cash used in investing activities	(17,931)	(122,358)
Cash flows from financing activities:
Cash dividends paid to shareholders	(37,971)	(31,743)
Net change in revolving credit facility borrowings and overdrafts	265	1,309
Proceeds from issuance of stock under stock plans	227	913
Excess tax benefits on stock-based payments	8,597	315
Purchase of treasury stock	(10,660)	(20,122)
Net cash used in financing activities	(39,542)	(49,328)
Effect of exchange rate changes on cash and cash equivalents	(8,887)	(228)
Net change in cash and cash equivalents	(34,884)	(136,921)
Cash and cash equivalents at beginning of year	478,573	405,505
Cash and cash equivalents at end of period	$443,689	$268,584
Interest paid, net of amounts capitalized	$19,697	$20,033
Income taxes paid	$20,634	$18,681
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2015 and 2014 quarters, the actual closing dates were April 3 and March 28, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which provides a practical expedient related to the measurement date of defined benefit plan assets and obligations. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In April 2015, the FASB issued authoritative guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In February 2015, the FASB issued authoritative guidance related to Consolidation which will change the analysis that a reporting entity must perform to determine the criteria for consolidating certain types of entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue. The guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. However, in April 2015, the FASB proposed a one-year deferral of the effective date. Under the proposal, the new guidance will be effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash from operations from participating in these programs decreased approximately $6.5 million for the three months ended March 31, 2015 compared to a decrease of approximately $14.3 million for the three months ended March 31, 2014. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2015	2014
Basic	80,654	81,053
Assumed dilution under stock plans	541	679
Diluted	81,195	81,732
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2015 and 2014.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented, and the number of PRS outstanding as of March 31, 2015 and 2014 was immaterial. Net income allocated to such PRS was $0.6 million and $0.7 million during the three months ended March 31, 2015 and 2014, respectively.
Note 3. Restructuring and Other Charges, Net:
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, during 2014 the Company recorded total charges of $13.8 million, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net $10.3 million of non-cash charges related to accelerated depreciation included in Cost of goods sold, and $1.3 million in plant shutdown and other related costs in connection with the Fragrance Ingredients Rationalization. During the three months ended March 31, 2015, the Company recorded an additional $0.2 million of plant shutdown and other related costs included in Restructuring and other charges. As a result of this closure, 43 positions have been eliminated.
Changes in employee-related restructuring liabilities during the three months ended March 31, 2015 related to the Fragrance Ingredients Rationalization were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Other	Total
December 31, 2014	$759	$—	$—	$759
Additional charges, net	—	—	187	187
Non-cash charges	—	—	—	—
Payments and other costs	(258)	—	(187)	(445)
March 31, 2015	$501	$—	$—	$501
Note 4. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Gross carrying value (1)	$218,676	$218,676
Accumulated amortization	(143,959)	(142,119)
Total	$74,717	$76,557

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
Aromor
During the first quarter of 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"). Aromor is part of the IFF Fragrances Ingredients business. The Company paid $102.6 million (including $0.1 million of cash acquired) for this acquisition, which was funded out of existing cash resources. The purchase price exceeded the carrying value of existing net assets by approximately $56 million. The excess was allocated principally to identifiable intangible assets (approximately $53 million), goodwill (approximately $10 million) and approximately $9 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. The intangible assets are amortized using lives ranging from 13-19 years. Additionally, the consideration included $15 million related to post-combination contingent consideration, held in escrow, which is being expensed by the Company as it is earned by the selling shareholders.
Amortization
Amortization expense was $1.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. Annual amortization is expected to be $7.2 million for the years 2015 through 2018, and $6.5 million for the years 2019 and 2020.
Note 5. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2015	December 31, 2014
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,789	299,782
Bank overdrafts and other			14,032	12,335
Deferred realized gains on interest rate swaps			4,728	5,205
			943,549	942,322
Less: Current portion of long-term debt			(8,379)	(8,090)
			$935,170	$934,232
Note 6. Income Taxes:
Uncertain Tax Positions
At March 31, 2015, the Company had $14.8 million of unrecognized tax benefits recorded in Other liabilities and $0.7 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2015, the Company had accrued interest and penalties of $0.8 million classified in Other liabilities and $0.5 million recorded in Other current liabilities.
As of March 31, 2015, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $16.8 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the most significant items are discussed below. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2005 to 2014. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use taxes and property taxes, which are discussed in Note 12.
Spanish Tax
As of December 31, 2014, the Company had one outstanding income tax case in Spain relating to fiscal year 2002, which had been previously appealed by the Company. As of December 31, 2014, the Company had fully reserved the original assessment asserted by the Spanish Tax Authority. During the first quarter of 2015, the Company received a favorable ruling on this appeal and accordingly, reversed the total reserve related to the 2002 fiscal year (with a value of Euro 1.9 million or $2.3 million).
As of March 31, 2015, the Company had an aggregate value of Euro 4.7 million ($5.1 million), which was fully reserved for and reflected in income taxes payable, related to three dividend withholding tax controversies in Spain, all of which have now been resolved. The Company made payments of Euro 3.5 ($3.8 million) in April 2015 related to two of the controversies and expects to make the remaining payment during the second quarter of 2015. As of March 31, 2015, the Company had posted bank guarantees of Euro 4.7 million ($5.1 million) associated with the appeals of these matters.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2015 was 18.0% compared with 25.3% for the three months ended March 31, 2014. The quarter-over-quarter decrease is largely due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded.

Note 7. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSUs”), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Equity-based awards	$5,387	$4,695
Liability-based awards	1,907	1,245
Total stock-based compensation expense	7,294	5,940
Less: tax benefit	(2,187)	(1,726)
Total stock-based compensation expense, after tax	$5,107	$4,214

On May 6, 2015, the shareholders of the Company approved the 2015 Stock Award and Incentive Plan (the "2015 Plan"). The 2015 Plan replaces the 2010 Stock Award and Incentive Plan (the “2010 Plan”). The total number of shares authorized for issuance under the Plan is 1,500,000 shares plus shares that remained available for issuance under the 2010 Plan as of May 6, 2015 and any shares subject to outstanding awards under the 2010 Plan that are cancelled, forfeited or expire.

Note 8. Segment Information:
The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed below) and certain non-recurring items, Interest expense, Other income (expense), net and Taxes on income.
The Global expenses caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Net sales:
Flavors	$377,108	$366,505
Fragrances	397,799	403,719
Consolidated	$774,907	$770,224
Segment profit:
Flavors	$92,727	$88,063
Fragrances	81,598	87,166
Global expenses	(11,564)	(16,435)
Restructuring and other charges, net	(187)	(122)
Acquisition and related costs (1)	(500)	—
Operational improvement initiative costs (2)	(281)	(2,619)
Operating profit	161,793	156,053
Interest expense	(11,095)	(11,677)
Other income (expense), net	5,710	(1,443)
Income before taxes	$156,408	$142,933

(1)	Acquisition and related costs are associated with the acquisition of Henry H. Ottens Manufacturing Co., Inc., as discussed in Note 13.

(2)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2015 and 2014 were $164 million and $159 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2015 and 2014 were $611 million in both years. No country other than the U.S. had net sales in any period presented greater than 7.1% of total consolidated net sales.

Note 9. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Service cost for benefits earned	$984	$885
Interest cost on projected benefit obligation	5,953	6,232
Expected return on plan assets	(8,083)	(6,913)
Net amortization and deferrals	5,203	4,255
Net periodic benefit cost	4,057	4,459
Defined contribution and other retirement plans	2,135	2,112
Total expense	$6,192	$6,571

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Service cost for benefits earned	$4,383	$3,948
Interest cost on projected benefit obligation	6,392	8,412
Expected return on plan assets	(12,950)	(12,481)
Net amortization and deferrals	3,486	2,955
Loss due to settlements and special terminations	—	—
Net periodic benefit cost	1,311	2,834
Defined contribution and other retirement plans	1,595	1,177
Total expense	$2,906	$4,011
The Company expects to contribute a total of approximately $30 million to its non-U.S. pension plans during 2015. During the three months ended March 31, 2015, $35.0 million of contributions were made to the qualified U.S. pension plans. In the three months ended March 31, 2015, $19.1 million of contributions were made to the non-U.S. plans. In the three months ended March 31, 2015, $1.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Service cost for benefits earned	$300	$323
Interest cost on projected benefit obligation	1,082	1,238
Net amortization and deferrals	(711)	(978)
Total postretirement benefit expense	$671	$583
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2015. In the three months ended March 31, 2015, $1.7 million of contributions were made.

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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2014 Form 10-K.
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2015.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$443,689	$443,689	$478,573	$478,573
Credit facilities and bank overdrafts (2)	14,032	14,032	12,335	12,335
Long-term debt: (3)
Senior notes - 2007	500,000	591,713	500,000	587,650
Senior notes - 2006	125,000	131,786	125,000	133,137
Senior notes - 2013	299,789	304,294	299,782	296,290

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the three months ended March 31, 2015 and the year ended December 31, 2014, we entered into forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year.

During the three months ended March 31, 2015 and the year ended December 31, 2014, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During 2014, we entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three months ended March 31, 2015.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2015 and December 31, 2014:

(DOLLARS IN THOUSANDS)	March 31, 2015	December 31, 2014
Foreign currency contracts	$297,050	$191,150
Interest rate swaps	$425,000	$425,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$31,972	$17,693	$49,665
Interest rate swaps	2,676	—	2,676
	$34,648	$17,693	$52,341
Derivative liabilities (b)
Foreign currency contracts	$1,193	$9,362	$10,555
	$1,193	$9,362	$10,555

	December 31, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$16,637	$4,398	$21,035
Interest rate swaps	683	—	683
	$17,320	$4,398	$21,718
Derivative liabilities (b)
Foreign currency contracts	$6	$1,055	$1,061

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended March 31,
	2015	2014
Foreign currency contracts	$9,704	$(2,926)	Other (income) expense, net

Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	12,014	391	Cost of goods sold	1,023	(753)
Interest rate swaps (1)	69	69	Interest expense	(69)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	4,561	(375)	N/A	—	—
Total	$16,644	$85		$954	$(822)

(1) Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2015 and 2014. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2015 and 2014.
The Company expects that approximately $15.2 million (net of tax) of derivative gains included in AOCI at March 31, 2015, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 11. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(50,515)	13,037	—	(37,478)
Amounts reclassified from AOCI	—	(954)	5,547	4,593
Net current period other comprehensive income (loss)	(50,515)	12,083	5,547	(32,885)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2015	$(223,857)	$24,454	$(373,912)	$(573,315)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(9,396)	(361)	—	(9,757)
Amounts reclassified from AOCI	—	821	4,365	5,186
Net current period other comprehensive income (loss)	(9,396)	460	4,365	(4,571)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2014	$(113,674)	$(3,552)	$(280,056)	$(397,282)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	1,169	(1,038)	Cost of goods sold
Interest rate swaps	(69)	(69)	Interest expense
	(146)	286	Provision for income taxes
	$954	$(821)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	1,166	1,111	(a)
Actuarial losses	(9,144)	(7,343)	(a)
	2,431	1,867	Provision for income taxes
	$(5,547)	$(4,365)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 13 of our 2014 Form 10-K for additional information regarding net periodic benefit cost.

Note 12. Commitments and Contingencies:
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use regarding governmental requirements associated with pending litigation in various jurisdictions and to support its ongoing business operations.
At March 31, 2015, we had total bank guarantees and standby letters of credit of approximately $36 million with various financial institutions. Of this amount, Euro 4.7 million ($5.1 million) in bank guarantees are related to governmental requirements on income tax disputes in Spain, as discussed in further detail in Note 9 of our 2014 Form 10-K. Also included in the above aggregate amount is a total of $16.4 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2015.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.5 million as of March 31, 2015.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At March 31, 2015, we had available lines of credit (in addition to the Credit Facility discussed in Note 8 of our 2014 Form 10-K) of approximately $74.5 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2015.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $31.9 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information.  On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in mid-2016. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of March 31, 2015, we estimate a range of reasonably possible loss related to the matters above, collectively, is $0-$31 million.

Separately, the Spanish tax authorities are alleging claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 9 of our 2014 Form 10-K). In connection with the 2002 income tax assessment ruling the Appellate Court rejected one of the two bases upon which we based our capital tax position. However, we believe that we still have a strong basis for our capital tax position and intend to continue to defend these claims. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal is unsuccessful, we paid $11.2 million (representing the principal amount) during the first quarter of 2014. If there is an unfavorable ruling in this case, we estimate a reasonably possible loss of approximately $13 million, which was fully reserved as of March 31, 2015.
Note 13. Subsequent Events:
On May 1, 2015, the Company acquired 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. Ottens Flavors ("Ottens") for approximately $190 million from existing cash resources. Ottens was acquired in order to strengthen the Flavors business in North America. This acquisition will be accounted for as a business combination and is not expected to have a material impact on the consolidated financial statements.

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
Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. Our Fragrance Compounds are defined into broad market categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. In addition, Fragrance Ingredients, which are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, are included in the Fragrances business unit.
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
Net sales growth during the first quarter of 2015 was 1% on a reported basis and 6% on a currency neutral basis (which excludes the effects of changes in currency). The currency neutral growth reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business, as well as additional full shipping days in the first week of the 2015 quarter as compared to the 2014 quarter. For 2015, we continue to expect that currency neutral sales growth will be in line with our long-term targets.
Exchange rate fluctuations had a 500 basis point (bps) unfavorable impact on net sales for the first quarter, driven mainly by the weakening of the Euro against the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased slightly year-over-year. Included in the first quarter of 2015 was $0.3 million of costs associated with operational improvement initiatives, compared to $2.6 million of costs related to restructuring and operational improvement initiatives included in the 2014 period. Excluding these items, gross margin remained consistent with the prior year period. The overall raw material cost base remains elevated, including certain categories where prices remain well above average levels. We believe input costs will increase approximately 1-2% in 2015 as higher prices on certain categories, such as naturals, will more than offset potential benefits associated with oil-based derivatives that are expected to occur later in 2015. We continue to seek improvements in our margins through operational performance and mix enhancement.
On May 1, 2015, the Company acquired Henry H. Ottens Manufacturing Co., Inc. Ottens Flavors for approximately $190 million. This acquisition is not expected to have a material impact on the consolidated financial statements.
FINANCIAL PERFORMANCE OVERVIEW
Reported sales in the first quarter of 2015 increased approximately 1%. In currency neutral terms, sales increased 6% as a result of new win performance in both Flavors and Fragrance Compounds and lower volume erosion on existing business. We continue to benefit from our diverse portfolio of end-use product categories and geographies and had growth in three of four regions and Consumer Fragrances and Flavor Compounds both had positive currency neutral growth. Flavors realized currency neutral growth of 9% for the first quarter of 2015. Our Fragrance business achieved currency neutral growth of 5%. Fragrances performance reflects new win performance in our Consumer Fragrances end-use categories, led by sales in Fabric Care. Overall, our first quarter 2015 results continued to be driven by our strong emerging market presence that represented 51% of currency neutral sales and experienced 9% currency neutral growth. From a geographic perspective, for the first quarter, all regions delivered currency neutral growth in 2015, led by Latin America (LA), with 14%.
Operating profit increased $5.7 million to $161.8 million (20.9% of sales) in the 2015 first quarter compared to $156.1 million (20.3% of sales) in the comparable 2014 period. The three months ended March 31, 2015 included restructuring charges of $0.2 million, operational improvement initiative costs of $0.3 million and $0.5 million of acquisition and related costs compared to $2.7 million of restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit was $162.8 million (21.0% of sales) for the first quarter of 2015 compared to $158.8 million (20.6% of sales) for the first quarter of 2014. Foreign currency changes had an unfavorable impact on operating profit of approximately 7% in the first quarter of 2015.
Other (income) expense, net increased $7.1 million to $5.7 million of income in the first quarter of 2015 compared to $1.4 million of expense in the first quarter of 2014. The year-over-year increase is primarily driven by higher levels of foreign exchange gains during 2015 compared to the 2014 period.
Net income increased by $21.6 million quarter-over-quarter to $128.3 million for the first quarter of 2015.
Although we are in the process of refreshing the key elements of our strategic priorities, we continued to execute against our strategic priorities of leveraging our geographic reach, strengthening our innovation platform and maximizing our portfolio during the first quarter of 2015. By maintaining cost discipline and realizing productivity gains across many parts of the business, we believe that we can continue to fund investments in resources and capabilities in emerging markets, R&D and key technologies. In 2015, we believe that capital spending will approach 4-5% of sales as we continue to prioritize investments in emerging markets and Flavors.
Cash flows from operations for the three months ended March 31, 2015 were $31.5 million or 4.1% of sales, compared to cash inflow from operations of $35.0 million or 4.5% of sales for the three months ended March 31, 2014. The decrease in cash flow from operations in 2015 reflects higher net income and lower payments for incentive compensation, which were offset principally by higher pension contributions in the 2015 period.

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2015	2014	Change
Net sales	$774,907	$770,224	1%
Cost of goods sold	428,630	428,812	—%
Gross profit	346,277	341,412
Research and development (R&D) expenses	63,462	61,504	3%
Selling and administrative (S&A) expenses	120,835	123,733	(2)%
Restructuring and other charges, net	187	122	53%
Operating profit	161,793	156,053
Interest expense	11,095	11,677	(5)%
Other expense (income), net	(5,710)	1,443	(496)%
Income before taxes	156,408	142,933
Taxes on income	28,150	36,226	(22)%
Net income	$128,258	$106,707	20%
Diluted EPS	$1.57	$1.30	21%
Gross margin	44.7%	44.3%	40
R&D as a percentage of sales	8.2%	8.0%	20
S&A as a percentage of sales	15.6%	16.1%	(50)
Operating margin	20.9%	20.3%	60
Adjusted operating margin (1)	21.0%	20.6%	40
Effective tax rate	18.0%	25.3%	(730)
Segment net sales
Flavors	$377,108	$366,505	3%
Fragrances	397,799	403,719	(1)%
Consolidated	$774,907	$770,224

(1)
Adjusted operating margin excludes the Restructuring and other charges, net of $0.2 million, operational improvement initiative costs of $0.3 million and acquisition and related costs of $0.5 million for the three months ended March 31, 2015 and excludes $2.7 million of restructuring and operational improvement initiative costs for the three months ended March 31, 2014.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2015 IN COMPARISON TO FIRST QUARTER 2014
Sales
Sales for the first quarter of 2015 totaled $774.9 million, an increase of 1% from the prior year quarter. Excluding the impact of foreign currency, currency neutral sales increased 6%, as a result of new win performance (net of losses) in both Flavors and Fragrance Compounds and lower volume erosion on existing business. Overall currency neutral growth was driven by 9% growth in emerging markets.

Flavors Business Unit
Flavors reported sales growth was 3%, and currency neutral sales growth was 9% during the first quarter of 2015 compared to the 2014 period. The overall performance primarily reflects new wins and low volume growth. The overall increase was due to double-digit growth in Beverage and mid to high single-digit growth in Savory, Sweet and Dairy. The Flavors business delivered currency neutral growth in all regions, led by LA. Sales in LA were driven by high double-digit gains in Beverage. Sales in Europe, Africa, and the Middle East (EAME) and Greater Asia (GA) were driven by double-digit gains in Beverage and mid to high single-digit growth in Savory, and sales in North America (NOAM) were led by double-digit gains in Beverage, Sweet and Dairy.
Fragrances Business Unit
The Fragrances business experienced a decline of 1% in reported sales but a 5% increase in currency neutral sales for the first quarter of 2015 compared to the first quarter of 2014. The overall increase was primarily driven by double-digit gains in our Fabric Care and Home Care categories, offset by low single-digit declines in Fine Fragrance and Fragrance Ingredients. Our Fragrance Compounds saw currency neutral sales growth of 6%, while Fragrance Ingredients declined 2% over the prior year period.
Sales Performance by Region and Category

		% Change in Sales-First Quarter 2015 vs. First Quarter 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-14%	5%	-20%	-6%	10%	2%
EAME	Reported	-13%	-1%	-8%	-7%	-4%	-6%
	Currency Neutral (1)	-1%	13%	0%	6%	9%	7%
LA	Reported	-1%	13%	1%	9%	15%	11%
	Currency Neutral (1)	2%	16%	-4%	11%	21%	14%
GA	Reported	36%	2%	8%	3%	0%	2%
	Currency Neutral (1)	38%	3%	17%	6%	4%	5%
Total	Reported	-10%	4%	-8%	-1%	3%	1%
	Currency Neutral (1)	-2%	9%	-2%	5%	9%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 10% as a result of double-digit gains in Beverage, Sweet and Dairy. NOAM Fragrance sales decreased 6% in the first quarter of 2015, principally due to double-digit declines in Fine Fragrance and Ingredients, that were only partially offset by double-digit growth in Home Care and high single-digit growth in Fabric Care categories.

•
EAME Flavors currency neutral sales growth of 9% was led by double-digit growth in Beverage, high single-digit growth in Sweet and mid single-digit growth in Savory. EAME Fragrance currency neutral sales increased 6% overall, driven mainly by double-digit growth in Fabric Care and Home Care categories, which were only partially offset by low single-digit declines in Fine Fragrance.

•
LA Flavors currency neutral sales were up 21% driven by double-digit gains in the Beverage, Sweet, Dairy and Savory categories. LA Fragrances currency neutral sales increased 11% overall, principally led by double-digit gains in Fabric Care and Home Care, which more than offset double-digit declines in Personal Wash and single-digit declines in Fragrance Ingredients.

•
GA Flavors had currency neutral sales growth of 4% principally from double-digit gains in Beverage and high single-digit gains in Savory. GA Fragrances currency neutral sales growth of 6% was principally driven by double-digit growth in Fragrance Ingredients as well as the Personal Wash, Toiletries and Fine Fragrance categories. In addition, the Hair Care and Home Care categories experienced mid to high single-digit growth.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 40 bps to 55.3% in the first quarter of 2015 compared to 55.7% in the first quarter of 2014. Included in cost of goods sold was $0.3 million and $0.4 million of charges related to operational improvement initiative costs in 2015 and 2014, respectively.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, remained consistent with the prior year period at 8.2% in the first quarter of 2015 versus 8.0% in the first quarter of 2014.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $2.9 million to $120.8 million or 15.6%, as a percentage of sales, in the first quarter of 2015 compared to 16.1% in the first quarter of 2014. The $2.9 million decrease is principally due to the impact of currency, which was partially offset by higher amortization and incentive compensation expenses.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 8 to our Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other income (expense), net and Taxes on income. See Note 8 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$92,727	$88,063
Fragrances	81,598	87,166
Global	(11,564)	(16,435)
Restructuring and other charges, net	(187)	(122)
Acquisition and related costs	(500)	—
Operational improvement initiative costs	(281)	(2,619)
Operating profit	$161,793	$156,053
Profit margin
Flavors	24.6%	24.0%
Fragrances	20.5%	21.6%
Consolidated	20.9%	20.3%

Flavors Segment Profit
Flavors segment profit increased approximately 5% to $92.7 million in the first quarter of 2015, or 24.6% as a percentage of sales, compared to $88.1 million, or 24.0% as a percentage of sales, in the comparable 2014 period. The improvement in segment profit and profit margin was driven primarily by strong new win performance and volume growth, which were partially offset by higher incentive compensation as well as unfavorable foreign currency impacts.
Fragrances Segment Profit
Fragrances segment profit declined approximately 6% to $81.6 million in the first quarter of 2015, or 20.5% as a percentage of sales, compared to $87.2 million, or 21.6% as a percentage of sales, in the comparable 2014 period. The decline in segment profit and profit margin was primarily due to unfavorable foreign currency impacts, competitive pressure on Ingredient prices, and rising input costs, which were partially offset by favorable volume growth, productivity initiatives and sales mix.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2015,

Global expenses were $11.6 million compared to $16.4 million during the first quarter of 2014. The decrease was principally driven by the favorable impact of our cash flow hedging program.
Restructuring and Other Charges, Net
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. During the first quarter of 2015, the Company recorded $0.2 million of plant shutdown and other related costs included in Restructuring and other charges, net related to this closure. As a result of this closure, 43 positions have been eliminated.
Interest Expense
Interest expense decreased $0.6 million to $11.1 million in the first quarter of 2015 compared to the first quarter of 2014. Average cost of debt was 4.7% for the 2015 three month period compared to 5.0% for the 2014 three month period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $7.1 million to $5.7 million of income in the first quarter of 2015 versus $1.4 million of expense in the comparable 2014 period. The year-over-year increase is primarily driven by higher levels of foreign exchange gains on working capital during 2015 compared to the 2014 period.
Income Taxes
The effective tax rate for the three months ended March 31, 2015 was 18.0% compared with 25.3% for the three months ended March 31, 2014. The quarter-over-quarter decrease is largely due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded. Excluding the benefit related to the favorable tax rulings, the first quarter 2015 adjusted effective tax rate was 24.7%, or 80 basis points lower than the first quarter 2014 adjusted effective tax rate of 25.5%, due to lower repatriation costs and lower loss provisions in the current quarter.

 Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $443.7 million at March 31, 2015 compared to $478.6 million at December 31, 2014, of which $344.0 million of the balance at March 31, 2015 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in the first three months of 2015 were $31.5 million compared to $35.0 million in the first three months of 2014. The decrease in operating cash flows for the first three months of 2015 compared to 2014 is principally driven by higher net income and lower payments for incentive compensation, which were offset principally by higher pension contributions in the 2015 period.
Working capital (current assets less current liabilities) totaled $1,267.8 million at March 31, 2015, compared to $1,191.2 million at December 31, 2014. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash from operations from participating in these programs decreased approximately $6.5 million for the three months ended March 31, 2015 compared to a decrease of approximately $14.3 million for the three months ended March 31, 2014. The cost of participating in these programs was immaterial to our results in all periods.

CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first three months of 2015 utilized $17.9 million compared to $122.4 million in the prior year period. The decrease in cash paid for investing activities is primarily driven by the acquisition of Aromor during the first quarter of 2014 for approximately $102 million.
Additions to property, plant and equipment were $19.4 million during the first three months of 2015 compared to $33.8 million in the first three months of 2014. We expect additions to property, plant and equipment to approach 4-5% of our sales in 2015.
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first three months of 2015 used $39.5 million compared to $49.3 million in the first three months of 2014. The decrease in cash used for financing activities principally reflects lower treasury stock purchases in the first quarter of 2015 as compared to the 2014 period.
At March 31, 2015, we had $943.5 million of debt outstanding compared to $942.3 million outstanding at December 31, 2014.
We paid dividends totaling $38.0 million in the 2015 period. We declared a cash dividend per share of $0.47 in the first quarter of 2015 that was paid on April 7, 2015 to all shareholders of record as of March 27, 2015.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $98.3 million available under the repurchase program, approximately 0.8 million shares, or 1.0% of shares outstanding (based on the market price and shares outstanding as of March 31, 2015) could be repurchased under the program as of March 31, 2015. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended March 31, 2015, we repurchased 98,113 shares on the open market at an aggregate cost of $10.7 million or an average of $108.65 per share. We expect total purchases during 2015 to be less than total purchases made during 2014. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first three months of 2015 or 2014.
We expect to contribute a total of approximately $30 million to our non-U.S. pension plans during 2015. During the three months ended March 31, 2015, $35.0 million of contributions were made to the qualified U.S. pension plans. For the three months ended March 31, 2015, we have contributed $19.1 million related to our non-U.S. pension plans and $1.1 million related to our non-qualified U.S. pension plans.
On May 1, 2015, the Company acquired Henry H. Ottens Manufacturing Co., Inc. Ottens Flavors for approximately $190 million, which was funded from existing cash resources.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at March 31, 2015 our covenant compliance provided overall borrowing capacity of $1,833 million.
As of March 31, 2015 we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $940.4 million at March 31, 2015.
At March 31, 2015, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2015 our Net Debt/adjusted EBITDA (1) ratio was 0.69 to 1 as defined by the debt agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended March 31,
(DOLLARS IN MILLIONS)	2015	2014
Net income	$436.1	$369.5
Interest expense	45.5	47.3
Income taxes	126.4	131.1
Depreciation and amortization	86.6	86.6
Specified items (1)	1.4	2.3
Non-cash items (2)	20.4	6.6
Adjusted EBITDA	$716.4	$643.4

(1)	Specified items for the 12 months ended March 31, 2015 of $1.4 million consist of restructuring charges.

(2)
Non-cash items, defined as part of Adjusted EBITDA in the terms of the Company’s credit facility agreement dated November 9, 2011 and amended and restated on April 4, 2014, represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	March 31,
(DOLLARS IN MILLIONS)	2015	2014
Total debt	$943.5	$933.9
Adjustments:
Deferred gain on interest rate swaps	(4.7)	(6.6)
Cash and cash equivalents	(443.7)	(268.6)
Net debt	$495.1	$658.7
As discussed in Note 12 to the Consolidated Financial Statements, at March 31, 2015, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed in Notes 6 and 12 to the Consolidated Financial Statements, we had Euro 4.7 million ($5.1 million) in bank guarantees outstanding as of March 31, 2015 related to the tax disputes in Spain. These amounts will be reduced once we make the remaining payments pursuant to the dividend withholding tax cases during the second quarter of 2015.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding the Company’s expectations concerning (i) our ability to meet long-term growth targets in 2015, (ii) our competitive position in the market and financial performance in 2015, (iii) expected cost pressures in 2015, (iv) capital spending in 2015, (v) cash flows to fund future operations and to meet debt service requirements, (vi) expected share repurchases in 2015, and (vii) the ultimate resolution of pending tax matters with the Spanish and Brazilian tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as "will," “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•	the economic and political risks associated with the Company’s international operations;

•	the Company's ability to benefit from its investments and expansion in emerging markets;

•	fluctuations in the quality and availability of raw materials;

•	our ability to successfully execute acquisitions, collaborations and joint ventures;

•	changes in consumer preferences and demand for the Company's products or decline in consumer confidence and spending;

•	the Company’s ability to implement its business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	the Company’s ability to successfully develop new and competitive products that appeal to its customers and consumers;

•	the impact of a disruption in the Company's supply chain or its relationship with its suppliers;

•	the Company's ability to successfully manage inventory and working capital;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of the Company’s facilities;

•	the impact of currency fluctuations or devaluations in the Company’s principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•
the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on the Company’s cash flow and results of operations;

•	the Company’s ability to optimize it's manufacturing facilities, including the achievement of expected cost savings and increased efficiencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	the Company's ability to attract and retain talented employees;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2014 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and cash flow.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit and adjusted operating margin (which excludes the acquisition costs, operational improvement initiative costs and restructuring charges), and (iii) adjusted effective tax rate (which excludes restructuring charges and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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
International Flavors & Fragrances Inc.
Foreign Currency Reconciliation
Three Months Ended March 31, 2015

Operating Profit
% Change - Reported (GAAP)	4%
Items impacting comparability (1)	-2%
% Change - Adjusted (Non-GAAP)	2%
Currency Impact	7%
% Change - Currency Neutral Adjusted (Non-GAAP)**	10%*
_______________________
(1) Includes Restructuring and other charges, net of $0.2 million, operational improvement initiative costs of $0.3 million and acquisition and related costs of $0.5 million for the three months ended March 31, 2015 and includes $2.7 million of restructuring and operational improvement initiative costs for the three months ended March 31, 2014.
* The sum of these items do not foot due to rounding.
** Currency neutral amount is calculated by translating prior year sales at the exchange rates used for the corresponding 2015 period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in the Company’s 2014 Annual Report on Form 10-K.
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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2015, the Company had an aggregate value of Euro 4.7 million ($5.1 million), which was fully reserved for and reflected in income taxes payable, related to three dividend withholding tax controversies in Spain, all of which have now been resolved. The Company made payments of Euro 3.5 ($3.8 million) in April 2015 related to two of the controversies and expects to make the remaining payment during the second quarter of 2015. As of March 31, 2015, the Company had posted bank guarantees of Euro 4.7 million ($5.1 million) associated with the appeals of these matters.
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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in mid 2016. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the first quarter of 2015.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2015	51,435	$102.07	51,435	$103,683,793
February 1 - 28, 2015	21,235	111.80	21,235	101,309,657
March 1 - 31, 2015	25,443	119.34	25,443	98,273,281
Total	98,113	$108.65	98,113	$98,273,281

(1)
Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2016. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

3.2	Amended and Restated Bylaws of the Company, effective as of May 6, 2015, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed on May 6, 2015
10.1	2015 Stock Award and Incentive Plan, incorporated by reference to Annex 1 of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 18, 2015
10.2	Amended and Restated Executive Severance Policy, as amended through and including March 11, 2015
10.3	Form of Annual Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.4	Form of Long-Term Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.5	Form of Equity Choice Program Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.6	Form of Restricted Stock Units Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.7	Form of Non-Employee Director Restricted Stock Units Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.8	2010 Stock Award and Incentive Plan, as Amended and Restated as of May 6, 2015
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	May 12, 2015	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 12, 2015	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Interim Chief Financial Officer, Vice President and Controller

EXHIBIT INDEX

Number	Description
3.2	Amended and Restated Bylaws of the Company, effective as of May 6, 2015, incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed on May 6, 2015
10.1	2015 Stock Award and Incentive Plan, incorporated by reference to Annex 1 of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on March 18, 2015
10.2	Amended and Restated Executive Severance Policy, as amended through and including March 11, 2015
10.3	Form of Annual Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.4	Form of Long-Term Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.5	Form of Equity Choice Program Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.6	Form of Restricted Stock Units Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.7	Form of Non-Employee Director Restricted Stock Units Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
10.8	2010 Stock Award and Incentive Plan, as Amended and Restated as of May 6, 2015
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

