Form 10-Q
period 2015-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2015-08-10
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ¬
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ¬
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ¬ No  ☑
Number of shares outstanding as of July 28, 2015: 80,585,508

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$377,254	$478,573
Trade receivables (net of allowances of $8,128 and $9,147, respectively)	566,414	493,768
Inventories: Raw materials	268,015	275,161
Work in process	19,075	17,705
Finished goods	274,625	275,863
Total Inventories	561,715	568,729
Deferred income taxes	14,923	27,709
Prepaid expenses and other current assets	201,948	141,248
Total Current Assets	1,722,254	1,710,027
Property, plant and equipment, at cost	1,778,469	1,766,746
Accumulated depreciation	(1,063,660)	(1,046,478)
	714,809	720,268
Goodwill	752,726	675,484
Other intangible assets, net	156,248	76,557
Deferred income taxes	175,447	183,047
Other assets	132,144	129,238
Total Assets	$3,653,628	$3,494,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$8,793	$8,090
Accounts payable	241,532	229,866
Accrued payroll and bonus	47,664	71,264
Dividends payable	38,060	37,968
Other current liabilities	187,472	171,620
Total Current Liabilities	523,521	518,808
Long-term debt	989,196	934,232
Deferred gains	45,081	46,535
Retirement liabilities	353,914	354,333
Other liabilities	115,242	118,024
Total Other Liabilities	1,503,433	1,453,124
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of June 30, 2015 and December 31, 2014 and outstanding 80,725,633 and 80,777,590 shares as of June 30, 2015 and December 31, 2014	14,470	14,470
Capital in excess of par value	133,051	140,008
Retained earnings	3,508,347	3,350,734
Accumulated other comprehensive loss	(556,248)	(540,430)
Treasury stock, at cost - 35,132,557 shares as of June 30, 2015 and 35,080,600 shares as of December 31, 2014	(1,476,620)	(1,446,221)
Total Shareholders’ Equity	1,623,000	1,518,561
Noncontrolling interest	3,674	4,128
Total Shareholders’ Equity including noncontrolling interest	1,626,674	1,522,689
Total Liabilities and Shareholders’ Equity	$3,653,628	$3,494,621

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$767,541	$788,414	$1,542,448	$1,558,638
Cost of goods sold	422,501	435,767	851,131	864,579
Gross profit	345,040	352,647	691,317	694,059
Research and development expenses	62,514	66,431	125,976	127,934
Selling and administrative expenses	134,063	132,919	254,898	256,653
Restructuring and other charges, net	(358)	182	(170)	304
Operating profit	148,821	153,115	310,613	309,168
Interest expense	11,407	11,403	22,502	23,080
Other expense (income), net	436	(4,641)	(5,275)	(3,198)
Income before taxes	136,978	146,353	293,386	289,286
Taxes on income	31,604	36,068	59,754	72,294
Net income	105,374	110,285	233,632	216,992
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	17,557	7,570	(32,958)	(1,826)
(Losses) gains on derivatives qualifying as hedges	(5,966)	1,598	6,117	2,058
Pension and postretirement net liability	5,476	4,400	11,023	8,765
Other comprehensive income (loss)	17,067	13,568	(15,818)	8,997
Total comprehensive income	$122,441	$123,853	$217,814	$225,989
Net income per share - basic	$1.30	$1.35	$2.88	$2.66
Net income per share - diluted	$1.29	$1.35	$2.86	$2.64
Average number of shares outstanding - basic	80,790	80,949	80,729	81,003
Average number of shares outstanding - diluted	81,192	81,430	81,201	81,583
Dividends declared per share	$0.47	$0.39	$0.94	$0.78
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$233,632	$216,992
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	41,041	49,131
Deferred income taxes	17,891	10,228
Loss (gain) on disposal of assets	14	(1,569)
Stock-based compensation	12,860	14,034
Pension contributions	(57,493)	(9,812)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(92,329)	(50,236)
Inventories	(9,834)	1,850
Accounts payable	28,435	(30,831)
Accruals for incentive compensation	(21,191)	(54,970)
Other current payables and accrued expenses	20,204	(12,382)
Other assets/liabilities, net	(6,912)	21,595
Net cash provided by operating activities	166,318	154,030
Cash flows from investing activities:
Cash paid for acquisition, net of cash received (including $15 million of contingent consideration related to the Aromor acquisition in 2014)	(188,835)	(102,500)
Additions to property, plant and equipment	(37,937)	(60,244)
Proceeds from life insurance contracts	548	17,750
Maturity of net investment hedges	9,735	(472)
Proceeds from disposal of assets	1,515	2,074
Net cash used in investing activities	(214,974)	(143,392)
Cash flows from financing activities:
Cash dividends paid to shareholders	(75,927)	(63,417)
Net change in revolving credit facility borrowings and overdrafts	(283)	2,106
Deferred financing costs	—	(1,023)
Repayments of debt	(30,000)	—
Proceeds from issuance or drawdown of long-term debt	86,162	—
Proceeds from issuance of stock under stock plans	286	1,024
Excess tax benefits on stock-based payments	11,608	5,788
Purchase of treasury stock	(38,813)	(34,103)
Net cash used in financing activities	(46,967)	(89,625)
Effect of exchange rate changes on cash and cash equivalents	(5,696)	335
Net change in cash and cash equivalents	(101,319)	(78,652)
Cash and cash equivalents at beginning of year	478,573	405,505
Cash and cash equivalents at end of period	$377,254	$326,853
Interest paid, net of amounts capitalized	$23,827	$23,709
Income taxes paid	$46,071	$45,484
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2015 and 2014 quarters, the actual closing dates were July 3, and June 27, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance relating to the measurement of inventory costs, which more closely aligns the measurement of inventory in Generally Accepted Accounting Principles with the measurement of inventory in International Financial Reporting Standards. This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In April 2015, the FASB issued authoritative guidance which provides a practical expedient related to the measurement date of defined benefit plan assets and obligations. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued authoritative guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.
In February 2015, the FASB issued authoritative guidance related to accounting for consolidation of certain legal entities. The guidance will change the analysis that a reporting entity must perform to determine the criteria for consolidating certain types of entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue and, in July 2015, delayed the effective adoption date of that guidance by one year. The guidance is applicable to all entities and, based on the revised adoption date, is effective for annual and interim periods beginning after December 15, 2017. Adoption as of the original effective date is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash from operations from participating in these programs increased approximately $1.3 million for the six months ended June 30, 2015 compared to an increase of approximately $22.3 million for the six months ended June 30, 2014. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2015	2014	2015	2014
Basic	80,790	80,949	80,729	81,003
Assumed dilution under stock plans	402	481	472	580
Diluted	81,192	81,430	81,201	81,583
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2015 and 2014.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented, and the number of PRS outstanding as of June 30, 2015 and 2014 was immaterial. Net income allocated to such PRS was $0.5 million and $0.7 million during the three months ended June 30, 2015 and 2014, respectively and $1.1 million and $1.4 million during the six months ended June 30, 2015 and 2014, respectively.
Note 3. Acquisitions:
2015 Activity
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). Ottens Flavors was acquired in order to strengthen the IFF Flavors business in North America. The Company paid approximately $199.2 million (including approximately $10.4 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price exceeded the fair value of existing net assets by approximately $162 million. The excess was allocated principally to identifiable intangible assets (approximately $85 million) and goodwill (approximately $77 million). Separately identifiable intangible assets are principally related to customer relationships and proprietary flavors technology. The intangible assets are being amortized using lives ranging from 5-17 years. The purchase price allocation is preliminary pending final valuations and is expected to be completed by the third quarter of 2015, with the assignment of final values and applicable useful lives of intangible assets. No pro forma financial information for 2015 is presented as the impact of the acquisition is immaterial.
Lucas Meyer
On July 30, 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group, ("Lucas Meyer") for approximately Euro 283 million ($311 million). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). The purchase price was funded from existing resources. Lucas Meyer was acquired in order to strengthen and expand our product portfolio. This acquisition will be accounted for as a business combination and is not expected to have a material impact on the consolidated financial statements.
2014 Activity
Aromor
During the first quarter of 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"). Aromor is part of the IFF Fragrances Ingredients business. The Company paid $102.6 million (including $0.1 million of cash acquired) for this acquisition, which was funded out of existing cash resources. The purchase price exceeded the carrying value of existing net assets by approximately $56 million. The excess was allocated principally to identifiable intangible assets (approximately $53 million), goodwill (approximately $10 million) and approximately $9 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. The intangible assets are being amortized using lives ranging from 13-19 years. Additionally, the consideration included $15 million related to post-combination contingent consideration, held in escrow, which is being expensed by the Company as it is earned by the selling shareholders.

Note 4. Restructuring and Other Charges, Net:
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, during 2014, the Company recorded total charges of $13.8 million, consisting of $2.2 million related to severance, $10.3 million related to accelerated depreciation, and $1.3 million in plant shutdown and other related costs. During the six months ended June 30, 2015, the Company recorded a net credit of $0.2 million principally related to the reversal of severance accruals.
Changes in employee-related restructuring liabilities during the six months ended June 30, 2015, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
December 31, 2014	$759	$—	$759
Additional charges (reversals), net	(357)	187	(170)
Payments and other costs	(282)	(187)	(469)
June 30, 2015	$120	$—	$120
Note 5. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Gross carrying value (1)	$303,246	$218,676
Accumulated amortization	(146,998)	(142,119)
Total	$156,248	$76,557

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
The increase in intangible assets for the six months ended June 30, 2015 relates to the acquisition of Ottens Flavors, as discussed in Note 3.
Amortization
Amortization expense was $3.0 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively and $4.9 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively. Annual amortization is expected to be $14.5 million for the full year 2015, $14.2 million for the years 2016 through 2018, and $13.5 million for the years 2019 through 2020.
Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2015	December 31, 2014
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,795	299,782
Credit facility	1.31%	2019	55,000	—
Bank overdrafts and other			13,948	12,335
Deferred realized gains on interest rate swaps			4,246	5,205
			997,989	942,322
Less: Current portion of long-term debt			(8,793)	(8,090)
			$989,196	$934,232

Note 7. Income Taxes:
Uncertain Tax Positions
At June 30, 2015, the Company had $15 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2015, the Company had accrued interest and penalties of $0.7 million classified in Other liabilities.
As of June 30, 2015, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $15.7 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use taxes and property taxes, which are discussed in Note 13.
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
As of June 30, 2015, the three dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of these three controversies.
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2015 was 23.1% compared with 24.6% for the three months ended June 30, 2014. The quarter-over-quarter decrease is largely due to higher earnings from lower tax jurisdictions, lower loss provisions and lower expected repatriation costs in 2015. The effective tax rate for the six months ended June 30, 2015 was 20.4% compared with 25.0% for the six months ended June 30, 2014. The year-over-year decrease is primarily due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded.

Note 8. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, restricted stock units (“RSUs”), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.

Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Equity-based awards	$7,473	$9,338	$12,860	$14,034
Liability-based awards	666	1,519	2,573	2,764
Total stock-based compensation expense	8,139	10,857	15,433	16,798
Less: tax benefit	(2,225)	(3,345)	(4,412)	(5,071)
Total stock-based compensation expense, after tax	$5,914	$7,512	$11,021	$11,727

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
Note 9. Segment Information:
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
Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Net sales:
Flavors	$372,478	$375,513	$749,586	$742,018
Fragrances	395,063	412,901	792,862	816,620
Consolidated	$767,541	$788,414	$1,542,448	$1,558,638
Segment profit:
Flavors	$84,015	$90,805	$176,743	$178,869
Fragrances	79,924	85,474	161,522	172,638
Global expenses	(8,629)	(19,869)	(20,194)	(36,303)
Restructuring and other charges, net	358	(182)	170	(304)
Acquisition and related costs (1)	(6,566)	—	(7,066)	—
Operational improvement initiative costs (2)	(281)	(3,113)	(562)	(5,732)
Operating profit	148,821	153,115	310,613	309,168
Interest expense	(11,407)	(11,403)	(22,502)	(23,080)
Other (expense) income, net	(436)	4,641	5,275	3,198
Income before taxes	$136,978	$146,353	$293,386	$289,286

(1)	Acquisition and related costs are associated with the acquisitions of Ottens Flavors and Lucas Meyer as discussed in Note 3, including inventory step-up charges related to Ottens Flavors.

(2)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2015 and 2014 were $167 million and $175 million, respectively and for the six months ended June 30, 2015 and 2014 were $330 million and $336 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2015 and 2014 were $601 million and $613 million, respectively and for the six months ended June 30, 2015 and 2014 were $1,212 million and $1,223 million, respectively. No country other than the U.S. had net sales in any period presented greater than 7.0% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$984	$885	$1,968	$1,769
Interest cost on projected benefit obligation	5,954	6,232	11,907	12,463
Expected return on plan assets	(8,083)	(6,913)	(16,165)	(13,826)
Net amortization and deferrals	5,203	4,255	10,406	8,509
Net periodic benefit cost	4,058	4,459	8,116	8,915
Defined contribution and other retirement plans	2,093	1,791	4,228	3,902
Total expense	$6,151	$6,250	$12,344	$12,817

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$4,102	$4,002	$8,485	$7,950
Interest cost on projected benefit obligation	6,151	8,541	12,543	16,952
Expected return on plan assets	(12,440)	(12,675)	(25,390)	(25,155)
Net amortization and deferrals	3,314	3,000	6,801	5,954
Net periodic benefit cost	1,127	2,868	2,439	5,701
Defined contribution and other retirement plans	1,693	1,444	3,288	2,622
Total expense	$2,820	$4,312	$5,727	$8,323
The Company expects to contribute a total of approximately $30 million to its non-U.S. pension plans during 2015. During the three months ended June 30, 2015, there were no contributions made to the qualified U.S. pension plans, but during the six months ended June 30, 2015, $35.0 million of contributions were made. In the three and six months ended June 30, 2015, $3.4 million and $22.5 million of contributions were made to the non-U.S. plans, respectively. In the three and six months ended June 30, 2015, $1.1 million and $2.1 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$301	$323	$601	$645
Interest cost on projected benefit obligation	1,082	1,238	2,164	2,475
Net amortization and deferrals	(712)	(979)	(1,423)	(1,958)
Total postretirement benefit expense	$671	$582	$1,342	$1,162
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2015. In the three and six months ended June 30, 2015, $1.7 million and $3.4 million of contributions were made.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2015.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$377,254	$377,254	$478,573	$478,573
Credit facilities and bank overdrafts (2)	68,948	68,948	12,335	12,335
Long-term debt: (3)
Senior notes - 2007	500,000	576,942	500,000	587,650
Senior notes - 2006	125,000	130,352	125,000	133,137
Senior notes - 2013	299,795	294,136	299,782	296,290

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the six months ended June 30, 2015 and the year ended December 31, 2014, we entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of

Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Four of these forward currency contracts matured during the six months ended June 30, 2015.

During the six months ended June 30, 2015 and the year ended December 31, 2014, we entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During 2014, we entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and six months ended June 30, 2015.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2015 and December 31, 2014:

(DOLLARS IN THOUSANDS)	June 30, 2015	December 31, 2014
Foreign currency contracts	$296,600	$191,150
Interest rate swaps	$425,000	$425,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$12,519	$2,686	$15,205
Interest rate swaps	2,169	—	2,169
	$14,688	$2,686	$17,374
Derivative liabilities (b)
Foreign currency contracts	$2,911	$3,178	$6,089
	$2,911	$3,178	$6,089

	December 31, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$16,637	$4,398	$21,035
Interest rate swaps	683	—	683
	$17,320	$4,398	$21,718
Derivative liabilities (b)
Foreign currency contracts	$6	$1,055	$1,061

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended June 30,
	2015	2014
Foreign currency contracts	$371	$3,465	Other expense (income), net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
	2015	2014
Foreign currency contracts	$10,075	$538	Other expense (income), net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	(6,035)	1,530	Cost of goods sold	3,561	(725)
Interest rate swaps (1)	69	68	Interest expense	(69)	(68)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(1,030)	673	N/A	—	—
Total	$(6,996)	$2,271		$3,492	$(793)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	5,979	1,921	Cost of goods sold	4,584	(1,478)
Interest rate swaps (1)	138	137	Interest expense	(138)	$(137)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	3,531	298	N/A	—	—
Total	$9,648	$2,356		$4,446	$(1,615)

(1) Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and six months ended June 30, 2015 and 2014. The ineffective portion of the net investment hedges was not material during the three and six months ended June 30, 2015 and 2014.
The Company expects that approximately $15.2 million (net of tax) of derivative gains included in AOCI at June 30, 2015, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(32,958)	10,563	—	(22,395)
Amounts reclassified from AOCI	—	(4,446)	11,023	6,577
Net current period other comprehensive income (loss)	(32,958)	6,117	11,023	(15,818)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2015	$(206,300)	$18,488	$(368,436)	$(556,248)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(1,826)	443	—	(1,383)
Amounts reclassified from AOCI	—	1,615	8,765	10,380
Net current period other comprehensive income (loss)	(1,826)	2,058	8,765	8,997
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2014	$(106,104)	$(1,954)	$(275,656)	$(383,714)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	5,239	(2,038)	Cost of goods sold
Interest rate swaps	(138)	(137)	Interest expense
	(655)	560	Provision for income taxes
	$4,446	$(1,615)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	2,318	(14,729)	(a)
Actuarial losses	(18,102)	2,224	(a)
	4,761	3,740	Provision for income taxes
	$(11,023)	$(8,765)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 13 of our 2014 Form 10-K for additional information regarding net periodic benefit cost.

Note 13. Commitments and Contingencies:
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At June 30, 2015, we had total bank guarantees and standby letters of credit of approximately $29.9 million with various financial institutions. Included in the above aggregate amount is a total of $16.5 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2015.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.1 million as of June 30, 2015.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At June 30, 2015, we had available lines of credit (in addition to the Credit Facility discussed in Note 8 of our 2014 Form 10-K) of approximately $72.9 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2015.
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
China Odor Matter
The Company has been notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. The Company has been addressing these issues by making investments in additional odor-abatement equipment.
The Company’s Flavors facility in China was temporarily idled and another facility is currently operating at a reduced workload. The Company is also making additional odor-abatement investments across all of its China facilities while it continues to work with the various authorities in China. To meet production requirements, the Company has moved a portion of its Chinese Flavors production to other IFF and third party facilities. If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $31.6 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Based on the information available as of June 30, 2015, we estimate a range of reasonably possible loss related to the matters above, collectively, is $0-$31 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Company background
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
Vision 2020
During the second quarter of 2015, the Company announced its Vision 2020 strategy, which focuses on building differentiation and accelerating profitable growth. The strategy has four pillars:
(1) Win Where We Compete - achieve a #1 or #2 market leadership position in key markets and categories, and with specific customers.
(2) Innovating Firsts - strengthen our position and drive differentiation in priority R&D platforms such as delivery systems, modulation, new molecules and naturals.
(3) Become Our Customers' Partner of Choice - attain commercial excellence by providing our customers with in-depth local consumer understanding, industry-leading innovation, outstanding service and the highest quality products.
(4) Strengthen and Expand the Portfolio - actively pursue value-creation through partnerships, collaborations, and acquisitions within flavors, fragrances and adjacencies.
Talent and Organization, Continuous Improvement, and Sustainability enable the successful execution of Vision 2020.
The Company also announced its long-term financial targets for 2016 to 2020. These include 4-6% currency neutral sales growth, 7-9% currency neutral operating profit growth, and 10% currency neutral EPS growth. In addition to these organic goals, the Company is also targeting $500 million to $1 billion of sales growth through acquisitions by 2020. Leveraging its strong cash flow generation and commitment to Vision 2020, the Company increased its targeted cash return to shareholders to 50-60% of adjusted net income.
2015 Progress
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors") for approximately $199.2 million. The acquisition did not have a material impact on the consolidated financial statements. The acquisition strengthened our position in the targeted North American market for Flavors.

On July 30, 2015, we completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group, ("Lucas Meyer") for approximately Euro 283 million ($311 million). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). This acquisition is not expected to have a material impact on the consolidated financial statements.
Net sales during the second quarter of 2015 declined 3% on a reported basis but increased 5% on a currency neutral basis (which excludes the effects of changes in currency), with the acquisition of Ottens Flavors contributing approximately 1% to both reported and currency neutral basis amounts. The currency neutral growth of 5% reflects new win performance (net of losses) in both Flavors and Fragrance Compounds and lower volume erosion on existing business.
Exchange rate fluctuations had an 800 basis point (bps) unfavorable impact on net sales for the second quarter, driven mainly by the weakening of the Euro against the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased year-over-year to 45.0% in the second quarter of 2015 from 44.7% in the 2014 period. Included in the second quarter of 2015 was $1.1 million of costs associated with operational improvement initiatives and acquisition related inventory "step-up" costs, compared to $3.1 million of costs related to restructuring and operational improvement initiatives included in the 2014 period. Excluding these items, gross margin remained consistent with the prior year period. The overall raw material cost base remains elevated, including certain categories where prices remain well above average levels. We believe input costs will increase less than 1% in 2015 as higher prices on certain categories, such as naturals, will largely offset benefits associated with oil-based derivatives that are expected to occur later in 2015. We continue to seek improvements in our margins through operational performance and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the second quarter of 2015 decreased approximately 3%. In currency neutral terms, sales increased 5%, reflecting new win performance in both Flavors and Fragrance Compounds and lower volume erosion on existing business and the acquisition of Ottens Flavors (which added approximately 1% to both reported and currency neutral basis amounts). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had growth in three of four regions and Consumer Fragrances and Flavor Compounds both had positive currency neutral growth. Flavors realized currency neutral growth of 7% for the second quarter of 2015, including 3% from Ottens Flavors. Our Fragrance business achieved currency neutral growth of 4%. Fragrances performance reflects new win performance in our Consumer Fragrances end-use categories, led by sales in Fabric Care. Overall, our second quarter 2015 results continued to be driven by our strong emerging market presence that represented 52% of currency neutral sales and experienced 7% currency neutral growth. From a geographic perspective, for the second quarter, Europe, Africa and the Middle East (EAME), Latin America (LA) and Greater Asia (GA) all delivered currency neutral growth in 2015, led by EAME and LA, with 9%.
Operating profit
Operating profit decreased $4.3 million to $148.8 million (19.4% of sales) in the 2015 second quarter compared to $153.1 million (19.4% of sales) in the comparable 2014 period. The three months ended June 30, 2015 included a benefit related to restructuring reversals of $0.4 million, operational improvement initiative costs of $0.3 million and $6.6 million of acquisition and related costs compared to $3.3 million of restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit was $155.3 million (20.2% of sales) for the second quarter of 2015 compared to $156.4 million (19.8% of sales) for the second quarter of 2014. Foreign currency changes had an unfavorable impact on operating profit of approximately 8% in the second quarter of 2015.
Other expense (income), net
Other expense (income), net decreased $5 million to $0.4 million of expense in the second quarter of 2015 compared to $4.6 million of income in the second quarter of 2014. The year-over-year decrease is primarily driven by lower foreign exchange gains and lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.
Net income
Net income decreased by $4.9 million quarter-over-quarter to $105.4 million for the second quarter of 2015.

Cash flows
Cash flows from operations for the six months ended June 30, 2015 were $166.3 million or 10.8% of sales, compared to cash inflow from operations of $154.0 million or 9.9% of sales for the six months ended June 30, 2014. The increase in cash flow from operations in 2015 reflects higher net income, lower payments for incentive compensation and higher cash inflows from core working capital (trade receivables, inventories and accounts payable), which were partially offset principally by higher pension contributions in the 2015 period.
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2015	2014	Change	2015	2014	Change
Net sales	$767,541	$788,414	(3)%	$1,542,448	$1,558,638	(1)%
Cost of goods sold	422,501	435,767	(3)%	851,131	864,579	(2)%
Gross profit	345,040	352,647		691,317	694,059
Research and development (R&D) expenses	62,514	66,431	(6)%	125,976	127,934	(2)%
Selling and administrative (S&A) expenses	134,063	132,919	1%	254,898	256,653	(1)%
Restructuring and other charges, net	(358)	182	(297)%	(170)	304	(156)%
Operating profit	148,821	153,115		310,613	309,168
Interest expense	11,407	11,403	—%	22,502	23,080	(3)%
Other expense (income), net	436	(4,641)	(109)%	(5,275)	(3,198)	65%
Income before taxes	136,978	146,353		293,386	289,286
Taxes on income	31,604	36,068	(12)%	59,754	72,294	(17)%
Net income	$105,374	$110,285	(4)%	$233,632	$216,992	8%
Diluted EPS	$1.29	$1.35	(4)%	$2.86	$2.64	8%
Gross margin	45.0%	44.7%	30	44.8%	44.5%	30
R&D as a percentage of sales	8.1%	8.4%	(30)	8.2%	8.2%	—
S&A as a percentage of sales	17.5%	16.9%	60	16.5%	16.5%	—
Operating margin	19.4%	19.4%	—	20.1%	19.8%	30
Adjusted operating margin (1)	20.2%	19.8%	40	20.6%	20.2%	40
Effective tax rate	23.1%	24.6%	(150)	20.4%	25.0%	(460)
Segment net sales
Flavors	$372,478	$375,513	(1)%	$749,586	$742,018	1%
Fragrances	395,063	412,901	(4)%	792,862	816,620	(3)%
Consolidated	$767,541	$788,414		$1,542,448	$1,558,638

(1)
Adjusted operating margin excludes the benefit from Restructuring and other charges, net of $0.4 million, operational improvement initiative costs of $0.3 million and acquisition and related costs of $6.6 million for the three months ended June 30, 2015 and excludes $3.3 million of restructuring and operational improvement initiative costs for the three months ended June 30, 2014. For the six months ended June 30, 2015, adjusted operating margin excludes the benefit from Restructuring and other charges, net of $0.2 million, operational improvement initiative costs of $0.6 million and acquisition related costs of $7.1 million compared to the exclusion of $6.0 million of Restructuring and other charges, net and operational improvement initiative costs during the comparable 2014 period.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2015 IN COMPARISON TO SECOND QUARTER 2014
Sales
Sales for the second quarter of 2015 totaled $767.5 million, a decrease of 3% from the prior year quarter. Excluding the impact of foreign currency, currency neutral sales increased 5%, as a result of new win performance (net of losses) in both Flavors and Fragrance Compounds and lower volume erosion on existing business. On both a reported and currency neutral basis, the acquisition of Ottens Flavors added approximately 1% to net sales amounts. Overall currency neutral growth was driven by 7% growth in emerging markets.
Flavors Business Unit
Flavors reported sales declined 1%, and currency neutral sales growth was up 7% during the second quarter of 2015 compared to the 2014 period. The acquisition of Ottens Flavors added approximately 3% to both reported and currency neutral basis amounts. In addition, the overall performance reflects new wins. The currency neutral overall increase was due to high single-digit growth in Dairy, mid single-digit growth in Savory and low single-digit growth in Beverage. The Flavors business delivered currency neutral growth in all regions, led by LA. Sales in LA were driven by double-digit gains in Beverage, Savory and Dairy. Sales in EAME were driven by double-digit gains in Savory and mid single-digit gains in Beverage. GA sales were driven by mid single-digit gains in Savory, Beverage and Dairy and sales in North America (NOAM) were led by high double-digit gains in Dairy.
Fragrances Business Unit
The Fragrances business experienced a decline of 4% in reported sales and a 4% increase in currency neutral sales for the second quarter of 2015 compared to the second quarter of 2014. The overall currency neutral increase was primarily driven by double-digit gains in our Fabric Care category and high single-digit gains in our Home Care and Hair Care categories, offset by low to high single-digit declines in Toiletries, Personal Wash and Fragrance Ingredients. Our Fragrance Compounds saw currency neutral sales growth of 5%, while Fragrance Ingredients declined 3% over the prior year period.
Sales Performance by Region and Category

		% Change in Sales-Second Quarter 2015 vs. Second Quarter 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-7%	-1%	-16%	-6%	5%	0%
EAME	Reported	-6%	-7%	-11%	-8%	-12%	-10%
	Currency Neutral (1)	17%	14%	1%	12%	6%	9%
LA	Reported	-19%	13%	2%	4%	6%	5%
	Currency Neutral (1)	-15%	15%	1%	6%	14%	9%
GA	Reported	-2%	-4%	-8%	-4%	2%	-1%
	Currency Neutral (1)	-2%	-2%	-1%	-2%	6%	3%
Total	Reported	-9%	-1%	-11%	-4%	-1%	-3%
	Currency Neutral (1)	2%	6%	-3%	4%	7%	5%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 5%, which included sales from Ottens Flavors and high double-digit growth in Dairy. NOAM Fragrance sales decreased 6% in the second quarter of 2015, principally due to double-digit declines in Fragrance Ingredients and Toiletries and mid to high single-digit decreases in Fine Fragrance, Hair Care and Personal Wash, which were only partially offset by double-digit growth in Fabric Care.

•
EAME Flavors currency neutral sales growth of 6% was led by double-digit growth in Savory and mid single-digit growth in Beverage, which more than offset mid single-digit declines in Dairy. EAME Fragrance currency neutral sales increased 12% overall, driven mainly by double-digit growth in Fabric Care, Fine Fragrance, Home Care and Hair Care categories, as well as low single-digit increases in Fragrance Ingredients.

•
LA Flavors currency neutral sales were up 14% driven by double-digit gains in the Savory, Beverage and Dairy categories as well as high single-digit growth in Sweet. LA Fragrances currency neutral sales increased 6% overall, principally led by double-digit gains in Fabric Care and Home Care, which more than offset double-digit declines in Fine Fragrance and Toiletries.

•
GA Flavors had currency neutral sales growth of 6% principally from mid single-digit gains in Savory, Beverage and Dairy. GA Fragrances currency neutral sales decline of 2% was principally driven by low to mid single-digit declines in Personal Wash, Home Care and Fabric Care, which was only partially offset by mid to high single-digit gains in Hair Care and Toiletries.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 30 bps to 55.0% in the second quarter of 2015 compared to 55.3% in the second quarter of 2014. Included in cost of goods sold was $1.1 million of charges related to operational improvement initiative costs and acquisition related inventory "step-up" costs in 2015 compared to $3.1 million of restructuring and operational improvement initiative related costs in 2014.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly compared to the prior year period at 8.1% in the second quarter of 2015 versus 8.4% in the second quarter of 2014.
Selling and Administrative (S&A) Expenses
S&A expenses increased $1.2 million to $134.1 million or 17.5%, as a percentage of sales, in the second quarter of 2015 compared to 16.9% in the second quarter of 2014. The $1.2 million increase is principally due to the acquisition of Ottens Flavors and spending to support the future growth of the Company, partially offset by the impact of currency and lower incentive compensation expense.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 9 to the Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other (expense) income, net and Taxes on income. See Note 9 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$84,015	$90,805
Fragrances	79,924	85,474
Global expenses	(8,629)	(19,869)
Restructuring and other charges, net	358	(182)
Acquisition and related costs	(6,566)	—
Operational improvement initiative costs	(281)	(3,113)
Operating profit	$148,821	$153,115
Profit margin
Flavors	22.6%	24.2%
Fragrances	20.2%	20.7%
Consolidated	19.4%	19.4%

Flavors Segment Profit
Flavors segment profit decreased approximately 7% to $84.0 million in the second quarter of 2015, or 22.6% as a percentage of sales, compared to $90.8 million, or 24.2% as a percentage of sales, in the comparable 2014 period. The decrease in segment profit and profit margin was driven primarily by unfavorable currency impacts, lower incentive compensation in the prior year, scale up costs of new sites in Turkey and Indonesia and other one-off costs, including incremental operating costs associated with the China Flavors facility. These costs were only partially offset by net wins, productivity initiatives and sales mix. The impact of Ottens Flavors was not significant to the 2015 second quarter Flavors segment profit results.
Fragrances Segment Profit

Fragrances segment profit declined approximately 6% to $79.9 million in the second quarter of 2015, or 20.2% as a percentage of sales, compared to $85.5 million, or 20.7% as a percentage of sales, in the comparable 2014 period. The decline in segment profit and profit margin was primarily due to unfavorable foreign currency impacts, which were partially offset by favorable volume growth and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2015, Global expenses were $8.6 million compared to $19.9 million during the second quarter of 2014. The decrease was principally driven by the favorable impact of our cash flow hedging program and lower incentive compensation expense.
Restructuring and Other Charges, Net
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. During the second quarter of 2015, the Company recorded a reversal of severance accruals of $0.4 million.
Interest Expense
Interest expense remained consistent at $11.4 million in both the second quarter of 2015 and 2014. Average cost of debt was 4.7% for the 2015 three month period compared to 4.9% for the 2014 three month period.
Other Expense (Income), Net
Other expense (income), net decreased by approximately $5 million to $0.4 million of expense in the second quarter of 2015 versus $4.6 million of income in the comparable 2014 period. The year-over-year decrease was primarily driven by lower foreign exchange gains and lower amounts of income related to lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.
Income Taxes
The effective tax rate for the three months ended June 30, 2015 was 23.1% compared with 24.6% for the three months ended June 30, 2014. Excluding the impact of items affecting comparability in the current quarter, the second quarter 2015 adjusted effective tax rate was 22.6%, or 230 bps lower than the second quarter 2014 adjusted effective tax rate of 24.9%, due to higher earnings from lower tax jurisdictions, lower loss provisions and lower repatriation costs in 2015.

FIRST SIX MONTHS OF 2015 IN COMPARISON TO FIRST SIX MONTHS OF 2014
Sales
Sales for the first six months of 2015 totaled $1.5 billion, a decrease of 1% from the prior year period. Excluding the impact of foreign currency, currency neutral sales increased 6%. On both a reported and currency neutral basis, the acquisition of Ottens Flavors added less than 1% to net sales amounts. The overall increase on a currency neutral basis of 6% was primarily due to new win performance in both Flavors and Fragrance Compounds and lower volume erosion on existing business. Overall currency neutral growth was driven by 8% growth in emerging markets.
Flavors Business Unit
Flavors reported sales growth was 1%, and currency neutral sales growth was 8% during the first six months of 2015 compared to the 2014 period. The acquisition of Ottens Flavors added approximately 1% to net sales on a currency neutral basis. The overall performance primarily reflects new wins and volume growth. The overall increase was due to high single-digit growth in Beverage and Dairy as well as mid single-digit growth in Savory. The Flavors business delivered currency neutral growth in all regions, led by LA. Sales in LA were driven by double-digit gains in Beverage, Savory and Dairy categories. Sales in EAME and GA were led by high single-digit gains in Savory and Beverage and sales in NOAM were led by high double-digit gains in Dairy and high single-digit gains in Sweet.
Fragrances Business Unit
The Fragrances business experienced a decline of 3% in reported sales but a 4% increase in currency neutral sales for the first six months of 2015 compared to the 2014 period. The overall increase on a currency neutral basis was primarily driven by double-digit gains in our Fabric Care and Home Care categories, which was only partially offset by mid to low single-digit declines in Toiletries and Fragrance Ingredients. Our Fragrance Compounds saw currency neutral sales growth of 6%, while Fragrance Ingredients declined 3% over the prior year period.
Sales Performance by Region and Category

		% Change in Sales-First Six Months 2015 vs. First Six Months 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-10%	2%	-18%	-6%	8%	1%
EAME	Reported	-9%	-4%	-9%	-7%	-8%	-8%
	Currency Neutral (1)	8%	14%	0%	9%	7%	8%
LA	Reported	-11%	13%	2%	6%	10%	8%
	Currency Neutral (1)	-7%	16%	-2%	9%	18%	12%
GA	Reported	16%	-1%	-1%	-1%	1%	0%
	Currency Neutral (1)	17%	1%	7%	2%	5%	4%
Total	Reported	-9%	2%	-10%	-3%	1%	-1%
	Currency Neutral (1)	0%	8%	-3%	4%	8%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 8% which included sales from Ottens Flavors and high double-digit gains in Dairy and high single-digit gains in Sweet. NOAM Fragrance sales decreased 6% in the first six months of 2015, principally due to double-digit declines in Fragrance Ingredients, Fine Fragrance and Toiletries, that were only partially offset by double-digit growth in Fabric Care and mid single-digit growth in Home Care categories.

•
EAME Flavors currency neutral sales growth of 7% was led by high single-digit growth in Savory and Beverage and mid single-digit growth in Sweet. EAME Fragrance currency neutral sales increased 9% overall, driven mainly by high double-digit growth in Fabric Care and Home Care categories as well as high single-digit gains in Fine Fragrance.

•
LA Flavors currency neutral sales were up 18% driven by double-digit gains in the Beverage, Savory and Dairy and high single-digit growth in Sweet. LA Fragrances currency neutral sales increased 9% overall, principally led by high double-digit gains in Fabric Care and Home Care as well as double-digit gains in Hair Care, which more than offset double-digit declines in Personal Wash and Toiletries and low single-digit declines in Fragrance Ingredients.

•
GA Flavors had currency neutral sales growth of 5% principally from high single-digit gains in Beverage and Savory. GA Fragrances currency neutral sales growth of 2% was principally driven by high double-digit growth in Fine Fragrance as well as high single-digit growth in Toiletries and mid single-digit growth in Fragrance Ingredients and Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 30 bps to 55.2% in the first six months of 2015 compared to 55.5% in the 2014 period. Included in cost of goods sold was $1.4 million of charges related to operational improvement initiative costs and acquisition related costs in 2015 compared to $5.7 million of restructuring and operational improvement initiative costs in 2014.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, remained consistent with the prior year period at 8.2% for both the first six months of 2015 and 2014.
Selling and Administrative (S&A) Expenses
S&A expenses remained consistent at $254.9 million or 16.5%, as a percentage of sales, in the first six months of 2015 compared to 16.5% in the 2014 period.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 9 to the Consolidated Financial Statements) and

certain non-recurring items, net, Interest expense, Other (expense) income, net and Taxes on income. See Note 9 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Six Months Ended June 30, 2015
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$176,743	$178,869
Fragrances	161,522	172,638
Global expenses	(20,194)	(36,303)
Restructuring and other charges, net	170	(304)
Acquisition and related costs	(7,066)	—
Operational improvement initiative costs	(562)	(5,732)
Operating profit	$310,613	$309,168
Profit margin
Flavors	23.6%	24.1%
Fragrances	20.4%	21.1%
Consolidated	20.1%	19.8%

Flavors Segment Profit
Flavors segment profit decreased approximately 1% to $176.7 million in the first six months of 2015, or 23.6% as a percentage of sales, compared to $178.9 million, or 24.1% as a percentage of sales, in the comparable 2014 period. The decrease in segment profit and profit margin was driven primarily by unfavorable foreign currency impacts, lower incentive compensation in the prior year, scale up costs of new sites in Turkey and Indonesia and other one-off costs, including incremental operating costs associated with the China Flavors facility. These costs were only partially offset by net wins, productivity initiatives and sales mix. The impact of Ottens Flavors did not significantly impact Flavors segment profit for the 2015 period.
Fragrances Segment Profit
Fragrances segment profit declined approximately 6% to $161.5 million in the first six months of 2015, or 20.4% as a percentage of sales, compared to $172.6 million, or 21.1% as a percentage of sales, in the comparable 2014 period. The decline in segment profit and profit margin was primarily due to unfavorable foreign currency impacts, which were partially offset by favorable volume growth.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2015, Global expenses were $20.2 million compared to $36.3 million during the 2014 period. The decrease was principally driven by the favorable impact of our cash flow hedging program and lower incentive compensation expense.
Restructuring and Other Charges, Net
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. During the six months ended June 30, 2015, the Company recorded a net credit of $0.2 million consisting of additional plant shutdown and other related costs of $0.2 million, net of a reversal of severance accruals of $0.4 million.
Interest Expense
Interest expense decreased $0.6 million to $22.5 million in the first six months of 2015 compared to the 2014 period. Average cost of debt was 4.7% for the 2015 six month period compared to 4.9% for the 2014 six month period.
Other Expense (Income), Net
Other expense (income), net increased by approximately $2.1 million to $5.3 million of income in the first six months of 2015 versus $3.2 million of income in the comparable 2014 period. The year-over-year increase is primarily driven by higher levels of foreign exchange gains in 2015 compared to the 2014 period, offset by lower amounts of income related to lower mark-to-market adjustments on deferred compensation plan assets.
Income Taxes
The effective tax rate for the six months ended June 30, 2015 was 20.4% compared with 25.0% for the six months ended June 30, 2014, primarily due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded. Excluding the impact of items affecting comparability in the current period, the 2015 period adjusted effective tax rate was 23.7%, or 150 basis points lower than the 2014 period adjusted effective tax rate of 25.2%, primarily due to higher earnings from lower tax jurisdictions, lower loss provisions and lower repatriation costs in 2015.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $377.3 million at June 30, 2015 compared to $478.6 million at December 31, 2014, of which $275.4 million of the balance at June 30, 2015 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities in the first six months of 2015 were $166.3 million compared to $154.0 million in the first six months of 2014. The increase in operating cash flows for the first six months of 2015 compared to 2014 is principally driven by higher net income, lower payments for incentive compensation and higher cash inflows from core working capital (trade receivables, inventories and accounts payable), which were partially offset by higher pension contributions in the 2015 period.
Working capital (current assets less current liabilities) totaled $1,198.7 million at June 30, 2015, compared to $1,191.2 million at December 31, 2014. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash from operations from participating in these programs increased approximately $1.3 million for the six months ended June 30, 2015 compared to an increase of approximately $22.3 million for the six months ended June 30, 2014. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first six months of 2015 used $215.0 million compared to $143.4 million in the prior year period. The increase in cash paid for investing activities is primarily driven by the acquisition of Ottens Flavors during the second quarter of 2015. The Company acquired 100% of the outstanding shares of Ottens Flavors for approximately $188.8 million (net of cash acquired).
Additions to property, plant and equipment were $37.9 million during the first six months of 2015 compared to $60.2 million in the first six months of 2014. We expect additions to property, plant and equipment to approach 4-5% of our sales in 2015.
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in the first six months of 2015 used $47.0 million compared to $89.6 million in the first six months of 2014. The decrease in cash used for financing activities principally reflects the net drawdown on the credit facility of $56 million during 2015 as compared to the 2014 period.
At June 30, 2015, we had $998.0 million of debt outstanding compared to $942.3 million outstanding at December 31, 2014.

We paid dividends totaling $75.9 million in the 2015 period. We declared a cash dividend per share of $0.47 in the second quarter of 2015 that was paid on July 7, 2015 to all shareholders of record as of June 26, 2015.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. Based on the total remaining amount of $70.1 million available under the repurchase program, approximately 0.6 million shares, or 0.8% of shares outstanding (based on the market price and shares outstanding as of June 30, 2015) could be repurchased under the program as of June 30, 2015. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended June 30, 2015, we repurchased 247,174 shares on the open market at an aggregate cost of $28.2 million or an average of $113.90 per share. During the six months ended June 30, 2015, we repurchased 345,287 shares on the open market at an aggregate cost of $38.8 million or an average of $112.41 per share. We expect total purchases during 2015 to be in line with or moderately higher than total purchases made during 2014. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017, and increased our quarterly dividend for the third quarter of 2015 by 20%, to $0.56 per share.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first six months of 2015 or 2014.
We expect to contribute a total of approximately $30 million to our non-U.S. pension plans during 2015. During the six months ended June 30, 2015, $35.0 million of contributions were made to our qualified U.S. pension plans. For the six months ended June 30, 2015, we have contributed $22.5 million related to our non-U.S. pension plans and $2.1 million related to our non-qualified U.S. pension plans.
During the second quarter of 2015, the Company acquired Ottens Flavors for approximately $188.8 million (net of cash acquired), which was funded from existing resources.
On July 30, 2015, we completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group, ("Lucas Meyer") for approximately Euro 283 million ($311 million). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). This acquisition is not expected to have a material impact on the consolidated financial statements.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at June 30, 2015 our covenant compliance provided overall borrowing capacity of $1,659 million.
As of June 30, 2015 we had $55 million of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the facility was $923.1 million at June 30, 2015.
At June 30, 2015, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2015 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 0.88 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

27

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

	Twelve Months Ended June 30,
(DOLLARS IN MILLIONS)	2015	2014
Net income	$431.2	$377.5
Interest expense	45.5	45.8
Income taxes	121.9	128.8
Depreciation and amortization	81.4	95.9
Specified items (1)	0.8	0.4
Non-cash items (2)	19.3	23.1
Adjusted EBITDA	$700.1	$671.5

(1)	Specified items for the 12 months ended June 30, 2015 of $0.8 million consist of restructuring charges.

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

	June 30,
(DOLLARS IN MILLIONS)	2015	2014
Total debt	$998.0	$935.7
Adjustments:
Deferred gain on interest rate swaps	(4.2)	(6.1)
Cash and cash equivalents	(377.3)	(326.9)
Net debt	$616.5	$602.7
As discussed in Note 13 to the Consolidated Financial Statements, at June 30, 2015, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
CONTINGENCIES
China Odor Matter
The Company has been notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. The Company has been addressing these issues by making investments in additional odor-abatement equipment.
The Company’s Flavors facility in China was temporarily idled and another facility is currently operating at a reduced workload. The Company is also making additional odor-abatement investments across all of its China facilities while it continues to work with the various authorities in China. To meet production requirements, the Company has moved a portion of its Chinese Flavors production to other IFF and third party facilities. If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding our expectations concerning (i) our Vision 2020 strategy and its impact on our ability to meet long-term financial growth targets in 2015 and in 2016 to 2020, (ii) our competitive position in the market and financial performance in 2015, (iii) expected cost pressures in 2015, (iv) capital spending in 2015, (v) cash flows to fund future operations and to meet debt service requirements, (vi) expected share repurchases and expected payout ratio in 2015, (vii) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects and (viii) the ultimate resolution of pending tax matters with the Spanish and Brazilian tax authorities. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•	the economic and political risks associated with our international operations;

•	our ability to benefit from our investments and expansion in emerging markets;

•	our ability to successfully reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects;

•	fluctuations in the quality and availability of raw materials;

•	our ability to successfully execute acquisitions, collaborations and joint ventures;

•	our ability to manage unanticipated costs and other adverse financial impact in connection with our acquisitions, collaborations and joint ventures;

•	changes in consumer preferences and demand for our products or decline in consumer confidence and spending;

•	our ability to implement our business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	our ability to implement our Vision 2020 strategy, including building differentiation and accelerating profitable growth to achieve long-term financial targets in 2015 and in 2016 to 2020;

•	our ability to successfully develop new and competitive products that appeal to its customers and consumers;

•	the impact of a disruption in our supply chain or our relationship with our suppliers;

•	our ability to successfully manage inventory and working capital;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of our facilities;

•	the impact of currency fluctuations or devaluations in our principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on our cash flow and results of operations;

•	our ability to optimize our manufacturing facilities, including the achievement of expected cost savings and increased efficiencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on us, our operations or our representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	our ability to attract and retain talented employees;

•
the direct and indirect costs and other financial impact that may result from any business disruptions due to political instability, armed hostilities, incidents of terrorism, natural disasters, or the responses to or repercussion from any of these or similar events or conditions;

•	our ability to quickly and effectively implement our disaster recovery and crisis management plans; and

•	adverse changes due to accounting rules or regulations.
New risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risks on our business. Accordingly, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any public statements or disclosures by the Company following this report that modify or impact any of the forward-looking statements contained in or accompanying this report will be deemed to modify or supersede such outlook or other forward-looking statements in or accompanying this report.
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2014 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit and adjusted operating margin (which excludes the acquisition related costs, operational improvement initiative costs, restructuring charges and tax settlements), and (iii) adjusted effective tax rate (which excludes acquisition related costs, operational improvement initiative costs, restructuring charges and tax settlements). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Foreign Currency Reconciliation

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Operating Profit	Operating Profit
% Change - Reported (GAAP)	(3)%	—%
Items impacting comparability (1)	2%	1%
% Change - Adjusted (Non-GAAP)	(1)%	1%
Currency Impact	8%	8%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	7%	9%
_______________________
(1) Includes items impacting comparability of $6.5 million and $7.5 for the three and six months ended June 30, 2015, respectively and includes $3.3 million and $6.0 million of items impacting comparability for the three and six months ended June 30, 2014, respectively.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2015 period.

B. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

(DOLLARS IN THOUSANDS)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Ottens Flavors	$1.2	$1.2

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
Prior to June 30, 2015, we were a party to dividend withholding tax controversies in Spain. As of June 30, 2015, the three dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of these three controversies.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the second quarter of 2015.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 - 30, 2015	22,259	$117.53	22,259	$95,657,211
May 1 - 31, 2015	44,125	116.65	44,125	90,510,231
June 1 - 30, 2015	180,790	112.78	180,790	70,120,414
Total	247,174	$113.90	247,174	$70,120,414

(1)
Shares were repurchased pursuant to the repurchase program announced in December 2012, with repurchases beginning in the first quarter of 2013. Repurchases under the program are limited to $250 million in total repurchase price, and the expiration date is December 31, 2016. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

10.1	Form of Equity Choice Program Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alison A. Cornell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Alison A. Cornell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 10, 2015	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 10, 2015	By:	/s/ Alison A. Cornell
Alison A. Cornell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Form of Equity Choice Program Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alison A. Cornell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Alison A. Cornell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

