Form 10-Q
period 2015-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2015-11-09
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   Â
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   Â
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   Â No  ☑
Number of shares outstanding as of October 26, 2015: 80,250,212

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$272,276	$478,573
Trade receivables (net of allowances of $8,217 and $9,147, respectively)	569,608	493,768
Inventories: Raw materials	284,503	275,161
Work in process	19,338	17,705
Finished goods	285,622	275,863
Total Inventories	589,463	568,729
Deferred income taxes	12,586	27,709
Prepaid expenses and other current assets	194,818	141,248
Total Current Assets	1,638,751	1,710,027
Property, plant and equipment, at cost	1,779,422	1,766,746
Accumulated depreciation	(1,070,520)	(1,046,478)
	708,902	720,268
Goodwill	932,307	675,484
Other intangible assets, net	323,054	76,557
Deferred income taxes	179,447	183,047
Other assets	129,224	129,238
Total Assets	$3,911,685	$3,494,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$133,056	$8,090
Accounts payable	254,344	216,038
Accrued payroll and bonus	55,228	71,264
Dividends payable	44,995	37,968
Other current liabilities	199,697	185,448
Total Current Liabilities	687,320	518,808
Long-term debt	1,057,992	934,232
Deferred gains	44,154	46,535
Retirement liabilities	354,507	354,333
Other liabilities	171,563	118,024
Total Other Liabilities	1,628,216	1,453,124
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of September 30, 2015 and December 31, 2014 and outstanding 80,356,014 and 80,777,590 shares as of September 30, 2015 and December 31, 2014	14,470	14,470
Capital in excess of par value	136,786	140,008
Retained earnings	3,569,911	3,350,734
Accumulated other comprehensive loss	(611,636)	(540,430)
Treasury stock, at cost - 35,502,176 shares as of September 30, 2015 and 35,080,600 shares as of December 31, 2014	(1,517,659)	(1,446,221)
Total Shareholders’ Equity	1,591,872	1,518,561
Noncontrolling interest	4,277	4,128
Total Shareholders’ Equity including noncontrolling interest	1,596,149	1,522,689
Total Liabilities and Shareholders’ Equity	$3,911,685	$3,494,621

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$765,092	$773,813	$2,307,540	$2,332,451
Cost of goods sold	417,966	433,702	1,269,097	1,298,281
Gross profit	347,126	340,111	1,038,443	1,034,170
Research and development expenses	62,750	63,701	188,725	191,635
Selling and administrative expenses	127,663	123,212	382,560	379,864
Restructuring and other charges, net	—	608	(170)	912
Operating profit	156,713	152,590	467,328	461,759
Interest expense	11,855	10,968	34,357	34,048
Other expense (income), net	1,959	(563)	(3,315)	(3,761)
Income before taxes	142,899	142,185	436,286	431,472
Taxes on income	36,452	34,770	96,206	107,064
Net income	106,447	107,415	340,080	324,408
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(48,368)	(25,046)	(81,326)	(26,872)
(Losses) gains on derivatives qualifying as hedges	(12,498)	5,748	(6,381)	7,806
Pension and postretirement net liability	5,478	3,951	16,501	12,716
Other comprehensive loss	(55,388)	(15,347)	(71,206)	(6,350)
Total comprehensive income	$51,059	$92,068	$268,874	$318,058

Net income per share - basic	$1.32	$1.32	$4.20	$3.98
Net income per share - diluted	$1.31	$1.31	$4.18	$3.95
Average number of shares outstanding - basic	80,330	80,942	80,602	80,981
Average number of shares outstanding - diluted	80,737	81,508	81,052	81,556
Dividends declared per share	$0.56	$0.47	$1.50	$1.25
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$340,080	$324,408
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	65,099	68,678
Deferred income taxes	13,134	7,496
Gain on disposal of assets	(341)	(2,351)
Stock-based compensation	18,355	19,627
Pension contributions	(61,125)	(34,493)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(108,563)	(47,929)
Inventories	(31,655)	(21,609)
Accounts payable	54,482	(2,459)
Accruals for incentive compensation	(13,781)	(45,482)
Other current payables and accrued expenses	34,585	(977)
Other assets/liabilities, net	(15,575)	52,594
Net cash provided by operating activities	294,695	317,503
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received (including $15 million of contingent consideration related to the Aromor acquisition in 2014)	(493,469)	(102,500)
Additions to property, plant and equipment	(66,632)	(97,820)
Proceeds from life insurance contracts	868	17,750
Maturity of net investment hedges	9,735	(472)
Proceeds from disposal of assets	3,431	2,506
Net cash used in investing activities	(546,067)	(180,536)
Cash flows from financing activities:
Cash dividends paid to shareholders	(113,875)	(95,113)
Net change in bank borrowings and overdrafts	—	8,926
Deferred financing costs	—	(1,023)
Repayments of debt	(30,000)	—
Proceeds from issuance or drawdown of long-term debt	279,998	4,100
Proceeds from issuance of stock under stock plans	288	1,361
Excess tax benefits on stock-based payments	11,704	6,080
Purchase of treasury stock	(81,237)	(52,453)
Net cash provided by (used in) financing activities	66,878	(128,122)
Effect of exchange rate changes on cash and cash equivalents	(21,803)	(9,514)
Net change in cash and cash equivalents	(206,297)	(669)
Cash and cash equivalents at beginning of year	478,573	405,505
Cash and cash equivalents at end of period	$272,276	$404,836
Interest paid, net of amounts capitalized	$42,871	$26,407
Income taxes paid	$71,167	$63,007
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2014 Annual Report on Form 10-K (“2014 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2015 and 2014 quarters, the actual closing dates were October 2, and September 26, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform with current year presentation. Additionally, an adjustment has been made to accounts payable and accrued liabilities to correct the classification of certain amounts included in the accompanying December 31, 2014 consolidated balance sheet and a corresponding adjustment has been made to the September 30, 2014 consolidated statement of cash flows. These revisions are not considered material to the previously issued financial statements.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance relating to the adjustments made during the measurement period for items in a business combination. Specifically, the new guidance would require adjustments related to the finalization of estimates to be recorded in the period when they are determined and to provide certain additional disclosures. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.
In July 2015, the FASB issued authoritative guidance relating to the measurement of inventory costs, which more closely aligns the measurement of inventory in Generally Accepted Accounting Principles with the measurement of inventory in International Financial Reporting Standards. This guidance is effective for years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.
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
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue and, in August 2015, issued authoritative guidance delaying the effective adoption date of that guidance by one year. The guidance is applicable to all entities and, based on the revised adoption date, is effective for annual and interim periods beginning after

December 15, 2017. Adoption as of the original effective date is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash from operations from participating in these programs increased approximately $0.2 million for the nine months ended September 30, 2015 compared to an increase of approximately $19.4 million for the nine months ended September 30, 2014. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2015	2014	2015	2014
Basic	80,330	80,942	80,602	80,981
Assumed dilution under stock plans	407	566	450	575
Diluted	80,737	81,508	81,052	81,556
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2015 and 2014.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented, and the number of PRS outstanding as of September 30, 2015 and 2014 was immaterial. Net income allocated to such PRS was $0.5 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively and $1.6 million and $1.9 million during the nine months ended September 30, 2015 and 2014, respectively.
Note 3. Acquisitions:
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group ("Lucas Meyer"). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). Lucas Meyer was acquired in order to strengthen and expand Fragrance Ingredients. Total consideration was approximately Euro 284 million ($312 million), including approximately $4.8 million of cash acquired. The Company paid Euro 282 million (approximately $310 million) for this acquisition, which was funded from existing resources, and recorded a liability of approximately Euro 2 million (approximately $2 million). The purchase price exceeded the fair value of existing net assets by approximately $289 million. The excess was allocated principally to identifiable intangible assets (approximately $169 million), goodwill (approximately $174 million) and approximately $54 million to deferred taxes. Separately identifiable intangible assets are principally related to customer relationships and proprietary technology. The intangible assets are being amortized using lives ranging from 10-20 years. The purchase price allocation is preliminary pending final valuations and is expected to be completed by the fourth quarter of 2015, with the assignment of final values and applicable useful lives of intangible assets. No pro forma financial information for 2015 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income.
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). Ottens Flavors was acquired in order to strengthen the IFF Flavors business in North America. The Company paid approximately $198.9 million (including approximately $10.4 million of cash acquired)

for this acquisition, which was funded from existing resources. The purchase price exceeded the fair value of existing net assets by approximately $162 million. The excess was allocated principally to identifiable intangible assets (approximately $85 million) and goodwill (approximately $78 million). Separately identifiable intangible assets are principally related to customer relationships and proprietary flavors technology. The intangible assets are being amortized using lives ranging from 5-17 years. The purchase price allocation is preliminary pending finalization of the purchase price and is expected to be completed by the fourth quarter of 2015. No pro forma financial information for 2015 is presented as the impact of the acquisition is immaterial.
2014 Activity
Aromor
During the first quarter of 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"). Aromor is part of the IFF Fragrances Ingredients business. The Company paid $102.6 million (including $0.1 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price exceeded the carrying value of existing net assets by approximately $56 million. The excess was allocated principally to identifiable intangible assets (approximately $53 million), goodwill (approximately $10 million) and approximately $9 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. The intangible assets are being amortized using lives ranging from 13-19 years. Additionally, the consideration included $15 million related to post-combination contingent consideration, held in escrow, which is being expensed by the Company as it is earned by the selling shareholders.
Note 4. Restructuring and Other Charges, Net:
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, during 2014, the Company recorded total charges of $13.8 million, consisting of $2.2 million related to severance, $10.3 million related to accelerated depreciation, and $1.3 million in plant shutdown and other related costs. During the nine months ended September 30, 2015, the Company recorded a net credit of $0.2 million principally related to the reversal of severance accruals.
Changes in employee-related restructuring liabilities during the nine months ended September 30, 2015, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
December 31, 2014	$759	$—	$759
Additional charges (reversals), net	(357)	187	(170)
Payments and other costs	(282)	(187)	(469)
September 30, 2015	$120	$—	$120
Note 5. Other Intangible Assets, Net:
Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Gross carrying value (1)	$475,473	$218,676
Accumulated amortization	(152,419)	(142,119)
Total	$323,054	$76,557

(1)	Includes patents, trademarks, technological know-how and other intellectual property, valued at acquisition.
The increase in intangible assets for the nine months ended September 30, 2015 relates to the acquisitions of Ottens Flavors and Lucas Meyer, as discussed in Note 3.
Amortization
Amortization expense was $5.4 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively and $10.3 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively. Annual amortization is expected to be $15.9 million for the full year 2015, $23.9 million for the years 2016 through 2018, and $23.2 million for the years 2019 through 2020.

Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2015	December 31, 2014
Senior notes - 2007	6.40%	2017-27	$500,000	$500,000
Senior notes - 2006	6.14%	2016	125,000	125,000
Senior notes - 2013	3.20%	2023	299,802	299,782
Credit facility	1.31%	2019	247,655	—
Bank overdrafts and other			14,866	12,335
Deferred realized gains on interest rate swaps			3,725	5,205
			1,191,048	942,322
Less: Current portion of long-term debt			(133,056)	(8,090)
			$1,057,992	$934,232
Note 7. Income Taxes:
Uncertain Tax Positions
At September 30, 2015, the Company had $15.5 million of unrecognized tax benefits recorded in Other liabilities and $0.5 million recorded in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2015, the Company had accrued interest and penalties of $0.7 million classified in Other liabilities.
As of September 30, 2015, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $16.7 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
As of September 30, 2015, the three dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of these three controversies.
Effective Tax Rate
The effective tax rate for the three months ended September 30, 2015 was 25.5% compared with 24.5% for the three months ended September 30, 2014. The quarter-over-quarter increase is largely due to mix of earnings partially offset by lower loss provisions and lower expected repatriation costs in 2015. The effective tax rate for the nine months ended September 30, 2015 was 22.1% compared with 24.8% for the nine months ended September 30, 2014. The year-over-year decrease is primarily due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded.

Note 8. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRS, purchased restricted stock units, restricted stock units ("RSUs"), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Equity-based awards	$5,495	$5,593	$18,355	$19,627
Liability-based awards	782	452	3,355	3,216
Total stock-based compensation expense	6,277	6,045	21,710	22,843
Less: tax benefit	(1,914)	(1,899)	(6,326)	(6,970)
Total stock-based compensation expense, after tax	$4,363	$4,146	$15,384	$15,873
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
Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Net sales:
Flavors	$359,103	$358,708	$1,108,689	$1,100,726
Fragrances	405,989	415,105	1,198,851	1,231,725
Consolidated	$765,092	$773,813	$2,307,540	$2,332,451
Segment profit:
Flavors	$79,803	$79,747	$256,546	$258,614
Fragrances	90,893	86,615	252,416	259,253
Global expenses	(6,874)	(12,882)	(27,067)	(49,182)
Restructuring and other charges, net	—	(608)	170	(912)
Acquisition and related costs (1)	(6,830)	—	(13,896)	—
Operational improvement initiative costs (2)	(279)	(282)	(841)	(6,014)
Operating profit	156,713	152,590	467,328	461,759
Interest expense	(11,855)	(10,968)	(34,357)	(34,048)
Other (expense) income, net	(1,959)	563	3,315	3,761
Income before taxes	$142,899	$142,185	$436,286	$431,472

(1)	Acquisition and related costs are associated with the acquisitions of Ottens Flavors and Lucas Meyer as discussed in Note 3, including inventory step-up charges related to the inventory acquired.

(2)
Operational improvement initiative costs relate to the closing of a smaller facility in Europe in the 2014 period and certain manufacturing activities in Asia in both the 2015 and 2014 periods, while transferring production to larger facilities in each respective region.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2015 and 2014 were $182 million and $162 million, respectively and for the nine months ended September 30, 2015 and 2014 were $520 million and $495 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2015 and 2014 were $583 million and $612 million, respectively and for the nine months ended September 30, 2015 and 2014 were $1,788 million and $1,837 million, respectively. No country other than the U.S. had net sales in any period presented greater than 9.0% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$984	$530	$2,952	$2,299
Interest cost on projected benefit obligation	5,954	6,349	17,860	18,812
Expected return on plan assets	(8,083)	(6,906)	(24,248)	(20,732)
Net amortization and deferrals	5,203	4,720	15,607	13,229
Net periodic benefit cost	4,058	4,693	12,171	13,608
Defined contribution and other retirement plans	1,847	1,964	6,075	5,866
Total expense	$5,905	$6,657	$18,246	$19,474

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$4,220	$2,772	$12,659	$10,722
Interest cost on projected benefit obligation	6,283	8,298	18,848	25,250
Expected return on plan assets	(12,712)	(12,576)	(38,137)	(37,731)
Net amortization and deferrals	3,397	2,058	10,189	8,012
Loss due to settlements and special terminations	—	32	—	32
Net periodic benefit cost	1,188	584	3,559	6,285
Defined contribution and other retirement plans	1,923	1,886	5,211	4,508
Total expense	$3,111	$2,470	$8,770	$10,793
The Company expects to contribute a total of approximately $30 million to its non-U.S. pension plans during 2015. During the three months ended September 30, 2015, there were no contributions made to the qualified U.S. pension plans, but during the nine months ended September 30, 2015, $35.0 million of contributions were made. In the three and nine months ended September 30, 2015, $3.6 million and $26.1 million of contributions were made to the non-U.S. plans, respectively. In the three and nine months ended September 30, 2015, $1.1 million and $3.2 million of benefit payments were made with respect to the Company’s non-qualified U.S. pension plan, respectively.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Service cost for benefits earned	$301	$326	$901	$971
Interest cost on projected benefit obligation	1,082	1,197	3,246	3,672
Net amortization and deferrals	(712)	(1,124)	(2,134)	(3,082)
Total postretirement benefit expense	$671	$399	$2,013	$1,561

The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2015. In the three and nine months ended September 30, 2015, $1.4 million and $4.8 million of contributions were made.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2015.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$272,276	$272,276	$478,573	$478,573
Credit facilities and bank overdrafts (2)	262,521	262,521	12,335	12,335
Long-term debt: (3)
Senior notes - 2007	500,000	576,155	500,000	587,650
Senior notes - 2006	125,000	129,110	125,000	133,137
Senior notes - 2013	299,802	299,577	299,782	296,290

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)
The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.
Derivatives
The Company periodically enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with our intercompany loans, foreign currency receivables and payables, and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Four of these forward currency contracts matured during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During 2015 and 2014, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and nine months ended September 30, 2015.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2015 and December 31, 2014:

(DOLLARS IN THOUSANDS)	September 30, 2015	December 31, 2014
Foreign currency contracts	$283,550	$191,150
Interest rate swaps	$775,000	$425,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$6,690	$2,149	$8,839
Interest rate swaps	4,409	—	4,409
	$11,099	$2,149	$13,248
Derivative liabilities (b)
Foreign currency contracts	$3,725	$2,263	$5,988
Interest rate swaps	4,772	—	4,772
	$8,497	$2,263	$10,760

	December 31, 2014
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$16,637	$4,398	$21,035
Interest rate swaps	683	—	683
	$17,320	$4,398	$21,718
Derivative liabilities (b)
Foreign currency contracts	$6	$1,055	$1,061

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,
	2015	2014
Foreign currency contracts	$(1,979)	$17,517	Other expense (income), net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
	2015	2014
Foreign currency contracts	$8,097	$18,942	Other expense (income), net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	(7,794)	5,680	Cost of goods sold	6,956	(1,221)
Interest rate swaps (1)	(4,703)	69	Interest expense	(69)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(547)	5,097	N/A	—	—
Total	$(13,044)	$10,846		$6,887	$(1,290)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	(1,815)	7,601	Cost of goods sold	11,540	(2,699)
Interest rate swaps (1)	(4,565)	207	Interest expense	(207)	$(207)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	2,984	5,395	N/A	—	—
Total	$(3,396)	$13,203		$11,333	$(2,906)

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow hedges during the three and nine months ended September 30, 2015 and 2014. The ineffective portion of the net investment hedges was not material during the three and nine months ended September 30, 2015 and 2014.
The Company expects that approximately $8.7 million (net of tax) of derivative gains included in AOCI at September 30, 2015, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(81,326)	4,952	—	(76,374)
Amounts reclassified from AOCI	—	(11,333)	16,501	5,168
Net current period other comprehensive income (loss)	(81,326)	(6,381)	16,501	(71,206)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2015	$(254,668)	$5,990	$(362,958)	$(611,636)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(26,872)	4,900	—	(21,972)
Amounts reclassified from AOCI	—	2,906	12,716	15,622
Net current period other comprehensive income (loss)	(26,872)	7,806	12,716	(6,350)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2014	$(131,150)	$3,794	$(271,705)	$(399,061)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	13,189	(3,723)	Cost of goods sold
Interest rate swaps	(207)	(207)	Interest expense
	(1,649)	1,024	Provision for income taxes
	$11,333	$(2,906)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$—	$(32)	(a)
Prior service cost	3,472	3,489	(a)
Actuarial losses	(27,134)	(21,648)	(a)
	7,161	5,475	Provision for income taxes
	$(16,501)	$(12,716)	Total, net of income taxes

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
At September 30, 2015, we had total bank guarantees and standby letters of credit of approximately $31.3 million with various financial institutions. Included in the above aggregate amount is a total of $13.2 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2015.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $12.0 million as of September 30, 2015.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At September 30, 2015, we had available lines of credit (in addition to the Credit Facility discussed in Note 8 of our 2014 Form 10-K) of approximately $68.0 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2015.
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
The Company’s Flavors facility in China was temporarily idled and another facility is currently operating at a reduced workload. The Company has been making and will continue to make additional odor-abatement investments across all of its China facilities while it continues to work with the various authorities in China. To meet production requirements, the Company has moved a portion of its Chinese Flavors production to other IFF and third party facilities. If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $25.2 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Based on the information available as of September 30, 2015, we estimate a range of reasonably possible loss related to the matters above, collectively, is $0-$31 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Company background
We create, manufacture and supply flavors and fragrances that are used in the food, beverage, personal care and household products industries either in the form of compounds or individual ingredients, including cosmetic active ingredients. Our flavors and fragrance compounds combine a large number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our perfumers and flavorists.
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
Our fragrances are a key component in the world’s finest perfumes and best-known consumer brands, including beauty care, fabric care, personal wash and home care products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into broad market categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. In addition, Fragrance Ingredients (which includes Lucas Meyer as of July 31, 2015), that are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, are included in the Fragrances business unit.
The flavors and fragrances market is part of a larger market which supplies a variety of ingredients and components that consumer products companies utilize in their products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic ingredients. In 2014, the flavors and fragrances market, in which we compete, was estimated to be at least $18 billion; however the exact size of the global market is not available due to fragmentation of data. We, together with the other top three companies, are estimated to comprise approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.
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
2015 Progress
During the third quarter of 2015, we completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group, ("Lucas Meyer") for approximately Euro 284 million ($312 million). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). This acquisition did not have a material impact on our Consolidated Statement of Comprehensive Income. The acquisition strengthened and expanded Fragrance Ingredients.
During the second quarter of 2015, we completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors") for approximately $198.9 million. The acquisition did not have a material impact on our consolidated financial statements. The acquisition strengthened our position in the targeted North American market for Flavors.
Net sales during the third quarter of 2015 declined 1% on a reported basis but increased 7% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of acquisitions contributing approximately 3% to both reported and currency neutral basis growth rates. The currency neutral growth of 4%, excluding acquisitions, reflects new win performance (net of losses) in Fragrance Compounds and Flavors and lower volume erosion on existing business, which was partially offset by declines in Fragrance Ingredients.
Exchange rate fluctuations had an 800 basis point (bps) unfavorable impact on net sales for the third quarter, driven mainly by the weakening of the Euro against the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased year-over-year to 45.4% in the third quarter of 2015 from 44.0% in the 2014 period. Included in the third quarter of 2015 was $2.8 million of acquisition-related inventory "step-up" costs and costs associated with operational improvement initiatives, compared to $0.3 million of costs related to operational improvement initiatives included in the 2014 period. Excluding these items, gross margin increased 30 bps compared to the prior year period. The overall raw material cost base is essentially benign. We believe input costs will increase less than 1% in 2015 as higher prices on certain categories, such as naturals, will largely offset benefits associated with oil-based derivatives that are expected to occur later in 2015. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the third quarter of 2015 decreased approximately 1%. In currency neutral terms, sales increased 7%, reflecting new win performance in both Fragrance Compounds and Flavors, lower volume erosion on existing business and the effect of acquisitions (which added approximately 3% to both reported and currency neutral basis amounts). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had growth in two of our four regions and currency neutral growth in both Consumer Fragrances and Flavors. Flavors realized currency neutral growth of 8% for the third quarter of 2015, including approximately half of the growth coming from acquisitions. Our Fragrance business achieved currency neutral growth of 6%, with approximately one-third of the growth coming from acquisitions. Fragrances growth principally reflects new win performance in our Consumer Fragrances end-use categories, led by sales in Fabric Care. Growth in Fragrance Ingredients was driven entirely by the inclusion of acquisitions. Overall, our third quarter 2015 results include 4% from developed markets and 3% from emerging markets which each represented 50% of currency neutral sales. From a geographic perspective, for the third quarter, North America (NOAM), Europe, Africa and the Middle East (EAME), Latin America (LA) and Greater Asia (GA) all delivered currency neutral growth in 2015, led by NOAM with 13%.
Operating profit
Operating profit increased $4.1 million to $156.7 million (20.5% of sales) in the 2015 third quarter compared to $152.6 million (19.7% of sales) in the comparable 2014 period. The three months ended September 30, 2015 included operational improvement initiative costs of $0.3 million and $6.8 million of acquisition related costs compared to $0.9 million of restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit was $163.8 million (21.4% of sales) for the third quarter of 2015 compared to $153.5 million (19.8% of sales) for the third quarter of 2014. Foreign currency changes had an unfavorable impact on operating profit of approximately 3% in the third quarter of 2015.
Other expense (income), net
Other expense (income), net decreased $2.6 million to $2.0 million of expense in the third quarter of 2015 compared to $0.6 million of income in the third quarter of 2014. The year-over-year decrease is primarily driven by lower foreign exchange gains on working capital and lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.

Net income
Net income decreased by $1.0 million quarter-over-quarter to $106.4 million for the third quarter of 2015.
Cash flows
Cash flows from operations for the nine months ended September 30, 2015 were $294.7 million or 12.8% of sales, compared to cash inflow from operations of $317.5 million or 13.6% of sales for the nine months ended September 30, 2014. The decrease in cash flow from operations in 2015 reflects higher cash outflows from core working capital (trade receivables, inventories and accounts payable) and higher pension contributions in the 2015 period, which were only partially offset by higher net income and lower payments for incentive compensation.
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2015	2014	Change	2015	2014	Change
Net sales	$765,092	$773,813	(1)%	$2,307,540	$2,332,451	(1)%
Cost of goods sold	417,966	433,702	(4)%	1,269,097	1,298,281	(2)%
Gross profit	347,126	340,111		1,038,443	1,034,170
Research and development (R&D) expenses	62,750	63,701	(1)%	188,725	191,635	(2)%
Selling and administrative (S&A) expenses	127,663	123,212	4%	382,560	379,864	1%
Restructuring and other charges, net	—	608	(100)%	(170)	912	(119)%
Operating profit	156,713	152,590		467,328	461,759
Interest expense	11,855	10,968	8%	34,357	34,048	1%
Other expense (income), net	1,959	(563)	(448)%	(3,315)	(3,761)	(12)%
Income before taxes	142,899	142,185		436,286	431,472
Taxes on income	36,452	34,770	5%	96,206	107,064	(10)%
Net income	$106,447	$107,415	(1)%	$340,080	$324,408	5%
Diluted EPS	$1.31	$1.31	—%	$4.18	$3.95	6%
Gross margin	45.4%	44.0%	140	45.0%	44.3%	70
R&D as a percentage of sales	8.2%	8.2%	—	8.2%	8.2%	—
S&A as a percentage of sales	16.7%	15.9%	80	16.6%	16.3%	30
Operating margin	20.5%	19.7%	80	20.3%	19.8%	50
Adjusted operating margin (1)	21.4%	19.8%	160	20.9%	20.1%	80
Effective tax rate	25.5%	24.5%	100	22.1%	24.8%	(270)
Segment net sales
Flavors	$359,103	$358,708	0%	$1,108,689	$1,100,726	1%
Fragrances	405,989	415,105	(2)%	1,198,851	1,231,725	(3)%
Consolidated	$765,092	$773,813		$2,307,540	$2,332,451

(1)
Adjusted operating margin excludes operational improvement initiative costs of $0.3 million and acquisition and related costs of $6.8 million for the three months ended September 30, 2015 and excludes $0.9 million of restructuring and operational improvement initiative costs for the three months ended September 30, 2014. For the nine months ended September 30, 2015, adjusted operating margin excludes the benefit from Restructuring and other charges, net of $0.2 million, operational improvement initiative costs of $0.8 million and acquisition related costs of $13.9 million compared to the exclusion of $6.9 million of Restructuring and other charges, net and operational improvement initiative costs during the comparable 2014 period.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2015 IN COMPARISON TO THIRD QUARTER 2014
Sales
Sales for the third quarter of 2015 totaled $765.1 million, a decrease of 1% from the prior year quarter. Excluding the impact of foreign currency, currency neutral sales increased 7%, as a result of new win performance in both Fragrance Compounds and Flavors, lower volume erosion on existing business and the effect of acquisitions. On both a reported and currency neutral basis, the effect of acquisitions was approximately 3% to net sales amounts. Overall organic currency neutral growth includes 4% from developed markets and 3% from emerging markets.
Flavors Business Unit
Flavors reported sales were essentially flat with the prior year period while currency neutral sales growth was 8% during the third quarter of 2015 compared to the 2014 period. Acquisitions accounted for approximately 4.5% of the growth in both reported and currency neutral basis amounts. In addition, the overall performance reflects lower volume erosion on existing business and new win performance. The currency neutral increase was due to mid to high single-digit growth in Beverage and Dairy. The Flavors business delivered currency neutral growth in NOAM, EAME and LA, led by LA. Sales in LA were driven by double-digit gains in Beverage and Savory. Sales in EAME were driven by high single-digit gains in Beverage. NOAM sales were led by double-digit gains in Dairy and mid single-digit gains in Beverage.
Fragrances Business Unit
The Fragrances business experienced a decline of 2% in reported sales and a 6% increase in currency neutral sales for the third quarter of 2015 compared to the third quarter of 2014. Acquisitions accounted for approximately one-third of the growth in both reported and currency neutral basis amounts. The overall currency neutral increase was primarily driven by double-digit gains in our Fabric Care category and mid to high single-digit gains in our Hair Care, Home Care and Personal Wash categories in addition to mid single-digit growth in Fragrance Ingredients, which included the acquisition of Lucas Meyer. Our Fragrance Compounds and Fragrance Ingredients, which includes Lucas Meyer, both saw currency neutral sales growth of 6% over the prior year period. Excluding the effects of acquisitions, Fragrance Ingredients sales declined mid single-digits on a currency neutral basis.
Sales Performance by Region and Category

		% Change in Sales-Third Quarter 2015 vs. Third Quarter 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	4%	8%	4%	6%	19%	13%
EAME	Reported	-11%	-12%	-9%	-11%	-12%	-11%
	Currency Neutral (1)	5%	5%	6%	5%	4%	5%
LA	Reported	-13%	9%	-5%	2%	9%	4%
	Currency Neutral (1)	-8%	13%	9%	7%	20%	11%
GA	Reported	-23%	2%	6%	2%	-6%	-3%
	Currency Neutral (1)	-22%	5%	7%	4%	0%	2%
Total	Reported	-9%	0%	-3%	-2%	0%	-1%
	Currency Neutral (1)	1%	7%	6%	6%	8%	7%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 19%, which included the impact of acquisitions, and high double-digit growth in Dairy. NOAM Fragrance sales increased 6% in the third quarter of 2015, principally due to double-digit gains in Home Care and Hair Care as well as high single-digit gains in Fabric Care and Personal Wash and low single-digit gains in Fine Fragrances and Fragrance Ingredients, which included the impact of acquisitions.

•
EAME Flavors currency neutral sales growth of 4% was led by high single-digit growth in Beverage. EAME Fragrance currency neutral sales increased 5% overall, driven mainly by double-digit growth in Fabric Care and mid single-digit growth in Fine Fragrance and Fragrance Ingredients, which included the impact of acquisitions, that more than offset low single-digit declines in Toiletries and Hair Care.

•
LA Flavors currency neutral sales were up 20% driven by double-digit gains in the Savory and Beverage categories as well as high single-digit growth in Sweet. LA Fragrances currency neutral sales increased 7% overall, principally led by double-digit gains in Hair Care, Fabric Care and Toiletries, as well as high single-digit gains in Fragrance Ingredients, which more than offset high single-digit declines in Fine Fragrances.

•
GA Flavors currency neutral sales remained consistent with the prior year period. GA Fragrances currency neutral sales growth of 4% was principally driven by double-digit gains in Fabric Care and high single-digit gains in Personal Wash, with mid single-digit gains in Fragrance Ingredients, which included the impact of acquisitions, that more than offset double-digit declines in Fine Fragrances.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 140 bps to 54.6% in the third quarter of 2015 compared to 56.0% in the third quarter of 2014. Included in cost of goods sold was $2.8 million of charges related principally to acquisition-related inventory "step-up" costs as well as operational improvement initiative costs in 2015 compared to $0.3 million of restructuring and operational improvement initiative related costs in 2014.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, was essentially flat compared to the prior year period at 8.2% in the third quarter of 2015 versus 8.2% in the third quarter of 2014.
Selling and Administrative (S&A) Expenses
S&A expenses increased $4.5 million to $127.7 million or 16.7%, as a percentage of sales, in the third quarter of 2015 compared to 15.9% in the third quarter of 2014. The $4.5 million increase is principally due to spending to support the future growth of the Company, including acquisition related expenses, partially offset by the impact of currency and lower incentive compensation expense.
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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$79,803	$79,747
Fragrances	90,893	86,615
Global expenses	(6,874)	(12,882)
Restructuring and other charges, net	—	(608)
Acquisition and related costs	(6,830)	—
Operational improvement initiative costs	(279)	(282)
Operating profit	$156,713	$152,590
Profit margin
Flavors	22.2%	22.2%
Fragrances	22.4%	20.9%
Consolidated	20.5%	19.7%

Flavors Segment Profit
Flavors segment profit remained consistent at $79.8 million in the third quarter of 2015, or 22.2% as a percentage of sales, with $79.7 million, or 22.2% as a percentage of sales, in the comparable 2014 period. Solid growth and the addition of Ottens Flavors along with productivity initiatives and sales mix were offset by unfavorable currency impacts and incremental operating costs associated with the China Flavors facility.

Fragrances Segment Profit
Fragrances segment profit increased approximately 5% to $90.9 million in the third quarter of 2015, or 22.4% as a percentage of sales, compared to $86.6 million, or 20.9% as a percentage of sales, in the comparable 2014 period. The increase in segment profit and profit margin was primarily due to strong growth in Consumer Fragrances, ongoing cost savings initiatives, lower incentive compensation expense and a slight impact from the addition of Lucas Meyer.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2015, Global expenses were $6.9 million compared to $12.9 million during the third quarter of 2014. The decrease was principally driven by the favorable impact of our cash flow hedging program and lower incentive compensation expense.
Interest Expense
Interest expense increased $0.9 million to $11.9 million in the third quarter of 2015 compared to $11.0 million in the 2014 period. Average cost of debt was 4.3% for the 2015 three month period compared to 4.7% for the 2014 three month period.
Other Expense (Income), Net
Other expense (income), net decreased by approximately $2.6 million to $2.0 million of expense in the third quarter of 2015 versus $0.6 million of income in the comparable 2014 period. The year-over-year decrease was primarily driven by lower foreign exchange gains and lower amounts of income related to lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.
Income Taxes
The effective tax rate for the three months ended September 30, 2015 was 25.5% compared with 24.5% for the three months ended September 30, 2014. Excluding the impact of items affecting comparability in the current quarter, the third quarter 2015 adjusted effective tax rate was 24.9%, or 40 bps higher than the third quarter 2014 adjusted effective tax rate of 24.5%, largely due to mix of earnings partially offset by lower loss provisions and lower expected repatriation costs in 2015.

FIRST NINE MONTHS OF 2015 IN COMPARISON TO FIRST NINE MONTHS OF 2014
Sales
Sales for the first nine months of 2015 totaled $2.3 billion, a decrease of 1% from the prior year period. Excluding the impact of foreign currency, currency neutral sales increased 6%. Acquisitions accounted for approximately one-third and one-sixth of the growth in reported and currency neutral net sales amounts, respectively. The overall increase on a currency neutral basis of 6% was primarily due to new win performance in both Flavors and Fragrance Compounds and lower volume erosion on existing business. Overall currency neutral growth was driven by 6% growth in emerging markets.
Flavors Business Unit
Flavors reported sales growth was 1%, and currency neutral sales growth was 8% during the first nine months of 2015 compared to the 2014 period. Acquisitions accounted for less than half of the net sales growth on a currency neutral basis. The overall currency neutral increase of 8% primarily reflects new wins and volume growth. The increase was due to high single-digit growth in Beverage and Dairy as well as low single-digit growth in Savory. The Flavors business delivered currency neutral growth in all regions, led by LA. Sales in LA were driven by double-digit gains in Beverage and Savory categories. Sales in EAME were led by mid to high single-digit growth in Savory and Beverage. GA sales were led by mid single-digit gains in Savory and Beverage and sales in NOAM were led by double-digit gains in Dairy and mid single-digit gains in Sweet.
Fragrances Business Unit
The Fragrances business experienced a decline of 3% in reported sales but a 5% increase in currency neutral sales for the first nine months of 2015 compared to the 2014 period. Acquisitions accounted for approximately one-fifth of the growth in net sales on a currency neutral basis. The overall increase on a currency neutral basis was primarily driven by double-digit gains in our Fabric Care and Home Care categories and high single-digit gains in Hair Care, which more than offset low single-digit declines in Toiletries. Our Fragrance Compounds saw currency neutral sales growth of 6%, while Fragrance Ingredients, which included the impact of acquisitions, remained consistent with the prior year period. Excluding the effects of acquisitions, Fragrance Ingredients sales declined low to mid single-digits on a currency neutral basis.

Sales Performance by Region and Category

		% Change in Sales-First Nine Months 2015 vs. First Nine Months 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-5%	4%	-11%	-2%	11%	5%
EAME	Reported	-10%	-7%	-9%	-8%	-9%	-9%
	Currency Neutral (1)	7%	10%	2%	7%	6%	7%
LA	Reported	-11%	12%	-1%	5%	10%	7%
	Currency Neutral (1)	-7%	15%	2%	8%	18%	11%
GA	Reported	2%	0%	1%	0%	-1%	-1%
	Currency Neutral (1)	3%	2%	7%	3%	3%	3%
Total	Reported	-9%	1%	-7%	-3%	1%	-1%
	Currency Neutral (1)	0%	8%	0%	5%	8%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 11%, which included the impact of acquisitions, and had double-digit gains in Dairy and low to mid single-digit gains in Beverage and Sweet. NOAM Fragrance sales decreased 2% in the first nine months of 2015, principally due to double-digit declines in Fragrance Ingredients and Toiletries and mid single-digit declines in Fine Fragrances, that were only partially offset by double-digit growth in Fabric Care and high single-digit growth in Home Care categories.

•
EAME Flavors currency neutral sales growth of 6% was led by high single-digit growth in Beverage and mid single-digit growth in Savory. EAME Fragrance currency neutral sales increased 7% overall, driven mainly by double-digit growth in Fabric Care and Home Care categories as well as mid single-digit gains in Fine Fragrance and low single-digit gains in Fragrance Ingredients, which included the impact of acquisitions.

•
LA Flavors currency neutral sales were up 18% driven by double-digit gains in the Beverage and Savory and high single-digit growth in Sweet. LA Fragrances currency neutral sales increased 8% overall, principally led by double-digit gains in Fabric Care, Home Care and Hair Care as well as low single-digit gains in Fragrance Ingredients, which more than offset high single-digit declines in Fine Fragrances and mid single-digit declines in Toiletries.

•
GA Flavors had currency neutral sales growth of 3% principally from low to mid single-digit gains in Beverage and Savory. GA Fragrances had currency neutral sales growth of 3%, principally driven by high single-digit growth in Fragrance Ingredients, which included the impact of acquisitions, as well as mid single-digit growth in Toiletries and Fine Fragrances and low single-digit growth in Fabric Care and Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 70 bps to 55.0% in the first nine months of 2015 compared to 55.7% in the 2014 period. Included in cost of goods sold was $4.1 million of charges related to operational improvement initiative costs and acquisition-related inventory "step-up" costs in 2015 compared to $6.0 million of restructuring and operational improvement initiative costs in 2014.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, remained essentially flat with the prior year period at 8.2% for the first nine months of 2015 compared to 8.2% in the 2014 period.
Selling and Administrative (S&A) Expenses
S&A expenses increased slightly to $382.6 million or 16.6%, as a percentage of sales, in the first nine months of 2015 compared to 16.3% in the 2014 period. The increase in S&A expenses was due to acquisition-related expenses which were partially offset by lower incentive compensation expense.

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

	Nine Months Ended September 30, 2015
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$256,546	$258,614
Fragrances	252,416	259,253
Global expenses	(27,067)	(49,182)
Restructuring and other charges, net	170	(912)
Acquisition and related costs	(13,896)	—
Operational improvement initiative costs	(841)	(6,014)
Operating profit	$467,328	$461,759
Profit margin
Flavors	23.1%	23.5%
Fragrances	21.1%	21.0%
Consolidated	20.3%	19.8%

Flavors Segment Profit
Flavors segment profit decreased approximately 1% to $256.5 million in the first nine months of 2015, or 23.1% as a percentage of sales, compared to $258.6 million, or 23.5% as a percentage of sales, in the comparable 2014 period. The decrease in segment profit and profit margin was driven primarily by unfavorable foreign currency impacts, lower incentive compensation in the prior year, scale up costs of new sites in Turkey and Indonesia and other one-off costs, including incremental operating costs associated with the China Flavors facility. These costs were only partially offset by net wins, productivity initiatives and sales mix. The acquisition of Ottens Flavors did not significantly impact Flavors segment profit for the 2015 period.
Fragrances Segment Profit
Fragrances segment profit declined approximately 3% to $252.4 million in the first nine months of 2015, or 21.1% as a percentage of sales, compared to $259.3 million, or 21.0% as a percentage of sales, in the comparable 2014 period. The decline in segment profit was primarily due to unfavorable foreign currency impacts, which were partially offset by favorable volume growth. The acquisition of Lucas Meyer did not significantly impact Fragrances segment profit for the 2015 period.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2015, Global expenses were $27.1 million compared to $49.2 million during the 2014 period. The decrease was principally driven by the favorable impact of our cash flow hedging program and lower incentive compensation expense.
Restructuring and Other Charges, Net
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. During the nine months ended September 30, 2015, the Company recorded a net credit of $0.2 million consisting of additional plant shutdown and other related costs of $0.2 million, net of a reversal of severance accruals of $0.4 million.
Interest Expense
Interest expense increased $0.4 million to $34.4 million in the first nine months of 2015 compared to the 2014 period. Average cost of debt was 4.6% for the 2015 nine month period compared to 4.9% for the 2014 nine month period.

Other Expense (Income), Net
Other expense (income), net decreased by approximately $0.5 million to $3.3 million of income in the first nine months of 2015 versus $3.8 million of income in the comparable 2014 period. The year-over-year decrease is primarily driven by lower foreign exchange gains and lower amounts of income related to lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.
Income Taxes
The effective tax rate for the nine months ended September 30, 2015 was 22.1% compared with 24.8% for the nine months ended September 30, 2014, primarily due to a benefit of $10.5 million recorded in the first quarter of 2015 as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded. Excluding the impact of items affecting comparability in the current period, the 2015 period adjusted effective tax rate was 24.1%, or 90 basis points lower than the 2014 period adjusted effective tax rate of 25.0%. The year-over-year decrease is largely due to lower loss provisions and lower expected repatriation costs in 2015.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $272.3 million at September 30, 2015 compared to $478.6 million at December 31, 2014, of which $204.9 million of the balance at September 30, 2015 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on accumulated earnings of our foreign subsidiaries because we have the ability and plan to reinvest the undistributed earnings indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities in the first nine months of 2015 were $294.7 million compared to $317.5 million in the first nine months of 2014. The decrease in operating cash flows for the first nine months of 2015 compared to 2014 is principally driven by higher cash outflows from core working capital and higher pension contributions in the 2015 period, which were only partially offset by higher net income and lower payments for incentive compensation.
Working capital (current assets less current liabilities) totaled $951.4 million at September 30, 2015, compared to $1,191.2 million at December 31, 2014. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash from operations from participating in these programs increased approximately $0.2 million for the nine months ended September 30, 2015 compared to an increase of approximately $19.4 million for the nine months ended September 30, 2014. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first nine months of 2015 used $546.1 million compared to $180.5 million in the prior year period. The increase in cash paid for investing activities is primarily driven by the acquisitions of Ottens Flavors and Lucas Meyer during 2015. The Company acquired 100% of the outstanding shares of Ottens Flavors and Lucas Meyer for approximately $188.5 million (net of cash acquired) and $305.0 million (net of cash acquired), respectively.
Additions to property, plant and equipment were $66.6 million during the first nine months of 2015 compared to $97.8 million in the first nine months of 2014. We expect additions to property, plant and equipment to approach 4-5% of our sales in 2015.
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net financing activities in the first nine months of 2015 provided $66.9 million of cash inflows compared to a use of $128.1 million in the first nine months of 2014. The increase in cash provided by financing activities principally reflects the net drawdown on the credit facility of $250 million during 2015 as compared to the 2014 period, which was only partially offset by higher treasury stock purchases and higher dividend payments during 2015 as compared to 2014.
At September 30, 2015, we had $1,191.0 million of debt outstanding compared to $942.3 million outstanding at December 31, 2014.
We paid dividends totaling $113.9 million in the 2015 period. We declared a cash dividend per share of $0.56 in the third quarter of 2015 that was paid on October 6, 2015 to all shareholders of record as of September 25, 2015.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $277.7 million available under the amended repurchase program, approximately 2.6 million shares, or 3.2% of shares outstanding (based on the market price and shares outstanding as of September 30, 2015) could be repurchased under the program as of September 30, 2015. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended September 30, 2015, we repurchased 380,828 shares on the open market at an aggregate cost of $42.4 million or an average of $111.40 per share. During the nine months ended September 30, 2015, we repurchased 726,115 shares on the open market at an aggregate cost of $81.2 million or an average of $111.88 per share. We expect total purchases during 2015 to be in line with or moderately higher than total purchases made during 2014. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first nine months of 2015 or 2014.
We expect to contribute a total of approximately $30 million to our non-U.S. pension plans during 2015. During the nine months ended September 30, 2015, $35.0 million of contributions were made to our qualified U.S. pension plans. For the nine months ended September 30, 2015, we have contributed $26.1 million related to our non-U.S. pension plans and $3.2 million related to our non-qualified U.S. pension plans.
During the third quarter of 2015, we acquired Lucas Meyer for approximately $305.0 million (net of cash acquired), which was funded from existing resources.
During the second quarter of 2015, we acquired Ottens Flavors for approximately $188.5 million (net of cash acquired), which was funded from existing resources.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at September 30, 2015 our covenant compliance provided overall borrowing capacity of $1,380 million.
As of September 30, 2015 we had $248 million of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $692.8 million at September 30, 2015.
At September 30, 2015, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2015 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.3 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended September 30,
(DOLLARS IN MILLIONS)	2015	2014
Net income	$430.2	$385.9
Interest expense	46.4	45.2
Income taxes	123.6	128.7
Depreciation and amortization	86.0	90.7
Specified items (1)	0.2	1.0
Non-cash items (2)	19.7	23.4
Adjusted EBITDA	$706.1	$674.9

(1)	Specified items for the 12 months ended September 30, 2015 of $0.2 million consist of restructuring charges.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	September 30,
(DOLLARS IN MILLIONS)	2015	2014
Total debt	$1,191.0	$943.2
Adjustments:
Deferred gain on interest rate swaps	(3.7)	(5.7)
Cash and cash equivalents	(272.3)	(404.8)
Net debt	$915.0	$532.7
As discussed in Note 13 to the Consolidated Financial Statements, at September 30, 2015, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
CONTINGENCIES
China Odor Matter
The Company has been notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. The Company has been addressing these issues by making investments in additional odor-abatement equipment.
The Company’s Flavors facility in China was temporarily idled and another facility is currently operating at a reduced workload. The Company has been making and will continue to make additional odor-abatement investments across all of its China facilities while it continues to work with the various authorities in China. To meet production requirements, the Company has moved a portion of its Chinese Flavors production to other IFF and third party facilities. If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding our expectations concerning (i) our Vision 2020 strategy and its impact on our ability to meet long-term financial growth targets in 2015 and in 2016 to 2020, (ii) our long-term financial targets, (iii) our competitive position in the market and financial performance in 2015, (iv) expected cost pressures in 2015, (v) capital spending in 2015, (vi) cash flows to fund future operations and to meet debt service requirements, (vii) expected share repurchases and expected payout ratio in 2015 and (viii) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	volatility and increases in the price of raw materials, energy and transportation;

•
the economic, regulatory and political risks associated with our international operations including currency transfer restrictions imposed by foreign governments and regulations and interpretations regarding government support;

•	our ability to benefit from our investments and expansion in emerging markets;

•	our ability to successfully reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects;

•	fluctuations in the quality and availability of raw materials;

•	our ability to successfully execute acquisitions, collaborations and joint ventures;

•	our ability to manage unanticipated costs and other adverse financial impact in connection with our acquisitions, collaborations and joint ventures;

•	changes in consumer preferences and demand for our products or decline in consumer confidence and spending;

•	our ability to implement our business strategy, including the achievement of anticipated cost savings, profitability, realization of price increases and growth targets;

•	our ability to implement our Vision 2020 strategy, including building differentiation and accelerating profitable growth to achieve long-term financial targets in 2015 and in 2016 to 2020;

•	our ability to successfully develop new and competitive products that appeal to our customers and consumers;

•	the impact of a disruption in our supply chain or our relationship with our suppliers;

•	our ability to successfully manage inventory and working capital;

•	the effects of any unanticipated costs and construction or start-up delays in the expansion of any of our facilities;

•	the impact of currency fluctuations or devaluations in our principal foreign markets;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of possible pension funding obligations and increased pension expense, particularly as a result of changes in asset returns or discount rates, on our cash flow and results of operations;

•	our ability to optimize our manufacturing facilities, including the achievement of expected cost savings and increased efficiencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on us, our operations or our representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and foreign tax legislation or adverse results of tax audits, assessments, or disputes;

•	our ability to attract and retain talented employees;

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

A. Foreign Currency Reconciliation

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Operating Profit	Operating Profit
% Change - Reported (GAAP)	3%	1%
Items impacting comparability (1)	4%	2%
% Change - Adjusted (Non-GAAP)	7%	3%
Currency Impact	3%	6%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	10%	9%
_______________________
(1) Includes items impacting comparability of $7.1 million and $14.6 million for the three and nine months ended September 30, 2015, respectively, and includes $0.9 million and $6.9 million of items impacting comparability for the three and nine months ended September 30, 2014, respectively.
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

B. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

(DOLLARS IN THOUSANDS)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Ottens Flavors	$1.8	$3.0
Lucas Meyer	$1.7	$1.7

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
Prior to September 30, 2015, we were a party to dividend withholding tax controversies in Spain. As of September 30, 2015, the three dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of these three controversies.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the third quarter of 2015.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 - 31, 2015	167,731	$110.96	167,731	$51,508,886
August 1 - 31, 2015	147,026	113.94	147,026	284,757,026
September 1 - 30, 2015	66,071	106.86	66,071	277,696,480
Total	380,828	$111.40	380,828	$277,696,480

(1)
Shares were repurchased pursuant to the repurchase program originally announced in December 2012, with repurchases beginning in the first quarter of 2013. In August 2015, the Board of Directors amended the program, authorizing an additional $250 million and extending the program through December 31, 2017. Repurchases under the amended program are limited to $500 million in total repurchase price, and the expiration date is December 31, 2017. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 9, 2015	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 9, 2015	By:	/s/ Alison A. Cornell
Alison A. Cornell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Form of Equity Choice Program Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alison A. Cornell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Alison A. Cornell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

