Form 10-K
period 2015-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2016-03-01
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
For the purpose of reporting the following market value of registrant’s outstanding common stock, the term “affiliate” refers to persons, entities or groups which directly or indirectly control, are controlled by, or are under common control with the registrant and does not include individual executive officers, directors or less than 10% shareholders. The aggregate market value of registrant’s common stock not held by affiliates as of June 30, 2015 was $8,921,565,803.
As of February 15, 2016, there were 79,867,884 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 Annual Meeting of Shareholders (the “IFF 2016 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
When used in this report, the terms “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc., and its subsidiaries.

ITEM 1.	BUSINESS.
We are a leading global creator of flavors and fragrances (including cosmetic active ingredients) that are used in the food, beverage, personal care or household products industries. Our flavor and fragrance compounds combine a number of ingredients to produce proprietary formulas created by our flavorists and perfumers. Utilizing our capabilities in consumer insight, research and product development (“R&D”) and creative expertise, we partner with our customers to provide innovative and differentiated product offerings that drive consumer preference. We believe that this collaborative approach will generate market share gains for our customers.
Our approximately 6,700 employees, 34 manufacturing facilities and 33 creative centers are located in 35 different countries. We collaborate with our customers to develop the 38,000 products we provide our customers in approximately 150 countries. We believe we are well positioned to serve both our global customers as well as the increasing number of regional and specialty consumer goods producers. In addition, through our acquisition of Lucas Meyer Cosmetics (“Lucas Meyer”) in 2015, we have added to our portfolio active and functional ingredients, botanicals and delivery systems to support our customers’ cosmetic and personal care product lines.
We principally compete in the flavors and fragrances market, which is part of a larger market which supplies a wide variety of ingredients and compounds that are used in consumer products. The broader market includes large multinational companies and smaller regional and local participants that supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. The flavors and fragrances markets in which we compete were estimated by management to be $18.0 billion in 2014, and are forecasted to grow to approximately $21.6 billion by 2019, primarily driven by expected growth in emerging markets.
Source: Company estimates based on IAL Consultants: Overview of the Global Flavours & Fragrances market (9th edition, 2014).
In 2015, we achieved sales of approximately $3.0 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader ingredients and compounds market. Within the flavors and fragrances sub-segment of this broader market, the top four companies represent approximately two-thirds of the total estimated sales. In late 2015, we expanded our capabilities and product offerings into cosmetic actives through our acquisition of Lucas Meyer. We estimate the market size for cosmetic active ingredients to be approximately $1.5 billion as of 2015. We believe that our diversified business platform consisting of expansive geographic coverage, a broad product portfolio and a global and regional customer base, positions us to achieve long-term growth as the flavors and fragrances markets expand.

We operate in two business segments, Flavors and Fragrances. In 2015, our Flavors business represented 48% of our sales, while our Fragrances business represented 52% of sales. Our business is geographically diverse, with sales to customers in the four regions set forth below:

Region	% of 2015 Sales
Europe, Africa, Middle East	31%
Greater Asia	28%
North America	24%
Latin America	17%
We are committed to winning in emerging markets. We believe that significant future growth potential for the flavors and fragrances industry, and for our business, exists in the emerging markets (all markets except North America, Japan, Australia, and Western, Southern and Northern Europe). Over the past five years our currency neutral growth rate in emerging markets have outpaced that of developed markets. Despite current challenges experienced during 2015 in certain emerging markets, such as Brazil, Argentina and China, we expect this long-term trend to continue for the foreseeable future.
We have had operations in some of the largest emerging markets for multiple decades. As a result of these established operations, sales in emerging markets represented 51% of 2015 sales, up from 50% in 2014. As our customers in emerging markets grow their businesses, they will have the ability to leverage our long-standing presence and our extensive market knowledge to help drive their brands. During 2015, our 25 largest customers accounted for 52% of our sales. Sales to our largest customer accounted for 12% of our sales for each of the last three fiscal years. These sales were principally in our Fragrances business.
For financial information about our operating segments and the geographic areas in which we do business, please see Note 13 of our Consolidated Financial Statements included in this Form 10-K.
Vision 2020 Strategy
During 2015, we announced our Vision 2020 strategy, which focuses on building differentiation and accelerating growth. Our Vision 2020 strategy has four pillars:

(1)
Innovating Firsts - We seek to strengthen our position and drive differentiation in priority R&D platforms. We are sharply focused on key initiatives that are grounded in consumer needs, such as modulation, proteins and textures for flavors, new molecules and digital scents for fragrances, and delivery systems and naturals across both business units. In 2015, we launched four captive molecules to be used exclusively by our perfumers, and commercialized two new natural taste modulators.

(2)
Win Where We Compete - Our goal is to achieve a #1 or #2 market leadership position in key markets and categories and with specific customers. For example, we believe that there is opportunity to further improve our market share position in North America, where innovation-centric customers are expected to continue to drive one of the world’s largest flavor and fragrance markets. In the Middle East and Africa, which are among the fastest-growing regions globally, many of our international and domestic customers are strategizing to penetrate these key markets and we believe that we can leverage our existing relationships with them to increase our participation in these markets. In addition, we are targeting specific end-use categories, such as Home Care and Fine Fragrances, and customers, where innovation and creativity will fuel growth.

(3)
Become Our Customers' Partner of Choice - Our goal is to attain commercial excellence by providing our customers with in-depth local consumer understanding, industry-leading innovation, outstanding service and the highest quality products. In 2015, we won the North America innovation award with one of our largest flavor customers, which recognizes partners for their thought leadership. In addition, one of our global fragrance customers presented us with their Supplier Excellence award, an achievement designed to acknowledge their top performing business partners. We believe the addition of Lucas Meyer to our Fragrances business enhances our capabilities and product offerings needed to be a partner of choice. We believe that becoming our customers’ partner of choice will lead to incremental business opportunities for our customers and us.

(4)
Strengthen and Expand the Portfolio - We actively pursue value-creation through partnerships, collaborations, and acquisitions within flavors, fragrances and adjacencies. We prioritize opportunities that provide (i) access to new technologies, (ii) the ability to increase our market share in key markets and with key customers or (iii) access to adjacent products or services that will position us to leverage our expertise in science and technology and our customer base. As part of this pillar, we are targeting $500 million to $1 billion of incremental sales growth through acquisitions by 2020.
During 2015, we completed two acquisitions that are aligned with our Vision 2020 strategy. Through our acquisition of Ottens Flavors in May 2015, we strengthened our flavors market position in North America and increased our capabilities to serve small and mid-sized customers. We believe our acquisition of Lucas Meyer will expand our ingredients offerings into the cosmetic industry and thereby allow us to build greater customer intimacy and drive penetration into the skin care and hair care businesses.
Our Product Offerings
Flavors
Flavors are the key building blocks that impart taste experiences in food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. As a leading creator of flavor compounds, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our Flavors business is more regional in nature, with different formulas that reflect local taste preferences. We create our flavors in our regional creative centers that allow us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. We develop thousands of different flavors and taste offerings for our customers, most of which are tailor-made. We continually develop new formulas in order to meet changing consumer preferences and customer needs.
Our Flavors compounds are ultimately used by our customers in the following four end-use categories of consumer goods: (1) Savory, for use in soups, sauces, condiments, prepared meals, meat and poultry, potato chips and other savory snacks; (2) Beverages, for use in juice drinks, carbonated beverages, flavored waters and spirits, (3) Sweet, for use in bakery products, candy, chewing gum and cereal and (4) Dairy, for use in all dairy products such as yogurt, ice cream and cheese and other products that have a creamy flavor. We also offer a wide range of quality vanilla extracts and a variety of flavor solutions that build on our understanding of vanilla.
Our Vision 2020 Strategy in Flavors builds upon our strengths and focuses on addressing industry trends that will allow us to differentiate ourselves from our competitors and deliver accelerated growth. These trends include:
(1) Consumer Demand for Fresh, Authentic and Natural Products. As evidenced by recent trends in product labeling, consumers increasingly seek to understand what they are consuming. Our objective is to expand our naturals capabilities by offering our customers naturals and proprietary ingredients.
(2) Consumer Demand for Products That Promote Health and Wellness. Consumers, especially those in developed markets such as the United States and Western Europe, are increasingly seeking to focus on products which promote health and wellness and taste good. Often, this demand is translated into a desire to provide consumer products with reduced fat and salt. Our objective is to capture a significant share of this shift in consumer demand by continuing to expand our modulation technology, delivery systems and our naturals and proprietary ingredients.
(3) Expansion of Consumer Food Companies. The number of participants in the food industry continues to expand drastically, with mid-sized regional companies and companies focused on niche-product categories joining the traditional global companies to drive and accelerate product innovation. We intend to look for innovative and value-creating methods for serving this growing customer base as evidenced by our recent acquisition of Ottens Flavors which we believe will permit us to further penetrate small and mid-sized customers by delivering tailored solutions with the necessary agility, speed and responsiveness.
(4) New Sources of Protein. Sustainability concerns are driving the food industry to evaluate non-traditional sources of protein. As part of our R&D initiatives we seek to develop a comprehensive understanding of flavor interaction with protein and texture and develop taste solutions for new or alternative protein sources.
Fragrances
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries. Our Fragrance business is a vertically integrated operation, originating with the development in our research laboratories of naturals, synthetic and proprietary molecules and innovative delivery systems, progressing to our manufacturing facilities that produce these ingredients in a consistent, high-quality and cost-effective manner and transitioning to our creative centers where our perfumers partner with our customers to create unique fragrance compounds for use in a variety of end-use products.
By providing our fragrance development teams an extensive portfolio of innovative, high-quality and cost-effective ingredients to support their creativity, we are able to provide our customers with a unique identity for their brands. These ingredients or fragrance compounds can then be combined with our innovative delivery systems, including (i) our proprietary encapsulation technology, which consists of individual fragrance droplets coated with a protective polymetric shell to deliver superior fragrance performance throughout a product’s lifecycle and (ii) our exclusive polymer delivery system, PolyIFF, which is a “solid fragrance” technology that allows us to add scent to functional or molded plastic. These delivery systems are key differentiators that fuel the growth of our consumer fragrance compounds.
Our Fragrances business derives revenues from two sources, Fragrance Compounds and Ingredients.
Fragrance Compounds. Fragrance Compounds are unique and proprietary combinations of multiple ingredients that are ultimately used by our customers in their consumer goods. Our creative and commercial teams within Fragrance Compounds are organized into two broad categories: Fine Fragrances and Consumer Fragrances:

◦
Fine Fragrances - Fine Fragrances focuses on perfumes and colognes. IFF’s scientists and perfumers collaborate to develop new molecules, new natural extractions, and innovative processes that enliven perfumers' palettes and help them create unique, inspiring fragrances. We have created some of the industry-leading fine fragrance classics as well as cutting-edge niche fragrances, as evidenced by the number of top sellers and the successes of our new launches.

◦	Consumer Fragrances - Our Consumer Fragrances include five end-use categories of products:

▪	Fabric Care - laundry detergents, fabric softeners and specialty laundry products;

▪	Home Care - household cleaners, dishwashing detergents and air fresheners;

▪	Personal Wash, including bar soap and shower gel;

▪	Hair Care; and

▪	Toiletries.

Ingredients. While the principal role of our fragrance ingredients facilities is to support our Fragrance Compounds business, we utilize our excess manufacturing capacity to manufacture and sell certain fragrance ingredients to third parties. We believe that this business allows us to leverage our fixed costs while maintaining the security of supply for our perfumers and ultimately our customers. Ingredients available for sale to third parties include innovative ingredients that leverage our manufacturing experience as well as a limited amount of cost-competitive, commodity ingredients. As our Fragrance Compounds business grows, we expect that the percentage of capacity allocated to the production of fragrance ingredients for sale to third parties will decrease.

With approximately 1,000 separate fragrance, active and functional cosmetic active ingredients, plus additional botanicals and delivery systems acquired in the recent Lucas Meyer transaction, we believe we are a leader in the industry with the breadth of our product portfolio.
Our Vision 2020 strategy in Fragrances builds upon our strengths to differentiate ourselves from our competitors and deliver accelerated growth. Specifically, we intend to focus on:
(1) Consumer Demand for Natural and Organic Products. Increased demand for natural ingredients is a primary driver of future growth in Fine Fragrances. We believe that our in-house naturals operations, led by Laboratoire Monique Rémy (“LMR”) in Grasse, France, are industry leading in the processing of quality materials and offer decades of experience understanding natural products and perfecting the process of transforming naturals, such as narcissus, jasmine and blackcurrant bud, into pure absolutes that retain the unique fragrance of their origin. Our objective is to expand our naturals capabilities by offering our clients naturals and proprietary ingredients.
(2) Transparency in Labeling. As consumers worldwide seek to require transparency in labeling, our customers will progressively seek to differentiate their products through proprietary molecules and unique delivery systems. A major emphasis of our research program is the creation of new proprietary molecules and ingredients.
(3) Sustainability. Consumers aspire to purchase products that are earth-friendly and sustainable. As part of Vision 2020, we have committed to strengthen our sustainable practices and become the leader within our industry.
(4) Delivery Systems. We continue to invest in our delivery system technologies, including expansion of our market-leading encapsulation technology, which we believe will allow us to differentiate our products and those of our customers. Our encapsulation technology extends, controls the release of and increases aromas in a variety of consumer products. With our acquisition of Lucas Meyer, we expanded our portfolio to offer multi-functional delivery systems with cosmetic actives that work to enhance skin penetration, protect the active against interactions with other ingredients, provide long-lasting release, facilitate formulation of challenging ingredients and allow a better-targeted action.
Our Fragrances business collaborates with some of the world’s leading art and fashion schools to tap into the creative minds of the future leaders of fashion and design. We collaborate with scientists, writers, artists, musicians and film makers to expose our perfumers to new and constantly evolving creative territories and approaches.

Research and Product Development Process
Consumer Insights
We believe that the first step to creating a unique scent or taste experience begins with gaining insight into the consumer. By developing a deep understanding of what consumers value and prefer, we are better able to focus our R&D and creative efforts. Our quest to bring new, exciting, and winning ideas to our clients begins with insight into the consumer.
Our consumer insight and marketing teams work tirelessly interpreting trends, monitoring product launches, analyzing quantitative market data, and conducting several hundred thousand consumer interviews annually. Our sensory experts direct research programs exploring topics such as fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling, and tingling), the genetic basis for flavor and fragrance preference, and the effects of aromas on mood, performance, health, and well-being.
Based on this information, we develop innovative programs to evaluate potential products that enable us to understand the emotional connections between a prospective product and the consumer. We believe this ability to pinpoint the likelihood of a product’s success translates into stronger brand equity, resulting in increased returns and greater market share gains for our customers as well as IFF.
Research and Development
We consider our R&D development infrastructure to be one of our key competencies and we focus and invest substantial resources in the research and development of new and innovative compounds, formulas and technologies and the application of these to our customers’ products. We spend approximately 8% of our sales on the research, development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preferences. Using the knowledge gained from our Consumer Insights program, we strategically focus our resources around key R&D platforms that address consumer needs or preferences, or anticipate future preferences. By aligning our resources around these platforms, we ensure the proper support and focus for each program so that it can be further developed and eventually accepted for commercial application. As a result of this investment, we have been granted 305 patents in the United States since 2000, including 15 in 2015, and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.
We principally conduct our R&D activities in Union Beach, New Jersey, where we employ scientists and application engineers who collaborate with our five other R&D centers around the world, to support the:

◦	discovery of new materials;

◦	development of new technologies, such as delivery systems;

◦	creation of new compounds; and

◦	enhancement of existing ingredients and compounds.
As of December 31, 2015, we employed about 1,400 people globally in R&D activities. We spent $246.1 million, $253.6 million and $259.8 million, or approximately 8%, 8% and 9% of sales in 2015, 2014 and 2013, respectively, on R&D activities.
Our ingredients research program discovers molecules found in natural substances and creates new molecules that are subsequently tested for their sensorial value. To broaden our offerings of natural, innovative and unique products, we seek collaborations with research institutions and other companies throughout the world. We have established a number of such collaborations, for example, our ongoing relationship with Amyris, to strengthen the pipeline of new and innovative molecules that we expect to launch in the coming years. To further strengthen and broaden technology offerings and capabilities, we acquired Lucas Meyer in 2015 to expand our product portfolio of ingredients for the cosmetic and personal care industries.
The development of new and customized flavor and fragrance compounds is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with flavorists and perfumers to develop flavor and fragrance compounds with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) an in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, we have a scientific advisory board comprised of five leading scientists that provide external perspectives and independent feedback on our R&D initiatives.
Creative Application
We also have a network of 33 creative centers around the world where we create or adapt the basic flavors or fragrances that we have developed in the R&D process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer insights and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the scents and tastes that our customers are seeking in order to satisfy consumer demands in each of their markets.
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
Our flavor and fragrance compound formulas are treated as trade secrets and remain our proprietary asset. Our business is not materially dependent upon any individual patent, trademark or license.
Supply Chain
We have an integrated supply chain from raw material sourcing through manufacturing, quality assurance, regulatory compliance and distribution, which permits us to provide our customers with consistent quality products on a timely and cost-effective basis.
Procurement
We use both natural and synthetic ingredients in our compounds. We purchase approximately 9,000 different raw materials from about 2,500 domestic and international suppliers. Approximately half of the materials we purchase are naturals or crop-related items and the other half are synthetics and chemicals. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals that are responsible for the fragrance or flavor of the natural product. Natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others are used after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients. We manufacture most of our synthetic ingredients for use in our fragrance compounds as well as for sale to others.
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
Manufacturing and Distribution
We have 34 manufacturing sites around the world that support more than 38,000 products. Our major manufacturing facilities are located in the United States, the Netherlands, Spain, Great Britain, Turkey, Brazil, Mexico, China, India, and Singapore. Our supply chain initiatives in developing markets are focused on increasing capacity and investments in key technologies. Within our more mature markets, we tend to focus on consolidation and cost optimization as well as implementing new technologies. In addition to our own manufacturing facilities, we develop relationships with third parties that permit us to expand access to the technologies, capabilities and capacity that we need to better serve our customers.
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
In 2015, we continued to invest in our facilities. We expanded our flavors facility located near Johannesburg, South Africa, to add flavor creation, application and sensory laboratories, and a pilot plant. We opened a new flavors facility in the U.S. near Chicago, Illinois and a new creative center and expansion of our manufacturing facilities in Gebze, Turkey. In addition to ongoing construction of a new manufacturing facility in Jakarta, Indonesia, we recently approved a new capital project to construct a second manufacturing facility in China and also initiated a study regarding our existing footprint and manufacturing capabilities that serve the Indian market.
Sustainability
As a leading global creator of flavors and fragrances for a wide variety of consumer products, sustainability has been an important part of how we do business. Our sustainability strategy, which is closely aligned with our Vision 2020 strategy, was first formalized in 2011 and consists of four pillars: our products; our impact; our sources; and our people. While the industry and our Company constantly evolve, we are committed to conducting our business in line with our dedication to the environment, to society and to the shareholders, customers and others that have placed their confidence in us. In 2015, we became a member of the World Business Council for Sustainable Development. We also became the first flavors and fragrances company to join the Together for Sustainability initiative and enter into growing consortium of multinational companies committed to ensuring sustainable practices throughout the supply chain. We were recognized by the CDP, earning a perfect score of 100 in disclosure and an A in performance for our strategies and actions to mitigate climate change. In addition, IFF-LMR Naturals received its fourth For Life Social Responsibility designation, in cooperation with our Vetiver partner in Haiti. The For Life designation recognizes an organization’s adherence to specific sustainability criteria, including transparency, environmental responsibility, fair working conditions and positive relations with producers and local communities.
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
In addition, we are subject to various rules relating to health, work safety and the environment at the local and international levels in the various countries in which we operate. Our manufacturing facilities throughout the world are subject to environmental standards relating to air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. In recent years, there has been a significant increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly. We expect that the trend of increased regulation will continue in the future.
Our products and operations are subject to regulation by governmental agencies in each of the markets in which we operate. These agencies include (1) the Food and Drug Administration and equivalent international agencies that regulate flavors and other ingredients in consumer products, (2) the Environmental Protection Agency and equivalent international agencies that regulate our manufacturing facilities, (3) the Occupational Safety and Health Administration and equivalent international agencies that regulate the working conditions in our manufacturing, research laboratories and creative centers, (4) local and international agencies that regulate trade and customs, (5) the Drug Enforcement Administration and other local or international agencies that regulate controlled chemicals that we use in our operations and (6) the Chemical Registration/Notification authorities that regulate chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products. We have seen an increase in registration and reporting requirements concerning the use of certain chemicals in a number of countries.
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
The market for flavors and fragrances is highly competitive. Based on annual sales, our main competitors consist of (1) the three other large global flavor and fragrance manufacturers, Givaudan, Firmenich and Symrise, (2) mid-sized companies, (3) numerous local and regional manufacturers and (4) consumer product companies who may develop their own flavors or fragrances. We, together with the other top three companies, represent approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.
We believe that our ability to compete successfully in the flavors and fragrances sub-market is based on (1) our understanding of consumers, (2) innovation, arising from the creative skills of our perfumers and flavorists and the technological advances resulting from our research and development activities, (3) our ability to create products which are tailor-made for our customers’ needs, (4) developing strong customer intimacy and (5) driving efficiency in all that we do.
Large multinational customers and, increasingly, mid-sized customers, may limit the number of their suppliers by placing some on “core lists,” giving them priority for development and production of their new or modified products.
To compete more successfully in this environment, we must make continued investments in customer relationships and tailor our research and development efforts to anticipate customers’ needs, provide effective service and secure and maintain inclusion on certain “core lists.”

Employee Relations
At December 31, 2015, we had approximately 6,700 employees worldwide, of whom approximately 1,550 are employed in the United States. We believe that relations with our employees are good.
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

Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).

Executive Officers of Registrant
The current executive officers of the Company, as of March 1, 2016, are listed below.

Andreas Fibig	54	Chairman of the Board and Chief Executive Officer
Alison A. Cornell	53	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	53	Group President, Fragrances
Matthias Haeni	50	Group President, Flavors
Ahmet Baydar	63	Executive Vice President, Research and Development
Angelica T. Cantlon	64	Executive Vice President, Chief Human Resources Officer
Anne Chwat	56	Executive Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	47	Executive Vice President, Operations
Andreas Fibig has served as our Chairman since December 2014 and Chief Executive Officer since September 2014. Mr. Fibig has been a member of our Board of Directors since 2011. From 2008 to 2014, Mr. Fibig served as President and Chairman of the Board of Management of Bayer HealthCare Pharmaceuticals, the pharmaceutical division of Bayer AG. Prior to this position, Mr. Fibig held a number of positions of increasing responsibility at Pfizer Inc., a research-based pharmaceutical company, including as Senior Vice President in the US Pharmaceutical Operations group from 2007 through 2008 and as President, Latin America, Africa and Middle East from 2006 through 2007.
Alison A. Cornell has served as our Executive Vice President and Chief Financial Officer since July 2015. Prior to joining us, Ms. Cornell served as Corporate Senior Vice President and Chief Financial Officer of Covance Inc., a global drug development company, a position to which she was promoted in May 2012 after serving in two vice president positions of increasing responsibility. Prior to joining Covance in 2004, Ms. Cornell spent 19 years with AT&T, where she held leadership roles and positions of increasing responsibility. Ms. Cornell holds a Bachelor of Arts in psychology and a Master of Business Administration in marketing from Rutgers University. She is a graduate of the Program for Management Development at Harvard Business School, as well as numerous other professional development programs.
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
Ahmet Baydar has served as our Executive Vice President, Research and Development since August 2015, as our Senior Vice President, Research and Development from September 2010 to August  2015, and as our Vice President, Global Fragrance Research from February 2009 to August 2010. Prior to joining us, Dr. Baydar served as a Director of Shave Care and Integrated Shaving Systems at The Procter & Gamble Company, a branded consumer packaged goods company, and Vice President of R&D-Personal Care at The Gillette Company, a personal care products company.
Angelica T. Cantlon has served as our Executive Vice President, Chief Human Resources Officer since August  2015 and as our Senior Vice President, Human Resources from August 2009 to August 2015. Prior to joining us, Ms. Cantlon served as Senior Vice President-International Chief Administrative Officer of MetLife, Inc., an insurance and financial services company, from June 2005 to August 2009, and Senior Vice President- Human Resources Business Leader, of Metlife from September 1999 to June 2005.
Anne Chwat has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2015 and as our Senior Vice President, General Counsel and Corporate Secretary from April 2011 to August 2015. Prior to joining us, Ms. Chwat served as Executive Vice President and General Counsel of Burger King Holdings, Inc., a fast food hamburger restaurant company, from September 2004 to April 2011. From September 2000 to September 2004, Ms. Chwat served in various positions at BMG Music (now Sony Music Entertainment), including as Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.

Francisco Fortanet has served as Executive Vice President, Operations since August 2015 and as Senior Vice President, Operations from February 27, 2012 to August 2015. Mr. Fortanet joined our Company in 1995, and has served as our Vice President, Global Manufacturing Compounding from January 2007 to February 2012, our Vice President, Global Manufacturing from January 2006 to January 2007, our Regional Director of North America Operations from December 2003 to January 2005, the Project Manager of a Special Project in IFF Ireland from May 2003 to December 2003 and as our Plant Manager in Hazlet, New Jersey from October 1999 to May 2003.

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
The market for flavors and fragrances is highly competitive. We face vigorous competition from companies throughout the world, including multinational and specialized flavor, fragrance and cosmetic ingredients companies, as well as consumer product companies who may develop their own flavors, fragrances or cosmetic ingredients. In the flavors industry, we also face increasing competition from ingredient suppliers that have expanded their portfolios to include flavor offerings. Some of our competitors specialize in one or more of our product sub-segments, while others participate in many of our product sub-segments. In addition, some of our global competitors may have greater resources than we do or may have proprietary products that could permit them to respond to changing business and economic conditions more effectively than we can. Consolidation of our competitors may exacerbate these risks. As we are new to cosmetic ingredients, we may face greater competition-related risks in this industry than with our core historic flavor and fragrances business.
Competition in our business is based on innovation, product quality, regulatory compliance, pricing, quality of customer service, the support provided by marketing and application groups, and understanding of consumers. It is difficult for us to predict the timing, scale and success of our competitors’ actions in these areas. The discovery and development of new flavor and fragrance materials, protection of the Company’s intellectual property and development and retention of key employees are important issues in our ability to compete in our business. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending and this could have an adverse impact on sales and profitability.
During 2015, our 25 largest customers accounted for 52% of our sales, and sales to our largest customer accounted for 12% of our sales in each of the last three fiscal years. Disruption of sales to this customer or any of our other large customers for an extended period of time could adversely affect our business or financial results.

Large multinational customers, and increasingly, mid-sized customers are unilaterally limiting the number of their suppliers or rationalizing the number of products that they offer to increase their margins and profitability. As part of these initiatives, these customers are creating “core lists” of suppliers and giving these “core lists” suppliers priority for new or modified products. Recently, these customers are making inclusion on their “core lists” contingent upon a supplier providing more favorable commercial terms which may adversely affect our margins. These, and other profitability initiatives being pursued by our customers, reduce the market opportunity for which we compete and subject the volume and pricing of the remaining suppliers to downward pressure. To compete more successfully in this environment, we must continue to make investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, deliver supplies that contribute to our customers’ profitability, provide effective service and offer competitive cost-in-use solutions to secure and maintain inclusion on certain “core lists” and our share of our customers’ purchases. If we are unable to do so, it could adversely impact our future results of operations.

We may not be able to successfully identify and complete sufficient acquisitions to meet our Vision 2020 strategy, and even if we are able to do so, we may not realize the anticipated benefits of these acquisitions.
As part of our new Vision 2020 strategy, we intend to add between $500 million and $1.0 billion of sales growth through acquisitions within the flavors and fragrances industries and adjacencies. During 2015, we negotiated and closed two acquisitions which align with this strategic objective. Specifically, in May 2015, we completed the acquisition of Ottens

Flavors, a flavor supplier and developer and in July 2015, we completed the acquisition of Lucas Meyer Cosmetics, a developer, manufacturer and marketer of cosmetic active ingredients.
Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if we complete an acquisition, we may not realize the anticipated benefits of such acquisition. Our recent acquisitions have required, and any similar future transactions may also require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

•	diversion of management attention from managing our historical core business;

•	potential disruption of our historical core business of the acquired business;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the challenges related to the lack of experience in operating in the geographical or product markets of the acquired business;

•	challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•	the difficulties in assimilating employees and corporate cultures or in integrating systems and controls;

•	difficulties in anticipating and responding to actions that may be taken by competitors in response to the acquisitions;

•	potential loss of key employees, customers, suppliers or other partners of the acquired business; and

•	the assumption of and exposure to unknown or contingent liabilities of acquired businesses.
If any of our acquisitions do not perform as anticipated for any of the reasons noted above or otherwise, there could be a negative impact on our results of operations and financial condition.
The failure of key information technology systems or a breach of our information security may adversely affect our ability to conduct our business, subject us to increased operating costs and expose us to litigation.
We rely on information technology systems, including some managed by third-party providers, to conduct business and support our business processes, including product formulas, product development, sales, order processing, production, distribution, finance and intra-company communications throughout the world. These systems may be susceptible to disruptions or outages due to fire, floods, power loss, telecommunications failures, natural disasters, cyber attacks and similar events, or due to the poor performance of third-party providers. Effective response to such disruptions will require effort and diligence on the part of our employees and third-party providers to avoid any adverse impact to our business. In addition, our systems and proprietary data stored electronically may be vulnerable to computer viruses, cybercrime, computer hacking and similar information security breaches, which in turn could result in the unauthorized release or misuse of confidential or proprietary information about our business (including, but not limited to, the trade secrets upon which we rely to protect our proprietary fragrance and flavor formulations), employees, or customers, and disrupt our operations. Depending on their nature and scope, these threats could potentially lead to improper use of our systems and networks, manipulation and destruction of data or product non-compliance. The occurrence of any of these events could adversely affect our sales, subject us to increased operating costs and expose us to litigation.
The industries in which our customers operate are expanding and becoming increasingly decentralized, and if we and/or our customers are unable to adjust, our operating results and future growth may be adversely affected.
Our customers include large food and beverage companies, which operate in highly competitive industries and rely on continued consumer demand for their products. In recent years many of our customers have faced growing competition from mid-size regional companies and companies focused on niche-product categories driving and accelerating product innovation. Consequently, the food and beverage industry is expanding and becoming increasingly decentralized. If our customers fail to adequately address the challenges pertaining to this expansion and decentralization of business, it may adversely affect their operations or financial performance, and could have a corresponding material adverse effect on us. If our global customers’

market shares continue to erode and we are unable to gain market share with small and mid-sized customers in this evolved environment, our operating results and future growth could be adversely affected.
We have made investments in and are expanding our business into emerging markets, which exposes us to certain risks.
As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to focus on expanding our business in these markets. In addition to the currency and international operation risks described below, our operations in these markets may be subject to a variety of other risks. Emerging markets typically have a consumer base with limited or fluctuating disposable income and customer demand in these markets may fluctuate accordingly. As a result, decrease in customer demand in emerging markets may have an adverse effect on our ability to execute our growth strategy. In addition, emerging markets may have weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization or other government actions that may affect taxes, subsidies and incentive programs and the flow of goods and currency. In conducting our business, we move products from one country to another and may provide services in one country from a subsidiary located in another country. Accordingly, we are vulnerable to abrupt changes in customs and tax regimes that may have significant negative impacts on our financial condition and operating results.
We may not successfully develop and introduce new products that meet our customers’ needs, which may adversely affect our results of operations.
Our ability to differentiate ourselves and deliver growth in line with our Vision 2020 strategy largely depends on our ability to successfully develop and introduce new products and product improvements that meet our customers’ needs, and ultimately appeal to consumers. Innovation is a key element of our ability to develop and introduce new products. We cannot be certain that we will successfully achieve our innovation goals, such as the development of new molecules, new and expanded delivery systems and other technologies. We currently spend approximately 8% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to successfully develop products that meet our customers’ specifications, can be delivered at an acceptable cost in use and are accepted by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we “win” a project, our ability to generate revenues as a result of these investments is subject to numerous customer, economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, the level of promotional support for the launch, poor performance of our third-party vendors, anticipated sales by our customers not being realized or changes in market preferences or demands, or disruptive innovations by competitors.
Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
We must continually anticipate and react, in a timely and cost-effective manner, to changes in consumer preferences and demands, including changes in demand driven by increasing awareness of health and wellness and demands for transparency with respect to product ingredients. Consumers, especially in developed economies such as the United States and Western Europe, are shifting away from products containing artificial ingredients to “all natural,” healthier alternatives. In addition, there has been a growing demand by consumers and governmental agencies to provide more transparency in product labeling and our customers have been taking steps to address this demand, including by voluntarily providing product-specific fragrance ingredients disclosure. These two trends could affect the types and volumes of our flavors and fragrances that our customers include in their product offerings. If we are unable to react to or anticipate these trends in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
We may not succeed in establishing and maintaining collaborations, joint ventures or partnerships, and such arrangements may not lead to development or commercialization of products, which may limit our ability to execute our Vision 2020 strategy and adversely affect our future growth.
From time to time and in line with our new Vision 2020 strategy, we may evaluate and enter into collaborations, joint ventures or partnerships to enhance our research and development efforts. Our ability to generate revenues from such collaborations will depend on our partners’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. The process of establishing and maintaining collaborative relationships is difficult, time-consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, and the terms of the arrangements may not be favorable to us. Additionally, collaborations may not lead to development or commercialization of products in the most efficient manner, or at all. If we are unable to establish and maintain collaborative relationships on acceptable terms or to successfully transition terminated collaborative agreements, it could limit our ability to execute our Vision 2020 strategy and adversely affect our future growth.
The impact of currency fluctuation or devaluation in the international markets in which we operate may negatively affect our results of operations.
We have significant operations outside the United States, the results of which are reported in the local currency and then translated into United States dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the United States dollar have fluctuated and will continue to do so in the future. Changes in exchange rates between these local currencies and the United States dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. For example, the weakening of the Euro and several emerging market currencies in 2015 resulted in approximately $33 million impact on operating profit versus 2014. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.
Our international operations are subject to regulatory, political and other risks that could materially and adversely affect our revenues, cash flows or financial position.
We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2015, 77% of our net sales were to customers outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, are also described in many of the risk factors in this section and include the following:

•
governmental laws, regulations and policies adopted to manage national economic conditions, such as increases in taxes, austerity measures that may impact consumer spending, monetary policies that may impact inflation rates, currency fluctuations and sustainability of resources;

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

•
changes in the laws and policies that govern foreign investment in the countries in which we operate, including the risk of expropriation or nationalization, and the costs and ability to repatriate the profit that we generate in these countries;

•	risks and costs associated with political and economic instability, bribery and corruption, and social and ethnic unrest in the countries in which we operate;

•	difficulty in recruiting and retaining trained local personnel;

•	national and regional labor strikes in the countries in which we operate; or

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

Volatility and challenging economic conditions may adversely affect demand for consumer products using flavors and fragrances (including cosmetic active ingredients) may have a negative impact on our operating results and future growth.
Our flavors and fragrances (including cosmetic active ingredients) are components of a wide assortment of global consumer products throughout the world. Historically, demand for consumer products using flavors and fragrances (including cosmetic active ingredients) was stimulated and broadened by changing social habits and consumer needs, population growth, an expanding global middle-class and general economic growth, especially in emerging markets. The global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. While some segments of the global economy appear to be recovering, the ongoing global recessionary economic environment in Europe has, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets.
In addition, growth rates in the emerging markets have moderated from previous levels. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances (including cosmetic active ingredients), or order cancellations. For example, recent challenging economic conditions in China and Latin America, which culminated in the weakening of the Chinese yuan, Brazilian real and Argentinian peso, have undermined consumer confidence and resulted in our customers throughout the emerging markets taking a more cautious approach to managing their inventory.
The timing of placing of orders and the amounts of these orders are generally at our customers' discretion. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results.
It is currently anticipated that these challenging economic conditions will continue during 2016. To the extent that the volatility in global economic conditions continues, our sales, profitability and overall operating results could be adversely affected.
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
Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, which could adversely affect our operating results and future growth.
Our business operations and properties are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to close or relocate one or more of our production facilities, administrative, civil and criminal penalties, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. For example, in 2015 Chinese authorities notified us of compliance issues pertaining to the emission of odors from several of our plants in China and, consequently, our Flavors facility in China was temporarily idled and another facility was required to modify its production schedule. As a result of these issues, we invested approximately $6.5 million in odor-abatement equipment at these facilities and have approved a new capital project of approximately $45 million to construct a second flavors manufacturing facility in China. Such idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues reoccur in China or occur or in any other jurisdiction, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows from operations may be adversely affected.
Our ongoing optimization of our manufacturing facilities may not be as effective as we anticipate, and we may fail to realize the expected cost savings and increased efficiencies.

As part of our strategy, we seek to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth and technology needs. Many of our facilities are located in close proximity to our customers in order to minimize both our customers’ and our own costs. However, we may not have sufficient demand to utilize all of our production capacity and may be required to ship excess products to other regions in which we operate, which will increase our costs and decrease our margins. To operate more efficiently and control costs, from time to time we also execute rationalization activities, which include manufacturing facility consolidations. For example, we are in the midst of relocating our Ingredients facility in Hangzhou, China and constructing a new flavors site in Indonesia. We have also initiated a study regarding our existing footprint and manufacturing capabilities that serve the Indian market. The spending associated with these projects may result in capital spending above previous expectations. Our ability to realize anticipated cost savings, synergies and revenue enhancements from these activities may be affected by a number of factors and may pose significant risks, including:

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
We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. While raw material costs have been relatively stable during 2015, historically, we have experienced a considerable amount of price volatility in natural products that represent approximately half of our raw material purchases. Availability and pricing of these natural products can be impacted by crop size and quality, weather, alternative land use, and other factors which we cannot control.
If we are unable to increase the prices to our customers of our fragrance or flavor products to offset raw material and other input cost increases, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations and our profits and operating results could be adversely affected. Increases in prices of our products to customers may lead to declines in volume, and we may not be able to accurately predict the volume impact of price increases, which could adversely affect our financial condition and results of operations.
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
Gaps in our operational processes could adversely affect the quality of our finished products and result in a regulatory non-compliance event. If a product non-compliance event were to go undetected, it could subject us to customer claims, recalls, penalties, litigation costs and settlements, remediation costs or loss of sales. As our flavors, fragrances and cosmetic actives are used as ingredients in many products meant for human use or consumption, these consequences would be exacerbated if we or our customer did not identify the defect before the product reaches the consumer and there was a resulting impact at the consumer level. Such a result could lead to potentially large scale adverse publicity, recalls and potential consumer litigation. Furthermore, adverse publicity about our products, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to utilize significant resources to rebuild our reputation.
A disruption in our operations or our supply chain could adversely affect our business and financial results.
As a company engaged in research and development, manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems,disruption or loss of key research or manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. While we have research and development and manufacturing facilities throughout the world, many of these facilities are extremely specialized and certain of our facilities are the sole source of a specific ingredient or product. If our research and development activities or the manufacturing of ingredients or products were disrupted, the cost of relocating or replacing these activities or reformulating these ingredients or products may be substantial, which could result in production or development delays or otherwise have an adverse effect on our margins, operating results and future growth.
Our performance may be adversely impacted if we are not successful in managing our inventory and/or working capital balances.
We evaluate our inventory balances of materials based on shelf life, expected sourcing levels, known uses and anticipated demand based on forecasted customer order activity and changes in our product/sales mix. Efficient inventory management is a key component of our business success, financial returns and profitability. To be successful, we must maintain sufficient inventory levels and an appropriate product/sales mix to meet our customers’ demands, without allowing those levels to increase to such an extent that the costs associated with storing and holding other inventory adversely impact our financial results. If our buying decisions do not accurately predict sourcing levels, customer trends or our expectations about customer needs are inaccurate, we may have to take unanticipated markdowns or impairment charges to dispose of the excess or obsolete inventory, which can adversely impact our financial results. Additionally, we believe excess inventory levels of raw materials with a short shelf life in our manufacturing facilities subjects us to the risk of increased inventory shrinkage. If we are not successful in managing our inventory balances and shrinkage, our results of and cash flows from operations may be negatively affected.
We sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The cost of participating in these programs was immaterial to our results in all periods. Should we choose not to participate, or if these programs were no longer available, it could reduce our cash flows from operations in the period in which the arrangement ends.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the jurisdictions in which we operate.
The global nature of our business, the significance of our international revenue and our focus on emerging markets create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws and regulations in other countries generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or for other commercial advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate or may pursue opportunities in some jurisdictions, such as China, India, Brazil and Africa, which pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. In certain jurisdictions, compliance with anti-bribery laws may conflict with local customs and practices. From time to time, we have conducted and will conduct internal investigations of the relevant facts and circumstances, control testing and compliance reviews, and take remedial actions, when appropriate, to help ensure that we are in compliance with applicable corruption and similar laws and regulations. Detecting, investigating and resolving actual or alleged violations of the FCPA or similar laws is expensive and could consume significant time and attention of our senior management. We could be subject to inquiries or investigations by government and other regulatory bodies. Any allegations of non-compliance with the FCPA or similar laws could have a disruptive effect on our operations in such jurisdiction over the near term, including interruptions of business or loss of third-party relationships, which may negatively impact our results of operations or financial condition. Any determination that our operations or activities are not in compliance with the FCPA or similar laws could expose us to severe criminal or civil penalties or other sanctions, significant fines, termination of necessary licenses and permits, and penalties or other sanctions that may harm our business and reputation.
Our ability to compete effectively depends on our ability to protect our intellectual property rights.
We rely on patents and trade secrets to protect our intellectual property rights. We often rely on trade secrets to protect our proprietary fragrance and flavor formulations, as this does not require us to publicly file information regarding our intellectual property. From time to time, a third party may claim that we have infringed upon or misappropriated their intellectual property rights, or a third party may infringe upon or misappropriate our intellectual property rights. We could incur significant costs in connection with legal actions to assert our intellectual property rights against third parties or to defend ourselves from third party assertions of invalidity, infringement or misappropriation or other claims. Any settlement or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the intellectual property rights that are the subject of the claim, or otherwise restrict or prohibit our use of such intellectual property rights. Any required licensing fees may not be available to us on acceptable terms, if at all. For those intellectual property rights that are protected as trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, since we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes. The ongoing trend among our customers towards more transparent labeling could further diminish our ability to effectively protect our proprietary flavor formulations.
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
From time to time we are involved in a number of legal claims and litigation, including claims related to intellectual property, product liability, environmental matters and indirect taxes. We cannot predict the ultimate outcome of such litigation. In addition, we cannot provide assurance that future events will not result in an increase in the number of claims or require an increase in the amount accrued for any such claims, or require accrual for one or more claims that has not been previously accrued. In addition, if we were found liable, we could be subject to certain indemnification claims. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to pending and future claims or that such levels of insurance will be available in the future at economical prices.
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
Any future impairment of our tangible or intangible long-lived assets may adversely impact our profitability.
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets and goodwill. As of December 31, 2015, we had recorded $1.2 billion of intangible assets and goodwill including goodwill and intangible assets related to our acquisitions. Long-lived assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually. Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, unanticipated competitive activities, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. To the extent any of our acquisitions do not perform as anticipated, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.

Changes in our tax rates, the adoption of new United States or international tax legislation, or changes in existing tax laws could expose us to additional tax liabilities that may affect our future results.
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
We have and will continue to implement transfer pricing policies among our various operations located in different countries. These transfer pricing policies are a significant component of the management and compliance of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. There can be no assurance that a governmental authority will not challenge these policies more aggressively in the future or, if challenged, that we will prevail. We could suffer significant costs related to one or more challenges to our transfer pricing.
We are subject to the continual examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in those countries in which we operate, and we may be subject to assessments or audits in the future in any of the countries in which we operate. The final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals, and while we do not believe the results that follow would have a material adverse effect on our financial condition, such results could have a material effect on our income tax provision, net income or cash flows in the period or periods in which that determination is made.

In addition, a number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union (“EU”), the tax policies of certain EU member states. One of these efforts has been led by the OECD, an international association of 34 countries including the United States, which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (“EC”) has been investigating tax rulings granted by tax authorities in a number of EU member states with respect to specific multinational corporations to determine whether such rulings comply with EU rules on state aid, as well as more recent investigations of the tax regimes of certain EU member states. Under EU law, selective tax advantages for particular taxpayers that are not sufficiently grounded in economic realities may constitute impermissible state aid. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected EU member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and early 2016, the EC declared that tax rulings by tax authorities in Luxembourg, the Netherlands and Belgium did not comply with the EU state aid restrictions. If the EC were to successfully challenge tax rulings applicable to us in any of the EU member states in which we are subject to taxation, we could be exposed to increased tax liabilities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal properties are as follows:

Location	Operation
United States
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.

France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of flavor and fragrance ingredients; fragrance laboratories.

Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.

Netherlands
Hilversum	Flavor and fragrance laboratories.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.

Spain
Benicarló	Production of fragrance ingredients.

Argentina
Garin	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.

Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.

India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.

Australia
Dandenong	Production of flavor compounds and flavor ingredients.

China
Guangzhou(3)	Production of flavor compounds.
Guangzhou(3)	Production of fragrance compounds.
Shanghai(4)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(3)	Production of fragrance ingredients.

Location	Operation
Indonesia
Jakarta	Production of flavor compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong(4)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

Turkey
Gebze	Production of flavor compounds.

Israel
Kibbutz Givat-Oz(3)	Flavor and fragrance ingredients manufacturing and laboratories.
_______________________

(1)	Leased.

(2)	We have a 93.4% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building and machinery and equipment are owned.

(4)	Building is leased and machinery and equipment are owned.

(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
During 2013, the Company reached a settlement with the Spanish tax authorities with respect to assesments imposed in connection with the 2011 fiscal year audit, and paid Euro 3.9 million ($5.2 million based on the exchange rate at the payment date).
With respect to the audits of 2002-2003 fiscal years, the Spanish tax authorities imposed assessments aggregating Euro 22.4 million ($28.6 million), including aggregate estimated interest. The Company appealed these assessments, however, in February 2013, the Appellate Court upheld the administrative ruling with respect to the 2003 tax assessment and the related tax avoidance claims. The Company decided not to pursue the appeals process with respect to the 2003 tax assessment and paid Euro 20.8 million ($27.3 million based on the exchange rate at the respective payment dates) in connection with the 2003 tax assessment in 2013. In June 2013, the Appellate Court ruled against us on our appeal of the 2002 income tax assessment and related claims, which the Company also decided not to appeal. However, this case did not have a related tax exposure associated with it. In an unrelated matter, there was a remaining aggregate assessment related to the 2002 fiscal year of Euro 1.9 million ($2.3 million) as of December 31, 2014, which was under appeal. During the first quarter of 2015, the Company received a favorable ruling on this appeal and accordingly, reversed the total reserve related to the 2002 fiscal year (with a value of Euro 1.9 million or $2.3 million).

In addition to the above, the Company was also a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, during 2012 the Company (i) recorded charges (including estimated interest) of approximately $12.0 million after-tax and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment dates). The fourth case was heard by the Spanish National High Court in October 2014, and we received a favorable ruling. Accordingly, during the fourth quarter of 2014, we reversed the total reserve related to the 2001 fiscal year (with a value of Euro 3.6 million of $4.3 million). As of December 31, 2015, all dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of the three controversies.

Separately, the Spanish tax authorities alleged claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 10). In connection with the 2002 income tax assessment ruling discussed in Note 10, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015.
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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in early 2017. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is traded principally on the New York Stock Exchange. The high and low stock prices for each quarter during the last two years were:

	2015		2014
Quarter	High	Low	High	Low
First	$123.08	$97.59	$97.91	$82.91
Second	120.61	108.82	105.61	91.31
Third	118.87	100.02	105.84	95.51
Fourth	122.64	106.91	104.00	91.64
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 15, 2016
Common stock, par value 12 1/2¢ per share	2,012
Dividends.
Cash dividends declared per share for each quarter during the two most recent fiscal years were as follows:

Quarter	2015	2014
First	$0.47	$0.39
Second	0.47	0.39
Third	0.56	0.47
Fourth	0.56	0.47
Our current intention is to return 50%-60% of adjusted Net Income through a combination of dividends and share repurchases; however, the payment of dividends and share repurchases is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.
Performance Graph.
Total Return To Shareholders(1)
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE Years Ending
Company Name / Index	2011	2012	2013	2014	2015
International Flavors & Fragrances	(3.81)	29.72	31.59	19.95	20.22
S&P 500 Index	2.11	16.00	32.39	13.69	1.38
Peer Group	9.69	8.21	19.83	7.98	5.54

	INDEXED RETURNS Years Ending
Company Name / Index	Base Period 2010	2011	2012	2013	2014	2015
International Flavors & Fragrances	$100	$96.19	$124.78	$164.20	$196.95	$236.78
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
Peer Group	100	109.69	118.69	142.23	153.58	162.09

Peer Group Companies(2)
Alberto Culver Company (included through 5/9/11)	Hillshire Brands Co. (included through 8/28/14)	YUM! Brands Inc.
Avon Products Inc.	Hormel Foods Corp.
Campbell Soup Co.	Kellogg Co.
Church & Dwight Co. Inc.	Estee Lauder Companies, Inc.
Clorox Company	McCormick & Company, Inc.
Coca-Cola Company	McDonald’s Corp.
Colgate-Palmolive Co.	Nestle SA
ConAgra Foods, Inc.	Pepsico Inc.
Edgewell Personal Care (included since 7/1/15)	Procter & Gamble Co.
General Mills Inc.	Revlon Inc.
Heinz (HJ) Co. (included through 6/7/13)	Sensient Technologies Corp.
Hershey Company	Unilever NV

Total Shareholder Return Performance Graph
_______________________

(1)	The Cumulative Shareholder Return assumes that the value of an investment in our Common Stock and each index was $100 on December 31, 2010, and that all dividends were reinvested.

(2)
Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. Alberto Culver Company ceased trading on May 9, 2011 and has only been included through that date. In July 2012, Sara Lee Corp. spun off certain of its businesses and changed its name to Hillshire Brands Co. Heinz (HJ) Co was acquired by Hawk Acquisition Holding Corp on June 7, 2013 and has only been included through that date. Hillshire Brands Co was acquired by Tyson Foods on August 28, 2014 and has only been included through that date. Edgewell Personal Care has been included starting from July 1, 2015 when it spun off from Energizer Holdings.
Issuer Purchases of Equity Securities.
The table below reflects shares of common stock we repurchased during the fourth quarter of 2015.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 - 31, 2015	137,589	$110.48	137,589	$262,496,041
November 1 - 30, 2015	121,600	115.11	121,600	248,498,869
December 1 - 31, 2015	98,721	119.10	98,721	236,740,882
Total	357,910	$114.90	357,910	$236,740,882

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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income Per Share
	Net Sales		Gross Profit(a)		Net Income(b)		Basic		Diluted(c)(e)
Quarter	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
First	$774,907	$770,224	$346,277	$341,412	$128,258	$106,707	$1.58	$1.31	$1.57	$1.30
Second	767,541	788,414	345,040	352,647	105,374	110,285	1.30	1.35	1.29	1.35
Third	765,092	773,813	347,126	340,111	106,447	107,415	1.32	1.32	1.31	1.31
Fourth(d)	715,649	756,082	313,156	327,980	79,168	90,136	0.99	1.11	0.98	1.10
	$3,023,189	$3,088,533	$1,351,599	$1,362,150	$419,247	$414,543	$5.19	$5.09	$5.16	$5.06
 _______________________

Included in the above quarterly results are the following:

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	(a)	(b)	(c)	Description
Q1 2015
Operational improvement initiatives	$281	$211	$—	Related to accelerated depreciation associated with a plant closing in Asia.
Restructuring and other charges	—	121	—	Restructuring costs associated with the Fragrance Ingredients Rationalization.
Acquisition related costs and adjustments	—	325	—	Transaction costs related to the acquisition of Ottens Flavors.
Tax settlements	—	(10,478)	(0.13)	Settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
Q2 2015
Operational improvement initiatives	281	211	—	Related to accelerated depreciation associated with a plant closing in Asia.
Restructuring and other charges	—	(233)	—	Restructuring costs associated with the Fragrance Ingredients Rationalization.
Acquisition related costs and adjustments	844	5,691	0.07	Transaction costs related to the acquisition of Ottens Flavors and Lucas Meyer as well as expense related to the fair value step up of inventory on the Ottens Flavors acquisition.
Q3 2015
Operational improvement initiatives	279	209	—	Related to accelerated depreciation associated with a plant closing in Asia.
Acquisition related costs and adjustments	2,465	6,001	0.07	Transaction costs related to the acquisition of Ottens Flavors and Lucas Meyer as well as expense related to the fair value step up of inventory on the Lucas Meyer acquisition.
Q4 2015
Operational improvement initiatives	274	205	—	Related to accelerated depreciation associated with a plant closing in Asia.
Restructuring and other charges	—	5,402	0.07	Severance costs associated with various restructuring activities.
Acquisition related costs and adjustments	3,515	99	—	Transaction costs related to the acquisition of Ottens Flavors and Lucas Meyer as well as expense related to the fair value step up of inventory on the Lucas Meyer acquisition.
Accelerated Contingent Consideration	—	7,192	0.09	Represents the acceleration of the contingent consideration payment related to the Aromor acquisition.
Reversal of Spanish capital tax charge	—	(7,582)	(0.09)	To reverse the previously recorded provision related to the Spanish capital tax case as a result of the favorable ruling received on February 24, 2016.
Q1 2014
Operational improvement initiatives	369	279	—	Associated with plant closings and other organizational realignments in Europe and Asia.
Restructuring and other charges	2,250	1,541	0.02	Accelerated depreciation associated with the Fragrance Ingredients Rationalization.
Q2 2014
Operational improvement initiatives	263	196	—	Associated with plant closings and other organizational realignments in Europe and Asia.
Restructuring and other charges	2,850	1,972	0.02	Accelerated depreciation associated with the Fragrance Ingredients Rationalization.
Q3 2014
Operational improvement initiatives	282	212	—	Associated with plant closings and other organizational realignments in Europe and Asia.
Restructuring and other charges		395	0.01	Restructuring costs associated with the Fragrance Ingredients Rationalization.
Q4 2014
Operational improvement initiatives	1,628	1,218	0.01	Associated with plant closings and other organizational realignments in Europe and Asia.
Restructuring and other charges		251	—	Restructuring costs associated with the Fragrance Ingredients Rationalization.
Gain on Sale of Asset	—	(470)	—	Net gain related to the sale of a non-operating asset.
Spanish Tax	—	(3,825)	(0.05)	Associated with the favorable ruling of the 2011 Spanish dividend withholding case.

(d)
Q4-2014 includes the impact of an extra week in 2014 (as discussed in Note 1 of the Consolidated Financial Statements). This impact was not material to our results of operations for the year ended December 31, 2014.

(e)	The sum of the 2015 Net Income per diluted share by quarter does not equal the earnings per share for the full year due to rounding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2015	2014	2013	2012	2011
Consolidated Statement of Income Data
Net sales	$3,023,189	$3,088,533	$2,952,896	$2,821,446	$2,788,018
Cost of goods sold(a)	1,671,590	1,726,383	1,668,691	1,645,912	1,683,362
Gross profit	1,351,599	1,362,150	1,284,205	1,175,534	1,104,656
Research and development expenses	246,101	253,640	259,838	233,713	219,781
Selling and administrative expenses(b)	509,557	514,891	505,877	453,535	443,974
Restructuring and other charges, net(c)	7,594	1,298	2,151	1,668	13,172
Operating profit	588,347	592,321	516,339	486,618	427,729
Interest expense	46,062	46,067	46,767	41,753	44,639
Other (income) expense, net(d)	3,184	(2,807)	(15,638)	1,450	9,544
Income before taxes	539,101	549,061	485,210	443,415	373,546
Taxes on income(e)	119,854	134,518	131,666	189,281	106,680
Net income	$419,247	$414,543	$353,544	$254,134	$266,866
Percentage of net sales	13.9	13.4	12.0	9.0	9.6
Percentage of average shareholders’ equity	26.9	27.7	26.0	21.5	25.3
Net income per share — basic	$5.19	$5.09	$4.32	$3.11	$3.30
Net income per share — diluted	$5.16	$5.06	$4.29	$3.09	$3.26
Average number of diluted shares (thousands)	80,891	81,494	81,930	81,833	81,467
Consolidated Balance Sheet Data
Cash and cash equivalents	$181,988	$478,573	$405,505	$324,422	$88,279
Receivables, net	537,896	493,768	524,493	499,443	472,346
Inventories	589,019	568,729	533,806	540,658	544,439
Property, plant and equipment, net	732,794	720,268	687,215	654,641	608,065
Goodwill and intangible assets, net	1,247,393	752,041	696,197	702,270	708,345
Total assets	3,721,454	3,494,621	3,331,731	3,246,192	2,965,581
Bank borrowings, overdrafts and current portion of long-term debt	132,349	8,090	149	150,071	116,688
Long-term debt	937,844	934,232	932,665	881,104	778,248
Total Shareholders’ equity(f)	1,594,990	1,522,689	1,467,051	1,252,555	1,107,407
Other Data
Current ratio(g)	2.0	3.3	2.9	2.5	2.3
Additions to property, plant and equipment	$101,030	$143,182	$134,157	$126,140	$127,457
Depreciation and amortization expense	89,597	89,354	83,227	76,667	75,327
Cash dividends declared per share	$2.06	$1.72	$1.46	$1.30	$1.16
Number of shareholders of record at year-end	2,013	2,105	2,255	2,430	2,587
Number of employees at year-end	6,732	6,211	6,000	5,715	5,644
_______________________

(a)
The 2015 amount includes $6,825 ($4,516 after tax) of costs related to the fair value step-up of inventory for the Ottens Flavors and Lucas Meyer acquisitions and $1,115 ($836 after tax) of operational improvement initiative costs in Europe and Asia. The 2014 amount includes $7,641 ($5,221 after tax) of accelerated depreciation associated with the Fragrance Ingredients rationalization and operational improvement initiative costs in Europe and Asia. The 2013 amount includes

$8,770 ($6,084 after tax) of accelerated depreciation associated with the Fragrance Ingredients rationalization and several locations in Asia.

(b)
The 2015 amount includes $10,530 ($7,582 after tax) of reversal of the previously recorded provision for the Spanish capital tax case, $7,192 of expense for the acceleration of the contingent consideration payments related to the Aromor acquisition. The 2013 amount includes $13,011 ($9,108 after tax) of expense associated with the Spanish capital tax case and $33,495 ($29,846 after tax) in 2011 of costs associated with the Mane patent litigation settlement.

(c)
Restructuring and other charges $5,292 after tax in 2015, $844 after tax in 2014, $1,398 after tax in 2013, $1,047 after tax in 2012, and $9,444 after tax in 2011 were the result of various restructuring and reorganization programs of the Company.

(d)	The 2014 amount includes $723 ($470 after tax) and the 2013 amount includes $14,155 ($8,522 after tax) of net gains related to the sale of non-operating assets.

(e)
The 2015 amount includes $10,478 of settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes. The 2012 amount includes after tax charges of $72,362 related to the overall Spanish tax settlement.

(f)	Includes noncontrolling interest for all periods presented.

(g)	Current ratio is equal to current assets divided by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Company background
We create, manufacture and supply flavors and fragrances (including cosmetic active ingredients) that are used in the food, beverage, personal care and household products industries either in the form of compounds or individual ingredients, including cosmetic active ingredients. Our flavors and fragrance compounds combine a number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our flavorists and perfumers.
Flavors are the key building blocks that impart taste experiences in food and beverage products and, as such, play a significant role in determining consumer preference of the end products in which they are used. As a leading creator of flavors, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our flavors business is more regional in nature, with different formulas that reflect local taste preferences. Our flavors compounds are ultimately used by our customers in four end-use categories: (1) Savory, (2) Beverages, (3) Sweet and (4) Dairy.
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into broad categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. In addition, Fragrance Ingredients, that are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, and cosmetic active ingredients, which consist of active and functional ingredients, are included in the Fragrances business unit.
The flavors and fragrances market is part of a larger market which supplies a wide variety of ingredients and compounds that are used in consumer products. The broader market includes large multinational companies or smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic active ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. In 2014, the flavors and fragrances market, in which we compete, was estimated by management to be at least $18 billion and is forecasted to grow to approximately $21.6 billion by 2019, primarily driven by expected growth in emerging markets; however the exact size of the global market is not available due to fragmentation of data. We estimate the market size for cosmetic active ingredients to be approximately $1.5 billion as of 2015. We, together with the other top three companies, are estimated to represent approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.
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
2015 Overview
During the third quarter of 2015, we completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group, ("Lucas Meyer") for approximately Euro 284.0 million ($312.0 million). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). This acquisition did not have a material impact on our Consolidated Statement of Comprehensive Income. The acquisition strengthened and expanded Fragrance Ingredients.
During the second quarter of 2015, we completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors") for $198.9 million. The acquisition did not have a material impact on our consolidated financial statements. The acquisition strengthened our flavors market position in the targeted North American market.
Our 25 largest customers accounted for 52% of total sales in 2015; this percentage has remained fairly constant for several years. Sales to our largest customer across all end-use categories accounted for 12% of our sales for each of the last three fiscal years. A key factor for commercial success is inclusion on our strategic customers’ core supplier lists, which provides opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Fragrances and Flavors.
Sales in 2015 declined 2% on a reported basis but increased 5% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of acquisitions contributing approximately 2% to both reported and currency neutral basis growth rates. Flavors achieved currency neutral growth of 6%, including approximately half of the growth coming from acquisitions. Fragrances achieved currency neutral growth of 4% in 2015, including approximately a quarter of the growth coming from acquisitions. The currency neutral growth of 3%, excluding acquisitions, reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business principally driven by our customers' product line rationalization and inventory management efforts. In addition, our Flavors business was negatively impacted by volume erosion in North America (NOAM) as well as weak demand and lost business in China (principally associated with facility issues). Additionally, Fragrance Ingredients sales were up 2%, which was driven entirely by the inclusion of acquisitions. Overall, our 2015 results continued to be driven by our strong emerging market presence that represented 51% of total sales and experienced 5% currency neutral growth in 2015. From a geographic perspective, all regions delivered currency neutral growth on a consolidated basis in 2015; led by Latin America (LA) with 9% currency neutral sales growth.
The year 2014 included an extra week of activity, due to the timing of our fiscal year-end (as discussed in Note 1 of the Consolidated Financial Statements). The impact of this week was not material to our results of operations for the year ended December 31, 2014.

2015 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLIONS)	2015	Percent of sales	2014	Percent of sales	2013	Percent of sales
Europe, Africa and Middle East (EAME)	$946	31%	$1,042	34%	$972	33%
Greater Asia (GA)	839	28%	856	28%	823	28%
North America (NOAM)	718	24%	690	22%	681	23%
Latin America (LA)	520	17%	501	16%	477	16%
Total net sales, as reported	$3,023		$3,089		$2,953

	Year Ended December 31,
Sales by End-Use Product Category	2015	2014	2013
Flavor Compounds	48%	47%	48%
Consumer Fragrances	32%	32%	32%
Fine Fragrances	10%	11%	11%
Fragrance Ingredients	10%	10%	9%
Total Net Sales	100%	100%	100%
FINANCIAL PERFORMANCE OVERVIEW
Reported sales for 2015 decreased 2% year-over-year (including approximately 2% growth from acquisitions). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral sales growth in all four regions and in Consumer Fragrances and Flavor Compounds. Both Flavors and Fragrances benefited from new win performance (net of losses) and the effect of acquisitions, that were partially offset by volume erosion on existing business principally driven by our customers' product line rationalization and inventory management efforts. In addition, our Flavors business was negatively impacted by volume erosion in NOAM as well as weak demand and lost business in China (principally associated with facility issues). Exchange rate variations represented a 7% decrease in year-over-year sales. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. Currency neutral sales growth, including acquisitions, was 5% in 2015. We saw good currency neutral sales growth during each quarter of 2015, despite the impact of volume erosion on existing business. We believe that market conditions and the macro-economic environment will continue to be challenging in many markets in 2016. This lower growth environment combined with a stronger U.S. dollar and the reset of the incentive compensation program is expected to pressure our currency neutral operating profit growth and, consequently, we expect currency neutral operating profit growth in 2016 to be mid single-digits, including acquisitions.

On a long-term basis, we expect that sales growth for the industry will generally be in line with the underlying assumptions that support our long-term strategic goals, albeit with some risk in the near term given the continuing global economic uncertainty. We believe changing social habits resulting from increased disposable income, improved focus on personal health and wellness awareness should help drive growth of our consumer product customers’ businesses.
Gross margin increased 60 basis points (bps) year-over-year. Included in 2015 was $7.9 million of acquisition-related inventory "step-up" costs and costs associated with operational improvement initiatives, compared to $7.6 million of costs related to accelerated depreciation included in Cost of goods sold and operational improvement initiatives included in 2014. Excluding these items, gross margin increased 60 bps compared to the prior year period. The increase was principally driven by productivity initiatives. We ended 2015 in a relatively benign raw material cost environment. We believe that we will continue to see higher prices on certain categories (such as naturals including citrus and vanilla) that will be offset by benefits associated with oil-based derivatives that are expected to continue in 2016. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
Operating profit decreased $4.0 million to $588.3 million (19.5% of sales) in 2015 compared to $592.3 million (19.2% of sales) in 2014. Included in 2015 were acquisition related costs of $18.3 million, the reversal of the previously recorded provision for the Spanish capital tax case of $10.5 million, accelerated contingent consideration payments of $7.2 million, Restructuring and other charges, net of $7.6 million and operational improvement initiative costs of $1.1 million, compared to operational improvement initiative costs of $2.5 million, Restructuring and other charges, net of $1.3 million and $5.1 million of accelerated depreciation in 2014. Excluding these charges, adjusted operating profit was $612.1 million (20.2% of sales) for 2015 versus $601.3 million (19.5% of sales) for 2014. Foreign currency changes had an unfavorable impact on operating profit of approximately 6% in 2015.
Cash flows from operations were $433.6 million or 14.3% of sales in 2015 as compared to cash flows from operations of $518.4 million, or 16.8% of sales, during 2014. The decrease in operating cash flows in 2015 as compared to 2014 is principally related to the impact of higher pension contributions, increased core working capital requirements (trade receivables, inventories and accounts payable), and increased requirements related to various operating items (including taxes, employee benefits and prepaids).
Our capital spend was $101.0 million (3.3% of sales) during 2015. Given our intent to construct a new flavors facility in China, the continuation of our Indonesia project and carryover payments from 2015, we expect that capital spending in 2016 will be approximately 5% of sales (net of potential grants and other reimbursements from government authorities).

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$3,023,189	$3,088,533	$2,952,896	(2.1)%	4.6%
Cost of goods sold	1,671,590	1,726,383	1,668,691	(3.2)%	3.5%
Gross profit	1,351,599	1,362,150	1,284,205
Research and development (R&D) expenses	246,101	253,640	259,838	(3.0)%	(2.4)%
Selling and administrative (S&A) expenses	509,557	514,891	505,877	(1.0)%	1.8%
Restructuring and other charges, net	7,594	1,298	2,151	485.1%	(39.7)%
Operating profit	588,347	592,321	516,339
Interest expense	46,062	46,067	46,767	—%	(1.5)%
Other expense (income), net	3,184	(2,807)	(15,638)	(213.4)%	(82.1)%
Income before taxes	539,101	549,061	485,210
Taxes on income	119,854	134,518	131,666	(10.9)%	2.2%
Net income	$419,247	$414,543	$353,544
Net income per share — diluted	$5.16	$5.06	$4.29	2.0%	17.9%
Gross margin	44.7%	44.1%	43.5%	60.0	60.0
R&D as a percentage of sales	8.1%	8.2%	8.8%	(10.0)	(60.0)
S&A as a percentage of sales	16.9%	16.7%	17.1%	20.0	(40.0)
Operating margin	19.5%	19.2%	17.5%	30.0	170.0
Adjusted operating margin (1)	20.2%	19.5%	18.3%	70.0	120.0
Effective tax rate	22.2%	24.5%	27.1%	(230.0)	(260.0)
Segment net sales
Flavors	$1,442,951	$1,457,055	$1,422,739	(1.0)%	2.4%
Fragrances	1,580,238	1,631,478	1,530,157	(3.1)%	6.6%
Consolidated	$3,023,189	$3,088,533	$2,952,896

(1)
Adjusted operating margin for the twelve months ended December 31, 2015 excludes acquisition related costs of $18.3 million, reversal of the previously recorded provision for the Spanish capital tax case of $10.5 million, accelerated contingent consideration payments of $7.2 million, Restructuring and other charges, net of $7.6 million and operational improvement initiative costs of $1.1 million. Adjusted operating margin for the twelve months ended December 31, 2014 excludes the operational improvement initiative costs of $2.5 million, Restructuring and other charges, net of $1.3 million and $5.1 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia. Adjusted operating margin for the twelve months ended December 31, 2013 excludes the operational improvement initiative costs of $2.3 million, Restructuring and other charges, net of $2.2 million, $6.7 million of accelerated depreciation included in Cost of goods sold related to the Fragrance Ingredients Rationalization and several locations in Asia, and the Spanish capital tax charge of $13.0 million.

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
2015 IN COMPARISON TO 2014
Sales
Sales for 2015 totaled $3.0 billion, a decrease of 2% from the prior year. Excluding currency impacts, sales increased 5%. The currency neutral growth reflects new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business principally driven by our customers' product line rationalization and inventory management efforts. In addition, our Flavors business was negatively impacted by volume erosion in North America (NOAM) as well as weak demand and lost business in China (principally associated with facility issues). On both a reported and currency neutral basis, the effect of acquisitions was approximately 2% to net sales amounts. In addition, Fragrance Ingredients sales were up 2% on a currency neutral basis. Overall organic currency neutral growth includes 5% growth from emerging markets and 1% from developed markets.
Flavors Business Unit
Flavors sales in 2015 decreased 1% on a reported basis but increased 6% on a currency neutral basis versus the prior year period. Acquisitions accounted for approximately half of the net sales growth on a currency neutral basis. Overall growth was primarily due to mid single-digit growth in Beverage combined with high single-digit growth in Dairy and low single-digit growth in Savory. Regionally, the Flavors business delivered currency neutral growth across all regions, led by LA at 16% driven by double-digit gains in Beverage, Savory and Dairy. Sales growth in GA of 2% was led by low single-digit gains in Savory and Dairy, which more than offset low single-digit declines in Sweet. Sales growth in EAME of 4% was driven by mid single-digit gains in Savory and Beverage. NOAM sales growth of 11% was primarily driven by high double-digit growth in Sweet and Dairy and double-digit growth in Beverage. EAME performance continues to be led by our performance in the emerging market countries within the region. Globally, Flavors growth was led by mid single-digit growth in emerging markets. Overall, emerging markets represented approximately 52% of total Flavors sales.
Fragrances Business Unit
Fragrances sales in 2015 declined 3% on a reported basis and increased 4% on a currency neutral basis. Acquisitions accounted for approximately one quarter of the currency neutral sales growth. Year-over-year, 2015 currency neutral sales performance was led by double-digit growth in Fabric Care, high single-digit growth in Home Care, mid single-digit growth in Hair Care and low single-digit growth in Fragrance Ingredients and Fine Fragrance. Currency neutral growth within the regions was led by EAME at 7% reflecting double-digit gains in the Fabric Care and mid single-digit growth in Fine Fragrance and Fragrance Ingredients. LA experienced currency neutral sales growth of 6% reflecting double-digit gains in Fabric Care, Home Care and Hair Care categories as well as low single-digit gains in Fragrance Ingredients, which offset mid single-digit declines in Fine Fragrance. GA had currency neutral sales growth of 3% reflecting high single-digit gains in Fragrance Ingredients and mid single-digit gains in Fabric Care. NOAM currency neutral sales declined 2% reflecting double-digit declines in Toiletries, high single-digit declines in Fragrance Ingredients and mid single-digit declines in Fine Fragrance which more than offset mid to high single-digit gains in Home Care and Fabric Care. Overall, emerging markets represented 49% of total Fragrances sales.
Sales Performance by Region and Category

		% Change in Sales — 2015 vs 2014
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-5%	1%	-7%	-2%	11%	4%
EAME	Reported	-9%	-8%	-7%	-8%	-11%	-9%
	Currency Neutral(1)	6%	8%	4%	7%	4%	5%
LA	Reported	-10%	7%	1%	2%	7%	4%
	Currency Neutral(1)	-5%	10%	3%	6%	16%	9%
GA	Reported	-2%	—%	3%	—%	-3%	-2%
	Currency Neutral(1)	-1%	2%	8%	3%	2%	2%
Total	Reported	-8%	-1%	-5%	-3%	-1%	-2%
	Currency Neutral(1)	1%	5%	2%	4%	6%	5%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2015 period.

•
NOAM Flavors sales increased 11%, which included the impact of acquisitions, primarily reflects high double-digit growth in Sweet and Dairy and double-digit growth in Beverage. Total Fragrances declined 2%, reflecting double-digit declines in Toiletries, high single-digit declines in Fragrance Ingredients and mid single-digit declines in Fine Fragrance, which more than offset mid single-digit gains in Home Care and Fabric Care.

•
EAME Flavors currency neutral growth of 4% primarily reflects mid single-digit gains in Savory and Beverage. Total Fragrances currency neutral growth of 7% was driven by double-digit gains in the Fabric Care and mid single-digit growth in Fine Fragrance and Fragrance Ingredients, which included the impact of acquisitions.

•
LA Flavors currency neutral sales growth of 16% was driven by double-digit gains in Beverage, Savory and Dairy. Total Fragrances currency neutral growth of 6% reflects double-digit gains in Fabric Care, Home Care and Hair Care categories as well as low single-digit gains in Fragrance Ingredients, which offset mid single-digit declines in Fine Fragrance.

•
GA Flavors currency neutral sales growth of 2% was led by low single-digit gains in Savory and Dairy, which more than offset low single-digit declines in Sweet. Total Fragrances currency neutral growth of 3% primarily reflects high single-digit gains in Fragrance Ingredients and mid single-digit gains in Fabric Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 60 bps, on a reported and adjusted basis, to 55.3% in 2015 compared to 55.9% in 2014 (or 55.0% and 55.6% on an adjusted basis in 2015 and 2014, respectively). Included in cost of goods sold was $7.9 million of acquisition related costs (including $6.8 million of inventory "step-up" costs) and operational improvement initiative costs in 2015 and $7.6 million of charges related to restructuring and operational improvement initiative costs in 2014.
Research and Development (R&D)
R&D expenses, as a percentage of sales, decreased slightly from the prior year period at 8.1% in 2015 compared to 8.2% in 2014. The decrease was principally driven by lower incentive compensation expense in 2015.
Selling and Administrative (S&A)
S&A, as a percentage of sales, increased 20 bps to 16.9% versus 16.7%. The increase in S&A expenses was principally due to acquisition-related expenses which were partially offset by lower incentive compensation expense and the reversal of the previously recorded provision related to the Spanish capital tax case of $10.5 million.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)
	2015	2014
Flavors	$4,198	$—
Fragrances	1,347	1,298
Global	2,049	—
Total	$7,594	$1,298
2015 Severance and Contingent Consideration Charges
During the fourth quarter of 2015, we established a series of initiatives that are expected to streamline our management structure, simplify decision-making and accountability, better leverage and align our capabilities across the organization and improve efficiency of our global manufacturing and operations network. As a result, we recorded a pre-tax charge of $7.6 million, included in restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that will be affected. The total cost of the plan is expected to be approximately $10 million with the remaining charges relating principally to accelerated depreciation. The Company expects to realize pre-tax savings of approximately $7-$9 million once fully implemented in the second half of 2017, half of which is expected to be realized in 2016.
Separately, we recorded a charge of $7.2 million, included in Selling and administrative expenses, associated with the acceleration from 2016 to 2015 of contingent consideration payments from the Aromor acquisition that were triggered by certain of the management structure changes noted above.
Fragrance Ingredients Rationalization - 2014
In 2014, we closed our fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, we incurred charges of $13.8 million, consisting primarily of $10.3 million in accelerated depreciation of fixed assets, $2.2 million in personnel-related costs and $1.3 million in plant shutdown and other related costs. We recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During 2014, we recorded $1.3 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been eliminated. During 2015, we recorded a net credit of $0.5 million principally related to the reversal of severance accruals.
Operating Results by Business Unit

We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 13 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Segment profit:
Flavors	$318,476	$331,257
Fragrances	321,764	335,447
Global Expenses	(28,180)	(65,443)
Restructuring and other charges, net	(7,594)	(1,298)
Spanish capital tax charge reversal	10,530	—
Operational improvement initiative costs	(1,115)	(7,642)
Acquisition related costs	(18,342)	$—
Accelerated contingent consideration	(7,192)	$—
Operating Profit	$588,347	$592,321
Profit margin
Flavors	22.1%	22.7%
Fragrances	20.4%	20.6%
Consolidated	19.5%	19.2%
Flavors Business Unit
Flavors segment profit decreased $12.8 million to $318.5 million in 2015 (22.1% of sales) from $331.3 million (22.7% of sales) in the comparable 2014 period. The decrease in segment profit and profit margin was driven by unfavorable foreign currency impacts, scale up costs of new sites in Turkey and Indonesia and other one-off costs, including incremental operating costs associated with the China Flavors facility. These costs were only partially offset by favorable volume growth, productivity initiatives, sales mix and a slight impact from the addition of Ottens Flavors.
Fragrances Business Unit
Fragrances segment profit decreased $13.7 million to $321.8 million in 2015 (20.4% of sales), compared to $335.4 million (20.6% of sales) reported in 2014. The decrease in segment profit and profit margin was principally driven by unfavorable foreign currency impacts, which were partially offset by favorable volume growth, sales mix and a slight impact from the addition of Lucas Meyer.
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2015, Global expenses were $28.2 million compared to $65.4 million during 2014. The decrease is principally driven by lower incentive compensation expense and the favorable impact of our cash flow hedging program.
Interest Expense
In 2015, interest expense remained comparable with the prior year at $46.1 million. Average cost of debt was 4.5% for the 2015 period compared to 4.9% in 2014.
Other Expense (Income), Net
Other expense (income), net decreased approximately $6.0 million to $3.2 million of expense in 2015 versus $2.8 million of income in 2014. This decrease is primarily driven by lower foreign exchange gains on working capital and lower mark-to-market adjustments on deferred compensation plan assets during 2015 compared to the 2014 period.
Income Taxes
The effective tax rate was 22.2% in 2015 as compared to 24.5% in 2014. Excluding the $2.6 million tax benefit associated with the pretax restructuring charges and operational improvement initiatives, the $6.2 million benefit associated with acquisition related costs, the $10.5 million tax settlement received in 2015 due to favorable tax rulings in Spain and another jurisdiction as well as the $2.9 million charge related to the reversal of the previously recorded provision for the Spanish capital tax case, the adjusted tax rate for 2015 was 24.2%. Excluding the $2.6 million tax benefit associated with the pretax restructuring charges and operational improvement initiative costs as well as the $3.8 million tax benefit related to the reserve reversal for the 2001 Spanish dividend withholding tax case (as discussed in Note 10 of the Consolidated Financial Statements), the adjusted tax rate for 2014 was 25.3%. The year-over-year reduction reflects a benefit from lower cost of repatriation and loss provisions which were partially offset by mix of earnings.
2014 IN COMPARISON TO 2013
Sales
Sales for 2014 totaled $3.1 billion, an increase of 5% from the prior year on both a reported and currency neutral basis, with the acquisition of Aromor adding approximately 1% to both reported and currency neutral basis amounts. The currency neutral growth reflected new win performance (net of losses) in both Flavors and Fragrance Compounds partially offset by volume erosion on existing business. In addition, Fragrance Ingredients sales were up 18% (which includes the benefit of the Aromor acquisition). Overall currency neutral growth was driven by 6% growth in emerging markets.
Flavors Business Unit
In 2014, Flavors sales increased 2% on a reported basis and 4% on a currency neutral basis versus 2013. The overall performance reflects new wins offset by volume erosion on existing business. Overall high single-digit growth in Beverage combined with low single-digit growth in Savory and mid single-digit growth in Dairy was partially offset by low single-digit declines in Sweet. Regionally, the Flavors business delivered currency neutral growth in LA, EAME and GA, led by LA, while sales declined in NOAM. Sales in LA were driven by high double-digit gains in Beverage. Sales in GA were led by mid single-digit gains in Savory and sales in EAME were driven by double-digit gains in Beverage. The declines in NOAM were primarily driven by low single-digit declines in Beverage and Sweet, which were only partially offset by double-digit gains in Dairy. EAME performance continues to be led by our performance in the emerging market countries within the region. Globally, Flavors growth was led by high single-digit growth in emerging markets. Overall, emerging markets represented approximately 52% of total Flavors sales.
Fragrances Business Unit
In 2014, the Fragrances business was up 7% in both reported and currency neutral terms versus 2013. Year-over-year, 2014 currency neutral sales performance was led by double-digit growth in Fragrance Ingredients, high single-digit growth in Fabric Care and mid single-digit growth in Hair Care categories, as well as low single-digit growth in Fine Fragrances. Currency neutral growth within the regions was led by GA at 11% reflecting double-digit gains in the Fabric Care and Fragrance Ingredients. EAME experienced currency neutral sales growth of 8% reflecting double-digit gains in Fragrance Ingredients and high single-digit gains in Fabric Care. LA had currency neutral sales growth of 3% reflecting double-digit gains in Hair Care and Personal Wash. NOAM currency neutral sales increased 4% reflecting double-digit gains in Home Care and mid to high single-digit gains in Fabric Care and Hair Care categories that more than offset low single-digit declines in Fragrance Ingredients. Overall, emerging markets represented 47% of total Fragrances sales.
Sales Performance by Region and Category

		% Change in Sales — 2014 vs 2013
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	1%	8%	-1%	4%	-1%	1%
EAME	Reported	4%	4%	33%	9%	5%	7%
	Currency Neutral(1)	2%	3%	32%	8%	4%	6%
LA	Reported	-2%	3%	3%	2%	12%	5%
	Currency Neutral(1)	1%	4%	3%	3%	16%	7%
GA	Reported	8%	7%	31%	10%	0%	4%
	Currency Neutral(1)	9%	8%	33%	11%	3%	6%
Total	Reported	2%	5%	18%	7%	2%	5%
	Currency Neutral(1)	2%	5%	18%	7%	4%	5%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2014 period.

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

•
EAME currency neutral growth reflects 4% growth in Flavors primarily resulting from double-digit gains in Beverages. This growth was mainly due to new wins within our emerging markets in the region, as well as volume increases. Total Fragrances growth of 8% was driven by double-digit growth in Fragrance Ingredients as well as high single-digit growth in Fabric Care.

•
LA currency neutral sales growth of 7% was driven by double-digit gains in Flavors, driven by Beverage. Total Fragrances growth reflects double-digit gains in Hair Care and mid single-digit gains in Fabric Care.

•
GA delivered currency neutral sales growth of 6%, led by mid single-digit gains in Savory. Both Consumer Fragrances and Fine Fragrances experienced high single-digit growth led by double-digit growth in Fabric Care and high single-digit growth in Fine Fragrances. In addition, GA experienced Fragrance Ingredients currency neutral sales growth of 33%.

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
Selling and Administrative (S&A)
S&A, as a percentage of sales, decreased 40 bps to 16.7% versus 17.1%. Excluding the $13.0 million Spanish capital tax charge (as discussed in Note 18 to the Consolidated Financial Statements) in 2013, adjusted S&A expenses, as a percentage of sales, were 16.7% in 2013, consistent with the current year.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	Restructuring Charges (In Thousands)
	2014	2013
Flavors	$—	$—
Fragrances	1,298	2,151
Global	—	—
Total	$1,298	$2,151
Fragrance Ingredients Rationalization
In 2014, we closed our fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure in 2014, we incurred charges of $13.8 million, consisting primarily of $10.3 million in accelerated depreciation of fixed assets, $2.2 million in personnel-related costs and $1.3 million in plant shutdown and other related costs. We recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During 2014, we recorded $1.3 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions were eliminated.
Other
During 2013, we reversed $1.2 million of employee-related liabilities, offset by $0.6 million of additional costs incurred related to the European Rationalization Plan announced in 2009. Additionally, during 2013, we recorded a charge of $1.7 million related to the Strategic Initiative, which began in 2011.

Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 13 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

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
Income Taxes
The effective tax rate was 24.5% in 2014 as compared to 27.1% in 2013. Excluding the $2.6 million tax benefit associated with the pretax restructuring charges and operational improvement initiative costs as well as the $3.8 million tax benefit related to the reserve reversal for the 2001 Spanish dividend withholding tax case (as discussed in Note 10 of the Consolidated Financial Statements), the adjusted tax rate for 2014 was 25.3%. Excluding the tax charge of $6.2 million related to the 2002-2003 income tax cases (as discussed in Note 10 of the Consolidated Financial Statements) and net of the $3.9 million tax benefit associated with the pretax Spanish capital tax charge (as discussed in Note 18 of the Consolidated Financial Statements), the adjusted tax rate for 2013 was 25.7%. The year-over-year reduction reflects a benefit from mix of earnings and lower loss provisions partially offset by a higher cost of repatriation.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $182.0 million at December 31, 2015 compared to $478.6 million at December 31, 2014, of which $130.1 million of the balance at December 31, 2015 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
Effective utilization of the cash generated by our international operations is a critical component of our tax strategy. Strategic dividend repatriation from foreign subsidiaries creates U.S. taxable income, which enables us to realize U.S. deferred tax assets. We regularly repatriate, in the form of dividends from our non-U.S. subsidiaries, a portion of our current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $184.6 million, $248.0 million and $128.0 million in 2015, 2014 and 2013, respectively.
CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in 2015 were $433.6 million compared to $518.4 million in 2014 and $407.6 million in 2013. The decrease in operating cash flows in 2015 as compared to 2014 is principally related to the impact of higher pension contributions, increased core working capital requirements and increased requirements related to various operating items (including taxes, employee benefits and prepaids). Included in 2014 was payment of $11.2 million to the Spanish government related to a capital tax case and included in 2013 was $48 million of cash payments related to the Spanish tax cases.
Working capital (current assets less current liabilities) totaled $713.8 million at year-end 2015 compared to $1,191.2 million at December 31, 2014. This decrease in working capital of $477.4 million primarily reflects a decrease in cash balances principally resulting from the acquisitions of Ottens Flavors and Lucas Meyer during 2015 as well as higher payable balances. We sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. We estimate that, as a result of participating in the programs, there was a beneficial impact to cash inflows from operations of approximately $3.4 million, $33.1 million and $6.5 million in 2015, 2014 and 2013, respectively. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities in 2015 utilized $577.2 million compared to $221.3 million and $105.4 million in 2014 and 2013, respectively. The increase in cash paid for investing activities is primarily driven by the acquisitions of Ottens Flavors and Lucas Meyer during 2015. We acquired 100% of the outstanding shares of Ottens Flavors and Lucas Meyer for approximately $188.5 million (net of cash acquired) and $304.9 million (net of cash acquired), respectively.
Additions to property, plant and equipment were $101.0 million, $143.2 million and $134.2 million in 2015, 2014 and 2013, respectively (net of grants and other reimbursements from government authorities). These investments largely arise from our ongoing focus to align our manufacturing facilities with our customer demand, primarily in emerging markets and new technology consistent with our strategy, but also reflect approximately $6.5 million in odor-abatement equipment which was invested to address environmental issues at one of our flavors facilities in China.
In light of our intent to construct a new flavors facility in China, our relocation of our Ingredients facility in Hangzhou, China and the continuation of our Indonesia project we expect that capital spending in 2016 will be approximately 5% of sales (net of potential grants and other reimbursements from government authorities).
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES
Net financing activities in 2015 had an outflow of $131.3 million compared to an outflow of $202.3 million and an outflow of $217.0 million in 2014 and 2013, respectively. The decrease in outflow of cash used in financing activities in 2015 as compared to 2014 principally reflects higher incremental dividend payments and treasury share repurchases in 2015 which were more than offset by proceeds from the drawdown on the revolving credit facility during 2015. The decrease in outflow of cash used in financing activities in 2014 compared to 2013 principally reflects higher incremental dividend payments and treasury share repurchases in 2014 which were more than offset by the repayment of long-term debt of $100 million made in 2013.

At December 31, 2015, we had $1,070.2 million of debt outstanding compared to $942.3 million outstanding at December 31, 2014.
We paid dividends totaling $158.9 million, $133.2 million and $87.3 million in 2015, 2014 and 2013, respectively. The cash dividend declared per share in 2015, 2014 and 2013 was $2.06, $1.72 and $1.46, respectively.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $237 million available under the repurchase program, approximately 2.0 million shares, or 2.5% of shares outstanding (based on the market price and shares outstanding as of December 31, 2015) could be repurchased under the program as of December 31, 2015. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
CAPITAL RESOURCES
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. Based on our leverage ratios and general market interest rate expectations, we anticipate evaluating refinancing opportunities during 2016. We believe our existing cash balances are sufficient to meet our debt service requirements.
During the third quarter of 2015, we acquired Lucas Meyer for approximately $304.9 million (net of cash acquired), which was funded from existing resources.
During the second quarter of 2015, we acquired Ottens Flavors for approximately $188.5 million (net of cash acquired), which was funded from existing resources.
Credit Facility and Senior Notes
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during 2015 and 2014.
Credit Facility

There are two tranches under the credit facility. The Tranche A facility is available in U.S. dollars, Euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $456.0 million, with a sublimit of $25.0 million for swing line borrowings. The Tranche B facility is available in Euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of $494.0 million. The credit facility is available for general corporate purposes. Borrowings under the credit facility bear interest at an annual rate of LIBOR plus a margin, currently 112.5 bps, linked to our credit rating. The interest rate under our credit facility at December 31, 2015 was 1.13%. The credit facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at December 31, 2015 our covenant compliance would provide overall borrowing capacity of $1,429.3 million.
As of December 31, 2015 we had $131.2 million borrowings under the credit facility. The amount which we are able to draw down on under the credit facility is limited by financial covenants as described in more detail below. Our drawdown capacity on the credit facility was $790.7 million at December 31, 2015. See Note 9 to the Consolidated Financial Statements for further information on the credit facility.
At December 31, 2015 and 2014 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2015 our Net Debt/adjusted EBITDA(1) ratio was 1.24 to 1 as defined by the credit facility, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

	12 Months Ended December 31,
(DOLLARS IN MILLIONS)	2015	2014
Net income	$419.2	$414.5
Interest expense	46.1	46.1
Income taxes	119.9	134.5
Depreciation and amortization	89.6	89.4
Specified items(1)	14.8	1.3
Non-cash items(2)	22.5	18.9
Adjusted EBITDA	$712.1	$704.7
_______________________

(1)
Specified items for the 12 months ended December 31, 2015 of $14.8 million consist of restructuring charges and the acceleration of the contingent consideration related to the Aromor acquisition as discussed in Note 2 to the Consolidated Financial Statements. Specified items for the 12 months ended December 31, 2014 of $1.3 million consist of restructuring charges related to the Fragrance Ingredients Rationalization.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	December 31,
(DOLLARS IN MILLIONS)	2015	2014
Total debt	$1,070.2	$942.3
Adjustments:
Deferred gain on interest rate swaps	(3.2)	(5.2)
Cash and cash equivalents	(182.0)	(478.6)
Net debt	$885.0	$458.5
Senior Notes

Senior Notes - 2013. In April 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“Senior Notes - 2013”) due 2023 at a discount of $0.3 million, to take advantage of attractive borrowing rates and maintain efficiency and flexibility in our capital structure, and received proceeds of $297.8 million. The Senior Notes -2013 bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes - 2013.

Senior Notes - 2007. In September 2007, we issued an aggregate of $500.0 million of senior unsecured notes in four series, with $250.0 million due in 2017, $100.0 million due in 2019, $50 million due in 2022 and $100.0 million due in 2027. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes - 2007.

Senior Notes - 2006. In 2006, we issued an aggregate of $375.0 million of senior unsecured notes in four series, of which $250.0 million has been repaid, and the remaining $125.0 million is due in 2016. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes - 2006.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2015 and 2014, we spent $9.3 million and $4.3 million on capital projects and $19.0 million and $19.2 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

CONTRACTUAL OBLIGATIONS
At December 31, 2015, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
Contractual Obligations (Dollars In Millions)	Total	2016	2017 - 2018	2019 - 2020	2021 and thereafter
Borrowings(1)	$1,056	$125	$250	$231	$450
Interest on borrowings(1)	231	47	66	44	74
Operating leases(2)	256	33	52	40	131
Pension funding obligations(3)	84	28	56	—	—
Postretirement obligations(4)	78	5	9	10	54
Purchase commitments(5)	121	88	33	—	—
Total	$1,826	$326	$466	$325	$709
_______________________

(1)	See Note 9 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)
Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 9 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 19 of the Notes to the Consolidated Financial Statements.

(3)
See Note 15 of the Notes to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2018 are not currently determinable.

(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)
Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

The table above does not include $24.2 million of the total unrecognized tax benefits for uncertain tax positions and approximately $0.8 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, we are unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.

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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
The periodic assessment of potential impairment of goodwill. We currently have goodwill of $941.4 million. In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market based assumptions in accordance with the criteria in ASC 350. The Company has identified four reporting units: (1) Flavors, (2) Fragrance Compounds (3) Fragrance Ingredients and (4) Cosmetic Active Ingredients.
The Company performed the annual goodwill impairment test, utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of our reporting units based on discounted cash flows. We completed our annual goodwill impairment test as of November 30, 2015, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units. Given the recent date of the acquisition of Lucas Meyer, we utilized the qualitative approach for the Cosmetic Active Ingredients reporting unit, which indicated no impairment of goodwill.
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
The Company has not established deferred tax liabilities for substantially all undistributed foreign earnings as it has plans to and intends to indefinitely reinvest those earnings to finance foreign activities. The unrecognized deferred tax liability on these undistributed earnings approximates $233.6 million.
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
With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 40% in equity securities and 60% in fixed income securities. The plan has achieved a compounded annual rate of return of 6.9% over the previous 20 years. At December 31, 2015, the actual asset allocation was: 41% in equity securities; 58% in fixed income securities; and 1% in cash equivalents.
The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 70% in fixed income securities; 15% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments. At December 31, 2015, the actual asset allocation was: 55% in fixed income investments; 27% in equity investments; 7% in real estate investments; 9% in alternative investments and 2% in cash and cash equivalents.
Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$17,519	$17,359	$(5)	$1,186
Non-U.S. Pension Plans	39,727	37,661	2,478	1,963
Postretirement Benefit Plan	N/A	2,376	85	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.6 million and $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.6 million and $0.1 million, respectively.
The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2015, we maintained 48% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.
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
New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that, for many companies, eliminates the concept of operating leases and requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In November 2015, the FASB issued authoritative guidance which requires entities to present all deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of this guidance is permitted. The Company elected to adopt this guidance as of December 31, 2015 and accordingly has classified all deferred tax assets and liabilities as noncurrent in the consolidated balance sheet as of December 31, 2015. This guidance has been applied prospectively and prior amounts have not been adjusted retrospectively.
In September 2015, the FASB issued authoritative guidance relating to the adjustments made during the measurement period for items in a business combination. Specifically, the new guidance would require adjustments related to the finalization of estimates to be recorded in the period when they are determined and to provide certain additional disclosures. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.

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
In April 2015, the FASB issued authoritative guidance which provides a practical expedient related to the measurement date of defined benefit plan assets and obligations. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of December 31, 2015 and it did not have a significant impact on its consolidated financial statements.
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
In February 2015, the FASB issued authoritative guidance related to accounting for the consolidation of certain legal entities. The guidance will change the analysis that a reporting entity must perform to determine the criteria for consolidating certain types of entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Annual Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii)  adjusted operating profit and operating profit margin (which excludes the acquisition related costs, reversal of the previously recorded provision for the Spanish capital tax case, operational improvement initiative and restructuring charges) and (iii) adjusted effective tax rate (which excludes the sale of a non-operating assets, tax and litigation settlements, restructuring charges, acquisition related costs, reversal of the previously recorded provision for the Spanish capital tax case and operational improvement initiative costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information regarding the Company's compliance with debt covenants contained in its debt agreements.
We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations, on operating results and financial condition. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. A material limitation of these non-GAAP measures is that such measures do not reflect actual GAAP amounts; for example, costs associated with operational improvements and restructuring activities involve actual cash outlays. We compensate for such limitations by using these measures as one of several metrics, including GAAP measures. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

A. Foreign Currency Reconciliation

For the Year Ended December 31, 2015
Operating Profit
% Change - Reported (GAAP)	-1%
Items impacting comparability (1)	3%
% Change - Adjusted (Non-GAAP)	2%
Currency Impact	6%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	8%
_______________________
(1) Includes items impacting comparability of $34.2 million for the twelve months ended December 31, 2015 and includes $8.9 million of items impacting comparability for the twelve months ended December 31, 2014.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2015 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

B. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

(DOLLARS IN THOUSANDS)	For the Year Ended December 31, 2015
Ottens Flavors	$4,310
Lucas Meyer Cosmetics	$3,249
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Annual Report, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) our ability to achieve long-term sustainable growth and increase shareholder value, (ii) growth potential in the emerging markets, (iii) our ability to generate returns above cost of capital, (iv) our competitive position in the market and expected financial results in 2016, (v) expected savings from profit improvement initiatives, and (vi) expected capital expenditures and cost pressures in 2016. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in the Company’s business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “outlook”, “may”, “estimate”, “should” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Actual results of the Company may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:
•the Company’s ability to implement its Vision 2020 strategy;

•	the Company’s ability to successfully identify and complete acquisitions in line with its Vision 2020 strategy, and to realize the anticipated benefits of those acquisitions;

•	the Company’s ability to effectively compete in its market, and to successfully develop new and competitive products that appeal to its customers and consumers;

•	changes in consumer preferences and demand for the Company’s products or a decline in consumer confidence and spending;

•	the Company’s ability to benefit from its investments and expansion in emerging markets;

•	the impact of currency fluctuations or devaluations in the principal foreign markets in which the Company operates, including the devaluation of the Euro;

•	the economic and political risks associated with the Company’s international operations, including current challenging economic conditions in China and Latin America;

•	the impact of any failure of the Company’s key information technology systems or a breach of information security;

•	the Company’s ability to attract and retain talented employees;

•	the Company’s compliance with environmental protection laws;

•	the Company’s ability to realize expected cost savings and efficiencies from its profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	fluctuations in the quality and availability of raw materials;

•	the impact of a disruption in the Company’s supply chain or its relationship with its suppliers;

•	any adverse impact on the availability, effectiveness and cost of the Company’s hedging and risk management strategies;

•	the Company’s ability to successfully manage its working capital and inventory balances;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on the Company, its operations or its representatives by U.S. and foreign governments;

•	adverse changes in federal, state, local and international tax legislation or policies and adverse results of tax audits, assessments, or disputes; and

•	changes in market conditions or governmental regulations relating to our pension and postretirement obligations.
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this 2015 Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2015, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2015, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, South African Rand, British Pound, Canadian Dollar and Australian Dollar. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $36 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $10 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised principally of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $8 million.
At December 31, 2015, the fair value of our fixed rate debt was $982 million. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $7 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 54. See Item 6 on page 27 for supplemental quarterly data.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 31, 2015, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2016 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2016 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein.

The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2016 Proxy Statement and such information is incorporated by reference herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of International Flavors and Fragrances Inc. and its subsidiaries at December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2016

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2015	2014	2013
Net sales	$3,023,189	$3,088,533	$2,952,896
Cost of goods sold	1,671,590	1,726,383	1,668,691
Gross profit	1,351,599	1,362,150	1,284,205
Research and development expenses	246,101	253,640	259,838
Selling and administrative expenses	509,557	514,891	505,877
Restructuring and other charges, net	7,594	1,298	2,151
Operating profit	588,347	592,321	516,339
Interest expense	46,062	46,067	46,767
Other expense (income), net	3,184	(2,807)	(15,638)
Income before taxes	539,101	549,061	485,210
Taxes on income	119,854	134,518	131,666
Net income	419,247	414,543	353,544
Other comprehensive income (loss):
Foreign currency translation adjustments	(124,156)	(69,064)	(10,556)
(Losses) gains on derivatives qualifying as hedges	(2,970)	16,383	(3,794)
Pension and postretirement liability adjustment	54,117	(95,038)	25,264
Comprehensive income	$346,238	$266,824	$364,458

	2015	2014	2013
Net income per share — basic	$5.19	$5.09	$4.32
Net income per share — diluted	$5.16	$5.06	$4.29

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$181,988	$478,573
Receivables:
Trade	546,125	502,915
Allowance for doubtful accounts	(8,229)	(9,147)
Inventories	589,019	568,729
Deferred income taxes	—	27,709
Prepaid expenses and other current assets	146,981	141,248
Total Current Assets	1,455,884	1,710,027
Property, plant and equipment, net	732,794	720,268
Goodwill	941,389	675,484
Other intangible assets, net	306,004	76,557
Deferred income taxes	166,323	183,047
Other assets	119,060	129,238
Total Assets	$3,721,454	$3,494,621
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$132,349	$8,090
Accounts payable	302,473	216,038
Dividends payable	44,824	37,968
Other current liabilities	262,482	256,712
Total Current Liabilities	742,128	518,808
Other Liabilities:
Long-term debt	937,844	934,232
Deferred gains	43,260	46,535
Retirement liabilities	242,383	354,333
Other liabilities	160,849	118,024
Total Other Liabilities	1,384,336	1,453,124
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of December 31, 2015 and 2014; and outstanding 80,022,291 and 80,777,590 shares as of December 31, 2015 and 2014	14,470	14,470
Capital in excess of par value	140,802	140,008
Retained earnings	3,604,254	3,350,734
Accumulated other comprehensive loss:
Cumulative translation adjustments	(297,498)	(173,342)
Accumulated gains on derivatives qualifying as hedges	9,401	12,371
Pension and postretirement liability adjustment	(325,342)	(379,459)
Treasury stock, at cost - 35,835,899 and 35,080,600 shares as of December 31, 2015 and 2014	(1,555,769)	(1,446,221)
Total Shareholders’ Equity	1,590,318	1,518,561
Noncontrolling interest	4,672	4,128
Total Shareholders’ Equity including noncontrolling interest	1,594,990	1,522,689
Total Liabilities and Shareholders’ Equity	$3,721,454	$3,494,621
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Cash flows from operating activities:
Net income	$419,247	$414,543	$353,544
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	89,597	89,354	83,227
Deferred income taxes	13,043	23,350	(484)
Gain on disposal of assets	(622)	(3,768)	(17,841)
Stock-based compensation	23,160	22,648	23,736
Pension contributions	(67,897)	(43,982)	(52,897)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(91,712)	(2,635)	(53,156)
Inventories	(37,628)	(40,042)	4,822
Accounts payable	89,273	19,403	21,313
Accruals for incentive compensation	(17,399)	(30,947)	24,518
Other current payables and accrued expenses	29,124	(30,982)	(1,244)
Other assets/liabilities, net	(14,608)	101,448	22,024
Net cash provided by operating activities	433,578	518,390	407,562
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received (including $15 million of contingent consideration related to the Aromor acquisition in 2014)	(493,424)	(102,500)	—
Additions to property, plant and equipment	(101,030)	(143,182)	(134,157)
Proceeds from disposal of assets	4,302	3,295	27,312
Maturity of net investment hedges	12,128	3,304	646
Proceeds from life insurance contracts	868	17,750	793
Net cash used in investing activities	(577,156)	(221,333)	(105,406)
Cash flows from financing activities:
Cash dividends paid to shareholders	(158,870)	(133,239)	(87,347)
Net change in revolving credit facility borrowings and overdrafts	136,826	8,332	(283,225)
Deferred financing costs	—	(1,023)	(2,800)
Repayments of debt	—	—	(100,000)
Proceeds from issuance or drawdown of long-term debt	—	3,609	297,786
Proceeds from issuance of stock under stock plans	886	1,864	3,799
Excess tax benefits on stock-based payments	12,055	6,330	6,112
Purchase of treasury stock	(122,193)	(88,203)	(51,363)
Net cash used in financing activities	(131,296)	(202,330)	(217,038)
Effect of exchange rate changes on cash and cash equivalents	(21,711)	(21,659)	(4,035)
Net change in cash and cash equivalents	(296,585)	73,068	81,083
Cash and cash equivalents at beginning of year	478,573	405,505	324,422
Cash and cash equivalents at end of year	$181,988	$478,573	$405,505
Cash paid for:
Interest, net of amounts capitalized	$46,760	$46,106	$48,165
Income taxes	$102,734	$92,087	$138,940
Noncash investing activities:
Accrued capital expenditures	$26,030	$14,376	$21,744

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest
					Shares	Cost
Balance at December 31, 2012	$14,470	$127,504	$2,841,166	$(403,625)	(34,134,966)	$(1,330,707)	$3,747
Net income			353,544				232
Cumulative translation adjustment				(10,556)
Losses on derivatives qualifying as hedges; net of tax $429				(3,794)
Pension liability and postretirement adjustment; net of tax $22,778				25,264
Cash dividends declared ($1.46 per share)			(119,053)
Stock options		10,395			157,403	6,196
Treasury share repurchases					(655,907)	(51,363)
Vested restricted stock units and awards		(26,735)			159,559	6,277
Stock-based compensation		20,297			96,317	3,792
Balance at December 31, 2013	$14,470	$131,461	$3,075,657	$(392,711)	(34,377,594)	$(1,365,805)	$3,979
Net income			414,543				149
Cumulative translation adjustment				(69,064)
Gains on derivatives qualifying as hedges; net of tax $(2,526)				16,383
Pension liability and postretirement adjustment; net of tax $36,554				(95,038)
Cash dividends declared ($1.72 per share)			(139,466)
Stock options		9,770			87,706	3,590
Treasury share repurchases					(927,339)	(88,959)
Vested restricted stock units and awards		(23,871)			136,627	4,953
Stock-based compensation		22,648
Balance at December 31, 2014	$14,470	$140,008	$3,350,734	$(540,430)	(35,080,600)	$(1,446,221)	$4,128
Net income			419,247				544
Cumulative translation adjustment				(124,156)
Losses on derivatives qualifying as hedges; net of tax $463				(2,970)
Pension liability and postretirement adjustment; net of tax $29,452				54,117
Cash dividends declared ($2.06 per share)			(165,727)
Stock options		6,099			194,016	7,085
Treasury share repurchases					(1,074,210)	(121,193)
Vested restricted stock units and awards		(28,465)			124,895	4,560
Stock-based compensation		23,160			—	—
Balance at December 31, 2015	$14,470	$140,802	$3,604,254	$(613,439)	(35,835,899)	$(1,555,769)	$4,672
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE  1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations    International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of flavors and fragrances (including cosmetic active ingredients) used to impart or improve flavor or fragrance in a wide variety of consumer products. Our products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, and pharmaceutical and oral care products.
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. The 2015 and 2013 fiscal years were 52 week periods and the 2014 fiscal year was a 53 week period. For the 2015, 2014 and 2013 fiscal years, the actual closing dates were January 1, January 2 and December 27, respectively.
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
Accounts Receivable    The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sale of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The increase in cash from operations was $3.4 million, $33.1 million and $6.5 million in 2015, 2014 and 2013, respectively. The cost of participating in these programs was immaterial to our results in all periods.

Inventories    Inventories are stated at the lower of cost (on a weighted average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Raw materials	$282,181	$275,161
Work in process	17,450	17,705
Finished goods	289,388	275,863
Total	$589,019	$568,729
Long-Lived Assets
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
Finite-Lived Intangible Assets Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition, and amortized on a straight-line basis over periods ranging from 6 to 30 years.
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
Goodwill    Goodwill represents the difference between the total purchase price and the fair value of identifiable assets and liabilities acquired in business acquisitions.
In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market based assumptions in accordance with the criteria in ASC 350. The Company has identified four reporting units: (1) Flavors, (2) Fragrance Compounds, (3) Fragrance Ingredients and (4) Cosmetic Actives Ingredients. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management.
The Company performed the annual goodwill impairment test utilizing the two-step approach for the Flavors, Fragrance Compounds and Fragrance Ingredients reporting units, by assessing the fair value of the reporting units based on discounted cash flows. The Company completed its annual goodwill impairment test as of November 30, 2015, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units. Given the recent date of the acquisition of Lucas Meyer, the Company utilized the qualitative approach for the Cosmetic Active Ingredients reporting unit, which indicated no impairment of goodwill.
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
The Company recognizes uncertain tax positions that it has taken or expects to take on a tax return. Pursuant to accounting requirements, the Company first determines whether it is “more likely than not” its tax position will be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, the Company measures the amount of tax benefit based on the largest amount of tax benefit that it has a greater than 50% chance of realizing in a final settlement with the relevant authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard. The Company maintains a cumulative risk portfolio relating to all of its uncertainties in income taxes in order to perform this analysis, but the evaluation of its tax positions requires significant judgment and estimation in part because, in certain cases, tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.
The Company regularly repatriates a portion of current year earnings from select non–U.S. subsidiaries. No provision has been made for additional taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to fund local operations and/or capital projects.
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
Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	Number of Shares
(SHARES IN THOUSANDS)	2015	2014	2013
Basic	80,449	80,936	81,322
Assumed dilution under stock plans	442	558	608
Diluted	80,891	81,494	81,930
An immaterial amount of Stock Settled Appreciation Rights (“SSARs”) were excluded from the computation of diluted net income per share at December 31, 2015. There were no stock options or SSARs excluded from the computation in 2014 and 2013.
The Company has issued shares of Purchased Restricted Stock (“PRS”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders and PRS shareholders was approximately $0.01 per share for each year and the number of PRS outstanding as of December 31, 2015, 2014 and 2013 was immaterial. Net income allocated to such PRS during 2015, 2014 and 2013 was approximately $2.0 million, $2.4 million and $2.3 million, respectively.
Stock-Based Compensation    Compensation cost of all share-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such share-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that, for many companies, eliminates the concept of operating leases and requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In November 2015, the FASB issued authoritative guidance which requires entities to present all deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of this guidance is permitted. The Company elected to adopt this guidance as of December 31, 2015 and accordingly has classified all deferred tax assets and liabilities as noncurrent in the consolidated balance sheet as of December 31, 2015. This guidance has been applied prospectively and prior amounts have not been adjusted retrospectively. Had it been applied retroactively, the amounts in the consolidated balance sheet as of December 31, 2014, would have been as follows:

(DOLLARS IN THOUSANDS)	December 31, 2014
Deferred Tax:	As Presented	Presentation if adoption were retroactive
Assets
Current	$27,709	$—
Noncurrent	183,047	208,455
Liabilities
Current	(882)	—
Noncurrent	(11,882)	(10,463)
Total Net Deferred Tax Asset	$197,992	$197,992
In September 2015, the FASB issued authoritative guidance relating to the adjustments made during the measurement period for items in a business combination. Specifically, the new guidance would require adjustments related to the finalization of estimates to be recorded in the period when they are determined and to provide certain additional disclosures. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.
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
In April 2015, the FASB issued authoritative guidance which provides a practical expedient related to the measurement date of defined benefit plan assets and obligations. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance as of December 31, 2015 and it did not have a significant impact on its consolidated financial statements.
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
In February 2015, the FASB issued authoritative guidance related to accounting for the consolidation of certain legal entities. The guidance will change the analysis that a reporting entity must perform to determine the criteria for consolidating certain types of entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. The

Company has determined that the adoption of this guidance will not have a significant impact on its consolidated financial statements.
Reclassifications and Revisions
Certain reclassifications have been made to the prior years' financial statements to conform with the 2015 presentation. Additionally, an adjustment has been made to accounts payable and accrued liabilities to correct the classification of certain amounts included in the accompanying December 31, 2014 consolidated balance sheet and a corresponding adjustment has been made to the December 31, 2014 and 2013 consolidated statements of cash flows. These revisions are not considered material to the previously issued financial statements.
NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
2015 Severance and Contingent Consideration Charges
During the fourth quarter of 2015, the Company established a series of initiatives that are intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded a pre-tax charge of $7.6 million, included in restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that will be affected. The total cost of the plan is expected to be approximately $10 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully implemented in the second half of 2017.
Separately, the Company recorded a charge of $7.2 million, included in Selling and administrative expenses, associated with the acceleration from 2016 to 2015 of contingent consideration payments from the Aromor acquisition, that were triggered by certain of the management structure changes noted above.
Fragrance Ingredients Rationalization - 2014
In 2014, the Company closed its fragrance ingredients manufacturing facility in Augusta, Georgia and consolidated production into other Company facilities. In connection with this closure, the Company incurred charges of $13.8 million, consisting primarily of $10.3 million in accelerated depreciation of fixed assets, $2.2 million in personnel-related costs and $1.3 million in plant shutdown and other related costs. The Company recorded total charges of $7.4 million during 2013, consisting of $2.2 million of pre-tax charges related to severance included in Restructuring and other charges, net and $5.2 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. During 2014, the Company recorded $1.3 million of plant shutdown and other related costs included in Restructuring and other charges, net as well as an additional $5.1 million of non-cash charges related to accelerated depreciation included in Cost of goods sold. As a result of this closure, 43 positions have been eliminated. During 2015, the Company recorded a net credit of $0.5 million principally related to the reversal of severance accruals.
Other
During 2013, the Company recorded $1.1 million net expense related to prior year restructuring plans.
Rollforward of Liability
Movements in related accruals during 2013, 2014 and 2015 are as follows:

(DOLLARS IN THOUSANDS)	Employee- Related	Asset - Related/and Other	Total
Balance at January 1, 2013	$3,149	$—	$3,149
Additional charges (reversals), net	2,151	5,250	7,401
Non-cash charges	—	(5,250)	(5,250)
Payments and other costs	(3,184)	—	(3,184)
Balance at December 31, 2013	2,116	—	2,116
Additional charges (reversals), net	(46)	6,444	6,398
Non-cash charges		(5,100)	(5,100)
Payments and other costs	(1,311)	(1,344)	(2,655)
Balance at December 31, 2014	759	—	759
Additional charges (reversals), net	7,594	—	7,594
Non-cash charges	—	—	—
Payments and other costs	(471)	—	(471)
Balance at December 31, 2015	$7,882	$—	$7,882

NOTE 3.    ACQUISITIONS
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group ("Lucas Meyer"). (The total shares acquired include shares effectively acquired pursuant to put and call option agreements). The acquisition was accounted for under the purchase method. Lucas Meyer was acquired in order to strengthen and expand Fragrance Ingredients. Total consideration was approximately Euro 284.0 million ($312.0 million), including approximately $4.8 million of cash acquired. The Company paid Euro 282.0 million (approximately $309.7 million) for this acquisition, which was funded from existing resources, and recorded a liability of approximately Euro 2.0 million (approximately $2.2 million). The purchase price exceeded the fair value of existing net assets by approximately $289.5 million. The excess was allocated principally to identifiable intangible assets (approximately $164.5 million), goodwill (approximately $184.7 million) and approximately $52.0 million to deferred taxes. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Separately identifiable intangible assets are principally related to customer relationships and proprietary technology. The intangible assets are being amortized using lives ranging from 10-30 years. The purchase price allocation is preliminary pending final valuations of intangible assets, principally related to the valuation of customer relationships, allocation of asset values by legal entity and determination of useful lives. The purchase price allocation is expected to be completed by the first half of 2016. No pro forma financial information for 2015 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income.
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). The acquisition was accounted for under the purchase method. Ottens Flavors was acquired in order to strengthen the IFF Flavors business in North America. The Company paid $198.9 million (including $10.4 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price exceeded the fair value of existing net assets by $162.1 million. The excess was allocated principally to identifiable intangible assets ($80.0 million) and goodwill ($82.1 million, which is deductible for tax purposes). Goodwill represents synergies from the addition of Ottens Flavors to the Company's existing Flavors business. Separately identifiable intangible assets are principally related to customer relationships and proprietary flavors technology. The intangible assets are being amortized using lives ranging from 5-17 years. The purchase price allocation was completed during the fourth quarter of 2015. No pro forma financial information for 2015 is presented as the impact of the acquisition is immaterial.
2014 Activity
Aromor
During the first quarter of 2014, the Company completed the acquisition of 100% of the equity of Aromor Flavors and Fragrances Ltd. ("Aromor"). The acquisition was accounted for under the purchase method. Aromor is part of the IFF Fragrances Ingredients business and was acquired in order to strengthen this business and provide cost-effective quality materials for use in our formula creations. The Company paid $102.6 million (including $0.1 million of cash acquired) for this acquisition, which was funded out of existing cash resources. The purchase price exceeded the carrying value of existing net assets by $54.7 million. The excess was allocated principally to identifiable intangible assets ($53.3 million), goodwill ($9.9 million) and $8.5 million to deferred tax liabilities. Separately identifiable intangible assets are principally related to technological know-how. The intangible assets are being amortized using lives ranging from 13-19 years. Additionally, the consideration included $15.0 million related to post-combination contingent consideration, held in escrow, which was being expensed as earned by the selling shareholders. During the fourth quarter of 2015, the Company recorded a charge of $7.2 million associated with the acceleration from 2016 to 2015 of contingent consideration payments which was triggered by the change in management structure as disclosed in Note 2.

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consists of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2015	2014
Asset Type
Land	$22,896	$16,448
Buildings and improvements	538,096	411,157
Machinery and equipment	991,746	935,340
Information technology	183,759	257,092
Construction in process	75,786	146,709
	1,812,283	1,766,746
Accumulated depreciation	(1,079,489)	(1,046,478)
	$732,794	$720,268

Depreciation expense was $74.8 million for the year ended December 31, 2015, and $82.0 million and $77.0 million for the years ended December 31, 2014 and 2013, respectively.

NOTE 5.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2013, 2014 and 2015 are as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at January 1, 2013	$665,582
Acquisitions	—
Balance at December 31, 2013	665,582
Acquisitions	9,902
Balance at December 31, 2014	675,484
Acquisitions	265,905
Balance at December 31, 2015	$941,389
Goodwill by segment is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Flavors	$401,494	$319,479
Fragrances	539,895	356,005
Total	$941,389	$675,484
Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Asset Type
Customer relationships	$293,799	$82,155
Trade names & patents	34,182	11,460
Technological know-how	112,393	107,691
Other	22,711	17,370
Total carrying value	463,085	218,676

Customer relationships	(66,324)	(56,235)
Trade names & patents	(10,282)	(8,686)
Technological know-how	(65,258)	(62,699)
Other	(15,217)	(14,499)
Total accumulated amortization	(157,081)	(142,119)

Other intangible assets, net	$306,004	$76,557
Amortization expense was $15.0 million for the year ended December 31, 2015, and $7.3 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively. Estimated annual amortization is $21.3 million for the years 2016 through 2018, $20.5 million for the year 2019 and $19.8 million for 2020.
NOTE 6.    OTHER ASSETS
Other assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Overfunded pension plans	$4,906	$1,338
Cash surrender value of life insurance contracts	41,957	42,378
Other	72,197	85,522
Total	$119,060	$129,238

NOTE 7.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Accrued payrolls and bonuses	$48,843	$71,264
VAT payable	10,241	15,125
Interest payable	12,515	12,974
Current pension and other postretirement benefit obligation	10,620	11,902
Accrued insurance (including workers’ compensation)	10,857	10,718
Restructuring and other charges	7,882	759
Other	161,524	133,970
Total	$262,482	$256,712
NOTE 8.    SALE AND LEASEBACK TRANSACTIONS
In connection with the disposition of certain real estate in prior years, the Company entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $38.4 million and $41.6 million at December 31, 2015 and 2014, respectively, of which $35.2 million and $38.4 million, respectively, are reflected in the accompanying

Consolidated Balance Sheet under the caption Deferred gains, with the remainder included as a component of Other current liabilities.

NOTE 9.    BORROWINGS
Debt consists of the following at December 31:

(DOLLARS IN THOUSANDS)	Rate	Maturities	2015	2014
Senior notes — 2006	6.14%	2016	125,000	125,000
Senior notes — 2007	6.40%	2017-27	$500,000	$500,000
Senior notes — 2013	3.20%	2023	299,809	299,782
Credit facilities	1.13%	2019	131,196	—
Bank overdrafts and other			10,909	12,335
Deferred realized gains on interest rate swaps			3,279	5,205
			1,070,193	942,322
Less: Current portion of long-term debt			(132,349)	(8,090)
			$937,844	$934,232
Commercial Paper
Commercial paper issued by the Company generally has terms of 30 days or less. There were no outstanding commercial paper borrowings at December 31, 2015 or 2014.
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
Senior Notes - 2006
In 2006, the Company issued $375 million of Senior Unsecured Notes (“Senior Notes - 2006”) in four series under another NPA: (i) $50 million in aggregate principal amount of 5.89% Series A Senior Notes due July 12, 2009, (ii) $100 million in aggregate principal amount of 5.96% Series B Notes due July 12, 2011, (iii) $100 million in aggregate principal amount of 6.05% Series C Notes due July 12, 2013, and (iv) $125 million in aggregate principal amount of 6.14% Series D Notes due

July 12, 2016. In 2009, 2011 and 2013, the Company repaid $50 million, $100 million and $100 million, respectively, upon maturity of the first three series of the Senior Notes - 2006.
Maturities on our outstanding Senior Notes - 2006, Senior Notes - 2007 and Senior Notes - 2013 at December 31, 2015 were: 2016, $125 million; 2017, $250 million; 2019, $100 million; 2022 and thereafter, $450 million. There is no debt maturing in 2018, 2020 or 2021.
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
The Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Credit Facility. The 2014 amendment to the Credit Facility extended the maturity date of the facility to April 4, 2019. Borrowings under the Credit Facility bear interest at an annual rate of LIBOR plus a margin, currently 112.5 bps, linked to our credit rating. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Credit Facility contains various affirmative and negative covenants, including the requirement for the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in respect of the previous 12-month period of not more than 3.25 to 1. As of December 31, 2015, the Company was in compliance with all covenants under this Credit Facility. The Company had $131.2 million borrowings outstanding under the Credit Facility as of December 31, 2015, with $790.7 million still available for additional borrowings. As the Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
Short term borrowings, including the current portion of the Senior Notes - 2006, the Credit facility borrowings and bank overdrafts, were outstanding in several countries and averaged $203.0 million in 2015 and $3.0 million in 2014. The highest levels were $415.4 million in 2015, $8.8 million in 2014, and $295.8 million in 2013. The 2015 weighted average interest rate of these borrowings, based on balances outstanding at the end of each month, was 2.67%. These rates compare with 4.13% and 0.35%, respectively, in 2014 and 2013.
Other
The estimated fair value at December 31, 2015 of our Senior Notes - 2006, Senior Notes - 2007 and Senior Notes - 2013 was approximately $127.7 million, $563.9 million and $290.8 million, respectively, and is discussed in further detail in Note 15.
During 2013, the Company entered into multiple interest rate swap agreements effectively converting the fixed rate on a portion of our long-term Senior Notes to a variable short-term rate based on the LIBOR plus an interest markup.
In March 2008, the Company realized an $18 million gain on the termination of an interest rate swap, which has been deferred and is being amortized as a reduction to interest expense over the remaining term of the related debt. The balance of this deferred gain was $3.3 million at December 31, 2015.
NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
U.S. income (loss) before taxes	$29,792	$17,650	$(20,727)
Foreign income before taxes	509,309	531,411	505,937
Total income before taxes	$539,101	$549,061	$485,210
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Current
Federal	$7,648	$1,175	$8,658
State and local	199	264	1,246
Foreign	98,964	109,729	122,246
	106,811	111,168	132,150
Deferred
Federal	14,379	20,795	(4,686)
State and local	399	113	262
Foreign	(1,735)	2,442	3,940
	13,043	23,350	(484)
Total income taxes	$119,854	$134,518	$131,666
Effective Tax Rate Reconciliation
A reconciliation between the U.S. federal statutory income tax rate to our actual effective tax rate is as follows:

	December 31,
	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(10.7)	(9.9)	(10.2)
Unrecognized tax benefit, net of reversals	(0.8)	0.8	1.0
Spanish tax charges	(0.4)	—	1.3
Spanish dividend withholdings	—	(0.7)	—
State and local taxes	0.1	0.1	0.2
Other, net	(1.0)	(0.8)	(0.2)
Effective tax rate	22.2%	24.5%	27.1%

Our effective tax rate reflects the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35%. Included in the 2015 effective tax rate was a $10.5 million benefit related to favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded. Included in the 2014 effective tax rate is a $3.8 million tax benefit related to the reserve reversal for the 2001 Spanish dividend withholding tax case. Included in the 2013 effective tax rate is a $6.2 million tax charge related to the 2002-2003 Spanish income tax cases as discussed below. The 2015, 2014 and 2013 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $2.8 million, $2.3 million and $4.9 million, respectively, principally due to statutory expiry and effective settlement.
Deferred Taxes
The deferred tax assets consist of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Employee and retiree benefits	$128,429	$164,542
Credit and net operating loss carryforwards(1)	183,594	180,296
Trademarks and other	143,727	169,088
Amortizable R&D expenses	56,091	48,982
Other, net	14,026	17,320
Gross deferred tax assets	525,867	580,228

Property, plant and equipment, net	(11,337)	(7,275)
Trademarks and other	(72,710)	(19,393)
Gross deferred tax liabilities	(84,047)	(26,668)

Valuation allowance(1)	(339,395)	(355,568)
Total net deferred tax assets	$102,425	$197,992
_______________________

(1)
During 2015 and 2014, the Company increased its deferred tax assets by $10.0 million and decreased its deferred tax assets by $81.0 million, respectively, relating to an adjustment to the 2014 and 2013 foreign net operating loss carryforwards, respectively. The entire adjustments of $10.0 million and $81.0 million were offset by corresponding adjustments in valuation allowances. These adjustments are not considered material to the previously issued financial statements.

Net operating loss carryforwards were $144.1 million and $140.6 million at December 31, 2015 and 2014, respectively. If unused, $4.2 million will expire between 2016 and 2035. The remainder, totaling $139.9 million, may be carried forward indefinitely. Tax credit carryforwards were $42.0 million and $40.0 million at December 31, 2015 and 2014, respectively. If unused, the credit carryforwards will expire between 2016 and 2035.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends. As such, the Company is not in a federal net operating loss position. This allows IFF and its U.S. subsidiaries to realize tax benefits from the reversal of temporary differences and the utilization of its federal tax credits before the expiration of the applicable carryforward periods. The Company has not factored any future trends, other than inflation, in its U.S. taxable income projections. The corresponding U.S. federal taxable income is sufficient to realize $128.7 million in deferred tax assets as of December 31, 2015.

The majority of states in the U.S. where IFF and its subsidiaries file income tax returns allow a 100% foreign dividend exclusion, effectively converting the domestic companies’ reversing temporary differences into net operating losses. As there is significant doubt with respect to realizability of these net operating losses, the Company has established a full valuation allowance against these deferred tax assets.
Of the $186.1 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2015, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $136.8 million of net operating loss carryforwards and $9.5 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, the Company established a valuation allowance against certain other net deferred tax assets of $193.1 million.
Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Balance of unrecognized tax benefits at beginning of year	$23,055	$21,553	$41,153
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	18	1,795	7,364
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(43)	(823)	(993)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	12,011	5,378	4,951
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(10,221)	—	(26,712)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(622)	(4,848)	(4,210)
Balance of unrecognized tax benefits at end of year	$24,198	$23,055	$21,553
At December 31, 2015, 2014 and 2013, there are $24.2 million, $22.3 million, and $21.6 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $0.7 million recorded to Other current liabilities for 2014. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.

For the year ended December 31, 2015, the Company reduced its liabilities for interest and penalties by $1.4 million, net, and $0.1 million, net, and $5.2 million, net for the years ended 2014 and 2013, respectively, principally due to payments made pursuant to the Spanish tax settlement, as discussed below. At December 31, 2015, 2014 and 2013, the Company had accrued $0.8 million, $1.7 million and $2.3 million, respectively, of interest and penalties classified as Other liabilities and $0.5 million in 2014 recorded to Other current liabilities.
As of December 31, 2015, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $25.0 million, associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.

Other

Tax benefits credited to Shareholders’ equity totaled $0.2 million, $0.2 million and $0.6 million for 2015, 2014 and 2013, respectively, associated with stock option exercises and Purchased Restricted Stock ("PRS") dividends.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of its foreign subsidiaries were not provided on a cumulative total of $1.6 billion of undistributed earnings of foreign subsidiaries. The Company intends to, and has plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects. The unrecognized deferred tax liability on these undistributed earnings approximates $233.6 million.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 18.
Spanish Tax Items
During 2013, the Company reached a settlement with the Spanish tax authorities with respect to assesments imposed in connection with the 2011 fiscal year audit, and paid Euro 3.9 million ($5.2 million based on the exchange rate at the payment date).
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

In addition to the above, the Company was also a party to four dividend withholding tax controversies in Spain in which the Spanish tax authorities alleged that the Company’s Spanish subsidiaries underpaid withholding taxes during the 1995-2001 fiscal years. The Company had previously appealed each of these controversies. During 2012, the Company received unfavorable decisions on the first three cases. As a result of these rulings, during 2012 the Company (i) recorded charges (including estimated interest) of approximately $12.0 million after-tax and (ii) made payments of Euro 9.8 million ($12.8 million based on exchange rate at the respective payment dates). The fourth case was heard by the Spanish National High Court in October, 2014 and we received a favorable ruling. Accordingly, during the fourth quarter of 2014, we reversed the total reserve related to the 2001 fiscal year (with a value of Euro 3.6 million or $4.3 million). As of December 31, 2015, the three dividend withholding tax controversies in Spain have now been resolved. The Company made total payments of Euro 4.5 million ($4.9 million) during the second quarter of 2015 related to the resolution of these three controversies.
In addition, the Company has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2005 to 2014. Based on currently available information, the Company does not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its financial position.
NOTE 11.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $2.06, $1.72 and $1.46 in 2015, 2014 and 2013, respectively. The Consolidated Balance Sheet reflects $44.8 million of dividends payable at December 31, 2015. This amount relates to a cash dividend of $0.56 per share declared in December 2015 and paid in January 2016. Dividends declared, but not paid as of December 31, 2014 and December 31, 2013 were $38.0 million ($0.47 per share) and $31.7 million ($0.39 per share), respectively.
Share Repurchases
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $236.7 million available under the repurchase program, approximately 2.0 million shares, or 2.5% of shares outstanding (based on the market price and shares outstanding as of December 31, 2015) could be repurchased under the program as of December 31, 2015. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time. This plan expires on December 31, 2017.
NOTE 12.    STOCK COMPENSATION PLANS
The Company has various equity plans under which its officers, senior management, other key employees and directors may be granted options to purchase IFF common stock or other forms of stock-based awards. Beginning in 2004, the Company granted Restricted Stock Units (“RSUs”) as the principal element of its equity compensation for all eligible U.S. based employees and a majority of eligible overseas employees. Vesting of the RSUs is solely time based; the vesting period is primarily 3 years from date of grant. For a small group of employees, primarily overseas, the Company granted stock options prior to 2008.
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in our Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Equity-based awards	$23,160	$22,648	$23,736
Liability-based awards	4,784	4,354	4,042
Total stock-based compensation	27,944	27,002	27,778
Less tax benefit	(8,348)	(8,018)	(8,456)
Total stock-based compensation, net of tax	$19,596	$18,984	$19,322

The shareholders of the Company approved the Company’s 2015 Stock Award and Incentive Plan (the “2015 Plan”) at the Annual Meeting of Shareholders held on May 6, 2015. The 2015 Plan replaced the Company’s 2010 Stock Award and Incentive Plan (the “2010 Plan”) and provides the source for future deferrals of cash into deferred stock under the Company’s Deferred Compensation Plan (with the Deferred Compensation Plan being deemed a subplan under the 2010 Plan for the sole purpose of funding deferrals under the IFF Share Fund).
Under the 2015 Plan, a total of 1,500,000 shares are authorized for issuance, including 1,552,694 shares remaining available under a previous plan that was rolled into the 2015 Plan. At December 31, 2015, 1,047,759 shares were subject to outstanding awards and 2,777,127 shares remained available for future awards under all of the Company’s equity award plans, including the 2015 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).

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
The 2011-2013 cycle concluded at the end of 2013 and an aggregate 65,735 shares of our common stock were issued in March 2014. The 2012-2014 cycle concluded at the end of 2014 and an aggregate 90,062 shares of our common stock were issued in March 2015. The 2013-2015 cycle concluded at the end of 2015 and an aggregate 73,134 shares of our common stock will be issued in March 2016.
In 2006, our Board approved the Equity Choice Program (the “Program”) for senior management. This program continues under the 2010 Plan. Eligible employees can choose from among three equity alternatives and will be granted such equity awards up to certain dollar awards depending on the participant’s grade level. A participant may choose among (1) Stock Settled Appreciation Rights ("SSARs"), (2) RSUs or (3) PRS. No stock options were granted in 2015, 2014 or 2013.
SSARs
SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. An immaterial amount of SSARS was granted in 2015. No SSARs were granted in 2014 or 2013.
SSARs and options activity were as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
Balance at December 31, 2014	151	$51.13	116
Exercised	(113)	64.66
Balance at December 31, 2015	38	$52.10	38

The weighted average exercise price of our SSARs and options exercisable at December 31, 2015, 2014 and 2013 were $52.10, $47.92 and $41.70, respectively. The following tables summarize information concerning currently outstanding and exercisable SSARs and options.
SSARs and options outstanding at December 31, 2015 were as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	1	0.4	$30.48
$31 – $35	—	0.0	—
$36 – $40	5	0.4	36.00
$41 – $50	—	0.0	—
$51 – $60	24	1.4	52.80
$61 – $65	8	2.4	62.13
	38		$52.59	$2,566
SSARs and options exercisable as of December 31, 2015 were as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$26 – $30	1	0.4	$30.48
$31 – $35	—	0.0	—
$36 – $40	5	0.4	36.00
$41 – $50	—	0.0	—
$51 – $60	24	1.4	52.80
$61 - $65	8	2.4	62.13
	38		$52.10	$2,565
The total intrinsic value of options/SSARs exercised during 2015, 2014 and 2013 totaled $7.3 million, $7.5 million and $11.3 million, respectively.

As of December 31, 2015, there was less than $0.1 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a period of 2.34 years.
Restricted Stock Units

The Company has granted RSUs to eligible employees and directors. Such RSUs are subject to forfeiture if certain employment conditions are not met. RSUs principally vest 100% at the end of 3 years and contain no performance criteria provisions. An RSU’s fair value is calculated based on the market price of our stock at date of grant, with an adjustment to reflect the fact that such awards do not participate in dividend rights. The aggregate fair value is amortized to expense ratably over the vesting period.
RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	522	$74.83
Granted	189	112.02
Vested	(196)	60.50
Forfeited	(20)	93.20
Balance at December 31, 2015	495	$93.88
The total fair value of RSUs which vested during the year ended December 31, 2015 was $22.9 million.

As of December 31, 2015, there was $19.7 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years.
Purchased Restricted Stock

For PRS awards granted in 2013 and 2014, the grant provides for eligible employees to purchase restricted shares of IFF stock and put into an escrow account. For each share put in escrow by the eligible employee, the Company matches with a grant of a share of restricted stock or, for non-U.S. participants, a restricted stock unit. The shares generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions and pay dividends if and when paid by us. Holders of PRS have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. RSUs provide no such rights. During 2015, the Company made a change to the PRS awards granted to U.S. participants. Prior to the change, U.S. participants received a share of restricted stock. Subsequent to the change, on a prospective basis U.S. participants began to receive a restricted stock unit instead of a share of restricted stock. Restricted stock units pay dividend equivalents and do not have voting rights. The Company issued 52,577 shares of PRS in 2015 for an aggregate purchase price of $6.2 million covering 26,288 purchased shares, 99,091 shares of PRS in 2014 for $9.7 million covering 49,545 purchased shares and 101,326 shares in 2013 for $7.8 million covering 50,633 purchased shares.
PRS activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2014	380	$57.36
Granted	53	118.10
Vested	(206)	32.18
Forfeited	(8)	96.46
Balance at December 31, 2015	219	$94.03
The total fair value of PRS which vested during the year ended December 31, 2015 was $24.1 million.
As of December 31, 2015, there was $7.2 million of total unrecognized compensation cost related to non-vested PRS granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 2.0 years.
Liability Awards

The Company has granted Cash RSUs to eligible employees that are paid out 100% in cash upon vesting. Such RSUs are subject to forfeiture if certain employment conditions are not met. Cash RSUs principally vest 100% at the end of three years and contain no performance criteria provisions. A Cash RSU's fair value is calculated based on the market price of our stock at date of our closing period and is accounted for as a liability award. The aggregate fair value is amortized to expense ratably over the vesting period.
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
Balance at December 31, 2014	106	$100.85
Granted	34	119.64
Vested	(38)	117.17
Forfeited	(3)	115.24
Balance at December 31, 2015	99	$119.64
The total fair value of Cash RSUs which vested during the year ended December 31, 2015 was $4.5 million.

As of December 31, 2015, there was $5.0 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.

NOTE 13.    SEGMENT INFORMATION
The Company is organized into two operating segments, Flavors and Fragrances; these segments align with the internal structure used to manage these businesses. Flavor compounds are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and sweet products. Fragrances is comprised of (1) Fragrance Compounds, which are ultimately used by our customers in two broad categories: Fine Fragrances, including perfumes and colognes and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; (2) Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer compounds; and (3) Cosmetic Active Ingredients, consisting of active and functional ingredients, botanicals and delivery systems to support our customers’ cosmetic and personal care product lines. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.
Our Chief Operating Decision Maker evaluates the performance of these operating segments based on segment profit which is defined as operating profit before Restructuring, global expenses (as discussed below) and certain non-recurring items, Interest expense, Other income (expense), net and Taxes on income.
The Global expenses caption represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments. Unallocated assets are principally cash and cash equivalents and other corporate and headquarters-related assets.
Our reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Net sales
Flavors	$1,442,951	$1,457,055	$1,422,739
Fragrances	1,580,238	1,631,478	1,530,157
Consolidated	$3,023,189	$3,088,533	$2,952,896

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014
Segment assets
Flavors	$1,607,577	$1,539,254
Fragrances	1,989,020	1,753,477
Global assets	124,857	201,890
Consolidated	$3,721,454	$3,494,621

	December 31,
(DOLLARS IN THOUSANDS)	2015	2014	2013
Segment profit:
Flavors	$318,476	$331,257	$323,562
Fragrances	321,764	335,447	283,651
Global expenses	(28,180)	(65,443)	(66,942)
Restructuring and other charges, net	(7,594)	(1,298)	(2,151)
Spanish capital tax charge/reversal (1)	10,530	—	(13,011)
Acquisition related costs (2)	(18,342)	—	—
Operational improvement initiative costs (3)	(1,115)	(7,642)	(8,770)
Accelerated contingent consideration(4)	(7,192)	—	—
Operating Profit	588,347	592,321	516,339
Interest expense	(46,062)	(46,067)	(46,767)
Other income (expense), net (5)	(3,184)	2,807	15,638
Income before taxes	$539,101	$549,061	$485,210
Profit margin
Flavors	22.1%	22.7%	22.7%
Fragrances	20.4%	20.6%	18.5%
Consolidated	19.5%	19.2%	17.5%

(1) The Spanish capital tax charge/reversal represents the charge recorded during the year ended December 31, 2013 as a result of the unfavorable ruling of the Spanish capital tax case from 2002, which was reversed during the year ended December 31, 2015.
(2) Acquisition related costs relate to the acquisitions of Ottens Flavors and Lucas Meyer during the year ended December 31, 2015.
(3) Operational improvement initiative costs relate to the closing of a smaller facility in Europe and certain manufacturing activities in Asia, while transferring production to larger facilities in each respective region.
(4) Acceleration of contingent consideration payments related to the Aromor acquisition.
(5) Other income (expense), net includes a $14.2 million gain on the sale of non-operating assets for the year ended December 31, 2013.
The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for it to do so.
The Company had one customer that accounted for more than 10% of our consolidated net sales in each year for all periods presented and related net sales were $358.9 million, $368.2 million and $354.6 million in 2015, 2014 and 2013, respectively. The majority of these sales were in the Fragrances operating segment.
Total long-lived assets consist of net property, plant and equipment and amounted to $732.8 million and $720.3 million at December 31, 2015 and 2014, respectively. Of this total $170.2 million and $158.5 million was located in the United States at December 31, 2015 and 2014, respectively, and $98.9 million and $105.4 million were located in the Netherlands at December 31, 2015 and 2014, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2015	2014	2013	2015	2014	2013
Flavors	$39,416	$91,104	$108,215	$45,228	$36,008	$33,662
Fragrances	50,597	43,948	17,616	39,614	43,790	39,716
Unallocated assets	11,017	8,130	8,326	4,755	9,556	9,849
Consolidated	$101,030	$143,182	$134,157	$89,597	$89,354	$83,227

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2015	2014	2013
Europe, Africa and Middle East	$945,675	$1,041,585	$971,921
Greater Asia	839,120	856,217	823,504
North America	718,614	690,214	680,840
Latin America	519,780	500,517	476,631
Consolidated	$3,023,189	$3,088,533	$2,952,896
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2015, 2014 and 2013 were $644.5 million, $652.6 million and $653.3 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2015, 2014 and 2013 were $2.4 billion, $2.4 billion and $2.3 billion, respectively. No non-U.S. country had net sales in any period presented greater than 10.0% of total consolidated net sales.
NOTE 14.    EMPLOYEE BENEFITS
The Company has pension and/or other retirement benefit plans covering approximately one-fourth of active employees. In 2007 the Company amended its U.S. qualified and non-qualified pension plans under which accrual of future benefits was suspended for all participants that did not meet the rule of 70 (age plus years of service equal to at least 70 at December 31, 2007). Pension benefits are generally based on years of service and on compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by general corporate assets.

The Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, the Company matches 100% of participants’ contributions up to 4% of compensation and 75% of participants’ contributions from over 4% to 8%. Employees that are still eligible to accrue benefits under the defined benefit plan are limited to a 50% match up to 6% of the participants’ compensation.
In addition to pension benefits, certain health care and life insurance benefits are provided to qualifying United States employees upon retirement from IFF. Such coverage is provided through insurance plans with premiums based on benefits paid. The Company does not generally provide health care or life insurance coverage for retired employees of foreign subsidiaries; such benefits are provided in most foreign countries by government-sponsored plans, and the cost of these programs is not material.
The Company offers a non-qualified Deferred Compensation Plan ("DCP") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant directed investments, which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2015 and December 31, 2014, the Consolidated Balance Sheet reflects liabilities of $34.6 million and $33.9 million, respectively, related to the DCP in Other liabilities and $13.9 million and $19.0 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $42.0 million and $42.4 million at December 31, 2015 and 2014, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
The plan assets and benefit obligations of our defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost for benefits earned	$3,144	$3,057	$3,644	$15,866	$14,142	$16,423
Interest cost on projected benefit obligation	23,705	25,090	23,284	25,389	33,360	31,103
Expected return on plan assets	(32,405)	(27,647)	(26,320)	(50,437)	(49,861)	(47,793)
Net amortization of deferrals	21,390	17,656	24,600	12,864	10,584	9,337
Settlements and curtailments	—	—	—	—	43	215
Net periodic benefit cost	15,834	18,156	25,208	3,682	8,268	9,285
Defined contribution and other retirement plans	7,104	7,854	7,326	7,028	6,323	4,094
Total expense	$22,938	$26,010	$32,534	$10,710	$14,591	$13,379
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$7,623	$50,918		$3,848	$138,652
Recognized actuarial loss	(21,207)	(17,345)		(13,629)	(10,874)
Prior service cost	—	216		459	(10,814)
Recognized prior service cost	(183)	(311)		765	248
Currency translation adjustment	—	—		(25,230)	(30,441)
Total recognized in OCI (before tax effects)	$(13,767)	$33,478		$(33,787)	$86,771

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2015	2014	2013
Components of net periodic benefit cost
Service cost for benefits earned	$966	$1,295	$1,526
Interest cost on projected benefit obligation	3,904	4,896	4,503
Net amortization and deferrals	(4,476)	(4,109)	(3,040)
Expense	$394	$2,082	$2,989
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain)	$(1,557)	$7,706
Recognized actuarial loss	(1,331)	(540)
Prior service credit	(33,902)	—
Recognized prior service credit	5,807	4,649
Total recognized in OCI (before tax effects)	$(30,983)	$11,815

The amounts expected to be recognized in net periodic cost in 2016 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$5,484	$13,863	$1,369
Prior service cost (credit) recognition	62	(729)	(6,789)

Weighted-average actuarial assumption used to determine expense	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Discount rate	3.90%	4.70%	4.10%	2.74%	4.18%	4.14%
Expected return on plan assets	7.30%	7.30%	7.30%	6.24%	6.27%	6.26%
Rate of compensation increase	3.25%	3.25%	3.25%	2.00%	2.66%	2.73%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014	2015	2014
Benefit obligation at beginning of year	$625,479	$544,602	$965,266	$818,578	$113,497	$105,521
Service cost for benefits earned	3,144	3,057	15,866	14,142	966	1,295
Interest cost on projected benefit obligation	23,705	25,090	25,389	33,360	3,904	4,896
Actuarial (gain) loss	(36,338)	79,855	(47,883)	236,096	(1,557)	7,706
Plan amendments	—	216	459	(10,814)	(33,902)	—
Adjustments for expense/tax contained in service cost	—	—	(1,976)	(2,087)	—	—
Plan participants’ contributions	—	—	1,790	2,096	809	1,024
Benefits paid	(28,479)	(27,341)	(29,121)	(32,134)	(6,569)	(6,945)
Curtailments / settlements	—	—	—	(9,270)	—	—
Translation adjustments	—	—	(69,550)	(86,413)	—	—
Acquisitions/Transferred Liabilities	—	—	—	1,712	—	—
Benefit obligation at end of year	$587,511	$625,479	$860,240	$965,266	$77,148	$113,497
Fair value of plan assets at beginning of year	$501,801	$448,851	$852,893	$799,670
Actual return on plan assets	(11,556)	56,584	(3,271)	135,947
Employer contributions	38,545	23,707	29,352	20,282
Participants’ contributions	—	—	1,790	2,096
Benefits paid	(28,479)	(27,341)	(29,121)	(32,134)
Settlements	—	—	—	—
Translation adjustments	—	—	(61,029)	(74,680)
Acquisitions/Transferred Assets	—	—	—	1,712
Fair value of plan assets at end of year	$500,311	$501,801	$790,614	$852,893
Funded status at end of year	$(87,200)	$(123,678)	$(69,626)	$(112,373)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Amounts recognized in the balance sheet:
Other assets	$—	$—	$4,096	$1,338
Other current liabilities	(3,866)	(3,887)	(613)	(608)
Retirement liabilities	(83,334)	(119,791)	(73,109)	(113,103)
Net amount recognized	$(87,200)	$(123,678)	$(69,626)	$(112,373)

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014	2015	2014
Amounts recognized in AOCI consist of:
Net actuarial loss	$165,093	$178,677	$324,068	$360,070	$18,169	$21,057
Prior service cost (credit)	203	387	(8,482)	(10,697)	(38,453)	(10,358)
Total AOCI (before tax effects)	$165,296	$179,064	$315,586	$349,373	$(20,284)	$10,699

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2015	2014	2015	2014
Accumulated Benefit Obligation — end of year	$583,346	$616,004	$837,272	$942,103
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$587,511	$625,479	$609,922	$695,552
Accumulated benefit obligation	583,346	616,004	586,954	672,389
Fair value of plan assets	500,311	501,801	536,200	581,841
Weighted-average assumptions used to determine obligations at December 31
Discount rate	4.20%	3.90%	3.03%	2.74%
Rate of compensation increase	3.25%	3.25%	1.98%	2.00%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2016	31,284	26,660	4,470
2017	32,583	26,806	4,516
2018	33,850	28,996	4,638
2019	35,262	29,709	4,732
2020	36,132	28,931	4,840
2021 - 2025	187,429	160,179	23,997
Contributions
Required Company Contributions in the Following Year (2016)	$3,947	$24,331	$4,470
The Company considers a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets. The Company considers the historical long-term return experience of our assets, the current and expected allocation of our plan assets and expected long-term rates of return. The Company derives these expected long-term rates of return with the assistance of our investment advisors. The Company bases its expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income, real estate and alternative asset classes. The asset allocation is monitored on an ongoing basis.
The Company considers a variety of factors in determining and selecting our assumptions for the discount rate at December 31. For the U.S. plans, the discount rate was based on the internal rate of return for a portfolio of Moody’s Aaa, Aa and Merrill Lynch AAA-AA high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plan. The rate of compensation increase for all plans and the medical cost trend rate for the applicable U.S. plans are based on plan experience.

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Percentage of assets invested in:
Cash and cash equivalents	1%	1%	2%	1%
Equities	41%	40%	27%	26%
Fixed income	58%	59%	55%	62%
Property	0%	0%	7%	7%
Alternative and other investments	0%	0%	9%	4%
With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target investment allocation is 40% equity securities and 60% fixed income securities.
The expected annual rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 70% in fixed income securities; 15% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments.
The following tables present our plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2015 and 2014. Our plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 15.

	U.S. Plans for the year ended
	December 31, 2015
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$4,767	$—	$4,767
Equity Securities
U.S. Common Stock	37,024	—	—	37,024
Non-U.S. Common Stock	—	—	—	—
Balanced Funds	—	8,845	—	8,845
Pooled Funds	—	159,800	—	159,800
Fixed Income Securities
Government & Government Agency Bonds	—	11,070	—	11,070
Mutual Funds	—	190,274	—	190,274
Corporate Bonds	—	77,754	—	77,754
Municipal Bonds	—	10,006	—	10,006
Total	$37,024	$462,516	$—	$499,540
Receivables				$771
Total				$500,311

	U.S. Plans for the year ended
	December 31, 2014
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$3,829	$—	$3,829
Equity Securities
U.S. Common Stock	37,278	—	—	37,278
Non-U.S. Common Stock	1,635	—	—	1,635
Balanced Funds	—	9,270	—	9,270
Pooled Funds	—	154,559	—	154,559
Fixed Income Securities
Government & Government Agency Bonds	—	10,620	—	10,620
Mutual Funds	—	212,007	—	212,007
Corporate Bonds	—	63,057	—	63,057
Municipal Bonds	—	9,100	—	9,100
Total	$38,913	$462,442	$—	$501,355
Receivables				$446
Total				$501,801

	Non-U.S. Plans for the year ended
	December 31, 2015
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$13,239	$—	$—	$13,239
Equity Securities
U.S. Large Cap	74,306	17,118	—	91,424
U.S. Mid Cap	262	—	—	262
U.S. Small Cap	230	—	—	230
Non-U.S. Large Cap	73,578	12,372	—	85,950
Non-U.S. Mid Cap	2,175	—	—	2,175
Non-U.S. Small Cap	226	—	—	226
Emerging Markets	33,291	2,152	—	35,443
Fixed Income Securities
U.S. Treasuries/Government Bonds	67	—	—	67
Non-U.S. Treasuries/Government Bonds	121,552	55,184	—	176,736
Non-U.S. Corporate Bonds	56,238	174,626	—	230,864
Non-U.S. Asset-Backed Securities	—	26,132	—	26,132
Non-U.S. Other Fixed Income	1,625	—	—	1,625
Alternative Types of Investments
Insurance Contracts	299	36,447	—	36,746
Hedge Funds	—	—	17,034	17,034
Absolute Return Funds	2,566	16,603	—	19,169
Real Estate
Non-U.S. Real Estate	—	13,985	39,307	53,292
Total	$379,654	$354,619	$56,341	$790,614

	Non-U.S. Plans for the year ended
	December 31, 2014
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$10,792	$—	$—	$10,792
Equity Securities
U.S. Large Cap	64,852	8,295	—	73,147
Non-U.S. Large Cap	83,671	5,853	—	89,524
Non-U.S. Mid Cap	145	—	—	145
Non-U.S. Small Cap	33	—	—	33
Emerging Markets	52,664	1,214	—	53,878
Fixed Income Securities
U.S. Treasuries/Government Bonds	47	—	—	47
Non-U.S. Treasuries/Government Bonds	163,143	100,544	—	263,687
Non-U.S. Corporate Bonds	62,630	186,837	—	249,467
Non-U.S. Asset-Backed Securities	—	16,375	—	16,375
Non-U.S. Other Fixed Income	1,409	—	—	1,409
Alternative Types of Investments
Insurance Contracts	316	—	—	316
Hedge Funds	—	—	14,775	14,775
Other	904	—	—	904
Absolute Return Funds	—	17,135	—	17,135
Private Equity Funds	—	—	6	6
Real Estate
Non-U.S. Real Estate (1)	—	11,697	49,556	61,253
Total	$440,606	$347,950	$64,337	$852,893
(1) The 2014 presentation was revised by $44.6 million to correctly present assets as level 3 instead of level 2.
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2015:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Private Equity	Hedge Funds	Total
Ending balance as of December 31, 2014	$49,556	$6	$14,775	$64,337
Actual return on plan assets	(10,249)	(6)	2,259	(7,996)
Ending balance as of December 31, 2015	$39,307	$—	$17,034	$56,341
The following weighted average assumptions were used to determine our postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2015	2014	2015	2014
Discount rate	3.90%	4.80%	4.20%	3.90%
Current medical cost trend rate	5.80%	6.50%	7.15%	5.80%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2023	2021	2023	2023

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$17,519	$17,359	$(5)	$1,186
Non-U.S. Pension Plans	39,727	37,661	2,478	1,963
Postretirement Benefit Plan	N/A	2,376	85	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.6 million and $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.6 million and $0.1 million, respectively.
The Company contributed $35.1 million and $29.4 million to its qualified U.S. pension plans and non-U.S. pension plans in 2015, respectively. The Company made $3.5 million in benefit payments with respect to its non-qualified U.S. pension plan. In addition, $6.6 million of payments were made with respect to the Company's other postretirement plans.
NOTE 15.    FINANCIAL INSTRUMENTS
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London InterBank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts included in Note 14.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2015.
The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at December 31 consisted of the following:

	2015		2014
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents(1)	$181,988	$181,988	$478,573	$478,573
Credit facilities and bank overdrafts(2)	142,105	142,105	12,335	12,335
Long-term debt:(3)
Senior notes — 2006	125,000	127,717	125,000	133,137
Senior notes — 2007	500,000	563,855	500,000	587,650
Senior notes — 2013	299,809	290,830	299,782	296,290

_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)
The carrying amount of our credit facilities and bank overdrafts approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of our long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on our own credit risk.
Derivatives
The Company periodically enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with its intercompany loans, foreign currency receivables and payables and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.
In 2003, the Company executed a 10-year Yen - U.S. dollar currency swap related to the monthly sale and purchase of products between the U.S. and Japan which has been designated as a cash flow hedge. This swap matured in January 2013.
During the years ended December 31, 2015 and 2014, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income ("OCI") as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in our European subsidiaries are divested. Ten of these forward currency contracts matured during the year ended December 31, 2015. The outstanding forward currency contacts have remaining maturities of less than one year.
During the year ended December 31, 2015 and 2014, the Company continued to enter into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(Losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
During 2014 and 2013, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the year ended December 31, 2014.

During Q1 2013, the Company entered into three interest rate swaps to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. During the second quarter of 2013, the Company terminated these swaps and incurred a loss of $2.7 million, which it will amortize as Interest expense over the life of the Senior Notes - 2013 (discussed in Note 9).
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2015 and December 31, 2014:

(DOLLARS IN THOUSANDS)	December 31, 2015	December 31, 2014
Forward currency contracts	$256,200	$191,150
Interest rate swaps	$775,000	$425,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$6,560	$3,700	$10,260
Interest rate swaps	1,210	—	1,210
	$7,770	$3,700	$11,470
Derivative liabilities(b)
Foreign currency contracts	$2,106	$3,022	$5,128

	December 31, 2014
	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$16,637	$4,398	$21,035
Interest rate swaps	683	—	683
	$17,320	$4,398	$21,718
Derivative liabilities(b)
Foreign currency contracts	$6	$1,055	$1,061
_______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain For the years ended December 31,		Location of Gain Recognized in Income on Derivative
	2015	2014
Foreign currency contract	$8,644	$25,678	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014 (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:
Forward currency contract	(3,244)	16,109	Cost of goods sold	16,250	(3,675)
Interest rate swaps (2)	274	274	Interest expense	(274)	(274)
Derivatives in Net Investment Hedging Relationships:
Forward currency contract	5,231	7,415	N/A	—	—
Total	$2,261	$23,798		$15,976	$(3,949)
_______________________

(1)	Ten year swap executed in 2003, matured in January 2013.

(2)	Interest rate swaps were entered into as pre-issuance hedges for the $300 million bond offering.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2015 and 2014.
The Company expects approximately $8.2 million (net of tax), of derivative gains included in AOCI at December 31, 2015, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive loss, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(124,156)	13,006	33,410	(77,740)
Amounts reclassified from AOCI	—	(15,976)	20,707	4,731
Net current period other comprehensive income (loss)	(124,156)	(2,970)	54,117	(73,009)
Accumulated other comprehensive loss, net of tax, as of December 31, 2015	$(297,498)	$9,401	$(325,342)	$(613,439)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2013	$(104,278)	$(4,012)	$(284,421)	$(392,711)
OCI before reclassifications	(69,064)	12,434	(111,915)	(168,545)
Amounts reclassified from AOCI	—	3,949	16,877	20,826
Net current period other comprehensive income (loss)	(69,064)	16,383	(95,038)	(147,719)
Accumulated other comprehensive loss, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	December 31, 2015	December 31, 2014	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	18,571	(4,426)	Cost of goods sold
Interest rate swaps	(274)	(274)	Interest expense
	(2,321)	751	Provision for income taxes
	$15,976	$(3,949)	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Settlements / Curtailments	$—	$(43)	(a)
Prior service cost	6,389	(63)	(a)
Actuarial losses	(36,167)	(28,219)	(a)
	9,071	11,448	Provision for income taxes
	$(20,707)	$(16,877)	Total, net of income taxes
 (a) The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 14 to the Consolidated Financial Statements - Employee Benefits for additional information regarding net periodic benefit cost.

NOTE 17.    CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. The Company had one customer that accounted for more than 10% of its consolidated net sales in each year for all periods presented.
NOTE 18.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Minimum rental payments under non-cancelable operating leases are $33.4 million in 2016, $28.5 million in 2017, $23.3 million in 2018, and from 2019 and thereafter through 2041, the aggregate lease obligations are $171.3 million. The corresponding rental expense amounted to $33.6 million, $34.4 million and $32.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At December 31, 2015, the Company had total bank guarantees and standby letters of credit of approximately $36.2 million with various financial institutions. Included in the above aggregate amount is a total of $13.1 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2015.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $12.0 million as of December 31, 2015.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2015, the Company had available lines of credit (in addition to the Credit Facility as discussed in Note 9) of approximately $70.7 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2015.
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
Periodically, the Company assesses its insurance coverage for all known claims, where applicable, taking into account aggregate coverage by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with its insurance carriers. The liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims has been incurred and if so, whether the amount of loss can be reasonably estimated. The Company records the expected liability with respect to claims in Other liabilities and expected recoveries from its insurance carriers in Other assets. The Company recognizes a receivable when it believes that realization of the insurance receivable is probable under the terms of the insurance policies and its payment experience to date.
Environmental
Over the past 20 years, various federal and state authorities and private parties have claimed that we are a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.

The Company has been identified as a PRP at eight facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its potential liability on at least a quarterly basis and accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $5 million.
While joint and several liability is authorized under federal and state environmental laws, the Company believes the amounts it has paid and anticipates paying in the future for clean-up costs and damages at all sites are not and will not have a material adverse effect on its financial condition, results of operations or liquidity. This assessment is based upon, among other things, the involvement of other PRPs at most of the sites, the status of the proceedings, including various settlement agreements and consent decrees and the extended time period over which payments will likely be made. There can be no assurance, however, that future events will not require the Company to materially increase the amounts it anticipates paying for clean-up costs and damages at these sites, and that such increased amounts will not have a material adverse effect on its financial condition, results of operations or cash flows.
China Odor Matter
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Flavors facility in China was temporarily idled and another facility was required to modify its production schedule. Accordingly, the Company invested approximately $6.5 million in odor-abatement equipment at these facilities to address these issues.
If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
Other Contingencies
The Company has contingencies involving third parties (such as labor, contract, technology or product-related claims or litigation) as well as government-related items in various jurisdictions in which it operates pertaining to such items as value-added taxes, other indirect taxes, customs and duties and sales and use taxes. It is possible that cash flows or results of operations, in any period, could be materially affected by the unfavorable resolution of one or more of these contingencies.
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes they have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $25.1 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in early 2017. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of December 31, 2015, the Company estimates a range of reasonably possible loss related to all of the matters above of $0-$31 million.
Separately, the Spanish tax authorities alleged claims for a capital tax in a case arising from similar allegations as the income tax cases (discussed in further detail in Note 10). In connection with the 2002 income tax assessment ruling discussed in Note 10, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015.
(a)(3) EXHIBITS

Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 10(g) to Registrant’s Report on Form 10-Q filed on August 12, 2002.

3(ii)	By-laws of the Registrant, effective as of February 6, 2014, incorporated by reference to Exhibit 3(ii) to Registrant’s Report on Form 8-K filed on December 17, 2015.

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

*10.4
2015 Stock Award and Incentive Plan, as Amended and Restated as of February 6, 2014, incorporated by reference to Annex 1 of the Registrant's definitive proxy statement on Schedule 14A Filed with the SEC on March 18, 2015.

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

*10.7
Form of U.S. Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2000 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.5 to Registrant’s Report on Form 10-Q filed on October 31, 2007.

Exhibit Number	Description

*10.8
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

*10.10
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

*10.12
Form of International Flavors & Fragrances Inc. Stock Option Agreement under 2000 Stock Option Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to Registrant’s Report on Form 10-Q filed on November 9, 2004.

*10.13	Amended and Restated Executive Severance Policy, as Amended through and including March 11, 2015, incorporated by reference to Exhibit 10.2 to Registrant's Report on Form 10-Q Filed on May 12, 2015.

*10.14
Director Charitable Contribution Program, adopted by the Board of Directors on December 8, 2009, incorporated by reference to Exhibit 10.38 to Registrant’s Report on Form 10-K filed on February 25, 2010.

*10.15	Form of Director/Officer Indemnification Agreement incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed on July 28, 2008.

*10.16
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

*10.17
Amendment No. 1 to the Credit Agreement, dated as of June 2, 2014, among International Flavors & Fragrances Inc., International Flavors & Fragrances (Luxembourg) S.à.r.l., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V., IFF Worldwide (Gibraltar) Limited and IFF Aroma Esans Sanayi Ve Ticaret Anonim Sirketi, the various financial institutions as are parties to the Credit Agreement, and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q filed on August 5, 2014.

*10.18	Form of Executive Death Benefit Plan Agreement incorporated by reference to Exhibit 10.27 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.19	Deferred Compensation Plan, as amended and restated December 12, 2011 incorporated by reference to Exhibit 10.28 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.20
Form of U.S. Stock Settled Appreciation Rights Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.29 to Registrant’s Report on Form 10-K filed on February 28, 2012.

Exhibit Number	Description

*10.21
Form of Restricted Stock Units Award Agreement under International Flavors & Fragrances Inc. 2015 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.36 to Registrant’s Report on Form 10-Q filed on May 12, 2015.

*10.22
Form of Purchased Restricted Stock Agreement under International Flavors & Fragrances Inc. 2010 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.31 to Registrant’s Report on Form 10-K filed on February 28, 2012.

*10.23
Form of Non-Employee Director’s Restricted Stock Units Agreement under International Flavors & Fragrances Inc. 2015 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.7 to Registrant’s Report on Form 10-K filed on May 12, 2015.

*10.24
Form of Annual Incentive Plan Award Agreement under International Flavors & Fragrances Inc. 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.3 to Registrant's Report on Form 10-Q Filed on May 12, 2015.

*10.25	Form of Long-Term Incentive Plan Award Agreement under International Flavors & Fragrances Inc. 2015 Stock Award and Incentive Plan.

*10.26
Restricted Stock Units Award Agreement, dated as of June 13, 2014, between International Flavors and Fragrances Inc. and Nicolas Mirzayantz, incorporated by reference to Exhibit 10.5 to Registrant's Report on Form 10-Q Filed on August 5, 2014.

*10.27
Form of Equity Choice Program Award Agreement under International Flavors & Fragrances Inc. 2015 Stock Award and Incentive Plan incorporated by reference to Exhibit 10.1 to Registrant's Report on Form 10-Q Filed on November 9, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Alison A. Cornell
Name:	Alison A. Cornell
Title:	Executive Vice President and Chief Financial Officer
Dated: March 1, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andreas Fibig	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2016
Andreas Fibig

/s/ Alison A. Cornell	Executive Vice President and Chief Financial Officer	March 1, 2016
Alison A. Cornell

/s/ Richard A. O'Leary	Senior Vice President, Controller and Chief Accounting Officer	March 1, 2016
Richard A. O'Leary

/s/ Marcello V. Bottoli	Director	March 1, 2016
Marcello V. Bottoli

/s/ Linda B. Buck	Director	March 1, 2016
Linda B. Buck

/s/ Michael Ducker	Director	March 1, 2016
Michael Ducker

/s/ David R. Epstein	Director	March 1, 2016
David R. Epstein

/s/ Roger W. Ferguson, Jr.	Director	March 1, 2016
Roger W. Ferguson, Jr.

/s/ John F. Ferraro	Director	March 1, 2016
John F. Ferraro

/s/ Christina Gold	Director	March 1, 2016
Christina Gold

/s/ Henry W. Howell, Jr.	Director	March 1, 2016
Henry W. Howell, Jr.

/s/ Katherine M. Hudson	Director	March 1, 2016
Katherine M. Hudson

/s/ Dale F. Morrison	Director	March 1, 2016
Dale F. Morrison

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2015
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$9,147	$590		$60	$(1,568)	$8,229
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	355,568	16,445	(1)	—	(32,618)	339,395

	For the Year Ended December 31, 2014
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$10,493	$222		$(554)	$(1,014)	$9,147
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	503,990	(92,204)	(2)	—	(56,218)	355,568

	For the Year Ended December 31, 2013
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$9,293	$1,984		$(1,059)	$275	$10,493
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	450,733	38,360	(3)	—	14,897	503,990
_______________________
(1) The 2015 amount includes an adjustment to the 2014 foreign net operating loss carryforwards in the amount of $10.0 million, as discussed in Note 10 of the Consolidated Financial Statements.
(2) The 2014 amount includes an adjustment to the 2013 foreign net operating loss carryforwards in the amount of $81.0 million, as discussed in Note 10 of the Consolidated Financial Statements.
(3) The 2013 amount includes an adjustment to the 2012 foreign net operating loss carryforwards in the amount of $29.9 million, as discussed in Note 10 of the Consolidated Financial Statements.

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.
INVESTOR INFORMATION
ANNUAL MEETING
The Annual Meeting of Shareholders will be held at 61 rue de Villiers, Neuilly-sur-Seine, France on May 2, 2016 at 3:00 p.m local time/9:00 a.m., EDT.
IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 17, 2016, which will provide instructions as to how shareholders may access and review the proxy materials for the 2016 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.
TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
59 Maiden Lane
New York, New York 10038
800-937-5449
www.amstock.com
LISTED
New York Stock Exchange
Euronext Paris
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
WEBSITE
www.iff.com