Form 10-Q
period 2016-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2016-05-09
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares outstanding as of April 26, 2016: 79,713,873

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$528,877	$181,988
Trade receivables (net of allowances of $8,477 and $8,229, respectively)	609,587	537,896
Inventories: Raw materials	292,942	282,181
Work in process	15,832	17,450
Finished goods	291,922	289,388
Total Inventories	600,696	589,019
Prepaid expenses and other current assets	152,369	146,981
Total Current Assets	1,891,529	1,455,884
Property, plant and equipment, at cost	1,839,244	1,812,283
Accumulated depreciation	(1,105,305)	(1,079,489)
	733,939	732,794
Goodwill	951,177	941,389
Other intangible assets, net	302,088	306,004
Deferred income taxes	160,990	166,323
Other assets	122,737	119,060
Total Assets	$4,162,460	$3,721,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$133,692	$132,349
Accounts payable	276,929	302,473
Accrued payroll and bonus	39,603	48,843
Dividends payable	44,640	44,824
Other current liabilities	217,884	213,639
Total Current Liabilities	712,748	742,128
Long-term debt	1,369,955	937,844
Deferred gains	42,557	43,260
Retirement liabilities	243,690	242,383
Other liabilities	157,950	160,849
Total Other Liabilities	1,814,152	1,384,336
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of March 31, 2016 and December 31, 2015 and outstanding 79,777,759 and 80,022,291 shares as of March 31, 2016 and December 31, 2015	14,470	14,470
Capital in excess of par value	143,642	140,802
Retained earnings	3,678,219	3,604,254
Accumulated other comprehensive loss	(606,999)	(613,439)
Treasury stock, at cost - 36,080,431 shares as of March 31, 2016 and 35,835,899 shares as of December 31, 2015	(1,598,968)	(1,555,769)
Total Shareholders’ Equity	1,630,364	1,590,318
Noncontrolling interest	5,196	4,672
Total Shareholders’ Equity including noncontrolling interest	1,635,560	1,594,990
Total Liabilities and Shareholders’ Equity	$4,162,460	$3,721,454

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$783,312	$774,907
Cost of goods sold	423,103	428,630
Gross profit	360,209	346,277
Research and development expenses	63,385	63,462
Selling and administrative expenses	123,543	118,995
Amortization of acquisition-related intangibles	6,061	1,840
Restructuring and other charges, net	—	187
Operating profit	167,220	161,793
Interest expense	12,478	11,095
Other income	(154)	(5,710)
Income before taxes	154,896	156,408
Taxes on income	36,293	28,150
Net income	118,603	128,258
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	14,077	(50,515)
(Losses) gains on derivatives qualifying as hedges	(10,192)	12,083
Pension and postretirement net liability	2,555	5,547
Other comprehensive income (loss)	6,440	(32,885)
Total comprehensive income	$125,043	$95,373

Net income per share - basic	$1.48	$1.58
Net income per share - diluted	$1.47	$1.57
Average number of shares outstanding - basic	79,666	80,654
Average number of shares outstanding - diluted	80,055	81,195
Dividends declared per share	$0.56	$0.47
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$118,603	$128,258
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,697	19,985
Deferred income taxes	4,193	13,932
(Gain) loss on disposal of assets	(2,713)	34
Stock-based compensation	5,930	5,387
Pension contributions	(7,410)	(54,048)
Changes in assets and liabilities:
Trade receivables	(60,655)	(62,891)
Inventories	3,256	13,172
Accounts payable	(29,375)	4,618
Accruals for incentive compensation	(11,598)	(27,675)
Other current payables and accrued expenses	10,456	12,585
Other assets/liabilities, net	(25,769)	(21,881)
Net cash provided by operating activities	31,615	31,476
Cash flows from investing activities:
Additions to property, plant and equipment	(22,512)	(19,381)
Proceeds from disposal of assets	1,366	1,450
Net cash used in investing activities	(21,146)	(17,931)
Cash flows from financing activities:
Cash dividends paid to shareholders	(44,826)	(37,971)
Net change in revolving credit facility borrowings and overdrafts	(124,602)	265
Deferred financing costs	(4,796)	—
Proceeds from issuance of long-term debt	555,559	—
Loss on pre-issuance hedges	(3,244)	—
Proceeds from issuance of stock under stock plans	163	227
Excess tax benefits on stock-based payments	1,032	8,597
Purchase of treasury stock	(40,007)	(10,660)
Net cash provided by (used in) financing activities	339,279	(39,542)
Effect of exchange rate changes on cash and cash equivalents	(2,859)	(8,887)
Net change in cash and cash equivalents	346,889	(34,884)
Cash and cash equivalents at beginning of year	181,988	478,573
Cash and cash equivalents at end of period	$528,877	$443,689
Interest paid, net of amounts capitalized	$20,729	$19,697
Income taxes paid	$23,884	$20,634
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2016 and 2015 quarters, the actual closing dates were April 1, and April 3, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform with current year presentation. In addition, an adjustment has been made to two line items within net cash provided by operating activities for 2015 to reflect the previously recorded correction of a balance sheet classification associated with accounts payable and accruals. The adjustment was not material to the consolidated statement of cash flows.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance will be effective for annual and interim periods beginning after December 15, 2016. Early adoption will be permitted for all entities. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that, for all companies, requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company expects the adoption of this guidance will result in significant increases to assets and liabilities on its consolidated Balance Sheet.
In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue and made subsequent clarifications under the new requirements during March 2016. The guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Adoption as of the original effective date is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash from operations from participating in these programs decreased approximately $4.7 million for the three months ended March 31, 2016 compared to a decrease of approximately $6.5 million for the three months ended March 31, 2015. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2016	2015
Basic	79,666	80,654
Assumed dilution under stock plans	389	541
Diluted	80,055	81,195
An immaterial amount of stock-settled appreciation rights (“SSARs”) were excluded from the computation of diluted net income per share for the three months ended March 31, 2016. There were no stock options or SSARs excluded from the 2015 period.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented, and the number of PRS outstanding as of March 31, 2016 and 2015 was immaterial. Net income allocated to such PRS was $0.6 million during each of the three months ended March 31, 2016 and 2015.
Note 3. Acquisitions:
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group ("Lucas Meyer"). The total shares acquired include shares effectively acquired pursuant to put and call option agreements. The acquisition was accounted for under the purchase method. Total consideration was approximately Euro 284.0 million ($312.0 million), including approximately $4.8 million of cash acquired. The Company paid Euro 282.0 million (approximately $309.7 million, for this acquisition, which was funded from existing resources, and recorded a liability of approximately Euro 2.0 million (approximately $2.2 million). The purchase price exceeded the fair value of existing net assets by approximately $289.5 million. The excess was allocated principally to identifiable intangible assets (approximately $161.5 million), goodwill (approximately $186.8 million) and approximately $51.0 million to deferred taxes. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Separately identifiable intangible assets are principally related to customer relationships, proprietary technology and patents. The intangible assets are being amortized using lives ranging from 10-28 years. The purchase price allocation is preliminary pending final valuations of intangible assets, principally related to the valuation of customer relationships, allocation of asset values by legal entity and determination of useful lives.
No pro forma financial information for 2016 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income. During the first quarter of 2016, the preliminary purchase price allocation was updated, however, none of the changes were material to the consolidated financial statements. The purchase price allocation is expected to be completed in the second quarter of 2016.
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). The acquisition was accounted for under the purchase method. The Company paid $198.9 million (including $10.4 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price allocation was completed during the fourth quarter of 2015. The impact of the acquisition was not material to the consolidated financial statements.
Note 4. Restructuring and Other Charges, Net:
During the fourth quarter of 2015, the Company established a series of initiatives that are intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, in the fourth quarter of 2015, the Company recorded a pre-tax charge of $7.6 million, included in restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that will be affected. During the first quarter of 2016, the Company made payments of $0.9 million and recorded accelerated depreciation expense of $0.1 million. The total cost of the plan is expected to be approximately $10 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully implemented in the second half of 2017.

Changes in employee-related restructuring liabilities during the three months ended March 31, 2016, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Total
Balance at December 31, 2015	$7,882	$—	$7,882
Additional charges (reversals), net	—	101	101
Non-cash charges	—	(101)	(101)
Payments and other costs	(923)	—	(923)
Balance at March 31, 2016	$6,959	$—	$6,959
Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2016 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2015	$941,389
Foreign exchange	6,812
Other	2,976
Balance at March 31, 2016	$951,177
Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2016	2015
Cost
Customer relationships	$288,876	$293,799
Trade names & patents	38,871	34,182
Technological know-how	111,886	112,393
Other	25,792	22,711
Total carrying value	465,425	463,085
Accumulated Amortization
Customer relationships	(70,214)	(66,324)
Trade names & patents	(10,918)	(10,282)
Technological know-how	(65,920)	(65,258)
Other	(16,285)	(15,217)
Total accumulated amortization	(163,337)	(157,081)

Other intangible assets, net	$302,088	$306,004

Amortization
Amortization expense was $6.1 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively. Annual amortization is expected to be $23.1 million for the full year 2016, $22.5 million for the year 2017, $21.9 million for the year 2018, $20.5 million for the year 2019, $19.8 million for the year 2020 and $15.6 million for the year 2021.

Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2016	December 31, 2015
Senior notes - 2006	6.14%	2016	$125,000	$125,000
Senior notes - 2007	6.40%	2017-27	500,000	500,000
Senior notes - 2013	3.20%	2023	299,816	299,809
Euro Senior notes - 2016 (1)	1.75%	2024	561,070	—
Credit facility	2.67%	2019	—	131,196
Bank overdrafts and other			14,965	10,909
Deferred realized gains on interest rate swaps			2,796	3,279
			1,503,647	1,070,193
Less: Current portion of long-term debt			(133,692)	(132,349)
			$1,369,955	$937,844
(1) Amount is net of unamortized discount and debt issuance costs.
On March 14, 2016, the Company issued Euro 500.0 million ($556.6 million) face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of Euro 0.9 million ($1.0 million). The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of Euro 496.0 million ($552.1 million) which was net of the $1.0 million discount and Euro 3.1 million ($3.5 million) underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the expected debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions which were settled upon issuance of the debt resulted in a loss of approximately $3.2 million as of March 31, 2016. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 8 year term of the debt. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024.
Upon 30 days’ notice to holders of the Euro Senior Notes - 2016 , the Company may redeem the Euro Senior Notes - 2016 for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the Indenture. However, no make-whole premium will be paid for redemptions of the Euro Senior Notes - 2016 on or after December 14, 2023. The Indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Euro Senior Notes - 2016 below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Euro Senior Notes - 2016, plus accrued and unpaid interest to the date of repurchase.
During the first quarter of 2016, the Company repaid the full amount outstanding under the credit facility ($131.2 million).
Note 7. Income Taxes:
Uncertain Tax Positions
At March 31, 2016, the Company had $22.5 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2016, the Company had accrued interest and penalties of $0.8 million classified in Other liabilities.
As of March 31, 2016, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $23.3 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the most significant items are discussed below. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2006 to 2015. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use taxes and property taxes, which are discussed in Note 13.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2016 was 23.4% compared with 18.0% for the three months ended March 31, 2015. The quarter-over-quarter increase is largely due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded, which was partially offset by lower cost of repatriation, lower loss provisions and favorable mix of earnings in the first quarter of 2016.

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Equity-based awards	$5,930	$5,387
Liability-based awards	593	1,907
Total stock-based compensation expense	6,523	7,294
Less: tax benefit	(1,973)	(2,187)
Total stock-based compensation expense, after tax	$4,550	$5,107

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
Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Net sales:
Flavors	$372,508	$377,108
Fragrances	410,804	397,799
Consolidated	$783,312	$774,907
Segment profit:
Flavors	$91,813	$92,727
Fragrances	89,237	81,598
Global expenses	(13,870)	(11,564)
Restructuring and other charges, net (1)	(101)	(187)
Acquisition and related costs (2)	(1,037)	(500)
Operational improvement initiative costs (3)	(268)	(281)
Spanish capital tax settlement (4)	1,446	—
Operating profit	167,220	161,793
Interest expense	(12,478)	(11,095)
Other income	154	5,710
Income before taxes	$154,896	$156,408

(1)	Restructuring and other charges, net relate to accelerated depreciation costs in Europe recorded in Cost of goods sold.

(2)	Acquisition and related costs are associated with the 2015 acquisition of Lucas Meyer as discussed in Note 3, including inventory step-up charges related to the inventory acquired.

(3)	Operational improvement initiative costs relate to accelerated depreciation costs in Asia in both the 2016 and 2015 periods.

(4)
The Spanish capital tax settlement represents interest received from the Spanish government related to the reversal of the unfavorable ruling the Spanish capital tax case from 2002, which was reversed during the year ended December 31, 2015.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2016 and 2015 were $180.4 million and $163.6 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2016 and 2015 were $602.9 million and $611.3 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Service cost for benefits earned	$771	$984
Interest cost on projected benefit obligation	6,007	5,953
Expected return on plan assets	(8,069)	(8,083)
Net amortization and deferrals	1,387	5,203
Net periodic benefit cost	96	4,057
Defined contribution and other retirement plans	2,402	2,135
Total expense	$2,498	$6,192

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Service cost for benefits earned	$3,775	$4,383
Interest cost on projected benefit obligation	6,366	6,392
Expected return on plan assets	(11,949)	(12,950)
Net amortization and deferrals	3,264	3,486
Loss due to settlements and special terminations	—	—
Net periodic benefit cost	1,456	1,311
Defined contribution and other retirement plans	1,707	1,595
Total expense	$3,163	$2,906
The Company expects to contribute a total of approximately $24 million to its non-U.S. pension plans during 2016. During the three months ended March 31, 2016, there were no contributions made to the qualified U.S. pension plans. In the three months ended March 31, 2016, $6.3 million of contributions were made to the non-U.S. plans and $1.1 million of contributions were made to the U.S. non-qualified plans.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Service cost for benefits earned	$215	$300
Interest cost on projected benefit obligation	787	1,082
Net amortization and deferrals	(1,355)	(711)
Total postretirement benefit expense	$(353)	$671
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2016. In the three months ended March 31, 2016, $1.3 million of contributions were made.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2015 Form 10-K.
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2016.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(DOLLARS IN THOUSANDS)
Cash and cash equivalents (1)	$528,877	$528,877	$181,988	$181,988
Credit facilities and bank overdrafts (2)	14,965	14,965	142,105	142,105
Long-term debt: (3)
Senior notes - 2006	125,000	126,861	125,000	127,717
Senior notes - 2007	500,000	572,663	500,000	563,855
Senior notes - 2013	299,816	301,249	299,809	290,830
Senior notes - 2016	561,070	578,271	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. There were no maturities of these forward currency contracts during the three months ended March 31, 2016.

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.

During 2015 and 2014, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three months ended March 31, 2016.
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. The Company incurred a loss of Euro 2.9 million ($3.2 million) due to the termination of these swaps. The loss will be amortized as interest expense over the life of the Euro Senior Notes - 2016 as discussed in Note 6.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2016 and December 31, 2015:

(DOLLARS IN THOUSANDS)	March 31, 2016	December 31, 2015
Foreign currency contracts	$298,000	$256,200
Interest rate swaps	$775,000	$775,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,912	$3,340	$5,252
Interest rate swaps	3,692	—	3,692
	$5,604	$3,340	$8,944
Derivative liabilities (b)
Foreign currency contracts	$7,530	$4,174	$11,704
	$7,530	$4,174	$11,704

	December 31, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$6,560	$3,700	$10,260
Interest rate swaps	1,210	—	1,210
	$7,770	$3,700	$11,470
Derivative liabilities (b)
Foreign currency contracts	$2,106	$3,022	$5,128

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended March 31,
	2016	2015
Foreign currency contracts	$(4,943)	$9,704	Other expense (income), net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	(7,003)	12,014	Cost of goods sold	2,616	1,023
Interest rate swaps (1)	(3,175)	69	Interest expense	(86)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(2,404)	4,561	N/A	—	—
Total	$(12,582)	$16,644		$2,530	$954

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow hedges during the three months ended March 31, 2016 and 2015. The ineffective portion of the net investment hedges was not material during the three months ended March 31, 2016 and 2015.
The Company expects that approximately $3.0 million (net of tax) of derivative gains included in AOCI at March 31, 2016, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,498)	$9,401	$(325,342)	$(613,439)
OCI before reclassifications	14,077	(7,662)	—	6,415
Amounts reclassified from AOCI	—	(2,530)	2,555	25
Net current period other comprehensive income (loss)	14,077	(10,192)	2,555	6,440
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2016	$(283,421)	$(791)	$(322,787)	$(606,999)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(50,515)	13,037	—	(37,478)
Amounts reclassified from AOCI	—	(954)	5,547	4,593
Net current period other comprehensive income (loss)	(50,515)	12,083	5,547	(32,885)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2015	$(223,857)	$24,454	$(373,912)	$(573,315)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$2,990	$1,169	Cost of goods sold
Interest rate swaps	(86)	(69)	Interest expense
	(374)	(146)	Provision for income taxes
	$2,530	$954	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$1,864	$1,166	(a)
Actuarial losses	(5,160)	(9,144)	(a)
	741	2,431	Provision for income taxes
	$(2,555)	$(5,547)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 14 of our 2015 Form 10-K for additional information regarding net periodic benefit cost.

Note 13. Commitments and Contingencies:
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At March 31, 2016, we had total bank guarantees and standby letters of credit of approximately $40 million with various financial institutions. Included in the above aggregate amount is a total of $14.4 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2016.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $12.0 million as of March 31, 2016.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At March 31, 2016, we had available lines of credit (in addition to the Credit Facility discussed in Note 8 of our 2015 Form 10-K) of approximately $72.4 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2016.
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

China Facilities
Guangzhou Flavors plant
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Flavors facility in China was temporarily idled. Accordingly, the Company invested approximately $6.5 million in odor-abatement equipment at these facilities to address these issues.
If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
Zhejiang Ingredients plant
The Company has received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. The Company has made investments in the Ingredients plant to comply with applicable regulations and would prefer to remain at the existing site. The Company is in discussions with the government regarding the intent, purpose and timing of the requested relocation. If we were ultimately required to move, the Company and government authorities would need to agree upon the amount and nature of government compensation. Depending upon the outcome of these discussions, we may be required, at some point, to adjust depreciation or the carrying value of the current site. The current site amounts to less than 5% of property, plant and equipment, net.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $26.4 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Based on the information available as of March 31, 2016, we estimate a range of reasonably possible loss related to the matters above, collectively, is $0-$31 million.
Separately, the Spanish tax authorities alleged claims for a capital tax, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During the first quarter of 2016, we recorded additional income of $1.4 million related to amounts expected to be received from the authorities. This amount has been reflected as a reduction of administrative expense.

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
During the second quarter of 2015, we completed the acquisition of Ottens Flavors, and in the third quarter of 2015, we completed the acquisition of Lucas Meyer. The acquisitions did not have a material impact on our consolidated statement of comprehensive income either individually or in aggregate.
2016 Overview
Net sales during the first quarter of 2016 increased 1% on a reported basis and 6% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of acquisitions contributing approximately 4% to both reported and currency neutral basis growth rates. The currency neutral growth of 2%, excluding acquisitions, reflects new win performance (net of losses) in Fragrance Compounds and Flavors and lower volume erosion on existing business in Fragrance Compounds.
Exchange rate fluctuations had a 500 basis point (bps) unfavorable impact on net sales for the first quarter, driven mainly by the weakening of the Euro against the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased year-over-year to 46.0% in the first quarter of 2016 from 44.7% in the 2015 period driven primarily by volume growth, the benefits of productivity initiatives and the contribution of acquisitions. Included in the first quarter of 2016 was $1.3 million of acquisition related costs and costs associated with accelerated depreciation, compared to $0.3 million of costs associated with operational improvement initiatives included in the first quarter of 2015. Excluding these items, gross margin increased 140 bps compared to the prior year period. The overall raw material cost base is essentially benign

. We believe that we will continue to see higher prices on certain categories (such as naturals including citrus and vanilla) that will be offset by benefits associated with oil-based derivatives that are expected to continue in 2016. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the first quarter of 2016 increased approximately 1%. In currency neutral terms, sales increased 6%, reflecting new win performance in both Fragrance Compounds and Flavors, lower volume erosion on existing business in Fragrance Compounds and the effect of acquisitions (which added approximately 4% to both reported and currency neutral basis amounts). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in all four of our regions and all four of our end-use product categories. Flavors realized currency neutral growth of 4% for the first quarter of 2016, which was driven entirely by the inclusion of acquisitions. Our Fragrance business achieved currency neutral growth of 8%, with approximately half of the growth coming from acquisitions. Fragrances growth principally reflects strong growth within Fragrance Ingredients, which was driven entirely by the inclusion of acquisitions. Overall, our first quarter 2016 results include 6% from developed markets and 5% from emerging markets which each represented 50% of currency neutral sales. From a geographic perspective, for the first quarter, North America (NOAM), Europe, Africa and the Middle East (EAME), Latin America (LA) and Greater Asia (GA) all delivered currency neutral growth in 2016, led by NOAM with 11%.
Operating profit
Operating profit increased $5.4 million to $167.2 million (21.3% of sales) in the 2016 first quarter compared to $161.8 million (20.9% of sales) in the comparable 2015 period. The three months ended March 31, 2016 included less than $0.1 million consisting of acquisition-related, restructuring and operational improvement costs offset by additional income related the Spanish capital tax settlement, compared to $1.0 million of acquisition-related, restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit remained consistent at $167.2 million (21.3% of sales) for the first quarter of 2016 compared to $162.8 million (21.0% of sales) for the first quarter of 2015. Foreign currency changes had an unfavorable impact on operating profit of approximately 4% and 7% in the 2016 and 2015 periods, respectively.
Other income
Other income, net decreased $5.5 million to $0.2 million of income in the first quarter of 2016 compared to $5.7 million of income in the first quarter of 2015. The year-over-year decrease is primarily driven by lower foreign exchange gains on working capital.
Net income
Net income decreased by $9.7 million quarter-over-quarter to $118.6 million for the first quarter of 2016.
Cash flows
Cash flows from operations for the three months ended March 31, 2016 were $31.6 million or 4.0% of sales, compared to cash inflow from operations of $31.5 million or 4.1% of sales for the three months ended March 31, 2015. Included in cash flow from operations in 2016 were increased core working capital requirements (trade receivables, inventories and accounts payable) offset by lower pension contributions than in 2015.

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2016	2015
Net sales	$783,312	$774,907
Cost of goods sold	423,103	428,630
Gross profit	360,209	346,277
Research and development (R&D) expenses	63,385	63,462
Selling and administrative (S&A) expenses	123,543	118,995
Amortization of acquisition-related intangibles	6,061	1,840
Restructuring and other charges, net	—	187
Operating profit	167,220	161,793
Interest expense	12,478	11,095
Other income	(154)	(5,710)
Income before taxes	154,896	156,408
Taxes on income	36,293	28,150
Net income	$118,603	$128,258
Diluted EPS	$1.47	$1.57
Gross margin	46.0%	44.7%
R&D as a percentage of sales	8.1%	8.2%
S&A as a percentage of sales	15.8%	15.4%
Operating margin	21.3%	20.9%
Adjusted operating margin (1)	21.3%	21.0%
Effective tax rate	23.4%	18.0%
Segment net sales
Flavors	$372,508	$377,108
Fragrances	410,804	397,799
Consolidated	$783,312	$774,907

(1)
Adjusted operating margin excludes less than $0.1 million consisting of acquisition-related, restructuring and operational improvement costs offset by additional income related the Spanish capital tax settlement for the three months ended March 31, 2016 and excludes $1.0 million acquisition-related, restructuring and operational improvement initiative costs for the three months ended March 31, 2015.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2016 IN COMPARISON TO FIRST QUARTER 2015
Sales
Sales for the first quarter of 2016 totaled $783.3 million, an increase of 1% from the prior year quarter. On a currency neutral basis sales increased 6%, as a result of new win performance in both Fragrance Compounds and Flavors, in addition to strong growth in Fragrance Ingredients, driven by the impact of acquisitions and lower volume erosion on existing business in Fragrance Compounds. On both a reported and currency neutral basis, the effect of acquisitions was approximately 4% to net sales amounts. Overall organic currency neutral growth included 4% from emerging markets.
Flavors Business Unit
Flavors reported sales declined 1% from the prior year period while currency neutral sales increased 4% during the first quarter of 2016 compared to the 2015 period, which was driven entirely by the inclusion of acquisitions in both reported and currency neutral basis amounts. In addition, the overall performance reflects new win performance offset by volume declines.

The currency neutral increase was due to mid to high single-digit growth in Sweet and low single-digit growth in Beverage and Savory. The Flavors business delivered currency neutral growth in NOAM, LA and GA, led by NOAM. Sales in NOAM were led by double-digit gains in Sweet and high single-digit gains in Beverage. LA sales were driven by double-digit gains in Sweet and Savory. Sales in GA were driven by high single-digit gains in Dairy.
Fragrances Business Unit
The Fragrances business experienced an increase of 3% in reported sales and an 8% increase in currency neutral sales for the first quarter of 2016 compared to the first quarter of 2015. Acquisitions accounted for primarily all of the growth on a reported basis and accounted for approximately half of the growth on a currency neutral basis. The overall currency neutral increase was primarily driven by double-digit growth in Fragrance Ingredients, which is driven entirely by the inclusion of acquisitions, in addition to high single-digit growth in Fine Fragrances, Fabric Care and Personal Wash categories. Excluding the effects of acquisitions, Fragrance Ingredients sales declined mid single-digits on a currency neutral basis.
Sales Performance by Region and Category

		% Change in Sales-First Quarter 2016 vs. First Quarter 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	19%	6%	29%	14%	9%	11%
EAME	Reported	-2%	-5%	4%	-2%	-9%	-5%
	Currency Neutral (1)	5%	1%	10%	4%	-1%	2%
LA	Reported	-9%	6%	-6%	1%	-1%	0%
	Currency Neutral (1)	3%	10%	-4%	8%	8%	8%
GA	Reported	-5%	2%	14%	4%	-3%	0%
	Currency Neutral (1)	-4%	5%	16%	6%	2%	4%
Total	Reported	0%	2%	12%	3%	-1%	1%
	Currency Neutral (1)	7%	6%	15%	8%	4%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

•
NOAM Flavors sales increased 9%, which included the impact of acquisitions, high double-digit growth in Sweet and high single-digit growth in Beverage. NOAM Fragrance sales increased 14% in the first quarter of 2016, principally due to double-digit gains Fragrance Ingredients, which included the impact of acquisitions, Fine Fragrance and Fabric Care as well as high single-digit gains in Home Care.

•
EAME Flavors currency neutral sales declined 1% primarily due to mid single-digit declines in Beverage and low single-digit declines in Savory and Sweet. EAME Fragrance currency neutral sales increased 4% overall, driven mainly by double-digit growth in Fragrance Ingredients, which included the impact of acquisitions, high single-digit growth in Fabric Care and mid single-digit growth in Fine Fragrance, which more than offset high single-digit declines in Home Care.

•
LA Flavors currency neutral sales were up 8% driven by double-digit gains in the Sweet, Savory and Dairy categories. LA Fragrances currency neutral sales increased 8% overall, principally led by double-digit gains in Personal Wash, Hair Care and Home Care, as well as mid single-digit gains in Fine Fragrance, which more than offset mid single-digit declines in Fragrance Ingredients.

•
GA Flavors currency neutral sales increased 2% from the prior year period driven by high single-digit gains in Dairy and low single-digit gains in Sweet and Beverage. GA Fragrances currency neutral sales growth of 6% was principally driven by double-digit gains in Fragrance Ingredients, which included the impact of acquisitions, as well as high single-digit gains in Fabric Care and Personal Wash, which more than offset low to mid single-digit declines in Toiletries and Fine Fragrances.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 130 bps to 54.0% in the first quarter of 2016 compared to 55.3% in the first quarter of 2015. Included in cost of goods sold was $1.3 million of acquisition related inventory step-up, restructuring and operational improvement costs in 2016 compared to $0.3 million of operational improvement initiative costs in 2015.

Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, was essentially flat compared to the prior year period at 8.1% in the first quarter of 2016 versus 8.2% in the first quarter of 2015.
Selling and Administrative (S&A) Expenses
S&A expenses increased $4.5 million to $123.5 million or 15.8%, as a percentage of sales, in the first quarter of 2016 compared to 15.4% in the first quarter of 2015. The $4.5 million increase was principally due to increased professional fees which were partially offset by the benefit of $1.4 million related to the Spanish capital tax settlement. Excluding the benefit of $1.4 million, adjusted S&A expenses increased by $5.9 million or 16.0% of sales.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased $4.3 million to $6.1 million in the first quarter of 2016 compared to $1.8 million in the first quarter of 2015. The $4.3 million increase was driven by the acquisitions of Ottens Flavors and Lucas Meyer in the second and third quarters of 2015, respectively.
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

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2016	2015
Segment profit:
Flavors	$91,813	$92,727
Fragrances	89,237	81,598
Global expenses	(13,870)	(11,564)
Restructuring and other charges, net	(101)	(187)
Acquisition and related costs	(1,037)	(500)
Operational improvement initiative costs	(268)	(281)
Spanish capital tax settlement	1,446	—
Operating profit	$167,220	$161,793
Profit margin
Flavors	24.6%	24.6%
Fragrances	21.7%	20.5%
Consolidated	21.3%	20.9%

Flavors Segment Profit
Flavors segment profit remained relatively consistent at $91.8 million in the first quarter of 2016, or 24.6% as a percentage of sales, with $92.7 million, or 24.6% as a percentage of sales, in the comparable 2015 period, reflecting growth from Ottens Flavors and productivity initiatives offset by unfavorable foreign currency impacts, incremental costs related to new sites and volume declines.
Fragrances Segment Profit
Fragrances segment profit increased approximately 9.4% to $89.2 million in the first quarter of 2016, or 21.7% as a percentage of sales, compared to $81.6 million, or 20.5% as a percentage of sales, in the comparable 2015 period. The increase in segment profit and profit margin was primarily due to favorable material costs, commercial performance and the impact of Lucas Meyer.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2016,

Global expenses were $13.9 million compared to $11.6 million during the first quarter of 2015. The increase was principally driven by higher other administrative costs and slightly higher compensation costs, partially offset by higher favorable impact from our cash flow hedging program.
Interest Expense
Interest expense increased $1.4 million to $12.5 million in the first quarter of 2016 compared to $11.1 million in the 2015 period. Average cost of debt was 3.9% for the 2016 period compared to 4.7% for the 2015 period.
Other Income
Other income decreased by approximately $5.5 million to $0.2 million of income in the first quarter of 2016 versus $5.7 million of income in the comparable 2015 period. The year-over-year decrease is primarily driven by lower foreign exchange gains on working capital.
Income Taxes
The effective tax rate for the three months ended March 31, 2016 was 23.4% compared with 18.0% for the three months ended March 31, 2015. The quarter-over-quarter increase is largely due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded, which was partially offset by lower cost of repatriation, lower loss provisions and favorable mix of earnings in the first quarter of 2016. Excluding the impact of items affecting comparability in the current quarter, the first quarter 2016 adjusted effective tax rate was 23.5%, or 120 bps lower than the first quarter 2015 adjusted effective tax rate of 24.7%.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $528.9 million at March 31, 2016 compared to $182.0 million at December 31, 2015, of which $333.4 million of the balance at March 31, 2016 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities in the first three months of 2016 were $31.6 million compared to $31.5 million in the first three months of 2015. Included in operating cash flows for the first three months of 2016 compared to 2015 was increased core working capital requirements offset by lower pension contributions than in 2015.
Working capital (current assets less current liabilities) totaled $1,178.8 million at March 31, 2016, compared to $713.8 million at December 31, 2015. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash from operations from participating in these programs decreased approximately $4.7 million for the three months ended March 31, 2016 compared to a decrease of approximately $6.5 million for the three months ended March 31, 2015. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first three months of 2016 used $21.1 million compared to $17.9 million in the prior year period. Additions to property, plant and equipment were $22.5 million during the first three months of 2016 compared to $19.4 million in the first three months of 2015. We expect additions to property, plant and equipment will be approximately 5% of our sales (net of potential grants and other reimbursements from government authorities) in 2016.
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Net financing activities in the first three months of 2016 provided $339.3 million of cash inflows compared to a use of $39.5 million in the first three months of 2015. The increase in cash provided by financing activities principally reflects the issuance of our Euro Senior Notes - 2016 (as discussed in Note 6 to the Consolidated Financial Statements), which was only partially offset by the repayment of our credit facility, higher treasury stock purchases and higher dividend payments during 2016 as compared to 2015.
At March 31, 2016, we had $1,503.6 million of debt outstanding compared to $1,070.2 million outstanding at December 31, 2015.
We paid dividends totaling $44.8 million in the 2016 period. We declared a cash dividend per share of $0.56 in the first quarter of 2016 that was paid on April 7, 2016 to all shareholders of record as of March 28, 2016.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $196.7 million available under the amended repurchase program, approximately 1.7 million shares, or 2.1% of shares outstanding (based on the market price and shares outstanding as of March 31, 2016) could be repurchased under the program as of March 31, 2016. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended March 31, 2016, we repurchased 363,334 shares on the open market at an aggregate cost of $40.0 million or an average of $110.11 per share. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first three months of 2016 or 2015.
We expect to contribute a total of approximately $24 million to our non-U.S. pension plans during 2016. During the three months ended March 31, 2016, no contributions were made to our qualified U.S. pension plans.
On March 14, 2016, we issued Euro 500.0 million ($556.6 million) face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of Euro 0.9 million ($1.0 million). The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of Euro 496.0 million ($552.1 million) which was net of the $1.0 million discount and Euro 3.1 million ($3.5 million) underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the Euro Senior Notes - 2016. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024. See Note 6 to the Consolidated Financial Statements for further information.
As of March 31, 2016, we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950.0 million at March 31, 2016.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at March 31, 2016 our covenant compliance provided overall borrowing capacity of $1,356 million.
At March 31, 2016, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2016 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.36 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended March 31,
(DOLLARS IN MILLIONS)	2016	2015
Net income	$409.5	$436.1
Interest expense	47.5	45.5
Income taxes	128.1	126.4
Depreciation and amortization	96.3	86.6
Specified items (1)	14.6	1.4
Non-cash items (2)	20.3	20.4
Adjusted EBITDA	$716.3	$716.4

(1)
Specified items for the 12 months ended March 31, 2016 of $14.6 million consist of restructuring charges and the acceleration of the contingent consideration related to the Aromor acquisition as discussed in our 2015 Form 10-K.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	March 31,
(DOLLARS IN MILLIONS)	2016	2015
Total debt	$1,503.6	$943.5
Adjustments:
Deferred gain on interest rate swaps	(2.8)	(4.7)
Cash and cash equivalents	(528.9)	(443.7)
Net debt	$971.9	$495.1
As discussed in Note 13 to the Consolidated Financial Statements, at March 31, 2016, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding our expectations concerning (i) expected cost pressures in 2016, (ii) capital spending in 2016, (iii) cash flows to fund future operations and to meet debt service requirements, and (iv) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our ability to implement our Vision 2020 strategy;

•	our ability to successfully identify and complete acquisitions in line with our Vision 2020 strategy, and to realize the anticipated benefits of those acquisitions;

•	our ability to effectively compete in our market, and to successfully develop new and competitive products that appeal to our customers and consumers;

•	changes in consumer preferences and demand for our products or a decline in consumer confidence and spending;

•	our ability to benefit from our investments and expansion in emerging markets;

•	the impact of currency fluctuations or devaluations in the principal foreign markets in which we operate, including the devaluation of the Euro;

•	the economic and political risks associated with our international operations, including challenging economic conditions in China and Latin America;

•	the effect of legal and regulatory developments, as well as restrictions or costs that may be imposed on us or our operations by U.S. and foreign governments;

•	the impact of any failure of our key information technology systems or a breach of information security;

•	our ability to attract and retain talented employees;

•	our ability to comply with, and the costs associated with compliance, with U.S. and foreign environmental protection laws;

•	our ability to realize expected cost savings and efficiencies from our profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	fluctuations in the quality and availability of raw materials;

•	the impact of a disruption in our supply chain or our relationship with our suppliers;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	our ability to successfully manage our working capital and inventory balances;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•
adverse changes in federal, state, local and international tax legislation or policies, including with respect to transfer pricing and state aid, and adverse results of tax audits, assessments, or disputes; and

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2015 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit and adjusted operating margin (which excludes the acquisition related costs, operational improvement initiative costs, restructuring charges and tax settlements), (iii) adjusted selling and administrative expenses (which excludes the benefit related to the Spanish capital tax settlement and (iv) adjusted effective tax rate (which excludes acquisition related costs, operational improvement initiative costs, restructuring charges and tax settlements). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Foreign Currency Reconciliation

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	Operating Profit	Operating Profit
% Change - Reported (GAAP)	3%	4%
Items impacting comparability (1)	—%	(2)%
% Change - Adjusted (Non-GAAP)	3%	2%
Currency Impact	4%	7%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	7%	10%*
_______________________
(1) Includes items impacting comparability of less than $0.1 million and $1.0 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
* The sum of these items do not foot due to rounding.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2016 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

B. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

(DOLLARS IN THOUSANDS)	Three Months Ended March 31, 2016
Ottens Flavors	$1,616
Lucas Meyer	$2,586

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in the Company’s 2015 Annual Report on Form 10-K.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
The Spanish tax authorities alleged claims for a capital tax, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During the first quarter of 2016, we recorded additional income of $1.4 million related to amounts expected to be received from the authorities. This amount has been reflected as a reduction of administrative expense.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the first quarter of 2016.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2016	133,745	$114.48	133,745	$221,430,368
February 1 - 29, 2016	175,805	108.22	175,805	202,404,433
March 1 - 31, 2016	53,784	105.44	53,784	196,733,680
Total	363,334	$110.11	363,334	$196,733,680

(1)
Shares were repurchased pursuant to the repurchase program originally announced in December 2012 and amended in August 2015 (i) to increase from $250 million to $500 million the total purchase price of shares that may be repurchased under the program and (ii) to extend the program through December 31, 2017. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Item 6.	Exhibits

4.6
Indenture, dated as of March 2, 2016, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-209889) filed on March 2, 2016.

4.7
First Supplemental Indenture, dated as of March 14, 2016, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (including the form of Notes), incorporated herein by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on March 14, 2016.

10.1
Form of Long-Term Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on March 1, 2016.

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	May 9, 2016	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 9, 2016	By:	/s/ Alison A. Cornell
Alison A. Cornell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
4.6
Indenture, dated as of March 2, 2016, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-209889) filed on March 2, 2016.

4.7
First Supplemental Indenture, dated as of March 14, 2016, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (including the form of Notes), incorporated herein by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on March 14, 2016.

10.1
Form of Long-Term Incentive Plan Award Agreement under the International Flavors & Fragrances 2015 Stock Award and Incentive Plan, incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed on March 1, 2016.

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

