Form 10-Q
period 2016-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2016-08-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☑	Accelerated filer	¬

Non-accelerated filer	¬	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ¬ No  ☑
Number of shares outstanding as of July 26, 2016: 79,591,844

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$539,992	$181,988
Trade receivables (net of allowances of $9,425 and $8,229, respectively)	621,164	537,896
Inventories: Raw materials	273,424	265,209
Work in process	19,320	17,450
Finished goods	291,745	289,388
Total Inventories	584,489	572,047
Prepaid expenses and other current assets	183,789	145,178
Total Current Assets	1,929,434	1,437,109
Property, plant and equipment, at cost	1,850,356	1,812,283
Accumulated depreciation	(1,113,003)	(1,079,489)
	737,353	732,794
Goodwill	940,544	941,389
Other intangible assets, net	288,837	306,004
Deferred income taxes	139,023	166,323
Other assets	119,437	118,391
Total Assets	$4,154,628	$3,702,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$133,473	$132,349
Accounts payable	255,143	285,501
Accrued payroll and bonus	49,053	48,843
Dividends payable	44,588	44,824
Other current liabilities	205,994	213,639
Total Current Liabilities	688,251	725,156
Long-term debt	1,357,684	935,373
Deferred gains	41,630	43,260
Retirement liabilities	244,223	242,383
Other liabilities	144,908	160,849
Total Other Liabilities	1,788,445	1,381,865
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of June 30, 2016 and December 31, 2015 and outstanding 79,640,930 and 80,022,291 shares as of June 30, 2016 and December 31, 2015	14,470	14,470
Capital in excess of par value	140,355	140,802
Retained earnings	3,750,364	3,604,254
Accumulated other comprehensive loss	(608,310)	(613,440)
Treasury stock, at cost - 36,217,260 shares as of June 30, 2016 and 35,835,899 shares as of December 31, 2015	(1,623,007)	(1,555,769)
Total Shareholders’ Equity	1,673,872	1,590,317
Noncontrolling interest	4,060	4,672
Total Shareholders’ Equity including noncontrolling interest	1,677,932	1,594,989
Total Liabilities and Shareholders’ Equity	$4,154,628	$3,702,010

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$793,478	$767,541	$1,576,789	$1,542,448
Cost of goods sold	427,837	422,501	850,940	851,131
Gross profit	365,641	345,040	725,849	691,317
Research and development expenses	63,252	62,514	126,637	125,976
Selling and administrative expenses	132,784	131,023	256,327	250,018
Amortization of acquisition-related intangibles	5,130	3,040	11,191	4,880
Restructuring and other charges, net	—	(358)	—	(170)
Operating profit	164,475	148,821	331,694	310,613
Interest expense	15,060	11,407	27,539	22,502
Other (income) expense, net	(2,635)	436	(2,792)	(5,275)
Income before taxes	152,050	136,978	306,947	293,386
Taxes on income	35,317	31,604	71,610	59,754
Net income	116,733	105,374	235,337	233,632
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(4,689)	17,557	9,389	(32,958)
(Losses) gains on derivatives qualifying as hedges	800	(5,966)	(9,392)	6,117
Pension and postretirement net liability	2,578	5,476	5,133	11,023
Other comprehensive income (loss)	(1,311)	17,067	5,130	(15,818)
Total comprehensive income	$115,422	$122,441	$240,467	$217,814

Net income per share - basic	$1.46	$1.30	$2.94	$2.88
Net income per share - diluted	$1.46	$1.29	$2.93	$2.86
Average number of shares outstanding - basic	79,764	80,790	79,809	80,729
Average number of shares outstanding - diluted	80,040	81,192	80,141	81,201
Dividends declared per share	$0.56	$0.47	$1.12	$0.94
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$235,337	$233,632
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	49,743	41,041
Deferred income taxes	16,543	17,891
(Gain) loss on disposal of assets	(2,910)	14
Stock-based compensation	13,774	12,860
Pension contributions	(39,510)	(57,493)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(70,361)	(92,329)
Inventories	(7,271)	(9,834)
Accounts payable	(29,167)	27,334
Accruals for incentive compensation	(2,001)	(21,191)
Other current payables and accrued expenses	18,800	21,305
Other assets	(1,346)	(12,417)
Other liabilities	(27,081)	5,505
Net cash provided by operating activities	154,550	166,318
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(188,835)
Additions to property, plant and equipment	(43,236)	(37,937)
Proceeds from life insurance contracts	—	548
Maturity of net investment hedges	(641)	9,735
Proceeds from disposal of assets	3,630	1,515
Net cash used in investing activities	(40,247)	(214,974)
Cash flows from financing activities:
Cash dividends paid to shareholders	(89,463)	(75,927)
Net change in revolving credit facility borrowings and overdrafts	(138,142)	(30,283)
Deferred financing costs	(4,796)	—
Proceeds from issuance of long-term debt	555,559	86,162
Loss on pre-issuance hedges	(3,244)	—
Proceeds from issuance of stock under stock plans	494	286
Excess tax benefits on stock-based payments	4,431	11,608
Purchase of treasury stock	(71,714)	(38,813)
Net cash provided by (used in) financing activities	253,125	(46,967)
Effect of exchange rate changes on cash and cash equivalents	(9,424)	(5,696)
Net change in cash and cash equivalents	358,004	(101,319)
Cash and cash equivalents at beginning of year	181,988	478,573
Cash and cash equivalents at end of period	$539,992	$377,254
Interest paid, net of amounts capitalized	$24,971	$23,827
Income taxes paid	$52,719	$46,071
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q filing was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2016 and 2015 quarters, the actual closing dates were July 1, and July 3, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform with current year presentation.
The Consolidated Balance Sheet as of December 31, 2015, has been revised to properly reflect in-bound goods in transit. Accordingly, Inventory and Accounts payable decreased by $17.0 million. In addition, an adjustment has been made to two line items within net cash provided by operating activities for the 2015 Consolidated Statement of Cash Flows to reflect the previously recorded correction of a balance sheet classification associated with accounts payable and accruals. These adjustments were not material to the Consolidated Statement of Cash Flows.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance will be effective for annual and interim periods beginning after December 15, 2016. Early adoption will be permitted for all entities. Among other changes, the standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company expects to adopt this change retroactively and that the impact on the Consolidated Statement of Cash Flows will be approximately $20-$25 million on an annual basis. The Company is currently evaluating the other changes required by the standard.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that, for all companies, requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company expects the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet and is still evaluating the impact on its Consolidated Statement of Comprehensive Income.
In September 2015, the FASB issued authoritative guidance relating to the adjustments made during the measurement period for items in a business combination. Specifically, the new guidance requires adjustments related to the finalization of estimates to be recorded in the period when they are determined and to provide certain additional disclosures. This guidance is effective for fiscal years beginning after December 15, 2015. The Company adopted this guidance during 2016 and the adoption did not have a significant impact on its consolidated financial statements.
In April 2015, the FASB issued authoritative guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance retroactively in 2016 and accordingly has reclassified all debt issuance costs on long-term debt as a direct deduction from the carrying amount of the debt liability in the Consolidated Balance Sheet as of December 31, 2015. The adoption of this guidance did not have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued authoritative guidance to clarify the principles to be used to recognize revenue and made subsequent clarifications under the new requirements during May 2016. The guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Adoption as of the original effective date is permitted. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash from operations from participating in these programs increased approximately $17.7 million for the six months ended June 30, 2016 compared to an increase of approximately $1.3 million for the six months ended June 30, 2015. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2016	2015	2016	2015
Basic	79,764	80,790	79,809	80,729
Assumed dilution under stock plans	276	402	332	472
Diluted	80,040	81,192	80,141	81,201
An immaterial amount of stock-settled appreciation rights (“SSARs”) were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2016. There were no stock options or SSARs excluded from the 2015 periods.
The Company has issued shares of purchased restricted common stock (“PRS”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRS shareholders was less than $0.01 per share for each period presented, and the number of PRS outstanding as of June 30, 2016 and 2015 was immaterial. Net income allocated to such PRS was $0.3 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively and $0.5 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively.
Note 3. Acquisitions:
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group ("Lucas Meyer"). The total shares acquired include shares effectively acquired pursuant to put and call option agreements. The acquisition was accounted for under the purchase method. Total consideration was approximately Euro 284.0 million ($312.1 million), including approximately $4.8 million of cash acquired. The Company paid Euro 282.1 million (approximately $309.9 million) for the acquisition, which was funded from existing resources, and recorded a liability of approximately Euro 2.0 million (approximately $2.2 million) for shares to be purchased under the put and call option agreements. The purchase price exceeded the fair value of existing net assets by approximately $290.1 million. The excess was allocated principally to identifiable intangible assets (approximately $156.4 million), goodwill (approximately $179.5 million) and approximately $38.1 million to deferred taxes. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Separately identifiable intangible assets are principally related to customer relationships, proprietary technology and patents. The intangible assets are being amortized over the following estimated useful lives: trade names and proprietary technology, 28 years; customer relationships, 23 years; patents, 11 years; and non-solicitation agreements, 3 years.
No pro forma financial information for 2016 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income. During the second quarter of 2016, the purchase price allocation was updated, however, none of the changes were material to the consolidated financial statements. The purchase price allocation was completed during the second quarter of 2016.
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). The acquisition was accounted for under the purchase method. The Company paid $198.9 million (including $10.4 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price allocation was completed during the fourth quarter of 2015. No pro forma financial information for 2016 is presented as the impact of the acquisition was not material to the consolidated financial statements.
Note 4. Restructuring and Other Charges, Net:
During the fourth quarter of 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, in the fourth quarter of 2015, the Company recorded a pre-tax charge of $7.6 million, included in restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that will be affected. During the second quarter of 2016, the Company made payments of $1.4 million and recorded accelerated depreciation expense of $0.3 million. The total cost of the plan is expected to be approximately $10.5 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully implemented in the second half of 2017.
Changes in employee-related restructuring liabilities during the six months ended June 30, 2016, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Total
Balance at December 31, 2015	$7,882	$—	$7,882
Additional charges (reversals), net	—	283	283
Non-cash charges	—	(283)	(283)
Payments and other costs	(1,446)	—	(1,446)
Balance at June 30, 2016	$6,436	$—	$6,436
Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2016 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2015	$941,389
Foreign exchange	3,229
Other	(4,074)
Balance at June 30, 2016	$940,544
The decrease reflected in Other above is the impact of finalizing the purchase price allocation of Lucas Meyer as disclosed in Note 3.
Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2016	2015
Cost
Customer relationships	$289,743	$293,799
Trade names & patents	31,554	34,182
Technological know-how	111,808	112,393
Other	24,072	22,711
Total carrying value	457,177	463,085
Accumulated Amortization
Customer relationships	(74,061)	(66,324)
Trade names & patents	(11,272)	(10,282)
Technological know-how	(66,618)	(65,258)
Other	(16,389)	(15,217)
Total accumulated amortization	(168,340)	(157,081)

Other intangible assets, net	$288,837	$306,004

Amortization
Amortization expense was $5.1 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively and $11.2 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. Annual amortization is expected to be $21.8 million for the full year 2016, $21.4 million for the year 2017, $21.2 million for the year 2018, $20.0 million for the year 2019, $19.3 million for the year 2020 and $15.1 million for the year 2021.
Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2016	December 31, 2015
Senior notes - 2006 (1)	6.14%	2016	$124,991	$124,964
Senior notes - 2007 (1)	6.40%	2017-27	499,618	499,618
Senior notes - 2013 (1)	3.20%	2023	297,846	297,683
Euro Senior notes - 2016 (1)	1.75%	2024	550,598	—
Credit facility	2.67%	2019	—	131,196
Bank overdrafts and other			15,791	10,982
Deferred realized gains on interest rate swaps			2,313	3,279
			1,491,157	1,067,722
Less: Current portion of long-term debt			(133,473)	(132,349)
			$1,357,684	$935,373
(1) Amount is net of unamortized discount and debt issuance costs.
On March 14, 2016, the Company issued Euro 500.0 million face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of Euro 0.9 million. The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of Euro 496.0 million which was net of the Euro 0.9 million discount and Euro 3.1 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3.2 million as of June 30, 2016. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 8 year term of the debt. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024.
Upon 30 days’ notice to holders of the Euro Senior Notes - 2016 , the Company may redeem the Euro Senior Notes - 2016 for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture governing the Euro Senior Notes - 2016. However, no make-whole premium will be paid for redemptions of the Euro Senior Notes - 2016 on or after December 14, 2023. The indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Euro Senior Notes - 2016 below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Euro Senior Notes - 2016, plus accrued and unpaid interest to the date of repurchase.
As discussed in Note 11, the Euro Senior Notes - 2016 have been designated as a hedge of the Company's net investment in certain subsidiaries.
On July 12, 2016, the Company made a payment of $125.0 million related to our Senior Notes - 2006.
Note 7. Income Taxes:
Uncertain Tax Positions
At June 30, 2016, the Company had $25.1 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2016, the Company had accrued interest and penalties of $0.9 million classified in Other liabilities.
As of June 30, 2016, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was$26.0 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2006 to 2015. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 13.
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2016 was 23.2% compared with 23.1% for the three months ended June 30, 2015. The quarter-over-quarter increase was largely due to higher loss provisions partially offset by lower cost of repatriation. The effective tax rate for the six months ended June 30, 2016 was 23.3% compared with 20.4% for the six months ended June 30, 2015. The year-over-year increase was primarily due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded and higher loss provisions in 2016, partially offset by lower cost of repatriation in the 2016 period.

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Equity-based awards	$7,844	$7,473	$13,774	$12,860
Liability-based awards	1,739	666	2,332	2,573
Total stock-based compensation expense	9,583	8,139	16,106	15,433
Less: tax benefit	(2,816)	(2,225)	(4,789)	(4,412)
Total stock-based compensation expense, after tax	$6,767	$5,914	$11,317	$11,021

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
Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Net sales:
Flavors	$379,504	$372,478	$752,012	$749,586
Fragrances	413,974	395,063	824,777	792,862
Consolidated	$793,478	$767,541	$1,576,789	$1,542,448
Segment profit:
Flavors	$90,337	$84,015	$182,151	$176,743
Fragrances	87,596	79,924	176,833	161,522
Global expenses	(12,232)	(8,629)	(26,141)	(20,194)
Restructuring and other charges, net (1)	(182)	358	(283)	170
Acquisition and related costs (2)	(213)	(6,566)	(1,249)	(7,066)
Operational improvement initiative costs (3)	(831)	(281)	(1,099)	(562)
Spanish capital tax settlement (4)	—	—	1,482	—
Operating profit	164,475	148,821	331,694	310,613
Interest expense	(15,060)	(11,407)	(27,539)	(22,502)
Other income (expense)	2,635	(436)	2,792	5,275
Income before taxes	$152,050	$136,978	$306,947	$293,386

(1)	Restructuring and other charges, net relate to accelerated depreciation costs in Europe recorded in Cost of goods sold.

(2)	Acquisition and related costs are associated with the 2015 acquisition of Lucas Meyer as discussed in Note 3, including inventory step-up charges related to the inventory acquired.

(3)	Operational improvement initiative costs relate to accelerated depreciation and severance costs in Asia in the 2016 period and accelerated depreciation in the 2015 period.

(4)
The Spanish capital tax settlement represents interest received from the Spanish government related to the reversal of the unfavorable ruling the Spanish capital tax case from 2002, which was reversed during the year ended December 31, 2015.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2016 and 2015 were $185 million and $174 million, respectively and for the six months ended June 30, 2016 and 2015 were $365 million and $338 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2016 and 2015 were $608 million and $594 million, respectively and for the six months ended June 30, 2016 and 2015 were $1,212 million and $1,204 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$772	$984	$1,543	$1,968
Interest cost on projected benefit obligation	6,006	5,954	12,013	11,907
Expected return on plan assets	(8,070)	(8,083)	(16,139)	(16,165)
Net amortization and deferrals	1,385	5,203	2,772	10,406
Net periodic benefit cost	93	4,058	189	8,116
Defined contribution and other retirement plans	2,211	2,093	4,612	4,228
Total expense	$2,304	$6,151	$4,801	$12,344

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$3,863	$4,102	$7,638	$8,485
Interest cost on projected benefit obligation	6,372	6,151	12,737	12,543
Expected return on plan assets	(11,985)	(12,440)	(23,934)	(25,390)
Net amortization and deferrals	3,286	3,314	6,550	6,801
Net periodic benefit cost	1,536	1,127	2,991	2,439
Defined contribution and other retirement plans	1,763	1,693	3,470	3,288
Total expense	$3,299	$2,820	$6,461	$5,727
The Company expects to contribute a total of approximately $30 million to its non-U.S. pension plans during 2016. During the six months ended June 30, 2016, $20.0 million of contributions were made to the qualified U.S. pension plans, $17.3 million of contributions were made to the non U.S. plans and $2.2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$214	$301	$429	$601
Interest cost on projected benefit obligation	787	1,082	1,574	2,164
Net amortization and deferrals	(1,355)	(712)	(2,710)	(1,423)
Total postretirement benefit (income) expense	$(354)	$671	$(707)	$1,342
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2016. In the six months ended June 30, 2016, $2.6 million of contributions were made.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2016.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016		December 31, 2015
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (1)	$539,992	$539,992	$181,988	$181,988
Credit facilities and bank overdrafts (2)	15,791	15,791	142,178	142,178
Long-term debt: (3)
Senior notes - 2006	124,991	125,225	124,964	127,717
Senior notes - 2007	499,618	578,590	499,618	563,855
Senior notes - 2013	297,846	312,847	297,683	290,830
Euro Senior notes - 2016	550,598	584,953	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Eight of these forward currency contracts matured during the six months ended June 30, 2016.

Subsequent to the issuance of the Euro Senior Notes - 2016 during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income.

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During 2015 and 2014, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and six months ended June 30, 2016.
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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2016 and December 31, 2015:

(DOLLARS IN THOUSANDS)	June 30, 2016	December 31, 2015
Foreign currency contracts	$805,900	$573,200
Interest rate swaps	$475,000	$475,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$4,038	$12,159	$16,197
Interest rate swaps	4,341	—	4,341
	$8,379	$12,159	$20,538
Derivative liabilities (b)
Foreign currency contracts	$1,353	$9,274	$10,627
	$1,353	$9,274	$10,627

	December 31, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$6,560	$3,700	$10,260
Interest rate swaps	1,210	—	1,210
	$7,770	$3,700	$11,470
Derivative liabilities (b)
Foreign currency contracts	$2,106	$3,022	$5,128

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended June 30,
	2016	2015
Foreign currency contracts	$1,395	$371	Other (income) expense, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
	2016	2015
Foreign currency contracts	$(3,548)	$10,075	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$612	$(6,035)	Cost of goods sold	$2,736	$3,561
Interest rate swaps (1)	171	69	Interest expense	(171)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	1,934	(1,030)	N/A	—	—
Euro Senior notes - 2016	9,649	—	N/A	—	—
Total	$12,366	$(6,996)		$2,565	$3,492

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(6,391)	$5,979	Cost of goods sold	$5,352	$4,584
Interest rate swaps (1)	(3,001)	138	Interest expense	(257)	(138)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(470)	3,531	N/A	—	—
Euro Senior notes - 2016	9,649	—	N/A	—	—
Total	$(213)	$9,648		$5,095	$4,446

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow or net investment hedges during the three and six months ended June 30, 2016 and 2015.
The Company expects that approximately $1.7 million (net of tax) of derivative losses included in AOCI at June 30, 2016, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	9,389	(4,297)	—	5,092
Amounts reclassified from AOCI	—	(5,095)	5,133	38
Net current period other comprehensive income (loss)	9,389	(9,392)	5,133	5,130
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2016	$(288,110)	$9	$(320,209)	$(608,310)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(32,958)	10,563	—	(22,395)
Amounts reclassified from AOCI	—	(4,446)	11,023	6,577
Net current period other comprehensive income (loss)	(32,958)	6,117	11,023	(15,818)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2015	$(206,300)	$18,488	$(368,436)	$(556,248)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$6,117	$5,239	Cost of goods sold
Interest rate swaps	(257)	(138)	Interest expense
	(765)	(655)	Provision for income taxes
	$5,095	$4,446	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$3,735	$2,318	(a)
Actuarial losses	(10,347)	(18,102)	(a)
	1,479	4,761	Provision for income taxes
	$(5,133)	$(11,023)	Total, net of income taxes

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
At June 30, 2016, we had total bank guarantees and standby letters of credit of approximately $38.4 million with various financial institutions. Included in the above aggregate amount is a total of $16.2 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2016.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $13.4 million as of June 30, 2016.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At June 30, 2016, we had available lines of credit (in addition to the $950 million of capacity under the Credit Facility discussed in Note 8 of our 2015 Form 10-K) of approximately $76.6 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2016.
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
China Facilities
Guangzhou Flavors plant
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Flavors facility in China was temporarily idled. Accordingly, the Company invested approximately $6.5 in odor-abatement equipment at these facilities to address these issues and is in the process of building a second Flavors site in China, which is expected to be completed during 2018.
If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
Zhejiang Ingredients plant
The Company has received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. The Company is in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. The net book value of the current site approximates $25 million. Depending upon the ultimate outcome of these discussions with the Chinese government, between $0-25 million of the remaining net book value may be subject to accelerated depreciation.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $29.6 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in late 2016/early 2017. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
Based on the information available as of June 30, 2016, we estimate a range of reasonably possible loss related to the matters above, collectively, is $0-$46 million.
Separately, the Spanish tax authorities alleged claims for a capital tax, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During the second quarter of 2016, we recorded additional income of $1.4 million related to the finalization of amounts expected to be received from the authorities. This amount has been reflected as a reduction of administrative expense.

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
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into two broad categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. In addition, Fragrance Ingredients, that are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, and cosmetic active ingredients, which consist of active and functional ingredients, are included in the Fragrances business unit.
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
2016 Overview
Net sales during the second quarter of 2016 increased 3% on a reported basis and 4% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of acquisitions contributing approximately 2% to both reported and currency neutral basis growth rates. The currency neutral growth of 4% reflects new win performance (net of losses) in Flavors and Fragrance Compounds in addition to strong growth in Fragrance Ingredients, driven by the impact of acquisitions and lower volume erosion on existing business in Fragrance Compounds.
Exchange rate fluctuations had a 100 basis point (bps) unfavorable impact on net sales for the second quarter, due to the strengthening of the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased year-over-year to 46.1% in the second quarter of 2016 from 45.0% in the 2015 period driven primarily by volume growth, the benefits of productivity initiatives and the contribution of acquisitions. Included in the second quarter of 2016 was $1.0 million of restructuring costs and operational improvement initiative costs, compared to $1.1 million of costs associated with accelerated depreciation included in the second quarter of 2015. Excluding these items, gross margin increased 110 bps compared to the prior year period. The overall raw material cost base continues to be essentially benign. We believe that we will continue to see higher prices on certain categories (such as naturals including vanilla) that will be largely offset by benefits associated with oil-based derivatives that are expected to continue in 2016. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the second quarter of 2016 increased approximately 3%. In currency neutral terms, sales increased 4%, reflecting new win performance in both Flavors and Fragrance Compounds, lower volume erosion on existing business in Fragrance Compounds and the effect of acquisitions (which added approximately 2% to both reported and currency neutral basis amounts). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in three of our four regions and all four of our end-use product categories. Flavors realized currency neutral growth of 3% for the second quarter of 2016, which was partially driven by the inclusion of acquisitions. Our Fragrance business achieved currency neutral growth of 5%, driven primarily by the inclusion of acquisitions. Fragrances growth principally reflects strong growth within Fragrance Ingredients, which was driven entirely by the inclusion of acquisitions. Overall, our second quarter 2016 results include 5% growth from developed markets and 3% growth from emerging markets which each represented 50% of currency neutral sales. From a geographic perspective, for the second quarter, North America (NOAM), Europe, Africa and the Middle East (EAME) and Greater Asia (GA) all delivered currency neutral growth in 2016, led by GA with 8%. Latin America (LA) sales declined 3% on a currency neutral basis.
Operating profit
Operating profit increased $15.6 million to $164.5 million (20.7% of sales) in the 2016 second quarter compared to $148.8 million (19.4% of sales) in the comparable 2015 period. The second quarter of 2016 included $1.2 million of restructuring, acquisition-related, and operational improvement costs compared to $6.5 million of acquisition-related, restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit increased to $165.7 million (20.9% of sales) for the second quarter of 2016 compared to $155.3 million (20.2% of sales) for the second quarter of 2015. Foreign currency changes did not have an impact on operating profit in the 2016 period, but had an unfavorable impact on operating profit of approximately 8% in the 2015 period versus the 2014 period.
Other (income) expense, net
Other (income) expense, net increased $3.0 million to $2.6 million of income in the second quarter of 2016 compared to $0.4 million of expense in the second quarter of 2015. The year-over-year increase is primarily driven by favorable year-over-year foreign exchange gains/(losses) in 2016.
Net income
Net income increased by $11.4 million quarter-over-quarter to $116.7 million for the second quarter of 2016, driven by the factors discussed above.
Cash flows
Cash flows from operations for the six months ended June 30, 2016 were $154.6 million or 9.8% of sales, compared to cash inflow from operations of $166.3 million or 10.8% of sales for the six months ended June 30, 2015. The decrease in cash flows from operations in 2016 was principally driven by increased core working capital levels (trade receivables, inventories and accounts payable) partially offset by lower pension contributions for the 2016 period as compared to the 2015 period.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2016	2015	Change	2016	2015	Change
Net sales	$793,478	$767,541	3%	$1,576,789	$1,542,448	2%
Cost of goods sold	427,837	422,501	1%	850,940	851,131	—%
Gross profit	365,641	345,040		725,849	691,317
Research and development (R&D) expenses	63,252	62,514	1%	126,637	125,976	1%
Selling and administrative (S&A) expenses	132,784	131,023	1%	256,327	250,018	3%
Amortization of acquisition-related intangibles	5,130	3,040	69%	11,191	4,880	129%
Restructuring and other charges, net	—	(358)	(100)%	—	(170)	(100)%
Operating profit	164,475	148,821		331,694	310,613
Interest expense	15,060	11,407	32%	27,539	22,502	22%
Other (income) expense	(2,635)	436	(704)%	(2,792)	(5,275)	(47)%
Income before taxes	152,050	136,978		306,947	293,386
Taxes on income	35,317	31,604	12%	71,610	59,754	20%
Net income	$116,733	$105,374	11%	$235,337	$233,632	1%
Diluted EPS	$1.46	$1.29	13%	$2.93	$2.86	2%
Gross margin	46.1%	45.0%	110	46.0%	44.8%	120
R&D as a percentage of sales	8.0%	8.1%	(10)	8.0%	8.2%	(20)
S&A as a percentage of sales	16.7%	17.1%	(40)	16.3%	16.2%	10
Operating margin	20.7%	19.4%	130	21.0%	20.1%	90
Adjusted operating margin (1)	20.9%	20.2%	70	21.1%	20.6%	50
Effective tax rate	23.2%	23.1%	10	23.3%	20.4%	290
Segment net sales
Flavors	$379,504	$372,478	2%	$752,012	$749,586	—%
Fragrances	413,974	395,063	5%	824,777	792,862	4%
Consolidated	$793,478	$767,541		$1,576,789	$1,542,448

(1)
Adjusted operating margin excludes $1.2 million consisting of restructuring, acquisition-related and operational improvement costs for the three months ended June 30, 2016 and excludes $6.5 million acquisition-related, restructuring and operational improvement initiative costs for the three months ended June 30, 2015. For the six months ended June 30, 2016, adjusted operating margin excludes $1.1 million of restructuring, acquisition-related and operational improvement initiative costs which were partially offset by the benefit of the Spanish capital tax settlement compared to the exclusion of $7.5 million of Restructuring and other charges, net and operational improvement initiative costs during the comparable 2015 period.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2016 IN COMPARISON TO SECOND QUARTER 2015
Sales
Sales for the second quarter of 2016 totaled $793.5 million, an increase of 3% from the prior year quarter. On a currency neutral basis sales increased 4%, as a result of new win performance in both Flavors and Fragrance Compounds, in addition to strong growth in Fragrance Ingredients (driven by the impact of acquisitions) and lower volume erosion on existing business in Fragrance Compounds. On both a reported and currency neutral basis, the effect of acquisitions was approximately 2% to net sales amounts.

Flavors Business Unit
Flavors reported sales increased 2% from the prior year period while currency neutral sales increased 3% during the second quarter of 2016 compared to the 2015 period, which reflects new win performance and was partially driven by the inclusion of acquisitions in both reported and currency neutral basis amounts. The currency neutral increase was due to low single-digit growth in all four end-use categories. The Flavors business delivered currency neutral growth in NOAM, EAME and GA, led by GA. Sales in GA were led by double-digit gains in Sweet and mid single-digit gains in Savory. EAME sales were driven by double-digit gains in Dairy and high single-digit gains in Beverage. Sales in NOAM were driven by high single-digit gains in Beverage. LA sales declines were driven by double-digit declines in Sweet and high single-digit declines in Beverage.
Fragrances Business Unit
The Fragrances business experienced an increase of 5% in both reported and currency neutral sales for the second quarter of 2016 compared to the second quarter of 2015. Acquisitions accounted for substantially all of the growth on a reported basis and accounted for approximately half of the growth on a currency neutral basis. The overall currency neutral increase was primarily driven by double-digit growth in Fragrance Ingredients, which is driven entirely by the inclusion of acquisitions, in addition to double-digit growth in Personal Wash and mid single-digit growth in Home Care and Hair Care categories. Excluding the effects of acquisitions, Fragrance Ingredients sales declined mid single-digits on a currency neutral basis.
Sales Performance by Region and Category

		% Change in Sales - Second Quarter 2016 vs. Second Quarter 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	-5%	8%	17%	7%	4%	5%
EAME	Reported	-3%	3%	23%	5%	3%	5%
	Currency Neutral (1)	-5%	1%	21%	3%	4%	4%
LA	Reported	9%	-5%	-14%	-3%	-10%	-5%
	Currency Neutral (1)	15%	-4%	-14%	-1%	-7%	-3%
GA	Reported	0%	10%	9%	9%	4%	6%
	Currency Neutral (1)	1%	11%	8%	11%	6%	8%
Total	Reported	-1%	4%	15%	5%	2%	3%
	Currency Neutral (1)	-1%	4%	14%	5%	3%	4%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

•
NOAM Flavors sales increased 4%, which included the impact of acquisitions contributing to high single-digit growth in Beverage and low single-digit growth in Sweet. NOAM Fragrance sales increased 7% in the second quarter of 2016, principally due to double-digit gains Fragrance Ingredients, which included the impact of acquisitions, Home Care, Fabric Care and Hair Care, which was partially offset by mid single-digit declines in Fine Fragrance.

•
EAME Flavors currency neutral sales increased 4% primarily due to double-digit growth in Dairy, high single-digit growth in Beverage and mid to low single-digit growth in Sweet and Savory. EAME Fragrance currency neutral sales increased 3% overall, driven mainly by double-digit growth in Fragrance Ingredients, which included the impact of acquisitions, Hair Care and Home Care, which more than offset low single-digit declines in Fine Fragrance.

•
LA Flavors currency neutral sales declined 7% driven by double-digit declines in Sweet and high single-digit declines in Beverage, which were only partially offset by mid single-digit growth in Savory and Dairy categories. LA Fragrances currency neutral sales decreased 1% overall, principally driven by double-digit declines in Fragrance Ingredients and Home Care as well as high single-digit declines in Fabric Care, which were only partially offset by double-digit growth in Fine Fragrance and Personal Wash.

•
GA Flavors currency neutral sales increased 6% from the prior year period driven by double-digit growth in Sweet, mid single-digit growth in Savory and low single-digit gains in Beverage and Dairy. GA Fragrances currency neutral sales growth of 11% was principally driven by double-digit gains in Fabric Care and Personal Wash as well as high single-digit growth in Fragrance Ingredients, which included the impact of acquisitions.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 110 bps to 53.9% in the second quarter of 2016 compared to 55.0% in the second quarter of 2015, principally driven by cost savings and productivity initiatives. Included in cost of goods sold was $1.0 million of restructuring, acquisition related and operational improvement costs in 2016 compared to $1.1 million of restructuring and operational improvement initiative costs in 2015.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly compared to the prior year period at 8.0% in the second quarter of 2016 versus 8.1% in the second quarter of 2015.
Selling and Administrative (S&A) Expenses
S&A expenses increased $1.8 million to $132.8 million or 16.7%, as a percentage of sales, in the second quarter of 2016 compared to 17.1% in the second quarter of 2015. The $1.8 million increase was principally due to costs associated with S&A expenses of acquired entities which were partially offset by the impact of currency.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased $2.1 million to $5.1 million in the second quarter of 2016 compared to $3.0 million in the second quarter of 2015. The $2.1 million increase was driven by the acquisitions of Ottens Flavors and Lucas Meyer in the second and third quarters of 2015, respectively.
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

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015
Segment profit:
Flavors	$90,337	$84,015
Fragrances	87,596	79,924
Global expenses	(12,232)	(8,629)
Restructuring and other charges, net	(182)	358
Acquisition and related costs	(213)	(6,566)
Operational improvement initiative costs	(831)	(281)
Operating profit	$164,475	$148,821
Profit margin:
Flavors	23.8%	22.6%
Fragrances	21.2%	20.2%
Consolidated	20.7%	19.4%

Flavors Segment Profit
Flavors segment profit increased to $90.3 million in the second quarter of 2016, or 23.8% as a percentage of sales, with $84.0 million, or 22.6% as a percentage of sales, in the comparable 2015 period, principally reflecting productivity initiatives which were partially offset by incremental costs related to new sites.
Fragrances Segment Profit
Fragrances segment profit increased approximately 9.6% to $87.6 million in the second quarter of 2016, or 21.2% as a percentage of sales, compared to $79.9 million, or 20.2% as a percentage of sales, in the comparable 2015 period. The increase in segment profit and profit margin was primarily due to volume growth, productivity initiatives and the impact of Lucas Meyer, which were partially offset by the net impact of price versus input costs and increased incentive compensation.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2016, Global expenses were $12.2 million compared to $8.6 million during the second quarter of 2015. The increase was principally driven by higher compensation costs and lower favorable impact from our cash flow hedging program.
Interest Expense
Interest expense increased $3.7 million to $15.1 million in the second quarter of 2016 compared to $11.4 million in the 2015 period reflecting the impact of borrowings under the Euro Senior Notes - 2016. Average cost of debt was 4.0% for the 2016 period compared to 4.7% for the 2015 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $3.0 million to $2.6 million of income in the second quarter of 2016 versus $0.4 million of expense in the comparable 2015 period. The year-over-year increase is primarily driven by higher foreign exchange gains in 2016.
Income Taxes
The effective tax rate for the three months ended June 30, 2016 was 23.2% compared with 23.1% for the three months ended June 30, 2015. The quarter-over-quarter increase is largely due to higher loss provisions in 2016 partially offset by lower cost of repatriation in the second quarter of 2016. Excluding the $0.2 million tax benefit associated with the pretax restructuring and operational improvement initiatives and the $0.1 million tax charge associated with acquisition costs included in the current quarter, the second quarter 2016 adjusted effective tax rate was 23.1%, or 50 bps higher than the second quarter 2015 adjusted effective tax rate of 22.6%. The 2015 adjusted effective tax rate excluded $0.9 million of tax benefit associated with the pretax acquisition and operational improvement initiative costs and $0.1 million tax charge associated with pretax restructuring costs.

FIRST SIX MONTHS OF 2016 IN COMPARISON TO FIRST SIX MONTHS 2015
Sales
Sales for the first six months of 2016 totaled $1.6 billion, an increase of 2% from the prior year period. On a currency neutral basis sales increased 5%, as a result of new win performance in both Flavors and Fragrance Compounds, in addition to strong growth in Fragrance Ingredients, driven by the impact of acquisitions and lower volume erosion on existing business in Fragrance Compounds. On both a reported and currency neutral basis, the effect of acquisitions was approximately 3% to net sales amounts. Overall currency neutral growth included 6% growth from developed markets and 4% growth from emerging markets.
Flavors Business Unit
Flavors reported sales remained flat against the prior year period while currency neutral sales increased 4% during the first six months of 2016 compared to the 2015 period, which was partially driven by the inclusion of acquisitions in both reported and currency neutral basis amounts. In addition, the overall performance reflects new win performance. The currency neutral increase was due to low to mid single-digit growth in all four end-use categories. The Flavors business delivered currency neutral growth all four regions, led by NOAM. Sales in NOAM were led by high single-digit gains in Beverage and Sweet. Sales in GA were driven by high single-digit gains in Sweet. LA sales were driven by double-digit gains in Savory. EAME sales were driven by high single-digit gains in Dairy.
Fragrances Business Unit
The Fragrances business experienced an increase of 4% in reported sales and an 6% increase in currency neutral sales for the first six months of 2016 compared to the 2015 period. Acquisitions accounted for primarily all of the growth on a reported basis and accounted for approximately half of the growth on a currency neutral basis. The overall currency neutral increase was primarily driven by double-digit growth in Fragrance Ingredients, which is driven entirely by the inclusion of acquisitions, and Personal Wash as well as mid single-digit growth in Fabric Care, Fine Fragrance and Home Care. Excluding the effects of acquisitions, Fragrance Ingredients sales declined mid single-digits on a currency neutral basis.

Sales Performance by Region and Category

		% Change in Sales - First Six Months 2016 vs. First Six Months 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	5%	7%	23%	10%	6%	8%
EAME	Reported	-2%	-1%	13%	2%	-3%	0%
	Currency Neutral (1)	0%	1%	15%	4%	1%	3%
LA	Reported	-1%	0%	-10%	-1%	-6%	-2%
	Currency Neutral (1)	9%	3%	-9%	3%	1%	2%
GA	Reported	-3%	6%	12%	7%	1%	3%
	Currency Neutral (1)	-1%	8%	12%	8%	4%	6%
Total	Reported	0%	3%	13%	4%	0%	2%
	Currency Neutral (1)	3%	5%	15%	6%	4%	5%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

•
NOAM Flavors sales increased 6%, which included the impact of acquisitions contributing to high single-digit growth in Beverage and Sweet which more than offset high single-digit declines in Dairy. NOAM Fragrance sales increased 10% in the second quarter of 2016, principally due to double-digit gains Fragrance Ingredients, which included the impact of acquisitions, Fabric Care and Home Care as well as mid single-digit gains in Fine Fragrance.

•
EAME Flavors currency neutral sales increased 1% primarily due to high single-digit growth in Dairy and low single-digit growth in Beverage and Sweet. EAME Fragrance currency neutral sales increased 4% overall, driven mainly by double-digit growth in Fragrance Ingredients, which included the impact of acquisitions, and Hair Care as well as low single-digit growth in Fabric Care and Fine Fragrance.

•
LA Flavors currency neutral sales were up 1% driven by double-digit gains in the Savory and Dairy. LA Fragrances currency neutral sales increased 3% overall, principally led by double-digit gains in Personal Wash, Fine Fragrance and Hair Care, which more than offset high single-digit declines in Fragrance Ingredients and mid single-digit declines in Fabric Care.

•
GA Flavors currency neutral sales increased 4% from the prior year period driven by high single-digit gains in Sweet and low to mid single-digit gains in Savory, Beverage and Dairy. GA Fragrances currency neutral sales growth of 8% was principally driven by double-digit gains in Fragrance Ingredients, which included the impact of acquisitions, Fabric Care and Personal Wash which more than offset mid single-digit declines in Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 120 bps to 54.0% in the first six months of 2016 compared to 55.2% in the first six months of 2015, principally driven by cost savings and productivity initiatives. Included in cost of goods sold was $2.3 million of acquisition-related, restructuring and operational improvement costs in 2016 compared to $1.4 million of acquisition-related and operational improvement initiative costs in 2015.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly compared to the prior year period at 8.0% in the first six months of 2016 versus 8.2% for the first six months of 2015.
Selling and Administrative (S&A) Expenses
S&A expenses increased $6.3 million to $256.3 million or 16.3%, as a percentage of sales, in the first six months of 2016 compared to 16.2% in the first six months of 2015. The $6.3 million increase was principally due to costs associated with expenses of acquired entities which were partially offset by the impact of currency and a $1.5 million benefit related to the Spanish capital tax settlement. Excluding the benefit of $1.5 million, adjusted S&A expenses increased by $4.8 million and was 16.2% of sales.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased $6.3 million to $11.2 million in the first six months of 2016 compared to $4.9 million in the first six months of 2015. The $6.3 million increase was driven by the acquisitions of Ottens Flavors and Lucas Meyer in the second and third quarters of 2015, respectively.

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

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015
Segment profit:
Flavors	$182,151	$176,743
Fragrances	176,833	161,522
Global expenses	(26,141)	(20,194)
Restructuring and other charges, net	(283)	170
Acquisition and related costs	(1,249)	(7,066)
Operational improvement initiative costs	(1,099)	(562)
Spanish capital tax settlement	1,482	—
Operating profit	$331,694	$310,613
Profit margin:
Flavors	24.2%	23.6%
Fragrances	21.4%	20.4%
Consolidated	21.0%	20.1%

Flavors Segment Profit
Flavors segment profit increased to $182.2 million in the first six months of 2016, or 24.2% as a percentage of sales, with $176.7 million, or 23.6% as a percentage of sales in the comparable 2015 period, principally reflecting productivity initiatives, growth from Ottens Flavors and lower compensation costs, partially offset by higher S&A costs, unfavorable input costs and incremental costs related to new sites.
Fragrances Segment Profit
Fragrances segment profit increased approximately 9% to $176.8 million in the first six months of 2016, or 21.4% as a percentage of sales, compared to $161.5 million, or 20.4% as a percentage of sales, in the comparable 2015 period. The increase in segment profit and profit margin was primarily due to volume growth, productivity initiatives and the impact of Lucas Meyer, which was partially offset by higher S&A costs.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2016, Global expenses were $26.1 million compared to $20.2 million during the 2015 period. The increase was principally driven by higher compensation costs which were partially offset by higher favorable impact from our cash flow hedging program.
Interest Expense
Interest expense increased $5.0 million to $27.5 million in the first six months of 2016 compared to $22.5 million in the 2015 period reflecting the impact of borrowings under the Euro Senior Notes - 2016. Average cost of debt was 3.9% for the 2016 period compared to 4.7% for the 2015 period.
Other (Income) Expense, net
Other (income) expense, net increased by approximately $2.5 million to $2.8 million of income in the first six months of 2016 versus $5.3 million of income in the comparable 2015 period. The year-over-year increase is primarily driven by a gain on the sale of land and higher foreign exchange gains in 2016.
Income Taxes

The effective tax rate for the six months ended June 30, 2016 was 23.3% compared with 20.4% for the six months ended June 30, 2015. The increase was largely due to a benefit of $10.5 million recorded in the first six months of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded as well as higher loss provisions, which were partially offset by lower cost of repatriation in 2016. Excluding the $0.6 million tax benefit associated with pretax restructuring, operational improvement initiatives and acquisition related costs and the $0.4 million charge related to the Spanish capital tax settlement in the current period, the 2016 period adjusted effective tax rate was 23.3%, or 40 bps lower than the 2015 period adjusted effective tax rate of 23.7%. The 2015 adjusted effective tax rate excluded $1.1 million of tax benefit associated with pretax restructuring, operational improvement initiative and acquisition related costs and the $10.5 million settlement related to the favorable tax ruling discussed above.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $540.0 million at June 30, 2016 compared to $182.0 million at December 31, 2015, of which $357.8 million of the balance at June 30, 2016 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities in the first six months of 2016 was $154.6 million compared to $166.3 million in the first six months of 2015. The decrease in operating cash flows for the first six months of 2016 compared to 2015 was principally driven by increased core working capital requirements partially offset by lower pension contributions for the 2016 period as compared to 2015 period.
Working capital (current assets less current liabilities) totaled $1,241.2 million at June 30, 2016, compared to $712.0 million at December 31, 2015. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash from operations from participating in these programs increased approximately $17.7 million for the six months ended June 30, 2016 compared to an increase of approximately $1.3 million for the six months ended June 30, 2015. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first six months of 2016 used $40.2 million compared to $215.0 million in the prior year period. The decrease in cash used in investing activities principally reflects the acquisition of Ottens Flavors during the 2015 period. Additions to property, plant and equipment were $43.2 million during the first six months of 2016 compared to $37.9 million in the first six months of 2015. We expect additions to property, plant and equipment will be approximately 5% of our sales (net of potential grants and other reimbursements from government authorities) in 2016.
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Net financing activities in the first six months of 2016 provided $253.1 million of cash inflows compared to a use of $47.0 million in the first six months of 2015. The increase in cash provided by financing activities principally reflects the issuance of our Euro Senior Notes - 2016 (as discussed in Note 6 to the Consolidated Financial Statements), which was only partially offset by the repayment of our credit facility, higher treasury stock purchases and higher dividend payments during 2016 as compared to 2015.
At June 30, 2016, we had $1,491.2 million of debt outstanding compared to $1,067.7 million outstanding at December 31, 2015.
We paid dividends totaling $89.5 million in the 2016 period. We declared a cash dividend per share of $0.56 in the second quarter of 2016 that was paid on July 7, 2016 to all shareholders of record as of June 27, 2016.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $165.0 million available under the amended repurchase program, approximately 1.3 million shares, or 1.6% of shares outstanding (based on the market price and shares outstanding as of June 30, 2016) could be repurchased under the program as of June 30, 2016. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended June 30, 2016, we repurchased 258,890 shares on the open market at an aggregate cost of $31.7 million or an average of $122.47 per share. During the six months ended June 30, 2016, we repurchased 622,224 shares on the open market at an aggregate cost of $71.7 million or an average of $115.25 per share. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first six months of 2016 or 2015.
We expect to contribute a total of approximately $30 million to our non-U.S. pension plans and $20 million to our U.S. pension plans during 2016. During the six months ended June 30, 2016, $20.0 million contributions were made to our qualified U.S. pension plans and $17.3 million contributions were made to our non-U.S. pension plans.
On March 14, 2016, we issued Euro 500.0 million face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of Euro 0.9 million. The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of Euro 496.0 million which was net of the Euro 0.9 million discount and Euro 3.1 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the Euro Senior Notes - 2016. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024. See Note 6 to the Consolidated Financial Statements for further information.

On July 12, 2016, the Company made a payment of $125.0 million related to our Senior Notes - 2006.
As of June 30, 2016, we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950.0 million at June 30, 2016.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at June 30, 2016 our covenant compliance provided overall borrowing capacity of $1,448 million.
At June 30, 2016, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2016 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.29 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended June 30,
(DOLLARS IN MILLIONS)	2016	2015
Net income	$420.8	$431.2
Interest expense	51.2	45.5
Income taxes	131.8	121.9
Depreciation and amortization	98.2	81.4
Specified items (1)	15.0	0.8
Non-cash items (2)	20.4	19.3
Adjusted EBITDA	$737.4	$700.1

(1)
Specified items for the 12 months ended June 30, 2016 of $15.0 million consist of costs associated with restructuring and the acceleration of the contingent consideration related to the Aromor acquisition as discussed in our 2015 Form 10-K.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	June 30,
(DOLLARS IN MILLIONS)	2016	2015
Total debt	$1,491.2	$998.0
Adjustments:
Deferred gain on interest rate swaps	(2.3)	(4.2)
Cash and cash equivalents	(540.0)	(377.3)
Net debt	$948.9	$616.5
As discussed in Note 13 to the Consolidated Financial Statements, at June 30, 2016, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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

A. 2016 Quarter-to-Date Reconciliations

	Second Quarter 2016
	Items Impacting Comparability
	Adjusted Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Adjusted (Non-GAAP)
Gross profit	365,641	182	831	366,654

	Second Quarter 2016
	Items Impacting Comparability
	Adjusted Selling and administrative expenses
	Reported (GAAP)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Selling and administrative expenses	132,784	(213)	132,571

	Second Quarter 2016
	Items Impacting Comparability
	Adjusted Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Operating profit	164,475	182	831	213	165,701

	Second Quarter 2016
	Items Impacting Comparability
	Adjusted Net Income

	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Income before taxes	152,050	182	831	213	153,276
Taxes on income (d)	35,317	35	208	(102)	35,458
Net income	116,733	147	623	315	117,818

2016 Quarter-to-Date Footnote Explanations:
(a) Accelerated depreciation costs related to restructuring initiatives.
(b) Accelerated depreciation and severance costs in Asia.
(c) Additional transaction costs related to acquisition of Lucas Meyer.
(d) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

B. 2015 Quarter-to-Date Reconciliations

	Second Quarter 2015
	Items Impacting Comparability
	Adjusted Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	345,040	281	844	346,165

	Second Quarter 2015
	Items Impacting Comparability
	Adjusted Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Selling and administrative expenses	131,023	(5,722)	125,301

	Second Quarter 2015
	Items Impacting Comparability
	Adjusted Operating Profit

	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition related costs (c)	Adjusted (Non-GAAP)
Operating profit	148,821	(358)	281	6,566	155,310

	Second Quarter 2015
	Items Impacting Comparability
	Adjusted Net Income

	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Income before taxes	136,978	(358)	281	6,566	143,467
Taxes on income (d)	31,604	(125)	70	875	32,424
Net income	105,374	(233)	211	5,691	111,043

2015 Quarter-to-Date Footnote Explanations:
(a) Costs related to the Fragrance Ingredients Rationalization.
(b) Accelerated depreciation related to a partial plant closing in Asia.
(c) Transaction costs related to acquisitions (Ottens Flavors and Lucas Meyer Cosmetics) as well as expense related to the fair value step up of inventory on the Ottens Flavors acquisition.
(d) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

C. 2016 Year-to-Date Reconciliations

	Second Quarter Year-to-Date 2016
	Items Impacting Comparability
	Adjusted Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	725,849	283	1,099	889	728,120

	Second Quarter Year-to-Date 2016
	Items Impacting Comparability
	Adjusted Selling and Administrative Expense
	Reported (GAAP)	Acquisition Related Costs (c)	Tax Settlements (d)	Adjusted (Non-GAAP)
Selling and administrative expense	256,327	(360)	1,482	257,449

	Second Quarter Year-to-Date 2016
	Items Impacting Comparability
	Adjusted Operating Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Tax Settlements (d)	Adjusted (Non-GAAP)
Operating profit	331,694	283	1,099	1,249	(1,482)	332,843

	Second Quarter Year-to-Date 2016
	Items Impacting Comparability
	Adjusted Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Tax Settlements (d)	Adjusted (Non-GAAP)
Income before taxes	306,947	283	1,099	1,249	(1,482)	308,096
Taxes on income (e)	71,610	54	275	266	(411)	71,794
Net income	235,337	229	824	983	(1,071)	236,302

2016 Year-to-Date Footnote Explanations:
(a) Accelerated depreciation costs related to restructuring initiatives.
(b) Accelerated depreciation and severance costs in Asia.
(c) Expense related to the fair value step up of inventory and additional transaction costs related to acquisition of Lucas Meyer.
(d) Settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
(e) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

D. 2015 Year-to-Date Reconciliations

	Second Quarter Year-to-Date 2015
	Items Impacting Comparability
	Adjusted Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	691,317	562	843	692,722

	Second Quarter Year-to-Date 2015
	Items Impacting Comparability
	Adjusted Selling and Administrative Expense
	Reported (GAAP)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Selling and administrative expense	250,018	(6,222)	243,796

	Second Quarter Year-to-Date 2015
	Items Impacting Comparability
	Adjusted Operating Income

	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Operating profit	310,613	(170)	562	7,065	318,070

	Second Quarter Year-to-Date 2015
	Items Impacting Comparability
	Adjusted Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Tax Settlements (d)	Adjusted (Non-GAAP)
Income before taxes	293,386	(170)	562	7,065	—	300,843
Taxes on income (e)	59,754	(60)	140	1,050	10,478	71,362
Net income	233,632	(110)	422	6,015	(10,478)	229,481

2015 Year-to-Date Footnote Explanations:
(a) Costs related to the Fragrance Ingredients Rationalization.
(b) Accelerated depreciation related to plant closings in Europe and partial closing in Asia.
(c) Transaction costs related to acquisitions (Ottens Flavors and Lucas Meyer Cosmetics) as well as expense related to the fair value step up of inventory on the Ottens Flavors acquisitions.
(d) Settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
(e) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

E. Foreign Currency Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Profit:
% Change - Reported (GAAP)	11%	(3)%	7%	—%
Items impacting comparability (1)	(4)%	2%	(2)%	1%
% Change - Adjusted (Non-GAAP)	7%	(1)%	5%	1%
Currency Impact	—%	8%	2%	8%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	7%	7%	7%	9%
_______________________
(1) Includes $1.2 million and $6.5 million of restructuring, operational improvement initiatives and acquisition related costs for the three months ended June 30, 2016 and June 30, 2015, respectively. Includes $1.1 million of restructuring, operational improvement initiatives and acquisition related costs as well as the benefit of the Spanish capital tax settlement and $7.5 million of restructuring, operational improvement initiatives and acquisition related costs for the six months ended June 30, 2016 and June 30, 2015, respectively.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2016 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

F. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Amortization Expense:
Ottens Flavors	$1,586	$1,200	$3,202	$1,200
Lucas Meyer	1,686	—	4,272	—

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in our 2015 Form 10-K.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
The Spanish tax authorities alleged claims for a capital tax, the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we have reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During the second quarter of 2016, we recorded additional income of $1.4 million related to the finalization of amounts expected to be received from the authorities. This amount has been reflected as a reduction of administrative expense.

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
Other

In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. In connection with the claims, ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. The Court subsequently referred the matter to mediation, however the private mediation session did not result in a resolution of the dispute. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information,  common law unfair competition, tortious interference with contractual relations, and conversion. The case is currently proceeding through discovery with a trial on the merits anticipated in late 2016/early 2017. The Company denies the allegations and will vigorously defend and pursue its position in Court. At this stage of the litigation, based on the information currently available to the Company, management does not believe that this matter represents a material loss contingency.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the second quarter of 2016.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 - 30, 2016	85,645	$118.75	85,645	$186,563,378
May 1 - 31, 2016	85,743	121.97	85,743	176,105,137
June 1 - 30, 2016	87,502	126.61	87,502	165,026,549
Total	258,890	$122.47	258,890	$165,026,549

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 8, 2016	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 8, 2016	By:	/s/ Alison A. Cornell
Alison A. Cornell
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Alison A. Cornell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Alison A. Cornell pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

