Form 10-Q
period 2016-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2016-11-07
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☑
Number of shares outstanding as of October 24, 2016: 79,423,806

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$498,730	$181,988
Trade receivables (net of allowances of $9,424 and $8,229, respectively)	587,074	537,896
Inventories: Raw materials	279,928	265,209
Work in process	16,140	17,450
Finished goods	289,117	289,388
Total Inventories	585,185	572,047
Prepaid expenses and other current assets	186,046	145,178
Total Current Assets	1,857,035	1,437,109
Property, plant and equipment, at cost	1,876,926	1,812,283
Accumulated depreciation	(1,131,685)	(1,079,489)
	745,241	732,794
Goodwill	941,511	941,389
Other intangible assets, net	284,608	306,004
Deferred income taxes	148,621	166,323
Other assets	120,113	118,391
Total Assets	$4,097,129	$3,702,010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$257,675	$132,349
Accounts payable	259,208	285,501
Accrued payroll and bonus	59,807	48,843
Dividends payable	50,871	44,824
Other current liabilities	228,363	213,639
Total Current Liabilities	855,924	725,156
Long-term debt	1,110,201	935,373
Deferred gains	40,856	43,260
Retirement liabilities	244,288	242,383
Other liabilities	147,662	160,849
Total Other Liabilities	1,543,007	1,381,865
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of September 30, 2016 and December 31, 2015 and outstanding 79,476,755 and 80,022,291 shares as of September 30, 2016 and December 31, 2015	14,470	14,470
Capital in excess of par value	146,551	140,802
Retained earnings	3,789,271	3,604,254
Accumulated other comprehensive loss	(611,647)	(613,440)
Treasury stock, at cost - 36,381,435 shares as of September 30, 2016 and 35,835,899 shares as of December 31, 2015	(1,644,869)	(1,555,769)
Total Shareholders’ Equity	1,693,776	1,590,317
Noncontrolling interest	4,422	4,672
Total Shareholders’ Equity including noncontrolling interest	1,698,198	1,594,989
Total Liabilities and Shareholders’ Equity	$4,097,129	$3,702,010

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$777,001	$765,092	$2,353,790	$2,307,540
Cost of goods sold	430,733	417,966	1,281,673	1,269,097
Gross profit	346,268	347,126	1,072,117	1,038,443
Research and development expenses	64,415	62,750	191,052	188,725
Selling and administrative expenses	152,046	122,249	408,372	372,267
Amortization of acquisition-related intangibles	5,468	5,414	16,659	10,293
Restructuring and other charges, net	—	—	—	(170)
Operating profit	124,339	156,713	456,034	467,328
Interest expense	13,111	11,855	40,649	34,357
Other (income) expense, net	(2,162)	1,959	(4,952)	(3,315)
Income before taxes	113,390	142,899	420,337	436,286
Taxes on income	23,613	36,452	95,223	96,206
Net income	89,777	106,447	325,114	340,080
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(6,191)	(48,368)	3,198	(81,326)
(Losses) gains on derivatives qualifying as hedges	268	(12,498)	(9,124)	(6,381)
Pension and postretirement net liability	2,586	5,478	7,719	16,501
Other comprehensive income (loss)	(3,337)	(55,388)	1,793	(71,206)
Total comprehensive income	$86,440	$51,059	$326,907	$268,874

Net income per share - basic	$1.13	$1.32	$4.07	$4.20
Net income per share - diluted	$1.12	$1.31	$4.05	$4.18
Average number of shares outstanding - basic	79,580	80,330	79,727	80,602
Average number of shares outstanding - diluted	79,935	80,737	80,067	81,052
Dividends declared per share	$0.64	$0.56	$1.76	$1.50
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$325,114	$340,080
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	75,109	65,099
Deferred income taxes	8,323	13,134
Gain on disposal of assets	(2,998)	(341)
Stock-based compensation	19,471	18,355
Pension contributions	(44,356)	(61,125)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(36,070)	(108,563)
Inventories	(160)	(31,655)
Accounts payable	(29,523)	54,482
Accruals for incentive compensation	3,012	(13,781)
Other current payables and accrued expenses	30,663	34,585
Other assets	(10,155)	(30,098)
Other liabilities	(9,077)	14,523
Net cash provided by operating activities	329,353	294,695
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(493,469)
Additions to property, plant and equipment	(70,179)	(66,632)
Proceeds from life insurance contracts	292	868
Maturity of net investment hedges	(12)	9,735
Proceeds from disposal of assets	3,664	3,431
Net cash used in investing activities	(66,235)	(546,067)
Cash flows from financing activities:
Cash dividends paid to shareholders	(134,051)	(113,875)
Increase (decrease) in revolving credit facility borrowings and overdrafts	(133,687)	249,998
Deferred financing costs	(4,780)	—
Repayments of debt	(125,000)	—
Proceeds from issuance of long-term debt	555,559	—
Loss on pre-issuance hedges	(3,244)	—
Proceeds from issuance of stock under stock plans	594	288
Excess tax benefits on stock-based payments	4,532	11,704
Purchase of treasury stock	(94,148)	(81,237)
Net cash provided by financing activities	65,775	66,878
Effect of exchange rate changes on cash and cash equivalents	(12,151)	(21,803)
Net change in cash and cash equivalents	316,742	(206,297)
Cash and cash equivalents at beginning of year	181,988	478,573
Cash and cash equivalents at end of period	$498,730	$272,276
Interest paid, net of amounts capitalized	$45,008	$42,871
Income taxes paid	$80,050	$71,167
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2015 Annual Report on Form 10-K (“2015 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2016 and 2015 quarters, the actual closing dates were September 30, and October 2, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform with current year presentation.
The Consolidated Balance Sheet as of December 31, 2015, has been revised to properly reflect in-bound goods in transit. Accordingly, Inventory and Accounts payable decreased by $17.0 million. This adjustment was not material to the previously issued financial statements.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which requires changes to the classification of certain activities within the statement of cash flows. This guidance will be effective for annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for all entities. The Company does not expect this adoption will have a significant impact on its statement of cash flows.
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance will be effective for annual and interim periods beginning after December 15, 2016. Early adoption will be permitted for all entities. Among other changes, the standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company expects to adopt this change retroactively and that the impact of this aspect of the standard on the Consolidated Statement of Cash Flows will be approximately $20-$25 million on an annual basis. The Company is currently evaluating the other changes required by the standard.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 31, 2018. Early adoption will be permitted for all entities. The Company expects the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet and is still evaluating the impact on its Consolidated Statement of Comprehensive Income.
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
In April 2015, the FASB issued authoritative guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted this guidance retrospectively in 2016 and accordingly has reclassified all debt issuance costs on long-term debt as a direct deduction from the carrying amount of the debt liability in the Consolidated Balance Sheet as of December 31, 2015. The adoption of this guidance did not have a significant impact on its consolidated financial statements.
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
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs increased approximately $25.8 million for the nine months ended September 30, 2016 compared to an increase of approximately $0.2 million for the nine months ended September 30, 2015. The cost of participating in these programs was immaterial to our results in all periods.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2016	2015	2016	2015
Basic	79,580	80,330	79,727	80,602
Assumed dilution under stock plans	355	407	340	450
Diluted	79,935	80,737	80,067	81,052
An immaterial amount of stock-settled appreciation rights (“SSARs”) were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2016. There were no stock options or SSARs excluded from the 2015 periods.
The Company has issued shares of purchased restricted common stock and purchase restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of September 30, 2016 and 2015 was immaterial. Net income allocated to such PRSUs was $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively and $0.8 million and $1.6 million during the nine months ended September 30, 2016 and 2015, respectively.
Note 3. Acquisitions:
2016 Activity
David Michael
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael") for approximately $242 million. The purchase price was funded from existing resources. David Michael was acquired to strengthen the North American flavors business. The acquisition will be accounted for as a business combination and is not expected to have a material impact on the consolidated statement of comprehensive income for 2016.
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group. The total shares acquired include shares effectively acquired pursuant to put and call option agreements. The acquisition was accounted for under the purchase method. Total consideration was approximately Euro 284.0 million ($312.1 million), including approximately $4.8 million of cash acquired. The Company paid

Euro 282.1 million (approximately $309.9 million) for the acquisition, which was funded from existing resources, and recorded a liability of approximately Euro 2.0 million (approximately $2.2 million) for shares to be purchased under the put and call option agreements. The purchase price exceeded the fair value of existing net assets by approximately $290.1 million. The excess was allocated principally to identifiable intangible assets (approximately $156.4 million), goodwill (approximately $179.5 million) and approximately $38.1 million to deferred taxes. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Separately identifiable intangible assets are principally related to customer relationships, proprietary technology and patents. The intangible assets are being amortized over the following estimated useful lives: trade names and proprietary technology, 28 years; customer relationships, 23 years; patents, 11 years; and non-solicitation agreements, 3 years.
No pro forma financial information for 2015 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income. The purchase price allocation was completed during the second quarter of 2016.
Ottens Flavors
During the second quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Henry H. Ottens Manufacturing Co., Inc. ("Ottens Flavors"). The acquisition was accounted for under the purchase method. The Company paid $198.9 million (including $10.4 million of cash acquired) for this acquisition, which was funded from existing resources. The purchase price allocation was completed during the fourth quarter of 2015. No pro forma financial information for 2015 is presented as the impact of the acquisition was not material to the consolidated financial statements.
Note 4. Restructuring and Other Charges, Net:
During the fourth quarter of 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, in the fourth quarter of 2015, the Company recorded a pre-tax charge of $7.6 million, included in restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that will be affected. During 2016, the Company made payments of $1.8 million and recorded accelerated depreciation expense of $0.5 million. The total cost of the plan is expected to be approximately $10.5 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully implemented in the second half of 2017.
Changes in employee-related restructuring liabilities during the nine months ended September 30, 2016, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Accelerated Depreciation	Total
Balance at December 31, 2015	$7,882	$—	$7,882
Additional charges (reversals), net	—	473	473
Non-cash charges	—	(473)	(473)
Payments and other costs	(1,801)	—	(1,801)
Balance at September 30, 2016	$6,081	$—	$6,081
Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2016 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2015	$941,389
Foreign exchange	4,777
Other	(4,655)
Balance at September 30, 2016	$941,511
The decrease reflected in Other above is the impact of finalizing the purchase price allocation of Lucas Meyer as disclosed in Note 3.

Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2016	2015
Cost
Customer relationships	$290,838	$293,799
Trade names & patents	31,718	34,182
Technological know-how	111,842	112,393
Other	24,088	22,711
Total carrying value	458,486	463,085
Accumulated Amortization
Customer relationships	(77,935)	(66,324)
Trade names & patents	(11,743)	(10,282)
Technological know-how	(67,279)	(65,258)
Other	(16,921)	(15,217)
Total accumulated amortization	(173,878)	(157,081)

Other intangible assets, net	$284,608	$306,004

Amortization
Amortization expense was $5.5 million and $5.4 million for the three months ended September 30, 2016 and 2015, respectively and $16.7 million and $10.3 million for the nine months ended September 30, 2016 and 2015, respectively. Annual amortization is expected to be $21.9 million for the full year 2016, $21.5 million for the year 2017, $21.2 million for the year 2018, $20.1 million for the year 2019, $19.4 million for the year 2020 and $15.2 million for the year 2021.
Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2016	December 31, 2015
Senior notes - 2006 (1)	6.14%	2016	$—	$124,964
Senior notes - 2007 (1)	6.40%	2017-27	499,638	499,618
Senior notes - 2013 (1)	3.20%	2023	297,916	297,683
Euro Senior notes - 2016 (1)	1.75%	2024	555,381	—
Credit facility	2.67%	2019	—	131,196
Bank overdrafts and other			13,112	10,982
Deferred realized gains on interest rate swaps			1,829	3,279
			1,367,876	1,067,722
Less: Current portion of long-term debt			(257,675)	(132,349)
			$1,110,201	$935,373
(1) Amount is net of unamortized discount and debt issuance costs.
Senior Notes
On March 14, 2016, the Company issued Euro 500.0 million face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of Euro 0.9 million. The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of Euro 496.0 million which was net of the Euro 0.9 million discount and Euro 3.1 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3.2 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the eight year term of the debt. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024.

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
During the third quarter of 2016, the Company made a final payment of $125.0 million on the Senior Notes - 2006.
Commercial Paper
During the fourth quarter of 2016, the Company issued $50 million face value of commercial paper.
Note 7. Income Taxes:
Uncertain Tax Positions
At September 30, 2016, the Company had $19.6 million of unrecognized tax benefits recorded in Other liabilities and $4.9 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2016, the Company had accrued interest and penalties of $0.7 million classified in Other liabilities and $0.2 million in Other current liabilities.
As of September 30, 2016, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $25.4 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
Effective Tax Rate
The effective tax rate for the three months ended September 30, 2016 was 20.8% compared with 25.5% for the three months ended September 30, 2015. The quarter-over-quarter decrease was largely due to a favorable mix of earnings and lower costs of repatriation, partially offset by higher loss provisions. The effective tax rate for the nine months ended September 30, 2016 was 22.7% compared with 22.1% for the nine months ended September 30, 2015. The year-over-year increase was primarily due to a benefit of $10.5 million recorded in the first quarter of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded and higher loss provisions in 2016, partially offset by lower cost of repatriation in the 2016 period.

Note 8. Stock Compensation Plans:
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units ("RSUs"), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Equity-based awards	$5,697	$5,495	$19,471	$18,355
Liability-based awards	1,836	782	4,168	3,355
Total stock-based compensation expense	7,533	6,277	23,639	21,710
Less: tax benefit	(2,174)	(1,914)	(6,963)	(6,326)
Total stock-based compensation expense, after tax	$5,359	$4,363	$16,676	$15,384
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
The Global expenses caption below represent corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.
Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Net sales:
Flavors	$366,857	$359,103	$1,118,869	$1,108,689
Fragrances	410,144	405,989	1,234,921	1,198,851
Consolidated	$777,001	$765,092	$2,353,790	$2,307,540
Segment profit:
Flavors	$77,512	$79,803	$259,662	$256,546
Fragrances	85,010	90,893	261,843	252,416
Global expenses	(11,405)	(6,874)	(37,544)	(27,067)
Restructuring and other charges, net (1)	(190)	—	(473)	170
Acquisition and related costs (2)	(786)	(6,830)	(2,035)	(13,896)
Operational improvement initiative costs (3)	(802)	(279)	(1,901)	(841)
Spanish capital tax settlement (4)	—	—	1,482	—
Legal charge (5)	(25,000)	—	(25,000)	—
Operating profit	124,339	156,713	456,034	467,328
Interest expense	(13,111)	(11,855)	(40,649)	(34,357)
Other income (expense)	2,162	(1,959)	4,952	3,315
Income before taxes	$113,390	$142,899	$420,337	$436,286

(1)	Restructuring and other charges, net in 2016 relate to accelerated depreciation costs in Europe recorded in Cost of goods sold.

(2)
Acquisition and related costs are associated with the 2015 acquisitions of Ottens Flavors and Lucas Meyer as discussed in Note 3, including inventory step-up charges related to the inventory acquired for Lucas Meyer as well as transaction costs related to the acquisition of David Michael in 2016.

(3)	Operational improvement initiative costs relate to accelerated depreciation, dismantling and severance costs in Asia in the 2016 period and accelerated depreciation in the 2015 period.

(4)
The Spanish capital tax settlement represents interest received from the Spanish government related to the reversal of the unfavorable ruling the Spanish capital tax case from 2002, which was reversed during the year ended December 31, 2015.

(5)	The legal charge relates to the reserve recorded for the ZoomEssence case as discussed in Note 13.
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2016 and 2015 were $190 million and $182 million, respectively and for the nine months ended September 30, 2016 and 2015 were $555 million and $520 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2016 and 2015 were $587 million and $583 million, respectively and for the nine months ended September 30, 2016 and 2015 were $1,799 million and $1,788 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$771	$984	$2,314	$2,952
Interest cost on projected benefit obligation	6,007	5,954	18,020	17,860
Expected return on plan assets	(8,069)	(8,083)	(24,208)	(24,248)
Net amortization and deferrals	1,387	5,203	4,159	15,607
Net periodic benefit cost	96	4,058	285	12,171
Defined contribution and other retirement plans	1,211	1,847	5,823	6,075
Total expense	$1,307	$5,905	$6,108	$18,246

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$3,863	$4,220	$11,443	$12,659
Interest cost on projected benefit obligation	6,372	6,283	18,890	18,848
Expected return on plan assets	(11,985)	(12,712)	(35,526)	(38,137)
Net amortization and deferrals	3,286	3,397	9,738	10,189
Net periodic benefit cost	1,536	1,188	4,545	3,559
Defined contribution and other retirement plans	1,705	1,923	5,175	5,211
Total expense	$3,241	$3,111	$9,720	$8,770
The Company expects to contribute a total of approximately $30 million to its non-U.S. pension plans and $20 million to its U.S. pension plans during 2016. During the nine months ended September 30, 2016, $20.0 million of contributions were made to the qualified U.S. pension plans, $21.1 million of contributions were made to the non-U.S. pension plans and $3.7 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Service cost for benefits earned	$214	$301	$644	$901
Interest cost on projected benefit obligation	787	1,082	2,360	3,246
Net amortization and deferrals	(1,355)	(712)	(4,065)	(2,134)
Total postretirement benefit (income) expense	$(354)	$671	$(1,061)	$2,013
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2016. In the nine months ended September 30, 2016, $3.7 million of contributions were made.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2016.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016		December 31, 2015
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (1)	$498,730	$498,730	$181,988	$181,988
Credit facilities and bank overdrafts (2)	13,112	13,112	142,178	142,178
Long-term debt: (3)
Senior notes - 2006	—	—	124,964	127,717
Senior notes - 2007	499,638	577,132	499,618	563,855
Senior notes - 2013	297,916	316,742	297,683	290,830
Euro Senior notes - 2016	555,381	604,035	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of

Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Twelve of these forward currency contracts matured during the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
During 2015 and 2014, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and nine months ended September 30, 2016.
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. The Company incurred a loss of Euro 2.9 million ($3.2 million) due to the termination of these swaps. The loss is being amortized as interest expense over the life of the Euro Senior Notes - 2016 as discussed in Note 6.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2016 and December 31, 2015:

(DOLLARS IN THOUSANDS)	September 30, 2016	December 31, 2015
Foreign currency contracts	$881,600	$573,200
Interest rate swaps	$350,000	$475,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$2,411	$4,210	$6,621
Interest rate swaps	2,326	—	2,326
	$4,737	$4,210	$8,947
Derivative liabilities (b)
Foreign currency contracts	$1,588	$5,851	$7,439
	$1,588	$5,851	$7,439

	December 31, 2015
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$6,560	$3,700	$10,260
Interest rate swaps	1,210	—	1,210
	$7,770	$3,700	$11,470
Derivative liabilities (b)
Foreign currency contracts	$2,106	$3,022	$5,128

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,
	2016	2015
Foreign currency contracts	$(3,313)	$(1,979)	Other (income) expense, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
	2016	2015
Foreign currency contracts	$(6,860)	$8,097	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$98	$(7,794)	Cost of goods sold	$(544)	$6,956
Interest rate swaps (1)	171	(4,703)	Interest expense	(171)	(69)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(224)	(547)	N/A	—	—
Euro Senior notes - 2016	(2,856)	—	N/A	—	—
Total	$(2,811)	$(13,044)		$(715)	$6,887

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(6,293)	$(1,815)	Cost of goods sold	$4,808	$11,540
Interest rate swaps (1)	(2,830)	(4,565)	Interest expense	(428)	(207)

Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(694)	2,984	N/A	—	—
Euro Senior notes - 2016	6,793	—	N/A	—	—
Total	$(3,024)	$(3,396)		$4,380	$11,333

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow or net investment hedges during the three and nine months ended September 30, 2016 and 2015.
The Company expects that approximately $0.6 million (net of tax) of derivative gains included in AOCI at September 30, 2016, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	3,198	(4,744)	—	(1,546)
Amounts reclassified from AOCI	—	(4,380)	7,719	3,339
Net current period other comprehensive income (loss)	3,198	(9,124)	7,719	1,793
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2016	$(294,301)	$277	$(317,623)	$(611,647)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(81,326)	4,952	—	(76,374)
Amounts reclassified from AOCI	—	(11,333)	16,501	5,168
Net current period other comprehensive income (loss)	(81,326)	(6,381)	16,501	(71,206)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2015	$(254,668)	$5,990	$(362,958)	$(611,636)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$5,495	$13,189	Cost of goods sold
Interest rate swaps	(428)	(207)	Interest expense
	(687)	(1,649)	Provision for income taxes
	$4,380	$11,333	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$5,602	$3,472	(a)
Actuarial losses	(15,434)	(27,134)	(a)
	2,113	7,161	Provision for income taxes
	$(7,719)	$(16,501)	Total, net of income taxes

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
At September 30, 2016, we had total bank guarantees and standby letters of credit of approximately $39.2 million with various financial institutions. Included in the above aggregate amount is a total of $16.2 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2016.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $13.5 million as of September 30, 2016.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At September 30, 2016, we had available lines of credit (in addition to the $950 million of capacity under the Credit Facility discussed in Note 8 of our 2015 Form 10-K) of approximately $76.9 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2016.
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

China Facilities
Guangzhou Flavors plant
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Flavors facility in China was temporarily idled. Accordingly, the Company invested approximately $6.5 in odor-abatement equipment at these facilities to address these issues and is in the process of building a second Flavors site in China, which is expected to be completed during 2018. The net book value of the existing site approximates $73 million.
Zhejiang Ingredients plant
The Company has received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. The Company is in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. The net book value of the current site approximates $27 million. Depending upon the ultimate outcome of these discussions with the Chinese government, between $0-27 million of the remaining net book value may be subject to accelerated depreciation.
Total China Operations
The total carrying value of our five facilities in China (one of which is currently under construction) was approximately $130 million as of September 30, 2016.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $29.7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the third quarter of 2016, the Court stayed the case and directed the parties to engage in mediation. The mediation, which took place in October 2016, did not result in a resolution of the litigation; we cannot reliably predict the timing of a trial, but it is expected that it would take place in 2017. Based on information available and expert assessment of potential exposure, the Company recorded an additional reserve of $25 million during the three months ended September 30, 2016.
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $53 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
Separately, the Spanish tax authorities alleged claims for a capital tax and the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During 2016, we recorded additional income of $2.3 million related to the finalization of amounts received from the authorities. This amount has principally been reflected as a reduction of administrative expense.

Note 14. Subsequent Events:

On November 3, 2016, the Company entered into an agreement to acquire Fragrance Resources, a privately-held fragrance company with facilities in Germany, North America, France, and China. The transaction is expected to close in 2017.

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
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into two broad categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. In addition, Fragrance Ingredients, which are included in the Fragrances business unit, consist of active and functional ingredients that are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds, and cosmetic active ingredients.
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
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael") for approximately $242 million. The purchase price was funded from existing resources. David Michael was acquired to strengthen the North American flavors business. This acquisition will be accounted for as a business combination and is not expected to have a material impact on the consolidated statement of comprehensive income for 2016.
During the second quarter of 2015, we completed the acquisition of Ottens Flavors, and in the third quarter of 2015, we completed the acquisition of Lucas Meyer. The acquisitions did not have a material impact on our consolidated statement of comprehensive income either individually or in aggregate.
2016 Overview
Net sales during the third quarter of 2016 increased 2% on a reported basis and 3% on a currency neutral basis (which excludes the effects of changes in currency), with the effect of the Lucas Meyer acquisition contributing approximately 1% to both reported and currency neutral basis growth rates. The currency neutral growth of 3% reflects new win performance (net of losses) in Flavors and Fragrance Compounds in addition to strong growth driven by the impact of acquisitions in Fragrance Ingredients and lower volume erosion on existing business in Flavors.
Exchange rate fluctuations had a 100 basis point (bps) unfavorable impact on net sales for the third quarter, due to the strengthening of the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased year-over-year to 44.6% in the third quarter of 2016 from 45.4% in the 2015 period driven primarily by unfavorable mix, manufacturing performance and input costs which were only partially offset by cost savings and productivity initiatives. Included in the third quarter of 2016 was $1.0 million of restructuring costs and operational improvement initiative costs, compared to $2.7 million of costs associated with acquisition-related and operational improvement initiative costs included in the third quarter of 2015. Excluding these items, gross margin decreased 100 bps compared to the prior year period. The overall raw material cost base continues to be essentially benign. We believe that we will continue to see higher prices on certain categories (such as naturals including vanilla) that will be largely offset by benefits associated with oil-based derivatives that are expected to continue in 2016. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the third quarter of 2016 increased approximately 2%. In currency neutral terms, sales increased 3%, reflecting new win performance in both Flavors and Fragrance Compounds, lower volume erosion on existing business in Flavors and the effect of the Lucas Meyer acquisition (which added approximately 1% to both reported and currency neutral basis amounts) in Fragrance Ingredients. We continue to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in three of our four regions and all four of our end-use product categories. Flavors realized currency neutral growth of 3% for the third quarter of 2016, which was driven by new win performance and lower volume erosion on existing business. Our Fragrance business achieved currency neutral growth of 2%, driven primarily by strong growth within Fragrance Ingredients, which was driven entirely by the inclusion of acquisitions. Overall, our third quarter 2016 results include 5% growth from emerging markets and 2% growth from developed markets which represented 49% and 51% of currency neutral sales, respectively. From a geographic perspective, for the third quarter, North America (NOAM), Europe, Africa and the Middle East (EAME) and Greater Asia (GA) all delivered currency neutral growth in 2016, led by GA with 7%. Latin America (LA) sales declined 4% on a currency neutral basis.
Operating profit
Operating profit decreased $32.3 million to $124.3 million (16.0% of sales) in the 2016 third quarter compared to $156.7 million (20.5% of sales) in the comparable 2015 period. The third quarter of 2016 included $26.8 million of legal charges, acquisition-related, operational improvement initiative and restructuring costs compared to $7.1 million of acquisition-related and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit was $151.1 million (19.4% of sales) for the third quarter of 2016, a decrease from $163.8 million (21.4% of sales) for the third quarter of 2015. Foreign currency changes had a 4% unfavorable impact on operating profit in the 2016 period compared to an unfavorable impact on operating profit of approximately 3% in the 2015 period versus the 2014 period.
Other (income) expense, net
Other (income) expense, net increased $4.2 million to $2.2 million of income in the third quarter of 2016 compared to $2.0 million of expense in the third quarter of 2015. The year-over-year increase is primarily driven by favorable year-over-year foreign exchange gains in 2016.
Net income
Net income decreased by $16.7 million quarter-over-quarter to $89.8 million for the third quarter of 2016, driven by the factors discussed above.
Cash flows
Cash flows from operations for the nine months ended September 30, 2016 were $329.4 million or 14.0% of sales, compared to cash inflow from operations of $294.7 million or 12.8% of sales for the nine months ended September 30, 2015. The increase in cash flows from operations in 2016 was principally driven by lower pension contributions and lower core working capital requirements (trade receivables, inventories and accounts payable) for the 2016 period as compared to the 2015 period.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2016	2015	Change	2016	2015	Change
Net sales	$777,001	$765,092	2%	$2,353,790	$2,307,540	2%
Cost of goods sold	430,733	417,966	3%	1,281,673	1,269,097	1%
Gross profit	346,268	347,126		1,072,117	1,038,443
Research and development (R&D) expenses	64,415	62,750	3%	191,052	188,725	1%
Selling and administrative (S&A) expenses	152,046	122,249	24%	408,372	372,267	10%
Amortization of acquisition-related intangibles	5,468	5,414	1%	16,659	10,293	62%
Restructuring and other charges, net	—	—	—%	—	(170)	(100)%
Operating profit	124,339	156,713		456,034	467,328
Interest expense	13,111	11,855	11%	40,649	34,357	18%
Other (income) expense	(2,162)	1,959	(210)%	(4,952)	(3,315)	49%
Income before taxes	113,390	142,899		420,337	436,286
Taxes on income	23,613	36,452	(35)%	95,223	96,206	(1)%
Net income	$89,777	$106,447	(16)%	$325,114	$340,080	(4)%
Diluted EPS	$1.12	$1.31	(15)%	$4.05	$4.18	(3)%
Gross margin	44.6%	45.4%	(80)	45.5%	45.0%	50
R&D as a percentage of sales	8.3%	8.2%	10	8.1%	8.2%	(10)
S&A as a percentage of sales	19.6%	16.0%	360	17.3%	16.1%	120
Operating margin	16.0%	20.5%	(450)	19.4%	20.3%	(90)
Adjusted operating margin (1)	19.4%	21.4%	(200)	20.6%	20.9%	(30)
Effective tax rate	20.8%	25.5%	(470)	22.7%	22.1%	60
Segment net sales
Flavors	$366,857	$359,103	2%	$1,118,869	$1,108,689	1%
Fragrances	410,144	405,989	1%	1,234,921	1,198,851	3%
Consolidated	$777,001	$765,092		$2,353,790	$2,307,540

(1)
Adjusted operating margin excludes $26.8 million consisting of legal charges, acquisition-related, operational improvement initiative and restructuring costs for the three months ended September 30, 2016 and excludes $7.1 million acquisition-related and operational improvement initiative costs for the three months ended September 30, 2015. For the nine months ended September 30, 2016, adjusted operating margin excludes $27.9 million of legal charges, acquisition-related, operational improvement initiative and restructuring costs which were partially offset by the benefit of the Spanish capital tax settlement compared to the exclusion of $14.6 million of acquisition-related, restructuring and other charges, net and operational improvement initiative costs during the comparable 2015 period.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2016 IN COMPARISON TO THIRD QUARTER 2015
Sales
Sales for the third quarter of 2016 totaled $777.0 million, an increase of 2% from the prior year quarter. On a currency neutral basis sales increased 3%, as a result of new win performance in both Flavors and Fragrance Compounds, in addition to strong growth in Fragrance Ingredients (driven by the impact of acquisitions) and lower volume erosion on existing business in Flavors. On both a reported and currency neutral basis, the effect of the Lucas Meyer acquisition was approximately 1% to net sales amounts.

Flavors Business Unit
Flavors reported sales increased 2% from the prior year period while currency neutral sales increased 3% during the third quarter of 2016 compared to the 2015 period, which reflects new win performance and lower volume erosion on existing business. The currency neutral increase was due to mid single-digit growth in three of four end-use categories. The Flavors business delivered currency neutral growth in EAME and LA and GA, led by LA. Sales in LA were led by double-digit gains in Savory, Sweet and Dairy. EAME sales were driven by double-digit gains in Savory and Sweet, which were only partially offset by high single-digit declines in Beverage. Sales in GA were driven by double-digit gains in Beverage and low single-digit gains in Savory. NOAM sales declines were driven by high single-digit declines in Beverage.
Fragrances Business Unit
The Fragrances business sales increased of 1% on a reported basis and 2% on a currency neutral basis for the third quarter of 2016 compared to the third quarter of 2015. Acquisitions accounted for substantially all of the growth on a reported basis and accounted for approximately half of the growth on a currency neutral basis. The overall currency neutral increase was primarily driven by high single-digit growth in Fragrance Ingredients, which is driven substantially by the inclusion of acquisitions, in addition to mid single-digit growth in Fabric Care and Personal Wash. Excluding the effects of acquisitions, Fragrance Ingredients sales increased low single-digits on a currency neutral basis.
Sales Performance by Region and Category

		% Change in Sales - Third Quarter 2016 vs. Third Quarter 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	1%	5%	10%	6%	-1%	2%
EAME	Reported	-5%	0%	11%	1%	2%	1%
	Currency Neutral (1)	-5%	0%	11%	1%	5%	3%
LA	Reported	-6%	-12%	-26%	-12%	4%	-6%
	Currency Neutral (1)	-3%	-9%	-24%	-9%	7%	-4%
GA	Reported	15%	8%	22%	10%	4%	7%
	Currency Neutral (1)	15%	8%	18%	10%	5%	7%
Total	Reported	-3%	0%	9%	1%	2%	2%
	Currency Neutral (1)	-3%	1%	8%	2%	3%	3%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

•
NOAM Flavors sales decreased 1% primarily due to high single-digit declines in Beverage that were only partially offset by low single-digit growth in Sweet. NOAM Fragrance sales increased 6% principally due to double-digit gains in Fragrance Ingredients (which included the impact of acquisitions) and Fabric Care as well as low single-digit growth in Fine Fragrances, which was partially offset by double-digit declines in Hair Care.

•
EAME Flavors currency neutral sales increased 5% primarily due to double-digit gains in Savory and Sweet, which were only partially offset by high single-digit declines in Beverage. EAME Fragrance currency neutral sales increased 1% overall, driven mainly by double-digit growth in Fragrance Ingredients (which included the impact of acquisitions) and Hair Care, which more than offset mid to low single-digit declines in Fine Fragrances, Fabric Care and Personal Wash.

•
LA Flavors currency neutral sales increased 7% driven by double-digit gains in Savory, Sweet and Dairy. LA Fragrances currency neutral sales decreased 9% overall, principally driven by double-digit declines in Fragrance Ingredients, Toiletries and Hair Care as well as mid to high single-digit declines in Fabric Care and Home Care.

•
GA Flavors currency neutral sales increased 5% from the prior year period driven by double-digit growth in Beverage and Dairy and low single-digit growth in Savory. GA Fragrances currency neutral sales growth of 10% was principally driven by double-digit gains in Fragrance Ingredients (which included the impact of acquisitions) Personal Wash and Home Care as well as high single-digit gains in Fabric Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 80 bps to 55.4% in the third quarter of 2016 compared to 54.6% in the third quarter of 2015, principally driven by unfavorable mix, manufacturing performance and input costs which were only partially offset by cost savings and productivity initiatives. Included in cost of goods sold was $1.0 million of restructuring and operational improvement costs in 2016 compared to $2.7 million of acquisition-related and operational improvement initiative costs in 2015.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased slightly compared to the prior year period at 8.3% in the third quarter of 2016 versus 8.2% in the third quarter of 2015.
Selling and Administrative (S&A) Expenses
S&A expenses increased $29.8 million to $152.0 million or 19.6%, as a percentage of sales, in the third quarter of 2016 compared to 16.0% in the third quarter of 2015. The $29.8 million increase was principally due to costs associated with S&A expenses of acquired entities as well as strategic investments, compliance and litigation-related costs that are expected to continue in the fourth quarter and approximately $25.8 million of legal charges and acquisition-related costs in 2016. Excluding the $25.8 million of legal charges and acquisition-related costs included in 2016 and the $4.4 million of acquisition-related costs in 2015, adjusted S&A expenses increased by $8.4 million and was 16.2% of sales in 2016 compared to 15.4% in 2015.
Amortization of Acquisition-Related Intangibles
Amortization expenses remained consistent at $5.5 million in the third quarter of 2016 compared to $5.4 million in the third quarter of 2015.
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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015
Segment profit:
Flavors	$77,512	$79,803
Fragrances	85,010	90,893
Global expenses	(11,405)	(6,874)
Restructuring and other charges, net	(190)	—
Acquisition and related costs	(786)	(6,830)
Operational improvement initiative costs	(802)	(279)
Legal charge	(25,000)	—
Operating profit	$124,339	$156,713
Profit margin:
Flavors	21.1%	22.2%
Fragrances	20.7%	22.4%
Consolidated	16.0%	20.5%

Flavors Segment Profit
Flavors segment profit decreased to $77.5 million in the third quarter of 2016, or 21.1% as a percentage of sales, compared to $79.8 million, or 22.2% as a percentage of sales, in the comparable 2015 period. The decrease principally reflects unfavorable mix, input costs and increased S&A which were only partially offset by cost savings and productivity initiatives.
Fragrances Segment Profit
Fragrances segment profit decreased approximately 6.5% to $85.0 million in the third quarter of 2016, or 20.7% as a percentage of sales, compared to $90.9 million, or 22.4% as a percentage of sales, in the comparable 2015 period. The decrease in segment profit and profit margin was primarily due to unfavorable mix, manufacturing performance and increased S&A which were only partially offset by cost savings and productivity initiatives.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2016, Global expenses were $11.4 million compared to $6.9 million during the third quarter of 2015. The increase was principally driven by lower favorable impact from the cash flow hedging program in the current year.
Interest Expense
Interest expense increased $1.2 million to $13.1 million in the third quarter of 2016 compared to $11.9 million in the 2015 period reflecting the impact of borrowings under the Euro Senior Notes - 2016. Average cost of debt was 3.7% for the 2016 period compared to 4.3% for the 2015 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $4.2 million to $2.2 million of income in the third quarter of 2016 versus $2.0 million of expense in the comparable 2015 period. The year-over-year increase is primarily driven by higher foreign exchange gains in 2016.
Income Taxes
The effective tax rate for the three months ended September 30, 2016 was 20.8% compared with 25.5% for the three months ended September 30, 2015. The quarter-over-quarter decrease is largely due to favorable mix of earnings and a lower cost of repatriation, partially offset by higher loss provisions in 2016. Excluding the $9.3 million tax benefit associated with the pretax legal charge, acquisition-related, operational improvement initiatives and restructuring costs included in the current quarter, the third quarter 2016 adjusted effective tax rate was 23.5%, or 140 bps lower than the third quarter 2015 adjusted effective tax rate of 24.9%. The 2015 adjusted effective tax rate excluded $0.9 million of tax benefit associated with the pretax acquisition-related and operational improvement initiative costs.

FIRST NINE MONTHS OF 2016 IN COMPARISON TO FIRST NINE MONTHS 2015
Sales
Sales for the first nine months of 2016 totaled $2.4 billion, an increase of 2% from the prior year period. On a currency neutral basis sales increased 4%, as a result of new win performance in both Flavors and Fragrance Compounds, in addition to strong growth in Fragrance Ingredients, driven by the impact of acquisitions and lower volume erosion on existing business in Flavors. On both a reported and currency neutral basis, the effect of acquisitions was approximately 2% to net sales amounts. Overall currency neutral growth included 4% growth from both developed and emerging markets.
Flavors Business Unit
Flavors reported sales increased 1% against the prior year period while currency neutral sales increased 4% during the first nine months of 2016 compared to the 2015 period, with approximately half of the growth driven by the inclusion of acquisitions in both reported and currency neutral basis amounts. In addition, the overall performance reflects new win performance and lower volume erosion. The currency neutral increase was due to low to mid single-digit growth in all four end-use categories. The Flavors business delivered currency neutral growth in all four regions, led by NOAM and GA. Sales in NOAM were led by high single-digit gains in Sweet and low single-digit gains in Beverage. Sales in GA were driven by high single-digit gains in Dairy as well as mid single-digit gains in Sweet and Beverage. LA sales were driven by double-digit gains in Savory and Dairy. EAME sales were driven by mid to high single-digit gains in Sweet and Dairy.
Fragrances Business Unit
The Fragrances business experienced an increase of 3% in reported sales and a 5% increase in currency neutral sales for the first nine months of 2016 compared to the 2015 period. Acquisitions accounted for primarily all of the growth on a reported basis and approximately two-thirds of the growth on a currency neutral basis. The overall currency neutral increase was primarily driven by double-digit growth in Fragrance Ingredients, which is driven entirely by the inclusion of acquisitions, as well as mid single-digit growth in Fabric Care and high single-digit growth in Personal Wash. Excluding the effects of acquisitions, Fragrance Ingredients sales declined low single-digits on a currency neutral basis.

Sales Performance by Region and Category

		% Change in Sales - First Nine Months 2016 vs. First Nine Months 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	3%	7%	18%	9%	4%	6%
EAME	Reported	-3%	-1%	12%	1%	-1%	0%
	Currency Neutral (1)	-2%	1%	14%	3%	2%	3%
LA	Reported	-2%	-4%	-16%	-5%	-2%	-4%
	Currency Neutral (1)	5%	-1%	-15%	-1%	3%	0%
GA	Reported	2%	6%	15%	8%	2%	4%
	Currency Neutral (1)	3%	8%	14%	9%	4%	6%
Total	Reported	-1%	2%	12%	3%	1%	2%
	Currency Neutral (1)	1%	4%	13%	5%	4%	4%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

•
NOAM Flavors sales increased 4%, which included the impact of acquisitions contributing to high single-digit growth in Sweet and low single-digit growth in Beverage, which more than offset low single-digit declines in Dairy. NOAM Fragrance sales increased 9%, principally due to double-digit gains Fragrance Ingredients (which included the impact of acquisitions) and Fabric Care as well as high single-digit gains in Home Care and mid single-digit gains in Fine Fragrances.

•
EAME Flavors currency neutral sales increased 2% primarily due to mid to high single-digit growth in Sweet and Dairy and low single-digit growth in Savory. EAME Fragrance currency neutral sales increased 3% overall, driven mainly by double-digit growth in Fragrance Ingredients (which included the impact of acquisitions) and Hair Care.

•
LA Flavors currency neutral sales were up 3% driven by double-digit gains in the Savory and Dairy. LA Fragrances currency neutral sales declined 1% overall, principally led by double-digit declines in Fragrance Ingredients as well as mid single-digit declines in Fabric Care and Toiletries, which were only partially offset by double-digit growth in Personal Wash and mid single-digit growth in Fine Fragrances.

•
GA Flavors currency neutral sales increased 4% from the prior year period driven by high single-digit gains in Dairy, mid single-digit gains in Beverage and Sweet and low single-digit gains in Savory. GA Fragrances currency neutral sales growth of 9% was principally driven by double-digit gains in Fragrance Ingredients (which included the impact of acquisitions) Fabric Care and Personal Wash which more than offset low single-digit declines in Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 50 bps to 54.5% in the first nine months of 2016 compared to 55.0% in the first nine months of 2015, principally driven by cost savings and productivity initiatives. Included in cost of goods sold was $3.3 million of operational improvement initiative, acquisition-related and restructuring costs in 2016 compared to $4.2 million of acquisition-related and operational improvement initiative costs in 2015.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly compared to the prior year period at 8.1% in the first nine months of 2016 versus 8.2% for the first nine months of 2015.
Selling and Administrative (S&A) Expenses
S&A expenses increased $36.1 million to $408.4 million or 17.3%, as a percentage of sales, in the first nine months of 2016 compared to 16.1% in the first nine months of 2015. The 2016 amount includes $24.7 million of legal charges and acquisition-related costs. The 2015 amount includes $10.6 million of acquisition-related costs. Excluding these items, adjusted S&A expenses were $383.7 million or 16.3%, as a percentage of sales in 2016 compared to $361.7 million or 15.7% of sales in 2015. The increase of $22.0 million was principally due to higher compensation expense as well as strategic investments, compliance and litigation-related costs that are expected to continue in the fourth quarter in 2016.

Amortization of Acquisition-Related Intangibles
Amortization expenses increased $6.4 million to $16.7 million in the first nine months of 2016 compared to $10.3 million in the first nine months of 2015. The $6.4 million increase was driven by the acquisitions of Ottens Flavors and Lucas Meyer in the second and third quarters of 2015, respectively.
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

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015
Segment profit:
Flavors	$259,662	$256,546
Fragrances	261,843	252,416
Global expenses	(37,544)	(27,067)
Restructuring and other charges, net	(473)	170
Acquisition and related costs	(2,035)	(13,896)
Operational improvement initiative costs	(1,901)	(841)
Spanish capital tax settlement	1,482	—
Legal charge	(25,000)	—
Operating profit	$456,034	$467,328
Profit margin:
Flavors	23.2%	23.1%
Fragrances	21.2%	21.1%
Consolidated	19.4%	20.3%

Flavors Segment Profit
Flavors segment profit increased to $259.7 million in the first nine months of 2016, or 23.2% as a percentage of sales, with $256.5 million, or 23.1% as a percentage of sales in the comparable 2015 period, principally reflecting productivity initiatives, partially offset by unfavorable mix and incremental costs related to new sites.
Fragrances Segment Profit
Fragrances segment profit increased approximately 4% to $261.8 million in the first nine months of 2016, or 21.2% as a percentage of sales, compared to $252.4 million, or 21.1% as a percentage of sales, in the comparable 2015 period. The increase in segment profit and profit margin was primarily due to productivity initiatives, the impact of Lucas Meyer and volume growth, partially offset by the net impact of price versus input costs.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2016, Global expenses were $37.5 million compared to $27.1 million during the 2015 period. The increase was principally driven by lower favorable impact from the cash flow hedging program and incentive compensation in the current year.
Interest Expense
Interest expense increased $6.2 million to $40.6 million in the first nine months of 2016 compared to $34.4 million in the 2015 period reflecting the impact of borrowings under the Euro Senior Notes - 2016. Average cost of debt was 3.8% for the 2016 period compared to 4.6% for the 2015 period.

Other (Income) Expense, net
Other (income) expense, net increased by approximately $1.7 million to $5.0 million of income in the first nine months of 2016 versus $3.3 million of income in the comparable 2015 period. The year-over-year increase is primarily driven by a gain on the sale of land, which was partially offset by lower foreign exchange gains in the 2016 period.
Income Taxes
The effective tax rate for the nine months ended September 30, 2016 was 22.7% compared with 22.1% for the nine months ended September 30, 2015. The increase was largely due to a benefit of $10.5 million recorded in the first nine months of 2015, as a result of favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded and higher loss provisions in 2016, partially offset by lower cost of repatriation in the 2016 period. Excluding the $9.4 million tax benefit associated with pretax legal charges, restructuring, operational improvement initiatives and acquisition-related costs, the 2016 period adjusted effective tax rate was 23.3%, or 80 bps lower than the 2015 period adjusted effective tax rate of 24.1%. The 2015 adjusted effective tax rate excluded $2.0 million of tax benefit associated with pretax restructuring, operational improvement initiative and acquisition-related costs and the $10.5 million settlement related to the favorable tax ruling discussed above.

Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $498.7 million at September 30, 2016 compared to $182.0 million at December 31, 2015, of which $239.8 million of the balance at September 30, 2016 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities in the first nine months of 2016 was $329.4 million compared to $294.7 million in the first nine months of 2015. The increase in operating cash flows for the first nine months of 2016 compared to 2015 was principally driven by lower pension contributions and lower core working capital requirements in the 2016 period as compared to 2015 period.
Working capital (current assets less current liabilities) totaled $1,001.1 million at September 30, 2016, compared to $712.0 million at December 31, 2015. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs increased approximately $25.8 million for the nine months ended September 30, 2016 compared to an increase of approximately $0.2 million for the nine months ended September 30, 2015. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities during the first nine months of 2016 used $66.2 million compared to $546.1 million in the prior year period. The decrease in cash used in investing activities principally reflects the acquisitions of Ottens Flavors and Lucas Meyer during the 2015 period. Additions to property, plant and equipment were $70.2 million during the first nine months of 2016 compared to $66.6 million in the first nine months of 2015. We expect additions to property, plant and equipment will be approximately 5% of our sales (net of potential grants and other reimbursements from government authorities) in 2016.
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net financing activities in the first nine months of 2016 remained flat with $65.8 million of cash inflows compared to $66.9 million of cash inflows in the first nine months of 2015, reflecting higher borrowings that were offset by the repayment of our Senior Notes - 2006 as well as higher dividend payments and treasury stock repurchases in 2016.

At September 30, 2016, we had $1,367.9 million of debt outstanding compared to $1,067.7 million outstanding at December 31, 2015.
We paid dividends totaling $134.1 million in the 2016 period. We declared a cash dividend per share of $0.64 in the third quarter of 2016 that was paid on October 6, 2016 to all shareholders of record as of September 26, 2016.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $142.6 million available under the amended repurchase program, approximately 1.0 million shares, or 1.3% of shares outstanding (based on the market price and shares outstanding as of September 30, 2016) could be repurchased under the program as of September 30, 2016. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. During the three months ended September 30, 2016, we repurchased 167,307 shares on the open market at an aggregate cost of $22.4 million or an average of $134.08 per share. During the nine months ended September 30, 2016, we repurchased 789,531 shares on the open market at an aggregate cost of $94.1 million or an average of $119.24 per share. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. We did not issue commercial paper during the first nine months of 2016 or 2015. During the fourth quarter of 2016, we issued $50 million face value of commercial paper.
We expect to contribute a total of approximately $30 million to our non-U.S. pension plans and $20 million to our U.S. pension plans during 2016. During the nine months ended September 30, 2016, $20.0 million contributions were made to our qualified U.S. pension plans and $21.1 million contributions were made to our non-U.S. pension plans.
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

During the third quarter of 2016, the Company made final payment of $125.0 million on our Senior Notes - 2006.
As of September 30, 2016, we had no borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950.0 million at September 30, 2016.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at September 30, 2016 our covenant compliance provided overall borrowing capacity of $1,525 million.
At September 30, 2016, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2016 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.18 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

	Twelve Months Ended September 30,
(DOLLARS IN MILLIONS)	2016	2015
Net income	$404.2	$430.2
Interest expense	52.4	46.4
Income taxes	118.9	123.6
Depreciation and amortization	99.5	86.0
Specified items (1)	40.0	0.2
Non-cash items (2)	21.0	19.7
Adjusted EBITDA	$736.0	$706.1

(1)
Specified items for the 12 months ended September 30, 2016 of $40.0 million consist of the legal charge related to the ZoomEssence reserve recorded in the third quarter of 2016 as well as costs associated with restructuring and the acceleration of the contingent consideration related to the Aromor acquisition as discussed in our 2015 Form 10-K.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets, stock-based compensation and pension settlement/curtailment.

	September 30,
(DOLLARS IN MILLIONS)	2016	2015
Total debt	$1,367.9	$1,191.0
Adjustments:
Deferred gain on interest rate swaps	(1.8)	(3.7)
Cash and cash equivalents	(498.7)	(272.3)
Net debt	$867.4	$915.0
As discussed in Note 13 to the Consolidated Financial Statements, at September 30, 2016, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted operating profit and adjusted operating margin (which excludes legal charges/credits, acquisition-related costs, operational improvement initiative costs, restructuring charges), (iii) adjusted selling and administrative expenses (which excludes legal charges/credits) and (iv) adjusted effective tax rate (which excludes legal charges/credits, acquisition-related costs, operational improvement initiative costs and restructuring charges). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Items Impacting Comparability

Three Months Ended September 30, 2016

	Adjusted Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Adjusted (Non-GAAP)
Gross profit	346,268	190	791	347,249

	Adjusted Selling and Administrative Expenses
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	152,046	(11)	(786)	(25,000)	126,249

	Adjusted Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Operating profit	124,339	190	802	786	25,000	151,117

	Adjusted Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Income before taxes	113,390	190	802	786	25,000	140,168
Taxes on income (e)	23,613	36	200	276	8,750	32,875
Net income	89,777	154	602	510	16,250	107,293
____________________
(a) Accelerated depreciation costs related to restructuring initiatives.
(b) Accelerated depreciation costs in Asia.
(c) Transaction costs related to the acquisition of David Michael.
(d) Legal charge related to reserve for the ZoomEssence case.
(e) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

Three Months Ended September 30, 2015

	Adjusted Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Adjusted (Non-GAAP)
Gross profit	347,126	279	2,465	349,870

	Adjusted Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	122,249	(4,365)	117,884

	Adjusted Operating Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Adjusted (Non-GAAP)
Operating profit	156,713	279	6,830	163,822

	Adjusted Net Income
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Adjusted (Non-GAAP)
Income before taxes	142,899	279	6,830	150,008
Taxes on income (c)	36,452	70	829	37,351
Net income	106,447	209	6,001	112,657
____________________
(a) Related to a partial plant closing in Asia.
(b) Transaction costs related to acquisitions (Ottens Flavors and Lucas Meyer) as well as expense related to the fair value step up of inventory on the Lucas Meyer acquisition.
(c) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

Nine Months Ended September 30, 2016

	Adjusted Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	1,072,117	473	1,890	889	1,075,369

	Adjusted Selling and Administrative Expense
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	408,372	(11)	(1,146)	(23,518)	383,697

	Adjusted Operating Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Operating profit	456,034	473	1,901	2,035	23,518	483,961

	Adjusted Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Income before taxes	420,337	473	1,901	2,035	23,518	448,264
Taxes on income (e)	95,223	90	475	542	8,339	104,669
Net income	325,114	383	1,426	1,493	15,179	343,595
____________________
(a) Accelerated depreciation and severance costs related to restructuring initiatives.
(b) Accelerated depreciation and severance costs in Asia.
(c) Expense related to the fair value step up of inventory and additional transaction costs related to acquisition of Lucas Meyer as well as transaction costs related to the acquisition of David Michael.
(d) Includes legal charge related to reserve for the ZoomEssence case as well as settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
(e) The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

Nine Months Ended September 30, 2015

	Adjusted Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	1,038,443	841	3,309	1,042,593

	Adjusted Selling and Administrative Expense
	Reported (GAAP)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	372,267	(10,587)	361,680

	Adjusted Operating Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Adjusted (Non-GAAP)
Operating profit	467,328	(170)	841	13,896	481,895

	Adjusted Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Tax Settlements (d)	Adjusted (Non-GAAP)
Income before taxes	436,286	(170)	841	13,896	—	450,853
Taxes on income (e)	96,206	(60)	210	1,879	10,478	108,713
Net income	340,080	(110)	631	12,017	(10,478)	342,140
____________________
(a) Costs related to the Fragrance Ingredients Rationalization.
(b) Related to plant closings in Europe and partial closing in Asia.
(c) Transaction costs related to acquisitions (Ottens Flavors and Lucas Meyer) as well as expense related to the fair value step up of inventory for both acquisitions.
(d) Settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
(e)The tax effects are calculated based upon the specific rate of the applicable jurisdiction of the items.

B. Foreign Currency Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Profit:
% Change - Reported (GAAP)	(21)%	3%	(2)%	1%
Items impacting comparability (1)	13%	4%	3%	2%
% Change - Adjusted (Non-GAAP)	(8)%	7%	—%	3%
Currency Impact	4%	3%	3%	6%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	(4)%	10%	3%	9%
_______________________
(1) Includes $26.8 million of legal charges, acquisition-related, operational improvement initiative and restructuring costs and $7.1 million of acquisition-related and operational improvement initiative costs for the three months ended September 30, 2016 and September 30, 2015, respectively. Includes $27.9 million of legal charges, acquisition-related, operational improvement initiative and restructuring costs and $14.6 million of acquisition-related and operational improvement initiative costs as well as a reversal of restructuring costs for the nine months ended September 30, 2016 and September 30, 2015, respectively.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2016 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

C. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2016	2015	2016	2015
Amortization Expense:
Ottens Flavors	$1.6	$1.8	$4.8	$3.0
Lucas Meyer	2.0	1.7	6.3	1.7

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are subject to various claims and legal actions in the ordinary course of our business.
Tax Claims
The Spanish tax authorities alleged claims for a capital tax and the Appellate Court rejected one of the two bases upon which we based our capital tax position. On January 22, 2014, we filed an appeal and in order to avoid future interest costs in the event our appeal was unsuccessful, we paid Euro 9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, we received a favorable ruling on our appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, we reversed the previously recorded provision of Euro 9.8 million ($10.5 million) for the year ended December 31, 2015. During 2016, we recorded additional income of $2.3 million related to the finalization of amounts received from the authorities. This amount has been principally reflected as a reduction of administrative expense.

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
Other

In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence is seeking an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the third quarter of 2016, the Court stayed the case and directed the parties to engage in mediation. The mediation, which took place in October 2016, did not result in a resolution of the litigation; we cannot reliably predict the timing of a trial, but it is expected that it would take place in 2017. Based on information available and expert assessment of potential exposure, the Company recorded an additional reserve of $25 million during the three months ended September 30, 2016.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the third quarter of 2016.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
July 1 - 31, 2016	59,373	$130.10	59,373	$157,301,842
August 1 - 31, 2016	55,770	134.65	55,770	149,792,680
September 1 - 30, 2016	52,164	138.01	52,164	142,593,302
Total	167,307	$134.08	167,307	$142,593,302

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
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 7, 2016	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 7, 2016	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

