Form 10-Q
period 2017-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2017-05-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of April 24, 2017: 78,971,175

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$300,067	$323,992
Trade receivables (net of allowances of $12,144 and $9,995, respectively)	637,521	550,658
Inventories: Raw materials	306,308	288,629
Work in process	18,100	13,792
Finished goods	279,843	289,596
Total Inventories	604,251	592,017
Prepaid expenses and other current assets	169,594	142,347
Total Current Assets	1,711,433	1,609,014
Property, plant and equipment, at cost	1,975,760	1,913,333
Accumulated depreciation	(1,183,840)	(1,137,617)
	791,920	775,716
Goodwill	1,120,471	1,000,123
Other intangible assets, net	390,212	365,783
Deferred income taxes	148,258	138,636
Other assets	89,965	127,712
Total Assets	$4,252,259	$4,016,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$258,228	$258,516
Commercial paper	107,441	—
Accounts payable	277,421	274,815
Accrued payroll and bonus	43,781	64,357
Dividends payable	50,507	50,678
Other current liabilities	248,446	249,931
Total Current Liabilities	985,824	898,297
Long-term debt	1,186,417	1,066,855
Deferred gains	39,162	39,816
Retirement liabilities	250,493	243,407
Other liabilities	158,846	137,475
Total Other Liabilities	1,634,918	1,487,553
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of March 31, 2017 and December 31, 2016 and outstanding 78,948,036 and 79,213,037 shares as of March 31, 2017 and December 31, 2016	14,470	14,470
Capital in excess of par value	155,414	152,481
Retained earnings	3,850,955	3,818,535
Accumulated other comprehensive loss	(681,468)	(680,095)
Treasury stock, at cost - 36,910,154 shares as of March 31, 2017 and 36,645,153 shares as of December 31, 2016	(1,713,294)	(1,679,147)
Total Shareholders’ Equity	1,626,077	1,626,244
Noncontrolling interest	5,440	4,890
Total Shareholders’ Equity including noncontrolling interest	1,631,517	1,631,134
Total Liabilities and Shareholders’ Equity	$4,252,259	$4,016,984

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$828,293	$783,312
Cost of goods sold	463,627	423,103
Gross profit	364,666	360,209
Research and development expenses	69,711	63,385
Selling and administrative expenses	140,330	123,543
Amortization of acquisition-related intangibles	7,066	6,061
Restructuring and other charges, net	10,143	—
Gain on sales of fixed assets	(21)	(2,713)
Operating profit	137,437	169,933
Interest expense	12,807	12,478
Other (income) expense, net	(13,857)	2,559
Income before taxes	138,487	154,896
Taxes on income	22,723	36,293
Net income	115,764	118,603
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(3,257)	14,078
Losses on derivatives qualifying as hedges	(1,751)	(10,192)
Pension and postretirement net liability	3,635	2,555
Other comprehensive income (loss)	(1,373)	6,441
Total comprehensive income	$114,391	$125,044

Net income per share - basic	$1.46	$1.48
Net income per share - diluted	$1.45	$1.47
Average number of shares outstanding - basic	79,098	79,666
Average number of shares outstanding - diluted	79,409	80,055
Dividends declared per share	$0.64	$0.56
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$115,764	$118,603
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	26,802	26,697
Deferred income taxes	(3,766)	4,193
Gain on disposal of assets	(21)	(2,713)
Stock-based compensation	5,819	5,930
Pension contributions	(25,263)	(7,410)
Foreign currency gain on liquidation of entity	(12,214)	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(60,858)	(60,655)
Inventories	(109)	3,256
Accounts payable	(1,978)	(29,375)
Accruals for incentive compensation	(23,485)	(11,598)
Other current payables and accrued expenses	(7,286)	10,456
Other assets	29,016	2,178
Other liabilities	(20,720)	(19,619)
Net cash provided by operating activities	21,701	39,943
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(138,093)	—
Additions to property, plant and equipment	(26,662)	(22,512)
Maturity of net investment hedges	1,948	—
Proceeds from disposal of assets	619	1,366
Net cash used in investing activities	(162,188)	(21,146)
Cash flows from financing activities:
Cash dividends paid to shareholders	(50,677)	(44,826)
Increase (decrease) in revolving credit facility borrowings and overdrafts	97,275	(124,602)
Increase in commercial paper	107,441	—
Deferred financing costs	—	(4,796)
Proceeds from issuance of long-term debt	—	555,559
Loss on pre-issuance hedges	300	(3,244)
Proceeds from issuance of stock under stock plans	—	163
Employee withholding taxes paid	(3,000)	(7,296)
Purchase of treasury stock	(37,612)	(40,007)
Net cash provided by financing activities	113,727	330,951
Effect of exchange rate changes on cash and cash equivalents	2,835	(2,859)
Net change in cash and cash equivalents	(23,925)	346,889
Cash and cash equivalents at beginning of year	323,992	181,988
Cash and cash equivalents at end of period	$300,067	$528,877
Interest paid, net of amounts capitalized	$16,667	$20,729
Income taxes paid	$20,043	$23,884
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2017 and 2016 quarters, the actual closing dates were March 31, and April 1, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform with current year presentation.
The Consolidated Statement of Comprehensive Income has been revised to properly reflect Gain on sales of fixed assets within Operating profit for the three months ending March 31, 2016. In addition, approximately $5.4 million of expense was recorded during the first quarter of 2017 for a tax assessment relating to prior periods. These adjustments were not material to the previously-issued financial statements.
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued amendments to the Compensation - Retirement Benefits guidance which requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and should be applied retroactively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company is currently evaluating the impact that this guidance will have on its Consolidated Statement of Comprehensive Income.
In January 2017, the FASB issued amendments to the Business Combination guidance which clarifies the definition of a business in order to assist companies when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective prospectively for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact this guidance may have on its Consolidated financial statements and on accounting for future acquisitions.
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
In October 2016, the FASB issued authoritative guidance which allows for the immediate recognition of current and deferred income tax impact on intra-entity asset transfers, excluding inventory. This guidance will be effective for fiscal years beginning after December 15, 2017. The Company adopted this guidance in the first quarter of fiscal year 2017 and accordingly, recorded a cumulative-effect adjustment to Retained earnings that reduced Other assets and adjusted Deferred income taxes by a net amount of approximately $33 million.
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
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company adopted this change retrospectively, resulting in a $3.0 million and $7.3 million increase to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of March 31, 2017 and 2016, respectively. In addition, the standard requires that excess tax benefits presented in the Consolidated Statement of Cash Flows be classified as an operating activity instead of a financing activity. The Company adopted this change retrospectively, resulting in a $0.8 million and $1.0 million increase to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of March 31, 2017 and 2016, respectively.
The standard also requires all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This guidance has been applied prospectively. This change resulted in a $0.8 million benefit to income tax expense for the period ended March 31, 2017. The 2016 period included a $4.5 million benefit to equity, which has not been retrospectively adjusted. The full year 2016 benefit to equity was $5.3 million. Additionally, the standard allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company has elected to continue to account for forfeitures using an estimate of awards expected to be forfeited.
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
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Adoption as of the original effective date is permitted. Accordingly, the Company is required to adopt this standard in the first quarter of fiscal year 2018. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The Company is evaluating the impact of the new standard, including updates to the standard that were issued by the FASB. In particular, the Company has reviewed the nature of its larger customer relationships and is in the process of reviewing the nature of potential regional variations in all aspects of its customer base regardless of size. Based on the work performed to date, the Company expects to conduct further review and analysis of certain areas that may lead to changes in the manner in which the Company recognizes revenue, including the customized nature of the product, consignment arrangements, rebates, upfront costs, shipping terms and documentation other than formal contracts. As a result, the financial statement impact has not yet been determined. The Company is also currently evaluating the method of adoption and the potential impacts to the consolidated financial statements and related disclosures.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $27.1 million for the three months ended March 31, 2017 compared to a decrease of approximately $4.7 million for the three months ended March 31, 2016. The cost of participating in these programs was immaterial to our results in all periods.
Currency Translation Adjustment Reclassification
During the first quarter of 2017, the Company recorded income of approximately $12.2 million related to a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017. This amount was recorded to Other (income) expense, net.

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2017	2016
Basic	79,098	79,666
Assumed dilution under stock plans	311	389
Diluted	79,409	80,055
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2017. An immaterial amount of SSARs were excluded from the 2016 period.
The Company has issued shares of purchased restricted common stock and purchase restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of March 31, 2017 and 2016 was immaterial. Net income allocated to such PRSUs was $0.3 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
Note 3. Acquisitions:
2017 Activity
PowderPure
On April 7, 2017, the Company completed the acquisition of 100% of the outstanding shares of Columbia PhytoTechnology, LLC d/b/a PowderPure ("PowderPure"), a privately-held flavors company with facilities in North America. The acquisition will be accounted for under the purchase method. The Company paid approximately $55 million for this acquisition, which was funded from existing resources. Due to the limited time since closing and the fact that the purchase price allocation has not been completed, the Company has not yet calculated the actual amounts related to the assets and liabilities acquired in the PowderPure transaction. As a result, certain required disclosures have not been made. The purchase price allocation is expected to be completed by the fourth quarter of 2017.
No pro forma financial information for 2017 and 2016 is presented as the acquisition was not material to the consolidated financial statements.
Fragrance Resources
On January 17, 2017, the Company completed the acquisition of 100% of the outstanding shares of Fragrance Resources, a privately-held fragrance company with facilities in Germany, North America, France, and China. The acquisition was accounted for under the purchase method. Fragrance Resources was acquired to strengthen the North American and German fragrances business. The Company paid approximately Euro 142.0 million (approximately $150.5 million) including approximately Euro 11.5 million (approximately $12.4 million) of cash acquired for this acquisition, which was funded from existing resources. The purchase price exceeded the preliminary fair value of existing net assets by approximately $119.0 million. The excess was allocated principally to identifiable intangible assets including approximately $59.6 million related to customer relationships, approximately $6.1 million related to proprietary technology and trade name and approximately $76.3 million of goodwill (which is not deductible for tax purposes) and approximately $23.0 million of net deferred tax liability. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill represents synergies from the addition of Fragrance Resources to the Company's existing Fragrances business. The intangible assets are being amortized over the following estimated useful lives: trade name and proprietary technology, up to 5 years and customer relationships, 12 - 16 years. The purchase price allocation is preliminary pending the finalization of the values of intangible assets, principally customer relationships, finalization of working capital calculations and the determination of useful lives. The purchase price allocation is expected to be completed by the third quarter of 2017.
No pro forma financial information for 2017 and 2016 is presented as the acquisition was not material to the consolidated financial statements.

2016 Activity
David Michael
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael"). The acquisition was accounted for under the purchase method. David Michael was acquired to strengthen the North American flavors business. The Company paid approximately $242.0 million (including $5.1 million of cash acquired) for this acquisition, which was funded from existing resources. The preliminary purchase price allocation was updated during the first quarter of 2017, resulting in a reduction in allocation of value to customer relationships. The related reduction in amortization expense was not material to the Consolidated Statement of Comprehensive Income. The purchase price exceeded the preliminary fair value of existing net assets by approximately $168.7 million. The excess was allocated principally to identifiable intangible assets including approximately $50.0 million related to customer relationships, approximately $8.4 million related to proprietary technology and trade name and approximately $110.3 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill represents synergies from the addition of David Michael to the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: trade name and proprietary technology, up to 5 years and customer relationships, 18 - 20 years. The purchase price allocation is preliminary pending the finalization of certain procedures associated with purchase price, contractually required to be completed subsequent to December 31, 2016 as well as the finalization of the analysis associated with customer relationships and certain other assets. The purchase price allocation is expected to be completed by the second quarter of 2017.
No pro forma financial information for 2016 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income.
Note 4. Restructuring and Other Charges, Net:

2017 Productivity Program

On February 15, 2017, the Company announced that it was adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, the Company expects to optimize its global footprint and simplify its organizational structures globally. In connection with this initiative, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $21-$22 million in personnel-related costs and an estimated $9-$13 million in facility-related costs, such as lease termination, and integration-related costs. In addition, the Company may incur up to $5 million of accelerated depreciation. The Company recorded $10.1 million of these charges related to personnel-related costs and lease termination costs in the first quarter of 2017, with the remainder of the personnel-related costs expected to be recognized by the end of 2017 and the other costs expected to be recognized over the following seven quarters. During 2017, the Company made payments of $2.1 million related to severance. The overall charges are split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization.
2015 Severance Charges
During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that have been affected. During 2017, the Company made payments of $0.2 million related to severance. The total cost of the plan is expected to be approximately $8.8 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully completed by the second quarter of 2017.
Changes in employee-related restructuring liabilities during the three months ended March 31, 2017, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2016	$3,277	$—	$3,277
Additional charges (reversals), net	9,688	454	10,142
Non-cash charges	—	(454)	(454)
Payments	(2,319)	—	(2,319)
Balance at March 31, 2017	$10,646	$—	$10,646

Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2017 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2016	$1,000,123
Acquisitions	76,287
Foreign exchange	5,773
Other	38,288
Balance at March 31, 2017	$1,120,471
Other above principally represents the increase to Goodwill associated with the update of certain customer relationship assumptions in the preliminary purchase price allocation of David Michael, as disclosed in Note 3.
Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Cost
Customer relationships	$396,083	$371,270
Trade names & patents	32,172	30,679
Technological know-how	125,058	119,544
Other	24,551	24,470
Total carrying value	577,864	545,963
Accumulated Amortization
Customer relationships	(87,398)	(82,555)
Trade names & patents	(12,840)	(12,198)
Technological know-how	(69,576)	(68,292)
Other	(17,838)	(17,135)
Total accumulated amortization	(187,652)	(180,180)

Other intangible assets, net	$390,212	$365,783

Amortization
Amortization expense was $7.1 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively. Annual amortization is expected to be $31.9 million for the full year 2017, $31.1 million for the year 2018, $29.6 million for the year 2019, $28.9 million for the year 2020, $24.4 million for the year 2021 and $22.1 million for the year 2022.

Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	March 31, 2017	December 31, 2016
Senior notes - 2007 (1)	6.40%	2017-27	499,696	499,676
Senior notes - 2013 (1)	3.20%	2023	298,162	297,986
Euro Senior notes - 2016 (1)	1.75%	2024	530,364	512,764
Credit facility	1.13%	2019	102,277	—
Commercial paper	1.14%	2017	107,441	—
Bank overdrafts and other			13,284	13,599
Deferred realized gains on interest rate swaps			862	1,346
			1,552,086	1,325,371
Less: Current portion of debt			(365,669)	(258,516)
			$1,186,417	$1,066,855
(1) Amount is net of unamortized discount and debt issuance costs.
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of March 31, 2017, there was $107.4 million of commercial paper outstanding, which had a weighted average effective interest rate of 1.14%. As of March 31, 2017, commercial paper maturities did not extend for more than 30 days. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the three months ended March 31, 2016.
Note 7. Income Taxes:
Uncertain Tax Positions
At March 31, 2017, the Company had $22.2 million of unrecognized tax benefits recorded in Other liabilities and $4.6 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2017, the Company had accrued interest and penalties of $1.7 million classified in Other liabilities and $0.3 million in Other current liabilities.
As of March 31, 2017, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $28.8 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2007 to 2016. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 13.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2017 was 16.4% compared with 23.4% for the three months ended March 31, 2016. The quarter-over-quarter decrease was largely due to various discrete items (including the effect of accrual to return adjustments, certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting), a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year.

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Equity-based awards	$5,819	$5,930
Liability-based awards	1,753	593
Total stock-based compensation expense	7,572	6,523
Less: tax benefit	(2,213)	(1,973)
Total stock-based compensation expense, after tax	$5,359	$4,550
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
Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Net sales:
Flavors	$406,164	$372,508
Fragrances	422,129	410,804
Consolidated	$828,293	$783,312
Segment profit:
Flavors	$98,010	$91,813
Fragrances	81,700	89,237
Global expenses	(16,200)	(13,870)
Restructuring and other charges, net (1)	(10,143)	(101)
Acquisition-related costs (2)	(8,788)	(1,037)
Operational improvement initiative costs (3)	(621)	(268)
Legal (charges) credits (4)	—	1,446
Gain on sales of assets (5)	21	2,713
Tax assessment (6)	(5,350)	—
Integration-related costs (7)	(1,192)	—
Operating profit	137,437	169,933
Interest expense	(12,807)	(12,478)
Other income (expense)	13,857	(2,559)
Income before taxes	$138,487	$154,896

(1)	In 2017, charges represent severance costs related to the 2017 Productivity Program. In 2016, charges relate to accelerated depreciation which were recorded in Cost of goods sold.

(2)
Represent transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure as well as the amortization of inventory "step-up" related to David Michael and Fragrance Resources in the 2017 period and expense related to the amortization of inventory "step-up" and additional transaction costs related to the acquisition of Lucas Meyer in the 2016 period.

(3)	Represent accelerated depreciation in Hangzhou, China in both the 2017 and 2016 periods.

(4)	Represents interest receivable from the Spanish government related to the Spanish capital tax case.

(5)	Represents gains on sale of assets in Latin America in the 2017 period and in Europe in the 2016 period.

(6)	Represents the reserve for a tax assessment related to commercial rent for prior periods.

(7)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions in the 2017 period.
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2017 and 2016 were $227.6 million and $189.9 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2017 and 2016 were $600.7 million and $593.4 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Service cost for benefits earned	$698	$771
Interest cost on projected benefit obligation	4,560	6,007
Expected return on plan assets	(9,246)	(8,069)
Net amortization and deferrals	1,793	1,387
Net periodic benefit cost	(2,195)	96
Defined contribution and other retirement plans	2,255	2,402
Total expense	$60	$2,498

Non-U.S. Plans	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Service cost for benefits earned	$5,514	$3,775
Interest cost on projected benefit obligation	3,848	6,366
Expected return on plan assets	(12,133)	(11,949)
Net amortization and deferrals	3,923	3,264
Net periodic benefit cost	1,152	1,456
Defined contribution and other retirement plans	1,297	1,707
Total expense	$2,449	$3,163
The Company expects to contribute a total of approximately $10 million to its U.S. pension plans during 2017. During the three months ended March 31, 2017, no contributions were made to the qualified U.S. pension plans, $24.2 million of contributions were made to the non-U.S. pension plans and $1.1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

As of January 1, 2017, the Company changed its approach for calculating the discount rate which is applied to the Consolidated Balance Sheet and Consolidated Statement of Comprehensive Income from a single weighted-average discount rate approach to a multiple discount rate approach. The impact of this change for the full year 2017 is estimated to be a reduction of approximately $8 million in pension expense.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Service cost for benefits earned	$221	$215
Interest cost on projected benefit obligation	588	787
Net amortization and deferrals	(1,046)	(1,355)
Total postretirement benefit income	$(237)	$(353)
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2017. In the three months ended March 31, 2017, $1.2 million of contributions were made.

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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 13 of our 2016 Form 10-K.
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2017.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (1)	$300,067	$300,067	$323,992	$323,992
Credit facilities and bank overdrafts (2)	115,561	115,561	13,599	13,599
Commercial paper (2)	107,441	107,441	—	—
Long-term debt: (3)
Senior notes - 2007	499,696	554,211	499,676	556,222
Senior notes - 2013	298,162	304,278	297,986	302,376
Euro Senior notes - 2016	530,364	564,677	512,764	546,006

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)
The carrying amount of our credit facilities, bank overdrafts and commercial paper approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Six of these forward currency contracts matured during the three months ended March 31, 2017.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
The Company has entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three months ended March 31, 2017.
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
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The fair value of the hedges was a gain of $0.3 million as of March 31, 2017. The effective portions of cash flow hedges are recorded in OCI as a component of Losses/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2017 and December 31, 2016:

(DOLLARS IN THOUSANDS)	March 31, 2017	December 31, 2016
Foreign currency contracts	$514,043	$527,500
Interest rate swaps	600,000	412,500

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$5,898	$598	$6,496
Interest rate swaps	300	—	300
	$6,198	$598	$6,796
Derivative liabilities (b)
Foreign currency contracts	$658	$4,894	$5,552
Interest rate swaps	373	—	373
	$1,031	$4,894	$5,925

	December 31, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$13,765	$7,737	$21,502
Interest rate swaps	335	—	335
	$14,100	$7,737	$21,837
Derivative liabilities (b)
Foreign currency contracts	$46	$2,209	$2,255
Interest rate swaps	725	—	725
	$771	$2,209	$2,980

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended March 31,
	2017	2016
Foreign currency contracts	$(10,127)	$(4,943)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(2,948)	$(7,003)	Cost of goods sold	$458	$2,616
Interest rate swaps (1)	1,213	(3,175)	Interest expense	(188)	(86)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(1,046)	(2,404)	N/A	—	—
Euro Senior notes - 2016	(11,409)	—	N/A	—	—
Total	$(14,190)	$(12,582)		$270	$2,530

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow or net investment hedges during the three months ended March 31, 2017 and 2016.
The Company expects that approximately $6.1 million (net of tax) of derivative gains included in AOCI at March 31, 2017, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)	$7,604	$(335,674)	$(680,095)
OCI before reclassifications	8,957	(1,481)	—	7,476
Amounts reclassified from AOCI	(12,214)	(270)	3,635	(8,849)
Net current period other comprehensive income (loss)	(3,257)	(1,751)	3,635	(1,373)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2017	$(355,282)	$5,853	$(332,039)	$(681,468)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	14,078	(7,662)	—	6,416
Amounts reclassified from AOCI	—	(2,530)	2,555	25
Net current period other comprehensive income (loss)	14,078	(10,192)	2,555	6,441
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2016	$(283,421)	$(791)	$(322,787)	$(606,999)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$524	$2,990	Cost of goods sold
Interest rate swaps	(188)	(86)	Interest expense
	(66)	(374)	Provision for income taxes
	$270	$2,530	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$(1,753)	$1,864	(a)
Actuarial losses	(6,423)	(5,160)	(a)
	4,541	741	Provision for income taxes
	$(3,635)	$(2,555)	Total, net of income taxes

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 14 of our 2016 Form 10-K for additional information regarding net periodic benefit cost.

Note 13. Commitments and Contingencies:
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At March 31, 2017, we had total bank guarantees and standby letters of credit of approximately $36.8 million with various financial institutions. Included in the above aggregate amount is a total of $16.7 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2017.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.8 million as of March 31, 2017.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At March 31, 2017, we had available lines of credit (in addition to the $847.7 million of capacity under the Credit Facility discussed in Note 9 of our 2016 Form 10-K) of approximately $75.5 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of March 31, 2017.
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

China Facilities
Guangzhou Flavors plant
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Guangzhou Flavors plant in China was temporarily idled. The Company has made additional capital improvements in odor-abatement equipment at these plants to address these issues and is in the process of building a second Flavors plant in China, which is expected to begin operating in the first quarter of 2019.
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
The net book value of the existing plant was approximately $68 million as of March 31, 2017.
Zhejiang Ingredients plant
The Company has received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. The Company is in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. The Company expects to conclude discussions with the Government in 2017. The net book value of the current plant was approximately $25 million as of March 31, 2017. Depending upon the ultimate outcome of the discussions with the Chinese government, between $0-25 million of the remaining net book value may be subject to accelerated depreciation.
Total China Operations
The total carrying value of our six existing plants in China (two of which are currently under construction) was approximately $138 million as of March 31, 2017.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $32.5 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence sought an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the third quarter of 2016, the Court stayed the case and directed the parties to mediate. During the fourth quarter of 2016, the parties engaged in mediation and various settlement discussions which have not resulted in a resolution of the litigation to date. The discussions among the parties have continued through the first quarter of 2017. If the case is not settled, we expect that a trial on the merits of the case will occur during 2018. Based on expert assessment of potential exposure and the status of the settlement discussions, the Company recorded an additional reserve of $50 million during 2016.
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. The Company has recently been made aware of a claim for product that was recently subject to a product recall. In the first quarter of 2017, the Company recorded a total charge of approximately $1.8 million to reserve for all remaining inventory at its manufacturing site and to provide the appropriate sales allowance on sales of the product to the customer. While it is probable that the Company will incur additional losses related to this claim, the amount of the ultimate claim that will be paid is not currently estimable as the following information is not yet available: details as to the amount of product that will ultimately be returned and the customer’s direct manufacturing and other production costs; costs related to the customer’s recall efforts; costs to dispose of defective product; and, other claims that the customer may make. While it is not currently possible to estimate the amount of losses, such losses, when recorded will affect income from operations in future individual quarters. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition. Separately, the Company expects to pursue reimbursement of all or a portion of costs, once incurred, from insurance and or the supplier; however, the nature, timing and amount of any such reimbursement cannot be determined at this time.
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible estimable losses in excess of any accrued liabilities is $0 to approximately $28 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
We are also a party to other litigation arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Company background
We are a leading innovator of sensorial experiences, co-creating unique products that consumers taste, smell, or feel in fine fragrances and cosmetics, detergents and household goods, and food and beverages. We take advantage of our capabilities in consumer insights, research and product development (“R&D”), creative expertise and customer intimacy to partner with our customers in developing innovative and differentiated offerings for consumers. We believe that this collaborative approach will generate market share gains for our customers. We operate in two business segments, Flavors and Fragrances.
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
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are organized into two broad categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. Also included in the Fragrances business unit are Fragrance Ingredients, consisting of cosmetic active and functional ingredients. Fragrance Ingredients are used internally and sold to third parties, including customers and competitors, for use in preparation of compounds.
The flavors and fragrances market is part of a larger market which supplies a wide variety of ingredients and compounds used in consumer products. The broader market includes large multi-national companies and smaller regional and local participants that supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. In 2016, the flavors, fragrances and cosmetic actives and functional ingredients market, in which we compete, was estimated by management to be approximately $20.0 billion and is forecasted to grow approximately 2-3% by 2020, primarily driven by expected growth in emerging markets; however the exact size of the global market is not available due to fragmentation of data. We, together with the other top three companies, are estimated to represent approximately two-thirds of the total estimated sales in the global flavors and fragrances sub-segment of the broader market.
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
On April 7, 2017, we completed the acquisition of Columbia PhytoTechnology, LLC d/b/a PowderPure ("PowderPure"), a processor of all-natural food ingredients, for approximately $55.0 million. The purchase price was funded from existing resources including drawdown on our credit facility and proceeds from commercial paper. This acquisition will be accounted for as a business combination and is not expected to have a material impact on the consolidated statement of comprehensive income for 2017.
On January 17, 2017, we completed the acquisition of Fragrance Resources, a creator of specialty fine fragrances, for approximately Euro 142.0 million (approximately $150.5 million). The purchase price was funded from existing resources including drawdown on our credit facility and proceeds from commercial paper. The acquisition strengthened our fragrances market position in North America and Germany. This acquisition was accounted for as a business combination and is not expected to have a material impact on the consolidated statement of comprehensive income for 2017.

2017 Overview
Net sales during the first quarter of 2017 increased 6% on a reported basis and 7% on a currency neutral basis (which excludes the effects of changes in currency) versus the 2016 period, with the effect of acquisitions contributing approximately 5% to both reported and currency neutral growth rates. Sales growth, excluding acquisitions, reflects new win performance (net of losses) partially offset by volume declines on existing business in both Flavors and Fragrances and unfavorable pricing in Fragrances.
Exchange rate fluctuations had a 100 basis point (bps) unfavorable impact on net sales for the first quarter, due to the strengthening of the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased year-over-year to 44.0% in the first quarter of 2017 from 46.0% in the 2016 period driven primarily by unfavorable price versus input costs and manufacturing performance which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in the first quarter of 2017 was $6.0 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs compared to $1.3 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and restructuring costs included in the first quarter of 2016. Excluding these items, gross margin decreased 140 bps compared to the prior year period. The overall raw material cost base continues to be relatively stable, but upward trending. We believe that we will continue to see higher prices on certain categories (such as vanilla and citrus) and to a lesser extent oil-based derivatives that are expected to continue in 2017. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the first quarter of 2017 increased approximately 6%. We continue to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in three of our four regions and all four of our end-use product categories. Flavors achieved reported sales growth of 9% and currency neutral growth of 10%, with the effect of acquisitions contributing approximately 6% to both reported and currency neutral growth rates. Fragrances achieved both reported and currency neutral sales growth of 3%, with the effect of acquisitions contributing approximately 4% to both reported and currency neutral growth rates. Sales growth excluding acquisitions was driven by new win performance partially offset by volume declines on existing business in both Flavors and Fragrances and unfavorable pricing in Fragrances. Additionally, Fragrance Ingredients sales were up 1% on a reported basis and 2% on a currency neutral basis. Overall, our first quarter 2017 results include 1% growth from emerging markets and 4% growth from developed markets which each represented 50% of total sales. From a geographic perspective, for the first quarter, North America (NOAM), Europe, Africa and the Middle East (EAME) and Greater Asia (GA) all delivered sales growth in 2017, led by NOAM with 14%. Latin America (LA) sales declined 2%.
Operating profit
Operating profit decreased $32.5 million to $137.4 million (16.6% of sales) in the 2017 first quarter compared to $169.9 million (21.7% of sales) in the comparable 2016 period. The first quarter of 2017 included $26.1 million of restructuring, acquisition-related, tax assessment, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets compared to a benefit of $2.8 million related to gains on sales of fixed assets and a favorable legal settlement, which were only partially offset by acquisition-related, restructuring and operational improvement initiative costs in the prior year period. Excluding these charges, adjusted operating profit was $163.5 million (19.7% of sales) for the first quarter of 2017, a decrease from $167.2 million (21.3% of sales) for the first quarter of 2016. Foreign currency changes had a 5% unfavorable impact on operating profit in the 2017 period compared to an unfavorable impact on operating profit of approximately 4% in the 2016 period versus the 2015 period.
Other (income) expense, net
Other (income) expense, net increased $16.4 million to $13.9 million of income in the first quarter of 2017 compared to $2.6 million of expense in the first quarter of 2016. The year-over-year increase is primarily driven by a foreign currency exchange gain from the release of a currency translation adjustment ("CTA") upon the liquidation of a foreign entity in 2017.
Net income
Net income decreased by $2.8 million quarter-over-quarter to $115.8 million for the first quarter of 2017, driven by the factors discussed above as well as a lower effective tax rate during the 2017 period as compared to the 2016 period.

Cash flows
Cash flows from operations for the three months ended March 31, 2017 were $21.7 million or 2.6% of sales, compared to $39.9 million or 5.1% of sales for the three months ended March 31, 2016. The decrease in cash flows from operations in 2017 was principally driven by higher pension and incentive compensation payments which were only partially offset by lower outflows for working capital for the 2017 period as compared to the 2016 period.
Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2017	2016	Change
Net sales	$828,293	$783,312	6%
Cost of goods sold	463,627	423,103	10%
Gross profit	364,666	360,209
Research and development (R&D) expenses	69,711	63,385	10%
Selling and administrative (S&A) expenses	140,330	123,543	14%
Amortization of acquisition-related intangibles	7,066	6,061	17%
Restructuring and other charges, net	10,143	—	100%
Gain on sales of fixed assets	(21)	(2,713)	(99)%
Operating profit	137,437	169,933
Interest expense	12,807	12,478	3%
Other (income) expense	(13,857)	2,559	(642)%
Income before taxes	138,487	154,896
Taxes on income	22,723	36,293	(37)%
Net income	$115,764	$118,603	(2)%
Diluted EPS	$1.45	$1.47	(1)%
Gross margin	44.0%	46.0%	(200)
R&D as a percentage of sales	8.4%	8.1%	30
S&A as a percentage of sales	16.9%	15.8%	110
Operating margin	16.6%	21.7%	(510)
Adjusted operating margin (1)	19.7%	21.3%	(160)
Effective tax rate	16.4%	23.4%	(700)
Segment net sales
Flavors	$406,164	$372,508	9%
Fragrances	422,129	410,804	3%
Consolidated	$828,293	$783,312

(1)
Adjusted operating margin excludes $26.1 million consisting of restructuring, acquisition-related, tax assessment, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets for the three months ended March 31, 2017 and excludes a benefit of $2.8 million related to gains on sales of fixed assets and a favorable legal settlement, which were only partially offset by acquisition-related, restructuring and operational improvement initiative costs for the three months ended March 31, 2016.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2017 IN COMPARISON TO FIRST QUARTER 2016
Sales
Sales for the first quarter of 2017 totaled $828.3 million, an increase of 6% from the prior year quarter. On a currency neutral basis sales increased 7%. Sales growth reflected new win performance partially offset by volume declines on existing business in both Flavors and Fragrances and unfavorable pricing in Fragrances. On both a reported and currency neutral basis, acquisitions accounted for approximately 5% of the net sales growth.
Flavors Business Unit
Flavors reported sales increased 9% from the prior year period while currency neutral sales increased 10% during the first quarter of 2017 compared to the 2016 period. Acquisitions accounted for approximately 6% of the net sales growth on both a reported and currency neutral basis. Sales growth excluding acquisitions reflected new win performance which was partially offset by volume declines on existing business. Overall growth was primarily driven by low to high single-digit growth in all four end-use categories. The Flavors business delivered sales growth in NOAM, LA and GA, led by NOAM and experienced flat sales growth in EAME. Sales in NOAM were led by double-digit growth in Savory and Dairy. LA were led by double-digit gains in Savory and Dairy. Sales in GA were driven by double-digit gains in Beverage. EAME sales experienced high single-digit gains in Savory and Sweet which were offset by the effects of currency.
Fragrances Business Unit
Fragrances sales increased 3% on both a reported basis and currency neutral basis for the first quarter of 2017 compared to the first quarter of 2016. Acquisitions accounted for approximately 4% of both reported and currency neutral sales growth. Excluding the effect of acquisitions, sales declines reflected new win performance which was more than offset by volume declines on existing business and unfavorable price versus input costs. Net sales was primarily driven by double-digit growth in Fine Fragrances and low single-digit growth in Fabric Care and Fragrance Ingredients.
Sales Performance by Region and Category

		% Change in Sales - First Quarter 2017 vs. First Quarter 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	7%	4%	-10%	1%	27%	14%
EAME	Reported	21%	5%	11%	11%	0%	7%
	Currency Neutral (1)	24%	8%	13%	14%	6%	11%
LA	Reported	-14%	-8%	16%	-8%	9%	-2%
	Currency Neutral (1)	-21%	-9%	16%	-10%	7%	-4%
GA	Reported	14%	3%	-12%	1%	2%	2%
	Currency Neutral (1)	15%	4%	-12%	2%	3%	2%
Total	Reported	10%	1%	1%	3%	9%	6%
	Currency Neutral (1)	10%	2%	2%	3%	10%	7%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth, which included the impact of acquisitions, primarily reflected double-digit growth in Savory and Dairy, mid single-digit growth in Sweet partially offset by mid single-digit declines in Beverage. Total Fragrances sales growth reflected double-digit gains in Fabric Care and mid single-digit growth in Hair Care, which was partially offset by double-digit declines in Fragrance Ingredients.

•
EAME Flavors sales experienced high single-digit gains in Savory and Sweet which were offset by the effects of currency. Total Fragrances sales growth was driven mainly by double-digit growth in Fragrance Ingredients and Fine Fragrances as well as high single-digit growth in Hair Care and mid single-digit growth in Home Care.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Dairy. Total Fragrances sales declines reflected double-digit gains in Fragrance Ingredients, which were more than offset by double-digit declines in Fine Fragrances and Hair Care as well as high single-digit declines in Home Care and Personal Wash.

•
GA Flavors sales growth was driven by double-digit gains in Beverage. Total Fragrances sales growth was principally driven by mid single-digit gains in Personal Wash and Fabric Care which were partially offset by double-digit declines in Fragrance Ingredients.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 200 bps to 56.0% in the first quarter of 2017 compared to 54.0% in the first quarter of 2016, principally driven by unfavorable manufacturing performance and price versus input costs which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in cost of goods sold was $6.0 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs in 2017 compared to $1.3 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and restructuring costs in 2016.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased compared to the prior year period to 8.4% in the first quarter of 2017 versus 8.1% in the first quarter of 2016. This increase was primarily driven by costs associated with R&D of acquired entities.
Selling and Administrative (S&A) Expenses
S&A expenses increased $16.8 million to $140.3 million or 16.9%, as a percentage of sales, in the first quarter of 2017 compared to 15.8% in the first quarter of 2016. The $16.8 million increase was principally due to costs associated with S&A expenses of acquired entities and approximately $9.8 million of expense related to a tax assessment from prior year and acquisition-related costs in 2017. Excluding the $9.8 million of tax assessment, acquisition-related and integration-related costs included in 2017 and the benefit of $1.3 million of credits related to adjustment of a legal reserve partially offset by acquisition-related costs in 2016, adjusted S&A expenses increased by $5.7 million and was 15.8% of sales in 2017 compared to 15.9% in 2016.
Restructuring and Other Charges
2017 Productivity Program
On February 15, 2017, the Company announced that it was adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, the Company expects to optimize its global footprint and simplify its organizational structures globally. In connection with this initiative, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $21-$22 million in personnel-related costs and an estimated $9-$13 million in facility-related costs, such as lease termination, and integration-related costs. In addition, the Company may incur up to $5 million of accelerated depreciation. The Company recorded $10.1 million of these charges related to personnel-related costs and lease termination costs in the first quarter of 2017, with the remainder of the personnel-related costs expected to be recognized by the end of 2017 and the other costs expected to be recognized over the following seven quarters. During 2017, the Company made payments of $2.1 million related to severance. The overall charges are split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization. Once fully implemented, the Company expects to realize annual run-rate savings of between $40 million and $45 million from this program by 2019.
2015 Severance Charges
During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that have been affected. During 2017, the Company made payments of $0.2 million related to severance. The total cost of the plan is expected to be approximately $8.8 million with the remaining charges relating principally to accelerated depreciation. The Company expects the plan to be fully completed by the second quarter of 2017.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $7.1 million in the first quarter of 2017 compared to $6.1 million in the first quarter of 2016. The increase is principally driven by the acquisitions of Fragrance Resources in 2017 and David Michael during the second half of 2016.
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

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$98,010	$91,813
Fragrances	81,700	89,237
Global expenses	(16,200)	(13,870)
Restructuring and other charges, net	(10,143)	(101)
Acquisition and related costs	(8,788)	(1,037)
Operational improvement initiative costs	(621)	(268)
Legal (charges) credits	—	1,446
Gain on sales of assets	21	2,713
Tax assessment	(5,350)	—
Integration-related costs	(1,192)	—
Operating profit	137,437	169,933
Profit margin:
Flavors	24.1%	24.6%
Fragrances	19.4%	21.7%
Consolidated	16.6%	21.7%

Flavors Segment Profit
Flavors segment profit increased to $98.0 million in the first quarter of 2017, or 24.1% as a percentage of sales, compared to $91.8 million, or 24.6% as a percentage of sales, in the comparable 2016 period. The increase principally reflects favorable volume and costs savings and productivity initiatives which were only partially offset by unfavorable price versus input costs as well as a reserve for a product liability sales allowance.
Fragrances Segment Profit
Fragrances segment profit decreased approximately 8.4% to $81.7 million in the first quarter of 2017, or 19.4% as a percentage of sales, compared to $89.2 million, or 21.7% as a percentage of sales, in the comparable 2016 period. The decrease in segment profit and profit margin was primarily due to unfavorable price versus input cost and manufacturing performance which was only partially offset by the cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2017, Global expenses were $16.2 million compared to $13.9 million during the first quarter of 2016. The increase was principally driven by lower benefits from our currency hedging program and higher deferred compensation expense.
Interest Expense
Interest expense increased slightly to $12.8 million in the first quarter of 2017 compared to $12.5 million in the 2016 period. Average cost of debt was 3.6% for the 2017 period compared to 3.9% for the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $16.4 million to $13.9 million of income in the first quarter of 2017 versus $2.6 million of expense in the comparable 2016 period. The year-over-year increase is primarily driven by the release of a currency translation adjustment (CTA) related to the liquidation of a foreign entity in 2017.
Income Taxes
The effective tax rate for the three months ended March 31, 2017 was 16.4% compared with 23.4% for the three months ended March 31, 2016. The quarter-over-quarter decrease is largely due to various discrete items (including the effect of accrual to return adjustments, certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting), a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year. Excluding the $8.5 million tax benefit associated with the pre-tax restructuring, acquisition-related, tax assessment, integration-related and operational improvement initiative costs partially offset by the tax charge associated with gains on sales of fixed assets and the non-taxable gains on foreign currency in the current quarter, the first quarter 2017 adjusted effective tax rate was 20.5%, or 300 bps lower than the first quarter 2016 adjusted effective tax rate of 23.5%. The 2016 adjusted effective tax rate excluded $0.5 million of tax charges associated with gains on sales of fixed assets and a favorable legal settlement which were only partially offset by tax benefits related to the pre-tax acquisition-related, restructuring and operational improvement initiative costs.
As a result of the adoption of ASU 2016-09, as discussed in Note 1 to our Consolidated Financial Statements, current income tax expense now includes the tax benefit of equity award vestings of $0.8 million for the three months ended March 31, 2017. In recent years, the tax benefit on these vestings was $4.5 million, $9.9 million and $5.3 million in 2014, 2015 and 2016, respectively. The majority of the 2017 benefit is expected to be recorded during the second quarter of 2017.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $300.1 million at March 31, 2017 compared to $324.0 million at December 31, 2016, of which $244.2 million of the balance at March 31, 2017 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

Cash Flows Provided By Operating Activities
Net cash from operating activities in the first three months of 2017 was $21.7 million compared to $39.9 million in the first three months of 2016. The decrease in cash from operating activities for the first three months of 2017 compared to 2016 was principally driven by higher pension and incentive compensation payments which were only partially offset by lower core working capital requirements in the 2017 period as compared to 2016 period.
Working capital (current assets less current liabilities) totaled $725.6 million at March 31, 2017, compared to $710.7 million at December 31, 2016. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $27.1 million for the three months ended March 31, 2017 compared to a decrease of approximately $4.7 million for the three months ended March 31, 2016. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first three months of 2017 used $162.2 million compared to $21.1 million in the prior year period. The increase in cash used in investing activities principally reflects the acquisition of Fragrance Resources in 2017 for approximately $138.1 million (net of cash acquired). Additions to property, plant and equipment were $26.7 million during the first three months of 2017 compared to $22.5 million in the first three months of 2016. We expect additions to property, plant and equipment will be approximately 5% of our sales (net of potential grants and other reimbursements from government authorities) in 2017.
Cash Flows Provided By Financing Activities
Net financing activities in the first three months of 2017 decreased to $113.7 million of cash inflows compared to $331.0 million of cash inflows in the first three months of 2016, principally driven by lower proceeds from debt in the 2017 period compared to the 2016 period, which included the issuance of the Euro Senior Notes - 2016.
At March 31, 2017, we had $1,552.1 million of debt outstanding compared to $1,325.4 million outstanding at December 31, 2016.
We paid dividends totaling $50.7 million in the 2017 period. We declared a cash dividend per share of $0.64 in the first quarter of 2017 that was paid on April 7, 2017 to all shareholders of record as of March 27, 2017.

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $71.7 million available under the amended repurchase program, approximately 0.5 million shares, or 0.7% of shares outstanding (based on the market price and shares outstanding as of March 31, 2017) could be repurchased under the program as of March 31, 2017. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. Based on our leverage ratios and general market interest rate expectations, we anticipate evaluating refinancing opportunities during 2017, subject to market conditions. We believe our existing cash balances are sufficient to meet our debt service requirements.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by the Company generally has terms of 90 days or less. As of March 31, 2017, there was $107.4 million of commercial paper outstanding, which had a weighted average effective interest rate of 1.14%. As of March 31, 2017, commercial paper maturities did not extend for more than 30 days. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the three months ended March 31, 2016.
We expect to contribute a total of approximately $10 million to our U.S. pension plans during 2017. During the three months ended March 31, 2017, no contributions were made to our qualified U.S. pension plans and $24.2 million contributions were made to our non-U.S. pension plans.
As of March 31, 2017, we had $102.3 million of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $847.7 million at March 31, 2017.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.25 to 1. Based on this ratio, at March 31, 2017 our covenant compliance provided overall borrowing capacity of $1,399 million.
At March 31, 2017, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2017 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.65 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

Twelve Months Ended March 31,
(DOLLARS IN MILLIONS)	2017
Net income	$402.2
Interest expense	53.3
Income taxes	105.1
Depreciation and amortization	102.6
Specified items (1)	77.5
Non-cash items (2)	16.6
Adjusted EBITDA	$757.3

(1)
Specified items for the 12 months ended March 31, 2017 of $77.5 million consist of legal charges/credits, acquisition-related costs, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

March 31,
(DOLLARS IN MILLIONS)	2017
Total debt	$1,552.1
Adjustments:
Deferred gain on interest rate swaps	(0.8)
Cash and cash equivalents	(300.1)
Net debt	$1,251.2
As discussed in Note 13 to the Consolidated Financial Statements, at March 31, 2017, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding (i) expected cost pressures in 2017, (ii) capital spending in 2017, (iii) cash flows to fund future operations and to meet debt service requirements, and (iv) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	macroeconomic trends affecting the emerging markets;

•	our ability to implement and adapt our Vision 2020 strategy;

•	our ability to successfully identify and complete acquisitions in line with our Vision 2020 strategy, and to realize the anticipated benefits of those acquisitions;

•	our ability to effectively compete in our market, and to successfully develop new and competitive products that appeal to our customers and consumers;

•	changes in consumer preferences and demand for our products or a decline in consumer confidence and spending;

•	our ability to benefit from our investments and expansion in emerging markets;

•	the impact of currency fluctuations or devaluations in the principal foreign markets in which we operate, including the devaluation of the Euro;

•	the potential adverse impact of Brexit on currency exchange rates, global economic conditions and cross-border agreements that affect our business;

•	the economic and political risks associated with our international operations, including challenging economic conditions in China and Latin America;

•	the impact of any failure of our key information technology systems or a breach of information security;

•	our ability to attract and retain talented employees;

•	our ability to comply with, and the costs associated with compliance, with U.S. and foreign environmental protection laws;

•	our ability to realize expected cost savings and efficiencies from our profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	fluctuations in the quality and availability of raw materials;

•	the impact of a disruption in our supply chain or our relationship with our suppliers;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	our ability to successfully manage our working capital and inventory balances;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on us, our operations, or our representatives by U.S. and foreign governments;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of the 2016 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted gross margin (which excludes operational initiative costs, acquisition-related costs and integration-related costs), (iii) adjusted operating profit and adjusted operating margin (which excludes legal charges/credits, acquisition-related costs, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs and tax assessments), (iv) adjusted selling and administrative expenses (which excludes acquisition-related costs, tax assessments, integration-related costs and legal charges/credits) and (v) adjusted effective tax rate (which excludes legal charges/credits, acquisition-related costs, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Reconciliation of Non-GAAP Metrics

Three Months Ended March 31, 2017

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Integration related costs (c)	Adjusted (Non-GAAP)
Gross profit	$364,666	621	5,301	88	$370,676

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Integration related costs (c)	Tax Assessment (d)	Adjusted (Non-GAAP)
Selling and administrative expenses	$140,330	(3,487)	(943)	(5,350)	$130,550

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (e)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Gain on Sale of Asset (f)	Integration related costs (c)	Tax Assessment (d)	Adjusted (Non-GAAP)
Operating profit	$137,437	10,143	621	8,788	(21)	1,192	5,350	$163,510

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (e)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Gain on Sale of Asset (f)	Integration related costs (c)	Tax Assessment (d)	CTA Realization (g)	Adjusted (Non-GAAP)
Income before taxes	$138,487	10,143	621	8,788	(21)	1,191	5,350	(12,214)	$152,345
Taxes on income (h)	$22,723	2,967	155	3,138	(7)	362	1,892	—	$31,230
Net income	$115,764	7,176	466	5,650	(14)	829	3,458	(12,214)	$121,115
____________________
(a) Represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b) Represents the amortization of inventory "step-up" related to the acquisitions of David Michael and Fragrance Resources, included in Cost of goods sold and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.
(c) Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d) Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(e) Represents severance costs related to the 2017 Productivity Program.
(f) Represents gains on sale of assets primarily in Latin America.
(g) Represents the release of CTA related to the liquidation of a foreign entity.
(h) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For the first quarter of 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Three Months Ended March 31, 2016

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	$360,209	101	268	889	361,467

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and administrative expenses	$123,543	(148)	1,446	124,841

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$169,933	101	268	1,037	(1,446)	(2,713)	167,180

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$154,896	101	268	1,037	(1,446)	(2,713)	$152,143
Taxes on income (f)	$36,293	19	67	367	(402)	(572)	$35,772
Net income	$118,603	82	201	670	(1,044)	(2,141)	$116,371
____________________
(a) Accelerated depreciation related to restructuring activities.
(b) Accelerated depreciation in Hangzhou, China.
(c) Expense related to the amortization of inventory step-up, included in Cost of goods sold, and additional transaction costs related to the acquisition of Lucas Meyer, included in Selling and administrative expenses.
(d) Amounts received related to the Spanish capital tax settlement.
(e) Principally related to gain on sale of property in Europe.
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the first quarter of 2016, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

B. Foreign Currency Reconciliation

	Three Months Ended March 31,
	2017	2016
Operating Profit:
% Change - Reported (GAAP)	(19)%	5%
Items impacting comparability (1)	17%	2%
% Change - Adjusted (Non-GAAP)	(2)%	3%
Currency Impact	5%	4%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	3%	7%
_______________________
(1) Includes $26.1 million of restructuring, acquisition-related, tax assessment, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and a benefit of $2.8 million related to gains on sales of fixed assets and a favorable legal settlement, which were only partially offset by acquisition-related, restructuring and operational improvement initiative costs for the three months ended March 31, 2017 and March 31, 2016, respectively.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2017 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

C. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2017	2016
Amortization Expense:
Fragrance Resources	$1.3	$—
David Michael	0.6	—
Lucas Meyer	1.9	2.6
Ottens Flavors	1.6	1.6

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in our 2016 Form 10-K.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other
In March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence sought an injunction and monetary damages. ZoomEssence initially sought a temporary restraining order and preliminary injunction, but the Court denied these applications in an order entered on September 27, 2013, finding that ZoomEssence had not demonstrated a likelihood of success on the merits of its claims. On November 3, 2014, ZoomEssence amended its complaint against the Company to include allegations of breach of the duty of good faith and fair dealing, fraud in the inducement, and misappropriation of confidential and proprietary information. On November 13, 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the third quarter of 2016, the Court stayed the case and directed the parties to mediate. During the fourth quarter of 2016, the parties engaged in mediation and various settlement discussions which have not resulted in a resolution of the litigation to date. The discussions among the parties have continued through the first quarter of 2017. If the case is not settled, we expect that a trial on the merits of the case will occur during 2018. Based on expert assessment of potential exposure and the status of the settlement discussions, the Company recorded an additional reserve of $50 million during 2016.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the first quarter of 2017.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2017	126,208	$117.27	126,208	$94,497,656
February 1 - 28, 2017	108,327	119.08	108,327	81,597,847
March 1 - 31, 2017	77,754	127.48	77,754	71,685,772
Total	312,289	$120.44	312,289	$71,685,772

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

Item 6.	Exhibits

31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
12	Statement re: Computation of Ratios
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	May 8, 2017	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 8, 2017	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
12	Statement re: Computation of Ratios
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase