Form 10-Q
period 2017-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2017-08-08
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of July 24, 2017: 78,975,735

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$491,386	$323,992
Trade receivables (net of allowances of $12,772 and $9,995, respectively)	665,511	550,658
Inventories: Raw materials	309,544	288,629
Work in process	17,828	13,792
Finished goods	296,390	289,596
Total Inventories	623,762	592,017
Prepaid expenses and other current assets	213,267	142,347
Total Current Assets	1,993,926	1,609,014
Property, plant and equipment, at cost	2,022,866	1,913,333
Accumulated depreciation	(1,211,040)	(1,137,617)
	811,826	775,716
Goodwill	1,145,165	1,000,123
Other intangible assets, net	426,064	365,783
Deferred income taxes	150,359	138,636
Other assets	91,535	127,712
Total Assets	$4,618,875	$4,016,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$257,873	$258,516
Accounts payable	265,900	274,815
Accrued payroll and bonus	53,833	64,357
Dividends payable	50,621	50,678
Other current liabilities	232,996	249,931
Total Current Liabilities	861,223	898,297
Long-term debt	1,636,338	1,066,855
Deferred gains	38,529	39,816
Retirement liabilities	251,154	243,407
Other liabilities	151,545	137,475
Total Other Liabilities	2,077,566	1,487,553
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of June 30, 2017 and December 31, 2016 and outstanding 78,975,563 and 79,213,037 shares as of June 30, 2017 and December 31, 2016	14,470	14,470
Capital in excess of par value	148,445	152,481
Retained earnings	3,909,200	3,818,535
Accumulated other comprehensive loss	(676,201)	(680,095)
Treasury stock, at cost - 36,882,627 shares as of June 30, 2017 and 36,645,153 shares as of December 31, 2016	(1,721,556)	(1,679,147)
Total Shareholders’ Equity	1,674,358	1,626,244
Noncontrolling interest	5,728	4,890
Total Shareholders’ Equity including noncontrolling interest	1,680,086	1,631,134
Total Liabilities and Shareholders’ Equity	$4,618,875	$4,016,984

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$842,861	$793,478	$1,671,154	$1,576,789
Cost of goods sold	468,272	427,837	931,899	850,940
Gross profit	374,589	365,641	739,255	725,849
Research and development expenses	70,320	63,252	140,031	126,637
Selling and administrative expenses	135,910	132,784	276,240	256,327
Amortization of acquisition-related intangibles	8,494	5,130	15,561	11,191
Restructuring and other charges, net	791	—	10,934	—
Gain on sales of fixed assets	(68)	(197)	(89)	(2,910)
Operating profit	159,142	164,672	296,578	334,604
Interest expense	17,556	15,060	30,363	27,539
Other (income) expense, net	(454)	(2,438)	(14,312)	118
Income before taxes	142,040	152,050	280,527	306,947
Taxes on income	32,245	35,317	54,968	71,610
Net income	109,795	116,733	225,559	235,337
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	13,347	(4,689)	10,090	9,389
(Losses) gains on derivatives qualifying as hedges	(11,768)	800	(13,519)	(9,392)
Pension and postretirement net liability	3,688	2,578	7,323	5,133
Other comprehensive income (loss)	5,267	(1,311)	3,894	5,130
Total comprehensive income	$115,062	$115,422	$229,453	$240,467

Net income per share - basic	$1.39	$1.46	$2.85	$2.94
Net income per share - diluted	$1.38	$1.46	$2.84	$2.93
Average number of shares outstanding - basic	79,072	79,764	79,088	79,809
Average number of shares outstanding - diluted	79,305	80,040	79,360	80,141
Dividends declared per share	$0.64	$0.56	$1.28	$1.12
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$225,559	$235,337
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	55,805	49,743
Deferred income taxes	1,505	16,543
Gain on disposal of assets	(89)	(2,910)
Stock-based compensation	12,893	13,774
Pension contributions	(31,557)	(39,510)
Litigation settlement	(56,000)	—
Foreign currency gain on liquidation of entity	(12,214)	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(77,580)	(70,361)
Inventories	(4,228)	(7,271)
Accounts payable	(23,479)	(29,167)
Accruals for incentive compensation	(12,316)	(2,001)
Other current payables and accrued expenses	(3,099)	13,400
Other assets	18,007	4,054
Other liabilities	(35,286)	(9,335)
Net cash provided by operating activities	57,921	172,296
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(191,304)	—
Additions to property, plant and equipment	(46,153)	(43,236)
Proceeds from life insurance contracts	1,941	—
Maturity of net investment hedges	3,016	(641)
Proceeds from disposal of assets	473	3,630
Net cash used in investing activities	(232,027)	(40,247)
Cash flows from financing activities:
Cash dividends paid to shareholders	(101,184)	(89,463)
Increase (decrease) in revolving credit facility borrowings and overdrafts	21,595	(138,142)
Deferred financing costs	(5,373)	(4,796)
Proceeds from issuance of long-term debt	498,250	555,559
Loss on pre-issuance hedges	(5,310)	(3,244)
Proceeds from issuance of stock under stock plans	329	494
Employee withholding taxes paid	(11,485)	(13,315)
Purchase of treasury stock	(53,211)	(71,714)
Net cash provided by financing activities	343,611	235,379
Effect of exchange rate changes on cash and cash equivalents	(2,111)	(9,424)
Net change in cash and cash equivalents	167,394	358,004
Cash and cash equivalents at beginning of year	323,992	181,988
Cash and cash equivalents at end of period	$491,386	$539,992
Interest paid, net of amounts capitalized	$21,817	$24,971
Income taxes paid	$50,962	$52,719
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2017 and 2016 quarters, the actual closing dates were June 30, and July 1, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform with current year presentation.
The Consolidated Statement of Comprehensive Income has been revised to properly reflect Gain on sales of fixed assets within Operating profit for the three and six months ending June 30, 2016. These amounts were previously included in Other (income) expense, net. The Consolidated Statement of Cash Flows has been revised to properly reclassify $5.4 million from Other current payables to Other assets for the six months ending June 30, 2016. This adjustment had no impact on Net cash provided from operating activities. In addition, approximately $5.4 million of expense was recorded during the first quarter of 2017 for a tax assessment relating to prior periods. These adjustments were not material to the current and previously-issued financial statements.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued amendments to the Compensation - Stock Compensation guidance which clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and should be applied retroactively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company expects the impact that this guidance will have on its Consolidated Statement of Comprehensive Income will be an increase in operating expenses of approximately $15 million and $30 million for the fiscal years 2016 and 2017, respectively.
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
In August 2016, the FASB issued authoritative guidance which requires changes to the classification of certain activities within the statement of cash flows. This guidance will be effective for annual and interim periods beginning after December 15, 2017. Early adoption will be permitted for all entities. The Company does not expect this adoption to have a significant impact on its Consolidated Statement of Cash Flows.
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company adopted this change retrospectively, resulting in a $11.5 million and $13.3 million increase to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of June 30, 2017 and 2016, respectively. In addition, the standard requires that excess tax benefits presented in the Consolidated Statement of Cash Flows be classified as an operating activity instead of a financing activity. The Company adopted this change retrospectively, resulting in a $3.2 million and $4.4 million increase to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of June 30, 2017 and 2016, respectively.
The standard also requires all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This guidance has been applied prospectively. This change resulted in a $3.2 million benefit to income tax expense for the period ended June 30, 2017. The 2016 period included a $4.2 million benefit to equity, which has not been retrospectively adjusted. The full year 2016 benefit to equity was $5.3 million. Additionally, the standard allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to be forfeited or account for forfeitures as they occur. The Company has elected to continue to account for forfeitures using an estimate of awards expected to be forfeited.
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
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The Company is evaluating the impact of the new standard, including updates to the standard that were issued by the FASB. In particular, the Company has reviewed the nature of its larger customer relationships and is in the process of reviewing the nature of potential regional variations in all aspects of its customer base regardless of size. Based on the work performed to date, the Company expects to conduct further review and analysis of certain areas that may lead to changes in the manner in which the Company recognizes revenue, including the customized nature of the product, consignment arrangements, rebates, upfront costs, shipping terms and documentation other than formal contracts. As a result, the financial statement impact has not yet been determined. The Company is also currently evaluating the method of adoption and the potential impacts to its consolidated financial statements and related disclosures.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $4.7 million for the six months ended June 30, 2017 compared to an increase of approximately $17.7 million for the six months ended June 30, 2016. The cost of participating in these programs was immaterial to our results in all periods.
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

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2017	2016	2017	2016
Basic	79,072	79,764	79,088	79,809
Assumed dilution under stock plans	233	276	272	332
Diluted	79,305	80,040	79,360	80,141
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2017. An immaterial amount of SSARs were excluded from the 2016 period.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of June 30, 2017 and 2016 was immaterial. Net income allocated to such PRSUs was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively and $0.5 million during each of the six months ended June 30, 2017 and 2016.
Note 3. Acquisitions:
2017 Activity
PowderPure
On April 7, 2017, the Company completed the acquisition of 100% of the outstanding shares of Columbia PhytoTechnology, LLC d/b/a PowderPure ("PowderPure"), a privately-held flavors company with facilities in North America. The acquisition was accounted for under the purchase method. PowderPure was acquired to expand expertise in, and product offerings of, clean label solutions within the Flavors business. The Company paid approximately $55 million including $0.3 million of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. Additionally, the Company recorded an accrual of approximately $1.4 million representing the current estimate of additional contingent consideration payable to the former owners of PowderPure. (The maximum earnout payable is $10 million upon satisfaction of certain performance metrics). The purchase price exceeded the preliminary fair value of existing net assets by approximately $46.7 million. The excess was allocated principally to identifiable intangible assets including approximately $27.5 million to proprietary technology, approximately $4.5 million to trade name and approximately $0.8 million to customer relationships, and approximately $13.9 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents the value the Company expects to achieve from its increased exposure to clean label products within the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: proprietary technology, 14 years, trade name, 14 years, and customer relationships, 4 years. The purchase price allocation is preliminary pending the finalization of the values of intangible assets, finalization of working capital and the finalization of estimated useful lives. The purchase price allocation is expected to be completed by the fourth quarter of 2017.
No pro forma financial information for 2017 and 2016 is presented as the acquisition was not material to the consolidated financial statements.
Fragrance Resources

On January 17, 2017, the Company completed the acquisition of 100% of the outstanding shares of Fragrance Resources, a privately-held fragrance company with facilities in Germany, North America, France, and China. The acquisition was accounted for under the purchase method. Fragrance Resources was acquired to strengthen the North American and German Fragrances business. The Company paid approximately Euro 142.0 million (approximately $150.5 million) including approximately Euro 13.7 million (approximately $14.5 million) of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. The purchase price exceeded the preliminary fair value of existing net assets by approximately $122.1 million. The excess was allocated principally to identifiable intangible assets including approximately $59.6 million related to customer relationships, approximately $6.1 million related to proprietary technology and trade name and approximately $79.4 million of goodwill (which is not deductible for tax purposes) and approximately $23.0 million of net deferred tax liability. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of Fragrance Resources to the Company's existing Fragrances business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years, proprietary technology, 5 years and customer relationships, 12 - 16 years. The purchase price allocation is preliminary pending the finalization of the values of intangible assets, principally customer relationships, finalization of working capital calculations and the finalization of estimated useful lives. The purchase price allocation is expected to be completed by the third quarter of 2017.
No pro forma financial information for 2017 and 2016 is presented as the acquisition was not material to the consolidated financial statements.
2016 Activity
David Michael
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael"). The acquisition was accounted for under the purchase method. David Michael was acquired to strengthen the North American flavors business. The Company paid approximately $242.6 million (including $5.1 million of cash acquired) for this acquisition, which was funded from existing resources. The preliminary purchase price allocation was updated during the first quarter of 2017, resulting in a reduction in allocation of value to customer relationships. The related reduction in amortization expense was not material to the Consolidated Statement of Comprehensive Income. The purchase price allocation was finalized during the second quarter of 2017. Additionally, during the second quarter of 2017, the Company finalized the working capital adjustment and paid an additional $0.6 million. The purchase price exceeded the fair value of existing net assets by approximately $168.7 million. The excess was allocated principally to identifiable intangible assets including approximately $50.0 million related to customer relationships, approximately $8.4 million related to proprietary technology and trade name and approximately $110.2 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of David Michael to the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years, proprietary technology, 5 years and customer relationships, 18 - 20 years.
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

The Company recorded $10.1 million and $3.1 million of charges related to personnel-related costs and lease termination costs during the first and second quarter of 2017, respectively, with the remainder of the personnel-related costs expected to be recognized by the end of 2017 and the other costs expected to be recognized over the following six quarters. The Company made payments of $2.1 million and $4.5 million related to severance in the first and second quarters of 2017, respectively. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
2015 Severance Charges

During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that were affected. During the first quarter of 2017, the Company made payments of $0.2 million related to severance. During the second quarter of 2017, the Company recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required. No further actions are expected related to these 2015 initiatives.
Changes in employee-related restructuring liabilities during the six months ended June 30, 2017, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2016	$3,277	$—	$3,277
Additional charges (reversals), net	9,984	950	10,934
Non-cash charges	—	(950)	(950)
Payments	(6,776)	—	(6,776)
Balance at June 30, 2017	$6,485	$—	$6,485
Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2017 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2016	$1,000,123
Acquisitions	93,223
Foreign exchange	15,782
Other	36,037
Balance at June 30, 2017	$1,145,165
Other above principally represents the increase to Goodwill associated with the update of certain customer relationship assumptions in the final purchase price allocation of David Michael, as disclosed in Note 3.
Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Cost
Customer relationships	$407,612	$371,270
Trade names & patents	37,817	30,679
Technological know-how	153,090	119,544
Other	24,692	24,470
Total carrying value	623,211	545,963
Accumulated Amortization
Customer relationships	(93,289)	(82,555)
Trade names & patents	(13,625)	(12,198)
Technological know-how	(71,404)	(68,292)
Other	(18,829)	(17,135)
Total accumulated amortization	(197,147)	(180,180)

Other intangible assets, net	$426,064	$365,783

Amortization
Amortization expense was $8.5 million and $5.1 million for the three months ended June 30, 2017 and 2016, respectively and $15.6 million and $11.2 million for the six months ended June 30, 2017 and 2016, respectively. Annual amortization is expected to be $34.5 million for the full year 2017, $34.5 million for the year 2018, $32.9 million for the year 2019, $32.2 million for the year 2020, $27.5 million for the year 2021 and $25.1 million for the year 2022.
Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	June 30, 2017	December 31, 2016
Senior notes - 2007 (1)	6.40%	2017-27	499,735	499,676
Senior notes - 2013 (1)	3.20%	2023	298,519	297,986
Euro Senior notes - 2016 (1)	1.75%	2024	563,981	512,764
Senior notes - 2017 (1)	4.38%	2047	492,877	—
Credit facility	1.13%	2021	28,445	—
Bank overdrafts and other			10,275	13,599
Deferred realized gains on interest rate swaps			379	1,346
			1,894,211	1,325,371
Less: Current portion of debt			(257,873)	(258,516)
			$1,636,338	$1,066,855
(1) Amount is net of unamortized discount and debt issuance costs.
On May 18, 2017, the Company issued $500.0 million face amount of 4.375% Senior Notes ("Senior Notes - 2017") due 2047 at a discount of $1.8 million. The Company received proceeds related to the issuance of these Senior Notes - 2017 of $493.9 million which was net of the $1.8 million discount and $4.4 million in underwriting fees (recorded as deferred financing costs). In addition, the Company incurred $0.9 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5.3 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 30 year term of the debt. The Senior Notes - 2017 bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The Senior Notes - 2017 will mature on June 1, 2047.
Upon 30 days’ notice to holders of the Senior Notes - 2017, the Company may redeem the Senior Notes - 2017 for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the Indenture governing the Senior Notes - 2017. However, no make-whole premium will be paid for redemptions of the Senior Notes - 2017 on or after December 1, 2046. The Indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Senior Notes - 2017 below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Senior Notes - 2017 at a price equal to 101% of the principal amount of the Senior Notes - 2017, plus accrued and unpaid interest to the date of repurchase.
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of June 30, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the six months ended June 30, 2016.
Note 7. Income Taxes:
Uncertain Tax Positions
At June 30, 2017, the Company had $17.6 million of unrecognized tax benefits recorded in Other liabilities and $5.9 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2017, the Company had accrued interest and penalties of $1.7 million classified in Other liabilities and $0.5 million in Other current liabilities.

As of June 30, 2017, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $25.7 million associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
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
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2017 was 22.7% compared with 23.2% for the three months ended June 30, 2016. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year. The effective tax rate for the six months ended June 30, 2017 was 19.6% compared with 23.3% for the six months ended June 30, 2016. The year-over-year decrease was primarily due to various items (including certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting), a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year.

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
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Equity-based awards	$7,074	$7,844	$12,893	$13,774
Liability-based awards	1,298	1,739	3,051	2,332
Total stock-based compensation expense	8,372	9,583	15,944	16,106
Less: tax benefit	(2,336)	(2,816)	(4,549)	(4,789)
Total stock-based compensation expense, after tax	$6,036	$6,767	$11,395	$11,317
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

Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Net sales:
Flavors	$414,323	$379,504	$820,487	$752,012
Fragrances	428,538	413,974	850,667	824,777
Consolidated	$842,861	$793,478	$1,671,154	$1,576,789
Segment profit:
Flavors	$100,338	$90,337	$198,346	$182,151
Fragrances	84,860	87,596	166,557	176,833
Global expenses	(13,398)	(12,268)	(29,594)	(26,141)
Restructuring and other charges, net (1)	(791)	(182)	(10,934)	(283)
Acquisition-related costs (2)	(6,278)	(213)	(15,066)	(1,249)
Operational improvement initiative costs (3)	(445)	(831)	(1,066)	(1,099)
Legal (charges) credits (4)	(1,000)	36	(1,000)	1,482
Gain on sales of assets (5)	68	197	89	2,910
Tax assessment (6)	19	—	(5,331)	—
Integration-related costs (7)	(731)	—	(1,923)	—
FDA mandated product recall (8)	(3,500)	—	(3,500)	—
Operating profit	159,142	164,672	296,578	334,604
Interest expense	(17,556)	(15,060)	(30,363)	(27,539)
Other income (expense)	454	2,438	14,312	(118)
Income before taxes	$142,040	$152,050	$280,527	$306,947

(1)	In 2017, charges represent severance costs related to the 2017 Productivity Program. In 2016, charges relate to accelerated depreciation which were recorded in Cost of goods sold.

(2)
Represents transaction costs related to the acquisitions of Fragrance Resources and PowderPure as well as the amortization of inventory "step-up" related to David Michael, Fragrance Resources and PowderPure in the 2017 period and expense related to the amortization of inventory "step-up" and additional transaction costs related to the acquisition of Lucas Meyer in the 2016 period.

(3)	Represents accelerated depreciation in Hangzhou, China in both the 2017 and 2016 periods.

(4)	Represents additional charges related to litigation settlement in 2017 and income receivable from the Spanish government related to the Spanish capital tax case in 2016.

(5)	Represents gains on sale of assets in Latin America in the 2017 period and in Europe in the 2016 period.

(6)	Represents the reserve for a tax assessment related to commercial rent for prior periods.

(7)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions in the 2017 period.

(8)
Represents an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall of consumer products as a result of raw material received and identified by the Company as containing contamination. (As discussed in Note 13, the sales value of the recalled products was reserved in the first quarter of 2017). While the Company does not believe that any of the affected raw material was included in its finished products delivered to the customer, as the delivered product included raw material of the same vendor lot that tested positive, the FDA, after being notified by the Company, initiated a recall of all consumer products including raw material from the affected vendor lot due to the potential for product contamination.

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended June 30, 2017 and 2016 were $244 million and $185 million, respectively and for the six months ended June 30, 2017 and 2016 were $449 million and $365 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2017 and 2016 were $599 million and $608 million, respectively and for the six months ended June 30, 2017 and 2016 were $1,222 million and $1,212 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$698	$772	$1,395	$1,543
Interest cost on projected benefit obligation	4,561	6,006	9,122	12,013
Expected return on plan assets	(9,246)	(8,070)	(18,492)	(16,139)
Net amortization and deferrals	1,793	1,385	3,585	2,772
Net periodic benefit cost	(2,194)	93	(4,390)	189
Defined contribution and other retirement plans	2,524	2,211	4,779	4,612
Total expense	$330	$2,304	$389	$4,801

Non-U.S. Plans	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$5,610	$3,863	$11,220	$7,638
Interest cost on projected benefit obligation	3,911	6,372	7,822	12,737
Expected return on plan assets	(12,334)	(11,985)	(24,668)	(23,934)
Net amortization and deferrals	3,988	3,286	7,977	6,550
Net periodic benefit cost	1,175	1,536	2,351	2,991
Defined contribution and other retirement plans	1,616	1,763	2,913	3,470
Total expense	$2,791	$3,299	$5,264	$6,461
The Company expects to contribute a total of approximately $2 - $10 million to its U.S. pension plans during 2017. During the six months ended June 30, 2017, no contributions were made to the qualified U.S. pension plans, $29.3 million of contributions were made to the non-U.S. pension plans and $2.2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

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
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$221	$214	$442	$429
Interest cost on projected benefit obligation	588	787	1,176	1,574
Net amortization and deferrals	(1,046)	(1,355)	(2,092)	(2,710)
Total postretirement benefit income	$(237)	$(354)	$(474)	$(707)
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2017. In the six months ended June 30, 2017, $2.2 million of contributions were made.

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
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2017.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017		December 31, 2016
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (1)	$491,386	$491,386	$323,992	$323,992
Credit facilities and bank overdrafts (2)	38,720	38,720	13,599	13,599
Long-term debt: (3)
Senior notes - 2007	499,735	551,713	499,676	556,222
Senior notes - 2013	298,519	306,361	297,986	302,376
Euro Senior notes - 2016	563,981	611,397	512,764	546,006
Senior notes - 2017	492,877	511,789	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Ten of these forward currency contracts matured during the six months ended June 30, 2017.

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
The Company has entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and six months ended June 30, 2017.
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
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The various hedge instruments were settled upon issuance of the debt on May 18, 2017 and resulted in a loss of approximately $5.3 million. As discussed in Note 6, the loss is being amortized as interest expense over the life of the Senior Notes - 2017.
The effective portions of cash flow hedges are recorded in OCI as a component of Losses/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2017 and December 31, 2016:

(DOLLARS IN THOUSANDS)	June 30, 2017	December 31, 2016
Foreign currency contracts	$687,437	$527,500
Interest rate swaps	350,000	412,500

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$927	$8,055	$8,982
	$927	$8,055	$8,982
Derivative liabilities (b)
Foreign currency contracts	$7,020	$8,852	$15,872
Interest rate swaps	158	—	158
	$7,178	$8,852	$16,030

	December 31, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$13,765	$7,737	$21,502
Interest rate swaps	335	—	335
	$14,100	$7,737	$21,837
Derivative liabilities (b)
Foreign currency contracts	$46	$2,209	$2,255
Interest rate swaps	725	—	725
	$771	$2,209	$2,980

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended June 30,
	2017	2016
Foreign currency contracts	$(3,054)	$1,395	Other (income) expense, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
	2017	2016
Foreign currency contracts	$(13,181)	$(3,548)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(6,328)	$612	Cost of goods sold	$1,789	$2,736
Interest rate swaps (1)	(5,439)	171	Interest expense	(186)	(171)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(2,082)	1,934	N/A	—	—
Euro Senior notes - 2016	(19,780)	9,649	N/A	—	—
Total	$(33,629)	$12,366		$1,603	$2,565

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(9,276)	$(6,391)	Cost of goods sold	$2,247	$5,352
Interest rate swaps (1)	(4,243)	(3,001)	Interest expense	(357)	(257)

Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(3,128)	(470)	N/A	—	—
Euro Senior notes - 2016	(31,189)	9,649	N/A	—	—
Total	$(47,836)	$(213)		$1,890	$5,095

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow or net investment hedges during the three and six months ended June 30, 2017 and 2016.
The Company expects that approximately $2.9 million (net of tax) of derivative gains included in AOCI at June 30, 2017, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)	$7,604	$(335,674)	$(680,095)
OCI before reclassifications	22,304	(11,629)	—	10,675
Amounts reclassified from AOCI	(12,214)	(1,890)	7,323	(6,781)
Net current period other comprehensive income (loss)	10,090	(13,519)	7,323	3,894
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2017	$(341,935)	$(5,915)	$(328,351)	$(676,201)

	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	9,389	(4,297)	—	5,092
Amounts reclassified from AOCI	—	(5,095)	5,133	38
Net current period other comprehensive income (loss)	9,389	(9,392)	5,133	5,130
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2016	$(288,110)	$9	$(320,209)	$(608,310)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$2,568	$6,117	Cost of goods sold
Interest rate swaps	(357)	(257)	Interest expense
	(321)	(765)	Provision for income taxes
	$1,890	$5,095	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$(3,512)	$3,735	(a)
Actuarial losses	(12,982)	(10,347)	(a)
	9,171	1,479	Provision for income taxes
	$(7,323)	$(5,133)	Total, net of income taxes

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
At June 30, 2017, we had total bank guarantees and standby letters of credit of approximately $37.1 million with various financial institutions. Included in the above aggregate amount is a total of $15.9 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2017.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.2 million as of June 30, 2017.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At June 30, 2017, we had available lines of credit (in addition to the $921.6 million of capacity under the Credit Facility discussed in Note 9 of our 2016 Form 10-K) of approximately $75.0 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of June 30, 2017.
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
The net book value of the existing plant was approximately $67 million as of June 30, 2017.
Zhejiang Ingredients plant
The Company has received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. The Company is in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. The Company expects to conclude discussions with the Government in 2017. The net book value of the current plant was approximately $25 million as of June 30, 2017. Depending upon the ultimate outcome of the discussions with the Chinese government, between $0-25 million of the remaining net book value may be subject to accelerated depreciation.
Total China Operations
The total carrying value of our six existing plants in China (two of which are currently under construction) was approximately $139 million as of June 30, 2017.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, we believe we have valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, we are required to, and have provided, bank guarantees and pledged assets in the aggregate amount of $31.1 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
As previously disclosed, in March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence sought an injunction and monetary damages. In November 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the second quarter of 2017, the Company and ZoomEssence mutually agreed to settle all claims and counterclaims. The parties agreed to dismiss their claims against one another, with prejudice and without any admission of liability or wrongful conduct, to avoid any further expense and disruption from the litigation. The complaint was dismissed, with prejudice, on July 5, 2017. Under the settlement agreement, the Company made a one-time payment to ZoomEssence of $56 million during the second quarter of 2017 and the parties exchanged full mutual releases. Accordingly, the Company recorded an additional charge of $1 million during the second quarter of 2017.
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. As previously disclosed, in the first quarter of 2017, the Company was made aware of a claim for product that was subject to a product recall. As of June 30, 2017, the Company had recorded a total charge of approximately $5.3 million with respect to this claim. In addition to the charge of $1.8 million recorded in the first quarter of 2017, an additional $3.5 million was recorded during the second quarter of 2017. The second quarter charge reflects additional information on specific volumes of affected products, which information became available in the second quarter of 2017. This amount principally represents an accrual for the claim based on management's best estimate of volumes of customer products subject to the recall. Additionally, appropriate reserves have been established for all remaining inventory at the Company's manufacturing site. While it is probable that the Company will incur additional losses related to this claim, the amount of the ultimate claim that will be paid is not currently estimable as the following information is not yet available: details as to the amount of product that will ultimately be returned and the customer’s direct manufacturing and other production costs; costs related to the customer’s recall efforts; costs to dispose of defective product; and other claims that the customer may make. While it is not currently possible to estimate the amount of losses, such losses when recorded will affect income from operations in future individual quarters. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition. Separately, the Company expects to pursue reimbursement of all or a portion of costs, once incurred, from insurance and/or the supplier; however, the nature, timing and amount of any such reimbursement cannot be determined at this time.
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible estimable losses in excess of any accrued liabilities is $0 to approximately $8 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
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

2017 Overview
Net sales during the second quarter of 2017 increased 6% on a reported basis and 8% on a currency neutral basis (which excludes the effects of changes in currency) versus the 2016 period, with the effect of acquisitions contributing approximately 6% to both reported and currency neutral growth rates. Sales growth, excluding acquisitions, reflects new win performance (net of losses) partially offset by volume declines on existing business in both Flavors and Fragrances.
Exchange rate fluctuations had a 200 basis point (bps) unfavorable impact on net sales for the second quarter, due to the strengthening of the U.S. dollar. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased year-over-year to 44.4% in the second quarter of 2017 from 46.1% in the 2016 period, driven primarily by unfavorable price versus input costs and weaker sales mix which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in the second quarter of 2017 were $9.6 million of acquisition-related amortization of inventory "step-up" costs, costs associated with product recalls, operational improvement initiative and integration-related costs compared to $1.0 million of operational improvement initiative and restructuring costs included in the second quarter of 2016. Excluding these items, gross margin decreased 60 bps compared to the prior year period. The overall raw material cost base continues to be relatively stable, but upward trending. We believe that we will continue to see higher prices in 2017 on certain categories (such as vanilla and citrus) and to a lesser extent oil-based derivatives. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the second quarter of 2017 increased approximately 6%. We continued to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in three of our four regions and all four of our Flavors end-use product categories. Sales growth excluding acquisitions was driven by new win performance partially offset by volume declines on existing business in both Flavors and Fragrances. Flavors achieved reported sales growth of 9% and currency neutral growth of 11%, with the effect of acquisitions contributing approximately 7% to both reported and currency neutral growth rates. Fragrances achieved reported sales growth of 4% and currency neutral sales growth of 5%, with the effect of acquisitions contributing approximately 4% to both reported and currency neutral growth rates. Additionally, Fragrance Ingredients sales were up 7% on a reported basis and 9% on a currency neutral basis. Overall, our second quarter 2017 results reflected flat sales growth from emerging markets and 3% growth from developed markets which each represented 50% of total sales. From a geographic perspective, for the second quarter of 2017, North America (NOAM), Europe, Africa and the Middle East (EAME) and Latin America (LA) all delivered sales growth, led by NOAM with 19%. Greater Asia (GA) sales declined 3%.
Operating profit
Operating profit decreased $5.5 million to $159.1 million (18.9% of sales) in the 2017 second quarter compared to $164.7 million (20.8% of sales) in the comparable 2016 period. The second quarter of 2017 included $12.7 million of acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets compared to $1.0 million of acquisition-related, restructuring and operational improvement initiative costs which were partially offset by gains on sales of fixed assets and a favorable legal settlement in the prior year period. Excluding these charges, adjusted operating profit was $171.8 million (20.4% of sales) for the second quarter of 2017, an increase from $165.7 million (20.9% of sales) for the second quarter of 2016. Foreign currency changes had a 2.5% unfavorable impact on operating profit in the 2017 period compared to no impact on operating profit in the 2016 period versus the 2015 period.
Other (income) expense, net
Other (income) expense, net decreased $2.0 million to $0.5 million of income in the second quarter of 2017 compared to $2.4 million of income in the second quarter of 2016. The year-over-year decrease was primarily driven by unfavorable year-over-year foreign exchange gains/(losses) in 2017.
Net income
Net income decreased by $6.9 million quarter-over-quarter to $109.8 million for the second quarter of 2017, driven by the factors discussed above.

Cash flows
Cash flows from operations for the six months ended June 30, 2017 were $57.9 million or 7.0% of sales, compared to $172.3 million or 22.0% of sales for the six months ended June 30, 2016. The decrease in cash flows from operations in 2017 was principally driven by payment of a litigation settlement of $56 million (as discussed in Note 13 to the Consolidated Financial Statements), lower net income and higher incentive compensation payments for the 2017 period as compared to the 2016 period.
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2017	2016	Change	2017	2016	Change
Net sales	$842,861	$793,478	6%	$1,671,154	$1,576,789	6%
Cost of goods sold	468,272	427,837	9%	931,899	850,940	10%
Gross profit	374,589	365,641		739,255	725,849
Research and development (R&D) expenses	70,320	63,252	11%	140,031	126,637	11%
Selling and administrative (S&A) expenses	135,910	132,784	2%	276,240	256,327	8%
Amortization of acquisition-related intangibles	8,494	5,130	66%	15,561	11,191	39%
Restructuring and other charges, net	791	—	100%	10,934	—	100%
Gain on sales of fixed assets	(68)	(197)	(65)%	(89)	(2,910)	(97)%
Operating profit	159,142	164,672		296,578	334,604
Interest expense	17,556	15,060	17%	30,363	27,539	10%
Other (income) expense	(454)	(2,438)	(81)%	(14,312)	118	(12,229)%
Income before taxes	142,040	152,050		280,527	306,947
Taxes on income	32,245	35,317	(9)%	54,968	71,610	(23)%
Net income	$109,795	$116,733	(6)%	$225,559	$235,337	(4)%
Diluted EPS	$1.38	$1.46	(5)%	$2.84	$2.93	(3)%
Gross margin	44.4%	46.1%	(170)	44.2%	46.0%	(180)
R&D as a percentage of sales	8.3%	8.0%	30	8.4%	8.0%	40
S&A as a percentage of sales	16.1%	16.7%	(60)	16.5%	16.3%	20
Operating margin	18.9%	20.8%	(190)	17.7%	21.2%	(350)
Adjusted operating margin (1)	20.4%	20.9%	(50)	20.1%	21.1%	(100)
Effective tax rate	22.7%	23.2%	(50)	19.6%	23.3%	(370)
Segment net sales
Flavors	$414,323	$379,504	9%	$820,487	$752,012	9%
Fragrances	428,538	413,974	4%	850,667	824,777	3%
Consolidated	$842,861	$793,478		$1,671,154	$1,576,789

(1)
Adjusted operating margin excludes $12.7 million consisting of acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets for the three months ended June 30, 2017 and excludes $1.0 million related to operational improvement initiative, acquisition-relation and restructuring costs which were partially offset by gains on sales of fixed assets and a favorable legal settlement for the three months ended June 30, 2016. For the six months ended June 30, 2017 adjusted operating margin excludes $38.7 million consisting of acquisition-related costs, costs associated with product recalls, tax assessment, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and excludes a benefit of $1.8 million related to gains on sales of fixed assets and a favorable legal settlement, which were only partially offset by acquisition-related, operational improvement initiative and restructuring costs for the six months ended June 30, 2016. See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

SECOND QUARTER 2017 IN COMPARISON TO SECOND QUARTER 2016
Sales
Sales for the second quarter of 2017 totaled $842.9 million, an increase of 6% from the prior year quarter. On a currency neutral basis sales increased 8%. Sales growth reflected new win performance partially offset by volume declines on existing business in both Flavors and Fragrances. On both a reported and currency neutral basis, acquisitions accounted for approximately 6% of the net sales growth.
Flavors Business Unit
Flavors reported sales increased 9% from the prior year period while currency neutral sales increased 11% during the second quarter of 2017 compared to the 2016 period. Acquisitions accounted for approximately 7% of the net sales growth on a reported basis and approximately 8% on a currency neutral basis. Sales growth excluding acquisitions reflected new win performance which was partially offset by volume declines on existing business. Overall growth was primarily driven by low single-digit growth in all four Flavors end-use categories. The Flavors business delivered sales growth in NOAM, LA and EAME, led by NOAM, and experienced sales declines in GA. Sales in NOAM, which included the impact of acquisitions, were led by high single-digit growth in Savory. LA sales were led by double-digit gains in Savory and Sweet and high single-digit gains in Beverage. Sales in EAME were driven by high single-digit gains in Dairy and mid single-digit gains in Beverage and Sweet. GA sales declines were driven by mid to high single-digit declines in Sweet and Dairy.
Fragrances Business Unit
Fragrances sales increased 4% on a reported basis and 5% on a currency neutral basis for the second quarter of 2017 compared to the second quarter of 2016. Acquisitions accounted for approximately 4% of both reported and currency neutral sales growth. Excluding the effect of acquisitions, reported sales were flat reflecting new win performance offset by volume declines on existing business. Net sales reflected double-digit growth in Fine Fragrances and high single-digit growth in Fragrance Ingredients which were offset by double-digit declines in Hair Care and high single-digit declines in Toiletries.
Sales Performance by Region and Category

		% Change in Sales - Second Quarter 2017 vs. Second Quarter 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	12%	7%	2%	7%	30%	19%
EAME	Reported	15%	4%	8%	8%	2%	6%
	Currency Neutral (1)	19%	8%	11%	12%	9%	11%
LA	Reported	-5%	-5%	35%	-2%	13%	3%
	Currency Neutral (1)	-7%	-6%	34%	-4%	11%	1%
GA	Reported	23%	-3%	1%	-2%	-3%	-3%
	Currency Neutral (1)	25%	-2%	3%	-1%	-2%	-1%
Total	Reported	10%	0%	7%	4%	9%	6%
	Currency Neutral (1)	11%	1%	9%	5%	11%	8%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth, which included the impact of acquisitions, primarily reflected low single-digit growth in all four end-use categories. Total Fragrances sales growth reflected double-digit gains in Fine Fragrances, mid to high single-digit gains in Fabric Care and Home Care and low single-digit gains in Fragrance Ingredients, which were only partially offset by double-digit declines in Hair Care.

•
EAME Flavors sales experienced high single-digit gains in Dairy and mid single-digit gains in Beverage and Sweet. Total Fragrances sales growth was driven mainly by double-digit growth in Fine Fragrances as well as high single-digit growth in Fragrance Ingredients and low single-digit growth in Fabric Care which more than offset double-digit declines in Toiletries and high single-digit declines in Hair Care.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Sweet and high single-digit gains in Beverage. Total Fragrances sales declines reflected double-digit gains in Fragrance Ingredients, which were more than offset by double-digit declines in Personal Wash and Hair Care as well as high single-digit declines in Fine Fragrances and mid to low single-digit declines in Home Care and Fabric Care.

•
GA Flavors sales declines were driven by mid to high single-digit declines in Sweet and Dairy. Total Fragrances sales declines were principally driven by double-digit gains in Fine Fragrances and low single-digit gains in Fragrance Ingredients which were more than offset by double-digit declines in Personal Wash and Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 170 bps to 55.6% in the second quarter of 2017 compared to 53.9% in the second quarter of 2016, principally driven by unfavorable price versus input costs and manufacturing performance which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in cost of goods sold were $9.6 million of acquisition-related amortization of inventory "step-up" costs, costs associated with product recalls, operational improvement initiative and integration-related costs in 2017 compared to $1.0 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and restructuring costs in 2016.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased slightly compared to the prior year period to 8.3% in the second quarter of 2017 versus 8.0% in the second quarter of 2016. This increase was primarily driven by costs associated with R&D of acquired entities.
Selling and Administrative (S&A) Expenses
S&A expenses increased $3.1 million to $135.9 million or 16.1%, as a percentage of sales, in the second quarter of 2017 compared to $132.8 million or 16.7%, as a percentage of sales, in the second quarter of 2016. The $3.1 million increase was principally due to costs associated with S&A expenses of acquired entities and approximately $2.2 million of legal charges, acquisition-related and integration-related costs in 2017. Excluding the $2.2 million included in 2017 and $0.2 million of acquisition-related costs which were only partially offset by credits related to adjustment of a legal reserve in 2016, adjusted S&A expenses increased by $1.1 million and was 15.9% of sales in 2017 compared to 16.7% of sales in 2016.
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
During the second quarter of 2017, the Company recorded $3.1 million of charges related to personnel-related costs and lease termination costs, with the remainder of the personnel-related costs expected to be recognized by the end of 2017 and the other costs expected to be recognized over the following six quarters. During the second quarter of 2017, the Company made payments of $4.5 million related to severance. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization. Once fully implemented, the Company expects to realize annual run-rate savings of between $40 million and $45 million from this program by 2019.
2015 Severance Charges
During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that were affected. During the second quarter of 2017, the Company recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required. No further actions are expected related to these 2015 initiatives.

Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $8.5 million in the second quarter of 2017 compared to $5.1 million in the second quarter of 2016. The increase was principally driven by the acquisitions of Fragrance Resources and PowderPure in 2017 and David Michael during the second half of 2016.
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

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$100,338	$90,337
Fragrances	84,860	87,596
Global expenses	(13,398)	(12,268)
Restructuring and other charges, net	(791)	(182)
Acquisition and related costs	(6,278)	(213)
Operational improvement initiative costs	(445)	(831)
Legal (charges) credits	(1,000)	36
Gain on sales of assets	68	197
Tax assessment	19	—
Integration-related costs	(731)	—
FDA mandated product recall	(3,500)	—
Operating profit	159,142	164,672
Profit margin:
Flavors	24.2%	23.8%
Fragrances	19.8%	21.2%
Consolidated	18.9%	20.8%

Flavors Segment Profit
Flavors segment profit increased to $100.3 million in the second quarter of 2017, or 24.2% as a percentage of sales, compared to $90.3 million, or 23.8% as a percentage of sales, in the comparable 2016 period. The increase principally reflected favorable volume and costs savings and productivity initiatives which were only partially offset by unfavorable manufacturing variances and mix.
Fragrances Segment Profit
Fragrances segment profit decreased approximately 3.1% to $84.9 million in the second quarter of 2017, or 19.8% as a percentage of sales, compared to $87.6 million, or 21.2% as a percentage of sales, in the comparable 2016 period. The decrease in segment profit and profit margin was primarily due to unfavorable price versus input cost and the impact from acquisitions which was only partially offset by the cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2017, Global expenses were $13.4 million compared to $12.3 million during the second quarter of 2016. The increase was principally driven by lower benefits from our currency hedging program and higher incentive compensation expense.

Interest Expense
Interest expense increased to $17.6 million in the second quarter of 2017 compared to $15.1 million in the 2016 period reflecting the issuance of the Senior Notes - 2017. Average cost of debt was 4.1% for the 2017 period compared to 4.0% for the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net decreased by approximately $2.0 million to $0.5 million of income in the second quarter of 2017 versus $2.4 million of income in the comparable 2016 period. The year-over-year decrease was primarily driven by unfavorable year-over-year foreign exchange gains/(losses) in 2017.
Income Taxes
The effective tax rate for the three months ended June 30, 2017 was 22.7% compared with 23.2% for the three months ended June 30, 2016. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year. Excluding $3.3 million of benefits associated with the pre-tax acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as partially offset by the tax charge associated with gains on sales of fixed assets in the current quarter, the second quarter 2017 adjusted effective tax rate was 23.0%, or 10 bps lower than the second quarter 2016 adjusted effective tax rate of 23.1%. The 2016 adjusted effective tax rate excluded $0.1 million of tax benefit associated with restructuring and operational improvement initiative costs which were only partially offset by tax charges associated with acquisition related costs and gains on the sales of fixed assets and a favorable legal settlement.
As a result of the adoption of ASU 2016-09, as discussed in Note 1 to our Consolidated Financial Statements, current income tax expense now includes the tax benefit of equity award vestings of $2.4 million for the three months ended June 30, 2017.

FIRST SIX MONTHS 2017 IN COMPARISON TO FIRST SIX MONTHS 2016
Sales
Sales for the first six months of 2017 totaled $1,671.2 million, an increase of 6% from the 2016 period. On a currency neutral basis sales increased 7%. Sales growth reflected new win performance partially offset by volume declines on existing business in both Flavors and Fragrances and unfavorable pricing in Fragrances. On both a reported and currency neutral basis, acquisitions accounted for approximately 5% of the net sales growth.
Flavors Business Unit
Flavors sales increased 9% on a reported basis and increased 11% on a currency neutral basis during the first six months of 2017 compared to the 2016 period. Acquisitions accounted for approximately 7% of the net sales growth on both a reported and currency neutral basis. Sales growth excluding acquisitions reflected new win performance which was partially offset by volume declines on existing business. Overall growth was primarily driven by low to high single-digit growth in all four end-use categories. The Flavors business delivered sales growth in NOAM, LA and EAME, led by NOAM, and experienced declines in GA. Sales growth in NOAM, which included the impact of acquisitions, were led by double-digit growth in Savory and Dairy. LA sales growth was led by double-digit gains in Savory and Dairy and high single-digit gains in Sweet. Sales in EAME were driven by mid to high single-digit gains in Savory and Sweet. GA sales experienced mid single-digit gains in Beverage which were more than offset by high single-digit declines in Dairy and low single-digit declines in Sweet.
Fragrances Business Unit
Fragrances sales increased 3% on a reported basis and 4% on a currency neutral basis for the first six months of 2017 compared to the 2016 period. Acquisitions accounted for approximately 4% of both reported and currency neutral sales growth. Excluding the effect of acquisitions, reported sales declines reflected new win performance which was more than offset by volume declines on existing business and unfavorable price versus input costs. Net sales reflected double-digit gains in Fine Fragrances, mid single-digit gains in Fragrance Ingredients and low single-digit growth in Fabric Care which were more than offset by double-digit declines in Hair Care and mid single-digit declines in Toiletries and Personal Wash.

Sales Performance by Region and Category

		% Change in Sales - First Six Months 2017 vs. First Six Months 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	10%	6%	-4%	4%	28%	17%
EAME	Reported	18%	4%	10%	10%	1%	6%
	Currency Neutral (1)	22%	8%	13%	13%	7%	11%
LA	Reported	-9%	-7%	25%	-5%	11%	0%
	Currency Neutral (1)	-14%	-7%	24%	-7%	8%	-1%
GA	Reported	18%	0%	-6%	0%	-1%	0%
	Currency Neutral (1)	20%	1%	-4%	1%	0%	0%
Total	Reported	10%	1%	4%	3%	9%	6%
	Currency Neutral (1)	11%	2%	5%	4%	11%	7%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth, which included the impact of acquisitions, were led by double-digit growth in Savory and Dairy. Total Fragrances sales growth, which included the impact of acquisitions, reflected double-digit gains in Fine Fragrances and mid to high single-digit growth in Home Care and Fabric Care, which was partially offset by mid single-digit declines in Fragrance Ingredients.

•
EAME Flavors sales experienced mid to high single-digit gains in Savory and Sweet. Total Fragrances sales growth, which included the impact of acquisitions, was driven mainly by double-digit growth in Fine Fragrances and Fragrance Ingredients as well as mid single-digit growth in Home Care.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Dairy and high single-digit gains in Sweet. Total Fragrances sales declines reflected double-digit gains in Fragrance Ingredients, which were more than offset by double-digit declines in Hair Care and Personal Wash and low to high single-digit declines in Fabric Care and Home Care.

•
GA Flavors sales declines were driven by mid single-digit gains in Beverage which were more than offset by high single-digit declines in Dairy and low single-digit declines in Sweet. Total Fragrances flat sales growth principally reflected double-digit gains in Fine Fragrances and low single-digit growth in Fabric Care which were offset by mid single-digit declines in Fragrance Ingredients, Hair Care and Personal Wash.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 180 bps to 55.8% in the first six months of 2017 compared to 54.0% in the 2016 period, principally driven by unfavorable manufacturing performance and price versus input costs which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in cost of goods sold were $15.7 million of acquisition-related amortization of inventory "step-up", costs associated with product recalls, operational improvement initiative and integration-related costs in 2017 compared to $2.3 million of acquisition-related amortization of inventory "step-up", operational improvement initiative and restructuring costs in 2016.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased compared to the prior year period to 8.4% in the first six months of 2017 versus 8.0% in the 2016 period. This increase was primarily driven by costs associated with R&D of acquired entities.
Selling and Administrative (S&A) Expenses
S&A expenses increased $19.9 million to $276.2 million or 16.5%, as a percentage of sales, in the first six months of 2017 compared to 16.3% in the 2016 period. The $19.9 million increase was principally due to costs associated with S&A expenses of acquired entities and approximately $12.0 million of expense related to a tax assessment from prior year, legal charges and acquisition-related and integration-related costs in 2017. Excluding the $12.0 million included in 2017 and the benefit of $1.1 million of credits related to legal credits which were only partially offset by acquisition-related costs in 2016, adjusted S&A expenses increased by $6.8 million and was 15.8% of sales in 2017 compared to 16.3% in 2016.

Restructuring and Other Charges
2017 Productivity Program
During the first six months of 2017, the Company recorded charges of $13.2 million related to personnel-related costs and lease termination costs and made payments of $6.8 million related to severance. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization. Once fully implemented, the Company expects to realize annual run-rate savings of between $40 million and $45 million from this program by 2019.
2015 Severance Charges
During the first six months of 2017, the Company made payments of $0.2 million related to severance and recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required. No further actions are expected related to these 2015 initiatives.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $15.6 million in the first six months of 2017 compared to $11.2 million in the 2016 period. The increase was principally driven by the acquisitions of Fragrance Resources and PowderPure in 2017 and David Michael during the second half of 2016.
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

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$198,346	$182,151
Fragrances	166,557	176,833
Global expenses	(29,594)	(26,141)
Restructuring and other charges, net	(10,934)	(283)
Acquisition and related costs	(15,066)	(1,249)
Operational improvement initiative costs	(1,066)	(1,099)
Legal (charges) credits	(1,000)	1,482
Gain on sales of assets	89	2,910
Tax assessment	(5,331)	—
Integration-related costs	(1,923)	—
FDA mandated product recall	(3,500)	—
Operating profit	296,578	334,604
Profit margin:
Flavors	24.2%	24.2%
Fragrances	19.6%	21.4%
Consolidated	17.7%	21.2%

Flavors Segment Profit
Flavors segment profit increased to $198.3 million in the first six months of 2017, or 24.2% as a percentage of sales, compared to $182.2 million, or 24.2% as a percentage of sales, in the comparable 2016 period. The increase in segment profit principally reflected favorable volume and costs savings and productivity initiatives which were only partially offset by unfavorable price versus input costs as well as a reserve for a product liability sales allowance.

Fragrances Segment Profit
Fragrances segment profit decreased to $166.6 million in the first six months of 2017, or 19.6% as a percentage of sales, compared to $176.8 million, or 21.4% as a percentage of sales, in the comparable 2016 period. The decrease in segment profit and profit margin was primarily due to unfavorable price versus input cost and the impact of acquisitions which was only partially offset by the cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2017, Global expenses were $29.6 million compared to $26.1 million during the first six months of 2016. The increase was principally driven by lower benefits from our currency hedging program and slightly higher incentive compensation expense.
Interest Expense
Interest expense increased to $30.4 million in the first six months of 2017 compared to $27.5 million in the 2016 period reflecting the issuance of the Senior Notes - 2017. Average cost of debt was 3.8% for the 2017 period compared to 3.9% for the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $14.4 million to $14.3 million of income in the first six months of 2017 versus $0.1 million of expense in the comparable 2016 period. The year-over-year increase was primarily driven by the release of a currency translation adjustment (CTA) of $12.2 million related to the liquidation of a foreign entity in 2017.
Income Taxes
The effective tax rate for the six months ended June 30, 2017 was 19.6% compared with 23.3% for the six months ended June 30, 2016. The year-over-year decrease was primarily due to various items (including certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting), a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year. Excluding $11.8 million of tax benefits associated with pre-tax restructuring, acquisition-related, product liability, integration-related and operational improvement initiative costs as well as a tax assessment which were only partially offset by the tax charge associated with gains on sales of fixed assets and the non-taxable gains on foreign currency in the first quarter, the first six months 2017 adjusted effective tax rate was 21.8%, or 150 bps lower than the first six months 2016 adjusted effective tax rate of 23.3%. The 2016 adjusted effective tax rate excluded $0.5 million of tax charges associated with gains on sales of fixed assets and a favorable legal settlement which were only partially offset by tax benefits related to the pre-tax acquisition-related, restructuring and operational improvement initiative costs.
As a result of the adoption of ASU 2016-09, as discussed in Note 1 to our Consolidated Financial Statements, current income tax expense now includes the tax benefit of equity award vestings of $3.2 million for the six months ended June 30, 2017. In recent years, the tax benefit on these vestings was $4.5 million, $9.9 million and $5.3 million in fiscal 2014, 2015 and 2016, respectively.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $491.4 million at June 30, 2017 compared to $324.0 million at December 31, 2016, of which $198.5 million of the balance at June 30, 2017 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

Cash Flows Provided By Operating Activities
Net cash from operating activities in the first six months of 2017 was $57.9 million compared to $172.3 million in the first six months of 2016. The decrease in cash from operating activities for the first six months of 2017 compared to 2016 was principally driven by payment of a litigation settlement of $56 million (as discussed in Note 13 to the Consolidated Financial Statements), lower net income and higher incentive compensation payments for the 2017 period as compared to 2016 period.
Working capital (current assets less current liabilities) totaled $1,132.7 million at June 30, 2017, compared to $710.7 million at December 31, 2016 reflecting higher cash balances as a result of proceeds from the Senior Notes - 2017. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $4.7 million for the six months ended June 30, 2017 compared to an increase of approximately $17.7 million for the six months ended June 30, 2016. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first six months of 2017 used $232.0 million compared to $40.2 million in the prior year period. The increase in cash used in investing activities principally reflected the acquisition of Fragrance Resources and PowderPure in 2017 for approximately $136.0 million and $54.7 million (net of cash acquired), respectively. Additions to property, plant and equipment were $46.2 million during the first six months of 2017 compared to $43.2 million in the first six months of 2016. We expect additions to property, plant and equipment will be approximately 4.5% - 5% of our sales (net of potential grants and other reimbursements from government authorities) in 2017.
Cash Flows Provided By Financing Activities
Net financing activities in the first six months of 2017 increased to $343.6 million compared to $235.4 million of cash inflows in the first six months of 2016, principally driven by higher proceeds from the revolving credit facility and the issuance of the Senior Notes - 2017 as well as lower share repurchases which were only partially offset by higher dividend payments in the 2017 period compared to the 2016 period, which included the issuance of the Euro Senior Notes - 2016.
At June 30, 2017, we had $1,894.2 million of debt outstanding compared to $1,325.4 million outstanding at December 31, 2016.
We paid dividends totaling $101.2 million in the 2017 period. We declared a cash dividend per share of $0.64 in the second quarter of 2017 that was paid on July 7, 2017 to all shareholders of record as of June 26, 2017. In August 2017, the Board of Directors approved an increase in our quarterly dividend for the third quarter of 2017 by 8%, to $0.69 per share.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program, approximately 0.4 million shares, or 0.5% of shares outstanding (based on the market price and shares outstanding as of June 30, 2017) could be repurchased under the program as of June 30, 2017. During the three months ended June 30, 2017, we repurchased 114,930 shares on the open market at an aggregate cost of $15.6 million or an average of $135.7 per share. During the six months ended June 30, 2017, we repurchased 427,219 shares on the open market at an aggregate cost of $53.2 million or an average of $124.6 per share. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by the Company generally has terms of 90 days or less. The maximum commercial paper borrowings outstanding during the first and second quarters of 2017 were approximately $107.5 million and $50 million, respectively. As of June 30, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the six months ended June 30, 2016.
We expect to contribute a total of approximately $2 - $10 million to our U.S. pension plans during 2017. During the six months ended June 30, 2017, no contributions were made to our qualified U.S. pension plans and $29.3 million contributions were made to our non-U.S. pension plans.
On May 18, 2017, the Company issued $500.0 million face amount of 4.375% Senior Notes ("Senior Notes - 2017") due 2047 at a discount of $1.8 million. The Company received proceeds related to the issuance of these Senior Notes - 2017 of $493.9 million which was net of the $1.8 million discount and $4.4 million in underwriting fees (recorded as deferred financing costs). In addition, the Company incurred $0.9 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5.3 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 30 year term of the debt. The Senior Notes - 2017 bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The Senior Notes - 2017 will mature on June 1, 2047.
As of June 30, 2017, we had $28.4 million of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $921.6 million at June 30, 2017. We expect interest expense to increase in the third quarter of 2017 as a result of a full quarter of interest related to the Senior Notes - 2017.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.5 to 1. Based on this ratio, at June 30, 2017 our covenant compliance provided overall borrowing capacity of $1,279 million.
At June 30, 2017, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2017 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.83 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

Twelve Months Ended June 30,
(DOLLARS IN MILLIONS)	2017
Net income	$395.3
Interest expense	55.8
Income taxes	102.0
Depreciation and amortization	108.3
Specified items (1)	89.0
Non-cash items (2)	15.8
Adjusted EBITDA	$766.2

(1)
Specified items for the 12 months ended June 30, 2017 of $89.0 million consist of legal charges/credits, acquisition-related costs, costs associated with product recalls, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

June 30,
(DOLLARS IN MILLIONS)	2017
Total debt	$1,894.2
Adjustments:
Deferred gain on interest rate swaps	(0.4)
Cash and cash equivalents	(491.4)
Net debt	$1,402.4
As discussed in Note 13 to the Consolidated Financial Statements, at June 30, 2017, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding (i) expected raw material costs in 2017, (ii) the expected impact of operational improvements, cost reduction efforts and mix enhancements on margins, (iii) the expected impact of the multi-year productivity program announced in 2017, (iv) cash flows to fund future operations and to meet debt service requirements, and (v) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	macroeconomic trends affecting the emerging markets;

•	our ability to implement and adapt our Vision 2020 strategy;

•	our ability to successfully identify and complete acquisitions in line with our Vision 2020 strategy, and to realize the anticipated benefits of those acquisitions;

•	our ability to effectively compete in our market, and to successfully develop new and competitive products that appeal to our customers and consumers;

•	changes in consumer preferences and demand for our products or a decline in consumer confidence and spending;

•	our ability to benefit from our investments and expansion in emerging markets;

•	the impact of currency fluctuations or devaluations in the principal foreign markets in which we operate, including the devaluation of the Euro;

•	the impact of customer claims or product recalls;

•	the potential adverse impact of Brexit on currency exchange rates, global economic conditions and cross-border agreements that affect our business;

•	the economic and political risks associated with our international operations, including challenging economic conditions in China and Latin America;

•	the impact of any failure of our key information technology systems or costs that could be incurred due to a breach of data privacy or information security;

•	our ability to attract and retain talented employees;

•	our ability to comply with, and the costs associated with compliance, with U.S. and foreign environmental protection laws;

•	our ability to realize expected cost savings and efficiencies from our profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	fluctuations in the quality and availability of raw materials;

•	the impact of a disruption in our supply chain or our relationship with our suppliers;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	our ability to successfully manage our working capital and inventory balances;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the effect of legal and regulatory proceedings, as well as restrictions imposed on us, our operations, or our representatives by U.S. and foreign governments;

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
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Quarterly Report, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted gross margin (which excludes operational improvement initiative costs, acquisition-related costs, costs associated with product recalls and integration-related costs), (iii) adjusted operating profit and adjusted operating margin (which excludes legal charges/credits, acquisition-related costs, costs associated with product recalls, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs and tax assessments), (iv) adjusted selling and administrative expenses (which excludes acquisition-related costs, tax assessments, integration-related costs and legal charges/credits) and (v) adjusted effective tax rate (which excludes legal charges/credits, acquisition-related costs, costs associated with product recalls, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
We provide these metrics because they are used by management as one means by which we assess our financial and operational performance and are also frequently used by analysts, investors and other interested parties in providing period to period comparisons of our operational performance. In addition, we believe that these measures, when used as supplements to GAAP measures of performance, are helpful to management and investors in evaluating the effectiveness of our business strategies and to compare our performance relative to our peers. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. Currency neutral sales, adjusted gross margin, adjusted operating profit, adjusted operating margin, adjusted selling and administrative expenses and adjusted effective tax rate should not be considered in isolation or as substitutes for analysis of our results under GAAP and may not be comparable to other companies’ calculation of such metrics.

A. Reconciliation of Non-GAAP Metrics

Three Months Ended June 30, 2017

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Integration related costs (c)	FDA mandated product recall (h)	Adjusted (Non-GAAP)
Gross profit	$374,589	445	5,606	98	3,500	$384,238

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Adjusted (Non-GAAP)
Selling and administrative expenses	$135,910	(672)	(542)	(1,000)	19	$133,715

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	FDA mandated product recall (h)	Adjusted (Non-GAAP)
Operating profit	$159,142	445	6,278	731	1,000	(19)	791	(68)	3,500	$171,800

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	FDA mandated product recall (h)	Adjusted (Non-GAAP)
Income before taxes	$142,040	445	6,278	731	1,000	(19)	791	(68)	3,500	$154,698
Taxes on income (i)	$32,245	111	1,472	243	354	(7)	(75)	(22)	1,238	$35,559
Net income	$109,795	334	4,806	488	646	(12)	866	(46)	2,262	$119,139
____________________
(a) Represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b) Represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure, included in Selling and administrative expenses.
(c) Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d) Represents additional charge related to litigation settlement.
(e) Represents the reversal of a portion of the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f) Represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed.
(g) Represents gains on sale of assets.
(h) Represents an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall of consumer products as a result of raw material received and identified by the Company as containing contamination. (As discussed in Note 13 of the Consolidated Financial Statements, the sales value of the recalled products was reserved in the first quarter of 2017). While the Company does not believe that any of the affected raw material was included in its finished products delivered to the customer, as the delivered product included raw material of the same vendor lot that tested positive, the FDA, after being notified by the Company, initiated a recall of all consumer products including raw material from the affected vendor lot due to the potential for product contamination.
(i) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the second quarter of 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Three Months Ended June 30, 2016

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Adjusted (Non-GAAP)
Gross profit	$365,641	182	831	366,654

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and administrative expenses	$132,784	(213)	36	132,607

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$164,672	182	831	213	(36)	(197)	165,665

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$152,050	182	831	213	(36)	(197)	$153,043
Taxes on income (f)	$35,317	35	208	(102)	(9)	(65)	$35,384
Net income	$116,733	147	623	315	(27)	(132)	$117,659
____________________
(a) Accelerated depreciation related to restructuring activities.
(b) Accelerated depreciation and severance costs in Hangzhou, China.
(c) Additional transaction costs related to the acquisition of Lucas Meyer, included in Selling and administrative expenses.
(d) Principally related to favorable tax rulings.
(e) Principally related to gain on sale of property in Europe.
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the second quarter of 2016, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Six Months Ended June 30, 2017

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Integration related costs (c)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Gross profit	$739,255	1,066	10,908	186	3,500	$754,915

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Adjusted (Non-GAAP)
Selling and administrative expenses	$276,240	(4,158)	(1,485)	(1,000)	(5,331)	$264,266

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Operating profit	$296,578	1,066	15,066	1,923	1,000	5,331	10,934	(89)	3,500	$335,309

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	CTA Realization (h)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Income before taxes	$280,527	1,066	15,066	1,922	1,000	5,331	10,934	(89)	(12,217)	3,500	$307,040
Taxes on income (j)	$54,968	266	4,610	606	354	1,885	2,892	(29)	—	1,238	$66,790
Net income	$225,559	800	10,456	1,316	646	3,446	8,042	(60)	(12,217)	2,262	$240,250
____________________
(a) Represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b) Represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure, included in Selling and administrative expenses.
(c) Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d) Represents additional charge related to litigation settlement.
(e) Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f) Represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed.
(g) Represents gains on sale of assets.
(h) Represents the release of CTA related to the liquidation of a foreign entity.
(i) Represents an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall of consumer products as a result of raw material received and identified by the Company as containing contamination. (As discussed in Note 13 of the Consolidated Financial Statements, the sales value of the recalled products was reserved in the first quarter of 2017). While the Company does not believe that any of the affected raw material was included in its finished products delivered to the customer, as the delivered product included raw material of the same vendor lot that tested positive, the FDA, after being notified by the Company, initiated a recall of all consumer products including raw material from the affected vendor lot due to the potential for product contamination.
(j) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For the first six months of 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Six Months Ended June 30, 2016

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	$725,849	283	1,099	889	728,120

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	$256,327	(360)	1,482	$257,449

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$334,604	283	1,099	1,249	(1,482)	(2,910)	332,843

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$306,947	283	1,099	1,249	(1,482)	(2,910)	$305,186
Taxes on income (f)	$71,610	54	275	266	(411)	(637)	$71,157
Net income	$235,337	229	824	983	(1,071)	(2,273)	$234,029
____________________
(a) Accelerated depreciation related to restructuring activities.
(b) Accelerated depreciation and severance costs in Hangzhou, China.
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
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the first six months of 2016, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

B. Foreign Currency Reconciliation

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017	2016
Operating Profit:
% Change - Reported (GAAP)	(3)%		11%	(11)%	7%
Items impacting comparability (1)	7%		(4)%	12%	(2)%
% Change - Adjusted (Non-GAAP)	4%		7%	1%	5%
Currency Impact	3%		—%	4%	2%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	6%	*	7%	5%	7%
_______________________
(1) Includes $12.7 million of acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and $1.0 million related to operational improvement initiative, acquisition-relation and restructuring costs which were partially offset by gains on sales of fixed assets and a favorable legal settlement for the three months ended June 30, 2017 and June 30, 2016, respectively. Includes $38.7 million consisting of acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and excludes a benefit of $1.8 million related to gains on sales of fixed assets and a favorable legal settlement, which were only partially offset by acquisition-related, operational improvement initiative and restructuring costs for the six months ended June 30, 2017 and June 30, 2016, respectively.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2017 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
* The sum of these items does not foot due to rounding.

C. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN MILLIONS)	2017	2016	2017	2016
Amortization Expense:
PowderPure	$0.6	$—	$0.6	$—
Fragrance Resources	1.5	—	2.8	—
David Michael	1.1	—	1.7	—
Lucas Meyer	1.9	1.7	3.8	4.3
Ottens Flavors	1.6	1.6	3.1	3.2

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There are no material changes in market risk from the information provided in our 2016 Form 10-K.
Item 4. Controls and Procedures
The Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other
As previously disclosed, in March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence sought an injunction and monetary damages. In November 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the second quarter of 2017, the Company and ZoomEssence mutually agreed to settle all claims and counterclaims. The parties agreed to dismiss their claims against one another, with prejudice and without any admission of liability or wrongful conduct, to avoid any further expense and disruption from the litigation. The complaint was dismissed, with prejudice, on July 5, 2017. Under the settlement agreement, the Company made a one-time payment to ZoomEssence of $56 million during the second quarter of 2017 and the parties exchanged full mutual releases. Accordingly, the Company recorded an additional charge of $1 million during the second quarter of 2017.

We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The table below reflects shares of common stock we repurchased during the second quarter of 2017.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 - 30, 2017	42,654	$133.63	42,654	$65,986,090
May 1 - 31, 2017	37,372	136.45	37,372	60,886,514
June 1 - 30, 2017	34,904	137.50	34,904	56,087,164
Total	114,930	$135.72	114,930	$56,087,164

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

Item 6. Exhibits

4.7
Second Supplemental Indenture, dated as of May 18, 2017, among International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on May 18, 2017.

12	Statement re: Computation of Ratios
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	August 8, 2017	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 8, 2017	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description
12	Statement re: Computation of Ratios
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase