Form 10-Q
period 2017-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2017-11-07
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of October 24, 2017: 78,977,158

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$316,002	$323,992
Trade receivables (net of allowances of $14,258 and $9,995, respectively)	691,239	550,658
Inventories: Raw materials	303,296	288,629
Work in process	15,724	13,792
Finished goods	300,496	289,596
Total Inventories	619,516	592,017
Prepaid expenses and other current assets	222,990	142,347
Total Current Assets	1,849,747	1,609,014
Property, plant and equipment, at cost	2,073,149	1,913,333
Accumulated depreciation	(1,244,557)	(1,137,617)
	828,592	775,716
Goodwill	1,153,619	1,000,123
Other intangible assets, net	424,138	365,783
Deferred income taxes	158,094	138,636
Other assets	106,248	127,712
Total Assets	$4,520,438	$4,016,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings and overdrafts and current portion of long-term debt	$7,888	$258,516
Commercial paper	39,957	—
Accounts payable	271,194	274,815
Accrued payroll and bonus	74,488	64,357
Dividends payable	54,440	50,678
Other current liabilities	248,160	249,931
Total Current Liabilities	696,127	898,297
Long-term debt	1,625,502	1,066,855
Deferred gains	37,975	39,816
Retirement liabilities	241,563	243,407
Other liabilities	156,783	137,475
Total Other Liabilities	2,061,823	1,487,553
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of September 30, 2017 and December 31, 2016 and outstanding 78,977,158 and 79,213,037 shares as of September 30, 2017 and December 31, 2016	14,470	14,470
Capital in excess of par value	155,843	152,481
Retained earnings	3,965,133	3,818,535
Accumulated other comprehensive loss	(656,651)	(680,095)
Treasury stock, at cost - 36,881,032 shares as of September 30, 2017 and 36,645,153 shares as of December 31, 2016	(1,721,482)	(1,679,147)
Total Shareholders’ Equity	1,757,313	1,626,244
Noncontrolling interest	5,175	4,890
Total Shareholders’ Equity including noncontrolling interest	1,762,488	1,631,134
Total Liabilities and Shareholders’ Equity	$4,520,438	$4,016,984

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(AMOUNT IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$872,940	$777,001	$2,544,094	$2,353,790
Cost of goods sold	490,884	430,733	1,422,783	1,281,673
Gross profit	382,056	346,268	1,121,311	1,072,117
Research and development expenses	70,932	64,415	210,963	191,052
Selling and administrative expenses	141,473	152,046	417,713	408,372
Amortization of acquisition-related intangibles	8,766	5,468	24,327	16,659
Restructuring and other charges, net	3,249	—	14,183	—
Gain on sales of fixed assets	(31)	(87)	(120)	(2,998)
Operating profit	157,667	124,426	454,245	459,032
Interest expense	19,221	13,111	49,584	40,649
Other (income) expense, net	(2,880)	(2,075)	(17,192)	(1,954)
Income before taxes	141,326	113,390	421,853	420,337
Taxes on income	31,065	23,613	86,033	95,223
Net income	110,261	89,777	335,820	325,114
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	19,719	(6,191)	29,809	3,198
(Losses) gains on derivatives qualifying as hedges	(4,014)	268	(17,533)	(9,124)
Pension and postretirement net liability	3,845	2,586	11,168	7,719
Other comprehensive income (loss)	19,550	(3,337)	23,444	1,793
Total comprehensive income	$129,811	$86,440	$359,264	$326,907

Net income per share - basic	$1.39	$1.13	$4.24	$4.07
Net income per share - diluted	$1.39	$1.12	$4.22	$4.05
Average number of shares outstanding - basic	79,063	79,580	79,072	79,727
Average number of shares outstanding - diluted	79,362	79,935	79,353	80,067
Dividends declared per share	$0.69	$0.64	$1.97	$1.76
See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$335,820	$325,114
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	85,446	75,109
Deferred income taxes	(3,439)	8,323
Gain on disposal of assets	(120)	(2,998)
Stock-based compensation	20,149	19,471
Pension contributions	(36,870)	(44,356)
Litigation settlement	(56,000)	—
Foreign currency gain on liquidation of entity	(12,214)	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(94,945)	(36,070)
Inventories	6,211	(160)
Accounts payable	(20,560)	(29,523)
Accruals for incentive compensation	2,907	3,012
Other current payables and accrued expenses	9,423	30,663
Other assets	3,824	(10,704)
Other liabilities	(40,143)	3,956
Net cash provided by operating activities	199,489	341,837
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(191,304)	—
Additions to property, plant and equipment	(77,318)	(70,179)
Proceeds from life insurance contracts	1,941	292
Maturity of net investment hedges	2,226	(12)
Proceeds from disposal of assets	1,275	3,664
Net cash used in investing activities	(263,180)	(66,235)
Cash flows from financing activities:
Cash dividends paid to shareholders	(151,678)	(134,051)
Decrease in revolving credit facility borrowings and overdrafts	(3,952)	(128,324)
Increase in commercial paper	39,950	—
Deferred financing costs	(5,373)	(4,780)
Repayments of debt	(250,000)	(125,000)
Proceeds from issuance of long-term debt	498,250	555,559
Loss on pre-issuance hedges	(5,310)	(3,244)
Proceeds from issuance of stock under stock plans	329	594
Employee withholding taxes paid	(11,509)	(13,315)
Purchase of treasury stock	(53,211)	(94,148)
Net cash provided by financing activities	57,496	53,291
Effect of exchange rate changes on cash and cash equivalents	(1,795)	(12,151)
Net change in cash and cash equivalents	(7,990)	316,742
Cash and cash equivalents at beginning of year	323,992	181,988
Cash and cash equivalents at end of period	$316,002	$498,730
Interest paid, net of amounts capitalized	$38,634	$45,008
Income taxes paid	$77,356	$80,050
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Note 1. Consolidated Financial Statements:
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2016 Annual Report on Form 10-K (“2016 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2017 and 2016 quarters, the actual closing dates were September 29, and September 30, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform with current year presentation.
The Consolidated Statement of Comprehensive Income has been revised to properly reflect Gain on sales of fixed assets within Operating profit for the three and nine months ending September 30, 2016. These amounts were previously included in Other (income) expense, net. In addition, approximately $5.4 million of expense was recorded during the first quarter of 2017 for a tax assessment relating to prior periods. The Consolidated Statement of Cash Flows has been revised to properly reclassify $5.4 million from Net cash used in financing activities to Net cash provided by operating activities for the nine months ended September 30, 2016. These adjustments were not material to the current and previously-issued financial statements.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued amendments to the Derivatives and Hedging guidance which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements should be applied prospectively while the amendments to cash flow and net investment hedge relationships should be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
In May 2017, the FASB issued amendments to the Compensation - Stock Compensation guidance which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective, and should be applied prospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect this guidance to have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and should be applied retrospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company expects the impact that this guidance will have on its Consolidated Statement of Comprehensive Income will be an increase in operating expenses of approximately $15 million and $30 million for the fiscal years 2016 and 2017, respectively. There will be no impact to Net income in either period.
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

In January 2017, the FASB issued an amendment to the Goodwill Impairment guidance which eliminates Step 2 from the goodwill impairment test. This guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and the Company has elected to early adopt this guidance and will apply it to its existing annual impairment review policy for fiscal year 2017. The Company does not expect this adoption to have an impact on its consolidated financial statements.
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
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company adopted this change retrospectively. The adoption resulted in a $11.5 million and $13.3 million reclassification from Net cash provided by operating activities to Net cash provided by financing activities on the Consolidated Statement of Cash Flows as of September 30, 2017 and 2016, respectively. In addition, the standard requires that excess tax benefits presented in the Consolidated Statement of Cash Flows be classified as an operating activity instead of a financing activity. The Company adopted this change retrospectively. The adoption resulted in a $3.2 million and $4.5 million reclassification from Net cash provided by financing activities to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of September 30, 2017 and 2016, respectively.
The standard also requires all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This guidance has been applied prospectively. This change resulted in a $3.2 million benefit to income tax expense for the period ended September 30, 2017. The 2016 period included a $1.2 million benefit to equity, which has not been retrospectively adjusted. The full year 2016 benefit to equity was $5.3 million. Additionally, the standard allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to be forfeited or account for forfeitures as they occur. The Company has elected to continue to account for forfeitures using an estimate of awards expected to be forfeited.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. Early adoption will be permitted for all entities. The Company expects the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet and is still evaluating the impact on its Consolidated Statement of Comprehensive Income.
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers. Under this standard, revenue will be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The Company has determined that it will adopt this guidance using the modified retrospective approach. The Company is evaluating the impact of the new standard, including updates to the standard that were issued by the FASB. In particular, the Company has reviewed the nature of its larger customer relationships and is in the process of reviewing the nature of potential regional variations in all aspects of its customer base regardless of size. Based on the work performed to date, the Company expects to conduct further review and analysis of certain areas that may lead to changes in the manner in which the Company recognizes revenue, including the customized nature of the product, consignment arrangements, rebates, upfront costs, shipping terms and documentation other than formal contracts. As a result, the financial statement impact has not yet been determined. The Company continues to evaluate the potential impact of this standard on its consolidated financial statements and related disclosures.

Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs increased approximately $12.1 million for the nine months ended September 30, 2017 compared to an increase of approximately $25.8 million for the nine months ended September 30, 2016. The cost of participating in these programs was immaterial to our results in all periods.
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

Note 2. Net Income Per Share:
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2017	2016	2017	2016
Basic	79,063	79,580	79,072	79,727
Assumed dilution under stock plans	299	355	281	340
Diluted	79,362	79,935	79,353	80,067
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2017. An immaterial amount of SSARs were excluded from the 2016 period.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of September 30, 2017 and 2016 was immaterial. Net income allocated to such PRSUs was $0.2 million for both the three months ended September 30, 2017 and 2016 and was $0.7 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.
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
Fragrance Resources
On January 17, 2017, the Company completed the acquisition of 100% of the outstanding shares of Fragrance Resources, a privately-held fragrance company with facilities in Germany, North America, France, and China. The acquisition was accounted for under the purchase method. Fragrance Resources was acquired to strengthen the North American and German Fragrances business. The Company paid approximately Euro 142.0 million (approximately $150.5 million) including approximately Euro 13.7 million (approximately $14.5 million) of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. The purchase price exceeded the preliminary fair value of existing net assets by approximately $122.1 million. The excess was allocated principally to identifiable intangible assets including approximately $59.6 million related to customer relationships, approximately $6.1 million related to proprietary technology and trade name, and approximately $79.4 million of goodwill (which is not deductible for tax purposes) and approximately $23.0 million of net deferred tax liability. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of Fragrance Resources to the Company's existing Fragrances business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years, proprietary technology, 5 years and customer relationships, 12 - 16 years. The purchase price allocation is preliminary pending the finalization of the values of intangible assets, principally customer relationships, finalization of working capital calculations and the finalization of estimated useful lives. The purchase price allocation is expected to be completed by the fourth quarter of 2017.
No pro forma financial information for 2017 and 2016 is presented as the acquisition was not material to the consolidated financial statements.
2016 Activity
David Michael
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael"). The acquisition was accounted for under the purchase method. David Michael was acquired to strengthen the North American flavors business. The Company paid approximately $242.6 million (including $5.1 million of cash acquired) for this acquisition, which was funded from existing resources. The preliminary purchase price allocation was updated during the first quarter of 2017, resulting in a reduction in allocation of value to customer relationships. The related reduction in amortization expense was not material to the Consolidated Statement of Comprehensive Income. The purchase price allocation was finalized during the second quarter of 2017. Additionally, during the second quarter of 2017, the Company finalized the working capital adjustment and paid an additional $0.6 million. The purchase price exceeded the fair value of existing net assets by approximately $168.7 million. The excess was allocated principally to identifiable intangible assets including approximately $50.0 million related to customer relationships, approximately $8.4 million related to proprietary technology and trade name, and approximately $110.2 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of David Michael to the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years, proprietary technology, 5 years and customer relationships, 18 - 20 years.
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

The Company recorded $16.5 million of charges related to personnel-related costs and lease termination costs through the third quarter of 2017, of which $3.2 million was recorded during the third quarter of 2017, with the remainder of the personnel-

related and other costs expected to be recognized by the end of 2018. The Company made payments of $10.0 million related to severance in 2017. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
2015 Severance Charges
During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that were affected. During 2017, the Company made payments of $0.2 million related to severance and recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required. No further actions are expected in 2017 related to these 2015 initiatives.
Changes in employee-related restructuring liabilities during the nine months ended September 30, 2017, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2016	$3,277	$—	$3,277
Additional charges (reversals), net	13,233	950	14,183
Non-cash charges	—	(950)	(950)
Payments	(10,267)	—	(10,267)
Balance at September 30, 2017	$6,243	$—	$6,243
Note 5. Goodwill and Other Intangible Assets, Net:
Goodwill
Movements in goodwill during 2017 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2016	$1,000,123
Acquisitions	93,223
Foreign exchange	21,784
Other	38,489
Balance at September 30, 2017	$1,153,619
Other above principally represents the increase to Goodwill associated with the update of certain customer relationship assumptions in the final purchase price allocation of David Michael, as disclosed in Note 3.

Other Intangible Assets
Other intangible assets, net consist of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Cost
Customer relationships	$414,045	$371,270
Trade names & patents	38,503	30,679
Technological know-how	153,410	119,544
Other	24,777	24,470
Total carrying value	630,735	545,963
Accumulated Amortization
Customer relationships	(99,300)	(82,555)
Trade names & patents	(14,436)	(12,198)
Technological know-how	(73,289)	(68,292)
Other	(19,572)	(17,135)
Total accumulated amortization	(206,597)	(180,180)

Other intangible assets, net	$424,138	$365,783

Amortization
Amortization expense was $8.8 million and $5.5 million for the three months ended September 30, 2017 and 2016, respectively and $24.3 million and $16.7 million for the nine months ended September 30, 2017 and 2016, respectively. Annual amortization is expected to be $35.6 million for the full year 2017, $34.9 million for the year 2018, $33.3 million for the year 2019, $32.6 million for the year 2020, $27.9 million for the year 2021 and $25.5 million for the year 2022.
Note 6. Borrowings:
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Rate	Maturities	September 30, 2017	December 31, 2016
Senior notes - 2007 (1)	6.55%	2019-27	249,765	499,676
Senior notes - 2013 (1)	3.20%	2023	298,594	297,986
Euro Senior notes - 2016 (1)	1.75%	2024	582,514	512,764
Senior notes - 2017 (1)	4.38%	2047	492,653	—
Commercial paper	1.191%	2017	39,957	—
Bank overdrafts and other			9,807	13,599
Deferred realized gains on interest rate swaps			57	1,346
			1,673,347	1,325,371
Less: Current portion of debt			(47,845)	(258,516)
			$1,625,502	$1,066,855
(1) Amount is net of unamortized discount and debt issuance costs.
Senior Notes - 2017
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
Senior Notes - 2007
During the third quarter of 2017, the Company made a payment of $250 million on the Senior Notes - 2007.
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of September 30, 2017, there was $40.0 million of commercial paper outstanding, which had a weighted average effective interest rate of 1.19%. As of September 30, 2017, commercial paper maturities did not extend for more than 30 days. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the nine months ended September 30, 2016.
Note 7. Income Taxes:
Uncertain Tax Positions
At September 30, 2017, the Company had $18.9 million of unrecognized tax benefits recorded in Other liabilities and $6.9 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2017, the Company had accrued interest and penalties of $1.7 million classified in Other liabilities and $0.7 million in Other current liabilities.
As of September 30, 2017, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $28.2 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
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
Effective Tax Rate
The effective tax rate for the three months ended September 30, 2017 was 22.0% compared with 20.8% for the three months ended September 30, 2016. The quarter-over-quarter increase was largely due to higher repatriation costs partially offset by the impact of the global supply chain hub and mix of earnings as compared to the prior year. The effective tax rate for the nine months ended September 30, 2017 was 20.4% compared with 22.7% for the nine months ended September 30, 2016. The period-over-period decrease was primarily due to certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting, a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year.

Note 8. Stock Compensation Plans
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), stock options, SSARs and Long-Term Incentive Plan awards; liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Equity-based awards	$7,256	$5,697	$20,149	$19,471
Liability-based awards	1,396	1,836	4,447	4,168
Total stock-based compensation expense	8,652	7,533	24,596	23,639
Less: tax benefit	(2,574)	(2,174)	(7,123)	(6,963)
Total stock-based compensation expense, after tax	$6,078	$5,359	$17,473	$16,676
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
Reportable segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Net sales:
Flavors	$409,800	$366,857	$1,230,286	$1,118,869
Fragrances	463,140	410,144	1,313,808	1,234,921
Consolidated	$872,940	$777,001	$2,544,094	$2,353,790
Segment profit:
Flavors	$91,378	$77,512	$289,723	$259,662
Fragrances	93,528	85,010	260,085	261,843
Global expenses	(17,598)	(11,405)	(47,193)	(37,544)
Restructuring and other charges, net (1)	(3,249)	(190)	(14,183)	(473)
Acquisition-related costs (2)	(5,436)	(786)	(20,502)	(2,035)
Operational improvement initiative costs (3)	(407)	(802)	(1,473)	(1,901)
Legal (charges) credits (4)	—	(25,000)	(1,000)	(23,518)
Gain on sales of assets (5)	31	87	120	2,998
Tax assessment (6)	—	—	(5,331)	—
Integration-related costs (7)	(580)	—	(2,501)	—
FDA mandated product recall (8)	—	—	(3,500)	—
Operating profit	157,667	124,426	454,245	459,032
Interest expense	(19,221)	(13,111)	(49,584)	(40,649)
Other income (expense)	2,880	2,075	17,192	1,954
Income before taxes	$141,326	$113,390	$421,853	$420,337

(1)	In 2017, charges represent severance costs related to the 2017 Productivity Program. In 2016, charges relate to accelerated depreciation which were recorded in Cost of goods sold.

(2)
Represents transaction costs related to the acquisitions of Fragrance Resources and PowderPure as well as the amortization of inventory "step-up" related to David Michael, Fragrance Resources and PowderPure in the 2017 period, and expense related to the amortization of inventory "step-up" and additional transaction costs related to the acquisition of Lucas Meyer in the 2016 period.

(3)	Represents accelerated depreciation in Hangzhou, China in both the 2017 and 2016 periods.

(4)	Represents additional charges related to litigation settlement in the 2017 period and reserve for litigation settlement in the 2016 period.

(5)	Represents gains on sale of assets in Latin America in the 2017 period and in Europe in the 2016 period.

(6)	Represents the reserve for a tax assessment related to commercial rent for prior periods.

(7)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.

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

Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended September 30, 2017 and 2016 were $251 million and $190 million, respectively and for the nine months ended September 30, 2017 and 2016 were $731 million and $555 million, respectively. Net sales attributed to all foreign countries in total for the three months ended September 30, 2017 and 2016 were $622 million and $587 million, respectively and for the nine months ended September 30, 2017 and 2016 were $1,813 million and $1,799 million, respectively. No country other than the U.S. had net sales in any period presented greater than 10% of total consolidated net sales.

Note 10. Employee Benefits:

Pension and other defined contribution retirement plan expenses included the following components:

U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$698	$771	$2,093	$2,314
Interest cost on projected benefit obligation	4,561	6,007	13,683	18,020
Expected return on plan assets	(9,246)	(8,069)	(27,737)	(24,208)
Net amortization and deferrals	1,793	1,387	5,377	4,159
Net periodic benefit (income) cost	(2,194)	96	(6,584)	285
Defined contribution and other retirement plans	1,939	1,211	6,718	5,823
Total (income) expense	$(255)	$1,307	$134	$6,108

Non-U.S. Plans	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$5,956	$3,863	$17,867	$11,443
Interest cost on projected benefit obligation	4,066	6,372	12,198	18,890
Expected return on plan assets	(12,873)	(11,985)	(38,618)	(35,526)
Net amortization and deferrals	4,185	3,286	12,554	9,738
Net periodic benefit cost	1,334	1,536	4,001	4,545
Defined contribution and other retirement plans	1,470	1,705	4,383	5,175
Total expense	$2,804	$3,241	$8,384	$9,720
The Company expects to contribute a total of approximately $3 - $10 million to its U.S. pension plans during 2017. During the nine months ended September 30, 2017, no contributions were made to the qualified U.S. pension plans, $33.6 million of contributions were made to the non-U.S. pension plans and $3.3 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

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
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Service cost for benefits earned	$221	$214	$663	$644
Interest cost on projected benefit obligation	588	787	1,764	2,360
Net amortization and deferrals	(1,046)	(1,355)	(3,138)	(4,065)
Total postretirement benefit income	$(237)	$(354)	$(711)	$(1,061)
The Company expects to contribute approximately $5 million to its postretirement benefits other than pension plans during 2017. In the nine months ended September 30, 2017, $3.1 million of contributions were made.

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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We determine the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the LIBOR swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. We do not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 14 of our 2016 Form 10-K.
These valuations take into consideration our credit risk and our counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in our own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2017.

The amounts recorded in the balance sheet (carrying amount) and the estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017		December 31, 2016
(DOLLARS IN THOUSANDS)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents (1)	$316,002	$316,002	$323,992	$323,992
Credit facilities and bank overdrafts (2)	9,807	9,807	13,599	13,599
Commercial paper (2)	39,957	39,957	—	—
Long-term debt: (3)
Senior notes - 2007	249,765	297,010	499,676	556,222
Senior notes - 2013	298,594	307,675	297,986	302,376
Euro Senior notes - 2016	582,514	614,498	512,764	546,006
Senior notes - 2017	492,653	497,998	—	—

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of our net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in Other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Comprehensive Income. Realized gains (losses) are deferred in accumulated other comprehensive income ("AOCI") where they will remain until the net investments in our European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of approximately one year. Fourteen of these forward currency contracts matured during the nine months ended September 30, 2017.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar (USD) denominated raw material purchases made by Euro (EUR) functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Comprehensive Income in the same period as the related costs are recognized.
The Company has entered into interest rate swap agreements that effectively converted the fixed rate on a portion of our long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and nine months ended September 30, 2017.
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. The Company incurred a loss of Euro 2.9 million ($3.2 million) due to the termination of these swaps. The loss is being amortized as interest expense over the life of the Euro Senior Notes - 2016.
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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2017 and December 31, 2016:

(DOLLARS IN THOUSANDS)	September 30, 2017	December 31, 2016
Foreign currency contracts	$756,631	$527,500
Interest rate swaps	150,000	412,500

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,171	$14,335	$15,506
	$1,171	$14,335	$15,506
Derivative liabilities (b)
Foreign currency contracts	$9,942	$2,016	$11,958
Interest rate swaps	604	—	604
	$10,546	$2,016	$12,562

	December 31, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$13,765	$7,737	$21,502
Interest rate swaps	335	—	335
	$14,100	$7,737	$21,837
Derivative liabilities (b)
Foreign currency contracts	$46	$2,209	$2,255
Interest rate swaps	725	—	725
	$771	$2,209	$2,980

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Three Months Ended September 30,
	2017	2016
Foreign currency contracts	$4,024	$(3,313)	Other (income) expense, net
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
	2017	2016
Foreign currency contracts	$(9,157)	$(6,860)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(4,229)	$98	Cost of goods sold	$1,815	$(544)
Interest rate swaps (1)	216	171	Interest expense	(216)	(171)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(1,130)	(224)	N/A	—	—
Euro Senior notes - 2016	(11,861)	(2,856)	N/A	—	—
Total	$(17,004)	$(2,811)		$1,599	$(715)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(13,505)	$(6,293)	Cost of goods sold	$4,062	$4,808
Interest rate swaps (1)	(4,027)	(2,830)	Interest expense	(573)	(428)

Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(4,258)	(694)	N/A	—	—
Euro Senior notes - 2016	(43,050)	6,793	N/A	—	—
Total	$(64,840)	$(3,024)		$3,489	$4,380

(1) Interest rate swaps were entered into as pre-issuance hedges.

No ineffectiveness was experienced in the above noted cash flow or net investment hedges during the three and nine months ended September 30, 2017 and 2016.
The Company expects that approximately $5.4 million (net of tax) of derivative loss included in AOCI at September 30, 2017, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
Note 12. Accumulated Other Comprehensive Income (Loss):
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
(DOLLARS IN THOUSANDS)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	42,023		(14,044)	—	27,979
Amounts reclassified from AOCI	(12,214)	*	(3,489)	11,168	(4,535)
Net current period other comprehensive income (loss)	29,809		(17,533)	11,168	23,444
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2017	$(322,216)		$(9,929)	$(324,506)	$(656,651)
 * Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017 as disclosed in Note 1.

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

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Comprehensive Income:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Affected Line Item in the Consolidated Statement of Comprehensive Income
(DOLLARS IN THOUSANDS)
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$4,642	$5,495	Cost of goods sold
Interest rate swaps	(573)	(428)	Interest expense
	(580)	(687)	Provision for income taxes
	$3,489	$4,380	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$5,304	$5,602	(a)
Actuarial losses	(20,097)	(15,434)	(a)
	3,625	2,113	Provision for income taxes
	$(11,168)	$(7,719)	Total, net of income taxes

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
At September 30, 2017, we had total bank guarantees and standby letters of credit of approximately $38.1 million with various financial institutions. Included in the above aggregate amount is a total of $16.3 million in bank guarantees which the Company has posted for certain assessments in Brazil for other diverse income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2017.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.6 million as of September 30, 2017.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. At September 30, 2017, we had available lines of credit (in addition to the $950 million of capacity under the Credit Facility discussed in Note 9 of our 2016 Form 10-K) of approximately $75.6 million with various financial institutions. There were no significant amounts drawn down pursuant to these lines of credit as of September 30, 2017.
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
China Facilities
Guangzhou Flavors plant
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Guangzhou Flavors plant in China was temporarily idled in 2015. The Company has made additional capital improvements in odor-abatement equipment at these plants to address these issues and is in the process of building a second Flavors plant in China, which is expected to begin operating in the first quarter of 2019.
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
The net book value of the existing plant was approximately $68 million as of September 30, 2017.
Zhejiang Ingredients plant
In the first quarter of 2016, the Company received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China. Since then, the Company has been in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. The Company expects to conclude discussions with the government in the fourth quarter of 2017. The net book value of the current plant was approximately $25 million as of September 30, 2017. Based on the current expectations regarding the compensation package, the Company estimates that between $0-12 million of the remaining net book value may be subject to accelerated depreciation beginning in the fourth quarter of 2017. The Company expects to relocate approximately half of the facility by the end of 2018 and the remainder of the facility by the end of 2019.
Total China Operations
The total carrying value of our six existing plants in China (two of which are currently under construction) was approximately $145 million as of September 30, 2017.
If the Company is required to close a plant, or operate one at significantly reduced production levels on a permanent basis, the Company may be required to record charges that could have a material impact on its consolidated financial results of operations, financial position and cash flows in future periods.
Other Contingencies
The Company has contingencies involving third parties (such as labor, contract, technology or product-related claims or litigation) as well as government-related items in various jurisdictions in which we operate pertaining to such items as value-

added taxes, other indirect taxes, customs and duties and sales and use taxes. It is possible that cash flows or results of operations, in any period, could be materially affected by the unfavorable resolution of one or more of these contingencies.
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
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. As previously disclosed, in the first quarter of 2017, the Company was made aware of a claim for product that was subject to a product recall. As of September 30, 2017, the Company had recorded a total charge of approximately $5.3 million with respect to this claim. In addition to the charge of $1.8 million recorded in the first quarter of 2017, an additional $3.5 million was recorded during the second quarter of 2017. The second quarter charge reflects additional information on specific volumes of affected products, which information became available in the second quarter of 2017. This amount principally represents an accrual for the claim based on management's best estimate of volumes of customer products subject to the recall. Additionally, appropriate reserves have been established for all remaining inventory at the Company's manufacturing site. While it is probable that the Company will incur additional losses related to this claim, the amount of the ultimate claim that will be paid is not currently estimable as the following information is not yet available: details as to the amount of product that will ultimately be returned and the customer’s direct manufacturing and other production costs; costs related to the customer’s recall efforts; costs to dispose of defective product; and other claims that the customer may make. While it is not currently possible to estimate the amount of losses, such losses when recorded will affect income from operations in future individual quarters. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition. Separately, the Company expects to pursue reimbursement of all or a portion of costs, once incurred, from its insurance company and/or the supplier; however, the nature, timing and amount of any such reimbursement cannot be determined at this time.
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible estimable losses in excess of any accrued liabilities is $0 to approximately $23 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
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

2017 Overview
Net sales during the third quarter of 2017 increased 12% on both a reported basis and on a currency neutral basis (which excludes the effects of changes in currency) versus the 2016 period, with the effect of acquisitions contributing approximately 6% to both reported and currency neutral growth rates. Sales growth, excluding acquisitions, reflects new win performance (net of losses) in both Flavors and Fragrances, volume growth in Fragrances and lower volume declines on existing business in Flavors.
Exchange rate fluctuations had no impact on net sales for the third quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased to 43.8% in the third quarter of 2017 from 44.6% in the 2016 period, driven primarily by unfavorable price versus input costs and weaker sales mix which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in the third quarter of 2017 were $5.7 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative and integration-related costs compared to $1.0 million of operational improvement initiative and restructuring costs included in the third quarter of 2016. Excluding these items, gross margin decreased 30 bps compared to the prior year period. The overall raw material cost base continues to be relatively stable, but upward trending. We believe that we will continue to see higher prices in 2017 on certain categories (such as vanilla and citrus) and to a lesser extent oil-based derivatives. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the third quarter of 2017 increased approximately 12% as compared to the 2016 period. We continued to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in all four regions and all four of our Flavors end-use product categories. Sales growth excluding acquisitions was driven by new win performance in both Flavors and Fragrances, volume growth in Fragrances and lower volume declines on existing business in Flavors. Flavors achieved sales growth of 12% on a reported and currency neutral basis, with the effect of acquisitions contributing approximately 7% to both reported and currency neutral growth rates. Fragrances achieved reported sales growth of 13% and currency neutral sales growth of 12%, with the effect of acquisitions contributing approximately 5% to both reported and currency neutral growth rates. Additionally, Fragrance Ingredients sales were up 9% on a reported basis and 8% on a currency neutral basis. Overall, our third quarter 2017 results reflected 7% growth from emerging markets and 5% growth from developed markets which each represented 50% of total sales. From a geographic perspective, for the third quarter of 2017, North America (NOAM), Europe, Africa and the Middle East (EAME), Latin America (LA) and Greater Asia (GA) all delivered sales growth, led by NOAM with 18%.
Operating profit
Operating profit increased $33.2 million to $157.7 million (18.1% of sales) in the 2017 third quarter compared to $124.4 million (16.0% of sales) in the comparable 2016 period. The third quarter of 2017 included $9.6 million of acquisition-related costs, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets compared to $26.7 million of legal charges, acquisition-related, restructuring and operational improvement initiative costs which were partially offset by gains on sales of fixed assets in the 2016 period. Excluding these charges, adjusted operating profit was $167.3 million (19.2% of sales) for the third quarter of 2017, an increase from $151.1 million (19.4% of sales) for the third quarter of 2016, principally driven by volume growth, acquisitions and productivity initiatives which more than offset weaker sales mix, incentive compensation and price to input costs. Foreign currency changes had a 4% favorable impact on operating profit in the 2017 period compared to a 4% unfavorable impact on operating profit in the 2016 period versus the 2015 period.
Other (income) expense, net
Other (income) expense, net increased $0.8 million to $2.9 million of income in the third quarter of 2017 compared to $2.1 million of income in the third quarter of 2016. The year-over-year increase was primarily driven by favorable year-over-year foreign exchange gains/(losses) in 2017.
Net income
Net income increased by $20.5 million quarter-over-quarter to $110.3 million for the third quarter of 2017 from $89.8 million in the 2016 period, driven by the factors discussed above.

Cash flows
Cash flows from operations for the nine months ended September 30, 2017 were $199.5 million or 7.8% of sales, compared to $341.8 million or 14.5% of sales for the nine months ended September 30, 2016. The decrease in cash flows from operations in 2017 was principally driven by payment of a litigation settlement of $56 million (as discussed in Note 13 to the Consolidated Financial Statements) and higher core working capital requirements (trade receivables, inventories and accounts payable) for the 2017 period as compared to the 2016 period.
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2017	2016	Change	2017	2016	Change
Net sales	$872,940	$777,001	12%	$2,544,094	$2,353,790	8%
Cost of goods sold	490,884	430,733	14%	1,422,783	1,281,673	11%
Gross profit	382,056	346,268		1,121,311	1,072,117
Research and development (R&D) expenses	70,932	64,415	10%	210,963	191,052	10%
Selling and administrative (S&A) expenses	141,473	152,046	(7)%	417,713	408,372	2%
Amortization of acquisition-related intangibles	8,766	5,468	60%	24,327	16,659	46%
Restructuring and other charges, net	3,249	—	100%	14,183	—	100%
Gain on sales of fixed assets	(31)	(87)	(64)%	(120)	(2,998)	(96)%
Operating profit	157,667	124,426		454,245	459,032
Interest expense	19,221	13,111	47%	49,584	40,649	22%
Other (income) expense, net	(2,880)	(2,075)	39%	(17,192)	(1,954)	780%
Income before taxes	141,326	113,390		421,853	420,337
Taxes on income	31,065	23,613	32%	86,033	95,223	(10)%
Net income	$110,261	$89,777	23%	$335,820	$325,114	3%
Diluted EPS	$1.39	$1.12	24%	$4.22	$4.05	4%
Gross margin	43.8%	44.6%	(80)	44.1%	45.5%	(140)
R&D as a percentage of sales	8.1%	8.3%	(20)	8.3%	8.1%	20
S&A as a percentage of sales	16.2%	19.6%	(340)	16.4%	17.3%	(90)
Operating margin	18.1%	16.0%	210	17.9%	19.5%	(160)
Adjusted operating margin (1)	19.2%	19.4%	(20)	19.8%	20.6%	(80)
Effective tax rate	22.0%	20.8%	120	20.4%	22.7%	(230)
Segment net sales
Flavors	$409,800	$366,857	12%	$1,230,286	$1,118,869	10%
Fragrances	463,140	410,144	13%	1,313,808	1,234,921	6%
Consolidated	$872,940	$777,001		$2,544,094	$2,353,790

(1)
Adjusted operating margin excludes $9.6 million consisting of acquisition-related costs, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets for the three months ended September 30, 2017 and excludes $26.7 million related to legal charges, operational improvement initiative, acquisition-relation and restructuring costs which were partially offset by gains on sales of fixed assets for the three months ended September 30, 2016. For the nine months ended September 30, 2017 adjusted operating margin excludes $48.4 million consisting of acquisition-related costs, costs associated with product recalls, tax assessment, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and excludes $24.9 million related to legal charges, operational improvement initiative, acquisition-relation and restructuring costs which were partially offset by gains on sales of fixed assets for the nine months ended September 30, 2016. See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses relate to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

THIRD QUARTER 2017 IN COMPARISON TO THIRD QUARTER 2016
Sales
Sales for the third quarter of 2017 totaled $872.9 million, an increase of 12% on a reported and currency neutral basis from the prior year quarter. Sales growth reflected new win performance in both Flavors and Fragrances, volume growth in Fragrances and lower volume declines on existing business in Flavors. On both a reported and currency neutral basis, acquisitions accounted for approximately 6% of the net sales growth.
Flavors Business Unit
Flavors reported sales and currency neutral sales increased 12% from the prior year period during the third quarter of 2017 compared to the 2016 period. Acquisitions accounted for approximately 7% of the net sales growth on a reported basis and on a currency neutral basis. Sales growth excluding acquisitions reflected new win performance and lower volume declines on existing business. Overall growth was primarily driven by low to high single-digit growth in all four Flavors end-use categories. The Flavors business delivered sales growth in NOAM, EAME and GA, led by NOAM, and experienced flat sales growth in LA. Sales in NOAM, which included the impact of acquisitions, were led by double-digit growth in Savory which more than offset mid to high single-digit declines in Sweet and Dairy. Sales in EAME were driven by double-digit gains in Beverage and Dairy and mid single-digit gains in Savory and Sweet. GA sales growth was driven by mid to high single-digit growth in Savory and Sweet. LA flat sales growth included double-digit gains in Dairy and high single-digit gains in Savory which were offset by low single-digit declines in Beverage.
Fragrances Business Unit
Fragrances sales increased 13% on a reported basis and 12% on a currency neutral basis for the third quarter of 2017 compared to the third quarter of 2016. Acquisitions accounted for approximately 5% of both reported and currency neutral sales growth. Excluding the effect of acquisitions, reported sales growth reflected new win performance and volume growth on existing business. Net sales reflected double-digit growth in Home Care, high single-digit growth in Fabric Care and Fragrance Ingredients as well as mid single-digit growth in Fine Fragrances, which more than offset high single-digit declines in Hair Care.
Sales Performance by Region and Category

		% Change in Sales - Third Quarter 2017 vs. Third Quarter 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	12%	10%	-4%	7%	28%	18%
EAME	Reported	28%	17%	18%	20%	12%	17%
	Currency Neutral (1)	25%	14%	16%	18%	12%	15%
LA	Reported	14%	13%	37%	15%	0%	9%
	Currency Neutral (1)	10%	13%	37%	14%	1%	9%
GA	Reported	13%	8%	-1%	6%	2%	4%
	Currency Neutral (1)	14%	8%	0%	7%	2%	4%
Total	Reported	20%	12%	9%	13%	12%	12%
	Currency Neutral (1)	18%	11%	8%	12%	12%	12%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth included the impact of acquisitions and primarily reflected double-digit growth in Savory and low single-digit growth in Beverage, which more than offset mid to high single-digit declines in Sweet and Dairy categories. Total Fragrances sales growth included the impact of acquisitions and reflected double-digit gains in Fine Fragrances and high single-digit gains in Fabric Care and Home Care which more than offset double-digit declines in Personal Wash and mid single-digit declines in Fragrance Ingredients.

•
EAME Flavors sales experienced double-digit gains in Beverage and Dairy and mid single-digit gains in Savory and Sweet. Total Fragrances sales growth included the impact of acquisitions and was driven mainly by double-digit growth in Fine Fragrances, Home Care and Fragrance Ingredients as well as mid single-digit growth in Fabric Care which more than offset high single-digit declines in Hair Care and low single-digit declines in Personal Wash and Toiletries.

•
LA Flavors sales included double-digit gains in Dairy and high single-digit gains in Savory which were offset by low single-digit declines in Beverage. Total Fragrances sales growth included the impact of acquisitions and reflected double-digit gains in Fragrance Ingredients, Home Care, Personal Wash and Fine Fragrances as well as high single-digit gains in Fabric Care.

•
GA Flavors sales growth was driven by mid to high single-digit growth in Savory and Sweet, which were only partially offset by mid to low single-digit declines in Beverage and Dairy. Total Fragrances sales growth included the impact of acquisitions and was principally driven by double-digit gains in Fine Fragrances, Fabric Care and Home Care and high single-digit gains in Toiletries, which more than offset mid single-digit declines in Hair Care and low single-digit declines in Fragrance Ingredients.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 80 bps to 56.2% in the third quarter of 2017 compared to 55.4% in the third quarter of 2016, principally driven by unfavorable price versus input costs and mix which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in cost of goods sold were $5.7 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative and integration-related costs in 2017 compared to $1.0 million of operational improvement initiative and restructuring costs in 2016.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly to 8.1% in the third quarter of 2017 versus 8.3% in the third quarter of 2016.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $10.6 million to $141.5 million or 16.2%, as a percentage of sales, in the third quarter of 2017 compared to $152.0 million or 19.6%, as a percentage of sales, in the third quarter of 2016. The $10.6 million decrease was principally due to lower costs associated with acquisitions in 2017. Included in 2017 was approximately $0.7 million of acquisition-related and integration-related costs. Excluding the $0.7 million included in 2017 and $25.8 million of legal charges, acquisition-related and operational improvement initiative costs in 2016, adjusted S&A expenses increased by $14.6 million and was 16.1% of sales in 2017 compared to 16.2% of sales in 2016 principally due to costs associated with S&A expenses of acquired entities.
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
During the third quarter of 2017, the Company recorded $3.2 million of charges related to personnel-related costs and lease termination costs, with the remainder of the personnel-related and other costs expected to be recognized by the end of 2018. During the third quarter of 2017, the Company made payments of $3.5 million related to severance. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization. Once fully implemented, the Company expects to realize annual run-rate savings of between $40 million and $45 million from this program by 2019.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $8.8 million in the third quarter of 2017 compared to $5.5 million in the third quarter of 2016. The increase was principally driven by the acquisitions of Fragrance Resources and PowderPure in 2017 and David Michael during the second half of 2016.

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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$91,378	$77,512
Fragrances	93,528	85,010
Global expenses	(17,598)	(11,405)
Restructuring and other charges, net	(3,249)	(190)
Acquisition and related costs	(5,436)	(786)
Operational improvement initiative costs	(407)	(802)
Legal (charges) credits	—	(25,000)
Gain on sales of assets	31	87
Integration-related costs	(580)	—
Operating profit	157,667	124,426
Profit margin:
Flavors	22.3%	21.1%
Fragrances	20.2%	20.7%
Consolidated	18.1%	16.0%

Flavors Segment Profit
Flavors segment profit increased to $91.4 million in the third quarter of 2017, or 22.3% as a percentage of sales, compared to $77.5 million, or 21.1% as a percentage of sales, in the comparable 2016 period. The increase principally reflected volume growth, costs savings and productivity initiatives and the impact of acquisitions which were only partially offset by unfavorable mix.
Fragrances Segment Profit
Fragrances segment profit increased approximately 10.0% to $93.5 million in the third quarter of 2017, or 20.2% as a percentage of sales, compared to $85.0 million, or 20.7% as a percentage of sales, in the comparable 2016 period. The increase in segment profit was primarily due to volume growth, cost savings and productivity initiatives and the impact of acquisitions which more than offset unfavorable price versus input costs.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2017, Global expenses were $17.6 million compared to $11.4 million during the third quarter of 2016. The increase was principally driven by higher incentive compensation expense which was only partially offset by higher benefits from our currency hedging program.
Interest Expense
Interest expense increased to $19.2 million in the third quarter of 2017 compared to $13.1 million in the 2016 period reflecting the issuance of the Senior Notes - 2017. Average cost of debt was 4.3% for the 2017 period compared to 3.7% for the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $0.8 million to $2.9 million of income in the third quarter of 2017 versus $2.1 million of income in the comparable 2016 period. The year-over-year increase was primarily driven by favorable year-over-year foreign exchange gains/(losses) in 2017.

Income Taxes
The effective tax rate for the three months ended September 30, 2017 was 22.0% compared with 20.8% for the three months ended September 30, 2016. The quarter-over-quarter increase was largely due to higher repatriation costs partially offset by the impact of the global supply chain hub and mix of earnings as compared to the prior year. Excluding $3.2 million of benefits associated with the pre-tax acquisition-related costs, restructuring, integration-related and operational improvement initiative costs, partially offset by the tax charge associated with gains on sales of fixed assets in the current quarter, the third quarter 2017 adjusted effective tax rate was 22.7%, or 70 bps lower than the third quarter 2016 adjusted effective tax rate of 23.4%. The 2016 adjusted effective tax rate excluded $9.2 million of tax benefit associated with legal charges, acquisition related costs, restructuring and operational improvement initiative costs which were only partially offset by tax charges associated with gains on the sales of fixed assets.
As a result of the adoption of new accounting guidance on the tax effect of stock compensation vesting, as discussed in Note 1 to our Consolidated Financial Statements, current income tax expense now includes the tax benefit of equity award vestings of less than $0.1 million for the three months ended September 30, 2017.

FIRST NINE MONTHS 2017 IN COMPARISON TO FIRST NINE MONTHS 2016
Sales
Sales for the first nine months of 2017 totaled $2.5 billion, an increase of 8% from the 2016 period. On a currency neutral basis sales increased 9%. Sales growth reflected new win performance partially offset by volume declines on existing business in both Flavors and Fragrances and unfavorable pricing in Fragrances. On both a reported and currency neutral basis, acquisitions accounted for approximately 6% of the net sales growth.
Flavors Business Unit
Flavors sales increased 10% on a reported basis and increased 11% on a currency neutral basis during the first nine months of 2017 compared to the 2016 period. Acquisitions accounted for approximately 7% of the net sales growth on both a reported and currency neutral basis. Sales growth excluding acquisitions reflected new win performance which was partially offset by volume declines on existing business. Overall growth was primarily driven by low to mid single-digit growth in all four end-use categories. The Flavors business delivered sales growth in NOAM, LA and EAME, led by NOAM and delivered flat sales growth in GA. Sales growth in NOAM, which included the impact of acquisitions, was led double-digit growth in Savory and mid single-digit growth in Dairy. LA sales growth was led by double-digit gains in Savory and Dairy and mid to low single-digit gains in Sweet and Beverage. Sales in EAME were driven by mid to high single-digit gains in all categories. GA sales experienced low single-digit gains in Savory and Beverage which were offset by mid single-digit declines in Dairy.
Fragrances Business Unit
Fragrances sales increased 6% on a reported basis and 7% on a currency neutral basis for the first nine months of 2017 compared to the 2016 period. Acquisitions accounted for approximately 5% of both reported and currency neutral sales growth. Excluding the effect of acquisitions, reported sales growth reflected new win performance which more than offset volume declines on existing business and unfavorable price versus input costs. Net sales reflected double-digit gains in Fine Fragrances and mid single-digit gains in Fragrance Ingredients, Fabric Care and Home Care, which more than offset double-digit declines in Hair Care and low single-digit declines in Toiletries.

Sales Performance by Region and Category

		% Change in Sales - First Nine Months 2017 vs. First Nine Months 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	11%	7%	-4%	5%	28%	17%
EAME	Reported	21%	9%	12%	13%	5%	10%
	Currency Neutral (1)	22%	10%	13%	14%	9%	12%
LA	Reported	-1%	-1%	30%	1%	7%	3%
	Currency Neutral (1)	-5%	-1%	29%	0%	6%	2%
GA	Reported	19%	3%	-4%	2%	0%	1%
	Currency Neutral (1)	20%	3%	-3%	3%	1%	2%
Total	Reported	13%	4%	5%	6%	10%	8%
	Currency Neutral (1)	13%	5%	6%	7%	11%	9%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth, which included the impact of acquisitions, was led by double-digit growth in Savory and mid single-digit growth in Dairy. Total Fragrances sales growth included the impact of acquisitions and reflected double-digit gains in Fine Fragrances, mid to high single-digit gains in Home Care and Fabric Care which more than offset double-digit declines in Personal Wash, high single-digit declines in Hair Care and mid single-digit declines in Fragrance Ingredients.

•
EAME Flavors sales experienced mid to high single-digit gains in all categories. Total Fragrances sales growth included the impact of acquisitions and was driven mainly by double-digit growth in Fine Fragrances and Fragrance Ingredients as well as mid single-digit growth in Home Care.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Dairy and mid to low single-digit gains in Sweet and Beverage. Total Fragrances sales growth reflected double-digit gains in Fragrance Ingredients and mid single-digit gains in Home Care, which more than offset by double-digit declines in Hair Care and low single-digit declines in Fine Fragrances.

•
GA Flavors sales experienced low single-digit gains in Savory and Beverage which were offset by mid single-digit declines in Dairy. Total Fragrances sales growth included the impact of acquisitions and principally reflected double-digit gains in Fine Fragrances and mid single-digit gains in Fabric Care and Home Care, which more than offset mid single-digit declines in Fragrance Ingredients and Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 140 bps to 55.9% in the first nine months of 2017 compared to 54.5% in the 2016 period, principally driven by unfavorable manufacturing performance and price versus input costs which were only partially offset by cost savings and productivity initiatives and the impact of acquisitions. Included in cost of goods sold were $21.3 million of acquisition-related amortization of inventory "step-up", costs associated with product recalls, operational improvement initiative and integration-related costs in 2017 compared to $3.3 million of acquisition-related amortization of inventory "step-up", operational improvement initiative and restructuring costs in 2016.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, increased to 8.3% in the first nine months of 2017 versus 8.1% in the 2016 period. This increase was primarily driven by costs associated with R&D of acquired entities.
Selling and Administrative (S&A) Expenses
S&A expenses increased $9.3 million to $417.7 million or 16.4%, as a percentage of sales, in the first nine months of 2017 compared to 17.3% in the 2016 period. The $9.3 million increase was principally due to costs associated with S&A expenses of acquired entities and approximately $12.6 million of expense related to a tax assessment from prior year, legal charges and acquisition-related and integration-related costs in 2017. Excluding the $12.6 million included in 2017 and $24.7 million of legal charges and acquisition-related costs in 2016, adjusted S&A expenses increased by $21.4 million and was 15.9% of sales in 2017 compared to 16.3% in 2016 principally due to costs associated with S&A expenses of acquired entities.

Restructuring and Other Charges
2017 Productivity Program
During the first nine months of 2017, the Company recorded charges of $16.5 million related to personnel-related costs and lease termination costs and made payments of $10.0 million related to severance. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce in various parts of the organization. Once fully implemented, the Company expects to realize annual run-rate savings of between $40 million and $45 million from this program by 2019.
2015 Severance Charges
During the first nine months of 2017, the Company made payments of $0.2 million related to severance and recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required. No further actions are expected in 2017 related to these 2015 initiatives.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $24.3 million in the first nine months of 2017 compared to $16.7 million in the 2016 period. The increase was principally driven by the acquisitions of Fragrance Resources and PowderPure in 2017 and David Michael during the second half of 2016.
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

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$289,723	$259,662
Fragrances	260,085	261,843
Global expenses	(47,193)	(37,544)
Restructuring and other charges, net	(14,183)	(473)
Acquisition and related costs	(20,502)	(2,035)
Operational improvement initiative costs	(1,473)	(1,901)
Legal (charges) credits	(1,000)	(23,518)
Gain on sales of assets	120	2,998
Tax assessment	(5,331)	—
Integration-related costs	(2,501)	—
FDA mandated product recall	(3,500)	—
Operating profit	454,245	459,032
Profit margin:
Flavors	23.5%	23.2%
Fragrances	19.8%	21.2%
Consolidated	17.9%	19.5%

Flavors Segment Profit
Flavors segment profit increased to $289.7 million in the first nine months of 2017, or 23.5% as a percentage of sales, compared to $259.7 million, or 23.2% as a percentage of sales, in the comparable 2016 period. The increase in segment profit principally reflected favorable volume and costs savings and productivity initiatives which were only partially offset by unfavorable price versus input costs as well as a reserve for a product liability sales allowance.

Fragrances Segment Profit
Fragrances segment profit decreased to $260.1 million in the first nine months of 2017, or 19.8% as a percentage of sales, compared to $261.8 million, or 21.2% as a percentage of sales, in the comparable 2016 period. The decrease in segment profit and profit margin was primarily due to unfavorable price versus input cost and the impact of acquisitions which was only partially offset by the cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2017, Global expenses were $47.2 million compared to $37.5 million during the first nine months of 2016. The increase was principally driven by lower benefits from our currency hedging program and higher incentive compensation expense.
Interest Expense
Interest expense increased to $49.6 million in the first nine months of 2017 compared to $40.6 million in the 2016 period reflecting the issuance of the Senior Notes - 2017. Average cost of debt was 3.8% for both the 2017 and 2016 periods.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $15.2 million to $17.2 million of income in the first nine months of 2017 versus $2.0 million of income in the comparable 2016 period. The year-over-year increase was primarily driven by the release of a currency translation adjustment (CTA) of $12.2 million related to the liquidation of a foreign entity in the first quarter of 2017.
Income Taxes
The effective tax rate for the nine months ended September 30, 2017 was 20.4% compared with 22.7% for the nine months ended September 30, 2016. The year-over-year decrease was primarily due to certain non-taxable gains on foreign currency and the impact of adopting the new accounting guidance on the tax effect of stock compensation vesting, a more favorable mix of earnings and the impact of the global supply chain hub, offset by unfavorable repatriation costs as compared to the prior year. Excluding $15.0 million of tax benefits associated with pre-tax restructuring, acquisition-related, cost associated with product recall, integration-related, legal charges, operational improvement initiative costs and a tax assessment which were only partially offset by the tax charge associated with gains on sales of fixed assets and the non-taxable gains on foreign currency in the first quarter, the first nine months 2017 adjusted effective tax rate was 22.1%, or 130 bps lower than the first nine months 2016 adjusted effective tax rate of 23.4%. The 2016 adjusted effective tax rate excluded $8.8 million of tax benefits associated with legal charges, acquisition-related, operational improvement initiative and restructuring costs which more than offset gains on tax charges related to pre-tax sales of fixed assets.
As a result of the adoption of new accounting guidance on the tax effect of stock compensation vesting, as discussed in Note 1 to our Consolidated Financial Statements, current income tax expense now includes the tax benefit of equity award vestings of $3.2 million for the nine months ended September 30, 2017. In recent years, the tax benefit on these vestings was $4.5 million, $9.9 million and $5.3 million in fiscal 2014, 2015 and 2016, respectively.

Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $316.0 million at September 30, 2017 compared to $324.0 million at December 31, 2016, of which $201.2 million of the balance at September 30, 2017 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. We have not provided U.S. income tax expense on substantially all of the accumulated undistributed earnings of our foreign subsidiaries because we have the ability and plan to reinvest these indefinitely.
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

Cash Flows Provided By Operating Activities
Net cash from operating activities in the first nine months of 2017 was $199.5 million compared to $341.8 million in the first nine months of 2016. The decrease in cash from operating activities for the first nine months of 2017 compared to 2016 was principally driven by payment of a litigation settlement of $56 million (as discussed in Note 13 to the Consolidated Financial Statements) and higher core working capital requirements for the 2017 period as compared to 2016 period.
Working capital (current assets less current liabilities) totaled $1,153.6 million at September 30, 2017, compared to $710.7 million at December 31, 2016. The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs increased approximately $12.1 million for the nine months ended September 30, 2017 compared to an increase of approximately $25.8 million for the nine months ended September 30, 2016. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first nine months of 2017 used $263.2 million compared to $66.2 million in the prior year period. The increase in cash used in investing activities principally reflected the acquisition of Fragrance Resources and PowderPure in 2017 for approximately $136.0 million and $54.7 million (net of cash acquired), respectively. Additions to property, plant and equipment were $77.3 million during the first nine months of 2017 compared to $70.2 million in the first nine months of 2016. We expect additions to property, plant and equipment will be approximately 4.5% of our sales (net of potential grants and other reimbursements from government authorities) in 2017.
Cash Flows Provided By Financing Activities
Net financing activities in the first nine months of 2017 increased to $57.5 million compared to $53.3 million of cash inflows in the first nine months of 2016, principally driven by lower share repurchases which were only partially offset by higher dividend payments in the 2017 period compared to the 2016 period.
At September 30, 2017, we had $1,673.3 million of debt outstanding compared to $1,325.4 million outstanding at December 31, 2016.
During the third quarter of 2017, the Company made a payment of $250 million on the Senior Notes - 2007.
We paid dividends totaling $151.7 million in the 2017 period. We declared a cash dividend per share of $0.69 in the third quarter of 2017 that was paid on October 6, 2017 to all shareholders of record as of September 25, 2017.
In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program, approximately 0.4 million shares, or 0.5% of shares outstanding (based on the market price and shares outstanding as of September 30, 2017) could be repurchased under the program as of September 30, 2017. No shares were repurchased during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we repurchased 427,219 shares on the open market at an aggregate cost of $53.2 million or an average of $124.6 per share. The repurchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time. In November 2017, the Board of Directors approved an additional $300 million share repurchase authorization and extension through December 31, 2022.
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

We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by the Company generally has terms of 90 days or less. The maximum commercial paper borrowings outstanding during the first, second and third quarters of 2017 were approximately $107.5 million, $50 million and $40 million, respectively. As of September 30, 2017, there was $40.0 million of commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. No commercial paper was issued during the nine months ended September 30, 2016.
We expect to contribute a total of approximately $3 - $10 million to our U.S. pension plans during 2017. During the nine months ended September 30, 2017, no contributions were made to our qualified U.S. pension plans and $33.6 million contributions were made to our non-U.S. pension plans.
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
As of September 30, 2017, we had no of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950.0 million at September 30, 2017.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.5 to 1. Based on this ratio, at September 30, 2017 our covenant compliance provided overall borrowing capacity of $1,404 million.
At September 30, 2017, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2017 our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.72 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

Twelve Months Ended September 30,
(DOLLARS IN MILLIONS)	2017
Net income	$415.8
Interest expense	61.9
Income taxes	109.5
Depreciation and amortization	112.5
Specified items (1)	71.8
Non-cash items (2)	17.3
Adjusted EBITDA	$788.8

(1)
Specified items for the 12 months ended September 30, 2017 of $71.8 million consist of legal charges/credits, acquisition-related costs, costs associated with product recalls, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

September 30,
(DOLLARS IN MILLIONS)	2017
Total debt	$1,673.3
Adjustments:
Deferred gain on interest rate swaps	(0.1)
Cash and cash equivalents	(316.0)
Net debt	$1,357.2
As discussed in Note 13 to the Consolidated Financial Statements, at September 30, 2017, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances they are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
This Quarterly Report includes “forward-looking statements” under the Federal Private Securities Litigation Reform Act of 1995, including statements regarding (i) expected raw material costs in 2017, (ii) the expected impact of operational improvements, cost reduction efforts and mix enhancements on margins, (iii) the expected impact of the multi-year productivity program announced in 2017, (iv) cash flows to fund future operations and to meet debt service requirements, (v) the expected impact of the relocation of our Zhejiang Ingredients plant, and (vi) our plans and intentions to indefinitely reinvest undistributed foreign earnings in our foreign subsidiaries to fund local operations and/or capital projects. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “will,” “expect,” “anticipate,” “believe,” “outlook,” “may,” “estimate,” “should,” “intend,” “plan” and “predict” similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

A. Reconciliation of Non-GAAP Metrics

Three Months Ended September 30, 2017

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Integration related costs (c)	Adjusted (Non-GAAP)
Gross profit	$382,056	407	5,147	131	$387,741

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Integration related costs (c)	Adjusted (Non-GAAP)
Selling and administrative expenses	$141,473	(289)	(383)	$140,801

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Restructuring and Other Charges (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$157,667	407	5,436	580	3,249	(31)	$167,308

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Restructuring and Other Charges (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$141,326	407	5,436	580	3,249	(31)	$150,967
Taxes on income (f)	$31,065	102	1,949	152	1,012	(10)	$34,270
Net income	$110,261	305	3,487	428	2,237	(21)	$116,697
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
(d) Represents severance costs related to the 2017 Productivity Program.
(e) Represents gains on sale of assets.
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the third quarter of 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Three Months Ended September 30, 2016

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Adjusted (Non-GAAP)
Gross profit	$346,268	190	791	347,249

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and administrative expenses	$152,046	(11)	(786)	(25,000)	126,249

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$124,426	190	802	786	25,000	(87)	151,117

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$113,390	190	802	786	25,000	(87)	$140,081
Taxes on income (f)	$23,613	36	200	276	8,750	(29)	$32,846
Net income	$89,777	154	602	510	16,250	(58)	$107,235
____________________
(a) Accelerated depreciation related to restructuring activities.
(b) Accelerated depreciation and severance costs in Hangzhou, China.
(c) Transaction costs related to the acquisition of David Michael.
(d) Legal charge related to litigation accrual.
(e) Principally related to gain on sale of property in Europe.
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the third quarter of 2016, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Nine Months Ended September 30, 2017

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition and Related Costs (b)	Integration related costs (c)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Gross profit	$1,121,311	1,473	16,055	316	3,500	$1,142,655

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Acquisition and Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Adjusted (Non-GAAP)
Selling and administrative expenses	$417,713	(4,447)	(1,867)	(1,000)	(5,331)	$405,068

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Operating profit	$454,245	1,473	20,502	2,501	1,000	5,331	14,183	(120)	3,500	$502,615

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Operational Improvement Initiative Costs (a)	Acquisition Related Costs (b)	Integration related costs (c)	Legal Charges/Credits (d)	Tax Assessment (e)	Restructuring and Other Charges (f)	Gain on Sale of Asset (g)	CTA Realization (h)	FDA mandated product recall (i)	Adjusted (Non-GAAP)
Income before taxes	$421,853	1,473	20,502	2,501	1,000	5,331	14,183	(120)	(12,217)	3,500	$458,006
Taxes on income (j)	$86,033	368	6,559	757	354	1,885	3,904	(39)	—	1,238	$101,059
Net income	$335,820	1,105	13,943	1,744	646	3,446	10,279	(81)	(12,217)	2,262	$356,947

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
(j) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For the first nine months of 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

Nine Months Ended September 30, 2016

(DOLLARS IN THOUSANDS)	Reconciliation of Gross Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Adjusted (Non-GAAP)
Gross profit	$1,072,117	473	1,890	889	1,075,369

(DOLLARS IN THOUSANDS)	Reconciliation of Selling and Administrative Expenses
	Reported (GAAP)	Operational Improvement Initiative Costs (b)	Acquisition and Related Costs (c)	Legal Charges/Credits (d)	Adjusted (Non-GAAP)
Selling and Administrative Expenses	$408,372	(11)	(1,146)	(23,518)	$383,697

(DOLLARS IN THOUSANDS)	Reconciliation of Operating Profit
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Operating profit	$459,032	473	1,901	2,035	23,518	(2,998)	483,961

(DOLLARS IN THOUSANDS)	Reconciliation of Net Income
	Reported (GAAP)	Restructuring and Other Charges (a)	Operational Improvement Initiative Costs (b)	Acquisition Related Costs (c)	Legal Charges/Credits (d)	Gain on Sale of Asset (e)	Adjusted (Non-GAAP)
Income before taxes	$420,337	473	1,901	2,035	23,518	(2,998)	$445,266
Taxes on income (f)	$95,223	90	475	542	8,339	(666)	$104,003
Net income	$325,114	383	1,426	1,493	15,179	(2,332)	$341,263
____________________
(a) Accelerated depreciation related to restructuring activities.
(b) Accelerated depreciation and severance costs in Hangzhou, China.
(c) Expense related to the amortization of inventory step-up, included in Cost of goods sold, and additional transaction costs related to the acquisitions of Lucas Meyer and David Michael, included in Selling and administrative expenses.

(d) Legal charges related to litigation accrual partially offset by a favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.
(e) Principally related to gain on sale of property in Europe.
(f) The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred. For the first nine months of 2016, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

B. Foreign Currency Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Operating Profit:
% Change - Reported (GAAP)	27%	(21)%	(1)%		(2)%
Items impacting comparability (1)	(16)%	13%	5%		3%
% Change - Adjusted (Non-GAAP)	11%	(8)%	4%		—%
Currency Impact	(4)%	4%	2%		3%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	7%	(4)%	5%	*	3%
_______________________
(1) Includes $9.6 million of acquisition-related costs, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and $26.7 million related to legal charges, operational improvement initiative, acquisition-relation and restructuring costs which were partially offset by gains on sales of fixed assets for the three months ended September 30, 2017 and September 30, 2016, respectively. Includes $48.4 million consisting of acquisition-related costs, costs associated with product recalls, legal charges, tax assessment, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets and excludes charges of $24.9 million related to legal charges, acquisition-related, operational improvement initiative and restructuring costs which more than offset gains on sales of fixed assets for the nine months ended September 30, 2017 and September 30, 2016, respectively.
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

C. Acquisition Related Intangible Asset Amortization

The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN MILLIONS)	2017	2016	2017	2016
Amortization Expense:
PowderPure	$0.6	$—	$1.2	$—
Fragrance Resources	1.6	—	4.4	—
David Michael	1.1	—	2.9	—
Lucas Meyer	2.0	2.0	5.8	6.3
Ottens Flavors	1.6	1.6	4.7	4.8

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Other
As previously disclosed, we entered into a settlement agreement with ZoomEssence, Inc. during the second quarter of 2017. For additional information on the matter, refer to Part I, Item 3 of our Annual Report filed on Form 10-K for the period ended December 31, 2016 and Part II, Item 1 of our Quarterly Reports on Forms 10-Q for the periods ended March 31, 2017 and June 30, 2017.
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

In December 2012, the Board of Directors authorized a $250 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. No shares were repurchased during the three months ended September 30, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program, approximately 0.4 million shares, or 0.5% of shares outstanding (based on the market price and shares outstanding as of September 30, 2017) could be repurchased under the program as of September 30, 2017. In November 2017, the Board of Directors approved an additional $300 million share repurchase authorization and extension through December 31, 2022.

Item 6. Exhibits

3(ii)	Bylaws of International Flavors & Fragrances Inc., effective as of August 1, 2017, incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on August 1, 2017.
12	Statement re: Computation of Ratios
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EXHIBIT INDEX

Number	Description
12	Statement re: Computation of Ratios
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INTERNATIONAL FLAVORS & FRAGRANCES INC.

Dated:	November 6, 2017	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 6, 2017	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer