Form 10-K
period 2017-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2018-02-27
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,661,701,005 as of June 30, 2017.
As of February 15, 2018, there were 78,927,638 shares of the registrant’s common stock, par value 12  1/2¢ per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2018 Annual Meeting of Shareholders (the “IFF 2018 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
When used in this report, the terms “IFF,” “the Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc., and its subsidiaries.

ITEM 1.	BUSINESS.
We are a leading innovator of sensory experiences that move the world. We co-create unique products that consumers taste, smell, or feel in fine fragrances and beauty, detergents and household goods, and food and beverages. Our approximately 7,300 team members globally take advantage of our capabilities in consumer insights, research and product development (“R&D”), creative expertise and customer intimacy to partner with our customers in developing innovative and differentiated offerings for consumer products. We believe that our collaborative approach will generate market share gains for our customers.
Our international presence positions us to serve both our global customers and the increasing number of regional and high-end and middle-market specialty consumer goods producers. We operate thirty-seven manufacturing facilities and sixty-nine creative centers and application laboratories located in thirty-seven different countries. We partner with our customers to develop over 46,000 products that are provided to customers in approximately 162 countries.
We principally compete in the flavors and fragrances market, which is part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. The broader market includes large multi-national companies and smaller regional and local participants that supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, and an increase in the variety of, consumer products containing flavors and fragrances. Management estimates that in 2017 the flavors and fragrances market was approximately $24.8 billion, and forecasted to grow approximately 2-3% by 2021, primarily driven by expected growth in emerging markets.
In 2017, we achieved sales of approximately $3.4 billion, making us one of the top four companies in the global flavors and fragrances sub-segment of the broader consumer products ingredients and compounds market. We believe that our global presence, diversified business platform, broad product portfolio and global and regional customer base position us to achieve long-term growth as the flavors and fragrances markets expand.
We operate in two business segments, Flavors and Fragrances. In 2017, our Flavors business represented 48% of our sales, while our Fragrances business represented 52% of sales. Our business is geographically diverse, with sales to customers in the four regions set forth below:

Region	% of 2017 Sales
Europe, Africa, Middle East	31%
Greater Asia	27%
North America	27%
Latin America	15%
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
We have operated in some of the largest emerging markets for multiple decades. As a result of these established operations, sales in emerging markets represented 48% of 2017 sales and 51% of 2016 sales. As our customers seek to grow their businesses in emerging markets, we provide them the ability to leverage our long-standing international presence and extensive market knowledge to help drive their brands in these markets. To stay competitive in our industry, we must adapt to rapidly shifting consumer preferences and customer demands. We believe our consumer insights and customer relationships help to drive innovation that benefits us and our customers. During 2017, our 25 largest customers accounted for 50% of our sales. Sales to our largest customer across all end-use categories accounted for 11% to 12% of our sales for each of the last three fiscal years. These sales were principally in our Fragrances business.

For financial information about our operating segments and the geographic areas in which we do business, please see Note 13 of our Consolidated Financial Statements included in this Form 10-K.
Vision 2020 Strategy
We continued to execute against the four pillars of our Vision 2020 strategy originally announced in 2015 and refreshed in 2017, which focuses on building differentiation and accelerating growth to create shareholder value:

(1)
Innovating Firsts - We seek to strengthen our position by driving differentiation in priority R&D platforms across both businesses. In 2017, we launched three captive fragrance molecules and three new flavor modulators. We achieved continued growth of our sweetness and savory modulation portfolio sales and encapsulated-related sales. We also launched Re-Imagine, a program to accelerate flavor innovation and increase agility to capture unmet opportunities in the changing food and beverage market.

(2)
Winning Where We Compete - Our goal is to achieve a #1 or #2 market leadership position in key markets and categories and with specific customers. In 2017, we grew our sales in both our Flavors and Fragrances businesses in North America and the Middle East and Africa, geographic area we targeted for growth. We also created Tastepoint by IFF, designed to leverage our expertise in and to service the middle-market customer in North America, and opened an expanded facility in Cairo, Egypt to support our regional focus on growth in the Middle East and Africa.

(3)
Becoming Our Customers' Partner of Choice - Our goal is to attain commercial excellence by providing our customers with in-depth, local consumer understanding, industry-leading innovation, outstanding service and the highest quality products. In 2017, we introduced IFF Taste Design, a combination of artisanal, handcrafted techniques and proprietary technologies that drive consumer preference and market differentiation. In addition, we were rated gold by EcoVadis for sustainability, received an “A” rating and were awarded leadership status for our climate change and an "A-" for water management strategy by CDP.

(4)
Strengthening and Expanding the Portfolio - We actively pursue value-creation through partnerships, collaborations, and acquisitions within flavors, fragrances and adjacencies. We prioritize opportunities that provide (i) access to new technologies, (ii) the ability to increase our market share in key markets and with key customers or (iii) access to adjacent products or services that will position us to leverage our expertise in science and technology and our customer base. During 2017, we acquired Fragrance Resources to further improve our market position with regional customers in specialty fine fragrances, and PowderPure to further expand product offerings of clean label flavors solutions. We also became the first sensorial innovator of flavors, fragrances and cosmetic actives to join the MIT Media Lab, a leader in research and technologies that transform the everyday for consumers around the world.

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

We continue to build upon our strengths and to focus on addressing industry trends that will allow us to differentiate ourselves from our competitors and deliver accelerated growth consistent with our Vision 2020 strategy. These trends include:

•
Continued Consumer Demand for Fresh, Clean and Authentic Products. Consumers in developed markets increasingly want to make food choices that promote a healthy lifestyle and are moving towards products with “all natural” or healthier ingredients. In addition, consumers, non-governmental organizations and governmental agencies are seeking more transparency in product labeling. In response, many of our customers are announcing initiatives to provide “clean label” products (products that do not include any artificial ingredients). As a result of these trends, we believe our Vision 2020 strategy’s focus on innovation, including our modulation technology, delivery systems and our naturals and proprietary ingredients will help our customers address changing consumer demands. In 2017, we acquired PowderPure, a company that used a specialized drying technology to create all-natural flavors by eliminating water while leaving the taste, nutrition and color matrix intact.

•
Expansion of Consumer Food Companies. The number of participants in the food industry continues to expand, with mid-sized regional companies and companies focused on niche-product categories joining the traditional global companies to drive and accelerate product innovation. As a result, larger food and beverage companies are seeing slower growth than in previous years. We continue to look for innovative and value-creating methods for serving this growing customer base. In 2017, we announced the creation of Tastepoint by IFF, representing the collaboration of Ottens Flavors and David Michael, a program designed to service the middle-market customer in North America by providing the approach of a smaller company, backed by expertise traditionally reserved for companies with a more global reach.

Fragrances
Our Fragrances business derives revenue from two sources, Fragrance Compounds and Ingredients.
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries. Our Fragrance ingredients business is a vertically integrated operation, originating with the development in our research laboratories of naturals, synthetic and proprietary molecules and innovative delivery systems, progressing to our manufacturing facilities that produce these ingredients in a consistent, high-quality and cost-effective manner and transitioning to our creative centers and application laboratories where our perfumers partner with our customers to create unique fragrance compounds for use in a variety of end-use products. We also produce cosmetic active and functional ingredients for use in cosmetics.
By providing our fragrance development teams with an extensive portfolio of innovative, high-quality and effective ingredients to support their creativity, we are able to provide our customers with a unique identity for their brands. These ingredients or fragrance compounds can then be combined with our innovative delivery systems, including our proprietary encapsulation technology, which consists of individual fragrance droplets coated with a protective polymeric shell to deliver superior fragrance performance throughout a product's lifecycle. These delivery systems are key differentiators in the growth of our consumer fragrance compounds.
Fragrance Compounds. Fragrance Compounds are unique and proprietary combinations of multiple ingredients that are ultimately used by our customers in their consumer goods. Our creative and commercial teams within Fragrance Compounds are organized into two broad categories, Fine Fragrances and Consumer Fragrances.

(1)
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

(2)	Consumer Fragrances - Our Consumer Fragrances include five end-use categories of products:

i.	Fabric Care - laundry detergents, fabric softeners and specialty laundry products;

ii.	Home Care - household cleaners, dishwashing detergents and air fresheners;

iii.	Personal Wash, including bar soap and shower gel;

iv.	Hair Care; and

v.	Toiletries.
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
With approximately 1,300 separate fragrance and active and functional cosmetic ingredients, plus additional botanicals and delivery systems, we believe we are a leader in the industry with the breadth of our product portfolio.
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

(2)
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

(3)
Transparency in Labeling. As consumers worldwide seek to require transparency in labeling, our customers will progressively seek to differentiate their products through proprietary molecules. A major emphasis of our research program is the creation of new proprietary molecules and ingredients.

Research and Product Development Process
Consumer Insights
We believe that the first step to creating a unique scent or taste experience begins with gaining insight into the consumer. By developing a deep understanding of what consumers value and prefer, we are better able to focus our R&D and creative efforts. Our quest to bring innovative, exciting, and winning ideas to our clients begins with insight into the consumer.
Our consumer insight and marketing teams work tirelessly interpreting trends, monitoring product launches, analyzing quantitative market data, and conducting numerous consumer interviews annually. Our sensory experts direct research programs exploring topics such as fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling, and tingling), the genetic basis for flavor and fragrance preference, and the effects of aromas on mood, performance, health, and well-being.
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
Research and Development
We consider our R&D infrastructure to be one of our key competencies and we focus and invest substantial resources in the research and development of new and innovative molecules, compounds, formulas and technologies and the application of these to our customers’ products. We spend approximately 8% of our sales on the research, development and implementation of new molecules, compounds and technologies that help our customers respond to changing consumer preferences. Using the knowledge gained from our Consumer Insights program, we strategically focus our resources around key R&D platforms that address consumer needs or preferences, or anticipate future preferences. By aligning our resources around these platforms, we ensure the proper support and focus for each program so that it can be further developed and eventually accepted for commercial application. As a result of this investment, we have been granted 341 patents in the United States since 2000, including twenty-seven in 2017, and we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.
We principally conduct our R&D activities in Union Beach, New Jersey, where we employ scientists and application engineers who collaborate with our five other R&D centers around the world, to support the:

•	discovery of new materials;

•	development of new technologies, such as delivery systems;

•	creation of new compounds; and

•	enhancement of existing ingredients and compounds.
As of December 31, 2017, we employed about 1,600 people globally in R&D activities. We spent $286.0 million, $254.3 million and $246.1 million, or approximately 8.4%, 8.2% and 8.1% of sales in 2017, 2016 and 2015, respectively, on R&D activities.
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
The development of new and customized flavor and fragrance compounds is a complex process calling upon the combined knowledge of our scientists, flavorists and perfumers. Scientists from various disciplines work in project teams with flavorists and perfumers to develop flavor and fragrance compounds with consumer preferred performance characteristics. The development of new flavor and fragrance compounds requires (i) an in-depth knowledge of the flavor and fragrance characteristics of the various ingredients we use, (ii) an understanding of how the many ingredients in a consumer product interact and (iii) the creation of controlled release and delivery systems to enhance flavor and fragrance performance. To facilitate this process, we have a scientific advisory board that provides external perspectives and independent feedback on our R&D and sustainability initiatives.
In 2017, we launched Re-Imagine, a multi-tiered program to accelerate innovation and increase agility to capture unmet opportunities in the changing food and beverage market. Based on a combination of future trends analysis, consumer insights, and a modernized cross-category development process, the program guides our research and development efforts to ensure an innovation pipeline that addresses evolving consumer needs and desires.
Creative Application
We also have a network of sixty-nine creative centers and application laboratories around the world where we create or adapt the basic flavors or fragrances that we have developed in the R&D process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer insights and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the sensory experiences that our customers are seeking in order to satisfy consumer demands in each of their markets.
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
Procurement
In connection with the manufacture of compounds, we use natural ingredients and, primarily in our fragrance compounds, synthetic ingredients. We purchase approximately 11,000 different raw materials from about 3,000 domestic and international suppliers and distributors. Approximately half of the materials we purchase are naturals or crop-related items and the other half are synthetics and chemicals. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals that are responsible for the fragrance or flavor of the natural product. Natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others are used after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.
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
Manufacturing and Distribution
We have thirty-seven manufacturing sites around the world that supports more than 46,000 products. Our major manufacturing facilities are located in the United States, the Netherlands, Spain, Great Britain, Indonesia, Turkey, Brazil, Mexico, China, India, and Singapore. Our supply chain initiatives in developing markets are focused on increasing capacity and investments in key technologies. Within our more mature markets, we tend to focus on consolidation and cost optimization as well as implementing new technologies. In addition to our own manufacturing facilities, we develop relationships with third parties, including contract manufacturing organizations that permit us to expand access to the technologies, capabilities and capacity that we need to better serve our customers.
Based on the regional nature of the Flavors business and the concerns regarding the fragile nature of transporting raw materials, we have established smaller manufacturing facilities in our local markets that are focused on local needs. Products within the Fragrances business are typically composed of compounds that are more stable and more transportable around the world. Consequently, we have fewer manufacturing facilities within our Fragrances business, which produce compounds and ingredients for global distribution.
In 2017, we continued to invest in our facilities. Major capital projects included the construction of a second Flavors compounding site in China, breaking ground on a new Flavors and Fragrances plant in India as well as completing the relocation of one of our Fragrance Ingredients plants to a new site in Jiande, China. In addition, we reached an agreement to relocate our other Fragrance Ingredients facility in China from Hangzhou to the Jiande site by 2020.
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
In 2017, we joined Food Reform for Sustainability and Health (FReSH), a project of the World Business Council For Sustainable Development designed to improve the health of people and the planet by recalibrating the global systems of consumption, transportation, production and agriculture. Our participation in the food loss and waste work stream is aligned with our strategy that calls for developing regenerative products using circular economy principles. We also partnered with Mars Wrigley Confectionery to enhance the livelihoods of farmers in India while securing our supply chain of high-quality natural mint. In addition, we were named by CDP to the Climate "A" list for the third consecutive year for our leadership in carbon management. CDP also awarded us leadership status for our water management strategy. In addition, we maintained "Gold" status with an EcoVadis score of 72 out of 100 points, placing us in the top 1% of suppliers in the industry segment. The EcoVadis platform promotes increased focus on sustainable performance throughout the supply chain, emphasizing the environment, fair labor and fair business practices.
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
We believe that our ability to compete successfully in the flavors and fragrances sub-market is based on (1) our in-depth understanding of consumers, (2) innovation, arising from the creative skills of our perfumers and flavorists and the technological advances resulting from our research and development activities, (3) our ability to create products which are tailor-made for our customers’ needs, (4) developing strong customer intimacy, (5) driving efficiency in all that we do, (6) quality products, and (7) our broad-based regulatory capabilities.
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

Employee Relations
At December 31, 2017, we had approximately 7,300 employees worldwide, of whom approximately 1,800 are employed in the United States. We believe that relations with our employees are good.
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
You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC in the United States at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Board of Directors are posted on the Investor Relations section of our website, www.iff.com.
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).
Executive Officers of Registrant
The current executive officers of the Company, as of February 27, 2018, are listed below.

Name	Age	Position
Andreas Fibig	56	Chairman of the Board and Chief Executive Officer
Richard A. O'Leary	57	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	55	Group President, Fragrances
Matthias Haeni	52	Group President, Flavors
Gregory Yep	53	Executive Vice President, Chief Global Scientific & Sustainability Officer
Susana Suarez-Gonzalez	48	Executive Vice President, Chief Human Resources Officer
Anne Chwat	58	Executive Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	49	Executive Vice President, Operations
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
Susana Suarez-Gonzalez has served as our Executive Vice President, Chief Human Resources Officer since November 2016. Prior to joining our Company, Ms. Gonzalez was Senior Vice President Global Operations & Centers Expertise, Human Resources of Fluor Corporation from 2014 to 2016, and was responsible for the global execution of HR services as well as all corporate HR functions, encompassing global benefits, compensation, talent development, recruiting and human resources information systems. Ms. Gonzalez began her career at Fluor in 1991, and during her 25 years with the company, she held various leadership positions across several business groups and functions including construction, marketing, sales, project engineering and human resources.
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

Consolidation of our competitors may exacerbate these risks. With our entry into cosmetic ingredients, we may face greater competition-related risks in this market than with our core historic flavor and fragrances businesses.
Competition in our business is based on innovation, product quality, regulatory compliance, pricing, quality of customer service, the support provided by marketing and application groups, and understanding of consumers. It is difficult for us to predict the timing, scale and success of our competitors’ actions in these areas. In particular, the discovery and development of new flavors and fragrance compounds and ingredients, protection of the Company’s intellectual property and development and retention of key employees are critical to our ability to effectively compete in our business. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending, and this could have an adverse impact on sales and profitability.
If we are unable to provide our customers with innovative, cost-effective products that allow them to achieve their own profitability expectations, our sales and results of operations will suffer.
During 2017, our 25 largest customers accounted for 50% of our sales, and the largest customer across all end-use categories accounted for 11% to 12% of our sales for each of the last three fiscal years. Loss of or a reduction in sales to our largest customer or any of our other large customers for an extended period of time could adversely affect our business or financial results.
Large multi-national customers, and increasingly, middle-market customers are unilaterally limiting the number of their suppliers or rationalizing the number of products that they offer to increase their margins and profitability. As part of these initiatives, these customers are creating “core lists” of suppliers and giving these “core lists” suppliers priority for new or modified products. Recently, these customers are making inclusion on their “core lists” contingent upon a supplier providing more favorable commercial terms which may adversely affect our margins. These and other profitability initiatives being pursued by our customers reduce the market opportunity for which we compete and subject the volume and pricing of the remaining suppliers to downward pressure. To be successful in this competitive environment, we must continue to make investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, deliver products that contribute to our customers’ profitability, provide effective customer service and offer competitive cost-in-use solutions to secure and maintain inclusion on certain “core lists” and our share of our customers’ purchases. If we are unable to do so, it could adversely impact our future results of operations.
We may not successfully develop and introduce new products that meet our customers’ needs, which may adversely affect our results of operations.
Our ability to differentiate ourselves and deliver growth in line with our Vision 2020 strategy largely depends on our ability to successfully develop and introduce new products and product improvements that meet our customers’ needs, and ultimately appeal to consumers. Innovation is a key element of our ability to develop and introduce new products. We cannot be certain that we will be successful in achieving our innovation goals, such as the development of new molecules, new and expanded delivery systems and other technologies. We currently spend approximately 8% of our sales on research and development; however, such investments may only generate future revenues to the extent that we are able to develop products that meet our customers’ specifications, are at an acceptable cost and achieve acceptance by the targeted consumer market. Furthermore, there may be significant lag times from the time we incur R&D costs to the time that these R&D costs may result in increased revenue. Consequently, even when we “win” a project, our ability to generate revenues as a result of these investments is subject to numerous customer, economic and other risks that are outside of our control, including delays by our customers in the launch of a new product, the level of promotional support for the launch, poor performance of our third-party vendors, anticipated sales by our customers not being realized or changes in market preferences or demands, or disruptive innovations by competitors.

A disruption in our manufacturing operations or our supply chain could adversely affect our business and financial results.
As a company engaged in research and development, manufacturing and distribution on a global scale, we and our suppliers are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, disruption or loss of key research or manufacturing sites, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, international conflicts, terrorist acts and other external factors over which we have no control. While we operate research and development and manufacturing facilities throughout the world, many of these facilities are extremely specialized and certain of our facilities or certain suppliers are the sole source of a specific ingredient or product. If our research and development activities or the manufacturing of ingredients or products were disrupted, the cost of relocating or replacing these activities or reformulating these ingredients or products may be substantial, which could result in production or development delays or otherwise have an adverse effect on our margins, operating results and future growth.
A disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties, could adversely affect our business and financial results.
In connection with our manufacture of our fragrance and flavor compounds, we often rely on third party suppliers for ingredients and raw materials that are integral to our manufacture of such compounds. Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. In addition, our ingredient suppliers, similar to us, are subject to the risks inherent in manufacturing and distribution on a global scale, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, disruption or loss of key research or manufacturing sites, product quality control, safety and environmental compliance issues, licensing requirements and other regulatory issues, as well as natural disasters, international conflicts, terrorist acts and other external factors over which they have no control. These suppliers also could become insolvent or experience other financial distress. For example, a fire at the manufacturing facility of BASF Group ("BASF"), one of our suppliers, in 2017 caused them to declare a force majeure and has resulted in a disruption of the availability of certain ingredients used in some of our fragrance and flavor compounds. If our suppliers are unable to supply us with sufficient ingredients and raw materials to meet our needs, we would need to seek alternative sources of such materials or pursue our own production of such ingredients or direct acquisition of such raw materials. However, for certain of our raw ingredients and raw materials we rely on a limited number of suppliers where there are not readily available alternatives. If we are unable to obtain or manufacture alternative sources of such ingredients or raw materials at a similar cost, we would seek to (i) reformulate our compounds and/or (2) increase pricing to reflect the higher supply cost. However, if we are not able to successfully implement any of these alternatives, we could experience disruptions in production, increased cost of sales and a corresponding decrease in gross margin or reduced sales if our competitors were able to more successfully adjust to such market disruption. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to successfully identify and complete sufficient acquisitions to meet our Vision 2020 strategy, and even if we are able to do so, we may not realize the anticipated benefits of these acquisitions.
As part of our Vision 2020 strategy, we intend to add between $500 million and $1.0 billion of sales growth through acquisitions within the flavors and fragrances industries and adjacencies. Since 2015, we have completed five acquisitions which align with this strategic objective, most recently acquiring Fragrance Resources, a privately-held fragrance company, and PowderPure, a producer capable of providing clean label flavor solutions, in 2017.
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
Even if we complete an acquisition, we may not realize the anticipated benefits of such acquisition. Our recent acquisitions have required, and any similar future transactions may also require, significant efforts and expenditures, including with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

•	diversion of management attention from managing our historical core business;

•	potential disruption of our historical core business or of the acquired business;

•	the strain on, and need to continue to expand our existing operational, technical, financial and administrative infrastructure;

•	challenges related to the lack of experience in operating in the geographical or product markets of the acquired business;

•	challenges in controlling additional costs and expenses in connection with and as a result of the acquisition;

•	difficulties in assimilating employees and corporate cultures or in integrating systems and controls;

•	difficulties in anticipating and responding to actions that may be taken by competitors;

•	difficulties in realizing the anticipated benefits of the transaction;

•	potential loss of key employees, key customers, suppliers or other partners of the acquired business; and

•	the assumption of and exposure to unknown or contingent liabilities of acquired businesses.
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
We rely on information technology systems, including some managed by third-party providers, to conduct business and support our business processes, including product formulas, product development, sales, order processing, production, distribution, internal communications and communications with third parties throughout the world, processing transactions, summarizing and reporting results of operations, complying with regulatory, tax or legal requirements, and collecting and storing customer, supplier, employee and other stakeholder information. These systems may be susceptible to disruptions or outages due to fire, floods, power loss, telecommunications failures, natural disasters, cyber-attacks, failed upgrades or other similar events, or due to the poor performance of third-party providers. An effective response to disruptions will require effort and diligence on the part of our employees and third-party providers to avoid any adverse impact to our business. In addition, our systems and proprietary data stored electronically may be vulnerable to computer viruses, cybercrime, computer hacking and similar information security breaches, which in turn could result in the unauthorized release or misuse of confidential or proprietary information about our business (including, but not limited to, the trade secrets upon which we rely to protect our proprietary fragrance and flavor formulations), employees, or customers, and disrupt our operations. Depending on their nature and scope, these threats could potentially lead to improper use of our systems and networks, manipulation and destruction of data or product non-compliance. The occurrence of any of these events could disrupt our business and have a material adverse effect on our sales, subject us to increased operating costs, damage our reputation and expose us to litigation or regulatory proceedings.
If we are unable to successfully market to our expanding and decentralized Flavors customer base, our operating results and future growth may be adversely affected.
The industries in which our Flavors customers operate are expanding and becoming increasingly decentralized. Our historical customer based was primarily comprised of large food and beverage companies, which have faced, in recent years, growing competition from mid-size regional companies and companies focused on niche-product categories driving and accelerating product innovation. In connection with Vision 2020, we identified serving these clients as a key element of our business strategy and invested in this strategy through the acquisition of Ottens Flavors and David Michael. In 2017, we announced the creation of Tastepoint by IFF, designed to service the middle-market customer in North America which is focused on servicing customers with the “can-do” approach of a smaller company backed by expertise traditionally reserved for companies with a more of a global reach. However, if we are unable to successfully implement this strategy or gain market share with this growing customer base, our future growth could be adversely affected.
Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
We must continually anticipate and react, in a timely and cost-effective manner, to changes in consumer preferences and demands, including changes in demand driven by increasing awareness of health and wellness and demands for transparency with respect to product ingredients. Consumers, especially in developed economies such as the United States and Western Europe, are shifting away from products containing artificial ingredients to all natural, healthier alternatives. In addition, there has been a growing demand by consumers, non-governmental organizations and, to a lesser extent, governmental agencies to provide more transparency in product labeling and our customers have been taking steps to address this demand, including by voluntarily providing product-specific ingredients disclosure. These two trends could affect the types and volumes of our flavors and fragrances that our customers include in their product offerings. If we are unable to react to or anticipate these trends in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
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
As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to expand our business in these markets. In addition to the currency and international operation risks described below, our operations in these markets may be subject to a variety of other risks. Emerging markets typically have a consumer base with limited or fluctuating disposable income and customer demand in these markets may fluctuate accordingly. As a result, decrease in customer demand in emerging markets may have an adverse effect on our ability to execute our growth strategy. In addition, emerging markets may have weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization or other government actions that may affect taxes, subsidies and incentive programs and the flow of goods and currency. In conducting our business, we move products from one country to another and may provide services in one country from a subsidiary located in another country. Accordingly, we are vulnerable to abrupt changes in trade, customs and tax regimes in these markets that may have significant negative impacts on our financial condition and operating results.
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
We operate on a global basis, with manufacturing and sales facilities in the United States, Europe, Africa, the Middle East, Latin America, and Greater Asia. During 2017, 75% of our net sales were to customers outside the United States and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:

•
governmental laws, regulations and policies adopted to manage national economic and macroeconomic conditions, such as increases in taxes, austerity measures that may impact consumer spending, monetary policies that may impact inflation rates, currency fluctuations and sustainability of resources;

•
changes in environmental, health and safety regulations, such as the continued implementation of the European Union’s REACH regulations and similar regulations that are being evaluated and adopted in other markets, and the burdens and costs of our compliance with such regulations;

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
Economic uncertainty may adversely affect demand for consumer products using flavors and fragrances and this may have a negative impact on our operating results and future growth.
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
It is currently anticipated that these challenging economic uncertainty will continue to affect certain of our markets during 2018 which could adversely affect our sales, profitability and overall operating results.
Our success depends on attracting and retaining talented people within our business. Significant shortfalls in recruitment or retention could adversely affect our ability to compete and achieve our strategic goals.
Attracting, developing, and retaining talented employees, including our perfumers and flavorists, is essential to the successful delivery of our products and success in the marketplace. Furthermore, as we continue to focus on innovation, our need for scientists and other professionals will increase. Competition for all these types of employees can be intense. The ability to attract and retain talented employees is critical in the development of new products and technologies which is an integral component of our growth strategy. However, we may not be able to attract and retain such employees in the future. If we experience significant shortfalls in recruitment or retention, our ability to effectively compete with our competitors and to grow our business could be adversely affected.

Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, which could adversely affect our operating results and future growth.
Our business operations and properties are subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to close or relocate one or more of our production facilities, administrative, civil and criminal penalties, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. For example, in 2015 Chinese authorities notified us of compliance issues pertaining to the emission of odors from several of our plants in China and, consequently, we invested approximately $6.5 million in odor-abatement equipment at these facilities and have located a site for construction of a second flavors manufacturing facility in China, with an estimated cost of $45 million. We have also recently completed negotiations with the Chinese government concerning the relocation of a second Fragrance facility in China. Idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues reoccur in China or occur or in any other jurisdiction, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows from operations may be adversely affected.
Our ongoing optimization of our manufacturing facilities may not be as effective as we anticipate, and we may fail to realize the expected cost savings and increased efficiencies.
As part of our strategy, we seek to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth and technology needs. Many of our facilities are located in close proximity to our customers in order to minimize both our customers’ and our own costs. However, we may not have sufficient demand to utilize all of our production capacity and may be required to ship excess products to other regions in which we operate, which will increase our costs and decrease our margins. To operate more efficiently and control costs, from time to time, we also execute rationalization activities, which include manufacturing facility consolidations. For example, we are in the midst of relocating our Flavors facility in Hangzhou, China, constructing a new facility in Indonesia and expect to begin relocating a Fragrance facility in China. We also recently broke ground on a new Flavors and Fragrances facility in India. The spending associated with these projects may result in capital spending above previous expectations. Our ability to realize anticipated cost savings, synergies and revenue enhancements from these activities may be affected by a number of factors and may pose significant risks, including:

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
We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. Historically, we have experienced a considerable amount of price volatility in natural products that represent approximately half of our raw material purchases, and we expect this volatility to continue in the near future. For example, during and in 2017 we experienced increases in the prices of certain naturals, including citrus and vanilla. Availability and pricing of these natural products can be impacted by crop size and quality, weather, alternative land use, and other factors which we cannot control.

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
Gaps in our operational processes or those of our suppliers could adversely affect the quality of our finished products, subject us to a recall and result in a regulatory non-compliance event. For instance, we may be required to recall certain of our products should they be mislabeled, contaminated or damaged, and certain of our raw materials could be blocked from entering a country if they are subject to import alerts. Product non-compliance events could subject us to customer claims, recalls, penalties, litigation costs and settlements, remediation costs or loss of sales. As our flavors and fragrance compounds and ingredients are used in many products intended for human use or consumption, these consequences would be exacerbated if we or our customer did not identify the defect before the product reaches the consumer and there was a resulting impact at the consumer level. Such a result could lead to potentially large scale adverse publicity, negative effects on consumer's health, recalls and potential consumer litigation. In addition, if we do not have adequate insurance or contractual indemnification from suppliers or other third parties, or if insurance or indemnification is not available, the liability relating to product or possible third-party claims arising from defective products could adversely affect our business, financial condition or results of operations. Furthermore, adverse publicity about our products, or our customers' products that contain our ingredients, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to utilize significant resources to rebuild our reputation.
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
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets and goodwill. As of December 31, 2017, we had recorded approximately $1.6 billion of intangible assets and goodwill including goodwill and intangible assets related to our acquisitions. Long-lived assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually. Indicators such as under performance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, unanticipated competitive activities, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. To the extent any of our acquisitions do not perform as anticipated, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
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
The recently adopted US tax legislation may result in additional tax liabilities that may affect our future results and profitability.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations. The Tax Act impacted our consolidated results of operations during the 2017 fourth quarter and is expected to continue to impact our consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required us to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the Tax Act that impact future tax years are still being assessed. Any material revisions in the Company's computations could adversely affect its cash flows and results of operations.
In future periods, we expect that our effective tax rate will be impacted by the lower U.S. corporate tax rate that will initially be offset by the elimination of the deductibility of performance based incentive compensation, and other provisions of the Tax Act that may impact us prospectively. However, the ultimate impact of the Tax Act will depend on additional regulatory or accounting guidance that may be issued with respect to the Tax Act and any operating and structural changes that we may undertake to permit us to benefit from the new, lower U.S. tax rate prospectively. This could adversely affect our results of operations.
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
The United Kingdom’s expected departure from the European Union in 2019 could have an adverse effect on us.
In June 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union, commonly referred to as “Brexit” and negotiations are underway to determine the terms of the U.K.’s withdrawal from the European Union. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect us. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal properties are as follows:

Location	Operation
United States
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of fragrance compounds, and cosmetic ingredients.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.
Netherlands
Hilversum	Flavor and fragrance laboratories, and administrative offices.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarló	Production of fragrance ingredients.
Egypt
Cairo	Production of flavor compounds and manufacturing.
Argentina
Garin	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.
China
Guangzhou(3)	Production of flavor compounds.
Guangzhou(3)	Production of fragrance compounds.
Shanghai(4)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(3)	Production of fragrance ingredients.

Location	Operation
Indonesia
Jakarta	Production of flavor compounds and ingredients; flavor and fragrance laboratories.

Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.

Singapore
Jurong(4)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.

Turkey
Gebze	Production of flavor compounds.

Israel
Kibbutz Givat-Oz(3)	Production of fragrance ingredients.

Germany
Hamburg	Production of fragrance compounds.
_______________________

(1)	Leased.

(2)	We have a 93.4% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building, machinery and equipment are owned.

(4)	Building is leased and machinery and equipment are owned.

(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.
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
We have been identified as a PRP at eight facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our potential liability on at least a quarterly basis. We accrue for environmental liabilities when they are probable and estimable. We estimate our share of the total future cost for these sites to be less than $5.0 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is traded principally on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock, and the cash dividends we paid per share for each quarterly period in 2017 and 2016:

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$136.89	$139.73	$145.01	$155.44	$122.38	$131.30	$143.43	$143.64
Low	115.26	128.98	131.69	144.47	97.24	114.65	124.77	116.64
Dividends declared per share	0.64	0.64	0.69	0.69	0.56	0.56	0.64	0.64
Our current intention is to return 50%-60% of adjusted Net Income through a combination of dividends and share repurchases; however, the payment of dividends and share repurchases is determined by our Board of Directors (“Board”) at its discretion based on various factors, and no assurance can be provided as to future dividends.
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 15, 2018
Common stock, par value 12 1/2¢ per share	1,735
Issuer Purchases of Equity Securities.
The table below reflects shares of common stock we repurchased during the fourth quarter of 2017.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
October 1 - 31, 2017 (1)	—	$—	—	$56,087,164
November 1 - 30, 2017 (2)	19,144	150.40	19,144	297,120,829
December 1 - 31, 2017 (2)	12,901	153.42	12,901	295,141,499
Total	32,045	$151.61	32,045	$295,141,499

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

(2)
Shares were repurchased pursuant to the repurchase program originally announced in December 2012, amended in August 2015 and further amended in November 2017 (i) to approve an additional $250 million to be added to the approximately $50 million remaining from the first amended program, thus increasing to $300 million total purchase price of shares that may be repurchased under the program and (ii) to extend the program through November 1, 2022. Authorization of the repurchase program may be modified, suspended, or discontinued at any time.

Performance Graph.
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; and (iii) a customized Peer Group. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2012.
SOURCE: S&P Capital IQ

Due to the international scope and breadth of our business, we believe that a Peer Group comprising international public companies, which are representative of the customer group to which we sell our products, is the most appropriate group against which to compare shareholder returns. See the table below for the list of companies included in our Peer Group.

Peer Group Companies
Avon Products, Inc.	Hormel Foods Corporation
Campbell Soup Company	Kellogg Company
Church & Dwight Co., Inc.	The Estée Lauder Companies Inc.
The Clorox Company	McCormick & Company, Incorporated
The Coca-Cola Company	McDonald’s Corporation
Colgate-Palmolive Company	Nestle SA
ConAgra Brands, Inc.	PepsiCo, Inc.
Edgewell Personal Care Company(1)	The Procter & Gamble Company
General Mills, Inc.	Revlon, Inc.
Heinz (HJ) Co.(1)	Sensient Technologies Corporation
The Hershey Company	Unilever N.V.
Hillshire Brands Co.(1)	YUM! Brands, Inc.

(1)
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
INTERNATIONAL FLAVORS & FRAGRANCES INC.
QUARTERLY FINANCIAL DATA
(UNAUDITED)
The following selected consolidated financial data is derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income (Loss) Per Share
	Net Sales		Gross Profit(a)		Net Income (Loss)(b)		Basic		Diluted(c)(d)
Quarter	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
First	$828,293	$783,312	$364,666	$360,209	$115,764	$118,603	$1.46	$1.48	$1.45	$1.47
Second	842,861	793,478	374,589	365,641	109,795	116,733	1.39	1.46	1.38	1.46
Third	872,940	777,001	382,056	346,268	110,261	89,777	1.39	1.13	1.39	1.12
Fourth	854,625	762,559	357,690	326,952	(40,155)	79,918	(0.51)	1.00	(0.51)	1.00
	$3,398,719	$3,116,350	$1,479,001	$1,399,070	$295,665	$405,031	$3.73	$5.07	$3.72	$5.05
 _______________________
* See the following chart for (a)-(c) footnote explanations.

Included in the above quarterly results are the following:

	Footnotes
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	Gross Profit (a)	Net Income(b)	Diluted EPS (c)	Description
Q1 2017
Operational Improvement Initiatives	621	466	0.01	Represents accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	5,301	5,650	0.07
Represents the amortization of inventory "step-up" related to the acquisitions of David Michael and PowderPure, included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure, included in Selling and administrative expenses.

Integration Related Costs	88	829	0.01	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
Tax Assessment	—	3,458	0.04	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
Restructuring and Other Charges, net	—	7,176	0.09	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	(14)	—	Represents gains on sale of assets.
CTA Realization	—	(12,214)	(0.15)	Represents the release of CTA related to the liquidation of a foreign entity.
Q2 2017
Operational Improvement Initiatives	445	334	—	Represents accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	5,606	4,806	0.06
Represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure, included in Selling and administrative expenses.

Integration Related Costs	98	488	0.01	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
Legal Charges/Credits, net	—	646	0.01	Represents additional charge related to litigation settlement.
Tax Assessment	—	(12)	—	Represents the reversal of a portion of the reserve for payment of a tax assessment related to commercial rent for prior periods.
Restructuring and Other Charges, net	—	866	0.01	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	(46)	—	Represents gains on sale of assets.
FDA Mandated Product Recall	3,500	2,262	0.03
Represents additional charges recognized to accrue for an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall of consumer products as a result of raw material received and identified by the Company as containing contamination.

Q3 2017
Operational Improvement Initiatives	407	305	—	Represents accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	5,147	3,487	0.04
Represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure, included in Selling and administrative expenses.

Integration Related Costs	131	428	0.01	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
Restructuring and Other Charges, net	—	2,237	0.03	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	(21)	—	Represents gains on sale of assets.
Q4 2017
Operational Improvement Initiatives	329	247	—	Represents accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	(194)	(68)
Represents the amortization of inventory "step-up" related to the acquisitions of David Michael and Fragrance Resources, included in Cost of goods sold and transaction costs related to the acquisitions of David Michael and Fragrance Resources, included in Selling and administrative expenses.

Integration Related Costs	163	1,102	0.01	Represents costs related to the integration of the David Michael.
Restructuring and Other Charges, net	—	3,967	0.05	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	(44)	—	Represents gains on sale of property in Brazil.
FDA Mandated Product Recall	7,500	4,848	0.06
Represents additional charges recognized to accrue for an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall of consumer products as a result of raw material received and identified by the Company as containing contamination.

UK Pension Settlement Charges	—	2,243	0.03	Represents pension settlement charges related to one of the Company's UK plans.
U.S. Tax Reform	—	139,172	1.76
Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017. The amount includes approximately $38.6 million related to adjustments to net deferred tax assets and $100.6 million related to a liability for taxes on deemed repatriation of earnings.

	Footnotes
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	Gross Profit (a)	Net Income(b)	Diluted EPS (c)	Description
Q1 2016
Operational Improvement Initiatives	$268	$201	$—	Accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	889	669	0.01	Expense related to the fair value step up of inventory and additional transaction costs related to the acquisition of Lucas Meyer.
Legal Charges/Credits, net	—	(1,044)	(0.01)	Amounts expected to be received related to the Spanish capital tax settlement.
Restructuring and Other Charges, net	101	82	—	Accelerated depreciation related to restructuring initiatives.
Q2 2016
Operational Improvement Initiatives	831	623	0.01	Accelerated depreciation in Hangzhou, China and severance costs in Guangzhou, China.
Acquisition Related Costs	—	315	—	Additional transaction costs related to the acquisition of Lucas Meyer.
Restructuring and Other Charges, net	182	147	—	Accelerated depreciation and severance costs related to restructuring initiatives.
Q3 2016
Operational Improvement Initiatives	791	602	0.01	Accelerated depreciation and dismantling costs in Hangzhou, China and severance costs in Guangzhou, China.
Acquisition Related Costs	—	510	0.01	Transaction costs related to the acquisition of David Michael.
Legal Charges/Credits, net	—	16,250	0.20	Legal charge related to litigation accrual.
Restructuring and Other Charges, net	190	154	—	Accelerated depreciation costs related to restructuring initiatives.
Q4 2016
Operational Improvement Initiatives	502	379	—	Accelerated depreciation, dismantling and idle labor costs in Hangzhou, China and the partial reversal of severance accruals related to prior year operational initiatives in Europe.
Acquisition Related Costs	6,759	6,586	0.08	Transaction costs related to the acquisition of David Michael and Fragrance Resources as well as expense related to the fair value step up of inventory on the David Michael acquisition.
Legal Charges/Credits, net	—	16,250	0.20	Legal charge related to litigation accrual.
Restructuring and Other Charges, net	185	(158)	—
Accelerated depreciation related to restructuring initiatives, severance costs related to the termination of a former executive officer and the partial reversal of restructuring accruals recorded in the prior year.

Gain on Sale of Assets	—	(5,160)	(0.06)	Gain from sale of property in Brazil.

(d)	The sum of the 2017 Net Income per diluted share by quarter does not equal the earnings per share for the full year due to rounding.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Statement of Income Data
Net sales	$3,398,719	$3,116,350	$3,023,189	$3,088,533	$2,952,896
Cost of goods sold(a)	1,919,718	1,717,280	1,671,590	1,726,383	1,668,691
Gross profit	1,479,001	1,399,070	1,351,599	1,362,150	1,284,205
Research and development expenses	286,026	254,263	246,101	253,640	259,838
Selling and administrative expenses(b)	557,311	566,224	494,517	507,563	499,805
Restructuring and other charges, net(c)	19,711	(1,700)	7,594	1,298	2,151
Amortization of acquisition-related intangibles	34,694	23,763	15,040	7,328	6,072
Gain on sales of fixed assets(d)	(184)	(10,836)	—	—	—
Operating profit	581,443	567,356	588,347	592,321	516,339
Interest expense	65,363	52,989	46,062	46,067	46,767
Other (income) expense, net(e)	(20,965)	(9,350)	3,184	(2,807)	(15,638)
Income before taxes	537,045	523,717	539,101	549,061	485,210
Taxes on income(f)	241,380	118,686	119,854	134,518	131,666
Net income	$295,665	$405,031	$419,247	$414,543	$353,544
Percentage of net sales	8.7	13.0	13.9	13.4	12.0
Percentage of average shareholders’ equity	17.8	25.1	26.9	27.7	26.0
Net income per share — basic	$3.73	$5.07	$5.19	$5.09	$4.32
Net income per share — diluted	$3.72	$5.05	$5.16	$5.06	$4.29
Average number of diluted shares (thousands)	79,370	79,981	80,891	81,494	81,930
Consolidated Balance Sheet Data
Cash and cash equivalents	$368,046	$323,992	$181,988	$478,573	$405,505
Receivables, net	663,663	550,658	537,896	493,768	524,493
Inventories	649,448	592,017	572,047	568,729	533,806
Property, plant and equipment, net	880,580	775,716	732,794	720,268	687,215
Goodwill and intangible assets, net	1,572,075	1,365,906	1,247,393	752,041	696,197
Total assets	4,598,926	4,016,984	3,702,010	3,494,621	3,331,731
Bank borrowings, overdrafts and current portion of long-term debt	6,966	258,516	132,349	8,090	149
Long-term debt	1,632,186	1,066,855	935,373	934,232	932,665
Total Shareholders’ equity(g)	1,689,294	1,631,134	1,594,989	1,522,689	1,467,051
Other Data
Current ratio(h)	2.5	1.8	2.0	3.3	2.9
Additions to property, plant and equipment	$128,973	$126,412	$101,030	$143,182	$134,157
Depreciation and amortization expense	117,967	102,469	89,597	89,354	83,227
Cash dividends declared per share	$2.66	$2.40	$2.06	$1.72	$1.46
Number of shareholders of record at year-end	1,735	1,892	2,013	2,105	2,255
Number of employees at year-end	7,299	6,932	6,732	6,211	6,000

_______________________

(a)
The 2017 amount includes $15,860 of costs related to the fair value step-up for the Fragrance Resources and PowderPure acquisitions, $1,802 of operational improvement initiative costs consisting of accelerated depreciation, FDA mandated product recall costs of $11,000, and $480 of integration costs related to the 2017 Productivity Program. The 2016 amount includes $7,648 of costs related to the fair value step-up for the David Michael and Lucas Meyer acquisitions, $2,391 of operational improvement initiative costs consisting of accelerated depreciation and $658 of accelerated depreciation related to restructuring activities. The 2015 amount includes $6,825 of costs related to the fair value step-up of inventory for the Ottens Flavors and Lucas Meyer acquisitions and $1,115 of operational improvement initiative costs in Europe and Asia. The 2014 amount includes $7,641 of accelerated depreciation associated with the Fragrance Ingredients rationalization and operational improvement initiative costs in Europe and Asia. The 2013 amount includes $8,770 of accelerated depreciation associated with the Fragrance Ingredients rationalization and several locations in Asia.

(b)
The 2017 amount includes $4,529 of costs related to the Fragrance Resources and PowderPure acquisitions, $3,258 of integration costs related to the 2017 Productivity Program, $1,000 of additional charge related to litigation settlement, $5,331 of reserve for payment of a tax assessment related to commercial rent for prior periods and $1,882 of UK pension settlement charges. The 2016 amount includes $48,518 of legal charges/credits principally related to litigation accrual, $4,547 of acquisition-related costs related to the acquisitions of Lucas Meyer, David Michael and Fragrance Resources and $1,364 of severance costs related to the termination of a former executive officer. The 2015 amount includes $10,530 of reversal of the previously recorded provision for the Spanish capital tax case, $7,192 of expense for the acceleration of the contingent consideration payments related to the Aromor acquisition and $11,517 of acquisition-related costs for the Ottens and Lucas Meyer acquisitions. The 2013 amount includes $13,011 of expense associated with the Spanish capital tax case.

(c)
Represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed. For 2016, represents accelerated depreciation related to restructuring initiatives and severance costs related to the termination of a former executive officer and the partial reversal of restructuring accruals recorded in the prior year. For 2015, 2014 and 2013, restructuring and other charges were the result of various restructuring and reorganization programs of the Company.

(d)	The 2016 amount includes $7,818 of gains related to the sale of property in Brazil.

(e)
The 2017 amount includes $12,217 from the release of CTA related to the liquidation of a foreign entity. The 2014 and 2013 amount includes $723 and $14,155, respectively, of net gains related to the sale of non-operating assets.

(f)
The 2017 amount represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017. The amount includes approximately $38.6 million related to adjustments to deferred tax assets and $100.6 million related to a liability for taxes on deemed repatriation of earnings. The 2015 amount includes $10,478 of settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.

(g)	Includes noncontrolling interest for all periods presented.

(h)	Current ratio is equal to current assets divided by current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Company background
We are a leading innovator of sensory experiences, co-creating unique products that consumers taste, smell, or feel in fine fragrances and cosmetics, detergents and household goods, and food and beverages. We take advantage of our capabilities in consumer insights, research and product development (“R&D”), creative expertise and customer intimacy to partner with our customers in developing innovative and differentiated offerings for consumers. We believe that this collaborative approach will generate market share gains for our customers. Our flavors and fragrance compounds combine a number of ingredients that are blended, mixed or reacted together to produce proprietary formulas created by our flavorists and perfumers.
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
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into two broad categories, Fine Fragrances and Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. Fragrance Ingredients consist of active and functional ingredients that are used internally and sold to third parties, including customers and competitors, and are included in the Fragrances business unit.
The flavors and fragrances market is part of a larger market that supplies a wide variety of ingredients and compounds that are used in consumer products. The broader market includes large multinational companies and smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and cosmetic active ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. In 2017, the flavors and fragrances market was estimated by management to be approximately $24.8 billion and is forecasted to grow approximately 2-3% by 2021, primarily driven by expected growth in emerging markets.
Development of new flavors and fragrance compounds is driven by a variety of sources, including requests from our customers who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our consumer insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process among our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.
2017 Overview
Our 25 largest customers accounted for 50% of total sales in 2017; this percentage has remained fairly constant for several years. Sales to our largest customer across all end-use categories accounted for 11% to 12% of our sales for each of the last three fiscal years. A key factor for commercial success is inclusion on our strategic customers’ core supplier lists, which provides opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within Fragrances and Flavors.
Sales in 2017 increased 9% on both a reported and currency neutral basis (which excludes the effects of changes in currency), with the effects of acquisitions contributing approximately 5% to both the reported and currency neutral growth rates. Flavors achieved reported sales growth of 9% and currency neutral sales growth of 10%, with the effect of acquisitions contributing approximately 5% to both reported and currency neutral growth rates. Fragrances achieved sales growth of 9% on both a reported and currency basis in 2017, with the effect of acquisitions contributing approximately 5% to both reported and currency neutral growth rates. Sales growth excluding acquisitions was driven by new win performance (net of losses) in both Flavors and Fragrance Compounds. Additionally, Fragrance Ingredients sales were up 8% on a both a reported basis and currency neutral basis, principally driven by higher volumes. Overall, our 2017 results continued to be driven by our strong emerging market presence that represented 48% of total sales and experienced 4% reported and currency neutral growth in 2017. From a geographic perspective, North America ("NOAM"), Europe, Africa and Middle East ("EAME"), Greater Asia ("GA") and Latin America ("LA") all delivered sales growth on a consolidated basis in 2017, led by NOAM.
On January 17, 2017, we completed the acquisition of Fragrance Resources, Inc. ("Fragrance Resources"), a privately-held fragrance company with facilities in Germany, North America, France and China, for approximately €143.4 million (approximately $151.9 million). The acquisition is expected to strengthen our fragrances market position in North America and Germany. On April 7, 2017, we completed the acquisition of Columbia PhytoTechnology, LLC d/b/a PowderPure ("PowderPure"), a processor of all-natural food ingredients, for approximately $54.6 million. PowderPure was acquired to expand our expertise and product offerings of clean label solutions within the Flavors business. These acquisitions did not have a material impact on our 2017 results.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21% and establishing a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. The Tax Act impacted our fourth quarter consolidated results of operations and is expected to continue to impact our consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate.
2017 Sales by Business Unit

Sales by Destination (DOLLARS IN MILLIONS)	2017	Percent of sales	2016	Percent of sales	2015	Percent of sales
Europe, Africa and Middle East	$1,065	31%	$965	31%	$946	31%
Greater Asia	904	27%	880	28%	839	28%
North America	902	27%	769	25%	718	24%
Latin America	528	15%	502	16%	520	17%
Total net sales, as reported	$3,399		$3,116		$3,023

	Year Ended December 31,
Sales by Category	2017	2016	2015
Flavor Compounds	48%	48%	48%
Consumer Fragrances	31%	32%	32%
Fine Fragrances	11%	10%	10%
Fragrance Ingredients	10%	10%	10%
Total Net Sales	100%	100%	100%
FINANCIAL PERFORMANCE OVERVIEW
Reported and currency neutral sales for 2017 increased 9% year-over-year (including approximately 5% growth from acquisitions). We continue to benefit from our diverse portfolio of end-use product categories and geographies and had sales growth in all four regions and in all categories. Both Flavors and Fragrances benefited from new win performance (net of losses) and the effect of acquisitions. Exchange rate variations did not have a material impact on revenue in 2017. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. We saw currency neutral sales growth during each quarter of 2017.
We believe that market conditions and the macro-economic environment will continue to be volatile in many markets in 2018 but that. overall, there will be slight improvements as compared to recent years. Pressures from increasing costs and the impact of a supply chain disruption related to a key ingredient manufactured by BASF and used in the flavors and fragrances industry are expected to reduce our currency neutral operating profit growth in 2018. The BASF supply chain disruption is not expected to be resolved until the second half of 2018.
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
Gross margin decreased 140 basis points ("bps") year-over-year. Included in 2017 was $15.9 million of acquisition-related inventory "step-up" costs, $11.0 million relating to an FDA mandated product recall, $1.8 million of costs associated with operational improvement initiatives and $0.5 million of integration related costs, compared to $7.6 million of acquisition-related inventory "step-up" costs, $2.4 million of costs related to operational improvement initiatives and $0.7 million of costs related to accelerated depreciation included in Cost of goods sold included in 2016. Excluding these items, adjusted gross margin decreased 80 bps compared to the prior year period. The decrease was principally driven by higher costs including higher claim expense and higher input costs, offset by the favorable impact of productivity initiatives. Volumes were slightly higher but were offset by slightly unfavorable mix.
During 2017, the raw material cost environment continued its recent upward trend. We believe that, in 2018, we will continue to see higher prices on certain categories (such as vanilla and citrus), increases related to turpentine and oil derived materials and higher costs on a key ingredient due to the BASF supply disruption related to one of our key ingredients. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
Operating profit increased $14.1 million to $581.4 million (17.1% of sales) in 2017 compared to $567.4 million (18.2% of sales) in 2016. Included in 2017 were restructuring and other charges of $19.7 million, acquisition-related costs of $20.4 million, $11.0 million relating to an FDA mandated product recall, reserve for payment of a tax assessment related to commercial rent for prior periods of $5.3 million, integration related costs of $4.2 million, pension settlement charges of $2.8 million, operational improvement initiative costs of $1.8 million, additional charge related to litigation settlement of $1.0 million and gain on sale of fixed assets of $0.2 million. Included in 2016 were net legal charges/credits of $48.5 million, acquisition-related costs of $12.2 million, gain on sale of fixed assets of $7.8 million, operational improvement initiative costs of $2.4 million and restructuring and other charges, net of $0.3 million. Excluding these charges, adjusted operating profit was $647.4 million (19.0% of sales) for 2017 versus $623.0 million (20.0% of sales) for 2016. The decrease in operating profit as a percentage of sales was principally driven by lower gross margins in 2017. Foreign currency changes had a favorable impact on operating profit of 1% in 2017 and an unfavorable impact on operating profit of approximately 2% in 2016.
Cash flows from operations were $390.8 million or 11.5% of sales in 2017 as compared to cash flows from operations of $550.1 million, or 17.7% of sales, during 2016. The decrease in operating cash flows in 2017 as compared to 2016 is principally related to the impact of increased core working capital requirements (trade receivables, inventories and accounts payable) and due to payments on legal claims along with payments for severance, integration and acquisition costs.

Our capital spend was $129.0 million (3.8% of sales) during 2017. In light of our requirement to begin relocating our Fragrance facility in China and the ongoing construction of a new facility in India, we expect that capital spending in 2018 will be about 4.5-5% of sales (net of potential grants and other reimbursements from government authorities). During 2017, we received approximately $15.0 million in payments related to the future relocation of our Zhejiang Ingredients plant and total payments for which are expected to approximate up to $50 million.
Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net sales	$3,398,719	$3,116,350	$3,023,189	9.1%	3.1%
Cost of goods sold	1,919,718	1,717,280	1,671,590	11.8%	2.7%
Gross profit	1,479,001	1,399,070	1,351,599
Research and development (R&D) expenses	286,026	254,263	246,101	12.5%	3.3%
Selling and administrative (S&A) expenses	557,311	566,224	494,517	(1.6)%	14.5%
Restructuring and other charges, net	19,711	(1,700)	7,594	(1,259.5)%	(122.4)%
Amortization of acquisition-related intangibles	34,694	23,763	15,040	46.0%	58.0%
Gain on sales of fixed assets	(184)	(10,836)	—	(98.3)%	100.0%
Operating profit	581,443	567,356	588,347
Interest expense	65,363	52,989	46,062	23.4%	15.0%
Other (income) expense, net	(20,965)	(9,350)	3,184	124.2%	(393.7)%
Income before taxes	537,045	523,717	539,101
Taxes on income	241,380	118,686	119,854	103.4%	(1.0)%
Net income	$295,665	$405,031	$419,247
Net income per share — diluted	$3.72	$5.05	$5.16	(26.3)%	(2.1)%
Gross margin	43.5%	44.9%	44.7%	(140.0)	20.0
R&D as a percentage of sales	8.4%	8.2%	8.1%	20.0	10.0
S&A as a percentage of sales	16.4%	18.2%	16.4%	(180.0)	180.0
Operating margin	17.1%	18.2%	19.5%	(110.0)	(130.0)
Adjusted operating margin (1)	19.0%	20.0%	20.2%	(100.0)	(20.0)
Effective tax rate	44.9%	22.7%	22.2%	2,220.0	50.0
Segment net sales
Flavors	$1,632,166	$1,496,525	$1,442,951	9.1%	3.7%
Fragrances	1,766,553	1,619,825	1,580,238	9.1%	2.5%
Consolidated	$3,398,719	$3,116,350	$3,023,189

(1)
Adjusted operating margin for the year ended December 31, 2017 excludes net legal charges/credits of $1.0 million, acquisition related costs of $20.4 million, gain on sale of assets of $0.2 million, operational improvement initiative costs of $1.8 million, restructuring and other charges, net of $19.7 million, FDA mandated product recall costs of $11.0 million, UK pension settlement charge of $2.8 million, tax assessment of $5.3 million, and integration related costs of $4.2 million.

Adjusted operating margin for the year ended December 31, 2016 excludes net legal charges/credits of $48.5 million, acquisition related costs of $12.2 million, gain on sale of assets of $7.8 million, operational improvement initiative costs of $2.4 million and restructuring and other charges, net of $0.3 million.
Adjusted operating margin for the year ended December 31, 2015 excludes acquisition related costs of $18.3 million, the reversal of the previously recorded provision for the Spanish capital tax case of $10.5 million, Restructuring and other charges, net of $7.6 million, accelerated contingent consideration payments of $7.2 million and operational improvement initiative costs of $1.1 million.
Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute approximately 70% of the total. R&D expenses relate to the development of new and improved molecules and technologies, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses principally associated with staff groups that support our overall operating activities.
2017 IN COMPARISON TO 2016
Sales
Sales for 2017 totaled $3.4 billion, an increase of 9% from the prior year on both a reported and currency neutral basis. Sales growth reflected new win performance (net of losses) in both Flavors and Fragrance Compounds. On both a reported and currency neutral basis, the effect of acquisitions was approximately 5% to net sales amounts. In addition, Fragrance Ingredients sales were up 8% on both a reported and currency neutral basis, principally driven by volume growth.
Flavors Business Unit
Flavors sales in 2017 increased 9% on a reported basis and 10% on a currency neutral basis versus the prior year period. Acquisitions accounted for approximately 5% of the net sales growth on both a reported and currency neutral basis. Overall growth was primarily driven by mid single-digit growth in Savory combined with low single-digit growth in Beverage, Sweet and Dairy. Regionally, the Flavors business delivered reported and currency neutral growth across all regions. Sales growth was led by NOAM, driven by double-digit gains in Savory and low single-digit gains in Dairy. LA sales growth was primarily driven by double-digit growth in Savory and Dairy, and mid single-digit growth in Sweet. Sales growth in EAME was driven by high single-digit gains in Beverage and Dairy, combined with mid single-digit gains in Savory and Sweet. Sales growth in GA was driven by mid single-digit gains in Beverage and low single-digit gains in Sweet and Savory. Globally, Flavors growth included mid single-digit growth in emerging markets. Overall, emerging markets represented approximately 49% of total Flavors sales.
Fragrances Business Unit
Fragrances sales in 2017 increased 9% on both a reported basis and currency neutral basis. Acquisitions accounted for approximately 5% of both reported and currency neutral sales growth. Year-over-year, 2017 sales performance was led by double-digit growth in Fine Fragrance and Home Care, high single-digit growth in Fabric Care and Fragrance Ingredients, and mid single-digit growth in Personal Wash and Toiletries.
Sales growth within the regions was led by EAME reflecting double-digit gains in Fine Fragrances, Fragrance Ingredients, Home Care and Personal Wash, high single-digit growth in Fabric Care, and mid single-digit growth in Hair Care. NOAM sales growth was primarily driven by double-digit growth in Fine Fragrances, Toiletries, Fabric Care and Home Care. GA sales growth was primarily driven by double-digit gains in Fine Fragrances and Home Care, high single-digit gains in Fabric Care, and mid single-digit gains in Toiletries and Personal Wash. LA sales growth was primarily driven by double-digit gains in Fragrance Ingredients and Home Care, and low single-digit gains in Toiletries, Fabric Care and Personal Wash.
Fragrance Ingredients sales grew by high single-digits principally due to higher volumes.
Globally, Fragrances growth included low single-digit growth in emerging markets. Overall, emerging markets represented 47% of total Fragrance's sales.
Sales Performance by Region and Category

		% Change in Sales — 2017 vs. 2016
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	21%	10%	3%	13%	23%	17%
EAME	Reported	22%	11%	10%	15%	6%	10%
	Currency Neutral(1)	22%	10%	10%	14%	8%	11%
LA	Reported	4%	1%	37%	2%	7%	5%
	Currency Neutral(1)	-1%	1%	36%	0%	6%	4%
GA	Reported	23%	5%	1%	6%	1%	3%
	Currency Neutral(1)	25%	6%	2%	6%	1%	3%
Total	Reported	18%	7%	8%	9%	9%	9%
	Currency Neutral(1)	16%	7%	8%	9%	10%	9%

_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth, which included the impact of acquisitions, primarily reflected double-digit gains in Savory and low single-digit gains in Dairy, which more than offset low single-digit declines in Beverage. Total Fragrances sales growth reflected double-digit growth in Fine Fragrances (primarily driven by the impact of acquisitions), Toiletries, Fabric Care and Home Care, and low single-digit gains in Fragrance Ingredients and Personal Wash, which more than offset low single-digit declines in Hair Care.

•
EAME Flavors sales growth primarily reflected high single-digit gains in Dairy and Beverage, and mid single-digit gains in Savory and Sweet. EAME total Fragrances sales growth was driven by double-digit gains in Fine Fragrances, Fragrance Ingredients, Home Care and Personal Wash, high single-digit growth in Fabric Care, mid single-digit growth in Hair Care, and low single-digit growth in Toiletries.

•
LA Flavors sales growth was driven by double-digit growth in Savory and Dairy and mid single-digit growth in Sweet. LA total Fragrances sales growth was led by double-digit gains in Fragrance Ingredients and Home Care, low single-digit gains in Toiletries, Fabric Care and Personal Wash, which offset double-digit declines in Hair Care and low single-digit declines in Fine Fragrances.

•
GA Flavors sales growth was led by mid single-digit gains in Beverage, and low single-digit gains in Savory and Sweet, which more than offset the high single-digit declines in Dairy. GA total Fragrances sales growth primarily reflected double-digit gains in Fine Fragrances and Home Care, high single-digit gains in Fabric Care, mid single-digit gains in Toiletries and Personal Wash, and low single-digit gains in Fragrance Ingredients. These gains more than offset low single-digit declines in Hair Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 140 bps, to 56.5% in 2017 compared to 55.1% in 2016. Included in cost of goods sold was $15.9 million of acquisition-related inventory "step-up" costs, $11.0 million related to an FDA mandated product recall, $1.8 million of costs associated with operational improvement initiatives, and $0.5 million of integration related costs, in 2017. For 2016, included in costs of goods sold was $7.6 million of acquisition-related inventory "step-up" costs, $2.4 million of costs associated with operational improvement initiatives and $0.7 million of costs related to accelerated depreciation.
Research and Development (R&D)
R&D expenses, as a percentage of sales, remained relatively consistent with the prior year period at 8.4% in 2017 compared to 8.2% in 2016. The slight increase in 2017 was principally driven by recent acquisitions, and, to a lesser extent, incentive compensation.
Selling and Administrative (S&A)
S&A, as a percentage of sales, decreased 180 bps to 16.4% versus 18.2% (or 15.9% and 16.4% on an adjusted basis in 2017 and 2016, respectively). Included in 2017 were commercial real estate tax assessment charges of $5.3 million, acquisition and integration related costs of $4.5 million and $3.3 million, respectively, UK pension settlement charge of $1.9 million and net legal charges/credits, principally related to a litigation accrual of $1.0 million, compared to net legal charges/credits, principally related to a litigation accrual of $48.5 million, acquisition related costs of $4.5 million and severance costs related to the termination of a former executive officer of $1.4 million in 2016. During 2017, costs were higher as a result of recently acquired companies, offset by slightly lower legal and professional fees associated with various finance initiatives, and decreases in legal and patent fees.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Flavors	$4,505	$(1,119)
Fragrances	13,077	(581)
Global	2,129	—
Total	$19,711	$(1,700)
2015 Severance and Contingent Consideration Charges
During the fourth quarter of 2015, we established a series of initiatives intended to streamline the Company's management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, in 2015, the Company recorded a pre-tax charge of $7.6 million, included in Restructuring and other charges, net, related to severance and related costs pertaining to approximately 150 positions that were affected. During 2016, the Company recorded a credit of $1.7 million related to the reversal of severance accruals that were determined to be no longer required. Separately, in 2015, the Company recorded a charge of $7.2 million, included in Selling and administrative expenses, associated with the acceleration from 2016 to 2015 of contingent consideration payments from the Aromor acquisition that were triggered by certain of the management structure changes noted above. In addition, during 2017, the Company made payments of $0.2 million related to severance and recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required.
2017 Productivity Program
On February 15, 2017, we announced that we were adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, we expect to optimize our global footprint and simplify the Company's organizational structures globally. In connection with this initiative, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $24-$26 million in personnel-related costs and an estimated $6 million in facility-related costs, such as lease termination, and integration-related costs.
The Company recorded $20.6 million of charges related to personnel-related costs in 2017, with the remainder of the personnel-related and other costs expected to be recognized by the end of 2018. The Company made payments of $14.0 million related to severance in 2017. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $34.7 million in 2017 compared to $23.8 million in 2016. The increase of $10.9 million is principally due to the acquisitions of Fragrance Resources and PowderPure in 2017, as well as recognizing a full year of amortization in 2017 from the acquisition of David Michael as compared to 2016.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 13 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Flavors	$375,208	$337,242
Fragrances	335,412	334,220
Global Expenses	(63,180)	(48,487)
Operational Improvement Initiatives	(1,802)	(2,402)
Acquisition Related Costs	(20,389)	(12,195)
Integration Related Costs	(4,179)	—
Legal Charges/Credits, net	(1,000)	(48,518)
Tax Assessment	(5,331)	—
Restructuring and Other Charges, net	(19,711)	(322)
Gain on Sale of Assets	184	7,818
FDA Mandated Product Recall	(11,000)	—
UK Pension Settlement Charges	(2,769)	—
Operating Profit	$581,443	$567,356
Profit margin
Flavors	23.0%	22.5%
Fragrances	19.0%	20.6%
Consolidated	17.1%	18.2%
Flavors Business Unit
Flavors segment profit increased $38.0 million to $375.2 million in 2017 (23.0% of segment sales) from $337.2 million (22.5% of sales) in the comparable 2016 period. The increase in segment profit and profit margin principally reflected productivity initiatives and solid top-line growth.
Fragrances Business Unit
Fragrances segment profit increased $1.2 million to $335.4 million in 2017 (19.0% of segment sales), compared to $334.2 million (20.6% of sales) reported in 2016. The increase in segment profit and profit margin was principally driven by volume growth and the benefits from cost and productivity initiatives offset slightly by the impact of acquisitions.
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2017, Global expenses were $63.2 million compared to $48.5 million during 2016. The increase was principally driven by lower gains on our cash flow hedging program and higher incentive compensation costs.
Interest Expense
In 2017, interest expense increased $12.4 million to $65.4 million, compared to $53.0 million in 2016 reflecting the impact of our issuance of Senior Notes - 2017 in the second quarter of 2017. Average cost of debt was 4.1% for the 2017 period compared to 3.8% in 2016.
Other (Income) Expense, Net
Other income, net increased approximately $11.6 million to $21.0 million of income in 2017 versus $9.4 million of income in 2016. The increase was largely driven by gains on foreign currency of approximately $13 million in the current year versus approximately $5 million in the prior year, as well as proceeds from certain life insurance policies of approximately $4 million in 2017.

Income Taxes
The effective tax rate was 44.9% in 2017 as compared to 22.7% in 2016. Excluding $139.2 million related to the U.S. tax reform, legal charges/credits, net of $0.4 million, acquisition related costs of $6.5 million, gain on sale of assets of $0.1 million, operational improvement initiative costs of $0.5 million, restructuring and other charges, net of $5.5 million, FDA mandated product recall costs of $3.9 million, UK pension settlement charge of $0.5 million, tax assessment of $1.9 million, and integration related costs of $1.3 million, the adjusted effective tax rate for 2017 was 20.7%. For 2016, the adjusted tax rate was 23.8% excluding $17.1 million, $4.1 million, $0.6 million and $0.1 million of tax benefits associated with pretax legal charges/credits, acquisition-related costs, operational improvement initiatives and restructuring related costs, respectively, as well as a $2.7 million tax charge related to the gain on sale of property. The year-over-year reduction principally reflects the reversal of certain valuation allowances on U.S. state deferred taxes.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations.
The Tax Act impacted our consolidated results of operations during the 2017 fourth quarter and is expected to continue to impact our consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required us to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the Tax Act that impact future tax years are still being assessed. Any material revisions in the Company's computations could adversely affect its cash flows and results of operations.
Based on our current assessment and understanding of the Tax Act and the Company’s current global operating structure, the Company believes its effective tax rate will be approximately 21% in 2018. The impact of the Tax Act may differ from this estimate, due to, among other things, changes in interpretations and assumptions the Company has made, additional guidance that may be issued by the taxing authorities as well as operating and/or structural changes that the Company may take as a result of the Tax Act.
Adoption of ASC Topic 740
Effective January 1, 2017, the Company prospectively applied new accounting guidance which required all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This change resulted in a $3.3 million benefit to income tax expense for the year ended December 31, 2017. For 2016, benefits of $5.3 million were recognized in equity.
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
Sales Performance by Region and Category

		% Change in Sales — 2016 vs. 2015
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	-2%	8%	10%	6%	8%	7%
EAME	Reported	-1%	1%	13%	3%	1%	2%
	Currency Neutral(1)	0%	2%	14%	4%	5%	4%
LA	Reported	-6%	-5%	-15%	-6%	1%	-3%
	Currency Neutral(1)	-3%	-3%	-13%	-4%	5%	-1%
GA	Reported	0%	6%	13%	7%	4%	5%
	Currency Neutral(1)	2%	7%	11%	8%	6%	6%
Total	Reported	-2%	2%	9%	3%	4%	3%
	Currency Neutral(1)	-1%	3%	10%	4%	6%	5%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2016 period.

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
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2016	2015
Flavors	$(1,119)	$4,198
Fragrances	(581)	1,347
Global	—	2,049
Total	$(1,700)	$7,594
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
Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $368.0 million at December 31, 2017 compared to $324.0 million at December 31, 2016, of which $286.6 million of the balance at December 31, 2017 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate, in the form of dividends from our non-U.S. subsidiaries, a portion of our current year earnings to fund financial obligations in the U.S. These repatriations of current year earnings totaled $192.2 million, $134.5 million and $184.6 million in 2017, 2016, and 2015, respectively. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax and will not be subject to additional U.S. tax when repatriated. We may repatriate a portion of these accumulated earnings of non-U.S. subsidiaries to fund financial obligations in the U.S., but we do not expect to incur any significant, additional taxes related to such amounts.
CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in 2017 were $390.8 million compared to $550.1 million in 2016 and $467.3 million in 2015. The decrease in operating cash flows in 2017 as compared to 2016 was principally related to the impact of increased core working capital requirements (trade receivables, inventories and accounts payable) and due to payments on legal claims along with severance, integration and acquisition costs.
Working capital (current assets less current liabilities) totaled $1.13 billion at year-end 2017 compared to $0.71 billion at December 31, 2016. This increase in working capital of $417.1 million primarily reflected increases in accounts receivable and inventory offset by an increase in accounts payable and a decrease in short term borrowings as compared to the prior year. In the prior years, current liabilities included a $250 million liability related to the maturity of a payment due on one of our senior notes.
Additionally, we continue to sell certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. We estimate that, as a result of participating in the programs, there was a beneficial impact on cash provided by operations of approximately $7.6 million, $34 million and $3.4 million in 2017, 2016 and 2015, respectively. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities in 2017 utilized $299.9 million compared to $355.5 million and $577.2 million in 2016 and 2015, respectively. The decrease in cash paid for investing activities was primarily driven by lower payments for acquisitions. In 2017, we acquired Fragrance Resources and PowderPure for approximately $137.5 million (net of cash acquired) and $54.2 million (net of cash acquired), respectively, in addition to a purchase price adjustment of $0.7 million related to David Michael in 2017. In 2016 we paid approximately $237.5 million for the acquisition of David Michael, and in 2015 we paid approximately $188.5 million (net of cash acquired) and $305.1 million (net of cash acquired), for Ottens Flavors and Lucas Meyer, respectively.
Additions to property, plant and equipment were $129.0 million, $126.4 million and $101.0 million in 2017, 2016 and 2015, respectively (net of grants and other reimbursements from government authorities). These investments largely arise from our ongoing focus to align our manufacturing facilities with our customer demand, primarily in emerging markets, and new technology consistent with our strategy.
In light of our requirement to begin relocating our Fragrance facility in China and the ongoing construction of a new facility in India, we expect that capital spending in 2018 will be about 4.5-5% of sales (net of potential grants and other reimbursements from government authorities).
CASH FLOWS USED IN FINANCING ACTIVITIES
Net financing activities in 2017 utilized $42.6 million compared to $34.4 million and $165.0 million in 2016 and 2015, respectively. The increase in outflow of cash used in financing activities in 2017 as compared to 2016 principally reflected slightly higher debt repayments in 2017 offset by lower treasury share repurchases. The decrease in outflow of cash used in financing activities in 2016 as compared to 2015 principally reflected borrowings under the Euro Senior Notes - 2016 which were offset by repayment of our Senior Notes - 2006 as well as higher dividend payments and treasury share repurchases in 2016.
At December 31, 2017, we had $1,639.2 million of debt outstanding compared to $1,325.4 million outstanding at December 31, 2016.
We paid dividends totaling $206.1 million, $184.9 million and $158.9 million in 2017, 2016 and 2015, respectively. The cash dividend declared per share in 2017, 2016 and 2015 was $2.66, $2.40 and $2.06, respectively.
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on November 1, 2017 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program. Based on the total remaining amount of $295 million available under the repurchase program, approximately 1.9 million shares, or 2.4% of shares outstanding (based on the market price and shares outstanding as of December 31, 2017) could be repurchased under the program as of December 31, 2017. The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time.
CAPITAL RESOURCES
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. We believe our existing cash balances are sufficient to meet our debt service requirements.
During the second quarter of 2017, we acquired PowderPure for approximately $54.2 million (net of cash acquired), which was funded from existing resources.
During the first quarter of 2017, we acquired Fragrance Resources for approximately $137.5 million (net of cash acquired), which was funded from existing resources.
During the fourth quarter of 2016, we acquired David Michael for approximately $237.5 million (net of cash acquired), which was funded from existing resources.
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

Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of December 31, 2017 and 2016, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding during 2017 and 2016 was $107.5 million and $65 million, respectively.
Credit Facility
There are two tranches under the credit facility. Tranche A of the facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $564.1 million, with a sublimit of $25 million for swing line borrowings. Tranche B of the facility is available to borrowers in U.S. dollars, euros, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $385.9 million, with sublimits of €50 million and $25 million for swing line borrowings.
The credit facility is available for general corporate purposes. Borrowings under the credit facility bear interest at rate of LIBOR corresponding to the term of the loan plus a margin, currently 112.5 bps, linked to the Company's credit rating. The credit facility contains various affirmative and negative covenants, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.50 to 1. Based on this ratio, at December 31, 2017 our covenant compliance would provide overall borrowing capacity of $1,530.4 million.
As of December 31, 2017 we had no of borrowings under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950 million at December 31, 2017. See Note 9 to the Consolidated Financial Statements for further information on the credit facility.
At December 31, 2017 and 2016 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2017 our Net Debt/adjusted EBITDA(1) ratio was 1.59 to 1 as defined by the credit facility, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2017
Net income	$295.7
Interest expense	65.4
Income taxes	241.4
Depreciation and amortization	118.0
Specified items(1)	53.7
Non-cash items(2)	26.4
Adjusted EBITDA	$800.6
_______________________

(1)
Specified items for the 12 months ended December 31, 2017 of $53.7 million consist of net legal charges/credits, acquisition related costs, gain on sale of assets, operational improvement initiative costs, restructuring and other charges, net, FDA mandated product recall, UK pension settlement charge, tax assessment, CTA realization, and integration related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	December 31, 2017
Total debt	$1,639.2
Adjustments:
Deferred gain on interest rate swaps	0.6
Cash and cash equivalents	(368.0)
Net debt	$1,271.8
Senior Notes
Senior Notes - 2017. On May 18, 2017, the Company issued $500.0 million face amount of 4.375% Senior Notes ("Senior Notes - 2017") due 2047 at a discount of $1.8 million. The Company received proceeds related to the issuance of these Senior Notes - 2017 of $493.9 million which was net of the $1.8 million discount and $4.4 million in underwriting fees (recorded as deferred financing costs). In addition, the Company incurred $0.9 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5.3 million. The Senior Notes - 2017 bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The Senior Notes - 2017 will mature on June 1, 2047. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes - 2017.
Euro Senior Notes - 2016. On March 14, 2016, we issued €500.0 million face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of €0.9 million. The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of €496.0 million which was net of the €0.9 million discount and €3.1 million underwriting discount (recorded as deferred financing costs). The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024. See Note 9 to the Consolidated Financial Statements for further information on the Euro Senior Notes - 2016.

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

Senior Notes - 2007. In September 2007, we issued an aggregate of $500.0 million of senior unsecured notes in four series, with $250.0 million due in 2017, $100.0 million due in 2019, $50 million due in 2022 and $100.0 million due in 2027. During the third quarter of 2017, the $250.0 million series note matured and was repaid in full. See Note 9 to the Consolidated Financial Statements for further information on the Senior Notes - 2007.
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2017 and 2016, we spent $27.9 million and $4.6 million on capital projects and $17.5 million and $16.0 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.

CONTRACTUAL OBLIGATIONS
At December 31, 2017, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
(Dollars In Millions)		2018	2019 - 2020	2021 - 2022	2023 and thereafter
Borrowings(1)	$1,644	$—	$100	$50	$1,494
Interest on borrowings(1)	208	58	52	49	49
Operating leases(2)	283	36	65	58	124
Pension funding obligations(3)	63	21	42	—	—
Postretirement obligations(4)	83	5	10	11	57
Purchase commitments(5)	73	46	26	1	—
U.S. tax reform toll-charge(6)	65	$5	$10	$10	$40
Total	$2,419	$171	$305	$179	$1,764
_______________________

(1)	See Note 9 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)
Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 8 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 18 of the Notes to the Consolidated Financial Statements.

(3)
See Note 14 of the Notes to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2020 are not currently determinable.

(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)
Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

(6)
This amount represents our provisional estimate of the cash portion of the "toll charge" that will be payable in installments over eight years beginning in 2018. This will be subject to adjustment as we finalize the relevant computations and additional IRS rules and guidance on the Tax Act provisions are adopted.

The table above does not include $38.2 million of the total unrecognized tax benefits for uncertain tax positions and approximately $4.1 million of associated accrued interest. Due to the high degree of uncertainty regarding the timing of potential cash flows, we are unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.
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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
The periodic assessment of potential impairment of goodwill. We currently have goodwill of $1.2 billion. In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market-based assumptions in accordance with the criteria in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350. The Company has identified four reporting units: (1) Flavors, (2) Fragrance Compounds, (3) Fragrance Ingredients and (4) Cosmetic Actives Ingredients. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management.

The Company performs an annual goodwill impairment test for the Flavors, Fragrance Compounds, Fragrance Ingredients and Cosmetic Actives Ingredients reporting units by assessing the fair value of the reporting units based on discounted cash flows. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference, and the impairment charge will be limited to the amount of goodwill allocated to that reporting unit. In January 2017, the FASB issued an amendment to the Goodwill Impairment guidance which eliminates Step 2 from the goodwill impairment test. Effective fiscal year 2017, the Company adopted the new guidance and no longer performs the annual goodwill impairment test using the two-step approach. The Company completed its annual goodwill impairment test as of November 30, 2017, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
The periodic assessment of potential impairment of finite-lived intangible assets. We currently have intangible assets of $415.8 million. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. An estimate of undiscounted future cash flows produced by an asset or group of assets is compared to the carrying value to determine whether impairment exists. If assets are determined to be impaired, the loss is measured based on an estimate of fair value using various valuation techniques, including a discounted estimate of future cash flows.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations.
The Tax Act impacted the Company's consolidated results of operations during the 2017 fourth quarter and is expected to continue to impact its consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the Tax Act that impact future tax years are still being assessed. Any material revisions in the Company's computations could adversely affect its cash flows and results of operations.

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
With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 20% in equity securities and 80% in fixed income securities. The plan has achieved a compounded annual rate of return of 5.9% over the previous 20 years. At December 31, 2017, the actual asset allocation for the U.S. plan was: 1% cash and cash equivalents, 28% in equity securities and 71% in fixed income securities.
The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 70% in fixed income securities; 15% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments. At December 31, 2017, the actual asset allocation for the non-U.S. plan was: 40% in fixed income investments; 27% in equity investments; 4% in real estate investments, 4% in cash and cash equivalents and 25% in alternative investments.

Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$16,777	$16,698	$(148)	$1,249
Non-U.S. Pension Plans	49,150	47,394	2,677	1,941
Postretirement Benefit Plan	N/A	2,454	75	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.3 million and less than $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.4 million and less than $0.1 million, respectively.
The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2017, we maintained 50% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.
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
New Accounting Standards
In February 2018, FASB issued amendments to the Income Statement - Reporting Comprehensive Income guidance which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
In August 2017, FASB issued amendments to the Derivatives and Hedging guidance which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements should be applied prospectively while the amendments to cash flow and net investment hedge relationships should be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
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
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and should be applied retrospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company will adopt this standard on January 1, 2018, and expects the impact that this guidance will have on its Consolidated Statement of Comprehensive Income will be an increase in operating expenses of approximately $30 million and $15 million for the fiscal years 2017 and 2016, respectively. There will be no impact to Net income or Net Income per share in either period. The new guidance also limits the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization.
In January 2017, the FASB issued amendments to the Business Combination guidance which clarifies the definition of a business in order to assist companies when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective prospectively for annual and interim periods beginning after December 15, 2017. The Company will apply this guidance for transactions occurring after the effective date.
In October 2016, the FASB issued authoritative guidance which allows for the immediate recognition of current and deferred income tax impact on intra-entity asset transfers, excluding inventory. The Company adopted this guidance in the first quarter of fiscal year 2017 and accordingly, recorded a cumulative-effect adjustment to Retained earnings that reduced Other assets and adjusted Deferred income taxes by a net amount of approximately $34 million.
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
In June 2016, the FASB issued authoritative guidance which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements, but does not expect this guidance to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company adopted this change retrospectively. The adoption resulted in an $11.8 million, $13.4 million and $22.9 million reclassification from Net cash provided by operating activities to Net cash provided by financing activities on the Consolidated Statement of Cash Flows as of December 31, 2017, 2016 and 2015, respectively. In addition, the standard requires that excess tax benefits presented in the Consolidated Statement of Cash Flows be classified as an operating activity instead of a financing activity. The Company adopted this change retrospectively. The adoption resulted in a $3.3 million, $4.7 million and $12.1 million reclassification from Net cash provided by financing activities to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of December 31, 2017, 2016 and 2015, respectively.
The standard also requires all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This guidance has been applied prospectively. This change resulted in a $3.3 million benefit to income tax expense for the year ended December 31, 2017. For 2016, benefits of $5.3 million were recognized in equity.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 30, 2018 and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Comprehensive Income. The Company has begun to evaluate the nature of its leases and has compiled preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its leases will relate to property but with additional leases in existence that relate to vehicles and machinery.
Revenue Recognition - Adoption of ASC 606
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606 Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue will be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

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
The Company has substantially completed the evaluation of the Revenue Standard, including updates to it issued by the FASB, and has adopted the Revenue Standard on December 30, 2017, the first day of the Company’s 2018 fiscal year. A cumulative catch up adjustment will be recorded as of that date.
The Company creates and manufactures flavors and fragrances. Approximately 90% of products, principally Flavors compounds and Fragrance compounds, are customized to customer specifications and have no alternative use other than sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from Fragrance Ingredient products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
The Company’s evaluation is substantially complete and was comprised of (i) a detailed review of a large number of documents, including master service, supply, rebate and other similar agreements, and purchase orders, (ii) interviews with regional finance and business personnel on general issues, such as the nature of its larger customer relationships; the nature of potential regional variations; rebates and other price adjustments; upfront costs; and shipping terms and specific issues identified during the review (such as consignment, minimum order quantities, etc.), and (iii) consultation with legal counsel with respect to the nature of various terms within the contracts.
Based on this evaluation, with respect to the vast majority of the Company’s contracts for Compounds products, the Company will recognize revenue at a point in time. Specifically, revenue will be recognized upon transfer of control of the product, as the Company does not have an “enforceable right to payment for performance to date” (as set out in section 606-10-25-27 (c) of the Standard). With respect to a small number of Compounds products customers, the Company has determined that it does have an “enforceable right to payment for performance to date” (as set out in section 606-10-25-27 (c) of the Revenue Standard). For contracts where an enforceable right to payment exists the Company will recognize revenue over time using the output method. The calculation of the required cumulative catch up adjustment is in the process of being finalized.
It was determined that no adjustment will be required with respect to revenue related to Ingredients products as such products generally have alternative uses and on which the Company does not have an enforceable right to payment at all times during the manufacturing process.
In completing its assessment of the adoption of the Revenue Standard the Company elected to combine the shipment of goods with their manufacture to account for both shipment and manufacture as a single performance obligation.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Form 10-K, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted gross profit and adjusted gross margin (which exclude operational improvement initiatives; acquisition related costs; integration related costs; restructuring and other charges, net; and FDA mandated product recall), (iii) adjusted operating profit and adjusted operating margin (which excludes operational improvement initiatives; acquisition related costs; integration related costs; legal charges/credits, net; tax assessment; restructuring and other charges, net; gain on sale of assets; FDA mandated product recall; and UK pension settlement charges), (iv) adjusted selling and administrative expenses (which excludes operational improvement initiatives; acquisition related costs; integration related costs; legal charges/credits, net; tax assessment; restructuring and other charges, net and UK pension settlement charges) and (v) adjusted effective tax rate (which excludes operational improvement initiatives; acquisition related costs; integration related costs; legal charges/credits, net; tax assessment; restructuring and other charges, net; gain on sale of assets; CTA realization; FDA mandated product recall; UK pension settlement charges; and U.S. tax reform). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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
A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Reported (GAAP)	$1,479,001	$1,399,070
Operational Improvement Initiatives (a)	1,802	2,391
Acquisition Related Costs (b)	15,860	7,648
Integration Related Costs (c)	480	—
Restructuring and Other Charges, net (f)	—	658
FDA Mandated Product Recall (i)	11,000	—
Adjusted (Non-GAAP)	$1,508,143	$1,409,767

Reconciliation of Selling and Administrative Expenses
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Reported (GAAP)	$557,311	$566,224
Operational Improvement Initiatives (a)	—	(11)
Acquisition Related Costs (b)	(4,529)	(4,547)
Integration Related Costs (c)	(3,258)	—
Legal Charges/Credits, net (d)	(1,000)	(48,518)
Tax Assessment (e)	(5,331)	—
Restructuring and Other Charges, net (f)	—	(1,364)
UK Pension Settlement Charges (j)	(1,882)	—
Adjusted (Non-GAAP)	$541,311	$511,784

Reconciliation of Operating Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Reported (GAAP)	$581,443	$567,356
Operational Improvement Initiatives (a)	1,802	2,402
Acquisition Related Costs (b)	20,389	12,195
Integration Related Costs (c)	4,179	—
Legal Charges/Credits, net (d)	1,000	48,518
Tax Assessment (e)	5,331	—
Restructuring and Other Charges, net (f)	19,711	322
Gain on Sale of Assets (g)	(184)	(7,818)
FDA Mandated Product Recall (i)	11,000	—
UK Pension Settlement Charges (j)	2,769	—
Adjusted (Non-GAAP)	$647,440	$622,975

Reconciliation of Net Income
	Year Ended December 31,
	2017				2016
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (l)	Net income	EPS	Income before taxes	Taxes on income (l)	Net income	EPS (m)
Reported (GAAP)	$537,045	$241,380	$295,665	3.72	$523,717	$118,686	$405,031	$5.05
Operational Improvement Initiatives (a)	1,802	450	1,352	0.02	2,402	599	1,803	0.02
Acquisition Related Costs (b)	20,389	6,514	13,875	0.17	12,195	4,117	8,078	0.10
Integration Related Costs (c)	4,179	1,331	2,848	0.03	—	—	—	—
Legal Charges/Credits, net (d)	1,000	354	646	0.01	48,518	17,089	31,429	0.39
Tax Assessment (e)	5,331	1,885	3,446	0.04	—	—	—	—
Restructuring and Other Charges, net (f)	19,711	5,465	14,246	0.17	322	97	225	—
Gain on Sale of Assets (g)	(184)	(59)	(125)	—	(7,818)	(2,658)	(5,160)	(0.06)
CTA Realization (h)	(12,217)	—	(12,217)	(0.15)	—	—	—	—
FDA Mandated Product Recall (i)	11,000	3,890	7,110	0.09	—	—	—	—
UK Pension Settlement Charges (j)	2,769	526	2,243	0.03	—	—	—	—
U.S. Tax Reform (k)	—	(139,172)	139,172	1.76	—	—	—	—
Adjusted (Non-GAAP) (n)	$590,825	$122,564	$468,261	$5.89	$579,336	$137,930	$441,406	$5.51

(a)
For 2017 and 2016, represents accelerated depreciation and idle labor costs in Hangzhou, China. For 2016, also includes the partial reversal of severance accruals related to prior year operational initiatives in Europe. There was approximately $0.4 million of idle labor costs in Hangzhou, China recorded during the 2016 that were not excluded from Adjusted Non-GAAP metrics.

(b)
For 2017, represents the amortization of inventory "step-up" included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure within Selling and administrative expenses. For 2016, represents the amortization of inventory "step-up" included in Cost of goods sold and transaction costs related to the acquisitions of David Michael within Selling and administrative expenses.

(c)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
Represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed. For 2016, represents accelerated depreciation related to restructuring initiatives and severance costs related to the termination of a former executive officer and the partial reversal of restructuring accruals recorded in the prior year.

(g)
Represents gains on sale of assets. For 2016, assets sold were principally in Brazil. During the first quarter of 2016, we previously recognized approximately $3 million of gains related to the sale of fixed assets. We have not retrospectively adjusted these amounts out of our Adjusted Non-GAAP metrics.

(h)	Represents the release of CTA related to the liquidation of a foreign entity.
(i)
Represents an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall.

(j)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(k)
Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017. The amount includes approximately $38.6 million related to net adjustments on deferred tax assets and $100.6 million related taxes on deemed repatriation of earnings.

(l)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For fiscal year 2017, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

(m)	The sum of these items does not foot due to rounding.

(n)
The Company had approximately 79.4 million and 80.0 million shares outstanding on a weighted average basis for the years ended December 31, 2017 and 2016, respectively. As a result, our Adjusted EPS was $5.89 and $5.51, respectively, for the years ended December 31, 2017 and 2016, an increase of 7%.

B. Foreign Currency Reconciliation

Operating Profit
	Year Ended December 31,
	2017	2016
% Change - Reported (GAAP)	2%	(4)%
Items impacting comparability (1) (2)	2%	5%
% Change - Adjusted (Non-GAAP)(2)	4%	2%
Currency Impact	1%	2%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)(2)**	5%	4%
_______________________
(1) Includes items impacting comparability of $66.0 million for the year ended December 31, 2017 and includes $55.6 million of items impacting comparability for the year ended December 31, 2016.
(2)    2016 item does not foot due to rounding.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2017 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
C. Acquisition Related Intangible Asset Amortization
The Company tracks the amount of amortization expensed on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were expensed with respect to recent acquisitions:

	Year ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
PowderPure	$2,011	N/A
Fragrance Resources	$6,989	N/A
David Michael	$3,991	$1,662
Ottens Flavors	$6,285	$6,345
Lucas Meyer Cosmetics	$7,831	$8,322
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-K, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) our ability to achieve long-term sustainable growth and increase shareholder value, (ii) growth potential in the emerging markets, (iii) the anticipated impact of our acquisitions on our market position within key markets, (iv) our competitive position in the market and expected financial results in 2018, (v) expected savings from profit improvement initiatives, (vi) expected capital expenditures and cost pressures in 2018, (vii) the impact of the Tax Act on the Company’s effective tax rate in 2018, (viii) the expected level of share repurchases under the Company’s share repurchase program, (ix) our ability to innovate and execute on specific consumer trends and demands, and (x) timing of completion or relocation of our plants in China. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our ability to effectively compete in our market, and to successfully develop new products that appeal to our customers and consumers;

•	our ability to provide our customers with innovative, cost-effective products;

•	the impact of a disruption in our manufacturing operations;

•	the impact of the BASF supply chain disruption on the supply and price of a key ingredient in 2018;

•	our ability to implement our Vision 2020 strategy;

•	the impact of the recently-enacted Tax Act on our effective tax rate in 2018 and beyond;

•	our ability to successfully market to our expanding and decentralized Flavors customer base;

•	our ability to react in a timely manner to changes in the consumer products industry related to health and wellness;

•	our ability to establish and maintain collaborations, joint ventures or partnerships, which lead to the development or commercialization of products;

•	our ability to benefit from our investments and expansion in emerging markets;

•	the impact of international operations that are subject to regulatory, political and other risks;

•	the impact of economic uncertainty which may adversely affect demand for consumer products using flavors and fragrances;

•	our ability to attract and retain talented employees;

•	our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;

•	our ability to realize the expected cost savings and efficiencies from our profitability improvement initiatives and the optimization of our manufacturing facilities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	our ability to maintain the integrity of our raw materials, supply chain and finished goods, and comply with applicable regulations;

•	our ability to successfully manage our inventory and/or working capital balances;

•	the impact of violations of the U.S. Foreign Corrupt Practices Act or similar U.S. or foreign anti-bribery and anti-corruption laws and regulations in the markets in which we operate;

•	our ability to protect our intellectual property rights;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of any future impairment of our tangible or intangible long-lived assets;

•	the impact of changes in our tax rates, tax liabilities, the adoption of new United States or international tax legislation, or changes in existing tax laws;

•	our ability to successfully estimate the impact of certain accounting and tax matters; and

•	the potential adverse impact of Brexit on currency exchange rates, global economic conditions and cross-border agreements that affect our business.
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors, of this Form 10-K for additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2017, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2017, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound, Australian Dollar and Indonesian Rupiah. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $70 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We have also used non-U.S. dollar borrowings and foreign currency forward contracts, to hedge the foreign currency exposures of our net investment in certain foreign subsidiaries, primarily in the European Union. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s foreign currency forward contracts would change by approximately $2 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. The derivative instruments used are comprised of fixed to variable rate interest rate swaps based on the LIBOR plus an interest mark up and interest rate swaps to hedge the anticipated issuance of fixed rate debt. The notional amount, interest payment and maturity date of the swaps match the principal, interest payment and maturity date of the related debt and the swaps are valued using observable benchmark rates. Based on a hypothetical decrease or increase of one percentage point in LIBOR, the estimated fair value of the Company’s interest rate swaps would change by less than $4 million.
At December 31, 2017, the fair value of our fixed rate debt was 1.8 billion. Based on a hypothetical decrease of 10% in interest rates, the estimated fair value of the Company’s fixed debt would increase by $27 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 62. See Item 6 on page 28 for supplemental quarterly data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Form 10-K.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 29, 2017, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 29, 2017 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2018 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2018 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The information relating to executive compensation and the Company’s policies and practices as they relate to the Company’s risk management is set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein; except that the information under the caption “Compensation Committee Report” shall be deemed “furnished” with this report and shall not be deemed “filed” with this report, not deemed incorporated by reference into any filing under the Securities Act of 1933 except only as may be expressly set forth in any such filing by specific reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information relating to security ownership of management, certain beneficial owners and the Company’s equity plans is set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information regarding certain relationships and related party transactions and director independence is set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information regarding the independent registered public accounting firm (“independent accountant”) fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent accountant are set forth in the IFF 2018 Proxy Statement and such information is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm	63
Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	64
Consolidated Balance Sheet as of December 31, 2017 and 2016	65
Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015	66
Consolidated Statement of Shareholders’ Equity	67
Notes to Consolidated Financial Statements	68

(a)(3) EXHIBITS	109

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017, 2016 and 2015	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries as of December 29, 2017 and December 30, 2016, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 29, 2017, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years ended December 29, 2017 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2017 and December 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2018

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2017	2016	2015
Net sales	$3,398,719	$3,116,350	$3,023,189
Cost of goods sold	1,919,718	1,717,280	1,671,590
Gross profit	1,479,001	1,399,070	1,351,599
Research and development expenses	286,026	254,263	246,101
Selling and administrative expenses	557,311	566,224	494,517
Restructuring and other charges, net	19,711	(1,700)	7,594
Amortization of acquisition-related intangibles	34,694	23,763	15,040
Gain on sales of fixed assets	(184)	(10,836)	—
Operating profit	581,443	567,356	588,347
Interest expense	65,363	52,989	46,062
Other (income) expense, net	(20,965)	(9,350)	3,184
Income before taxes	537,045	523,717	539,101
Taxes on income	241,380	118,686	119,854
Net income	295,665	405,031	419,247
Other comprehensive income (loss):
Foreign currency translation adjustments	54,609	(54,526)	(124,157)
Losses on derivatives qualifying as hedges	(17,936)	(1,797)	(2,970)
Pension and postretirement liability adjustment	5,940	(10,332)	54,117
Comprehensive income	$338,278	$338,376	$346,237

Net income per share — basic	$3.73	$5.07	$5.19
Net income per share — diluted	$3.72	$5.05	$5.16
Average number of shares outstanding - basic	79,070	79,648	80,449
Average number of shares outstanding - diluted	79,370	79,981	80,891
Dividends declared per share	$2.66	$2.40	$2.06

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$368,046	$323,992
Receivables:
Trade	677,055	560,653
Allowance for doubtful accounts	(13,392)	(9,995)
Inventories	649,448	592,017
Prepaid expenses and other current assets	215,387	142,347
Total Current Assets	1,896,544	1,609,014
Property, plant and equipment, net	880,580	775,716
Goodwill	1,156,288	1,000,123
Other intangible assets, net	415,787	365,783
Deferred income taxes	99,777	138,636
Other assets	149,950	127,712
Total Assets	$4,598,926	$4,016,984
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$6,966	$258,516
Accounts payable	338,188	274,815
Dividends payable	54,420	50,678
Other current liabilities	369,194	314,288
Total Current Liabilities	768,768	898,297
Other Liabilities:
Long-term debt	1,632,186	1,066,855
Deferred gains	37,344	39,816
Retirement liabilities	228,936	243,407
Other liabilities	242,398	137,475
Total Other Liabilities	2,140,864	1,487,553
Commitments and Contingencies (Note 18)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; authorized 500,000,000 shares; issued 115,858,190 shares as of December 31, 2017 and 2016; and outstanding 78,947,381 and 79,213,037 shares as of December 31, 2017 and 2016	14,470	14,470
Capital in excess of par value	162,827	152,481
Retained earnings	3,870,621	3,818,535
Accumulated other comprehensive loss:
Cumulative translation adjustments	(297,416)	(352,025)
Accumulated (losses) gains on derivatives qualifying as hedges	(10,332)	7,604
Pension and postretirement liability adjustment	(329,734)	(335,674)
Treasury stock, at cost - 36,910,809 and 36,645,153 shares as of December 31, 2017 and 2016	(1,726,234)	(1,679,147)
Total Shareholders’ Equity	1,684,202	1,626,244
Noncontrolling interest	5,092	4,890
Total Shareholders’ Equity including noncontrolling interest	1,689,294	1,631,134
Total Liabilities and Shareholders’ Equity	$4,598,926	$4,016,984

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
Cash flows from operating activities:
Net income	$295,665	$405,031	$419,247
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	117,967	102,469	89,597
Deferred income taxes	58,889	14,350	13,043
Gain on disposal of assets	(184)	(10,836)	(622)
Stock-based compensation	26,567	24,587	23,160
Pension contributions	(39,298)	(46,347)	(67,897)
Litigation settlement	(56,000)	—	—
Foreign currency gain on liquidation of entity	(12,217)	—	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(68,851)	(21,544)	(91,712)
Inventories	(18,911)	15,452	(37,628)
Accounts payable	29,114	(7,642)	89,273
Accruals for incentive compensation	19,144	12,133	(17,399)
Other current payables and accrued expenses	22,679	49,103	29,124
Other assets	(3,866)	(1,067)	47,635
Other liabilities	20,058	14,450	(28,506)
Net cash provided by operating activities	390,756	550,139	467,315
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(192,328)	(236,836)	(493,424)
Additions to property, plant and equipment	(128,973)	(126,412)	(101,030)
Proceeds from disposal of assets	16,139	6,856	4,302
Maturity of net investment hedges	1,434	637	12,128
Proceeds from life insurance contracts	3,798	292	868
Net cash used in investing activities	(299,930)	(355,463)	(577,156)
Cash flows from financing activities:
Cash dividends paid to shareholders	(206,118)	(184,897)	(158,870)
Increase (decrease) in revolving credit facility borrowings and overdrafts	(4,499)	(131,074)	138,036
Proceeds from issuance of long-term debt	498,250	555,559	—
Deferred financing costs	(5,373)	(5,788)	—
Repayments of debt	(250,000)	(125,000)	—
Loss on pre-issuance hedges	(5,310)	(3,244)	—
Proceeds from issuance of stock under stock plans	329	813	886
Employee withholding taxes paid	(11,768)	(13,353)	(22,892)
Purchase of treasury stock	(58,069)	(127,443)	(122,193)
Net cash used in financing activities	(42,558)	(34,427)	(165,033)
Effect of exchange rate changes on cash and cash equivalents	(4,214)	(18,245)	(21,711)
Net change in cash and cash equivalents	44,054	142,004	(296,585)
Cash and cash equivalents at beginning of year	323,992	181,988	478,573
Cash and cash equivalents at end of year	$368,046	$323,992	$181,988
Cash paid for:
Interest, net of amounts capitalized	$55,440	$50,576	$46,760
Income taxes	$107,390	$107,898	$102,734
Noncash investing activities:
Accrued capital expenditures	$37,556	$26,049	$26,030

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at December 31, 2014	$14,470	$140,008	$3,350,734	$(540,430)	(35,080,600)	$(1,446,221)	$4,128	$1,522,689
Net income			419,247				544	419,791
Cumulative translation adjustment				(124,157)				(124,157)
Losses on derivatives qualifying as hedges; net of tax $463				(2,970)				(2,970)
Pension liability and postretirement adjustment; net of tax $(29,452)				54,117				54,117
Cash dividends declared ($2.06 per share)			(165,727)					(165,727)
Stock options		6,099			194,016	7,085		13,184
Treasury share repurchases					(1,074,210)	(121,193)		(121,193)
Vested restricted stock units and awards		(28,465)			124,895	4,560		(23,905)
Stock-based compensation		23,160						23,160
Balance at December 31, 2015	$14,470	$140,802	$3,604,254	$(613,440)	(35,835,899)	$(1,555,769)	$4,672	$1,594,989
Net income			405,031				218	405,249
Cumulative translation adjustment				(54,526)				(54,526)
Losses on derivatives qualifying as hedges; net of tax $(227)				(1,797)				(1,797)
Pension liability and postretirement adjustment; net of tax $3,049				(10,332)				(10,332)
Cash dividends declared ($2.40 per share)			(190,750)					(190,750)
Stock options		8,952			30,015	1,335		10,287
Treasury share repurchases					(1,058,018)	(127,443)		(127,443)
Vested restricted stock units and awards		(21,860)			218,749	2,730		(19,130)
Stock-based compensation		24,587						24,587
Balance at December 31, 2016	$14,470	$152,481	$3,818,535	$(680,095)	(36,645,153)	$(1,679,147)	$4,890	$1,631,134
Net income			295,665				202	295,867
Cumulative adjustment relating to the adoption of ASC 2016-16			(33,719)					(33,719)
Cumulative translation adjustment				54,609				54,609
Losses on derivatives qualifying as hedges; net of tax $2,017				(17,936)				(17,936)
Pension liability and postretirement adjustment; net of tax ($1,583)				5,940				5,940
Cash dividends declared ($2.66 per share)			(209,860)					(209,860)
Stock options		4,558			24,423	1,208		5,766
Treasury share repurchases					(459,264)	(58,069)		(58,069)
Vested restricted stock units and awards		(20,779)			169,185	9,774		(11,005)
Stock-based compensation		26,567						26,567
Balance at December 31, 2017	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294

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
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. The 2017, 2016 and 2015 fiscal years were 52 week periods. For the 2017, 2016 and 2015 fiscal years, the actual closing dates were December 29, December 30 and January 1, respectively.
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
Accounts Receivable    The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sale of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs increased approximately $7.6 million, $34.0 million and $3.4 million in 2017, 2016 and 2015, respectively. The cost of participating in these programs was immaterial to our results in all periods.

Inventories    Inventories are stated at the lower of cost (on a weighted-average basis) or market. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Raw materials	$326,140	$288,629
Work in process	16,431	13,792
Finished goods	306,877	289,596
Total	$649,448	$592,017
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
Finite-Lived Intangible Assets Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition and amortized on a straight-line basis over the following estimated useful lives: customer relationships, 11 - 23 years; patents, 5 - 15 years; trade names, approximately 30 years; and technological know-how, 5 - 28 years.
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
In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market-based assumptions in accordance with the criteria in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350. The Company has identified four reporting units: (1) Flavors, (2) Fragrance Compounds, (3) Fragrance Ingredients and (4) Cosmetic Actives Ingredients. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management.
The Company performs an annual goodwill impairment test for the Flavors, Fragrance Compounds, Fragrance Ingredients and Cosmetic Actives Ingredients reporting units by assessing the fair value of the reporting units based on discounted cash flows. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference, and the impairment charge will be limited to the amount of goodwill allocated to that reporting unit. In January 2017, the FASB issued an amendment to the Goodwill Impairment guidance which eliminates Step 2 from the goodwill impairment test. Effective fiscal year 2017, the Company adopted the new guidance and no longer performs the annual goodwill impairment test using the two-step approach. The Company completed its annual goodwill impairment test as of November 30, 2017, which indicated no impairment of goodwill, as the estimated fair values substantially exceeded the carrying values of each of these reporting units.
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
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations.
The Tax Act impacted the Company's consolidated results of operations during the 2017 fourth quarter and is expected to continue to impact its consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the Tax Act that impact future tax years are still being assessed. Any material revisions in the Company's computations could adversely affect its cash flows and results of operations.
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
Net Income Per Share    Net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computations of basic and diluted net income per share is as follows:

	December 31,
(SHARES IN THOUSANDS)	2017	2016	2015
Basic	79,070	79,648	80,449
Assumed dilution under stock plans	300	333	442
Diluted	79,370	79,981	80,891

An immaterial amount of Stock-Settled Appreciation Rights (“SSARs”) were excluded from the computation of diluted net income per share at December 31, 2017 and 2016. There were no stock options or SSARs excluded from the computation in 2015.
The Company has issued shares of Purchased Restricted Stock ("PRS") and Purchased Restricted Stock Units (“PRSUs”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders, PRS and PRSU holders was less than $0.01 per share for each year and the number of PRS and PRSUs outstanding as of December 31, 2017, 2016 and 2015 was immaterial. Net income allocated to such PRS and PRSUs during 2017, 2016 and 2015 was approximately $1.0 million, $1.0 million and $2.0 million, respectively.
Stock-Based Compensation    Compensation cost of all stock-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such stock-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
Financing Costs    Costs incurred in the issuance of debt are deferred and amortized as part of interest expense over the stated life of the applicable debt instrument. Unamortized deferred financing costs relating to senior debt are presented as a reduction in the amount of debt outstanding on the Consolidated Balance Sheet. Unamortized deferred financing costs relating to the revolving credit facility are recorded in Other assets on the Consolidated Balance Sheet.
Recent Accounting Pronouncements
In February 2018, FASB issued amendments to the Income Statement - Reporting Comprehensive Income guidance which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
In August 2017, FASB issued amendments to the Derivatives and Hedging guidance which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements should be applied prospectively while the amendments to cash flow and net investment hedge relationships should be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
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
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and should be applied retrospectively, for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period. The Company will adopt this standard on January 1, 2018, and expects the impact that this guidance will have on its Consolidated Statement of Comprehensive Income will be an increase in operating expenses of approximately $30 million and $15 million for the fiscal years 2017 and 2016, respectively. There will be no impact to Net income or Net Income per share in either period. The new guidance also limits the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization.
In January 2017, the FASB issued amendments to the Business Combination guidance which clarifies the definition of a business in order to assist companies when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective prospectively for annual and interim periods beginning after December 15, 2017. The Company will apply this guidance for transactions occurring after the effective date.
In October 2016, the FASB issued authoritative guidance which allows for the immediate recognition of current and deferred income tax impact on intra-entity asset transfers, excluding inventory. The Company adopted this guidance in the first quarter of fiscal year 2017 and accordingly, recorded a cumulative-effect adjustment to Retained earnings that reduced Other assets and adjusted Deferred income taxes by a net amount of approximately $34 million.

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
In June 2016, the FASB issued authoritative guidance which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements, but does not expect this guidance to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance which requires changes to several aspects of the accounting for share-based payment transactions, including the treatment of income tax consequences, classification of awards as either equity or liabilities, and classification of certain items on the statement of cash flows. This guidance was effective for annual and interim periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The standard requires that employee taxes paid when an employer withholds shares be presented in the Consolidated Statement of Cash Flows as a financing activity instead of an operating activity. The Company adopted this change retrospectively. The adoption resulted in an $11.8 million, $13.4 million and $22.9 million reclassification from Net cash provided by operating activities to Net cash provided by financing activities on the Consolidated Statement of Cash Flows as of December 31, 2017, 2016 and 2015, respectively. In addition, the standard requires that excess tax benefits presented in the Consolidated Statement of Cash Flows be classified as an operating activity instead of a financing activity. The Company adopted this change retrospectively. The adoption resulted in a $3.3 million, $4.7 million and $12.1 million reclassification from Net cash provided by financing activities to Net cash provided by operating activities on the Consolidated Statement of Cash Flows as of December 31, 2017, 2016 and 2015, respectively.
The standard also requires all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This guidance has been applied prospectively. This change resulted in a $3.3 million benefit to income tax expense for the year ended December 31, 2017. For 2016, benefits of $5.3 million were recognized in equity. Additionally, the standard allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to be forfeited or account for forfeitures as they occur. The Company has elected to continue to account for forfeitures using an estimate of awards expected to be forfeited.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model, that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 30, 2018 and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Comprehensive Income. The Company has begun to evaluate the nature of its leases and has compiled preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its leases will relate to property but with additional leases in existence that relate to vehicles and machinery.
Revenue Recognition - Adoption of ASC 606
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606 Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue will be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This guidance is applicable to all entities and is effective for annual and interim periods beginning after December 15, 2017. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The Company has determined that it will adopt this guidance using the modified retrospective approach.
The Company has substantially completed the evaluation of the Revenue Standard, including updates to it issued by the FASB, and has adopted the Revenue Standard on December 30, 2017, the first day of the Company’s 2018 fiscal year. A cumulative catch up adjustment will be recorded as of that date.

The Company creates and manufactures flavors and fragrances. Approximately 90% of products, principally Flavors compounds and Fragrance compounds, are customized to customer specifications and have no alternative use other than sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from Fragrance Ingredient products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
The Company’s evaluation is substantially complete and was comprised of (i) a detailed review of a large number of documents, including master service, supply, rebate and other similar agreements, and purchase orders, (ii) interviews with regional finance and business personnel on general issues, such as the nature of its larger customer relationships; the nature of potential regional variations; rebates and other price adjustments; upfront costs; and shipping terms and specific issues identified during the review (such as consignment, minimum order quantities, etc.), and (iii) consultation with legal counsel with respect to the nature of various terms within the contracts.
Based on this evaluation, with respect to the vast majority of the Company’s contracts for Compounds products, the Company will recognize revenue at a point in time. Specifically, revenue will be recognized upon transfer of control of the product, as the Company does not have an “enforceable right to payment for performance to date” (as set out in section 606-10-25-27 (c) of the Standard). With respect to a small number of Compounds products customers, the Company has determined that it does have an “enforceable right to payment for performance to date” (as set out in section 606-10-25-27 (c) of the Revenue Standard). For contracts where an enforceable right to payment exists the Company will recognize revenue over time using the output method. The calculation of the required cumulative catch up adjustment is in the process of being finalized.
It was determined that no adjustment will be required with respect to revenue related to Ingredients products as such products generally have alternative uses and on which the Company does not have an enforceable right to payment at all times during the manufacturing process.
In completing its assessment of the adoption of the Revenue Standard the Company elected to combine the shipment of goods with their manufacture to account for both shipment and manufacture as a single performance obligation.
Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform to the current year presentation.
The Consolidated Statement of Cash Flows has been revised to properly reclassify $3.3 million from Net cash used in financing activities to Net cash provided by operating activities for the year ended December 31, 2016. In addition, approximately $5.4 million of expense was recorded during the first quarter of 2017 for a tax assessment relating to prior periods. These adjustments were not material to the current and previously-issued financial statements.
NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
2017 Productivity Program
On February 15, 2017, the Company announced that it was adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, we expect to optimize our global footprint and simplify the Company's organizational structures globally. In connection with this initiative, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $24-$26 million in personnel-related costs and an estimated $6 million in facility-related costs, such as lease termination, and integration-related costs.
The Company recorded $20.6 million of charges related to personnel-related costs in 2017, with the remainder of the personnel-related and other costs expected to be recognized by the end of 2018. The Company made payments of $14.0 million related to severance in 2017. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.

2015 Severance and Contingent Consideration Charges
During 2015, the Company established a series of initiatives intended to streamline its management structure, simplify decision-making and accountability, better leverage and align its capabilities across the organization and improve efficiency of its global manufacturing and operations network. As a result, the Company recorded charges for severance and related costs pertaining to approximately 150 positions that were affected. During 2016, the Company recorded a credit of $1.7 million related to the reversal of severance accruals that were determined to be no longer required. Separately, in 2015, the Company recorded a charge of $7.2 million, included in Selling and administrative expenses, associated with the acceleration from 2016 to 2015 of contingent consideration payments from the Aromor acquisition that were triggered by certain of the management structure changes noted above. In addition, during 2017, the Company made payments of $0.2 million related to severance and recorded a credit of $2.3 million related to the reversal of severance accruals that were determined to be no longer required.
Roll Forward of Liability
Movements in severance-related accruals during 2015, 2016 and 2017 are as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at January 1, 2015	$759	$—	$759
Additional charges (reversals), net	7,594	—	7,594
Payments	(471)	—	(471)
Balance at December 31, 2015	7,882	—	7,882
Additional charges (reversals), net	(1,700)	658	(1,042)
Non-cash charges	—	(658)	(658)
Payments	(2,905)	—	(2,905)
Balance at December 31, 2016	3,277	—	3,277
Additional charges (reversals), net	18,309	1,402	19,711
Non-cash charges	—	(528)	(528)
Payments	(14,047)	(456)	(14,503)
Balance at December 31, 2017	$7,539	$418	$7,957
NOTE 3.    ACQUISITIONS
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
The Company paid approximately $54.6 million including $0.4 million of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. Additionally, the Company recorded an accrual of approximately $1.4 million representing the current estimate of additional contingent consideration payable to the former owners of PowderPure. (The maximum earnout payable is $10 million upon satisfaction of certain performance metrics). The purchase price exceeded the preliminary fair value of existing net assets by approximately $48.0 million. The excess was allocated principally to identifiable intangible assets including approximately $27.5 million to proprietary technology, approximately $4.5 million to trade name and approximately $0.8 million to customer relationships, and approximately $15.2 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents the value the Company expects to achieve from its increased exposure to clean label products within the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: proprietary technology, 14 years; trade name, 14 years; and customer relationships, 2 years.
The purchase price allocation is preliminary pending finalization of working capital adjustment calculations. The purchase price allocation is expected to be completed by the first quarter of 2018. No material adjustments have been made to the purchase price allocation since the preliminary valuation performed in the second quarter of 2017.
No pro forma financial information for 2017 or 2016 is presented as the acquisition was not material to the consolidated financial statements.

Fragrance Resources
On January 17, 2017, the Company completed the acquisition of 100% of the outstanding shares of Fragrance Resources, Inc., Fragrance Resources GmbH, and Fragrance Resources SAS (collectively "Fragrance Resources"), a privately-held fragrance company with facilities in Germany, North America, France, and China. The acquisition was accounted for under the purchase method. Fragrance Resources was acquired to strengthen the North American and German Fragrances business.
The Company paid approximately €143.4 million (approximately $151.9 million) including approximately €13.7 million (approximately $14.4 million) of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. Of the total paid, approximately €142.0 million (approximately $150.5 million) was paid at closing and an additional €1.4 million (approximately $1.5 million) was paid in connection with the finalization of the working capital adjustment. The purchase price exceeded the fair value of existing net assets by approximately $122.0 million. The excess was allocated principally to identifiable intangible assets including approximately $51.7 million related to customer relationships, approximately $13.6 million related to proprietary technology and trade name, and approximately $72.0 million of goodwill (which is not deductible for tax purposes) and approximately $15.3 million of net deferred tax liability. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of Fragrance Resources to the Company's existing Fragrances business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years; proprietary technology, 5 years; and customer relationships, 12 - 16 years.
The purchase price allocation was finalized in the fourth quarter of 2017. Certain measurement period adjustments were made subsequent to the initial purchase price allocation including adjustments related to the finalization of the purchase price, the allocation of certain intangibles and the calculation of applicable deferred taxes. The additional amortization of intangibles required as a result of the measurement period adjustments was not material.
No pro forma financial information for 2016 is presented as the acquisition was not material to the consolidated financial statements.
2016 Activity
David Michael
On October 7, 2016, the Company completed the acquisition of 100% of the outstanding shares of David Michael & Company, Inc. ("David Michael"). The acquisition was accounted for under the purchase method. David Michael was acquired to strengthen the North American flavors business. The Company paid approximately $242.6 million (including $5.1 million of cash acquired) for this acquisition, which was funded from existing resources. The preliminary purchase price allocation was updated during the first quarter of 2017, resulting in a reduction in allocation of value to customer relationships. The related reduction in amortization expense was not material to the Consolidated Statement of Comprehensive Income. The purchase price allocation was finalized during the second quarter of 2017. Additionally, during the second quarter of 2017, the Company finalized the working capital adjustment and paid an additional $0.7 million. The purchase price exceeded the fair value of existing net assets by approximately $168.7 million. The excess was allocated principally to identifiable intangible assets including approximately $50.0 million related to customer relationships, approximately $8.4 million related to proprietary technology and trade name, and approximately $110.2 million of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of David Michael to the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: trade name, of goodwill (which is deductible for tax purposes). Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of David Michael to the Company's existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years; proprietary technology, 5 years; and customer relationships, 18 - 20 years.
No pro forma financial information for 2016 or 2015 is presented as the impact of the acquisition was immaterial to the Consolidated Statement of Comprehensive Income.
2015 Activity
Lucas Meyer
During the third quarter of 2015, the Company completed the acquisition of 100% of the outstanding shares of Lucas Meyer Cosmetics, a business of Unipex Group ("Lucas Meyer"). The total shares acquired include shares effectively acquired pursuant to put and call option agreements. The acquisition was accounted for under the purchase method. Total consideration was approximately €284.0 million ($312.1 million), including approximately $4.8 million of cash acquired. The Company paid €282.1 million (approximately $309.9 million) for this acquisition, which was funded from existing resources, and recorded a liability of approximately €2.0 million (approximately $2.2 million). The purchase price exceeded the fair value of existing net assets by approximately $290.1 million. The excess was allocated principally to identifiable intangible assets (approximately $156.4 million), goodwill (approximately $179.5 million) and approximately $40.1 million to deferred taxes. Goodwill is the excess of the purchase price over the fair value of net assets acquired. Goodwill represents the value the Company expects to achieve from its expansion into new segments of the industry. Separately identifiable intangible assets are principally related to customer relationships, proprietary technology and patents. The intangible assets are being amortized over the following estimated useful lives: trade names and proprietary technology, 28 years; customer relationships, 23 years; patents, 11 years; and non-solicitation agreements, 3 years. The purchase price allocation was completed during the second quarter of 2016.
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
NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2017	2016
Asset Type
Land	$39,006	$36,366
Buildings and improvements	560,939	519,947
Machinery and equipment	1,162,164	1,052,114
Information technology	186,891	182,153
Construction in process	141,755	122,753
Total Property, Plant and Equipment	2,090,755	1,913,333
Accumulated depreciation	(1,210,175)	(1,137,617)
Total Property, Plant and Equipment, Net	$880,580	$775,716
Depreciation expense was $83.4 million for the year ended December 31, 2017, and $78.6 million and $74.8 million for the years ended December 31, 2016 and 2015, respectively.

NOTE 5.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during the years ended December 31, 2015, 2016 and 2017 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at January 1, 2015	$675,484
Acquisitions	265,905
Balance at December 31, 2015	941,389
Acquisitions	67,480
Foreign exchange	(8,746)
Balance at December 31, 2016	1,000,123
Acquisitions	87,865
Foreign exchange	32,920
Other(a)	35,380
Balance at December 31, 2017	$1,156,288
_______________________

(a)
Other above principally represents the increase to Goodwill associated with the update of certain customer relationship assumptions in the final purchase price allocation of David Michael, as disclosed in Note 3.

Goodwill by segment was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Flavors	$525,038	$473,820
Fragrances	631,250	526,303
Total	$1,156,288	$1,000,123
The increase reflected in Flavors above represents the preliminary purchase price allocation of PowderPure as disclosed in Note 3 and the finalization of the David Michael purchase price allocation in 2017. The increase reflected in Fragrances above represents the purchase price allocation of Fragrance Resources as disclosed in Note 3.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Asset Type
Customer relationships	$407,636	$371,270
Trade names & patents	38,771	30,679
Technological know-how	161,856	119,544
Other	24,814	24,470
Total carrying value	633,077	545,963
Accumulated Amortization
Customer relationships	(104,800)	(82,555)
Trade names & patents	(15,241)	(12,198)
Technological know-how	(76,766)	(68,292)
Other	(20,483)	(17,135)
Total accumulated amortization	(217,290)	(180,180)
Other intangible assets, net	$415,787	$365,783
Amortization expense was $34.7 million for the year ended December 31, 2017, and $23.8 million and $15.0 million for the years ended December 31, 2016 and 2015, respectively. Estimated annual amortization is $36.3 million for the year 2018, $34.7 million for the year 2019, $34.0 million for the year 2020, $29.2 million for the year 2021 and $25.1 million for 2022.
NOTE 6.    OTHER ASSETS
Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Overfunded pension plans	$70,792	$4,343
Cash surrender value of life insurance contracts	45,216	43,425
Other(a)	33,942	79,944
Total	$149,950	$127,712
_______________________

(a)	Includes land usage rights in China.

NOTE 7.    OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Accrued payrolls and bonuses	$88,361	$64,357
Rebates and incentives payable	37,218	21,471
Value-added tax payable	17,856	15,567
Interest payable	15,863	17,173
Current pension and other postretirement benefit obligation	12,866	10,630
Accrued insurance (including workers’ compensation)	10,771	10,798
Restructuring and other charges	7,957	3,277
Litigation accrual	—	55,000
Accrued income taxes	22,190	617
Other	156,112	115,398
Total	$369,194	$314,288
NOTE 8.    SALE AND LEASEBACK TRANSACTIONS
In connection with the disposition of certain real estate in prior years, the Company entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $32.7 million and $35.6 million at December 31, 2017 and 2016, respectively, of which $29.5 million and $32.4 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under Deferred gains, with the remainder included as a component of Other current liabilities.
NOTE 9.    BORROWINGS
Debt consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	2017	2016
Senior notes - 2007 (1)	6.40% - 6.82%	$249,765	$499,676
Senior notes - 2013 (1)	3.39%	298,670	297,986
Euro Senior notes - 2016 (1)	1.99%	589,848	512,764
Senior notes - 2017 (1)	4.50%	492,819	—
Bank overdrafts and other		7,993	13,599
Deferred realized gains on interest rate swaps		57	1,346
		$1,639,152	$1,325,371
Less: Bank borrowings, overdrafts and current portion of long-term debt		(6,966)	(258,516)
		$1,632,186	$1,066,855
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

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
Euro Senior Notes - 2016
On March 14, 2016, the Company issued €500.0 million face amount of 1.75% Senior Notes ("Euro Senior Notes - 2016") due 2024 at a discount of €0.9 million. The Company received proceeds related to the issuance of these Euro Senior Notes - 2016 of €496.0 million which was net of the €0.9 million discount and €3.1 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3.2 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the eight year term of the debt. The Euro Senior Notes - 2016 bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The Euro Senior Notes - 2016 will mature on March 14, 2024.
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

Upon 30 days’ notice to holders of the Senior Notes - 2013, the Company may redeem the Senior Notes - 2013 for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture governing the Senior Notes - 2013. However, no make-whole premium will be paid for redemptions of the Senior Notes - 2013 on or after February 1, 2023. The indenture provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, to enter into sale-leaseback transactions or to consolidate with or merge into any other entity or convey, transfer or lease all or substantially all of the Company’s properties and assets. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Senior Notes - 2013 below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Senior Notes - 2013 at a price equal to 101% of the principal amount of the Senior Notes - 2013, plus accrued and unpaid interest to the date of repurchase.
Senior Notes - 2007
On September 27, 2007, the Company issued $500.0 million of Senior Unsecured Notes (“Senior Notes - 2007”) in four series under the Note Purchase Agreement (“NPA”): (i) $250.0 million in aggregate principal amount of 6.25% Series A Senior Notes due September 27, 2017, (ii) $100.0 million in aggregate principal amount of 6.35% Series B Notes due September 27, 2019, (iii) $50.0 million in aggregate principal amount of 6.50% Series C Notes due September 27, 2022, and (iv) $100.0 million in aggregate principal amount of 6.79% Series D Notes with interest payable on March 27 and September 27 of each year, commending on March 27, 2008. The Senior Notes - 2007 mature on September 27, 2027.
During the third quarter of 2017, the Company made a payment of $250 million on the Senior Notes - 2007.
The Senior Notes - 2007 contain various affirmative and negative covenants, including the requirement for the Company to maintain, at the end of each fiscal quarter, a ratio of consolidated net debt for borrowed money to adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") in respect of the previous 12-month period of not more than 3.50 to 1. As of December 31, 2017, the Company was in compliance with all covenants under the Senior Notes - 2007.
Credit Facility
On December 2, 2016, the Company and certain of its subsidiaries amended and restated the Company’s existing amended and restated credit agreement with Citibank, N.A., as administrative agent, last amended and restated on April 4, 2014 (the “Credit Facility”), to, among other things (i) modify the available tranches of the revolving loan facility provided under the Credit Facility, (ii) extend the maturity date of the Credit Facility until December 2, 2021 and (iii) increase the Company’s required ratio of Net Debt to Consolidated EBITDA under the Facility from 3.25 to 1.0 to 3.50 to 1.0. Tranche A of the Credit Facility is now available to borrowers in U.S. dollars, Euro, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $564.1 million, with a sublimit of $25.0 million for swing line borrowings. Tranche B of the Credit Facility is now available to borrowers in U.S. dollars, Euro, Swiss francs, Japanese yen and British sterling in an aggregate amount up to an equivalent of approximately $385.9 million, with sublimits of €50 million and $25 million for swing line borrowings.
The Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Credit Facility. Borrowings under the Credit Facility bear interest at rate of LIBOR corresponding to the term of the loan plus a margin, currently 112.5 bps, linked to the Company's credit rating. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material. The Credit Facility contains various affirmative and negative covenants, including the requirement for the Company to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.50 to 1. As of December 31, 2017, the Company was in compliance with all covenants under this Credit Facility. The Company had no borrowings outstanding under the Credit Facility as of December 31, 2017, with $950.0 million still available for additional borrowings. As the Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.

Outstanding Borrowings
The following table shows the contractual maturities of our long-term debt as of December 31, 2017.

	Payments Due by Period
(DOLLARS IN THOUSANDS)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes - 2007	$250,000	$—	$100,000	$50,000	$100,000
Senior notes - 2013	300,000	—	—	—	300,000
Euro Senior notes - 2016	594,400	—	—	—	594,400
Senior notes - 2017	500,000	—	—	—	500,000
Total	$1,644,400	$—	$100,000	$50,000	$1,494,400
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of December 31, 2017 and 2016, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding during 2017 and 2016 was $107.5 million and $65 million, respectively.
NOTE 10.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
U.S. income before taxes	$(24)	$9,078	$29,792
Foreign income before taxes	537,069	514,639	509,309
Total income before taxes	$537,045	$523,717	$539,101
The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
Current tax provision
Federal	$68,886	$(2,920)	$7,648
State and local	137	1,383	199
Foreign	113,468	105,873	98,964
	182,491	104,336	106,811
Deferred tax provision
Federal	74,446	8,838	14,379
State and local	(11,537)	(631)	399
Foreign	(4,020)	6,143	(1,735)
	58,889	14,350	13,043
Total income taxes	$241,380	$118,686	$119,854

Effective Tax Rate Reconciliation
Reconciliation between the U.S. federal statutory income tax rate to the actual effective tax rate was as follows:

	December 31,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(11.8)	(11.5)	(10.7)
Tax benefit from supply chain optimization	(2.3)	(0.7)	—
Unrecognized tax benefit, net of reversals	2.3	0.6	(0.8)
U.S. tax reform	26.0	—	—
Spanish tax charges	—	—	(0.4)
State and local taxes	(2.1)	0.1	0.1
Other, net	(2.2)	(0.8)	(1.0)
Effective tax rate	44.9%	22.7%	22.2%
The effective tax rate reflects the impact of U.S. tax reform as discussed below, partially offset by the benefit from having significant operations outside the U.S. that are taxed at rates that are lower than the U.S. federal rate of 35% and the reversal of a valuation allowance on certain state deferred tax assets. Included in the 2015 effective tax rate was a $10.5 million benefit related to favorable tax rulings in Spain and another jurisdiction for which reserves were previously recorded. The 2017, 2016 and 2015 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $9.5 million, $7.5 million and $2.8 million, respectively, principally due to statutory expiry and effective settlement.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21% and establishing a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the Act also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction.
The Tax Act impacted the Company's consolidated results of operations during the 2017 fourth quarter and is expected to continue to impact its consolidated results of operations in future periods. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" will be payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than the fourth quarter of 2018. Other provisions of the Tax Act that impact future tax years are still being assessed. Any material revisions in the Company's computations could adversely affect its cash flows and results of operations.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends which has allowed the Company to realize its federal deferred tax assets. In the future foreign dividends will be subject to a 100% dividends received deduction under the Tax Act and will not serve as a source of taxable income. However, as of December 31, 2017 the U.S. consolidated group is in a cumulative income position and expects to continue to generate future taxable income to realize tax benefits for the reversal of temporary differences. The corresponding U.S. federal taxable income is sufficient to realize $60.3 million in deferred tax assets as of December 31, 2017. The Company’s assessment is provisional as the Company analyzes other provisions of the Tax Act that may impact its U.S. tax profile.
Further, as of December 31, 2017 the Company recorded a benefit for $9.2 million related to a valuation allowance release previously recorded against state deferred tax assets. This was due to improved performance of the North American business in 2016 and 2017 and cumulative income from a state perspective. The majority of the Company’s state deferred tax assets relate to net operating loss and tax credit carryforwards that have a specified carryforward period. Therefore, the Company has maintained a valuation allowance of $10.6 million on certain state tax attributes based on a state taxable income forecast. The main input into the forecast is the 2017 taxable income projection. Changes in the performance of the North American business, the Company’s transfer pricing policies and adjustments to the Company’s U.S. tax profile due to the Tax Act could impact the estimate.
Deferred Taxes
The deferred tax assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Employee and retiree benefits	$87,400	$132,638
Credit and net operating loss carryforwards(a)	218,933	186,062
Trademarks and other	11,469	1,406
Amortizable R&D expenses	1,502	4,040
Gain (loss) on foreign currency translation	10,885	(8,799)
Other, net	11,692	6,016
Gross deferred tax assets	341,881	321,363

Property, plant and equipment, net	(11,745)	(17,000)
Trademarks and other	(73,979)	(55,899)
Gross deferred tax liabilities	(85,724)	(72,899)
Valuation allowance(a)	(207,483)	(152,752)
Total net deferred tax assets	$48,674	$95,712
_______________________

(a)
During 2017 and 2016, the Company increased its deferred tax assets by $58.8 million and by $7.6 million, respectively, relating to an adjustment to the 2016 and 2015 foreign net operating loss carryforwards, respectively. The entire adjustments of $58.8 million and $7.6 million were offset by corresponding adjustments in valuation allowances. These adjustments are not considered material to the previously issued financial statements.

Effective January 1, 2017, the Company prospectively applied new accounting guidance which required all excess tax benefits/deficiencies be recognized as income tax expense/benefit in the Consolidated Statement of Comprehensive Income. This change resulted in a $3.3 million benefit to income tax expense for the year ended December 31, 2017. For 2016, benefits of $5.3 million were recognized in equity.
Net operating loss carryforwards were $212.5 million and $149.1 million at December 31, 2017 and 2016, respectively. If unused, $6.6 million will expire between 2018 and 2037. The remainder, totaling $205.9 million, may be carried forward indefinitely. Tax credit carryforwards were $12.5 million and $42.8 million at December 31, 2017 and 2016, respectively. If unused, the $12.2 million will expire between 2018 and 2037. The remaining $0.3 million may be carried forward indefinitely.
Of the $225.0 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2017, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $198.1 million of net operating loss carryforwards and $8.6 million of tax credits has been established against these deferred tax assets, respectively. In addition, due to realizability concerns, the Company established a valuation allowance against certain other net deferred tax assets of $3.2 million.

Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
Balance of unrecognized tax benefits at beginning of year	$26,428	$24,198	$23,055
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	1,169	1,254	18
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(268)	(3)	(43)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	13,191	8,131	12,011
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	—	(6,075)	(10,221)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(2,358)	(1,077)	(622)
Balance of unrecognized tax benefits at end of year	$38,162	$26,428	$24,198
At December 31, 2017, 2016 and 2015, there were $28.5 million, $19.1 million, and $24.2 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $9.7 million and $7.3 million recorded to Other current liabilities for 2017 and 2016, respectively. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.
For the year ended December 31, 2017, the Company increased its liabilities for interest and penalties by $3.0 million, net, and increased its liabilities for interest and penalties by $0.3 million, net, and reduced its liabilities by $1.4 million, net for the years ended 2016 and 2015, respectively. At December 31, 2017, 2016 and 2015, the Company had accrued $2.8 million, $0.8 million and $0.8 million, respectively, of interest and penalties classified as Other liabilities and $1.3 million and $0.3 million in 2017 and 2016, respectively, recorded to Other current liabilities. No such liabilities were accrued for the year ended December 31, 2015.
As of December 31, 2017, the Company’s aggregate provision for uncertain tax positions, including interest and penalties, was $42.3 million, associated with various tax positions asserted in foreign jurisdictions, none of which is individually material.
Other
Tax benefits credited to Shareholders’ equity totaled $0.1 million for the year ended December 31, 2017, and $0.2 million in each of the years ended December 31, 2016 and 2015 associated with stock option exercises and PRSU dividends.
The Tax Act requires a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax and will not be subject to additional U.S. tax when repatriated. Foreign withholding taxes, however, may still apply in certain jurisdictions.  The Company has not provided for the foreign withholding taxes with respect to the $1.9 billion of accumulated unremitted earnings of non-U.S. subsidiaries, as management still has the intention and ability to permanently reinvest those earning, but its assessment is provisional under SAB 118. The unrecognized deferred tax liability on these unremitted earnings approximates $72.0 million.
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

NOTE 11.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $2.66, $2.40 and $2.06 in for the years ended December 31, 2017, 2016 and 2015, respectively. The Consolidated Balance Sheet reflects $54.4 million of dividends payable at December 31, 2017. This amount relates to a cash dividend of $0.69 per share declared in December 2017 and paid in January 2018. Dividends declared, but not paid as of December 31, 2016 and December 31, 2015 were $50.7 million ($0.64 per share) and $44.8 million ($0.56 per share), respectively.
Share Repurchases
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on November 1, 2017 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows:

(DOLLARS IN THOUSANDS)	Shares Repurchased	Weighted- Average Price per Share	Dollar Amount Repurchased
Year Ended December 31, 2017	459,264	$126.44	$58,069
Year Ended December 31, 2016	1,058,018	124.01	127,443
Year Ended December 31, 2015	1,074,210	114.90	121,193
Based on the total remaining amount of $295.1 million available under the repurchase program, 1,933,959 shares, or 2.4% of shares outstanding (based on the market price and weighted average shares outstanding as of December 31, 2017) could be repurchased under the program as of December 31, 2017.
The purchases will be made from time to time on the open market or through private transactions as market and business conditions warrant. Repurchased shares will be placed into treasury stock. The ultimate level of purchases will be a function of the daily purchase limits established in the pre-approved program according to the share price at that time. This plan expires on November 1, 2022.
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
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
Equity-based awards	$26,567	$24,587	$23,160
Liability-based awards	6,014	3,884	4,784
Total stock-based compensation	32,581	28,471	27,944
Less tax benefit	(5,659)	(7,375)	(8,348)
Total stock-based compensation, net of tax	$26,922	$21,096	$19,596
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
Under the 2015 Plan, a total of 1,500,000 shares are authorized for issuance in addition to 1,552,694 shares remaining available under the 2010 plan that were rolled into the 2015 Plan. At December 31, 2017, 865,349 shares were subject to outstanding awards and 2,351,560 shares remained available for future awards under all of the Company’s equity award plans, including the 2015 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).
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
The 2013-2015 cycle concluded at the end of 2015 and an aggregate 73,134 shares of common stock were issued in March 2015. The 2014-2016 cycle concluded at the end of 2016 and an aggregate 47,267 shares of common stock were issued in March 2016. The 2015-2017 cycle concluded at the end of 2017 and an aggregate 46,091 shares of common stock will be issued in March 2018.
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
SSARs and Options
SSARs are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. SSARs do not require a financial investment by the SSARs grantee. An immaterial amount of SSARS was granted in 2015. No SSARs were granted in 2017 or 2016. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No stock options were granted in 2017, 2016 or 2015.
SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2016	19	$59.14	18
Exercised	(15)	57.66
Canceled	—	—
Balance at December 31, 2017	4	$64.25	4
The weighted average exercise price of SSARs and options exercisable at December 31, 2017, 2016 and 2015 were $60.39, $58.24 and $52.10, respectively.

SSARs and options outstanding at December 31, 2017 was as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$51 – $60	4	1.34	$60.39
Over $65	—	4.35	118.10
Total	4		$64.25	$376
SSARs and options exercisable as of December 31, 2017 was as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$51 – $60	4	1.34	$60.39
	4		$60.39	$366
The total intrinsic value of options/SSARs exercised during 2017, 2016 and 2015 totaled $1.2 million, $1.3 million and $7.3 million, respectively.
As of December 31, 2017, there was less than $0.1 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a period of 0.27 years.
Restricted Stock Units
The Company has granted RSUs to eligible employees and members of the Board of Directors. Such RSUs are subject to forfeiture if certain conditions are not met. RSUs principally vest 100% at the end of 3 years and contain no performance criteria provisions. An RSU’s fair value is calculated based on the market price of the Company's stock at date of grant, with an adjustment to reflect the fact that such awards do not participate in dividend rights. The aggregate fair value is amortized to expense ratably over the vesting period.
RSU activity was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
December 31, 2016	444	$107.43
Granted	161	131.36
Vested	(140)	95.52
Forfeited	(24)	115.79
Balance at December 31, 2017	441	$119.45
The total fair value of RSUs that vested during the year ended December 31, 2017 was $18.4 million.
As of December 31, 2017, there was $23.2 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years.
Purchased Restricted Stock and Purchased Restricted Stock Units
In 2014, the grant of awards under the Equity Choice program provided for eligible employees to purchase restricted shares of IFF common stock and deposit them into an escrow account. For each share deposited in escrow by the eligible employee, the Company matched with a grant of a share of restricted stock or, for non-U.S. participants, a restricted stock unit. The shares of restricted stock and restricted stock units generally vest on the third anniversary of the grant date, are subject to continued employment and other specified conditions, and pay dividends if and when paid by the Company. Holders of restricted stock have, in most instances, all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares. The PRSUs provide no such rights. During 2015, the Company modified the program so that all participants, including U.S. participants, began to receive a restricted stock unit instead of a share of restricted stock. Restricted stock units pay dividend equivalents and do not have voting rights.

The following table summarizes the Company's activity for the years ended December 31, 2017, 2016 and 2015:

(DOLLARS IN MILLIONS)	Issued Shares		Aggregate Purchase Price		Covered Shares
	PRSU	PRS	PRSU	PRS
2017	41,801	—	$5.8	$—	20,901
2016	58,629	—	7.0	—	29,315
2015	14,622	52,577	1.7	6.2	33,600
PRS and PRSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2016	198	$110.62
Granted	42	138.83
Vested	(79)	98.26
Forfeited	(2)	118.95
Balance at December 31, 2017	159	$124.15
The total fair value of PRS and PRSUs that vested during the year ended December 31, 2017 was $10.4 million.
As of December 31, 2017, there was $7.8 million of total unrecognized compensation cost related to non-vested PRS and PRSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.7 years.
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
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2016	96	$117.83
Granted	32	152.61
Vested	(31)	138.62
Forfeited	(2)	132.80
Balance at December 31, 2017	95	$152.61
The total fair value of Cash RSUs that vested during the year ended December 31, 2017 was $4.1 million.
As of December 31, 2017, there was $6.4 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.
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
Reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015
Net sales
Flavors	$1,632,166	$1,496,525	$1,442,951
Fragrances	1,766,553	1,619,825	1,580,238
Consolidated	$3,398,719	$3,116,350	$3,023,189

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Segment assets
Flavors	$1,929,005	$1,780,695
Fragrances	2,284,309	1,925,642
Global assets	385,612	310,647
Consolidated	$4,598,926	$4,016,984

	December 31,
(DOLLARS IN THOUSANDS)	2017		2016		2015
Segment profit:
Flavors	$375,208		$337,242		$318,476
Fragrances	335,412		334,220		321,764
Global expenses	(63,180)		(48,487)		(28,180)
Operational Improvement Initiatives (a)	(1,802)		(2,402)		(1,115)
Acquisition Related Costs (b)	(20,389)		(12,195)		(18,342)
Integration Related Costs (c)	(4,179)		—		—
Legal Charges/Credits, net (d)	(1,000)		(48,518)		—
Tax Assessment (e)	(5,331)		—		—
Restructuring and Other Charges, net (f)	(19,711)		(322)		(7,594)
Gain on Sale of Assets (g)	184		7,818		—
FDA Mandated Product Recall (h)	(11,000)		—		—
UK Pension Settlement Charges (i)	(2,769)		—		—
Spanish Capital Tax Charge (j)	—	—	—	—	10,530
Accelerated Contingent Consideration (k)	—		—		(7,192)
Operating Profit	581,443		567,356		588,347
Interest expense	(65,363)		(52,989)		(46,062)
Other income (expense), net (l)	20,965		9,350		(3,184)
Income before taxes	$537,045		$523,717		$539,101
Profit margin
Flavors	23.0%		22.5%		22.1%
Fragrances	19.0%		20.6%		20.4%
Consolidated	17.1%		18.2%		19.5%

(a)
For 2017 and 2016, represents accelerated depreciation and idle labor costs in Hangzhou, China. For 2016, also includes the partial reversal of severance accruals related to prior year operational initiatives in Europe. There was approximately $0.4 million of idle labor costs in Hangzhou, China recorded during the 2016 that were not excluded from segment profit. For 2015, represents costs related to the closing of a smaller facility in Europe and certain manufacturing actives in Asia while transferring production to larger facilities in each respective region.

(b)
For 2017, represents the amortization of inventory "step-up" included in Cost of goods sold and transaction costs related to the acquisitions of Fragrance Resources and PowderPure within Selling and administrative expenses. For 2016, represents the amortization of inventory "step-up" included in Cost of goods sold and transaction costs related to the acquisitions of David Michael within Selling and administrative expenses. For 2015, represents transaction costs and costs related to the fair value step-up of inventory of the Ottens Flavors and Lucas Meyer acquisitions.

(c)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
Represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed. For 2016, represents accelerated depreciation related to restructuring initiatives and severance costs related to the termination of a former executive officer and the partial reversal of restructuring accruals recorded in the prior year. For 2015, represents severance and related costs related to restructuring initiatives.

(g)
Represents gains on sale of assets. For 2016, assets sold were principally in Brazil. During the first quarter of 2016, we previously recognized approximately $3 million of gains related to the sale of fixed assets. We have not retrospectively adjusted these amounts out of our segment profit.

(h)
Represents an estimate of the Company's incremental direct costs and customer reimbursement obligations, in excess of the Company's sales value of the recalled products, arising from an FDA mandated recall.

(i)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(j)
The Spanish capital tax charge reversal represents the reversal of the charge recorded during the year ended December 31, 2013 (as a result of the unfavorable ruling of the Spanish capital tax case from 2002) in the year ended December 31, 2015 due to a favorable ruling on the Company's appeal.

(k)	Acceleration of contingent consideration payments related to the Aromor acquisition.
(l)	The 2017 amount includes $12,217 from the release of CTA related to the liquidation of a foreign entity.
The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for it to do so.
The Company had one customer that accounted for more than 10% of consolidated net sales in each year for all periods presented and had net sales of $358.5 million, $364.8 million and $358.9 million in 2017, 2016 and 2015, respectively. The majority of these sales were in the Fragrances operating segment.
Total long-lived assets consist of net property, plant and equipment and amounted to $880.6 million and 775.7 million at December 31, 2017 and 2016, respectively. Of this total, $219.1 million and $191.3 million were located in the United States at December 31, 2017 and 2016, respectively, $113.7 million and $95.1 million were located in the Netherlands at December 31, 2017 and 2016, respectively, $77.9 million and $78.4 million were located in Singapore at December 31, 2017 and 2016, respectively, and $135.8 million and $117.7 million were located in China at December 31, 2017 and 2016, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2017	2016	2015	2017	2016	2015
Flavors	$68,937	$47,064	$39,416	$53,534	$47,705	$45,228
Fragrances	53,089	73,345	50,597	59,951	50,724	39,614
Unallocated assets	6,947	6,003	11,017	4,482	4,040	4,755
Consolidated	$128,973	$126,412	$101,030	$117,967	$102,469	$89,597

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2017	2016	2015
Europe, Africa and Middle East	$1,065,596	$964,931	$945,675
Greater Asia	903,546	880,040	839,120
North America	901,821	769,081	718,614
Latin America	527,756	502,298	519,780
Consolidated	$3,398,719	$3,116,350	$3,023,189
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2017, 2016 and 2015 were $864.1 million, $735.3 million and $682.2 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2017, 2016 and 2015 were $2.5 billion, $2.4 billion and $2.3 billion, respectively. No non-U.S. country had net sales in any period presented greater than 10.0% of total consolidated net sales.
NOTE 14.    EMPLOYEE BENEFITS
The Company has pension and/or other retirement benefit plans covering approximately one-fourth of active employees. In 2007, the Company amended its U.S. qualified and non-qualified pension plans under which accrual of future benefits was suspended for all participants that did not meet the rule of 70 (age plus years of service equal to at least 70 as of December 31, 2007). Pension benefits are generally based on years of service and compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by general corporate assets.
The Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, the Company matches 100% of participants’ contributions up to 4% of compensation and 75% of participants’ contributions from over 4% to 8%. Employees that are still eligible to accrue benefits under the pension plans are limited to a 50% match of up to 6% of the participants’ compensation.
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
The Company offers a non-qualified Deferred Compensation Plan ("DCP") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2017 and December 31, 2016, the Consolidated Balance Sheet reflects liabilities of $43.0 million and $37.6 million, respectively, related to the DCP in Other liabilities and $22.5 million and $18.8 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $45.2 million and $43.4 million at December 31, 2017 and 2016, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
As of January 1, 2017, the Company changed its approach for calculating the discount rate which is applied to the Consolidated Balance Sheet and Consolidated Statement of Comprehensive Income from a single weighted-average discount rate approach to a multiple discount rate approach. The impact of this change for the full year 2017 was a reduction of approximately $8 million in pension expense.
During 2017, a pension settlement charge of $2.8 million was recorded related to one of the Company's U.K. plans. The settlement charge was triggered by the payment of large lump sum payments made to participants leaving the plan.
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost for benefits earned	$2,175	$2,497	$3,144	$18,652	$15,210	$15,866
Interest cost on projected benefit obligation	20,075	24,096	23,705	17,116	24,413	25,389
Expected return on plan assets	(35,577)	(33,988)	(32,405)	(50,626)	(45,865)	(50,437)
Net amortization of deferrals	5,424	5,821	21,390	14,403	12,802	12,864
Settlements and curtailments	—	—	—	2,746	—	—
Net periodic benefit cost	(7,903)	(1,574)	15,834	2,291	6,560	3,682
Defined contribution and other retirement plans	8,604	8,404	7,104	5,681	6,304	7,028
Total expense	$701	$6,830	$22,938	$7,972	$12,864	$10,710
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$(12,145)	$(4,917)		$(20,557)	$72,848
Recognized actuarial loss	(5,383)	(5,759)		(17,895)	(13,643)
Prior service cost	93	—		—	—
Recognized prior service (cost) credit	(41)	(62)		747	742
Currency translation adjustment	—	—		36,722	(43,270)
Total recognized in OCI (before tax effects)	$(17,476)	$(10,738)		$(983)	$16,677

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2017	2016	2015
Components of net periodic benefit cost
Service cost for benefits earned	$718	$852	$966
Interest cost on projected benefit obligation	2,710	3,326	3,904
Net amortization and deferrals	(4,913)	(5,088)	(4,476)
(Credit) Expense	$(1,485)	$(910)	$394
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$2,895	$2,868
Recognized actuarial loss	(1,421)	(1,701)
Recognized prior service credit	6,334	6,789
Total recognized in OCI (before tax effects)	$7,808	$7,956
The amounts expected to be recognized in net periodic cost in 2018 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$6,152	$12,680	$1,580
Prior service cost (credit) recognition	43	(794)	(6,335)
The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.19%	4.20%	3.90%	2.14%	3.03%	2.74%
Expected return on plan assets	7.30%	7.30%	7.30%	5.95%	6.40%	6.24%
Rate of compensation increase	3.25%	3.25%	3.25%	1.97%	1.98%	2.00%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016	2017	2016
Benefit obligation at beginning of year	$577,332	$587,511	$895,566	$860,240	$79,845	$77,148
Service cost for benefits earned	2,175	2,497	18,652	15,210	718	852
Interest cost on projected benefit obligation	20,075	24,096	17,116	24,413	2,710	3,326
Actuarial (gain) loss	33,808	(7,078)	(28,552)	134,377	2,895	2,868
Plan amendments	93	—	—	—	—	—
Adjustments for expense/tax contained in service cost	—	—	(1,287)	(1,515)	—	—
Plan participants’ contributions	—	—	1,700	1,538	457	411
Benefits paid	(30,700)	(29,694)	(28,943)	(30,648)	(3,911)	(4,760)
Curtailments / settlements	—	—	(6,787)	(487)	—	—
Translation adjustments	—	—	105,596	(107,562)	—	—
Benefit obligation at end of year	$602,783	$577,332	$973,061	$895,566	$82,714	$79,845

Fair value of plan assets at beginning of year	$525,964	$500,311	$792,138	$790,614
Actual return on plan assets	81,530	31,828	39,423	105,879
Employer contributions	5,123	23,519	36,645	23,239
Participants’ contributions	—	—	1,700	1,538
Benefits paid	(30,700)	(29,694)	(28,943)	(30,648)
Settlements	—	—	(6,787)	(487)
Translation adjustments	—	—	95,634	(97,997)
Fair value of plan assets at end of year	$581,917	$525,964	$929,810	$792,138
Funded status at end of year	$(20,866)	$(51,368)	$(43,251)	$(103,428)
The amounts recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Other assets	$33,164	$4,343	$38,095	$—
Other current liabilities	(4,049)	(4,027)	(652)	(557)
Retirement liabilities	(49,981)	(51,684)	(80,694)	(102,871)
Net amount recognized	$(20,866)	$(51,368)	$(43,251)	$(103,428)
 The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016	2017	2016
Net actuarial loss	$136,888	$154,417	$338,916	$339,654	$20,810	$19,336
Prior service cost (credit)	194	141	(7,635)	(7,390)	(25,330)	(31,664)
Total AOCI (before tax effects)	$137,082	$154,558	$331,281	$332,264	$(4,520)	$(12,328)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2017	2016	2017	2016
Accumulated Benefit Obligation — end of year	$600,634	$574,612	$941,158	$865,585
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$54,030	$65,101	$542,843	$895,566
Accumulated benefit obligation	54,030	65,101	510,939	865,585
Fair value of plan assets	—	9,389	461,496	790,218
Weighted-average assumptions used to determine obligations at December 31
Discount rate	3.68%	4.20%	2.15%	2.14%
Rate of compensation increase	3.25%	3.25%	1.98%	1.97%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2018	$33,992	$25,663	$5,022
2019	35,378	25,925	5,115
2020	36,450	26,059	5,266
2021	37,192	26,736	5,259
2022	37,444	27,331	5,277
2023 - 2027	187,600	153,469	25,511
Contributions
Required Company Contributions in Following Year (2018)	$4,121	$17,104	$5,022
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
The percentage of assets in the Company's pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Cash and cash equivalents	1%	—%	4%	2%
Equities	28%	36%	27%	27%
Fixed income	71%	64%	40%	56%
Property	—%	—%	4%	5%
Alternative and other investments	—%	—%	25%	10%
With respect to the U.S. plans, the expected return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target investment allocation is 20% equity securities and 80% fixed income securities.

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
The following tables present the Company's plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2017 and 2016. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 15.

	U.S. Plans for the Year Ended
	December 31, 2017
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$7,138	$—	$7,138
Fixed Income Securities
Government & Government Agency Bonds	—	16,118	—	16,118
Corporate Bonds	—	100,478	—	100,478
Municipal Bonds	—	8,982	—	8,982
Assets measured at net asset value(1)	—		—	447,847
Total	$—	$132,716	$—	$580,563
Receivables				$1,354
Total				$581,917

	U.S. Plans for the Year Ended
	December 31, 2016
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$1,673	$—	$1,673
Fixed Income Securities
Government & Government Agency Bonds	—	11,845	—	11,845
Corporate Bonds	—	90,843	—	90,843
Municipal Bonds	—	9,682	—	9,682
Asset Backed Securities	—	64	—	64
Assets measured at net asset value(1)	—	—	—	410,533
Total	$—	$114,107	$—	$524,640
Receivables				$1,324
Total				$525,964
_______________________

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet. The total amount measured at net asset value includes approximately $159.6 million and $187.3 million in pooled equity funds and $288.2 million and $223.2 million in fixed income mutual funds for the years ended December 31, 2017 and 2016, respectively.

	Non-U.S. Plans for the Year Ended
	December 31, 2017
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$33,146	$—	$—	$33,146
Equity Securities
U.S. Large Cap	86,921	19,710	—	106,631
U.S. Mid Cap	623	—	—	623
U.S. Small Cap	474	—	—	474
Non-U.S. Large Cap	84,898	17,117	—	102,015
Non-U.S. Mid Cap	577	—	—	577
Non-U.S. Small Cap	422	—	—	422
Emerging Markets	43,706	1,296	—	45,002
Fixed Income Securities
U.S. Treasuries/Government Bonds	94	—	—	94
U.S. Corporate Bonds	—	39,647	—	39,647
Non-U.S. Treasuries/Government Bonds	129,494	7,492	—	136,986
Non-U.S. Corporate Bonds	26,212	128,121	—	154,333
Non-U.S. Asset-Backed Securities	—	34,350	—	34,350
Non-U.S. Other Fixed Income	2,116	—	—	2,116
Alternative Types of Investments
Insurance Contracts	—	146,998	270	147,268
Hedge Funds	—	—	33,593	33,593
Other	—	29,133	—	29,133
Absolute Return Funds	3,314	21,191	—	24,505
Real Estate
Non-U.S. Real Estate	—	—	38,895	38,895
Total	$411,997	$445,055	$72,758	$929,810

	Non-U.S. Plans for the Year Ended
	December 31, 2016
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$12,726	$—	$—	$12,726
Equity Securities
U.S. Large Cap	72,438	17,102	—	89,540
U.S. Mid Cap	504	—	—	504
U.S. Small Cap	382	—	—	382
Non-U.S. Large Cap	69,442	10,606	—	80,048
Non-U.S. Mid Cap	514	—	—	514
Non-U.S. Small Cap	284	—	—	284
Emerging Markets	37,354	1,035	—	38,389
Fixed Income Securities
U.S. Treasuries/Government Bonds	75	—	—	75
U.S. Corporate Bonds	—	28,843	—	28,843
Non-U.S. Treasuries/Government Bonds	121,987	57,116	—	179,103
Non-U.S. Corporate Bonds	26,412	183,020	—	209,432
Non-U.S. Asset-Backed Securities	—	27,114	—	27,114
Non-U.S. Other Fixed Income	1,969	—	—	1,969
Alternative Types of Investments
Insurance Contracts	—	31,087	246	31,333
Hedge Funds	—	—	30,739	30,739
Other	—	16,904	—	16,904
Absolute Return Funds	2,443	—	—	2,443
Real Estate
Non-U.S. Real Estate	—	—	41,796	41,796
Total	$346,530	$372,827	$72,781	$792,138
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2017:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Hedge Funds	Total
Ending balance as of December 31, 2016	$42,042	$30,739	$72,781
Actual return on plan assets	2,494	2,854	5,348
Purchases, sales and settlements	(5,371)	—	(5,371)
Transfers in/out	—	—	—
Ending balance as of December 31, 2017	$39,165	$33,593	$72,758
The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2017	2016	2017	2016
Discount rate	4.20%	4.20%	3.70%	4.20%
Current medical cost trend rate	8.00%	7.15%	7.75%	8.00%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2030	2023	2030	2030
 The following table presents the sensitivity of disclosures to changes in selected assumptions for the year ended December 31, 2017:

(DOLLARS IN THOUSANDS)	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plan
25 Basis Point Decrease in Discount Rate
Change in PBO	16,777	49,150	N/A
Change in ABO	16,698	47,394	2,454
Change in pension expense	(148)	2,677	75
25 Basis Point Decrease in Long-Term Rate of Return
Change in pension expense	1,249	1,941	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.3 million and less than $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.4 million and less than $0.1 million, respectively.
The Company contributed $36.6 million to its non-U.S. pension plans in 2017. No contributions were made to the Company's qualified U.S. pension plans in 2017. The Company made $3.5 million in benefit payments with respect to its non-qualified U.S. pension plan. In addition, $3.9 million of payments were made with respect to the Company's other postretirement plans.
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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of December 31, 2017.
The principal amounts and the estimated fair values of financial instruments at December 31 consisted of the following:

	2017		2016
(DOLLARS IN THOUSANDS)	Principal	Fair Value	Principal	Fair Value
Cash and cash equivalents(1)	$368,046	$368,046	$323,992	$323,992
Credit facilities and bank overdrafts(2)	7,993	7,993	13,599	13,599
Long-term debt:(3)
Senior notes - 2007	250,000	293,232	500,000	556,222
Senior notes - 2013	300,000	304,219	300,000	302,376
Euro Senior notes - 2016	594,400	627,782	520,650	546,006
Senior notes - 2017	500,000	525,906	—	—

_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

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
During the years ended December 31, 2017 and 2016, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of its net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income ("OCI") as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in the Company's European subsidiaries are divested. Seventeen of these forward currency contracts matured during the year ended December 31, 2017. The outstanding forward currency contacts have remaining maturities of less than one year.
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

During the year ended December 31, 2017 and 2016, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(Losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
During 2015, the Company entered into interest rate swap agreements that effectively converted the fixed rate on a portion of its long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the years ended December 31, 2017, 2016 and 2015.
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. The Company incurred a loss of €2.9 million ($3.2 million) due to the termination of these swaps. The loss is being amortized as interest expense over the life of the Euro Senior Notes - 2016 as discussed in Note 9.
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The various hedge instruments were settled upon issuance of the debt on May 18, 2017 and resulted in a loss of approximately $5.3 million. As discussed in Note 9, the loss is being amortized as interest expense over the life of the Senior Notes - 2017.
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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2017 and December 31, 2016:

	December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Forward currency contracts	$896,947	$527,500
Interest rate swaps	$150,000	$412,500
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,159	$3,978	$5,137
Derivative liabilities(b)
Foreign currency contracts	$7,842	$4,344	$12,186
Interest rate swaps	1,369	—	1,369
Total	$9,211	$4,344	$13,555

	December 31, 2016
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$13,765	$7,737	$21,502
Interest rate swaps	335	—	335
	$14,100	$7,737	$21,837
Derivative liabilities(b)
Foreign currency contracts	$46	$2,209	$2,255
Interest rate swaps	$725	$—	$725
Total	$771	$2,209	$2,980
_______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2017 and December 31, 2016 (in thousands):

(DOLLARS IN THOUSANDS)	Amount of Gain (Loss) For the years ended December 31,		Location of Gain (Loss) Recognized in Income on Derivative
	2017	2016
Foreign currency contract	$(10,057)	$26,821	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2017 and December 31, 2016 (in thousands):

	Amount of Gain(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contract	$(14,121)	$1,591	Cost of goods sold	$3,943	$4,726
Interest rate swaps (1)	(3,811)	(3,388)	Interest expense	(789)	(595)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contract	(4,239)	3,230	N/A	—	—
Euro Senior notes - 2016	(47,672)	32,897	N/A	—	—
Total	$(69,843)	$34,330		$3,154	$4,131
_______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2017 and 2016.

The Company expects approximately $3.9 million (net of tax), of derivative gains included in AOCI at December 31, 2017, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	66,826		(14,782)	(7,941)	44,103
Amounts reclassified from AOCI	(12,217)	(a)	(3,154)	13,881	(1,490)
Net current period other comprehensive income (loss)	54,609		(17,936)	5,940	42,613
Accumulated other comprehensive loss, net of tax, as of December 31, 2017	$(297,416)		$(10,332)	$(329,734)	$(637,482)
 (a) Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	(54,526)	2,334	(21,111)	(73,303)
Amounts reclassified from AOCI	—	(4,131)	10,779	6,648
Net current period other comprehensive income (loss)	(54,526)	(1,797)	(10,332)	(66,655)
Accumulated other comprehensive loss, net of tax, as of December 31, 2016	$(352,025)	$7,604	$(335,674)	$(680,095)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2014	$(173,342)	$12,371	$(379,459)	$(540,430)
OCI before reclassifications	(124,157)	13,006	33,410	(77,741)
Amounts reclassified from AOCI	—	(15,976)	20,707	4,731
Net current period other comprehensive income (loss)	(124,157)	(2,970)	54,117	(73,010)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)

The following table provides details about reclassifications out of AOCI to the Consolidated Statement of Comprehensive Income:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016	2015	Affected Line Item in the Consolidated Statement of Comprehensive Income
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$4,506	$5,401	$18,571	Cost of goods sold
Interest rate swaps	(789)	(595)	(274)	Interest expense
Tax	(563)	(675)	(2,321)	Provision for income taxes
Total	$3,154	$4,131	$15,976	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$7,040	$7,469	$6,389	(a)
Actuarial losses	(24,699)	(21,103)	(36,167)	(a)
Tax	3,778	2,855	9,071	Provision for income taxes
Total	$(13,881)	$(10,779)	$(20,707)	Total, net of income taxes
_______________________

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
NOTE 18.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Minimum rental payments under non-cancelable operating leases are $36.2 million in 2018, $33.9 million in 2019, $30.8 million in 2020, $29.3 million in 2021 and $153.4 million in 2022 and thereafter through 2063. The corresponding rental expense was $37.8 million, $35.4 million and $33.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At December 31, 2017, the Company had total bank guarantees and standby letters of credit of approximately $51.7 million with various financial institutions. Included in the above aggregate amount is a total of $15.7 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2017.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $15.0 million as of December 31, 2017.

Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2017, the Company had available lines of credit (in addition to the $950.0 million of capacity under the Credit Facility as discussed in Note 9) of approximately $105.4 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2017.
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

The net book value of the existing plant was approximately $68 million as of December 31, 2017.
Zhejiang Ingredients plant
In the first quarter of 2016, the Company received a request from the Chinese government to relocate its Fragrance Ingredients plant in Zhejiang, China (the plant is located in Hangzhou City in the Zhejiang province). Since then, the Company has been in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. In the fourth quarter of 2017, the Company concluded discussions with the government and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2020. The Company received the first payment of $15 million in the fourth quarter of 2017. Remaining payments will be paid to the Company based on specified milestones. The net book value of the current plant was approximately $25 million as of December 31, 2017. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the middle of 2020.
Total China Operations
The total net book value of all five plants in China (one of which is currently under construction) was approximately $151.4 million as of December 31, 2017.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $30.7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
ZoomEssence
As previously disclosed, in March 2012, ZoomEssence, Inc. filed a complaint against the Company in the U.S. District Court for the District of New Jersey alleging trade secret misappropriation, breach of contract and unjust enrichment in connection with certain spray dry technology disclosed to the Company. ZoomEssence sought an injunction and monetary damages. In November 2014, the Company filed a counterclaim against ZoomEssence alleging trade secret misappropriation, breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, misappropriation of confidential and proprietary information, common law unfair competition, tortious interference with contractual relations, and conversion. During the second quarter of 2017, the Company and ZoomEssence mutually agreed to settle all claims and counterclaims. The parties agreed to dismiss their claims against one another, with prejudice and without any admission of liability or wrongful conduct, to avoid any further expense and disruption from the litigation. The complaint was dismissed, with prejudice, on July 5, 2017. Under the settlement agreement, the Company made a one-time payment to ZoomEssence of $56 million during the second quarter of 2017 and the parties exchanged full mutual releases. Accordingly, the Company recorded an additional charge of $1.0 million during the second quarter of 2017.
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to a product recall. As of December 31, 2017, the Company had recorded a total charge of approximately $12.8 million with respect to this claim. In addition to the charge of $1.8 million recorded in the first quarter of 2017, an additional $3.5 million was recorded during the second quarter of 2017 and $7.5 million recorded during the fourth quarter of 2017. Additionally, $3.1 million was paid in the fourth quarter of 2017 to the customer relating to the product claim. The second quarter charge reflects additional information on specific volumes of affected products. The fourth quarter charge reflects additional information received regarding business interruption loss, including the amount of product that was ultimately returned and the customer’s direct manufacturing and other production costs, costs related to the customer’s recall efforts, costs to dispose of the defective product, legal and administrative costs, and other claims that the customer made. The amounts accrued represents an accrual for the claim based on management's best estimate of losses. While it is probable that the Company will incur additional losses related to this claim, the amount of the ultimate claim that will be paid is not currently estimable until the Company has completed the evaluation of support provided and has completed appropriate discussions with claimants. While it is not currently possible to estimate the amount of losses, such losses when recorded will affect income from operations in future individual quarters. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition. Separately, the Company expects to pursue reimbursement of all or a portion of costs, once incurred, from its insurance company and/or the supplier; however, the nature, timing and amount of any such reimbursement cannot be determined at this time.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $15 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
Spanish Capital Tax
The Spanish tax authorities alleged claims for a capital tax and the Appellate Court rejected one of the two bases upon which the Company based its capital tax position. On January 22, 2014, the Company filed an appeal and in order to avoid future interest costs in the event its appeal was unsuccessful, the Company paid €9.8 million ($11.2 million, representing the principal amount) during the first quarter of 2014. On February 24, 2016, the Company received a favorable ruling on its appeal from the Spanish Supreme Court which overruled a lower court ruling. As a result of this decision, the Company reversed the previously recorded provision of €9.8 million ($10.5 million) for the year ended December 31, 2015. During 2016, the Company recorded additional income of $2.3 million related to the finalization of amounts received from the authorities. This amount has principally been reflected as a reduction of administrative expense.

(a)(3) EXHIBITS

Exhibit Number	Description
3(i)	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q (File No. 001-04858) filed on August 12, 2002.
3(ii)	By-laws of the Registrant incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on August 1, 2017.
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

4.4
Indenture, dated as of March 2, 2016, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Debt Security), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-209889) filed on March 2, 2016.

4.5
First Supplemental Indenture, dated as of March 14, 2016, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on March 14, 2016.

4.6
Second Supplemental Indenture, dated as of May 18, 2017, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 18, 2017.

*10.1	Letter Agreement, dated as of May 26, 2014, between the Registrant and Andreas Fibig, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014.
*10.2	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K (File No. 001-04858) filed on February 27, 2008.
*10.3	2010 Stock Award and Incentive Plan, as amended and restated as of May 6, 2015, incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.
*10.4
Form of U.S. Stock Settled Appreciation Rights Agreement under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K (File No. 001-04858) filed on February 28, 2012.

*10.5
Form of Restricted Stock Units Agreement - Non-Employee Director under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K (File No. 001-04858) filed on February 28, 2012.

*10.6
Form of Long-Term Incentive Plan Award Agreement under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K filed on February 25, 2014.

*10.7
Form of Restricted Stock Units Award Agreement under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2014.

*10.8
Form of Equity Choice Program Award Agreement under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2014.

*10.9	2015 Stock Award and Incentive Plan, as amended and restated February 7, 2017, incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed on February 28, 2017.
*10.10
Form of Annual Incentive Plan Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.

*10.11
Form of Long-Term Incentive Plan Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.

*10.12
Form of Equity Choice Program Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.

Exhibit Number	Description
*10.13
Form of Restricted Stock Units Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.

*10.14
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

*10.16
Form of Long-Term Incentive Plan Award Agreement under the 2015 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on March 1, 2016.

*10.17	Amended and Restated Executive Severance Policy, as amended through and including November 1, 2017.
*10.18	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-04858) filed on July 28, 2008.
*10.19
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

*10.20	Form of Executive Death Benefit Program - Plan Agreement, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K (File No. 001-04858) filed on February 28, 2012.
*10.21
Deferred Compensation Plan, as amended and restated December 12, 2011, incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K (File No. 001-04858) filed on February 28, 2012.

*10.22
Separation Agreement and General Release, dated as of October 11, 2016, between the Registrant and Alison Cornell, incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K filed on February 28, 2017.

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
____________________

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
Dated: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andreas Fibig	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Andreas Fibig

/s/ Richard A. O'Leary	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
Richard A. O'Leary

/s/ Marcello V. Bottoli	Director	February 27, 2018
Marcello V. Bottoli

/s/ Linda B. Buck	Director	February 27, 2018
Linda B. Buck

/s/ Michael Ducker	Director	February 27, 2018
Michael Ducker

/s/ David R. Epstein	Director	February 27, 2018
David R. Epstein

/s/ Roger W. Ferguson, Jr.	Director	February 27, 2018
Roger W. Ferguson, Jr.

/s/ John F. Ferraro	Director	February 27, 2018
John F. Ferraro

/s/ Christina Gold	Director	February 27, 2018
Christina Gold

/s/ Henry W. Howell, Jr.	Director	February 27, 2018
Henry W. Howell, Jr.

/s/ Katherine M. Hudson	Director	February 27, 2018
Katherine M. Hudson

/s/ Dale F. Morrison	Director	February 27, 2018
Dale F. Morrison

/s/ Stephen Williamson	Director	February 27, 2018
Stephen Williamson

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2017
	Balance at beginning of period	Additions charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$9,995	$3,798		$(1,496)	$1,095	$13,392
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	152,752	35,646	(1)	—	19,085	207,483

	For the Year Ended December 31, 2016
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$8,229	$2,452		$(225)	$(461)	$9,995
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	339,395	(171,408)	(2)(4)	—	(15,235)	152,752

	For the Year Ended December 31, 2015
	Balance at beginning of period	Additions charged to costs and expenses		Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$9,147	$590		$60	$(1,568)	$8,229
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	355,568	16,445	(3)	—	(32,618)	339,395
_______________________

(1)	The 2017 amount includes an adjustment to the 2016 foreign net operating loss carryforwards in the amount of $58.8 million, as discussed in Note 10 of the Consolidated Financial Statements.

(2)	The 2016 amount includes an adjustment to the 2015 foreign net operating loss carryforwards in the amount of $7.6 million, as discussed in Note 10 of the Consolidated Financial Statements.

(3)	The 2015 amount includes an adjustment to the 2014 foreign net operating loss carryforwards in the amount of $10.0 million, as discussed in Note 10 of the Consolidated Financial Statements.

(4)	The Company executed a legal entity restructuring that resulted in a significant reduction of fully valued deferred tax assets.

S-1

INTERNATIONAL FLAVORS & FRAGRANCES INC.
INVESTOR INFORMATION
ANNUAL MEETING
The Annual Meeting of Shareholders will be held at the offices of the Company, 521 West 57th Street, New York, New York, on May 2, 2018 at 10:00 a.m., EDT.
IFF will be furnishing proxy materials to shareholders on the internet, rather than mailing printed copies of those materials to each shareholder. A Notice of Internet Availability of Proxy Materials will be mailed to each shareholder on or about March 19, 2018, which will provide instructions as to how shareholders may access and review the proxy materials for the 2018 Annual Meeting on the website referred to in the Notice or, alternatively, how to request a printed copy of the proxy materials be sent to them by mail.
TRANSFER AGENT AND REGISTRAR
American Stock Transfer & Trust Company
59 Maiden Lane
New York, New York 10038
800-937-5449
www.amstock.com
LISTED
New York Stock Exchange
Euronext Paris
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
WEBSITE
www.iff.com