Form 10-Q
period 2018-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2018-05-07
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of April 24, 2018: 78,943,811

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$305,276	$368,046
Trade receivables (net of allowances of $13,484 and $13,392, respectively)	734,378	663,663
Inventories: Raw materials	346,948	326,140
Work in process	22,357	16,431
Finished goods	318,512	306,877
Total Inventories	687,817	649,448
Prepaid expenses and other current assets	242,870	215,387
Total Current Assets	1,970,341	1,896,544
Property, plant and equipment, at cost	2,139,372	2,090,755
Accumulated depreciation	(1,251,889)	(1,210,175)
	887,483	880,580
Goodwill	1,166,022	1,156,288
Other intangible assets, net	414,055	415,787
Deferred income taxes	88,231	99,777
Other assets	155,144	149,950
Total Assets	$4,681,276	$4,598,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short term borrowings	$36,819	$6,966
Accounts payable	324,262	338,188
Accrued payroll and bonus	51,194	88,361
Dividends payable	54,404	54,420
Other current liabilities	250,073	280,833
Total Current Liabilities	716,752	768,768
Long-term debt	1,676,211	1,632,186
Deferred gains	36,930	37,344
Retirement liabilities	226,937	228,936
Other liabilities	245,484	242,398
Total Other Liabilities	2,185,562	2,140,864
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 115,858,190 shares issued as of March 31, 2018 and December 31, 2017; and 78,920,199 and 78,947,381 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	14,470	14,470
Capital in excess of par value	166,517	162,827
Retained earnings	3,947,791	3,870,621
Accumulated other comprehensive loss	(620,579)	(637,482)
Treasury stock, at cost (36,937,991 and 36,910,809 shares as of March 31, 2018 and December 31, 2017, respectively)	(1,735,049)	(1,726,234)
Total Shareholders’ Equity	1,773,150	1,684,202
Noncontrolling interest	5,812	5,092
Total Shareholders’ Equity including noncontrolling interest	1,778,962	1,689,294
Total Liabilities and Shareholders’ Equity	$4,681,276	$4,598,926

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017
Net sales	$930,928	$828,293
Cost of goods sold	525,119	465,210
Gross profit	405,809	363,083
Research and development expenses	78,476	72,126
Selling and administrative expenses	142,644	143,704
Amortization of acquisition-related intangibles	9,185	7,066
Restructuring and other charges, net	717	10,143
Gain on sales of fixed assets	(69)	(21)
Operating profit	174,856	130,065
Interest expense	16,595	12,807
Other (income), net	(576)	(21,229)
Income before taxes	158,837	138,487
Taxes on income	29,421	22,723
Net income	129,416	115,764
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	14,803	(3,257)
(Losses) on derivatives qualifying as hedges	(529)	(1,751)
Pension and postretirement net liability	2,629	3,635
Other comprehensive income (loss)	16,903	(1,373)
Total comprehensive income	$146,319	$114,391

Net income per share - basic	$1.63	$1.46
Net income per share - diluted	$1.63	$1.45
Average number of shares outstanding - basic	79,018	79,098
Average number of shares outstanding - diluted	79,393	79,409
Dividends declared per share	$0.69	$0.64

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Cash flows from operating activities:
Net income	$129,416	$115,764
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	33,384	26,802
Deferred income taxes	18,404	(3,766)
Gain on disposal of assets	(69)	(21)
Stock-based compensation	7,620	5,819
Pension contributions	(4,387)	(25,263)
Product recall claim settlement	(12,969)	—
Foreign currency gain on liquidation of entity	—	(12,214)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(61,301)	(60,858)
Inventories	(30,185)	(109)
Accounts payable	(8,435)	(1,978)
Accruals for incentive compensation	(36,583)	(23,485)
Other current payables and accrued expenses	(18,540)	(7,586)
Other assets	(26,035)	30,284
Other liabilities	(1,715)	(24,894)
Net cash (used in) provided by operating activities	(11,395)	18,495
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(22)	(138,093)
Additions to property, plant and equipment	(33,105)	(26,662)
Maturity of net investment hedges	(2,405)	1,948
Proceeds from disposal of assets	293	619
Net cash used in investing activities	(35,239)	(162,188)
Cash flows from financing activities:
Cash dividends paid to shareholders	(54,420)	(50,677)
Increase in revolving credit facility borrowings and overdrafts	23,762	100,481
Increase in commercial paper	29,926	107,441
Loss on pre-issuance hedges	—	300
Employee withholding taxes paid	(3,266)	(3,000)
Purchase of treasury stock	(10,617)	(37,612)
Net cash (used in) provided by financing activities	(14,615)	116,933
Effect of exchange rate changes on cash and cash equivalents	(1,521)	2,835
Net change in cash and cash equivalents	(62,770)	(23,925)
Cash and cash equivalents at beginning of year	368,046	323,992
Cash and cash equivalents at end of period	$305,276	$300,067
Cash paid for:
Interest paid, net of amounts capitalized	$20,236	$25,590
Income taxes paid	$24,939	$20,043
Noncash investing activities:
Accrued capital expenditures	$18,868	$5,433

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2018 and 2017 quarters, the actual closing dates were March 30 and March 31, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications and Revisions
Certain prior year amounts have been reclassified and revised to conform to current year presentation.
As discussed below and in conformity with the Financial Accounting Standards Board's ("FASB") amendments to the Compensation - Retirement Benefits guidance, the Company has reclassified certain components of net periodic benefit expense (income) to Other income (expense), net.
Additionally, approximately $5.4 million of expense was recorded during the first quarter of 2017 for a tax assessment relating to prior periods. The Consolidated Statement of Cash Flows for the three months ended March 31, 2017 has been revised to properly reclassify $3.2 million from Net cash used in financing activities to reduce Net cash provided by operating activities, and has also been revised to correctly state the amount of Cash paid for interest, net of amounts capitalized, for the three months ended March 31, 2017. These adjustments were not material to the current or previously-issued financial statements.
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
In the fourth quarter of 2017, the Company recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and will continue to be adjusted during 2018. The impact of the Tax Act is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the Tax Act may also impact the Company's 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Any material revisions in our computations could adversely affect our cash flows and results of operations.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.

Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $11.0 million for the three months ended March 31, 2018 compared to a decrease of approximately $27.1 million for the three months ended March 31, 2017. The cost of participating in these programs was immaterial to our results in all periods.
Recent Accounting Pronouncements
In February 2018, FASB issued amendments to the Income Statement - Reporting Comprehensive Income guidance which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance may have on its Consolidated Financial Statements.
In August 2017, FASB issued amendments to the Derivatives and Hedging guidance which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements are to be applied prospectively while the amendments to cash flow and net investment hedge relationships are to be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued amendments to the Compensation - Stock Compensation guidance which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective for the current year. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and as required, has been applied on a full retrospective basis. The impact of the adoption of this standard on January 1, 2018, was a decrease in operating profit of $7.3 million for the three months ended March 31, 2017, and an increase in income within Other (income) expense, net, as presented in the Company's Consolidated Statement of Income and Comprehensive Income. There was no impact to Net income or Net Income per share in either period. See Note 10 of the Consolidated Financial Statements for further details.
The new guidance also limits the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The Company applied the practical expedient that permits the use of amounts previously disclosed as the basis for retrospective application and, as provided under the practical expedient, has not presented the income statement impact based on the capitalization of the applicable costs.
In August 2016, the FASB issued authoritative guidance which requires changes to the classification of certain activities within the statement of cash flows. This guidance is effective for the current year, and the Company has determined that this adoption does not have a significant impact on its Consolidated Statement of Cash Flows.
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
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 30, 2018, the first day of the Company’s 2019 fiscal year, and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Cash Flows. The Company has begun to evaluate the nature of its leases and has compiled a preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its lease liabilities will relate to property, with additional lease and corresponding right of use assets in existence that relate to vehicles and machinery.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606, Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue is recognized to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The new Revenue Standard became effective for annual reporting periods beginning after December 15, 2017, and the Company has adopted the new revenue standard using the modified retrospective approach on December 30, 2017, the first day of the Company’s 2018 fiscal year.
The Company creates and manufactures flavors and fragrances. Approximately 90% of its products, principally Flavors compounds and Fragrances compounds, are customized to customer specifications and have no alternative use other than the sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from Fragrance Ingredients products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
With respect to the vast majority of the Company’s contracts for Compounds products, the Company currently recognizes revenue on the transfer of control of the product at a point in time as the Company does not have an “enforceable right to payment for performance to date” (as set out in the Revenue Standard). With respect to a small number of contracts for the sale of Compounds, the Company has an “enforceable right to payment for performance to date” and as the products do not have an alternative use, the Company recognizes revenue for these contracts over time and records a contract asset using the output method. The output method recognizes revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
With respect to the Company’s contracts related to Ingredients products, the Company currently recognizes revenue on the transfer of control of the product at a point in time as such products generally have alternative uses and the Company does not have an “enforceable right to payment for performance to date.”
As the Company adopted the Revenue Standard using the modified retrospective method effective the first day of its 2018 fiscal year, results for its 2018 fiscal year are presented under the Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, which required that revenue was accounted for when the earnings process was complete.
The Company recorded a net increase to retained earnings of $2.1 million as of the first day of its 2018 fiscal year due to the cumulative impact of adopting the Revenue Standard. In connection with the adjustment to retained earnings, the Company also recorded an increase of $4.4 million in contract assets (which are included in Prepaid expenses and other assets), a decrease of $1.7 million in inventory, and an increase in taxes payable of $0.6 million.
The impact to revenues, gross profit and net income for three months ended March 31, 2018 were reductions of $0.6 million, $0.4 million and $0.3 million, respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

The following table presents the Company's revenues disaggregated by business unit:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)
Flavor Compounds	449,019	406,164
Fragrance Compounds
Consumer Fragrances	280,238	252,695
Fine Fragrances	98,395	87,705
Fragrance Ingredients	103,276	81,729
Total revenues	930,928	828,293
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
The following table presents our revenues disaggregated by region, based on the region of our customers:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)
Europe, Africa and Middle East	309,312	257,684
Greater Asia	243,557	222,820
North America	241,146	218,828
Latin America	136,913	128,961
Total revenues	930,928	828,293
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
Flavors and Fragrances Compounds Revenues
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms (which vary by customer) are identified, the contract has commercial substance, and collectability of consideration is probable. Consistent with our past practice, the amount of revenue recognized is adjusted at the time of sale for expected discounts and rebates (“Variable Consideration”).
The Company generates revenues primarily by manufacturing customized Flavor compounds and Fragrance compounds for the exclusive use of our customers. The Company combines the shipment of goods with their manufacture to account for both shipment and manufacture as the sole performance obligation.
With respect to the vast majority of the Company’s contracts for Compounds products, the Company recognizes a sale at the point in time when it ships the product from its manufacturing facility to its customer, as this is the time when control of the goods has transferred to the customer. The amount of consideration received and revenue recognized is impacted by the Variable Consideration the Company has agreed with its customers. The Company estimates Variable Consideration amounts for each customer based on the specific agreement, an analysis of historical volumes and the current activity with that customer. The Company reassesses its estimates of Variable Consideration at each reporting date throughout the contract period and updates the estimate until the uncertainty is resolved. During the current period, changes to estimates of Variable Consideration have been immaterial.
With respect to a small number of contracts for the sale of Compounds products, the Company recognizes revenue over time as it manufactures customized compounds that do not have an alternative use and for which the contracts provide the Company with an enforceable right to payment, including a reasonable profit, at all times during the contract term commencing with the manufacturing of the goods. When revenue is recognized over time, the amount of revenue recognized is based on the extent of progress towards completion of the promised goods. The Company generally uses the output method to measure progress for its contracts as this method reflects the transfer of goods to the customer. Once customization begins, the manufacturing process is generally completed within a two week period. Due to the short time frame for production, there is little estimation uncertainty in the process. In addition, due to the customized nature of our products, our returns are not material.

Fragrance Ingredients Revenues
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms (which vary by customer) are identified, the contract has commercial substance, and collectability of consideration is probable.
The Company generates revenues primarily by manufacturing Ingredients products for the use of our customers. The Company combines the shipment of goods with their manufacture to account for both shipment and manufacture as the sole performance obligation.
Generally, the Company recognizes a sale at the time when it ships the product from their manufacturing facility to their customer, as this is the point when control of the goods or services has transferred to the customer. The amount of consideration received and revenue recognized is impacted by discounts offered to its customers. The Company estimates discounts based on an analysis of historical experience and current activity. The Company assesses its estimates of discounts at each reporting date throughout the contract period and updates its estimates until the uncertainty has been resolved. During the current period, changes to estimates of discounts have been immaterial.
Contract Asset and Accounts Receivable
The following table reflects the changes in our contract assets and accounts receivable for the three months ended March 31, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	March 31, 2018	At adoption
Receivables (included in Trade receivables)	747,862	677,055
Contract asset - Short term	3,839	4,449
NOTE 2. NET INCOME PER SHARE
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2018	2017
Basic	79,018	79,098
Assumed dilution under stock plans	375	311
Diluted	79,393	79,409
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2018 and 2017.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of March 31, 2018 and 2017 was immaterial. Net income allocated to such PRSUs was $0.3 million for both the three months ended March 31, 2018 and 2017.
NOTE 3.    ACQUISITIONS
PowderPure
On April 7, 2017, the Company completed the acquisition of 100% of the outstanding shares of Columbia PhytoTechnology, LLC d/b/a PowderPure ("PowderPure"), a privately-held flavors company with facilities in North America. The acquisition was accounted for under the purchase method. PowderPure was acquired to expand expertise in, and product offerings of, clean label solutions within the Flavors business. The Company paid approximately $54.6 million, including $0.4 million of cash acquired for this acquisition, which was funded from existing resources. Additionally, the Company recorded an accrual of approximately $1.4 million representing the estimate at acquisition of additional contingent consideration payable to the former owners of PowderPure (the maximum earnout payable is $10 million upon satisfaction of certain performance metrics).

The purchase price exceeded the preliminary fair value of existing net assets by approximately $48.0 million. The excess was allocated principally to identifiable intangible assets including approximately $27.5 million to proprietary technology, approximately $4.5 million to trade name, approximately $0.8 million to customer relationships, and approximately $15.2 million of goodwill which is deductible for tax purposes. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents the value the Company expects to achieve from its increased exposure to clean label products within the existing Flavors business. The intangible assets are being amortized over the following estimated useful lives: proprietary technology, 14 years; trade name, 14 years; and customer relationships, 2 years.
The purchase price allocation was completed in the first quarter of 2018. No material adjustments have been made to the purchase price allocation since the preliminary valuation performed in the second quarter of 2017. The estimated amount of the contingent consideration payable was revised during the first quarter of 2018 and resulted in a decrease in administrative expense of approximately $0.6 million.
No pro forma financial information for 2017 is presented as the acquisition was not material to the consolidated financial statements.
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
The Company paid approximately €143.4 million (approximately $151.9 million) including approximately €13.7 million (approximately $14.4 million) of cash acquired for this acquisition, which was funded from existing resources including use of its revolving credit facility. Of the total paid, approximately €142.0 million (approximately $150.5 million) was paid at closing and an additional €1.4 million (approximately $1.5 million) was paid in connection with the finalization of the working capital adjustment. The purchase price exceeded the fair value of existing net assets by approximately $122.0 million. The excess was allocated principally to identifiable intangible assets including approximately $51.7 million related to customer relationships, approximately$13.6 million related to proprietary technology and trade name, and approximately $72.0 million of goodwill (which is not deductible for tax purposes) and approximately $15.3 million of net deferred tax liability. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents synergies from the addition of Fragrance Resources to the Company's existing Fragrances business. The intangible assets are being amortized over the following estimated useful lives: trade name, 2 years; proprietary technology, 5 years; and customer relationships, 12 - 16 years.
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
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
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
The Company recorded $21.3 million of charges related to personnel costs and lease termination costs through the first quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. The Company recorded $0.7 million and $10.1 million of charges related to personnel costs and lease termination costs during the three months ended March 31, 2018 and 2017, respectively.

The Company made payments of $1.7 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Changes in employee-related restructuring liabilities during the three months ended March 31, 2018, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2017	$7,539	$418	$7,957
Additional charges (reversals), net	717	—	717
Non-cash charges	—	—	—
Payments	(1,696)	—	(1,696)
Balance at March 31, 2018	$6,560	$418	$6,978
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2018 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2017	$1,156,288
Acquisitions	22
Foreign exchange	9,712
Balance at March 31, 2018	$1,166,022
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Asset Type
Customer relationships	$414,684	$407,636
Trade names & patents	39,556	38,771
Technological know-how	162,515	161,856
Other	24,909	24,814
Total carrying value	641,664	633,077
Accumulated Amortization
Customer relationships	(111,796)	(104,800)
Trade names & patents	(16,175)	(15,241)
Technological know-how	(79,929)	(76,766)
Other	(19,709)	(20,483)
Total accumulated amortization	(227,609)	(217,290)
Other intangible assets, net	$414,055	$415,787

Amortization
Amortization expense was $9.2 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively. Annual amortization is expected to be $36.7 million for the full year 2018, $35.2 million for the year 2019, $34.5 million for the year 2020, $29.7 million for the year 2021, $25.5 million for the year 2022 and $25.4 million for the year 2023.

NOTE 6.    BORROWINGS
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate		March 31, 2018	December 31, 2017
Senior notes - 2007 (1)	6.40% - 6.82%		$249,800	$249,765
Senior notes - 2013 (1)	3.39%		298,747	298,670
Euro Senior notes - 2016 (1)	1.99%		611,030	589,848
Senior notes - 2017 (1)	4.50%		492,880	492,819
Credit facility	LIBOR + 1.125%	(2)	24,617	—
Commercial paper	—%	(3)	29,926	—
Bank overdrafts and other			5,973	7,993
Deferred realized gains on interest rate swaps			57	57
			1,713,030	1,639,152
Less: Short term borrowings (4)			(36,819)	(6,966)
			$1,676,211	$1,632,186
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are immaterial.

(3)
The effective interest rate of commercial paper issuances fluctuate as short term interest rates and demand fluctuate, and deferred debt issuance costs are immaterial. Additionally, the effective interest rate of commercial paper is not meaningful as issuances do not materially differ from short term interest rates.

(4)	Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of March 31, 2018, there was $29.9 million of commercial paper outstanding and no commercial paper outstanding as of December 31, 2017. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding for the three months ended March 31, 2018 and 2017 was $40.0 million and $107.5 million, respectively.
NOTE 7. INCOME TAXES
U.S. Tax Reform
In the fourth quarter of 2017, the Company recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and will continue to be adjusted during 2018. The impact of the Tax Act is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the Tax Act may also impact the Company's 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Any material revisions in our computations could adversely affect our cash flows and results of operations.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Uncertain Tax Positions
At March 31, 2018, the Company had $28.5 million of unrecognized tax benefits recorded in Other liabilities and $5 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2018, the Company had accrued interest and penalties of $2.3 million classified in Other liabilities and $0.5 million in Other current liabilities.

As of March 31, 2018, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $36.3 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
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
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2008 to 2017. Based on currently available information, we do not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on our financial position.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 13.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2018 was 18.5% compared with 16.4% for the three months ended March 31, 2017. The year-over-year increase was largely due to the impact of U.S. tax reform and increased loss provisions, partially offset by mix of earnings, a lower cost of repatriation (principally due to tax reform) and the release of a State valuation allowance that related to prior years.
NOTE 8.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Equity-based awards	$7,620	$5,819
Liability-based awards	155	1,753
Total stock-based compensation expense	7,775	7,572
Less: tax benefit	(1,563)	(2,213)
Total stock-based compensation expense, after tax	$6,212	$5,359
NOTE 9. SEGMENT INFORMATION
The Company is organized into two operating segments: Flavors and Fragrances. These segments align with the internal structure of the Company used to manage these businesses. Performance of these operating segments is evaluated based on segment profit which is defined as operating profit before Restructuring and other charges, net; Global expenses and certain non-recurring items; Interest expense; Other income (expense), net; and Taxes on income.
The Global expenses caption below represents corporate and headquarters-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual operating segments.

Reportable segment information is as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Net sales:
Flavors	$449,019	$406,164
Fragrances	481,909	422,129
Consolidated	$930,928	$828,293
Segment profit:
Flavors	$111,564	$94,556
Fragrances	93,277	77,875
Global expenses	(23,825)	(16,293)
Operational Improvement Initiatives (a)	(1,026)	(621)
Acquisition Related Costs (b)	514	(8,788)
Integration Related Costs (c)	—	(1,192)
Tax Assessment (d)	—	(5,350)
Restructuring and Other Charges, net (e)	(717)	(10,143)
Gain on Sale of Assets	69	21
FDA Mandated Product Recall (f)	(5,000)	—
Operating profit	174,856	130,065
Interest expense	(16,595)	(12,807)
Other income (expense)	576	21,229
Income before taxes	$158,837	$138,487

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and a lab closure in Taiwan. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses. For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael and Fragrance Resources, included in cost of goods sold and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(e)	Represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(f)	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2018 and 2017 were $230.2 million and $227.6 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2018 and 2017 were $700.7 million and $600.7 million, respectively. No country other than the U.S. had net sales in any period presented greater than 6% of total consolidated net sales.

NOTE 10. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans		Location of Pension Benefit (Income)
	Three Months Ended March 31,
	2018	2017
Service cost for benefits earned	$596	$698	Included as a component of Operating Profit
Interest cost on projected benefit obligation	4,790	4,560	Included as a component of Other Income (Expense), net
Expected return on plan assets	(7,739)	(9,246)	Included as a component of Other Income (Expense), net
Net amortization and deferrals	1,549	1,793	Included as a component of Other Income (Expense), net
Net periodic benefit income	(804)	(2,195)
Defined contribution and other retirement plans	2,690	2,255	Included as a component of Operating Profit
Total expense	$1,886	$60

(DOLLARS IN THOUSANDS)	Non-U.S. Plans		Location of Pension Benefit (Income)
	Three Months Ended March 31,
	2018	2017
Service cost for benefits earned	$4,470	$5,514	Included as a component of Operating Profit
Interest cost on projected benefit obligation	4,338	3,848	Included as a component of Other Income (Expense), net
Expected return on plan assets	(12,032)	(12,133)	Included as a component of Other Income (Expense), net
Net amortization and deferrals	2,972	3,923	Included as a component of Other Income (Expense), net
Net periodic benefit (income) cost	(252)	1,152
Defined contribution and other retirement plans	1,551	1,297	Included as a component of Operating Profit
Total expense	$1,299	$2,449
The Company expects to contribute a total of approximately $4.1 million to its U.S. pension plans and a total of $17.1 million to its Non-U.S. Plans during 2018. During the three months ended March 31, 2018, no contributions were made to the qualified U.S. pension plans, $3.3 million of contributions were made to the non-U.S. pension plans, and $1.1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Service cost for benefits earned	$195	$221
Interest cost on projected benefit obligation	654	588
Net amortization and deferrals	(1,189)	(1,046)
Total postretirement benefit income	$(340)	$(237)
The components of net periodic benefit (income) other than the service cost component are included in Other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income. Beginning in 2018, under the revised FASB guidance adopted in the first quarter, only the service cost component of net periodic benefit (income) cost is a component of operating profit in the Consolidated Statements of Income and Comprehensive Income and the other components of net periodic benefit cost are now included in Other (income), net. As a result of this change, Other income increased by approximately $6.1 million and $7.3 million in the three months ended March 31, 2018 and 2017, respectively, compared to what the Other (income) expense, net would have been under the previous method. The retroactive $7.3 million reduction in operating profit for the three months ended March 31, 2017 was reflected as a $1.6 million increase in cost of goods sold, a $2.4 million increase in research and development expenses, and a $3.3 million increase in selling and administrative expenses.
The Company expects to contribute approximately $5.0 million to its postretirement benefits other than pension plans during 2018. In the three months ended March 31, 2018, $0.9 million of contributions were made.

NOTE 11. FINANCIAL INSTRUMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 1 or Level 3, other than those included in pension asset trusts as discussed in Note 14 of our 2017 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2018.
The principal amounts and the estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017
(DOLLARS IN THOUSANDS)	Principal	Fair Value	Principal	Fair Value
Cash and cash equivalents(1)	$305,276	$305,276	$368,046	$368,046
Credit facilities and bank overdrafts(2)	30,589	30,589	7,993	7,993
Commercial paper (2)	29,926	29,926	—	—
Long-term debt:(3)
Senior notes - 2007	250,000	285,062	250,000	293,232
Senior notes - 2013	300,000	297,535	300,000	304,219
Euro Senior notes - 2016	615,400	642,921	594,400	627,782
Senior notes - 2017	500,000	497,689	500,000	525,906
_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.
Derivatives
The Company periodically enters into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with its intercompany loans, foreign currency receivables and payables, and anticipated purchases of certain raw materials used in operations. These contracts generally involve the exchange of one currency for a second currency at a future date, have maturities not exceeding twelve months and are with counterparties which are major international financial institutions.

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of its net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in accumulated other comprehensive income (loss) ("AOCI") where they will remain until the net investments in the Company's European subsidiaries are divested. The outstanding forward currency contracts have remaining maturities of less than one year. Three of these forward currency contracts matured during the three months ended March 31, 2018.
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
During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains/(Losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
The Company maintains various interest rate swap agreements that effectively convert the fixed rate on a portion of its long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three months ended March 31, 2018 and 2017.
The Company has previously entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The amount of gains and losses realized upon termination of these agreements is amortized over the life of the corresponding debt issuance.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	March 31, 2018	December 31, 2017
Forward currency contracts	$777,134	$896,947
Interest rate swaps	$150,000	$150,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,053	$6,307	$7,360
Derivative liabilities (b)
Foreign currency contracts	$6,425	$743	$7,168
Interest rate swaps	3,169	—	3,169
Total Derivative liabilities	$9,594	$743	$10,337

	December 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,159	$3,978	$5,137
Derivative liabilities (b)
Foreign currency contracts	$7,842	$4,344	$12,186
Interest rate swaps	1,369	—	1,369
Total Derivative liabilities	$9,211	$4,344	$13,555
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	For the Three Months Ended March 31,
	2018	2017
Foreign currency contract	$(3,615)	$(10,127)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(743)	$(2,948)	Cost of goods sold	$(2,193)	$458
Interest rate swaps (1)	216	1,213	Interest expense	$(216)	(188)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(696)	(1,046)	N/A	—	—
Euro Senior notes - 2016	(15,977)	(11,409)	N/A	—	—
Total	$(17,200)	$(14,190)		$(2,409)	$270
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges were not material during the three months ended March 31, 2018 and 2017.

The Company expects that approximately $6.4 million (net of tax) of derivative loss included in AOCI at March 31, 2018, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	14,803	(2,938)	—	11,865
Amounts reclassified from AOCI	—	2,409	2,629	5,038
Net current period other comprehensive income (loss)	14,803	(529)	2,629	16,903
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2018	$(282,613)	$(10,861)	$(327,105)	$(620,579)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	8,957		(1,481)	—	7,476
Amounts reclassified from AOCI	(12,214)	(a)	(270)	3,635	(8,849)
Net current period other comprehensive income (loss)	(3,257)		(1,751)	3,635	(1,373)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2017	$(355,282)		$5,853	$(332,039)	$(681,468)
 _______________________
 (a) Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2018	2017
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$(2,506)	$524	Cost of goods sold
Interest rate swaps	(216)	(188)	Interest expense
Tax	313	(66)	Provision for income taxes
Total	$(2,409)	$270	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$1,772	$1,753	(a)
Actuarial losses	(5,103)	(6,423)	(a)
Tax	702	1,035	Provision for income taxes
Total	$(2,629)	$(3,635)	Total, net of income taxes
 _______________________

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 14 of our 2017 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 13.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At March 31, 2018, we had total bank guarantees and standby letters of credit of approximately $51.7 million with various financial institutions. Included in the above aggregate amount is a total of $15.7 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2018.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $15.9 million as of March 31, 2018.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2018, we had available lines of credit of approximately $106.4 million with various financial institutions, in addition to the $950 million of capacity under the Credit Facility discussed in Note 9 of our 2017 Form 10-K. There were no material amounts drawn down pursuant to these lines of credit as of March 31, 2018.
Litigation
The Company assesses contingencies related to litigation and/or other matters to determine the degree of probability and range of possible loss. A loss contingency is accrued in the Company’s Consolidated Financial Statements if it is probable that a liability will be incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly sensitive and requires judgments about future events. On at least a quarterly basis, the Company reviews contingencies related to litigation to determine the adequacy of accruals. The amount of ultimate loss may differ from these estimates and further events may require the Company to increase or decrease the amounts it has accrued on any matter.
Periodically, the Company assesses its insurance coverage for all known claims, where applicable, taking into account aggregate coverage by occurrence, limits of coverage, self-insured retentions and deductibles, historical claims experience and claims experience with its insurance carriers. The liabilities are recorded at management’s best estimate of the probable outcome of the lawsuits and claims, taking into consideration the facts and circumstances of the individual matters as well as past experience on similar matters. At each balance sheet date, the key issues that management assesses are whether it is probable that a loss as to asserted or unasserted claims will be incurred and if so, whether the amount of loss can be reasonably estimated. The Company records the expected liability with respect to claims in Other liabilities and expected recoveries from its insurance carriers in Other assets. The Company recognizes a receivable when it believes that realization of the insurance receivable is probable under the terms of the insurance policies and its payment experience to date.
Environmental
Over the past 20 years, various federal and state authorities and private parties have claimed that we are a Potentially Responsible Party (“PRP”) as a generator of waste materials for alleged pollution at a number of waste sites operated by third parties located principally in New Jersey and have sought to recover costs incurred and to be incurred to clean up the sites.
The Company has been identified as a PRP at eight facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes potential liability on at least a quarterly basis and accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $5 million.
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
China Facilities
Guangzhou Flavors plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Flavors plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain.
The net book value of the existing plant was approximately $70 million as of March 31, 2018.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2020. The Company received the first payment of $15 million in the fourth quarter of 2017. No additional amounts have been received in the first quarter of 2018.
The net book value of the current plant was approximately $25 million as of March 31, 2018. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the middle of 2020.
Total China Operations
The total net book value of all five plants in China (one of which is currently under construction) was approximately $160 million as of March 31, 2018.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $31.6 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of March 31, 2018, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer for a total of $16.0 million, of which $13.0 million was paid during the three months ended March 31, 2018. The remaining accrual of approximately $1.5 million represents management's best estimate of losses related to claims from other affected parties. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition. Separately, the Company expects to pursue reimbursement of all or a portion of costs, once incurred, from its insurance company and/or the supplier; however, the nature, timing and amount of any such reimbursement cannot be determined at this time.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $12 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
NOTE 14.    SUBSEQUENT EVENTS
On May 7, 2018, the Company entered into a definitive agreement and plan of merger to acquire Frutarom Industries Ltd. (“Frutarom”). Frutarom is a flavors, savory solutions and natural ingredients company with production and development centers on six continents, that is traded on the Tel Aviv and London Stock Exchanges. The transaction is targeted to close in six to nine months, has been unanimously approved by the Boards of Directors of both companies and is subject to approval by Frutarom shareholders, clearance by the relevant regulatory authorities and other customary closing conditions.

Under the terms of the merger agreement, for each share of outstanding stock, Frutarom shareholders will receive $71.19 in cash and 0.2490 of a share of the Company's common stock, which, based on the 10-day volume weighted average price for the Company's common stock for the period ending May 4, 2018, represents a total value of $106.25 per share. The transaction is valued at approximately $7.1 billion, including the assumption of approximately $681 million of Frutarom's net debt, which the Company intends to refinance or repay concurrent with the closing of the transaction.
The Company expects to fund the cash portion of the merger consideration with cash on hand, new mid-term and long-term bonds, term loans and an issuance of equity. In connection with these financings, the Company also expects to pay its outstanding $250 million of its Senior Notes 2007 and the associated make-whole payments of approximately $35 million. Based on the number of Frutarom shares of common stock outstanding as of May 4, 2018, the Company anticipates issuing approximately 18.9% of its issued and outstanding shares of common stock as the stock portion of merger consideration. On May 7, 2018, the Company entered into a bridge facility commitment letter pursuant to which Morgan Stanley Senior Funding, Inc. committed, subject to customary conditions, to provide up to $5.5 billion under a 364-day senior unsecured bridge term loan credit facility to finance the cash portion of the merger consideration if the Company has not completed its anticipated financing transactions prior to the consummation of the merger.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries products. Our Fragrances business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into two broad categories, (1) Fine Fragrances and (2) Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. Fragrance Ingredients consist of cosmetic active and functional ingredients that are used internally and sold to third parties, including customers and competitors, and are included in the Fragrances business unit.
The flavors and fragrances market is part of a larger market which supplies a wide variety of ingredients and compounds that are used in consumer products. The broader market includes large multinational companies and smaller regional and local participants which supply products such as seasonings, texturizers, spices, enzymes, certain food-related commodities, fortified products and active cosmetic ingredients. The global market for flavors and fragrances has expanded consistently, primarily as a result of an increase in demand for, as well as an increase in the variety of, consumer products containing flavors and fragrances. In 2017, the flavors and fragrances market was estimated by management to be approximately $24.8 billion and is forecasted to grow approximately 2-3% by 2021, primarily driven by expected growth in emerging markets.
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

On May 7, 2018, we entered into a definitive agreement and plan of merger to acquire Frutarom Industries Ltd. (“Frutarom”). Frutarom is a flavors, savory solutions and natural ingredients company with production and development centers on six continents, that is traded on the Tel Aviv and London Stock Exchanges. The transaction is targeted to close in six to nine months, has been unanimously approved by the Boards of Directors of both companies and is subject to approval by Frutarom shareholders, clearance by the relevant regulatory authorities and other customary closing conditions. The transaction is valued at approximately $7.1 billion, including the assumption of approximately $681 million of Frutarom's net debt, which the Company intends to refinance or repay concurrent with the closing of the transaction. See Note 14 to the Consolidated Financial Statements for further details.
2018 Overview
Effective the first quarter of 2018, we adopted new accounting guidance related to revenue recognition and the presentation of pension costs. The revenue recognition guidance was adopted effective the first day of fiscal 2018 and prior period amounts were not revised to conform to the new guidance. The adoption of the new revenue guidance did not have a material impact on our results of operations. The guidance related to the presentation of pension costs was applied retroactively and prior period amounts have been adjusted to conform to the new guidance. As noted in Footnote 10 to the Consolidated Financial Statements, the net effect of the change was to decrease operating profit and increase Other income.
Net sales during the first quarter of 2018 increased 12% on a reported basis and 7% on a currency neutral basis (which excludes the effects of changes in currency) versus the 2017 period, with the effect of acquisitions being immaterial to both reported and currency neutral growth rates. Reported and currency neutral sales growth was driven by higher volumes, primarily in Fragrances, and favorable pricing, primarily in Flavors.
Exchange rate variations did not have a material impact on Net income for the first quarter. The effect of exchange rates can vary by business and region, depending upon the mix of sales by destination country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased to 43.6% in the first quarter of 2018 from 43.8% in the 2017 period, driven primarily by unfavorable price versus input costs, the effect of foreign currency conversion, which were only partially offset by cost savings and productivity initiatives. Included in the first quarter of 2018 were $0.5 million of operational improvement costs and $5.0 million related to an FDA mandated product recall compared to $6.0 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs included in the first quarter of 2017. Excluding these items, gross margin decreased 40 bps compared to the prior year period. The raw material cost environment continued its recent upward trend. We believe that in 2018 we will continue to see higher prices on certain categories (such as vanilla and citrus), increases related to turpentine and oil derived materials and higher costs on a key ingredient due to the BASF supply disruption related to one of our key ingredients (as discussed in our 2017 Form 10-K). We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the first quarter of 2018 increased approximately 12% as compared to the 2017 period. We continued to benefit from our diverse portfolio of end-use product categories and geographies and had currency neutral growth in all four regions and all four of our Flavors end-use product categories. Sales growth was driven by new win performance (net of losses) in both Flavors and Fragrances, and price increases in Flavors. Flavors achieved sales growth of 11% on a reported basis and 6% on a currency neutral basis, with the effect of acquisitions contributing approximately 1% to both reported and currency neutral growth rates. Fragrances achieved reported sales growth of 14% and currency neutral sales growth of 8%. Additionally, Fragrance Ingredients sales were up 26% on a reported basis and 18% on a currency neutral basis. Overall, our first quarter 2018 results continued to be driven by our strong emerging market presence that represented 47% of total sales and experienced 10% reported and 6% currency neutral growth in the first quarter 2018. From a geographic perspective, for the first quarter of 2018, North America ("NOAM"), Europe, Africa and the Middle East ("EAME"), Latin America ("LA") and Greater Asia ("GA") all delivered sales growth, led by EAME with 20% reported and 7% currency neutral growth.

Operating profit
Operating profit increased $44.8 million to $174.9 million (18.8% of sales) in the 2018 first quarter compared to $130.1 million (15.7% of sales) in the comparable 2017 period. The first quarter of 2018 included $6.2 million of charges related to operational improvement initiatives, acquisition related costs, a gain on sale of assets, restructuring and other charges, net and an FDA mandated product recall as compared to $26.1 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, a tax assessment and restructuring and other charges, net which were partially offset by a gain on sale of assets in the 2017 period. Excluding these charges, adjusted operating profit was $181.0 million (19.4% of sales) for the first quarter of 2018, an increase from $156.1 million (18.9% of sales) for the first quarter of 2017, principally driven by volume growth, favorable sales mix, and productivity initiatives which more than offset incentive compensation and the impact of the BASF supply chain disruption. Foreign currency changes had a 4% favorable impact on operating profit in the 2018 period compared to a 5% unfavorable impact on operating profit in the 2017 period.
Other (income) expense, net
Other (income) expense, net decreased $20.7 million to $0.6 million of income in the first quarter of 2018 compared to $21.2 million of income in the first quarter of 2017. The year-over-year decrease was primarily driven by foreign exchange losses and the release of a currency translation adjustment ("CTA") upon the liquidation of a foreign entity in 2017.
Net income
Net income increased by $13.7 million quarter-over-quarter to $129.4 million for the first quarter of 2018 from $115.8 million in the 2017 period, driven by the factors discussed above.
Cash flows
Cash flows used from operations for the three months ended March 31, 2018 was $11.4 million or 1.2% of sales, compared to cash flows provided by operations of $18.5 million or 2.2% of sales for the three months ended March 31, 2017. The change in cash flows from operations in 2018 was principally driven by higher core working capital requirements, the effect of a payment for a product claim and the timing of certain other items for the 2018 period as compared to the 2017 period.

Results of Operations

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	Change
Net sales	$930,928	$828,293	12%
Cost of goods sold	525,119	465,210	13%
Gross profit	405,809	363,083
Research and development (R&D) expenses	78,476	72,126	9%
Selling and administrative (S&A) expenses	142,644	143,704	(1)%
Amortization of acquisition-related intangibles	9,185	7,066	30%
Restructuring and other charges, net	717	10,143	(93)%
Gain on sales of fixed assets	(69)	(21)	229%
Operating profit	174,856	130,065
Interest expense	16,595	12,807	30%
Other (income) expense, net	(576)	(21,229)	(97)%
Income before taxes	158,837	138,487
Taxes on income	29,421	22,723	29%
Net income	$129,416	$115,764	12%
Diluted EPS	$1.63	$1.45	12%
Gross margin	43.6%	43.8%	(20)
R&D as a percentage of sales	8.4%	8.7%	(30)
S&A as a percentage of sales	15.3%	17.3%	(200)
Operating margin	18.8%	15.7%	310
Adjusted operating margin (1)	19.4%	18.9%	50
Effective tax rate	18.5%	16.4%	210
Segment net sales
Flavors	$449,019	$406,164	11%
Fragrances	481,909	422,129	14%
Consolidated	$930,928	$828,293

(1)
Adjusted operating margin excludes $6.2 million of charges related to operational improvement initiatives, restructuring and other charges, net, acquisition related costs, gain on sale of assets and an FDA mandated product recall for the three months ended March 31, 2018, and excludes $26.1 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, tax assessment, restructuring and other charges, net and gain on sale of assets for the three months ended March 31, 2017. See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D expenses related to the development of new and improved products, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities.

FIRST QUARTER 2018 IN COMPARISON TO FIRST QUARTER 2017
Sales
Sales for the first quarter of 2018 totaled $930.9 million, an increase of 12% on a reported basis and 7% on a currency neutral basis as compared to the prior year quarter. Sales growth was driven by new win performance (net of losses) in both Flavors and Fragrances and price increases in Flavors.
Flavors Business Unit
Flavors sales increased 11% on a reported basis and 6% on a currency neutral basis for the first quarter of 2018 compared to the first quarter of 2017. Acquisitions accounted for approximately 1% of the net sales growth on both a reported and a currency neutral basis. Sales growth excluding acquisitions reflected new win performance and favorable price increases, partially offset by lower volume declines on existing business. Overall growth was primarily driven by low to high single-digit growth in all four Flavors end-use categories, led by mid single-digit growth in Dairy and Savory.
Fragrances Business Unit
Fragrances sales increased 14% on a reported basis and 8% on a currency neutral basis for the first quarter of 2018 compared to the first quarter of 2017. Reported sales growth reflected volume growth on existing business and new win performance. Overall growth was primarily driven by double-digit growth in Fragrance Ingredients, and by low single-digit to high single-digit growth in all end-use categories.
Sales Performance by Region and Category

		% Change in Sales - First Quarter 2018 vs. First Quarter 2017
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Frag.	Flavors	Total
NOAM	Reported	10%	13%	6%	11%	10%	10%
EAME	Reported	7%	19%	28%	17%	24%	20%
	Currency Neutral (1)	-5%	5%	15%	4%	11%	7%
LA	Reported	37%	3%	26%	11%	-2%	6%
	Currency Neutral (1)	35%	3%	24%	11%	-2%	6%
GA	Reported	-15%	8%	56%	14%	6%	9%
	Currency Neutral (1)	-17%	5%	49%	11%	2%	6%
Total	Reported	12%	11%	26%	14%	11%	12%
	Currency Neutral (1)	4%	6%	18%	8%	6%	7%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2018 period.

•
NOAM Flavors sales growth included the impact of acquisitions and primarily reflected high single-digit growth in Beverage, Sweet and Dairy and low single-digit growth in Savory. Total Fragrances sales growth reflected double-digit gains in Fine Fragrances, Toiletries, Fabric Care and Home Care, as well as high single-digit gains in Hair Care and low single-digit gains in Personal Wash and Fragrance Ingredients.

•
EAME Flavors sales experienced double-digit gains in Beverage and Dairy, high single-digit gains in Savory, and low single-digit gains in Sweet. Total Fragrances sales growth was driven mainly by double-digit growth in Toiletries, Hair Care, Home Care, and Fragrance Ingredients as well as low single-digit growth in Fabric Care. These gains more than offset low single-digit declines in Personal Wash and mid single-digit declines in Fine Fragrances.

•
LA Flavors sales included mid single-digit declines in Beverage and Sweet, which were partially offset by double-digit gains in Savory and low single-digit gains in Dairy. Total Fragrances sales growth reflected double-digit gains in Fragrance Ingredients and Fine Fragrances, mid single-digit gains in Hair Care, Personal Wash and Fabric Care, as well as high single-digit gains in Toiletries. These gains more than offset double-digit declines in Home Care.

•
GA Flavors sales growth included the impact of acquisitions and primarily reflected mid to high single-digit growth in Savory and Sweet, respectively, and low single-digit gains in Dairy, which were only partially offset by mid single-digit declines in Beverage. Total Fragrances sales growth was principally driven by double-digit gains in Fragrance Ingredients and Home Care, high single-digit gains in Fabric care, and mid single-digit gains in Toiletries, which more than offset double-digit declines in Fine Fragrances and low single-digit declines in Personal Wash.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 20 bps to 56.4% in the first quarter of 2018 compared to 56.2% in the first quarter of 2017, principally driven by unfavorable price versus input costs, the impact of foreign exchange and the effect of the BASF supply chain disruption, which were only partially offset by cost savings and productivity initiatives and a favorable product sales mix.
Included in cost of goods sold were $5.0 million related to an FDA mandated product recall and a $0.5 million adjustment to the contingent consideration payable for PowderPure in the first quarter of 2018, as compared to $6.0 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs in 2017.

Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased slightly to 8.4% in the first quarter of 2018 versus 8.7% in the first quarter of 2017. The slight increase in 2018 was principally driven by the effect of foreign currency, and, to a lesser extent, incentive compensation.
Selling and Administrative (S&A) Expenses
S&A expenses decreased $1.1 million to $142.6 million, or 15.3% as a percentage of sales, in the first quarter of 2018 compared to $143.7 million, or 17.3% as a percentage of sales, in the first quarter of 2017. The $1.1 million decrease from the comparable quarter of the prior year was principally due to the effect of approximately $9.8 million in tax assessment and transaction costs in the prior year offset by unfavorable foreign currency effects and increased incentive compensation expenses in the current year. Included in 2018 was approximately $0.5 million of acquisition related costs, and included in 2017 was approximately $9.8 million of expense related to a tax assessment from prior year and acquisition-related costs. Excluding these costs, adjusted S&A expense increased by $9.2 million and was 15.4% of sales in 2018 compared to 16.2% of sales in 2017, principally due to the previously mentioned items.
Restructuring and Other Charges
2017 Productivity Program
On February 15, 2017, we announced that we were adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, we expect to optimize our global footprint and simplify our organizational structure globally. We expect to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $24-$26 million in personnel-related costs and an estimated $6 million in facility-related costs, such as lease termination, and integration-related costs.
We recorded $21.3 million of charges related to personnel costs and lease termination costs through the first quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. We recorded $.7 million of charges related to personnel costs and lease termination costs three months ended March 31, 2018.
We made payments of $1.7 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of our global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $9.2 million in the first quarter of 2018 compared to $7.1 million in the first quarter of 2017. The increase was principally driven by the impact of acquisitions.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net; Global expenses (as discussed in Note 9 to the Consolidated Financial Statements) and certain non-recurring items, net; Interest expense; Other (expense) income, net; and Taxes on income. See Note 9 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Flavors	$111,564	$94,556
Fragrances	93,277	77,875
Global expenses	(23,825)	(16,293)
Operational Improvement Initiatives	(1,026)	(621)
Acquisition Related Costs	514	(8,788)
Integration Related Costs	—	(1,192)
Tax Assessment	—	(5,350)
Restructuring and Other Charges, net	(717)	(10,143)
Gain on Sale of Assets	69	21
FDA Mandated Product Recall	(5,000)	—
Operating profit	174,856	130,065
Profit margin:
Flavors	24.8%	23.3%
Fragrances	19.4%	18.4%
Consolidated	18.8%	15.7%

Flavors Segment Profit
Flavors segment profit increased $17.0 million to $111.6 million in the first quarter of 2018 (24.8% of segment sales) from $94.6 million (23.3% of sales) in the comparable 2017 period. The increase principally reflected new win performance and favorable price increases, partially offset by lower volume declines on existing business.
Fragrances Segment Profit
Fragrances segment profit increased $15.4 million to $93.3 million in the first quarter of 2018 (19.4% of segment sales) from $77.9 million (18.4% of sales) in the comparable 2017 period. The increase in segment profit was primarily due to higher volumes, favorable sales mix, and cost savings and productivity initiatives, which more than offset unfavorable price versus input costs primarily due to the impact of the BASF supply chain disruption.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2018, Global expenses were $23.8 million compared to $16.3 million during the first quarter of 2017. The increase was principally driven by higher incentive compensation expense and the effect of lower gains from our currency hedging program.
Interest Expense
Interest expense increased to $16.6 million in the first quarter of 2018 compared to $12.8 million in the 2017 period reflecting the issuance of the Senior Notes - 2017. Average cost of debt was 3.9% for the 2018 period compared to 3.7% for the 2017 period.
Other (Income) Expense, Net
Other (income) expense, net decreased by approximately $20.7 million to $0.6 million of income in the first quarter of 2018 versus $21.2 million of income in the comparable 2017 period. The year-over-year decrease was primarily driven by lower foreign exchange gains and the release of a currency translation adjustment ("CTA") upon the liquidation of a foreign entity in 2017.

Income Taxes
The effective tax rate for the three months ended March 31, 2018 was 18.5% compared with 16.4% for the three months ended March 31, 2017. The year-over-year increase was largely due to the impact of U.S. tax reform and increased loss provisions, partially offset by mix of earnings, a lower cost of repatriation (principally due to tax reform) and the release of a State valuation allowance that related to prior years. Excluding the $0.9 million tax benefit associated with the pre-tax restructuring, and operational improvement initiative costs which were partially offset by the tax charge associated with gains on sales of fixed assets, acquisition-related costs, and the impact of the U.S. tax reform in the current quarter, the adjusted effective tax rate for three months ended March 31, 2018 was 18.4%. For the first quarter of 2017, the adjusted tax rate was 20.5% excluding the $8.5 million tax benefit associated with the pre-tax restructuring, acquisition-related, tax assessment, integration-related and operational improvement initiative costs partially offset by the tax charge associated with gains on sales of fixed assets and the non-taxable gains on foreign currency. The year-over-year decrease was largely due to mix of earnings a lower cost of repatriation (principally due to tax reform) and the release of a State valuation allowance that related to prior years.
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
In the fourth quarter of 2017, the Company recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and will continue to be adjusted during 2018. The impact of the Tax Act is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the Tax Act may also impact the Company's 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Any material revisions in our computations could adversely affect our cash flows and results of operations.
During the first quarter of 2018, we recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $305.3 million at March 31, 2018 compared to $368.0 million at December 31, 2017, of which $243.0 million of the balance at March 31, 2018 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S.
Cash Flows (Used In) Provided By Operating Activities
Net cash used in operating activities in the first three months of 2018 was $11.4 million compared to net cash provided by operating activities of $18.5 million in the first three months of 2017. The decrease in cash from operating activities for the first three months of 2018 compared to 2017 was principally driven by higher core working capital requirements, the effect of a payment for a product claim and the timing of certain other items, for the 2018 period as compared to 2017 period.
Working capital (current assets less current liabilities) totaled $1,253.6 million at March 31, 2018, compared to $1,127.8 million at December 31, 2017.
The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $11.0 million for the three months ended March 31, 2018 compared to a decrease of approximately $27.1 million for the three months ended March 31, 2017. The cost of participating in these programs was immaterial to our results in all periods.

Cash Flows Used In Investing Activities
Net investing activities during the first three months of 2018 used $35.2 million compared to $162.2 million in the prior year period. The decrease in cash used in investing activities principally reflected the acquisition of Fragrance Resources and PowderPure in 2017 for approximately $137.5 million (net of cash acquired) and $54.2 million (net of cash acquired), respectively. Additions to property, plant and equipment were $33.1 million during the first three months of 2018 compared to $26.7 million in the first three months of 2017. In light of our requirement to begin relocating our Fragrance facility in China and the ongoing construction of a new facility in India, we expect that capital spending in 2018 will be about 4.5-5% of sales (net of potential grants and other reimbursements from government authorities).
Cash Flows (Used In) Provided By Financing Activities
Net financing activities in the first three months of 2018 decreased to $14.6 million compared to $116.9 million of cash inflows in the first three months of 2017, principally driven by decreased utilization of our revolving credit facility and issuance of commercial paper, partially offset by higher dividend payments in the 2018 period compared to the 2017 period.
At March 31, 2018, we had $1,713.0 million of debt outstanding compared to $1,639.2 million outstanding at December 31, 2017.
We paid dividends totaling $54.4 million in the 2018 period. We declared a cash dividend per share of $0.69 in the first quarter of 2018 that was paid on April 6, 2018 to all shareholders of record as of March 26, 2018.
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on January 1, 2018 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program. Based on the total remaining amount of $284.2 million available under the amended repurchase program, approximately 2.1 million shares, or 2.6% of shares outstanding (based on the market price and shares outstanding as of March 31, 2018) were remaining for repurchase under the program as of March 31, 2018. The purchases are authorized to be made from time to time on the open market or through private transactions as market and business conditions warrant, with the repurchased shares to be placed into treasury stock. On May 7, 2018, we announced plans to suspend share repurchases until our deleveraging target is met following our planned acquisition of Frutarom.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by the Company generally has terms of 90 days or less. As of March 31, 2018, there was $29.9 million of commercial paper outstanding and no commercial paper outstanding as of December 31, 2017. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding for the three months ended March 31, 2018 and 2017 was $40.0 million and $107.5 million, respectively.
We expect to contribute a total of approximately $4.1 million to its U.S. pension plans and a total of $17.1 million to our Non-U.S. Plans during 2018. During the three months ended March 31, 2018, no contributions were made to the qualified U.S. pension plans, $3.3 million of contributions were made to the non-U.S. pension plans, and $1.1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan. We also expect to contribute approximately $5.0 million to our postretirement benefits other than pension plans during 2018.
As of March 31, 2018, we had $24.6 million outstanding under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $950.0 million at March 31, 2018.

Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.5 to 1. Based on this ratio, at March 31, 2018 our covenant compliance provided overall borrowing capacity of $1,481 million.
At March 31, 2018, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2018, our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.71 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2018
Net income	$309.3
Interest expense	69.2
Income taxes	248.1
Depreciation and amortization	124.6
Specified items (1)	46.3
Non-cash items (2)	28.2
Adjusted EBITDA	$825.7

(1)
Specified items for the 12 months ended March 31, 2018 of $46.3 million consisted of legal charges/credits, acquisition-related costs, costs associated with product recalls, operational improvement initiative costs, restructuring and other charges, gains on sales of fixed assets, integration-related costs, tax assessment and CTA realization.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2018
Total debt	$1,713.0
Adjustments:
Deferred gain on interest rate swaps	1.1
Cash and cash equivalents	(305.3)
Net debt	$1,408.8
As discussed in Note 13 to the Consolidated Financial Statements, at March 31, 2018, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
As discussed above under Recent Developments and in Note 14 to the Consolidated Financial Statements, in connection with our planned acquisition of Frutarom, we intend to finance the cash portion of the transaction consideration through a combination of existing cash on hand, significant new debt and equity. We have secured a bridge facility commitment letter to finance the cash portion of the merger consideration in the event we have not completed our anticipated financing transactions prior to the consummation of the merger.

New Accounting Standards
In February 2018, FASB issued amendments to the Income Statement - Reporting Comprehensive Income guidance which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance may have on its Consolidated Financial Statements.
In August 2017, FASB issued amendments to the Derivatives and Hedging guidance which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements are to be applied prospectively while the amendments to cash flow and net investment hedge relationships are to be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued amendments to the Compensation - Stock Compensation guidance which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective for the current year. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued amendments to the Compensation - Retirement Benefits guidance which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and as required, has been applied on a full retrospective basis. The impact of the adoption of this standard on January 1, 2018, was an increase in operating expenses of $7.3 million for the three months ended March 31, 2017, and an increase in income within Other (income) expense, net, as presented in the Company's Consolidated Statement of Income and Comprehensive Income. There was no impact to Net income or Net Income per share in either period.
The new guidance also limits the amount of net periodic benefit cost eligible for capitalization to assets. The new guidance permits only the service cost component of net periodic benefit cost to be eligible for capitalization. The Company applied the practical expedient that permits the use of amounts previously disclosed as the basis for retrospective application and, as provided under the practical expedient, has not presented the income statement impact based on the capitalization of the applicable costs.
In August 2016, the FASB issued authoritative guidance which requires changes to the classification of certain activities within the statement of cash flows. This guidance is effective, and the Company has determined that this adoption does not have a significant impact on its Consolidated Statement of Cash Flows.
In February 2016, the FASB issued authoritative guidance which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 30, 2018, the first day of the Company’s 2018 fiscal year, and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Cash Flows. The Company has begun to evaluate the nature of its leases and has compiled a preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its lease liabilities will relate to property, with additional lease and corresponding right of use assets in existence that relate to vehicles and machinery.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB issued authoritative guidance that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606 Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue is recognized (i) when control of the promised goods is transferred to customers and (ii) in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The new Revenue Standard became effective for annual reporting periods beginning after December 15, 2017, and we have adopted the new revenue standard using the modified retrospective approach on December 30, 2017, the first day of our 2018 fiscal year.
We create and manufacture flavors and fragrances. Approximately 90% of products, principally Flavors compounds and Fragrances compounds, are customized to customer specifications and have no alternative use other than the sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from Fragrance Ingredients products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
With respect to the vast majority of our contracts for Compounds products, we currently recognize revenue on the transfer of control of the product at a point in time as we do not have an “enforceable right to payment for performance to date” (as set out in Section 606-10-25-27(c) of the Revenue Standard). With respect to a small number of contracts for the sale of Compounds, we have an “enforceable right to payment for performance to date” and as the products do not have an alternative use and, we recognize revenue for these contracts over time and record a contract asset using the output method. The output method recognizes revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
With respect to our contracts related to Ingredients products, we currently recognize revenue on the transfer of control of the product at a point in time as such products generally have alternative uses and we do not have an “enforceable right to payment for performance to date.”
As we adopted the Revenue Standard using the modified retrospective method effective the first day of our 2018 fiscal year, results for reporting periods beginning after December 31, 2017 are presented under the Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, which required that revenue was accounted for when the earnings process was complete.
We recorded a net increase to retained earnings of $2.2 million as of December 30, 2017 due to the cumulative impact of adopting the Revenue Standard. As of the date of adoption, we also recorded an increase of $4.1 million in contract assets (which are included in Prepaid expenses and other assets), a decrease of $1.3 million in inventory, and an increase in taxes payable of $0.7 million.
The impact to revenues, gross profit and net income for three months ended March 31, 2018 were reductions of $0.5 million, $0.3 million and $0.2 million, respectively as a result of applying the Revenue Standard as compared to the amounts that would be been presented prior to adoption.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Form 10-Q, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted gross margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs and FDA mandated product recall), (iii) adjusted operating profit and adjusted operating margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs, tax assessment, restructuring and other charges, net, gain on sale of assets and FDA mandated product recall), (iv) adjusted selling and administrative expenses (which excludes acquisition related costs, integration related costs, tax assessment and restructuring and other charges, net) and (v) adjusted effective tax rate (which excludes operational improvement initiatives, acquisition related costs, integration related costs, tax assessment, restructuring and other charges, net, gain on sale of assets, CTA realization, FDA mandated product recall and U.S. tax reform). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$405,809	$363,083
Operational Improvement Initiatives (a)	453	621
Acquisition Related Costs (b)	—	5,301
Integration Related Costs (c)	—	88
FDA Mandated Product Recall (g)	5,000	—
Adjusted (Non-GAAP)	$411,262	$369,093

Reconciliation of Selling and Administrative Expenses
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$142,644	$143,704
Acquisition Related Costs (b)	514	(3,487)
Integration Related Costs (c)	—	(943)
Tax Assessment (d)	—	(5,350)
Adjusted (Non-GAAP)	$143,158	$133,924

Reconciliation of Operating Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$174,856	$130,065
Operational Improvement Initiatives (a)	1,026	621
Acquisition Related Costs (b)	(514)	8,788
Integration Related Costs (c)	—	1,192
Tax Assessment (d)	—	5,350
Restructuring and Other Charges, net (e)	717	10,143
Gain on Sale of Assets	(69)	(21)
FDA Mandated Product Recall (g)	5,000	—
Adjusted (Non-GAAP)	$181,016	$156,138

Reconciliation of Net Income
	Three Months Ended March 31,
	2018				2017
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (i)	Net income	EPS (j)	Income before taxes	Taxes on income (i)	Net income	EPS
Reported (GAAP)	$158,837	$29,421	$129,416	1.63	$138,487	$22,723	$115,764	$1.45
Operational Improvement Initiatives (a)	1,026	294	732	0.01	621	155	466	0.01
Acquisition Related Costs (b)	(514)	(134)	(380)	—	8,788	3,138	5,650	0.07
Integration Related Costs (c)	—	—	—	—	1,191	362	829	0.01
Tax Assessment (d)	—	—	—	—	5,350	1,892	3,458	0.04
Restructuring and Other Charges, net (e)	717	169	548	0.01	10,143	2,967	7,176	0.09
Gain on Sale of Assets	(69)	(17)	(52)	—	(21)	(7)	(14)	—
CTA Realization (f)	—	—	—	—	(12,214)	—	(12,214)	(0.15)
FDA Mandated Product Recall (g)	5,000	1,196	3,804	0.05	—	—	—	—
U.S. Tax Reform (h)	—	(649)	649	0.01	—	—	—	—
Adjusted (Non-GAAP)	$164,997	$30,280	$134,717	$1.69	$152,345	$31,230	$121,115	$1.52

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and a lab closure in Taiwan. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses. For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael and Fragrance Resources, included in cost of goods sold and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	Represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(e)	Represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(f)	Represents the release of CTA related to the liquidation of a foreign entity.
(g)	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
(h)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(i)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For first quarter of 2018, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

(j)	The sum of these items does not foot due to rounding.
B. Foreign Currency Reconciliation

	Three Months Ended March 31,
	2018	2017
Operating Profit:
% Change - Reported (GAAP)	34%	(21)%
Items impacting comparability (1)	(19)%	18%
% Change - Adjusted (Non-GAAP)	16%	(3)%
Currency Impact	(4)%	5%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	12%	2%
_______________________
(1) Includes items impacting comparability of $6.2 million and $26.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2018 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
C. Acquisition Related Intangible Asset Amortization
The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2018	2017
PowderPure	$690	$—
Fragrance Resources	1,959	1,257
David Michael	1,131	595
Lucas Meyer	1,973	1,859
Ottens Flavors	1,571	1,571
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected increases in raw material costs in 2018, (ii) the impact of operational performance, cost reduction efforts and mix enhancement on margin improvement, (iii) estimates of provisional tax charges related to the Tax Act and the impact on our effective tax rate for 2018; and (iv) the amount of expected pension contributions in 2018. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	the impact of the planned acquisition of Frutarom;

•	our ability to effectively compete in our market, and to successfully develop new products that appeal to our customers and consumers;

•	our ability to provide our customers with innovative, cost-effective products;

•	the impact of a disruption in our manufacturing operations;

•	the impact of the BASF supply chain disruption on the supply and price of a key ingredient in 2018;

•	the impact of the recently-enacted Tax Act on our effective tax rate in 2018 and beyond;

•	our ability to react in a timely manner to changes in the consumer products industry related to health and wellness;

•	our ability to benefit from our investments and expansion in emerging markets;

•	our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;

•	our ability to realize the expected cost savings and efficiencies from our profitability improvement initiatives and the optimization of our manufacturing facilities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	our ability to maintain the integrity of our raw materials, supply chain and finished goods, and comply with applicable regulations;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of changes in our tax rates, tax liabilities, the adoption of new United States or international tax legislation, or changes in existing tax laws; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2017 Form 10-K, and Part II. Item 1A., Risk Factors of this Form 10-Q for additional information regarding factors that could affect our results of operations, financial condition and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2017 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
The risks and uncertainties discussed below supplement the risks and uncertainties previously disclosed in Part I, Item 1A. of the 2017 Form 10-K.
Risks Related to Our Planned Acquisition of Frutarom
If we are unable to complete our planned acquisition of Frutarom, in a timely manner or at all, our business and our stock price may be adversely affected.
Our and Frutarom’s obligations to consummate our planned acquisition of Frutarom are subject to the satisfaction or waiver of the following customary conditions (i) the approval of the merger agreement and the merger by the shareholders of Frutarom; (ii) the expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including the European Union; (iii) receipt of all governmental and stock exchange approvals necessary for the issuance of shares as contemplated by the merger agreement, (iv) the absence of any order, or the enactment of any law, prohibiting the merger; (v) subject to certain exceptions, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; and (vi) the absence of any material adverse effect on Frutarom or our company since the date of the merger agreement. Furthermore, our ability to access the bridge financing facility is subject to customary conditions. As many of these conditions are outside of our control, we cannot assure you if the conditions to the completion of the planned acquisition of Frutarom and the associated financings will be satisfied in a timely manner or at all which may affect when and whether the merger will occur. If our planned acquisition of Frutarom is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the planned acquisition. Furthermore, if the planned acquisition of Frutarom is not completed and the merger agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•
we have incurred and will continue to incur costs relating to the planned acquisition (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the planned acquisition is completed;

•
matters relating to the planned acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to our historical core businesses or other opportunities that may have been beneficial to us;

•	we may be subject to legal proceedings related to the acquisition or the failure to complete the acquisition;

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers and employees, may continue or intensify in the event the merger is not consummated.

We may not realize the benefits anticipated from our planned acquisition of Frutarom, which could adversely affect our stock price.
Our planned acquisition of Frutarom, if completed, will be our largest acquisition to date. The anticipated benefits from the planned acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Frutarom, which may not materialize as expected or which may prove to be inaccurate. Our ability to achieve the anticipated benefits will depend on our ability to successfully and efficiently integrate the business and operations of Frutarom with our business and achieve the expected synergies. We may encounter significant challenges with successfully integrating and recognizing the anticipated benefits of the potential acquisition, including the following:

•	potential disruption of, or reduced growth in, our historical core businesses, due to diversion of management attention and uncertainty with our current customer and supplier relationships;

•	challenges arising from the expansion of our product offerings into adjacencies with which we have limited experience, including flavor ingredients, food additives and nutraceuticals;

•	challenges arising from the expansion into those Frutarom jurisdictions where we do not currently operate or have significant operations;

•	coordinating and integrating research and development teams across technologies and products to enhance product development while reducing costs;

•
consolidating and integrating corporate, information technology, finance and administrative infrastructures, and integrating and harmonizing business systems, which may be more difficult than anticipated due to the significant number of acquisitions completed by Frutarom over the past few years;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining Frutarom's business with our business;

•	limitations prior to the completion of the acquisition on the ability of management of our company and of Frutarom to conduct planning regarding the integration of the two companies;

•	the increased scale and complexity of our operations resulting from the acquisition;

•	retaining key employees, suppliers and other partners of our company and Frutarom;

•	retaining and efficiently managing Frutarom’s expanded and decentralized customer base;

•	obligations that we will have to counterparties of Frutarom that arise as a result of the change in control of Frutarom;

•	difficulties in anticipating and responding to actions that may be taken by competitors in response to the transaction; and

•	the assumption of and exposure to unknown or contingent liabilities of Frutarom.
In addition, our anticipated benefits of the transaction with Frutarom contemplate significant cost-saving synergies. Consequently, even if we are able to successfully integrate the operations of Frutarom with ours, we may not realize the full benefits of the transactions if we are unable to identify and implement the anticipated cost savings or if the actions taken to implement such cost-savings have unintended consequences on our other business operations.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the scale of Frutarom, then we may not achieve the anticipated benefits of the acquisition of Frutarom, we could incur unanticipated expenses and charges and our operating results and the value of our common stock could be materially and adversely affected.
Uncertainty about our planned acquisition of Frutarom may adversely affect our relationships with customers and employees, which could negatively affect our business, whether or not the planned acquisition is completed.
The announcement of our planned acquisition of Frutarom May 7, 2018, whether or not completed, may cause uncertainties in our relationships with our customers which could impair our ability to or expand our historical customer sales growth. Furthermore, uncertainties about the planned acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key employees which could affect our business.
The acquisition of Frutarom may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
The financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Frutarom. Furthermore, as a result of the transaction we will record a significant amount of goodwill and other intangible assets on our consolidated financial statements, which could be subject to impairment based upon future adverse changes in our business or prospects including our inability to recognize the benefits anticipated by the transaction.
In addition, upon the acquisition of Frutarom we will assume all their liabilities, including unknown and contingent liabilities that Frutarom assumed in connection with their acquisitions, that we failed or were unable to identify in the course of performing due diligence. A significant component of Frutarom’s growth in recent years has come through acquisitions, as they have completed 47 acquisitions since 2011, including 22 in the past two years. Our ability to accurately identify and assess the magnitude of the liabilities assumed by Frutarom in these acquisitions may be limited by, among other things, the information available to us and Frutarom and the limited operating experience that Frutarom has with these acquired entities. Furthermore, Frutarom has additional future obligations regarding certain of these acquisitions including outstanding earn-out obligations and put options requiring Frutarom to purchase additional shares in the target company, which we will assume upon consummation of the transaction. If we are not able to completely assess the scope of these liabilities or if these liabilities are neither probable nor estimable at this time, our future financial results could be adversely affected by unanticipated reserves or charges, unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.
The regulatory approvals required in connection with our planned acquisition of Frutarom may not be obtained or may contain materially burdensome conditions.
Completion of our planned acquisition of Frutarom is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the planned acquisition or reducing the anticipated benefits of the planned acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the planned acquisition, the business and results of operations of the combined company may be adversely affected.
The use of cash and incurrence of significant indebtedness in connection with the financing of our planned Frutarom acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our planned acquisition of Frutarom will be financed in part by the use of our cash on hand, the incurrence of a significant amount of indebtedness and issuances of equity. As of March 31, 2018, we had approximately $305.3 million of cash and cash equivalents and approximately $1.7 billion of total debt outstanding. In connection with the planned acquisition, we expect to incur significant new debt. The proceeds from the new debt are expected to be used to pay part of the purchase price, refinance existing debt of both our company and Frutarom and pay transaction related fees and expenses. If we are unable to raise financing on acceptable terms, we may need to rely on our bridge loan facility, which may result in higher borrowing costs and a shorter maturity than those from other anticipated financing alternatives. The use of cash on hand and indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. The increased indebtedness may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions.
The issuance of shares of our common stock to Frutarom shareholders in connection with our planned acquisition of Frutarom and to finance part of the cash consideration for the acquisition, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.
Our planned acquisition of Frutarom will be financed in part by the issuance of shares of our common stock to shareholders of Frutarom, comprising approximately 18.9% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock on May 4, 2018 and Frutarom’s estimated fully diluted shares of common stock outstanding on March 31, 2018. In addition, we expect to issue approximately $2.2 billion in equity to raise part of the cash consideration for the Frutarom acquisition. These issuances of additional shares of our common stock will dilute our existing shareholders ownership interest in our company, and will result in our existing shareholders having a reduced ownership and voting interest in our company following the completion of these transactions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities.
The following table reflects purchases made by, or on behalf of, the Company, of shares of the Company’s common stock, reported based on the trade date, during the three months ended March 31, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
January 1 - 31, 2018	24,553	$153.91	24,553	$291,362,668
February 1 - 28, 2018	23,861	143.28	23,861	287,943,855
March 1 - 31, 2018	27,381	138.02	27,381	284,164,750
Total	75,795	$144.82	75,795	$284,164,750
 _______________________

(1)
Shares were repurchased pursuant to the Company’s share repurchase program. Authorization of the repurchase program may be modified, suspended, or discontinued at any time. On May 7, 2018, we announced plans to suspend share repurchases until our deleveraging target is met following our planned acquisition of Frutarom.

ITEM 6. EXHIBITS.

3(ii)	Bylaws of International Flavors & Fragrances Inc., effective as of May 3, 2018, incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 3, 2018.
12	Statement re: Computation of Ratios.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EXHIBIT INDEX

Number	Description
3(ii)	Bylaws of International Flavors & Fragrances Inc., effective as of May 3, 2018, incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 3, 2018.
12	Statement re: Computation of Ratios.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 7, 2018	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 7, 2018	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer