Form 10-Q
period 2018-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2018-08-07
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of July 24, 2018: 79,047,426

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$322,423	$368,046
Trade receivables (net of allowances of $13,622 and $13,392, respectively)	723,855	663,663
Inventories: Raw materials	353,220	326,140
Work in process	23,671	16,431
Finished goods	318,301	306,877
Total Inventories	695,192	649,448
Prepaid expenses and other current assets	285,110	215,387
Total Current Assets	2,026,580	1,896,544
Property, plant and equipment, at cost	2,098,513	2,090,755
Accumulated depreciation	(1,230,884)	(1,210,175)
	867,629	880,580
Goodwill	1,148,586	1,156,288
Other intangible assets, net	391,426	415,787
Deferred income taxes	82,204	99,777
Other assets	157,017	149,950
Total Assets	$4,673,442	$4,598,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short term borrowings	$6,500	$6,966
Accounts payable	315,656	338,188
Accrued payroll and bonus	59,278	88,361
Dividends payable	54,488	54,420
Other current liabilities	263,448	280,833
Total Current Liabilities	699,370	768,768
Long-term debt	1,717,189	1,632,186
Deferred gains	35,824	37,344
Retirement liabilities	226,221	228,936
Other liabilities	238,635	242,398
Total Other Liabilities	2,217,869	2,140,864
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 115,858,190 shares issued as of June 30, 2018 and December 31, 2017; and 79,046,217 and 78,947,381 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	14,470	14,470
Capital in excess of par value	167,432	162,827
Retained earnings	3,992,452	3,870,621
Accumulated other comprehensive loss	(692,498)	(637,482)
Treasury stock, at cost (36,811,973 and 36,910,809 shares as of June 30, 2018 and December 31, 2017, respectively)	(1,732,001)	(1,726,234)
Total Shareholders’ Equity	1,749,855	1,684,202
Noncontrolling interest	6,348	5,092
Total Shareholders’ Equity including noncontrolling interest	1,756,203	1,689,294
Total Liabilities and Shareholders’ Equity	$4,673,442	$4,598,926

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	2018	2017
Net sales	$920,016	$842,861	$1,850,944	$1,671,154
Cost of goods sold	521,299	469,877	1,046,419	935,088
Gross profit	398,717	372,984	804,525	736,066
Research and development expenses	74,767	72,761	153,244	144,887
Selling and administrative expenses	157,407	139,319	300,051	283,023
Amortization of acquisition-related intangibles	9,584	8,494	18,769	15,561
Restructuring and other charges, net	1,186	791	1,903	10,934
Losses (gains) on sales of fixed assets	1,264	(68)	1,195	(89)
Operating profit	154,509	151,687	329,363	281,750
Interest expense	53,246	17,556	69,841	30,363
Other (income), net	(20,655)	(7,909)	(21,232)	(29,140)
Income before taxes	121,918	142,040	280,754	280,527
Taxes on income	22,769	32,245	52,190	54,968
Net income	99,149	109,795	228,564	225,559
Other comprehensive income (loss), after tax:
Foreign currency translation adjustments	(85,264)	13,347	(70,461)	10,090
Gains (losses) on derivatives qualifying as hedges	10,455	(11,768)	9,926	(13,519)
Pension and postretirement net liability	2,890	3,688	5,519	7,323
Other comprehensive income (loss)	(71,919)	5,267	(55,016)	3,894
Total comprehensive income	$27,230	$115,062	$173,548	$229,453

Net income per share - basic	$1.25	$1.39	$2.89	$2.85
Net income per share - diluted	$1.25	$1.38	$2.87	$2.84
Average number of shares outstanding - basic	79,065	79,072	79,041	79,088
Average number of shares outstanding - diluted	79,303	79,305	79,347	79,360
Dividends declared per share	$0.69	$0.64	$1.38	$1.28

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Cash flows from operating activities:
Net income	$228,564	$225,559
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	64,968	55,805
Deferred income taxes	14,342	1,505
Loss (gain) on disposal of assets	1,195	(89)
Stock-based compensation	15,173	12,893
Pension contributions	(9,963)	(31,557)
Litigation settlement	—	(56,000)
Product recall claim settlement	(12,969)	—
Foreign currency gain on liquidation of entity	—	(12,214)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(99,963)	(77,580)
Inventories	(67,940)	(4,228)
Accounts payable	(7,139)	(23,479)
Accruals for incentive compensation	(25,158)	(12,316)
Other current payables and accrued expenses	11,028	(3,099)
Other assets	(65,620)	18,007
Other liabilities	8,651	(35,286)
Net cash provided by operating activities	55,169	57,921
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(22)	(191,304)
Additions to property, plant and equipment	(67,421)	(46,153)
Proceeds from life insurance contracts	—	1,941
Maturity of net investment hedges	(2,642)	3,016
Proceeds from disposal of assets	618	473
Net cash used in investing activities	(69,467)	(232,027)
Cash flows from financing activities:
Cash dividends paid to shareholders	(108,824)	(101,184)
Increase in revolving credit facility borrowings and overdrafts	110,259	21,595
Deferred financing costs	(1,401)	(5,373)
Proceeds from issuance of long-term debt	—	498,250
Loss on pre-issuance hedges	—	(5,310)
Proceeds from issuance of stock under stock plans	—	329
Employee withholding taxes paid	(9,096)	(11,485)
Purchase of treasury stock	(15,475)	(53,211)
Net cash (used in) provided by financing activities	(24,537)	343,611
Effect of exchange rate changes on cash and cash equivalents	(6,788)	(2,111)
Net change in cash and cash equivalents	(45,623)	167,394
Cash and cash equivalents at beginning of year	368,046	323,992
Cash and cash equivalents at end of period	$322,423	$491,386
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$74,422	$32,039
Income taxes paid	$57,809	$50,962
Accrued capital expenditures	$19,160	$13,589

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2018 and 2017 quarters, the actual closing dates were June 29 and June 30, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
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
During the six months ended June 30, 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $25.5 million for the six months ended June 30, 2018 compared to a decrease of approximately $4.7 million for the six months ended June 30, 2017. The cost of participating in these programs was immaterial to our results in all periods.

Recent Accounting Pronouncements
In June 2018, the FASB issued Accounting Standards Update ("ASU") 2018-07, "Compensation—Stock Compensation (Topic 718)" intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. This guidance expands the scope of Topic 718, Compensation-Stock Compensation which currently only includes share-based payments to employees to include share-based payments issued to nonemployees for goods or services. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In February 2018, FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance may have on its Consolidated Financial Statements.
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amended presentation and disclosure requirements are to be applied prospectively while the amendments to cash flow and net investment hedge relationships are to be applied on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective for the current year. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective, and as required, has been applied on a full retrospective basis. The impact of the adoption of this standard on January 1, 2018 was a decrease in operating profit by approximately $7.4 million in the three months ended June 30, 2017 and by approximately $14.9 million in the six months ended June 30, 2017, and a corresponding increase in Other (income) expense, net as presented in the Company's Consolidated Statement of Income and Comprehensive Income. There was no impact to Net income or Net Income per share in either period. See Note 10 of the Consolidated Financial Statements for further details.
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
In August 2016, the FASB issued 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which requires changes to the classification of certain activities within the statement of cash flows. This guidance is effective for the current year, and the Company has determined that this adoption does not have an impact on its Consolidated Statement of Cash Flows.
In June 2016, the FASB issued 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued 2016-02, "Leases (Topic 842)", with subsequent amendments, which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 29, 2018, the first day of the Company’s 2019 fiscal year, and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Cash Flows. The Company has begun to evaluate the nature of its leases and has compiled a preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its lease liabilities and right of use assets will relate to property, with additional lease and corresponding right of use assets in existence that relate to vehicles and machinery.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB issued 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606, Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue is recognized to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The new Revenue Standard became effective for annual reporting periods beginning after December 15, 2017, and the Company has adopted the new revenue standard using the modified retrospective approach on December 30, 2017, the first day of the Company’s 2018 fiscal year.
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
The impact to revenues, gross profit and net income for the three months ended June 30, 2018 were reductions of $1.9 million, $1.2 million and $0.9 million, respectively, and for the six months ended June 30, 2018 were reductions of $2.5 million, $1.6 million and $1.2 million, respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

The following table presents the Company's revenues disaggregated by business unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2018	2017(a)
Flavor Compounds	$450,540	$414,323	$899,559	$820,487
Fragrance Compounds
Consumer Fragrances	274,586	253,258	554,849	505,891
Fine Fragrances	97,448	91,432	195,817	179,199
Fragrance Ingredients	97,442	83,848	200,719	165,577
Total revenues	$920,016	$842,861	$1,850,944	$1,671,154
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
The following table presents our revenues disaggregated by region, based on the region of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2018	2017(a)
Europe, Africa and Middle East	$292,848	$259,292	$602,161	$516,976
Greater Asia	242,221	224,703	485,779	447,523
North America	249,054	230,529	490,199	449,357
Latin America	135,893	128,337	272,805	257,298
Total revenues	$920,016	$842,861	$1,850,944	$1,671,154
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
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
Contract Asset and Accounts Receivable
The following table reflects the balances in our contract assets and accounts receivable for the six months ended June 30, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	June 30, 2018	At adoption
Receivables (included in Trade receivables)	$737,477	$677,055
Contract asset - Short term	1,903	4,449
NOTE 2. NET INCOME PER SHARE
Net income per share is based on the weighted average number of shares outstanding. A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2018	2017	2018	2017
Basic	79,065	79,072	79,041	79,088
Assumed dilution under stock plans	238	233	306	272
Diluted	79,303	79,305	79,347	79,360
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2018 and 2017.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of June 30, 2018 and 2017 was immaterial. Net income allocated to such PRSUs was $0.2 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0.5 million during each of the six months ended June 30, 2018 and 2017.
NOTE 3.    ACQUISITIONS
Pending Acquisition of Frutarom
On May 7, 2018, the Company entered into a definitive agreement and plan of merger to acquire Frutarom Industries Ltd. (“Frutarom”). Frutarom is an Israeli company that, through its subsidiaries, develops, produces and markets flavors and fine ingredients used in manufacturing food, beverages, flavors and fragrances, pharma/nutraceuticals, cosmetics and personal care products. The proposed merger was unanimously approved by the Boards of Directors of both companies and was approved by Frutarom shareholders on August 6, 2018. Closing is dependent upon clearance by the relevant regulatory authorities and other customary closing conditions and is currently expected to occur in the fourth quarter of 2018.

Under the terms of the merger agreement, for each share of outstanding stock, Frutarom shareholders will receive $71.19 in cash and 0.2490 of a share of the Company's common stock. The transaction was valued, based on the Company's stock price as of May 7, 2018, at approximately $7.1 billion, including the assumption of approximately $681 million of Frutarom's net debt, which the Company intends to refinance or repay concurrent with the closing of the transaction.
The Company expects to fund the cash portion of the merger consideration through up to $3.1 billion of debt financing, cash on hand and the issuance of up to $2.2 billion in new equity securities. In connection with these financings, the Company also expects to pay its outstanding $250 million of its Senior Notes 2007 and the associated make-whole payments of approximately $35 million.
Based on the exchange ratio of 0.2490 of a share of the Company’s common stock for each ordinary share of Frutarom issued and outstanding at closing, the estimated number of shares of the Company’s common stock issuable as a portion of the merger consideration is approximately 14.88 million shares, which will result in former Frutarom shareholders holding approximately 15.8% of the outstanding fully diluted IFF common stock, based on the number of outstanding shares of common stock and outstanding stock-based awards of IFF and the number of outstanding ordinary shares and share-based awards of Frutarom as of May 4, 2018, the last trading day for IFF common stock prior to the announcement of the acquisition and without taking into account the issuance by IFF of equity securities in connection with the financing of the acquisition.
On May 7, 2018, the Company entered into a bridge facility commitment letter pursuant to which Morgan Stanley Senior Funding, Inc. committed, subject to customary conditions, to provide up to $5.45 billion under a 364-day senior unsecured bridge term loan credit facility to finance the cash portion of the merger consideration if the Company has not completed its anticipated financing transactions prior to the consummation of the acquisition.
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
The purchase price allocation was completed in the first quarter of 2018. No material adjustments have been made to the purchase price allocation since the preliminary valuation performed in the second quarter of 2017. The estimated amount of the contingent consideration payable was adjusted during the first quarter of 2018 and resulted in a decrease in administrative expense of approximately $0.6 million.
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
The Company recorded $22.5 million of charges related to personnel costs and lease termination costs through the second quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. The Company recorded $1.2 million and $3.1 million of charges related to personnel costs and lease termination costs during the three months ended June 30, 2018 and 2017, respectively, and $1.9 million and $13.2 million of charges related to personnel costs and lease termination costs during the six months ended June 30, 2018 and 2017, respectively.
The Company made payments of $4.5 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Changes in restructuring liabilities during the six months ended June 30, 2018, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2017	$7,539	$418	$7,957
Additional charges (reversals), net	1,903	—	1,903
Payments	(4,581)	—	(4,581)
Balance at June 30, 2018	$4,861	$418	$5,279

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2018 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2017	$1,156,288
Acquisitions	22
Foreign exchange	(7,724)
Balance at June 30, 2018	$1,148,586
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Asset Type
Customer relationships	$402,032	$407,636
Trade names & patents	38,146	38,771
Technological know-how	161,331	161,856
Other	24,734	24,814
Total carrying value	626,243	633,077
Accumulated Amortization
Customer relationships	(116,519)	(104,800)
Trade names & patents	(16,998)	(15,241)
Technological know-how	(81,580)	(76,766)
Other	(19,720)	(20,483)
Total accumulated amortization	(234,817)	(217,290)
Other intangible assets, net	$391,426	$415,787

Amortization
Amortization expense was $9,584 and $8,494 for the three months ended June 30, 2018 and 2017, respectively and $18,769 and $15,561 for the six months ended June 30, 2018 and 2017, respectively. Annual amortization is expected to be $36.0 million for the full year 2018, $34.6 million for the year 2019, $33.9 million for the year 2020, $29.0 million for the year 2021, $25.0 million for the year 2022 and $24.9 million for the year 2023.

NOTE 6.    DEBT
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate		June 30, 2018	December 31, 2017
Senior notes - 2007(1)(4)	6.40% - 6.82%		$249,776	$249,765
Senior notes - 2013(1)	3.39%		298,823	298,670
Euro Senior notes - 2016(1)	1.99%		573,514	589,848
Senior notes - 2017(1)	4.50%		492,941	492,819
Credit facility	LIBOR + 1.125%	(2)	103,988	—
Bank overdrafts and other			4,590	7,993
Deferred realized gains on interest rate swaps			57	57
			1,723,689	1,639,152
Less: Short term borrowings(3)			(6,500)	(6,966)
			$1,717,189	$1,632,186
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are immaterial.

(3)	Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.

(4)
As discussed in Note 3 above, in connection with the pending acquisition of Frutarom and associated financing, the Company also expects to pay its outstanding $250 million of its Senior Notes 2007 and the associated make-whole payments of approximately $35 million. The amount outstanding continues to be reflected as long term given that the Company has not entered into a contractual commitment to repay.

Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of June 30, 2018 and December 31, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding for the six months ended June 30, 2018 and 2017 was $85 million and $50 million, respectively.
Financing of the Pending Acquisition of Frutarom
Bridge Loan Facility
In connection with entering into the merger agreement with Frutarom, the Company entered into a debt commitment letter for up to a $5.45 billion 364-day unsecured bridge loan facility to the extent the Company has not received $5.45 billion of net cash proceeds (and/or qualified bank commitments) from a combination of (a) the issuance by the Company of a combination of equity securities, equity-linked securities and/or unsecured debt securities and/or (b) unsecured term loans, in each case, at or prior to completion of the acquisition. The bridge loan commitment will be reduced to the extent that the Company obtains certain other debt financing and completes certain equity issuances. On May 21, 2018, the Company, Morgan Stanley Senior Funding, Inc. and certain other financial institutions entered into a bridge joinder agreement to the commitment letter to provide for additional bridge commitment parties. In connection with the bridge loan commitment, the Company incurred $37.0 million of fees which are being amortized over the commitment period and are included in Interest expense in Consolidated Statement of Comprehensive Income.
Term Facility
On June 6, 2018, the Company entered into a term loan credit agreement to replace a portion of the bridge loan facility, reducing the amount of the bridge loan commitments by $350 million. Under the term loan credit agreement, the lenders thereunder have committed to provide, subject to certain conditions, a senior unsecured term loan facility (as amended, "Term Facility") in an original aggregate principal amount of up to $350.0 million, maturing three years after the funding date thereunder. The debt is expected to be issued in the fourth quarter of 2018.

The Term Facility will bear interest, at the Company’s option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 2.00% or (y) a base rate plus an applicable margin varying from 0.00% to 1.00%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Loans under the Term Facility will amortize quarterly at a per annum rate of 10.0% of the aggregate principal amount of the loans made under the Term Facility on the funding date, commencing at the end of the first full fiscal quarter after funding, with the balance payable on the third anniversary of the funding date. The Company may voluntarily prepay the term loans without premium or penalty. The term loan credit agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.50x with step-downs over time and a temporary step-up to 6.0x for the first full fiscal quarter after funding if the Company has not issued equity or mandatory convertible securities generating gross proceeds of at least $1.75 billion on or before the closing date of the acquisition.
Amended Credit Facility
On May 21, 2018 and June 6, 2018, the Company and certain of its subsidiaries amended and restated the Company’s existing amended and restated credit agreement with Citibank, N.A., as administrative agent, last amended and restated on December 2, 2016 (as amended, the “Amended Credit Facility”) in connection with the pending acquisition of Frutarom, to, among other things (i) extend the maturity date of the Amended Credit Facility until December 2, 2023, (ii) increase the maximum ratio of net debt to EBITDA on and after the closing date of the acquisition and (iii) increase the drawn down capacity to $1.0 billion, consisting of a $585 million tranche A revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with a sublimit of $25 million for swing line borrowings) (“Tranche A”) and a $415 million tranche B revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with sublimits of €50 million and $25 million for swing line borrowings) (“Tranche B” and, together with Tranche A, the “Revolving Facility”). The interest rate on the Revolving Facility will be, at the applicable borrower’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 1.75% or (y) a base rate plus an applicable margin varying from 0.00% to 0.750%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Other terms and covenants under the Amended Credit Facility remain substantially unchanged.
In connection with the Amended Credit Facility, the Company incurred $0.7 million of debt issuance costs. As of June 30, 2018, total availability under the Amended Credit Facility was $1.6 billion, with no outstanding borrowings.
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
Uncertain Tax Positions
At June 30, 2018, the Company had $30.6 million of unrecognized tax benefits recorded in Other liabilities and $1.2 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2018, the Company had accrued interest and penalties of $2.5 million classified in Other liabilities and $0.1 million in Other current liabilities.
As of June 30, 2018, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was$34.4 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
The Company regularly repatriates a portion of current year earnings from select non–U.S. subsidiaries. No provision is made for additional withholding taxes on undistributed earnings of subsidiary companies that are intended and planned to be indefinitely invested in such subsidiaries. We intend to, and have plans to, reinvest these earnings indefinitely in our foreign subsidiaries to fund local operations and/or capital projects.
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
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2018 was 18.7% compared with 22.7% for the three months ended June 30, 2017. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation and the re-measurement of loss provisions, partially offset by the impact from U.S. tax reform and other items (including the impact of current year transactions costs and certain non-taxable gains on foreign currency in prior year).
The effective tax rate for the six months ended June 30, 2018 was 18.6% compared with 19.6% for the six months ended June 30, 2017. The year-over-year decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions and the release of a State valuation allowance related to prior years, partially offset by the impact of U.S. tax reform and other items (including the impact of current year transaction costs and certain non-taxable gains on foreign currency in prior year).
NOTE 8.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Equity-based awards	$7,554	$7,074	$15,173	$12,893
Liability-based awards	242	1,298	396	3,051
Total stock-based compensation expense	7,796	8,372	15,569	15,944
Less: Tax benefit	(1,335)	(2,336)	(2,897)	(4,549)
Total stock-based compensation expense, after tax	$6,461	$6,036	$12,672	$11,395
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

Reportable segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Net sales:
Flavors	$450,540	$414,323	$899,559	$820,487
Fragrances	469,476	428,538	951,385	850,667
Consolidated	$920,016	$842,861	$1,850,944	$1,671,154
Segment profit:
Flavors	$109,605	$96,840	$221,169	$191,395
Fragrances	80,780	80,993	174,056	158,867
Global expenses	(20,572)	(13,488)	(44,398)	(29,781)
Operational Improvement Initiatives (a)	(403)	(445)	(1,429)	(1,066)
Acquisition Related Costs (b)	4	(6,278)	518	(15,066)
Integration Related Costs (c)	(993)	(731)	(993)	(1,923)
Legal Charges/Credits, net (d)	—	(1,000)	—	(1,000)
Tax Assessment (e)	—	19	—	(5,331)
Restructuring and Other Charges, net (f)	(193)	(791)	(910)	(10,934)
(Losses) Gains on Sale of Assets	(1,264)	68	(1,195)	89
FDA Mandated Product Recall (g)	—	(3,500)	(5,000)	(3,500)
Frutarom Acquisition Related Costs (h)	(12,455)	—	(12,455)	—
Operating profit	154,509	151,687	329,363	281,750
Interest expense	(53,246)	(17,556)	(69,841)	(30,363)
Other income (expense)	20,655	7,909	21,232	29,140
Income before taxes	$121,918	$142,040	$280,754	$280,527

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
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

(c)	For 2018, represents costs related to the integration of David Michael. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)	Represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(g)	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
(h)	Represents transaction-related costs and expenses related to the pending acquisition of Frutarom.
Net sales are attributed to individual regions based upon the destination of product delivery are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Net sales related to the U.S.	$234,118	$243,815	$464,521	$449,325
Net sales attributed to all foreign countries	685,898	599,046	1,386,423	1,221,829
No country other than the U.S. had net sales in any period presented greater than 6% of total consolidated net sales.

NOTE 10. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for benefits earned(1)	$596	$698	$1,192	$1,395
Interest cost on projected benefit obligation(2)	4,790	4,561	9,580	9,122
Expected return on plan assets(2)	(7,740)	(9,246)	(15,479)	(18,492)
Net amortization and deferrals(2)	1,549	1,793	3,098	3,585
Net periodic benefit income	(805)	(2,194)	(1,609)	(4,390)
Defined contribution and other retirement plans(1)	3,081	2,524	5,771	4,779
Total expense	$2,276	$330	$4,162	$389

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for benefits earned(1)	$4,470	$5,610	$8,939	$11,220
Interest cost on projected benefit obligation(2)	4,338	3,911	8,675	7,822
Expected return on plan assets(2)	(12,032)	(12,334)	(24,064)	(24,668)
Net amortization and deferrals(2)	2,972	3,988	5,943	7,977
Net periodic benefit (income) cost	(252)	1,175	(507)	2,351
Defined contribution and other retirement plans(1)	1,706	1,616	3,258	2,913
Total expense	$1,454	$2,791	$2,751	$5,264
_______________________

(1)	Included as a component of Operating Profit.

(2)	Included as a component of Other Income (Expense), net.
The Company expects to contribute a total of approximately $4.1 million to its U.S. pension plans and a total of $17.1 million to its Non-U.S. Plans during 2018. During the six months ended June 30, 2018, no contributions were made to the qualified U.S. pension plans, $7.8 million of contributions were made to the non-U.S. pension plans, and $2.2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Service cost for benefits earned	$196	$221	$391	$442
Interest cost on projected benefit obligation	654	588	1,308	1,176
Net amortization and deferrals	(1,189)	(1,046)	(2,378)	(2,092)
Total postretirement benefit income	$(339)	$(237)	$(679)	$(474)
The components of net periodic benefit (income) other than the service cost component are included in Other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income. Beginning in 2018, under the revised FASB guidance adopted in the first quarter of 2018, only the service cost component of net periodic benefit (income) cost is a component of operating profit in the Consolidated Statements of Income and Comprehensive Income and the other components of net periodic benefit cost are now included in Other (income), net. As a result of this change, Other income increased by approximately $6.7 million and $7.4 million in the three months ended June 30, 2018 and 2017, respectively, and by approximately $13.3 million and $14.9 million in the six months ended June 30, 2018 and 2017, respectively, compared to what the Other (income) expense, net would have been under the previous method. The retroactive $7.4 million reduction in operating profit for the three months ended June 30, 2017 was reflected as a $1.6 million increase in cost of goods sold, a $2.4 million increase in research and development expenses, and a $3.4 million increase in selling and administrative expenses. The retroactive $14.9 million reduction in operating profit for the six months ended June 30, 2017 was reflected as a $3.2 million increase in cost of goods sold, a $4.9 million increase in research and development expenses, and a $6.8 million increase in selling and administrative expenses.
The Company expects to contribute approximately $5.0 million to its postretirement benefits other than pension plans during 2018. In the six months ended June 30, 2018 $2.4 million of contributions were made.
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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2018.
The principal amounts and the estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018		December 31, 2017
(DOLLARS IN THOUSANDS)	Principal	Fair Value	Principal	Fair Value
Cash and cash equivalents(1)	$322,423	$322,423	$368,046	$368,046
Credit facilities and bank overdrafts(2)	115,078	115,078	7,993	7,993
Long-term debt:(3)
Senior notes - 2007	250,000	278,720	250,000	293,232
Senior notes - 2013	300,000	294,645	300,000	304,219
Euro Senior notes - 2016	577,700	599,111	594,400	627,782
Senior notes - 2017	500,000	452,689	500,000	525,906
_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.
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
During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of its net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in accumulated other comprehensive income (loss) ("AOCI") where they will remain until the net investments in the Company's European subsidiaries are divested. Four of these forward currency contracts matured during the six months ended June 30, 2018 and as of June 30, 2018, there were no remaining contracts outstanding.
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
During the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
The Company maintains various interest rate swap agreements that effectively convert the fixed rate on a portion of its long-term borrowings to a variable short-term rate based on the LIBOR plus an interest markup. These swaps are designated as fair value hedges. Amounts recognized in Interest expense were immaterial for the three and six months ended June 30, 2018 and 2017.
In the second quarter of 2018, the Company entered into a foreign currency contract and two interest rate swap agreements, which are contingent upon the closing of the Frutarom acquisition, for a total notional amount of $1.9 billion. As of June 30, 2018, the changes in fair value of the foreign currency contract resulted in an $11.0 million pre-tax gain included in Other income, net and the two interest rate swaps resulted in a $25.0 million pre-tax loss included in Interest expense in the accompanying Consolidated Statement of Income and Comprehensive Income.
The Company has previously entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The amount of gains and losses realized upon termination of these agreements is amortized over the life of the corresponding debt issuance.

The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	June 30, 2018	December 31, 2017
Non-Deal Contingent Swaps
Foreign currency contracts	$531,092	$896,947
Interest rate swaps	150,000	150,000
Deal Contingent Swaps
Foreign currency contract	1,000,000	—
Interest rate swaps	898,513	—
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$5,525	$17,172	$22,697
Derivative liabilities (b)
Foreign currency contract	250	5,901	6,151
Interest rate swaps	3,799	24,937	28,736
Total derivative liabilities	$4,049	$30,838	$34,887

	December 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,159	$3,978	$5,137
Derivative liabilities (b)
Foreign currency contracts	7,842	4,344	12,186
Interest rate swaps	1,369	—	1,369
Total derivative liabilities	$9,211	$4,344	$13,555
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended June 30,
	2018	2017
Foreign currency contracts	$4,685	$(3,054)	Other (income), net
Deal contingent swaps
Foreign currency contracts	10,979	—	Other (income), net
Interest rate swaps	(24,937)	—	Interest expense
	$(9,273)	$(3,054)

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Foreign currency contracts (1)	$1,070	$(13,181)	Other (income), net
Deal contingent swaps
Foreign currency contracts	10,979	—	Other (income), net
Interest rate swaps	(24,937)	—	Interest expense
	$(12,888)	$(13,181)
 _______________________

(1)	Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$10,241	$(6,328)	Cost of goods sold	$(2,330)	$1,789
Interest rate swaps (1)	216	(5,439)	Interest expense	(216)	(186)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	178	(2,082)	N/A	—	—
Euro Senior notes - 2016	28,682	(19,780)	N/A	—	—
Total	$39,317	$(33,629)		$(2,546)	$1,603

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$9,498	$(9,276)	Cost of goods sold	$(4,523)	$2,247
Interest rate swaps (1)	432	(4,243)	Interest expense	(432)	(357)

Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(518)	(3,128)	N/A	—	—
Euro Senior notes - 2016	12,705	(31,189)	N/A	—	—
Total	$22,117	$(47,836)		$(4,955)	$1,890
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges were not material during the three and six months ended June 30, 2018 and 2017.
The Company expects that approximately $2.4 million (net of tax) of derivative loss included in AOCI at June 30, 2018, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(70,461)	4,971	186	(65,304)
Amounts reclassified from AOCI	—	4,955	5,333	10,288
Net current period other comprehensive income (loss)	(70,461)	9,926	5,519	(55,016)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2018	$(367,877)	$(406)	$(324,215)	$(692,498)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	22,304		(11,629)	—	10,675
Amounts reclassified from AOCI	(12,214)	(a)	(1,890)	7,323	(6,781)
Net current period other comprehensive income (loss)	10,090		(13,519)	7,323	3,894
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2017	$(341,935)		$(5,915)	$(328,351)	$(676,201)
 _______________________
 (a) Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.
The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive Income:

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2018	2017
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$(5,169)	$2,568	Cost of goods sold
Interest rate swaps	(432)	(357)	Interest expense
Tax	646	(321)	Provision for income taxes
Total	$(4,955)	$1,890	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$3,543	$3,512	(a)
Actuarial losses	(10,206)	(12,982)	(a)
Tax	1,330	2,147	Provision for income taxes
Total	$(5,333)	$(7,323)	Total, net of income taxes
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
At June 30, 2018, we had total bank guarantees and standby letters of credit of approximately $49.4 million with various financial institutions. Included in the above aggregate amount is a total of $13.5 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2018.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $11.2 million as of June 30, 2018.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2018, we had available lines of credit of approximately $102.3 million with various financial institutions, in addition to the $1.0 billion of capacity under the Amended Credit Facility discussed in Note 6 of the Consolidated Financial Statements. There were no material amounts drawn down pursuant to these lines of credit as of June 30, 2018.
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
The net book value of the existing plant was approximately $71 million as of June 30, 2018.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2020. The Company received the first payment of $15 million in the fourth quarter of 2017. No additional amounts have been received since the fourth quarter of 2017.
The net book value of the current plant was approximately $23 million as of June 30, 2018. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the middle of 2020.
Total China Operations
The total net book value of all five plants in China (one of which is currently under construction) was approximately $161 million as of June 30, 2018.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $24.7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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

FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of June 30, 2018, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018. The remaining accrual of approximately $1.5 million represents management's best estimate of losses related to claims from other affected parties. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition.
Subsequent to the end of the second quarter of 2018, the Company finalized an agreement with the supplier of the effected product for reimbursement of $9.8 million, in full and final settlement from the supplier. The Company continues to pursue reimbursement of all or a portion of costs, once incurred, from other parties including its insurance company; however, the nature, timing and amount of any additional such reimbursement cannot be determined at this time.
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
Development of new flavors and fragrance compounds is driven by a variety of sources, including requests from our customers who are in need of a specific flavor or fragrance for use in a new or modified consumer product, or as a result of internal initiatives stemming from our consumer insights program. Our product development team works with our scientists and researchers to optimize the consumer appeal of the flavor or fragrance. It then becomes a collaborative process among our researchers, our product development team and our customers to perfect the flavor or fragrance so that it is ready to be included in the final consumer product.
On May 7, 2018, we entered into a definitive agreement and plan of merger to acquire Frutarom Industries Ltd. (“Frutarom”). Frutarom is a flavors, savory solutions and natural ingredients company with production and development centers on six continents, that is traded on the Tel Aviv and London Stock Exchanges. The transaction is targeted to close in the fourth quarter of 2018, has been unanimously approved by the Boards of Directors of both companies and by the Frutarom shareholders, and is subject to clearance by the relevant regulatory authorities and other customary closing conditions. The transaction was valued, based on our stock price as of May 7, 2018, at approximately $7.1 billion, including the assumption of approximately $681 million of Frutarom's net debt, which the Company intends to refinance or repay concurrent with the closing of the transaction. See Note 3 to the Consolidated Financial Statements for additional information on the pending transaction.
2018 Overview
Effective the first quarter of 2018, we adopted new accounting guidance related to revenue recognition and the presentation of pension costs. The revenue recognition guidance was adopted effective the first day of fiscal 2018 and prior period amounts were not revised to conform to the new guidance. The adoption of the new revenue guidance did not have a material impact on our results of operations. The guidance related to the presentation of pension costs was applied retroactively and prior period amounts have been adjusted to conform to the new guidance. As noted in Note 10 to the Consolidated Financial Statements, the net effect of the change was to decrease operating profit and increase Other income.
Net sales during the second quarter of 2018 increased 9% on a reported basis and 5% on a currency neutral basis (which excludes the effects of changes in currency) versus the 2017 period. Reported and currency neutral sales growth were driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances.
Exchange rate variations had a 400 bps favorable impact on net sales for the second quarter of 2018. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies, as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins decreased to 43.3% in the second quarter of 2018 from 44.3% in the 2017 period, driven primarily by unfavorable price versus input costs (including the impact of the BASF supply disruption) which was only partially offset by cost savings and productivity initiatives. Included in the second quarter of 2018 were $0.4 million of operational improvement costs compared to $6.1 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs included in the second quarter of 2017. Excluding these items, gross margin decreased 202 bps compared to the prior year period. We believe that, in 2018, we will continue to see higher costs of raw materials across a range of categories (including turpentine, citrus and petro-derived products). Raw material costs incurred by our Fragrance segment continue to be impacted by the BASF supply disruption (as discussed in our 2017 Form 10-K).
We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.

FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the second quarter of 2018 increased approximately 9% as compared to the 2017 period. We continued to benefit from our diverse portfolio of end-use product categories and geographies and achieved currency neutral growth in all four regions. Sales growth was driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances. Flavors achieved sales growth of 9% on a reported basis and 6% on a currency neutral basis. Fragrances achieved reported sales growth of 10% and currency neutral sales growth of 5%. Additionally, Fragrance Ingredients sales were up 16% on a reported basis and 10% on a currency neutral basis. Overall, our second quarter 2018 results continued to be driven by our strong emerging market presence that represented 47% of total sales and experienced 14% reported and 7% currency neutral growth in the second quarter 2018. From a geographic perspective, for the second quarter of 2018, North America ("NOAM"), Europe, Africa and the Middle East ("EAME"), Latin America ("LA") and Greater Asia ("GA") all delivered sales growth.
Operating profit
Operating profit increased $2.8 million to $154.5 million in the 2018 second quarter compared to $151.7 million in the comparable 2017 period while operating profit as a percentage of sales decreased to 16.8% in the 2018 second quarter compared to 18.0% in the comparable 2017 period. The second quarter of 2018 included $15.3 million of charges related to operational improvement initiatives, losses on sale of assets, the pending Frutarom acquisition related costs, restructuring and other charges, net and acquisition related costs as compared to $12.7 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net and restructuring and other charges, net which were partially offset by gains on sale of assets and a favorable tax assessment in the 2017 period. Excluding these charges, adjusted operating profit was $169.8 million for the second quarter of 2018, an increase from $156.1 million for the second quarter of 2017, principally driven by volume growth, the impact of foreign exchange, and cost and productivity initiatives which more than offset price to input costs (including the impact of the BASF supply chain disruption). Foreign currency had a 6% favorable impact on operating profit in the 2018 period compared to a 3% unfavorable impact on operating profit in the 2017 period. Operating profit as a percentage of sales, excluding the above charges, decreased from 18.5% for the second quarter of 2018 compared to 19.5% for the second quarter of 2017, principally driven by lower margins as a result of price to input costs (including the impact of the BASF supply chain disruption), partially offset by the impact of foreign exchange, cost and productivity initiatives and volume growth.
Interest Expense
Interest expense increased to $53.2 million in the second quarter of 2018 compared to $17.6 million in the 2017 period driven by $10.7 million of fees incurred in connection with the bridge loan commitment and $25.0 million mark-to-market adjustments on deal-contingent interest rate derivatives entered into in connection with the pending acquisition with Frutarom.
Other (income) expense, net
Other (income), net increased $12.6 million to $20.7 million of income in the second quarter of 2018 compared to $7.9 million of income in the second quarter of 2017. The year-over-year increase was primarily driven by an $11.0 million mark-to-market adjustment on a foreign currency derivative entered into in connection with the pending acquisition with Frutarom.
Net income
Net income decreased by $10.6 million quarter-over-quarter to $99.1 million for the second quarter of 2018 from $109.8 million in the 2017 period, reflecting a small increase in operating profit, an increase in Other (income) primarily driven by the impact of foreign currency (including a foreign currency derivative related to the pending Frutarom acquisition), and offset by a large increase in interest expense.
Cash flows
Cash flows provided by operations for the six months ended June 30, 2018 was $55.2 million or 3.0% of sales, compared to cash flows provided by operations of $57.9 million or 3.5% of sales for the six months ended June 30, 2017. The change in cash flows from operations in 2018 was principally driven by fees incurred in connection with the bridge loan commitment, higher working capital (principally related to inventories) and FDA mandated product recall costs, partially offset by the impact of the litigation settlement and pension contributions in 2017.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	Change	2018	2017	Change
Net sales	$920,016	$842,861	9%	$1,850,944	$1,671,154	11%
Cost of goods sold	521,299	469,877	11%	1,046,419	935,088	12%
Gross profit	398,717	372,984		804,525	736,066
Research and development (R&D) expenses	74,767	72,761	3%	153,244	144,887	6%
Selling and administrative (S&A) expenses	157,407	139,319	13%	300,051	283,023	6%
Amortization of acquisition-related intangibles	9,584	8,494	13%	18,769	15,561	21%
Restructuring and other charges, net	1,186	791	50%	1,903	10,934	(83)%
Losses (gains) on sales of fixed assets	1,264	(68)	(1,959)%	1,195	(89)	(1,443)%
Operating profit	154,509	151,687		329,363	281,750
Interest expense	53,246	17,556	203%	69,841	30,363	130%
Other (income), net	(20,655)	(7,909)	161%	(21,232)	(29,140)	(27)%
Income before taxes	121,918	142,040		280,754	280,527
Taxes on income	22,769	32,245	(29)%	52,190	54,968	(5)%
Net income	$99,149	$109,795	(10)%	$228,564	$225,559	1%
Diluted EPS	$1.25	$1.38	(9)%	$2.87	$2.84	1%
Gross margin	43.3%	44.3%	(91)	43.5%	44.0%	(58)
R&D as a percentage of sales	8.1%	8.6%	(51)	8.3%	8.7%	(39)
S&A as a percentage of sales	17.1%	16.5%	58	16.2%	16.9%	(73)
Operating margin	16.8%	18.0%	(120)	17.8%	16.9%	93
Adjusted operating margin (1)	18.5%	19.5%	(104)	19.0%	19.2%	(22)
Effective tax rate	18.7%	22.7%	(403)	18.6%	19.6%	(101)
Segment net sales
Flavors	$450,540	$414,323	9%	$899,559	$820,487	10%
Fragrances	469,476	428,538	10%	951,385	850,667	12%
Consolidated	$920,016	$842,861		$1,850,944	$1,671,154

(1)
Adjusted operating margin excludes $15.3 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets and costs related to the pending acquisition of Frutarom which were partially offset by acquisition related costs for the three months ended June 30, 2018, and excludes $12.7 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, restructuring and other charges, net and FDA mandated product recall which were partially offset by gains on sales of fixed assets and a favorable legal settlement for the three months ended June 30, 2017. For the six months ended June 30, 2018, adjusted operating margin excludes $21.5 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, gains on sale of assets, FDA mandated product recall and costs related to the pending acquisition of Frutarom which were partially offset by acquisition related costs, compared to the six months ended June 30, 2017 adjusted operating margin which excludes $38.7 million consisting of acquisition-related costs, costs associated with product recalls, tax assessment, legal charges, restructuring, integration-related and operational improvement initiative costs as well as gains on sales of fixed assets See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

SECOND QUARTER 2018 IN COMPARISON TO SECOND QUARTER 2017
Sales
Sales for the second quarter of 2018 totaled $920.0 million, an increase of 9% on a reported basis and 5% on a currency neutral basis as compared to the prior year quarter. Sales growth was driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances.
Flavors Business Unit
Flavors sales increased 9% on a reported basis and 6% on a currency neutral basis for the second quarter of 2018 compared to the second quarter of 2017. Sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs). Overall growth was driven by growth in all four Flavors regions and all end-use categories.
Fragrances Business Unit
Fragrances sales increased 10% on a reported basis and 5% on a currency neutral basis for the second quarter of 2018 compared to the second quarter of 2017. Sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were slightly offset by volume reductions on existing business. Overall growth was driven by double-digit growth in Fragrance Ingredients, and by broad based growth in all end-use categories.
Sales Performance by Region and Category

		% Change in Sales - Second Quarter 2018 vs. Second Quarter 2017
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	2%	4%	20%	7%	9%	8%
EAME	Reported	8%	15%	7%	11%	16%	13%
	Currency Neutral (1)	-2%	4%	-2%	1%	5%	2%
LA	Reported	8%	6%	6%	6%	5%	6%
	Currency Neutral (1)	10%	6%	5%	7%	8%	7%
GA	Reported	-5%	7%	39%	12%	5%	8%
	Currency Neutral (1)	-9%	5%	34%	9%	2%	5%
Total	Reported	7%	8%	16%	10%	9%	9%
	Currency Neutral (1)	1%	5%	10%	5%	6%	5%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2018 period.

•
NOAM Flavors sales growth primarily reflected double-digit growth in Dairy, high single-digit growth in Beverage, mid single-digit growth in Savory, and low single-digit growth in Sweet. Total Fragrances sales growth reflected double-digit gains in Toiletries, Hair Care and Fragrance Ingredients and low single-digit gains in Fine Fragrances and Fabric Care. These gains were partially offset by mid single-digit declines in Personal Wash and low single-digit declines in Home Care.

•
EAME Flavors sales experienced high single-digit gains in Dairy and Beverage, and mid single-digit growth in Sweet and Savory. Total Fragrances sales growth was driven mainly by double-digit growth in Hair Care, high single-digit gains in Toiletries and Personal Wash, and low single-digit gains in Fabric Care and Home Care. These gains were partially offset by low single-digit declines in Fine Fragrances and Fragrance Ingredients.

•
LA Flavors sales included double-digit gains in Savory and Dairy and mid single-digit gains in Beverage, which were partially offset by mid single-digit declines in Sweet. Total Fragrances sales growth reflected double-digit gains in Home Care, high single-digit gains in Fine Fragrances, Hair Care and Fabric Care, and mid single-digit gains in Fragrance Ingredients. These gains more than offset double-digit declines in Toiletries and mid single-digit declines in Personal Wash.

•
GA Flavors sales growth primarily reflected double-digit gains in Savory, high single-digit gains in Sweet, mid single-digit gains in Dairy, and low single-digit gains in Beverage. Total Fragrances sales growth was principally driven by double-digit gains in Toiletries, Home Care and Fragrance Ingredients, mid single-digit gains in Hair Care, and low single-digit gains Fabric Care and Personal Wash. These gains more than offset high single-digit declines in Fine Fragrances.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 100 bps to 56.7% in the second quarter of 2018 compared to 55.7% in the second quarter of 2017, principally driven by unfavorable price versus input costs (including the impact of the BASF supply chain disruption) and the impact of foreign exchange, which were only partially offset by cost savings and productivity initiatives.
Included in cost of goods sold was $0.4 million of operational improvement initiative costs in the second quarter of 2018, as compared to $6.1 million of acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs and $3.5 million related to an FDA mandated product recall in 2017.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 8.1% in the second quarter of 2018 versus 8.6% in the second quarter of 2017. The decrease in 2018 was principally driven by the effect of foreign currency, and, to a lesser extent, lower personnel costs.
Selling and Administrative (S&A) Expenses
S&A expenses increased $18.1 million to $157.4 million, or 17.1% as a percentage of sales, in the second quarter of 2018 compared to $139.3 million, or 16.5% as a percentage of sales, in the second quarter of 2017. The $18.1 million increase from the comparable quarter of the prior year was principally due to the effect of approximately $12.5 million of professional fees and services related to the pending acquisition of Frutarom. Included in 2018 was approximately $12.5 million of Frutarom acquisition related costs, and included in 2017 was approximately $2.2 million of expense related to legal charges and acquisition and integration-related costs. Excluding these costs, adjusted S&A expense increased by $7.8 million and was 15.8% of sales in 2018 compared to 16.3% of sales in 2017, principally due to the effect of foreign currency and increased personnel costs for new and existing employees.
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
We recorded $1.2 million and $3.1 million of charges related to personnel costs and lease termination costs during the three months ended June 30, 2018 and 2017, respectively, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018.
We made payments of $2.8 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of our global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $9.6 million in the second quarter of 2018 compared to $8.5 million in the second quarter of 2017. The increase was principally driven by the impact of the acquisitions of Fragrance Resources and PowderPure in 2017.
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

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Flavors	$109,605	$96,840
Fragrances	80,780	80,993
Global expenses	(20,572)	(13,488)
Operational Improvement Initiatives	(403)	(445)
Acquisition Related Costs	4	(6,278)
Integration Related Costs	(993)	(731)
Legal Charges/Credits, net	—	(1,000)
Tax Assessment	—	19
Restructuring and Other Charges, net	(193)	(791)
Losses (Gains) on Sale of Assets	(1,264)	68
FDA Mandated Product Recall	—	(3,500)
Frutarom Acquisition Related Costs	(12,455)	—
Operating profit	$154,509	$151,687
Profit margin:
Flavors	24.3%	23.4%
Fragrances	17.2%	18.9%
Consolidated	16.8%	18.0%

Flavors Segment Profit
Flavors segment profit increased $12.8 million to $109.6 million in the second quarter of 2018 (24.3% of segment sales) from $96.8 million (23.4% of sales) in the comparable 2017 period. The increase principally reflected new win performance and the impact of cost savings and productivity initiatives.
Fragrances Segment Profit
Fragrances segment profit decreased $0.2 million to $80.8 million in the second quarter of 2018 (17.2% of segment sales) from $81.0 million (18.9% of sales) in the comparable 2017 period. Segment profit included the impact of unfavorable price versus input costs primarily due to the impact of the BASF supply chain disruption, partially offset by higher volumes and the impact of cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2018, Global expenses were $20.6 million compared to $13.5 million during the second quarter of 2017. The increase was principally driven by lower gains from our currency hedging program.
Interest Expense
Interest expense increased to $53.2 million in the second quarter of 2018 compared to $17.6 million in the 2017 period driven by $10.7 million of fees incurred in connection with the bridge loan commitment and $25.0 million mark-to-market adjustment on two interest rate derivatives entered into in connection with the pending acquisition of Frutarom. Average cost of debt was 3.9% for the 2018 period compared to 4.6% for the 2017 period.
Other (Income) Expense, Net
Other (income) expense, net increased by approximately $12.6 million to $20.7 million in income in the second quarter of 2018 versus $7.9 million of income in the comparable 2017 period. The year-over-year increase was primarily driven by an $11.0 million mark-to-market adjustment on a foreign currency derivative entered into in connection with the pending acquisition of Frutarom.

Income Taxes
The effective tax rate for the three months ended June 30, 2018 was 18.7% compared with 22.7% for the three months ended June 30, 2017. The year-over-year decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation and the re-measurement of loss provisions, partially offset by the impact from U.S. tax reform and other items (including the impact of current year transaction costs and certain non-taxable gains on foreign currency in prior year). Excluding the $7.0 million tax benefit associated with the pre-tax restructuring, operational improvement initiatives, gain on sale of fixed assets and Frutarom acquisition related costs, the adjusted effective tax rate for three months ended June 30, 2018 was 18.4%. For the second quarter of 2017, the adjusted tax rate was 23.0% excluding the $3.3 million tax benefit associated with the pre-tax acquisition-related costs, costs associated with product recalls, legal charges, restructuring, integration-related and operational improvement initiative costs as partially offset by the tax charge associated with gains on sales of fixed assets. The year-over-year decrease was largely due to a more favorable mix of earnings, repatriation costs and the re-measurement of loss provisions, partially offset by the impact from U.S. tax reform.
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
FIRST SIX MONTHS 2018 IN COMPARISON TO FIRST SIX MONTHS 2017
Sales
Sales for the first six months of 2018 totaled $1.9 billion, an increase of 11% from the 2017 period. On a currency neutral basis sales increased 6%. Sales growth reflected new win performance (net of losses), price increases (principally due to increases in raw material input costs) and volume increases on existing business in Fragrances.
Flavors Business Unit
Flavors sales increased 10% on a reported basis and increased 6% on a currency neutral basis during the first six months of 2018 compared to the 2017 period. Sales growth reflected new win performance and price increases (principally due to increases in raw material input costs). Overall growth was primarily driven by high single-digit to double-digit growth in all four Flavors end-use categories and growth in all regions, led by EAME.
Fragrances Business Unit
Fragrances sales increased 12% on a reported basis and 6% on a currency neutral basis for the first six months of 2018 compared to the 2017 period. Sales growth reflected new win performance, price increases (principally due to increases in raw material input costs) and volume increases on existing business. Overall growth was primarily driven by double-digit growth in Fragrance Ingredients, and by broad based growth in all end-use categories.

Sales Performance by Region and Category

		% Change in Sales - First Six Months 2018 vs. First Six Months 2017
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	6%	8%	13%	9%	9%	9%
EAME	Reported	8%	17%	18%	14%	20%	16%
	Currency Neutral (1)	-3%	4%	7%	3%	8%	5%
LA	Reported	21%	4%	16%	9%	2%	6%
	Currency Neutral (1)	21%	4%	14%	9%	3%	7%
GA	Reported	-10%	8%	47%	13%	5%	9%
	Currency Neutral (1)	-13%	5%	41%	10%	2%	5%
Total	Reported	9%	10%	21%	12%	10%	11%
	Currency Neutral (1)	3%	5%	14%	6%	6%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth was led by double-digit growth in Dairy, high single-digit growth in Beverage, and mid single-digit growth in Savory and Sweet. Total Fragrances sales growth reflected double-digit gains in Toiletries, Hair Care and Fragrance Ingredients, high single-digit gains in Home Care and Fabric Wash, and mid single-digit gains in Fine Fragrances. These gains more than offset low single-digit declines in Personal Wash.

•
EAME Flavors sales experienced double-digit gains in Beverage and Dairy, high single-digit gains in Savory and low single-digit gains in Sweet. Total Fragrances sales growth was driven mainly by double-digit growth in Hair Care and Toiletries, high single-digit gains in Fragrance Ingredients, mid single-digit gains in Home Care and Personal Wash, and low single-digit gains in Fabric Care. These gains more than offset low single-digit declines in Fine Fragrances.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Dairy, which were partially offset by mid single-digit declines in Sweet. Total Fragrances sales growth reflected double-digit gains in Fine Fragrances and Fragrance Ingredients, high single-digit gains in Fabric Care, mid single-digit gains in Hair Care, and low single-digit gains in Home Care and Personal Wash. These gains more than offset low single-digit declines in Toiletries.

•
GA Flavors sales experienced high single-digit gains in Savory and Sweet and low single-digit gains in Dairy, which were partially offset by low single-digit declines in Beverage. Total Fragrances sales growth was driven by double-digit gains in Toiletries, Home Care and Fragrance Ingredients, mid single-digit gains in Fabric Care and low single-digit gains in Hair Care and Personal Wash, which more than offset double-digit declines in Fine Ingredients.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 50 bps to 56.5% in the first six months of 2018 compared to 56.0% in the 2017 period, principally driven by unfavorable price versus input costs and the effect of the BASF supply chain disruption, which were only partially offset by cost savings and productivity initiatives and manufacturing performance. Included in cost of goods sold were $21.5 million of acquisition-related amortization of inventory "step-up", operational improvement initiative and integration-related costs, restructuring charges, losses on sales of assets, FDA mandated product recall costs and Frutarom acquisition related costs in 2018 compared to $38.7 million of acquisition-related amortization of inventory "step-up", operational improvement initiative, integration and restructuring costs, legal charges, tax assessments, gain on sales of assets and FDA mandated product recall costs in 2017.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 8.3% in the first six months of 2018 versus 8.7% in the 2017 period. This decrease was primarily driven by the effect of foreign currency and lower personnel costs.

Selling and Administrative (S&A) Expenses
S&A expenses increased $17.0 million to $300.1 million or 16.2%, as a percentage of sales, in the first six months of 2018 compared to 16.9% in the 2017 period. The $17.0 million increase was principally due expenses of $12.5 million related to the pending acquisition of Frutarom. Excluding the $12.5 million included in 2018 and $2.2 million of legal charges, acquisition and integration-related costs, and legal charges in 2017, adjusted S&A expenses increased by $17.1 million and was 15.6% of sales in 2018 compared to 16.2% in 2017 principally due to the effect of foreign currency.
Restructuring and Other Charges
2017 Productivity Program
We recorded $22.5 million of charges related to personnel costs and lease termination costs through the second quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. We recorded $1.9 million and $13.2 million of charges related to personnel costs and lease termination costs during the six months ended June 30, 2018 and 2017, respectively.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $18.8 million in the first six months of 2018 compared to $15.6 million in the 2017 period. The increase was principally driven by the impact of the acquisitions of Fragrance Resources and PowderPure in 2017.
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

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Flavors	$221,169	$191,395
Fragrances	174,056	158,867
Global expenses	(44,398)	(29,781)
Operational Improvement Initiatives	(1,429)	(1,066)
Acquisition Related Costs	518	(15,066)
Integration Related Costs	(993)	(1,923)
Legal Charges/Credits, net	—	(1,000)
Tax Assessment	—	(5,331)
Restructuring and Other Charges, net	(910)	(10,934)
Losses (Gains) on Sale of Assets	(1,195)	89
FDA Mandated Product Recall	(5,000)	(3,500)
Frutarom Acquisition Related Costs	(12,455)	—
Operating profit	$329,363	$281,750
Profit margin:
Flavors	24.6%	23.3%
Fragrances	18.3%	18.7%
Consolidated	17.8%	16.9%
Flavors Segment Profit
Flavors segment profit increased to $221.2 million in the first six months of 2018, or 24.6% as a percentage of sales, compared to $191.4 million, or 23.3% as a percentage of sales, in the comparable 2017 period. The increase in segment profit principally reflected new win performance, the benefit of cost savings and productivity initiatives and the impact of foreign currency.

Fragrances Segment Profit
Fragrances segment profit increased to $174.1 million in the first six months of 2018, or 18.3% as a percentage of sales, compared to $158.9 million, or 18.7% as a percentage of sales, in the comparable 2017 period. Segment profit included the impact of unfavorable price versus input costs primarily due to the BASF supply chain disruption, partially offset by higher volumes and the impact of cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2018, Global expenses were $44.4 million compared to $29.8 million during the first six months of 2017. The increase was principally driven by lower benefits from our currency hedging program and higher incentive compensation expense.
Interest Expense
Interest expense increased to $69.8 million in the first six months of 2018 compared to $30.4 million in the 2017 period driven by $10.7 million of fees incurred in connection with the bridge loan commitment and $25.0 million mark-to-market adjustment on two interest rate derivatives entered into in connection with the pending acquisition of Frutarom. Average cost of debt was 3.9% for the 2018 period compared to 4.1% for the 2017 period.
Other (Income) Expense, Net
Other (income) expense, net decreased by approximately $7.9 million to $21.2 million of income in the first six months of 2018 versus $29.1 million of income in the comparable 2017 period. The year-over-year decrease was primarily driven by lower foreign exchange gains and the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.
Income Taxes
The effective tax rate for the six months ended June 30, 2018 was 18.6% compared with 19.6% for the six months ended June 30, 2017. The year-over-year decrease was largely due to more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions and the release of a State valuation allowance related to prior years, partially offset by the impact of U.S. tax reform and other items (including the impact of current year transaction costs and certain non-taxable gains on foreign currency in prior year. Excluding the $7,852 tax benefit associated with the pre-tax restructuring, operational improvement initiatives, losses on sales of fixed assets, FDA mandated product recall costs and Frutarom acquisition related costs, which were partially offset by the tax charge associated with acquisition-related costs and the impact of the U.S. tax reform, the adjusted effective tax rate for six months ended June 30, 2018 was 18.4%. For the six months of 2017, the adjusted tax rate was 21.8% excluding the $11,821 tax benefit associated with the pre-tax restructuring, acquisition-related, integration-related and operational improvement initiative costs as well as a tax assessment, favorable legal charges and FDA mandated product recall which were only partially offset by the tax charge associated with gains on sales of fixed assets. The year-over-year decrease was largely due to more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions and the release of a State valuation allowance related to prior years, partially offset by the impact of U.S. tax reform and other items.
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

During the six months ended June 30, 2018, we recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $322.4 million at June 30, 2018 compared to $368.0 million at December 31, 2017, of which $246.7 million of the balance at June 30, 2018 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
The Company regularly repatriates, in the form of dividends from its non-U.S. subsidiaries, a portion of its current year earnings to fund financial obligations in the U.S.
Cash Flows Provided By Operating Activities
Net cash provided by operating activities in the first six months of 2018 was $55.2 million compared to net cash provided by operating activities of $57.9 million in the first six months of 2017. The decrease in cash from operating activities for the first six months of 2018 compared to 2017 was principally driven by fees incurred in connection with the bridge loan commitment, higher working capital related to inventories and costs associated with an FDA mandated product recall, partially offset by the litigation settlement and pension contribution in 2017.
Working capital (current assets less current liabilities) totaled $1,327.2 million at June 30, 2018, compared to $1,127.8 million at December 31, 2017.
The Company sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $25.5 million for the six months ended June 30, 2018 compared to a decrease of approximately $4.7 million for the six months ended June 30, 2017. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first six months of 2018 used $69.5 million compared to $232.0 million in the prior year period. The decrease in cash used in investing activities principally reflected the acquisition of Fragrance Resources and PowderPure in 2017 for approximately $137.5 million (net of cash acquired) and $54.2 million (net of cash acquired), respectively. Additions to property, plant and equipment were $67.4 million during the first six months of 2018 compared to $46.2 million in the first six months of 2017. In light of our requirement to begin relocating our Fragrance facility in China and the ongoing construction of a new facility in India, we expect that capital spending in 2018 will be about 4.5-5% of sales (net of potential grants and other reimbursements from government authorities).
Cash Flows (Used In) Provided By Financing Activities
Cash used in financing activities in the first six months of 2018 decreased to $24.5 million compared to cash provided by financing activities of $343.6 million in the first six months of 2017, principally driven by $498.3 million of 2017 Senior Notes issued in the second quarter of 2017, partially offset by an increase utilization of our revolving credit facility during the second quarter of 2018 and a decrease in the repurchase of treasury stock following the suspension of our repurchase program on May 7, 2018.
At June 30, 2018, we had $1.7 billion of debt outstanding compared to $1.6 billion outstanding at December 31, 2017.
We paid dividends totaling $108.8 million in the 2018 period. We declared a cash dividend per share of $0.69 in the second quarter of 2018 that was paid on July 6, 2018 to all shareholders of record as of June 25, 2018.
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on January 1, 2018 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program. Based on the total remaining amount of $279.7 million available under the amended repurchase program, approximately 2.3 million shares, or 2.9% of shares outstanding (based on the market price and shares outstanding as of June 30, 2018) were remaining for repurchase under the program as of June 30, 2018. The purchases are authorized to be made from time to time on the open market or through private transactions as market and business conditions warrant, with the repurchased shares to be placed into treasury stock. On May 7, 2018, we announced plans to suspend share repurchases until our deleveraging target is met following our pending acquisition of Frutarom.
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt repayments. With the exception of the funding requirements for the Frutarom acquisition, we anticipate that cash flows from operations and availability under our existing credit facilities are sufficient to meet our investing and financing needs for at least the next eighteen months. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. We believe our existing cash balances are sufficient to meet our debt service requirements.
As discussed above and in Note 3 to the Consolidated Financial Statements, in connection with our pending acquisition of Frutarom, we intend to finance the cash portion of the transaction consideration through a combination of existing cash on hand, significant new debt and equity, which we expect to issue in the third quarter of 2018. We have secured a bridge facility and term loan facility commitment letters to finance the cash portion of the merger consideration in the event we have not completed our anticipated financing transactions prior to the consummation of the acquisition.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by the Company generally has terms of 90 days or less. As of June 30, 2018 and December 31, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding for the six months ended June 30, 2018 and 2017 was $85 million and $50 million, respectively.
We expect to contribute a total of approximately $4.1 million to its U.S. pension plans and a total of $17.1 million to our Non-U.S. Plans during 2018. During the six months ended June 30, 2018, no contributions were made to the qualified U.S. pension plans, $7.8 million of contributions were made to the non-U.S. pension plans, and $2.2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan. We also expect to contribute approximately $5.0 million to our postretirement benefits other than pension plans during 2018. During the six months ended June 30, 2018, $2.4 million of contributions were made to postretirement benefits other than pension plans.
As of June 30, 2018, we had $104.0 million outstanding under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $1.0 billion at June 30, 2018.
Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.5 to 1. Based on this ratio, at June 30, 2018 our covenant compliance provided overall borrowing capacity of $1,647 million.
At June 30, 2018, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2018, our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was 1.61 to 1, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2018
Net income	$298.6
Interest expense	104.8
Income taxes	238.7
Depreciation and amortization	127.2
Specified items (1)	72.2
Non-cash items (2)	30.0
Adjusted EBITDA	$871.5

(1)
Specified items for the 12 months ended June 30, 2018 of $72.2 million consisted of operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, FDA mandated product recall, UK pension settlement charges and Frutarom acquisition related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2018
Total debt	$1,723.7
Adjustments:
Deferred gain on interest rate swaps	1.6
Cash and cash equivalents	(322.4)
Net debt	$1,402.9
As discussed in Note 13 to the Consolidated Financial Statements, at June 30, 2018, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
New Accounting Standards
Please refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB issued 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606 Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue is recognized to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Balance Sheet. The new Revenue Standard became effective for annual reporting periods beginning after December 15, 2017, and we have adopted the new revenue standard using the modified retrospective approach on December 30, 2017, the first day of our 2018 fiscal year.
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
We recorded a net increase to retained earnings of $2.1 million as of the first day of its 2018 fiscal year due to the cumulative impact of adopting the Revenue Standard. In connection with the adjustment to retained earnings, we also recorded an increase of $4.4 million in contract assets (which are included in Prepaid expenses and other assets), a decrease of $1.7 million in inventory, and an increase in taxes payable of $0.6 million.
The impact to revenues, gross profit and net income for three months ended June 30, 2018 were reductions of $1.9 million, $1.2 million and $0.9 million, respectively, and for the six months ended June 30, 2018 were $2.5 million, $1.6 million and $1.2 million respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Form 10-Q, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales to U.S. dollars), (ii) adjusted gross margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs) and FDA mandated product recall, (iii) adjusted operating profit and adjusted operating margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall) and Frutarom acquisition related costs, (iv) adjusted selling and administrative expenses (which excludes acquisition related costs, integration related costs, legal charges/credits, net, tax assessment and Frutarom acquisition related costs) and (v) adjusted effective tax rate (which excludes operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, losses (gains) on sale of assets, CTA realization, FDA mandated product recall, U.S. tax reform and Frutarom acquisition related costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$398,717	$372,984
Operational Improvement Initiatives (a)	403	445
Acquisition Related Costs (b)	—	5,606
Integration Related Costs (c)	—	98
FDA Mandated Product Recall (g)	—	3,500
Adjusted (Non-GAAP)	$399,120	$382,633

Reconciliation of Selling and Administrative Expenses
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$157,407	$139,319
Acquisition Related Costs (b)	4	(672)
Integration Related Costs (c)	—	(542)
Legal Charges/Credits, net (d)	—	(1,000)
Tax Assessment (e)	—	19
Frutarom Acquisition Related Costs (h)	(12,455)	—
Adjusted (Non-GAAP)	$144,956	$137,124

Reconciliation of Operating Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$154,509	$151,687
Operational Improvement Initiatives (a)	403	445
Acquisition Related Costs (b)	(4)	6,278
Integration Related Costs (c)	993	731
Legal Charges/Credits, net (d)	—	1,000
Tax Assessment (e)	—	(19)
Restructuring and Other Charges, net (f)	193	791
Losses (Gains) on Sale of Assets	1,264	(68)
FDA Mandated Product Recall (g)	—	3,500
Frutarom Acquisition Related Costs (h)	12,455	—
Adjusted (Non-GAAP)	$169,813	$164,345

Reconciliation of Net Income
	Three Months Ended June 30,
	2018				2017
	Income before taxes	Taxes on income (i)	Net income	EPS (j)	Income before taxes	Taxes on income (i)	Net income	EPS
Reported (GAAP)	$121,918	$22,769	$99,149	$1.25	$142,040	$32,245	$109,795	$1.38
Operational Improvement Initiatives (a)	403	142	261	—	445	111	334	—
Acquisition Related Costs (b)	(4)	(1)	(3)	—	6,278	1,472	4,806	0.06
Integration Related Costs (c)	993	—	993	0.01	731	243	488	0.01
Legal Charges/Credits, net (d)	—	—	—	—	1,000	354	646	0.01
Tax Assessment (e)	—	—	—	—	(19)	(7)	(12)	—
Restructuring and Other Charges, net (f)	193	46	147	—	791	(75)	866	0.01
Losses (Gains) on Sale of Assets	1,264	263	1,001	0.01	(68)	(22)	(46)	—
FDA Mandated Product Recall (g)	—	—	—	—	3,500	1,238	2,262	0.03
Frutarom Acquisition Related Costs (h)	36,989	6,543	30,446	0.38	—	—	—	—
Adjusted (Non-GAAP)	$161,756	$29,762	$131,994	$1.66	$154,698	$35,559	$119,139	$1.50

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in cost of goods sold and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	For 2018, represents costs related to the integration of David Michael. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)	Represents severance costs related to the 2017 Productivity Program.
(g)	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
(h)
Represents transaction-related costs and expenses related to the pending acquisition of Frutarom. Amount includes $10.6 million of bridge loan commitment fees included in Interest expense, $25.0 million mark-to-market loss adjustment on an interest rate derivative and an $11.0 million mark-to-market gain adjustment on a foreign currency derivative, and $12.5 million of transaction costs included in administrative expenses.

(i)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For second quarter of 2018, certain non-GAAP adjustments were subject to valuation allowances and therefore was calculated at 0%.

(j)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$804,525	$736,066
Operational Improvement Initiatives (a)	856	1,066
Acquisition Related Costs (b)	—	10,907
Integration Related Costs (c)	—	186
FDA Mandated Product Recall (h)	5,000	3,500
Adjusted (Non-GAAP)	$810,381	$751,725

Reconciliation of Selling and Administrative Expenses
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$300,051	$283,023
Acquisition Related Costs (b)	518	(4,159)
Integration Related Costs (c)	—	(1,485)
Legal Charges/Credits, net (d)	—	(1,000)
Tax Assessment (e)	—	(5,331)
Frutarom Acquisition Related Costs (j)	(12,455)	—
Adjusted (Non-GAAP)	$288,114	$271,048

Reconciliation of Operating Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$329,363	$281,750
Operational Improvement Initiatives (a)	1,429	1,066
Acquisition Related Costs (b)	(518)	15,066
Integration Related Costs (c)	993	1,923
Legal Charges/Credits, net (d)	—	1,000
Tax Assessment (e)	—	5,331
Restructuring and Other Charges, net (f)	910	10,934
Losses (Gains) on Sale of Assets	1,195	(89)
FDA Mandated Product Recall (h)	5,000	3,500
Frutarom Acquisition Related Costs (j)	12,455	—
Adjusted (Non-GAAP)	$350,827	$320,481

Reconciliation of Net Income
	Six Months Ended June 30,
	2018				2017
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (k)	Net income	EPS	Income before taxes	Taxes on income (k)	Net income	EPS (l)
Reported (GAAP)	$280,754	$52,190	$228,564	$2.87	$280,527	$54,968	$225,559	$2.84
Operational Improvement Initiatives (a)	1,429	436	993	0.01	1,066	266	800	0.01
Acquisition Related Costs (b)	(518)	(135)	(383)	—	15,066	4,610	10,456	0.13
Integration Related Costs (c)	993	—	993	0.01	1,922	605	1,317	0.02
Legal Charges/Credits, net (d)	—	—	—	—	1,000	354	646	0.01
Tax Assessment (e)	—	—	—	—	5,331	1,885	3,446	0.04
Restructuring and Other Charges, net (f)	910	215	695	0.01	10,934	2,892	8,042	0.1
Losses (Gains) on Sale of Assets	1,195	246	949	0.01	(89)	(29)	(60)	—
CTA Realization (g)	—	—	—	—	(12,214)	—	(12,214)	(0.15)
FDA Mandated Product Recall (h)	5,000	1,196	3,804	0.05	3,500	1,238	2,262	0.03
U.S. Tax Reform (i)	—	(649)	649	0.01	—	—	—	—
Frutarom Acquisition Related Costs (j)	36,989	6,543	30,446	0.38	—	—	—	—
Adjusted (Non-GAAP)	$326,752	$60,042	$266,710	$3.35	$307,043	$66,789	$240,254	$3.02

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
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

(c)	For 2018, represents costs related to the integration of David Michael. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)	Represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(g)	Represents the release of CTA related to the liquidation of a foreign entity.
(h)	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
(i)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(j)
Represents transaction-related costs and expenses related to the pending acquisition of Frutarom. Amount includes $10.6 million of bridge loan commitment fees included in Interest expense, $25.0 million mark-to-market loss adjustment on an interest rate derivative and an $11.0 million mark-to-market gain adjustment on a foreign currency derivative, and $12.5 million of transaction costs included in administrative expenses.

(k)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For second quarter of 2018, certain non-GAAP adjustments were subject to valuation allowances and therefore was calculated at 0%.

(l)	The sum of these items does not foot due to rounding.

B. Foreign Currency Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Profit:
% Change - Reported (GAAP)	1.9%	(5.8)%	16.9%	(14.0)%
Items impacting comparability (1)	1.5%	7.2%	(7.4)%	12.4%
% Change - Adjusted (Non-GAAP)	3.3%	1.4%	9.5%	(1.6)%
Currency Impact	(5.7)%	2.5%	(4.8)%	3.9%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	(2.4)%	3.9%	4.7%	2.3%
_______________________
(1) Includes items impacting comparability of $15.3 million and $12.7 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $21.5 million and $38.7 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
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
C. Acquisition Related Intangible Asset Amortization
The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
PowderPure	$690	$586	$1,379	$586
Fragrance Resources	1,969	1,527	3,928	2,784
David Michael	1,131	1,135	2,261	1,730
Lucas Meyer	2,363	1,891	4,336	3,750
Ottens Flavors	1,571	1,571	3,142	3,142
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the consummation of the pending acquisition of Frutarom, (ii) the timing and amount of planned debt and equity financings to fund the acquisition consideration to be paid in the Frutarom acquisition, (iii) expected increases in raw material costs in 2018, (iii) the impact of operational performance, cost reduction efforts and mix enhancement on margin improvement, (iv) estimates of provisional tax charges related to the Tax Act and the impact on our effective tax rate for 2018; and (v) the amount of expected pension contributions in 2018. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•
the inability to obtain required regulatory approvals for the pending Frutarom acquisition, the timing of obtaining such approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the acquisition;

•	the risk that a condition to closing of the Frutarom acquisition may not be satisfied on a timely basis or at all;

•	the failure of the pending Frutarom transaction to close for any other reason;

•	uncertainties as to access to available financing (including financing for the acquisition or refinancing of our debt or Frutarom debt) on a timely basis and on reasonable terms;

•	the impact of our proposed financings on liquidity and flexibility to respond to other business opportunities;

•	unexpected costs, liabilities, charges or expenses resulting from the pending Frutarom acquisition;

•	adverse effects on our stock price resulting from the pending Frutarom acquisition;

•	our ability to retain key personnel;

•	potential adverse reactions, changes to business relationships or competitive responses resulting from the pending Frutarom acquisition;

•	our ability to effectively compete in our market, and to successfully develop new products that appeal to our customers and consumers;

•	our ability to provide our customers with innovative, cost-effective products;

•	the impact of a disruption in our manufacturing operations, our supply chain or our relationship with our suppliers;

•	the impact of the BASF supply chain disruption on the supply and price of a key ingredient in 2018;

•	the impact of the recently-enacted Tax Act on our effective tax rate in 2018 and beyond;

•	our ability to react in a timely manner to changes in the consumer products industry related to health and wellness;

•	our ability to benefit from our investments and expansion in emerging markets;

•	our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;

•	our ability to realize the expected cost savings and efficiencies from our profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	our ability to maintain the integrity of our raw materials, supply chain and finished goods, and comply with applicable regulations;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of changes in our tax rates, tax liabilities, the adoption of new United States or international tax legislation, or changes in existing tax laws; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2017 Form 10-K, Part II. Item 1A. Risk Factors of our Form 10-Q for the quarter ended March 31, 2018, and Part II. Item 1A., Risk Factors of this Form 10-Q for additional information regarding factors that could affect our results of operations, financial condition and cash flow.

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
The risks and uncertainties discussed below supplement the risks and uncertainties previously disclosed in Part I, Item 1A. of the 2017 Form 10-K and in Part II Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Risks Related to Our Pending Acquisition of Frutarom
If we are unable to complete our pending acquisition of Frutarom, in a timely manner or at all, our business and our stock price may be adversely affected.
Our and Frutarom’s obligations to consummate the pending acquisition of Frutarom are subject to the satisfaction or waiver of customary conditions, including (i) the expiration or early termination of the waiting period applicable to the consummation of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory clearance under certain foreign antitrust laws, including the European Union; (ii) receipt of all governmental and stock exchange approvals necessary for the issuance of shares as contemplated by the merger agreement, (iii) the absence of any order, or the enactment of any law, prohibiting the pending acquisition; (iv) subject to certain exceptions, the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement; and (v) the absence of any material adverse effect on Frutarom or our company since the date of the merger agreement. The required satisfaction of the closing conditions could delay the completion of the pending acquisition for a significant period of time or prevent it from occurring. Any delay in completing the pending acquisition of Frutarom could cause us not to realize some or all of the benefits that we expect to achieve following the pending acquisition. Furthermore, our ability to access the bridge financing facility is subject to customary conditions. As many of these conditions are outside of our control, we cannot assure you if the conditions to the completion of the pending acquisition of Frutarom and the associated financings will be satisfied in a timely manner or at all which may affect when and whether the pending acquisition of Frutarom will occur.
If the pending acquisition of Frutarom is not completed or is delayed, our share price could fall to the extent that our current price reflects an assumption that the pending acquisition will be completed on the expected time line. Furthermore, if the pending acquisition is delayed or is not completed and the merger agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•
we have incurred and will continue to incur costs relating to the pending acquisition (including significant legal and financial advisory fees), and many of these costs are payable by us whether or not the acquisition is completed;

•
matters relating to the pending acquisition (including integration planning) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to our historical core businesses or other opportunities that may have been beneficial to us;

•	we may be subject to legal proceedings related to the pending acquisition;

•	the failure to consummate the pending acquisition may result in negative publicity and a negative impression of us in the investment community; and

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, suppliers and employees, may continue or intensify in the event the pending acquisition is delayed or is not completed.

We may not realize the benefits anticipated from the pending acquisition of Frutarom, which could adversely affect our stock price.
If completed, the pending acquisition of Frutarom, will be our largest acquisition to date. The anticipated benefits from the pending acquisition are, necessarily, based on projections and assumptions about the combined businesses of our company and Frutarom, which may not materialize as expected or which may prove to be inaccurate. Our ability to achieve the anticipated benefits will depend on our ability to successfully and efficiently integrate the business and operations of Frutarom with our business and achieve the expected synergies. We may encounter significant challenges with successfully integrating and recognizing the anticipated benefits of the pending acquisition, including the following:

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

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining Frutarom's business with our business;

•	limitations prior to the completion of the pending acquisition on the ability of management of our company and of Frutarom to conduct planning regarding the integration of the two companies;

•	the increased scale and complexity of our operations resulting from the pending acquisition;

•	retaining key employees, suppliers and other partners of our company and Frutarom;

•	retaining and efficiently managing Frutarom’s expanded and decentralized customer base;

•	obligations that we will have to counterparties of Frutarom that arise as a result of the change in control of Frutarom;

•	difficulties in anticipating and responding to actions that may be taken by competitors in response to the pending acquisition; and

•	the assumption of and exposure to unknown or contingent liabilities of Frutarom.
In addition, our anticipated benefits of the transaction with Frutarom contemplate significant cost-saving synergies. Consequently, even if we are able to successfully integrate the operations of Frutarom with ours, we may not realize the full benefits of the pending acquisition if we are unable to identify and implement the anticipated cost savings or if the actions taken to implement such cost-savings have unintended consequences on our other business operations.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the scale of Frutarom, then we may not achieve the anticipated benefits of the pending acquisition of Frutarom, we could incur unanticipated expenses and charges and our operating results and the value of our common stock could be materially and adversely affected.
Uncertainty about the pending acquisition of Frutarom may adversely affect our relationships with our customers and employees, which could negatively affect our business, whether or not the pending acquisition is completed.
The announcement of the pending acquisition of Frutarom may cause uncertainties in our relationships with our customers which could impair our ability to or expand our historical customer sales growth. Furthermore, uncertainties about the pending acquisition may cause our current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key employees which could affect our business.
The pending acquisition of Frutarom may result in significant charges or other liabilities that could adversely affect the financial results of the combined company.
Our financial results following the acquisition may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with our integration of the business and operations of Frutarom. Furthermore, as a result of the transaction we will record a significant amount of goodwill and other intangible assets on our consolidated financial statements, which could be subject to impairment based upon future adverse changes in our business or prospects including our inability to recognize the benefits anticipated by the pending acquisition.
In addition, upon the completion of the pending acquisition, we will be liable for some or all of Frutarom's liabilities, including unknown and contingent liabilities that Frutarom assumed in connection with their prior acquisitions, that we may have failed to or been unable to identify in the course of performing due diligence. A significant component of Frutarom’s growth in recent years has come through acquisitions, as they have completed 47 acquisitions since 2011, including 22 since the beginning of 2016. Our ability to accurately identify and assess the magnitude of the liabilities assumed by Frutarom in these acquisitions may be limited by, among other things, the information available to us and Frutarom and the limited operating experience that Frutarom has with these acquired entities. Furthermore, Frutarom has additional future obligations regarding certain of these acquisitions, including outstanding earn-out obligations and put options requiring Frutarom to purchase additional shares in the acquired companies. If we are not able to completely assess the scope of these liabilities or if these liabilities are neither probable nor estimable at this time, our future financial results could be adversely affected by unanticipated reserves or charges, unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition. The price of our common stock following the pending acquisition could decline to the extent the combined company’s financial results are materially affected by any of these events.
The regulatory approvals required in connection with the pending acquisition of Frutarom may not be obtained or may contain materially burdensome conditions.
Completion of the pending acquisition of Frutarom is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the pending acquisition are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the pending acquisition or reducing the anticipated benefits of the pending acquisition. If we agree to any material conditions in order to obtain any approvals required to complete the pending acquisition, the business and results of operations of the combined company may be adversely affected.
The use of cash and incurrence of significant indebtedness in connection with the financing of the pending acquisition of Frutarom may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Our pending acquisition of Frutarom will be financed in part by the use of our cash on hand, the incurrence of a significant amount of indebtedness and issuances of equity. As of June 30, 2018, we had approximately $322.4 million of cash and cash equivalents and approximately $1.7 billion of total debt outstanding. In connection with the pending acquisition, we expect to incur significant new debt. The proceeds from the new debt are expected to be used to pay part of the purchase price, refinance existing debt of both our company and Frutarom and pay transaction related fees and expenses. If we are unable to raise financing on acceptable terms, we may need to rely on our bridge loan facility, which may result in higher borrowing costs and a shorter maturity than those from other anticipated financing alternatives. The use of cash on hand and indebtedness to finance the pending acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. The increased indebtedness may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions.
The issuance of shares of our common stock to Frutarom shareholders in connection with the pending acquisition of Frutarom and to finance part of the cash consideration for the pending acquisition, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.
Our pending acquisition of Frutarom will be financed in part by the issuance of shares of our common stock to shareholders of Frutarom, comprising approximately 18.9% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock on May 4, 2018 and Frutarom’s estimated fully diluted shares of common stock outstanding on March 31, 2018. In addition, we expect to issue approximately $2.2 billion in equity to raise part of the cash consideration for the pending acquisition of Frutarom. These issuances of additional shares of our common stock will dilute our existing shareholders ownership interest in our company, and will result in our existing shareholders having a reduced ownership and voting interest in our company following the completion of these transactions.
We may be subject to litigation in connection with the pending acquisition of Frutarom.
Lawsuits may be filed against us, Frutarom, our respective subsidiaries, or our respective directors or executive officers in connection with the pending acquisition and the related transactions. In addition, if the pending acquisition is completed, lawsuits may be filed against the combined company following the pending acquisition. If any such lawsuit is filed, it could result in a reduction in our current stock price and our stock price following the pending acquisition, substantial costs and diversion of management’s attention and resources, which could adversely affect our business, financial condition or results of operations, whether or not a settlement or other resolution is achieved.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities.
The following table reflects purchases made by, or on behalf of, the Company, of shares of the Company’s common stock, reported based on the trade date, during the three months ended June 30, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
April 1 - 30, 2018	27,211	$138.87	27,211	$280,385,836
May 1 - 31, 2018	5,103	141.02	5,103	279,666,206
June 1 - 30, 2018	—	—	—	279,666,206
Total	32,314	$139.21	32,314	$279,666,206
 _______________________

(1)
Shares were repurchased pursuant to the Company’s share repurchase program. Authorization of the repurchase program may be modified, suspended, or discontinued at any time. On May 7, 2018, we announced plans to suspend share repurchases until our deleveraging target is met following our pending acquisition of Frutarom.

ITEM 6. EXHIBITS.

2.1
Agreement and Plan of Merger, dated May 7, 2018, by and among the Registrant, Frutarom Industries Ltd. and Icon Newco Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018. *

3(ii)	Bylaws of International Flavors & Fragrances Inc., effective as of May 3, 2018, incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 3, 2018.
10.1
Voting Agreement, dated as of May 7, 2018, by and among the Registrant and the shareholders of Frutarom Industries Ltd. listed on the signature page thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018.

10.2
Amendment No. 1 to Credit Agreement, dated as of May 21, 2018, among the Registrant, International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and International Flavors & Fragrances (Greater Asia) PTE. Ltd., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2018.

10.3
Amendment No. 2 to Credit Agreement, dated as of June 6, 2018, among the Registrant, International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and International Flavors & Fragrances (Greater Asia) PTE. Ltd., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.

10.4
Amendment No. 3 to Credit Agreement, dated as of July 13, 2018, among the Registrant, International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and International Flavors & Fragrances (Greater Asia) PTE. Ltd., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent.

10.5
Term Loan Credit Agreement, dated as of June 6, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.

10.6	Amendment No 1 to Credit Agreement, dated as of July 13, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent.
12	Statement re: Computation of Ratios.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2018	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 7, 2018	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer