Form 10-Q
period 2018-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2018-11-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
Number of shares outstanding as of October 23, 2018: 106,619,224

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$5,274,459	$368,046
Trade receivables (net of allowances of $13,762 and $13,392, respectively)	701,111	663,663
Inventories: Raw materials	372,606	326,140
Work in process	26,297	16,431
Finished goods	320,605	306,877
Total Inventories	719,508	649,448
Prepaid expenses and other current assets	251,749	215,387
Total Current Assets	6,946,827	1,896,544
Property, plant and equipment, at cost	2,124,886	2,090,755
Accumulated depreciation	(1,250,069)	(1,210,175)
	874,817	880,580
Goodwill	1,152,864	1,156,288
Other intangible assets, net	385,575	415,787
Deferred income taxes	87,481	99,777
Other assets	167,978	149,950
Total Assets	$9,615,542	$4,598,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short term borrowings	$45,985	$6,966
Accounts payable	312,236	338,188
Accrued payroll and bonus	75,970	88,361
Dividends payable	66,901	54,420
Other current liabilities	257,364	280,833
Total Current Liabilities	758,456	768,768
Long-term debt	4,331,242	1,632,186
Deferred gains	33,867	37,344
Retirement liabilities	218,696	228,936
Other liabilities	235,332	242,398
Total Other Liabilities	4,819,137	2,140,864
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 and 115,858,190 shares issued as of September 30, 2018 and December 31, 2017, respectively; and 91,717,377 and 78,947,381 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	16,066	14,470
Capital in excess of par value	2,441,530	162,827
Retained earnings	4,021,172	3,870,621
Accumulated other comprehensive loss	(715,105)	(637,482)
Treasury stock, at cost (36,808,760 and 36,910,809 shares as of September 30, 2018 and December 31, 2017, respectively)	(1,731,849)	(1,726,234)
Total Shareholders’ Equity	4,031,814	1,684,202
Noncontrolling interest	6,135	5,092
Total Shareholders’ Equity including noncontrolling interest	4,037,949	1,689,294
Total Liabilities and Shareholders’ Equity	$9,615,542	$4,598,926

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	2018	2017
Net sales	$907,548	$872,940	$2,758,492	$2,544,094
Cost of goods sold	506,882	492,542	1,553,300	1,427,630
Gross profit	400,666	380,398	1,205,192	1,116,464
Research and development expenses	75,302	73,762	228,545	218,649
Selling and administrative expenses	157,796	145,652	457,847	428,675
Amortization of acquisition-related intangibles	9,003	8,766	27,772	24,327
Restructuring and other charges, net	927	3,249	2,830	14,183
Gains on sales of fixed assets	(1,630)	(31)	(435)	(120)
Operating profit	159,268	149,000	488,633	430,750
Interest expense	23,914	19,221	93,755	49,584
Loss on extinguishment of debt	38,810	—	38,810	—
Other income, net	(4,158)	(11,547)	(25,389)	(40,687)
Income before taxes	100,702	141,326	381,457	421,853
Taxes on income	4,986	31,065	57,176	86,033
Net income	95,716	110,261	324,281	335,820
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(27,587)	19,719	(98,048)	29,809
Gains (losses) on derivatives qualifying as hedges	2,421	(4,014)	12,347	(17,533)
Pension and postretirement net liability	2,559	3,845	8,078	11,168
Other comprehensive (loss) income	(22,607)	19,550	(77,623)	23,444
Total comprehensive income	$73,109	$129,811	$246,658	$359,264

Net income per share - basic	$1.18	$1.39	$4.06	$4.24
Net income per share - diluted	$1.17	$1.39	$4.04	$4.22
Average number of shares outstanding - basic	81,263	79,063	79,783	79,072
Average number of shares outstanding - diluted	81,647	79,362	80,115	79,353

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Cash flows from operating activities:
Net income	$324,281	$335,820
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	95,994	85,446
Deferred income taxes	20,623	(3,439)
Gains on sale of assets	(435)	(120)
Stock-based compensation	22,041	20,149
Pension contributions	(15,983)	(36,870)
Loss on extinguishment of debt	38,810	—
Gain on deal contingent derivatives	(12,505)	—
Litigation settlement	—	(56,000)
Product recall claim settlement, net of insurance proceeds received	(3,090)	—
Foreign currency gain on liquidation of entity	—	(12,214)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(93,198)	(94,945)
Inventories	(92,705)	6,211
Accounts payable	(17,198)	(20,560)
Accruals for incentive compensation	(10,753)	2,907
Other current payables and accrued expenses	386	9,423
Other assets	(61,597)	3,824
Other liabilities	7,287	(40,143)
Net cash provided by operating activities	201,958	199,489
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(22)	(191,304)
Additions to property, plant and equipment	(102,421)	(77,318)
Proceeds from life insurance contracts	1,837	1,941
Maturity of net investment hedges	(2,642)	2,226
Proceeds from disposal of assets	961	1,275
Net cash used in investing activities	(102,287)	(263,180)
Cash flows from financing activities:
Cash dividends paid to shareholders	(163,318)	(151,678)
Increase in revolving credit facility and short term borrowings	112,483	35,998
Deferred financing costs	(21,944)	(5,373)
Repayments on debt	(288,810)	(250,000)
Proceeds from issuance of long-term debt	2,926,414	498,250
Proceeds from sales of equity securities, net of issuance costs	2,268,965	—
Gain (loss) on pre-issuance hedges	12,505	(5,310)
Proceeds from issuance of stock in connection with stock options	—	329
Employee withholding taxes paid	(9,725)	(11,509)
Purchase of treasury stock	(15,475)	(53,211)
Net cash provided by financing activities	4,821,095	57,496
Effect of exchange rate changes on cash and cash equivalents	(14,353)	(1,795)
Net change in cash and cash equivalents	4,906,413	(7,990)
Cash and cash equivalents at beginning of year	368,046	323,992
Cash and cash equivalents at end of period	$5,274,459	$316,002
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$91,874	$48,485
Income taxes paid	$86,672	$77,356
Accrued capital expenditures	$18,247	$13,054

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2018 and 2017 quarters, the actual closing dates were September 28 and September 29, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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
Adoption of Highly Inflationary Accounting in Argentina
U.S. GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of July 1, 2018. As a result, the Company has elected to adopt highly inflationary accounting as of the beginning of the third quarter of 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the subsidiary in Argentina became the U.S. dollar, and its results for the third quarter have been recorded on that basis. The net effect of the adoption of the U.S. dollar as the functional currency did not result in a material change to the Company's Consolidated Balance Sheet or the Consolidated Statement of Income and Comprehensive Income. For the three months ended September 30, 2018, the Company's Argentina subsidiary represented less than 3% of the Company’s consolidated net sales and less than 1% of its consolidated total assets as of September 30, 2018.
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

During the nine months ended September 30, 2018, the Company recorded an additional benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform. These benefits were partially offset by an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $11.4 million for the nine months ended September 30, 2018 compared to an increase of approximately $12.1 million for the nine months ended September 30, 2017. The cost of participating in these programs was immaterial to our results in all periods.
Recent Accounting Pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-15, “Intangibles – Goodwill and Other – Internal – Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation – Retirement Benefits – Defined Benefit Plans", which modifies the disclosure requirements on company-sponsored defined benefit plans. The ASU is effective for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)", which modifies, removes and adds certain disclosure requirements on fair value measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In June 2018, the FASB issued ASU 2018-07, "Compensation – Stock Compensation (Topic 718)" intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. This guidance expands the scope of Topic 718, Compensation-Stock Compensation which currently only includes share-based payments to employees to include share-based payments issued to nonemployees for goods or services. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In February 2018, FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance may have on its Consolidated Financial Statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting" which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective for the current year. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective for 2018, and as required, has been applied on a full retrospective basis. The impact of the adoption of this standard on January 1, 2018 was a decrease in operating profit by approximately $8.7 million in the three months ended September 30, 2017 and by approximately $23.6 million in the nine months ended September 30, 2017, and corresponding increases in Other (income) expense, net as presented in the Company's Consolidated Statement of Income and Comprehensive Income for the respective periods. There was no impact to Net income or Net Income per share in either period. See Note 11 of the Consolidated Financial Statements for further details.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which requires changes to the classification of certain activities within the statement of cash flows. This guidance is effective for the current year, and the Company has determined that this adoption does not have an impact on its Consolidated Statement of Cash Flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements, but does not expect this guidance to have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", with subsequent amendments, which requires changes to the accounting for leases. The new guidance establishes a new lease accounting model that requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company expects to adopt this guidance effective December 29, 2018, the first day of the Company’s 2019 fiscal year, and that the adoption of this guidance will result in significant increases to assets and liabilities on its Consolidated Balance Sheet. The Company is still evaluating the impact of this guidance on its Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Cash Flows. The Company is evaluating the nature of its leases and has compiled a preliminary analysis of the type and location of its leases. The Company expects that the significant portion of its lease liabilities and right of use assets will relate to real estate, with additional lease and corresponding right of use assets in existence that relate to vehicles and machinery.
Adoption of ASC Topic 606, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", with subsequent amendments, that provides for a comprehensive model to be used in accounting for revenue arising from contracts with customers (ASC Topic 606, Revenue from Contracts with Customers) (the “Revenue Standard”). Under the Revenue Standard, revenue is recognized to reflect the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Companies have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated

Balance Sheet. The new Revenue Standard became effective for annual reporting periods beginning after December 15, 2017, and the Company has adopted the new revenue standard using the modified retrospective approach on December 30, 2017, the first day of the Company’s 2018 fiscal year.
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
The impact to revenues, gross profit and net income for the three months ended September 30, 2018 were reductions of $0.8 million, $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2018 were reductions of $3.3 million, $2.2 million and $1.6 million, respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by business unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2018	2017(a)
Flavor Compounds	$436,214	$409,800	$1,335,773	$1,230,286
Fragrance Compounds
Consumer Fragrances	286,078	280,018	840,532	786,412
Fine Fragrances	93,281	96,045	289,496	274,740
Fragrance Ingredients	91,975	87,077	292,691	252,656
Total revenues	$907,548	$872,940	$2,758,492	$2,544,094
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.

The following table presents our revenues disaggregated by region, based on the region of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2018	2017(a)
Europe, Africa and Middle East	$285,519	$276,713	$887,680	$793,590
Greater Asia	237,415	224,850	723,194	672,470
North America	248,661	233,083	738,857	682,438
Latin America	135,953	138,294	408,761	395,596
Total revenues	$907,548	$872,940	$2,758,492	$2,544,094
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
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
Contract Asset and Accounts Receivable
The following table reflects the balances in our contract assets and accounts receivable for the nine months ended September 30, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	September 30, 2018	At adoption
Receivables (included in Trade receivables)	$714,873	$677,055
Contract asset - Short term	1,126	4,449
NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2018	2017	2018	2017
Basic(1)	81,263	79,063	79,783	79,072
Effect of dilutive securities(2)	384	299	332	281
Diluted	81,647	79,362	80,115	79,353
_______________________

(1)
For the three and nine months ended September 30, 2018, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
On September 17, 2018, the Company issued and sold 12,667,947 shares of its common stock in an underwritten public offering for net proceeds of approximately $1.6 billion.
The Company declared a quarterly dividend to its shareholders of $0.73 and $0.69 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the Company declared a quarterly dividend to its shareholders of $2.11 and $1.97, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2018 and 2017.
As discussed in Note 6, the Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of approximately $799.0 million on September 17, 2018. For the periods outstanding, the SPC portion of the TEUs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares were assumed to be settled at a conversion factor based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock not to exceed 0.3720 shares per SPC.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of September 30, 2018 and 2017 was immaterial. Net income allocated to such PRSUs was $0.1 million for the three months ended September 30, 2018 and $0.2 million for the three months ended September 30, 2017, and $0.6 million for the nine months ended September 30, 2018 and $0.8 million for the nine months ended September 30, 2017.

NOTE 3.    ACQUISITIONS
Frutarom
On October 4, 2018, the Company completed its acquisition of Frutarom Industries Ltd. (“Frutarom”). IFF acquired 100% of the equity of Frutarom pursuant to a definitive agreement and plan of merger entered into on May 7, 2018. Frutarom is an Israeli company that, through its subsidiaries, develops, produces and markets flavors and fine ingredients used in manufacturing food, beverages, flavors and fragrances, pharma/nutraceuticals, cosmetics and personal care products, including natural products. The acquisition was made in order to strengthen IFFs customer base, its capabilities and geographic reach, and is expected to result in more exposure to end markets, including those with a focus on naturals and health and wellness.
The acquisition will be accounted for using the purchase method of accounting, and Frutarom's assets, liabilities and results of operations will be included in the Company’s financial statements from the acquisition date.
The Company completed the following financing transactions related to the acquisition:
On June 6, 2018, the Company entered into a term loan credit agreement to replace a portion of the bridge loan facility, reducing the amount of the bridge loan commitments by $350.0 million. The term loan credit agreement was funded on October 3, 2018. See Note 7 for further details.
On September 17, 2018, the Company issued and sold 12,667,947 shares of its common stock in an underwritten public offering for net proceeds of approximately $1.6 billion.
On September 17, 2018, the Company issued 16,500,000 TEUs in an underwritten public offering for net proceeds of approximately $799.0 million. See Note 6 for further details.
On September 17, 2018, the Company repaid the $250 million outstanding principal amount of the Senior notes - 2007, plus accrued and unpaid interest of $7.7 million and a make whole payment of $34.9 million. Additionally, the Company incurred a loss of $3.9 million on the termination of a fair value hedge. See Note 7 for further details.
On September 25, 2018, the Company issued €1.1 billion ($1.3 billion in USD) aggregate principal amount of senior unsecured notes for €1,092 million ($1,282 million in USD) net of underwriting discounts and offering costs (the "2018 Euro Senior Notes"). These notes were issued with stated interest rates ranging from 0.50% to 1.80%. These notes mature between September 25, 2021 and September 25, 2026. See Note 7 for further details.
On September 26, 2018, the Company issued $1.5 billion aggregate principal amount of senior unsecured notes for $1,483 million net underwriting discounts and offering costs (the "2018 USD Senior Notes"). These notes were issued with stated interest rates ranging from 3.40% to 5.00%. These notes mature between September 25, 2020 and September 26, 2048. See Note 7 for further details.
In May 2018, the Company entered into a bridge term loan credit facility. On September 26, 2018, upon completion of various equity and debt raising activities, the Company terminated the facility. See Note 7 for further details.
Under the terms of the merger agreement, for each issued and outstanding Frutarom ordinary share, Frutarom shareholders received $71.19 in cash and 0.2490 of a share of the Company's common stock. The transaction was valued, based on the Company's stock price as of October 4, 2018, at approximately $7.1 billion, including the assumption of approximately $797 million of Frutarom's net debt, which the Company repaid concurrent with the closing of the transaction.
Based on the exchange ratio of 0.2490 of a share of the Company’s common stock for each ordinary share of Frutarom issued and outstanding at closing, the number of shares of the Company’s common stock issued as a portion of the merger consideration was 14.9 million shares, which resulted in former Frutarom shareholders holding approximately 14.0% of the Company's outstanding common stock as of the closing on October 4, 2018.
Due to the limited time since the closing of the transaction, the Company has not yet completed a preliminary purchase price allocation. The purchase price allocation is expected to be completed during 2019.
During the nine months ended September 30, 2018, the Company incurred $38.8 million of deal related interest expense, a $12.5 million realized gain on a deal contingent foreign currency contract, $38.8 million related to the loss on extinguishment of the Senior notes - 2007, and $26.8 million in administrative expenses related to the Frutarom acquisition.

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

The Company recorded $23.4 million of charges related to personnel costs and lease termination costs through the third quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. The Company recorded $0.9 million and $3.2 million of charges related to personnel costs and lease termination costs during the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $14.2 million of charges related to personnel costs and lease termination costs during the nine months ended September 30, 2018 and 2017, respectively.
The Company made payments of $6.4 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Changes in restructuring liabilities during the nine months ended September 30, 2018, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2017	$7,539	$418	$7,957
Additional charges, net	2,830	—	2,830
Payments	(6,396)	—	(6,396)
Balance at September 30, 2018	$3,973	$418	$4,391
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2018 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2017	$1,156,288
Acquisitions	22
Foreign exchange	(3,446)
Balance at September 30, 2018	$1,152,864
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Asset Type
Customer relationships	$405,136	$407,636
Trade names & patents	38,492	38,771
Technological know-how	161,622	161,856
Other	24,776	24,814
Total carrying value	630,026	633,077
Accumulated Amortization
Customer relationships	(122,001)	(104,800)
Trade names & patents	(17,558)	(15,241)
Technological know-how	(83,633)	(76,766)
Other	(21,259)	(20,483)
Total accumulated amortization	(244,451)	(217,290)
Other intangible assets, net	$385,575	$415,787

Amortization
Amortization expense was $9,003 and $8,766 for the three months ended September 30, 2018 and 2017, respectively and $27,772 and $24,327 for the nine months ended September 30, 2018 and 2017, respectively. Annual amortization, excluding the impact of the Frutarom acquisition, is expected to be $36.2 million for the full year 2018, $34.8 million for the year 2019,

$34.1 million for the year 2020, $29.3 million for the year 2021, $25.2 million for the year 2022 and $25.1 million for the year 2023.
NOTE 6.    TANGIBLE EQUITY UNITS
On September 17, 2018, the Company issued and sold 16,500,000, 6.00% TEUs at $50 per unit and received proceeds of $799.0 million, net of discounts and issuance costs of $26.0 million. Each TEU is comprised of: (i) a prepaid stock purchase contract (“SPC”) to be settled by delivery of a specified number of shares of the Company's common stock, and (ii) a senior amortizing note (“Amortizing Note”), with an initial principal amount of $8.4529 and a final installment payment date of September 15, 2021. The Company will pay equal quarterly cash installments of $0.75 per Amortizing Note on March 15, June 15, September 15, and December 15 of each year, with the exception of the first installment payment of $0.7333 per Amortizing Note due on December 15, 2018. In the aggregate, the annual quarterly cash installments will be equivalent to 6.00% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal, computed at an annual rate of 3.79%. Each TEU may be separated by a holder into its constituent SPC and Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU after the initial issuance date, in accordance with the terms of the SPC. The TEUs are listed on the New York Stock Exchange under the symbol “IFFT”.
The proceeds from the issuance of the TEUs were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

(IN MILLIONS, EXCEPT FAIR VALUE PER TEU)	SPC	Amortizing Note	Total
Fair Value per TEU	$41.5	$8.5	$50.0

Gross Proceeds	$685.5	$139.5	$825.0
Less: Issuance costs	21.6	4.4	26.0
Net Proceeds	$663.9	$135.1	$799.0
The net proceeds of the SPCs were recorded as additional paid in capital, net of issuance costs. The net proceeds of the Amortizing Notes were recorded as debt, with deferred financing costs recorded as a reduction of the carrying amount of the debt in our unaudited consolidated balance sheet. Deferred financing costs related to the Amortizing Notes will be amortized through the maturity date using the effective interest rate method.
Unless settled early at the holder’s or the Company's election, each SPC will automatically settle on September 15, 2021 for a number of shares of common stock per SPC based on the 20 day volume-weighted average price (“VWAP”) of our common stock as follows:

VWAP of IFF Common Stock	Common Stock Issued
Equal to or greater than $159.54	0.3134 shares (minimum settlement rate)
Less than $159.54, but greater than $130.25	$50 divided by VWAP
Less than or equal to $130.25	0.3839 shares (maximum settlement rate)
At any time prior to the second scheduled trading day immediately preceding September 15, 2021, any holder of an SPC may settle any or all of its SPCs early, and the Company will deliver 0.3134 shares of its common stock for each SPC, subject to adjustment. Additionally, the SPCs may be redeemed in the event of a fundamental change as defined in the SPC.

NOTE 7.    DEBT
Debt consists of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate		September 30, 2018	December 31, 2017
Senior notes - 2007(1)(4)	6.40% - 6.82%		$—	$249,765
Senior notes - 2013(1)	3.30%		299,057	298,670
Euro Senior notes - 2016(1)	1.88%		583,049	589,848
Senior notes - 2017(1)	4.44%		493,046	492,819
2020 Notes(1)	3.73%		297,995	—
2021 Euro Notes(1)	0.78%		348,804	—
2026 Euro Notes(1)	1.93%		930,142	—
2028 Notes(1)	4.57%		395,940	—
2048 Notes(1)	5.12%		785,012	—
Amortizing Notes(1)	5.83%		133,096	—
Credit facility	LIBOR + 1.125%	(2)	105,653	—
Bank overdrafts and other			5,376	7,993
Deferred realized gains on interest rate swaps			57	57
			4,377,227	1,639,152
Less: Short term borrowings(3)			(45,985)	(6,966)
			$4,331,242	$1,632,186
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are immaterial.

(3)	Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.

(4)
In connection with the acquisition of Frutarom and associated financing, the Company repaid the outstanding $250 million of its Senior Notes - 2007 on September 17, 2018, including accrued and unpaid interest of $7.7 million and the associated make whole payment of $34.9 million. Additionally, the Company incurred a loss of $3.9 million on the termination of a fair value hedge which was recognized in earnings for the three and nine months ended September 30, 2018.

Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of September 30, 2018 and December 31, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. There was no issuances or repayments of commercial paper for the nine months ended September 30, 2018. The maximum amount of commercial paper outstanding for the nine months ended September 30, 2017 was $40 million.
Financing of the Acquisition of Frutarom
Bridge Loan Facility
In connection with entering into the merger agreement with Frutarom in May 2018, the Company entered into a debt commitment letter for up to a $5.45 billion 364-day unsecured bridge loan facility to the extent the Company has not received $5.45 billion of net cash proceeds (and/or qualified bank commitments) from a combination of (a) the issuance by the Company of a combination of equity securities, equity-linked securities and/or unsecured debt securities and/or (b) unsecured term loans, in each case, at or prior to completion of the acquisition. On May 21, 2018, the Company, Morgan Stanley Senior Funding, Inc. and certain other financial institutions entered into a bridge joinder agreement to the commitment letter to provide for additional bridge commitment parties. As a result of the Company's entering into the debt and equity financing as discussed in Note 3, the bridge loan facility was terminated on September 26, 2018. In connection with the bridge loan commitment, the Company incurred $28.8 million and $39.4 million of fees which are included in Interest expense in the

Consolidated Statement of Income and Comprehensive Income in the three and nine months ended September 30, 2018, respectively.
Term Facility
On June 6, 2018, the Company entered into a term loan credit agreement to replace a portion of the bridge loan facility, reducing the amount of the bridge loan commitments by $350 million. Under the term loan credit agreement, the lenders thereunder committed to provide, subject to certain conditions, a senior unsecured term loan facility (as amended, "Term Facility") in an original aggregate principal amount of up to $350.0 million, maturing three years after the funding date thereunder. The debt was funded on October 3, 2018.
The Term Facility bears interest, at the Company’s option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 2.00% or (y) a base rate plus an applicable margin varying from 0.00% to 1.00%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Loans under the Term Facility will amortize quarterly at a per annum rate of 10.0% of the aggregate principal amount of the loans made under the Term Facility on the funding date, commencing December 31, 2018, with the balance payable on October 3, 2021. The Company may voluntarily prepay the term loans without premium or penalty. The term loan credit agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.50x with step-downs over time.
Amended Credit Facility
On May 21, 2018, June 6, 2018 and July 13, 2018, the Company and certain of its subsidiaries amended and restated the Company’s existing amended and restated credit agreement with Citibank, N.A., as administrative agent (as amended, the “Amended Credit Facility”) in connection with the acquisition of Frutarom, to, among other things (i) extend the maturity date of the Amended Credit Facility until December 2, 2023, (ii) increase the maximum ratio of net debt to EBITDA on and after the closing date of the acquisition and (iii) increase the drawn down capacity to $1.0 billion, consisting of a $585 million tranche A revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with a sublimit of $25 million for swing line borrowings) (“Tranche A”) and a $415 million tranche B revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with sublimits of €50 million and $25 million for swing line borrowings) (“Tranche B” and, together with Tranche A, the “Revolving Facility”). The interest rate on the Revolving Facility will be, at the applicable borrower’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 1.75% or (y) a base rate plus an applicable margin varying from 0.00% to 0.750%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Other terms and covenants under the Amended Credit Facility remain substantially unchanged.
In connection with the Amended Credit Facility, the Company incurred $0.7 million of debt issuance costs. As of September 30, 2018, total availability under the Amended Credit Facility was $1.0 billion, with no outstanding borrowings.
Senior Unsecured Notes
On September 25, 2018 the Company issued €300 million aggregate principal amount of senior unsecured notes that mature on September 25, 2021 (the “2021 Euro Notes”). The 2021 Notes bear interest at a rate of 0.5% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2021 Notes, net of underwriting discounts and offering costs, were €297.7 million ($349.5 million in USD).
On September 25, 2018, the Company issued €800 million aggregate principal amount of senior unsecured notes that mature on September 25, 2026 (the “2026 Euro Notes”). The 2026 Notes bear interest at a rate of 1.8% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were €794.1 million ($932.2 million in USD).
On September 26, 2018, the Company issued $300 million aggregate principal amount of senior unsecured notes that mature on September 25, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.4% per year, payable semi-annually on March 25 and September 25 of each year, beginning March 25, 2019. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $298.9 million.
On September 26, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes that mature on September 26, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 4.45% per year, payable semi-

annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs, were $397.0 million.
On September 26, 2018, the Company issued $800 million aggregate principal amount of senior unsecured notes that mature on September 26, 2048 (the “2048 Notes” and collectively with the 2021 Euro Notes, 2026 Euro Notes, 2020 Notes, 2028 Notes, the "2018 Senior Unsecured Notes"). The 2048 Notes bear interest at a rate of 5.0% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2048 Notes, net of underwriting discounts and offering costs, were $787.2 million.
Tangible Equity Units - Senior Unsecured Amortizing Notes
On September 17, 2018, in connection with the issuance of the TEUs, the Company issued $139.5 million aggregate principal amount of Amortizing Notes. The Amortizing Notes mature on September 15, 2021. Each quarterly cash installment payment of $0.75 (or, in the case of the installment payment due on December 15, 2018, $0.73333) per Amortizing Note will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 3.79%. Interest will be calculated on the basis of a 360 day year consisting of twelve 30 day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the amortization schedule in the indenture governing the Amortizing Notes. See Note 6 for further information on the TEUs.
There are no covenants or provisions in the indenture related to the TEUs that would afford the holders of the amortizing notes protection in the event of a highly leveraged transaction, reorganization, restructuring, merger or similar transaction involving the Company that may adversely affect such holders. If a fundamental change occurs, or if the Company elects to settle the SPCs early, then the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes at a repurchase price equal to the principal amount of the Amortizing Notes as of the repurchase date plus accrued and unpaid interest. The indenture also contains customary events of default which would permit the holders of the Amortizing Notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely installment payments on the notes or other material indebtedness, failure to give notice of a fundamental change and specified events of bankruptcy and insolvency.
NOTE 8. INCOME TAXES
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
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations. During the third quarter of 2018, the Company recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform.
Uncertain Tax Positions
At September 30, 2018, the Company had $32.2 million of unrecognized tax benefits recorded in Other liabilities and $1.2 million in Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2018, the Company had accrued interest and penalties of $2.8 million classified in Other liabilities and $0.1 million in Other current liabilities.
As of September 30, 2018, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $36.3 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
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
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 14.
Effective Tax Rate
The effective tax rate for the three months ended September 30, 2018 was 5.0% compared with 22.0% for the three months ended September 30, 2017. The quarter-over-quarter decrease was largely due to the benefit recorded to reduce amounts accrued in connection with U.S. tax reform, lower cost of repatriation of earnings, the release of valuation allowances on certain State credits and a more favorable mix of earnings, and other items (including the impact of current year transaction costs).
The effective tax rate for the nine months ended September 30, 2018 was 15.0% compared with 20.4% for the nine months ended September 30, 2017. The year-over-year decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions, the release of State valuation allowances and the impact of U.S. tax reform, partially offset by other items (including the impact of certain non-taxable gains on foreign currency in the prior year).
NOTE 9.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Equity-based awards	$6,867	$7,256	$22,041	$20,149
Liability-based awards	1,545	1,396	1,942	4,447
Total stock-based compensation expense	8,412	8,652	23,983	24,596
Less: Tax benefit	(1,422)	(2,574)	(4,320)	(7,123)
Total stock-based compensation expense, after tax	$6,990	$6,078	$19,663	$17,473
NOTE 10. SEGMENT INFORMATION
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

Reportable segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Net sales:
Flavors	$436,214	$409,800	$1,335,773	$1,230,286
Fragrances	471,334	463,140	1,422,719	1,313,808
Consolidated	$907,548	$872,940	$2,758,492	$2,544,094
Segment profit:
Flavors	$96,497	$87,375	$317,666	$278,768
Fragrances	87,488	88,959	261,545	247,824
Global expenses	(19,578)	(17,693)	(63,975)	(47,472)
Operational Improvement Initiatives (a)	(344)	(407)	(1,773)	(1,473)
Acquisition Related Costs (b)	1	(5,436)	519	(20,502)
Integration Related Costs (c)	(958)	(580)	(1,951)	(2,501)
Legal Charges/Credits, net (d)	—	—	—	(1,000)
Tax Assessment (e)	—	—	—	(5,331)
Restructuring and Other Charges, net (f)	(927)	(3,249)	(1,837)	(14,183)
Gains on Sale of Assets	1,630	31	435	120
FDA Mandated Product Recall (g)	9,800	—	4,800	(3,500)
Frutarom Acquisition Related Costs (h)	(14,341)	—	(26,796)	—
Operating profit	159,268	149,000	488,633	430,750
Interest expense	(23,914)	(19,221)	(93,755)	(49,584)
Loss on extinguishment of debt	(38,810)	—	(38,810)	—
Other income (expense)	4,158	11,547	25,389	40,687
Income before taxes	$100,702	$141,326	$381,457	$421,853

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses. For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in cost of goods sold, and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	For 2018, represents costs related to the integration of David Michael and Frutarom. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
For 2018, represents severance costs related to the 2017 Productivity Program. For 2017, represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed.

(g)
For 2018, represents recoveries from the supplier for the third quarter, partially offset by final payments to the customer made for the effected product in the first quarter. For 2017, represents management's best estimate of losses related to the previously disclosed FDA mandated recall.

(h)	Represents transaction-related administrative costs and expenses related to the acquisition of Frutarom.

Net sales are attributed to individual regions based upon the destination of product delivery are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Net sales related to the U.S.	$238,342	$223,750	$703,272	$654,235
Net sales attributed to all foreign countries	669,206	649,190	2,055,220	1,889,859
No country other than the U.S. had net sales in any period presented greater than 6% of total consolidated net sales.
NOTE 11. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for benefits earned(1)	$596	$698	$1,788	$2,094
Interest cost on projected benefit obligation(2)	4,790	4,561	14,370	13,682
Expected return on plan assets(2)	(7,740)	(9,246)	(23,219)	(27,738)
Net amortization and deferrals(2)	1,549	1,793	4,647	5,379
Net periodic benefit income	(805)	(2,194)	(2,414)	(6,583)
Defined contribution and other retirement plans(1)	2,396	1,939	8,167	6,718
Total expense	$1,591	$(255)	$5,753	$135

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for benefits earned(1)	$4,470	$5,956	$13,410	$17,080
Interest cost on projected benefit obligation(2)	4,338	4,066	13,014	11,825
Expected return on plan assets(2)	(12,032)	(12,873)	(36,096)	(37,340)
Net amortization and deferrals(2)	2,972	4,185	8,916	12,096
Net periodic benefit (income) cost	(252)	1,334	(756)	3,661
Defined contribution and other retirement plans(1)	1,644	1,470	4,901	4,383
Total expense	$1,392	$2,804	$4,145	$8,044
_______________________

(1)	Included as a component of Operating Profit.

(2)	Included as a component of Other Income (Expense), net.
The Company expects to contribute a total of approximately $4.1 million to its U.S. pension plans and a total of $17.1 million to its Non-U.S. Plans during 2018. During the nine months ended September 30, 2018, no contributions were made to the qualified U.S. pension plans, $12.7 million of contributions were made to the non-U.S. pension plans, and $3.3 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Service cost for benefits earned	$196	$221	$587	$663
Interest cost on projected benefit obligation	654	588	1,962	1,764
Net amortization and deferrals	(1,189)	(1,046)	(3,567)	(3,138)
Total postretirement benefit income	$(339)	$(237)	$(1,018)	$(711)
The components of net periodic benefit (income) other than the service cost component are included in Other (income) expense, net in the Consolidated Statement of Income and Comprehensive Income. Beginning in 2018, under the revised FASB guidance adopted in the first quarter of 2018, only the service cost component of net periodic benefit (income) cost is a component of operating profit in the Consolidated Statements of Income and Comprehensive Income and the other components of net periodic benefit cost are now included in Other (income), net. As a result of this change, Other income increased by approximately $6.7 million and $8.7 million in the three months ended September 30, 2018 and 2017, respectively, and by approximately $20.0 million and $23.6 million in the nine months ended September 30, 2018 and 2017, respectively, compared to what the Other (income) expense, net would have been under the previous method. The retroactive $8.7 million reduction in operating profit for the three months ended September 30, 2017 was reflected as a $1.7 million increase in cost of goods sold, a $2.8 million increase in research and development expenses, and a $4.2 million increase in selling and administrative expenses. The retroactive $23.6 million reduction in operating profit for the nine months ended September 30, 2017 was reflected as a $4.8 million increase in cost of goods sold, a $7.7 million increase in research and development expenses, and a $11.0 million increase in selling and administrative expenses.
The Company expects to contribute approximately $5.0 million to its postretirement benefits other than pension plans during 2018. In the nine months ended September 30, 2018 $3.1 million of contributions were made.
NOTE 12. FINANCIAL INSTRUMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 14 of our 2017 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2018.
The principal amounts and the estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018		December 31, 2017
(DOLLARS IN THOUSANDS)	Principal(4)	Fair Value	Principal(4)	Fair Value
LEVEL 1
TEUs	$825,000	$948,750	$—	$—
Cash and cash equivalents(1)	$5,274,459	$5,274,459	$368,046	$368,046
LEVEL 2
Credit facilities and bank overdrafts(2)	111,029	111,029	7,993	7,993
Commercial paper (2)	—		—	—
Long-term debt:(3)
Senior notes - 2007	—	—	250,000	293,232
Senior notes - 2013	300,000	292,870	300,000	304,219
Euro Senior notes - 2016	586,950	603,989	594,400	627,782
Senior notes - 2017	500,000	455,060	500,000	525,906
2020 Notes	300,000	301,634	—	—
2021 Euro Notes	352,170	352,691	—	—
2026 Euro Notes	939,120	940,360	—	—
2028 Notes	400,000	401,405	—	—
2048 Notes	800,000	799,208	—	—
_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

(4)	See Note 7 for carrying amounts.
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
During the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of its net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income (“OCI”) as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in accumulated other comprehensive income (loss) ("AOCI") where they will remain until the net investments in the Company's European subsidiaries are divested. Four of these forward currency contracts matured during the nine months ended September 30, 2018 and as of September 30, 2018, there were no remaining contracts outstanding.
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
In the second quarter of 2018, the Company entered into a foreign currency contract and two interest rate swap agreements (collectively, the "Deal Contingent Swaps"), which were contingent upon the closing of the Frutarom acquisition, for a total notional amount of $1.9 billion. In the third quarter of 2018, the Company completed the offering and sale of the 2018 Senior Unsecured Notes (see Note 7 for additional information) and settled the Deal Contingent Swaps. The Company received $12.2 million for the foreign currency contract and $0.4 million for the two interest rate swap agreements which is included in Other income, net and Interest Expense, respectively, in the accompanying Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2018.
In prior years, the Company has entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The amount of gains and losses realized upon termination of these agreements is amortized over the life of the corresponding debt issuance.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2018 and December 31, 2017:

(DOLLARS IN THOUSANDS)	September 30, 2018	December 31, 2017
Foreign currency contracts	$411,788	$896,947
Interest rate swaps	—	150,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$2,644	$7,689	$10,333
Derivative liabilities (b)
Foreign currency contract	371	4,400	4,771

	December 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$1,159	$3,978	$5,137
Derivative liabilities (b)
Foreign currency contracts	7,842	4,344	12,186
Interest rate swaps	1,369	—	1,369
Total derivative liabilities	$9,211	$4,344	$13,555
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended September 30,
	2018	2017
Foreign currency contracts	$8,277	$4,024	Other income, net
Deal contingent swaps
Foreign currency contract	1,175	—	Other income, net
Interest rate swaps	25,289	—	Interest expense
	$34,741	$4,024

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Foreign currency contracts (1)	$9,347	$(9,157)	Other income, net
Deal contingent swaps
Foreign currency contract	12,154	—	Other income, net
Interest rate swaps	352	—	Interest expense
	$21,853	$(9,157)
 _______________________

(1)	Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$2,206	$(4,229)	Cost of goods sold	$(2,848)	$1,815
Interest rate swaps (1)	216	216	Interest expense	(216)	(216)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts		(1,130)	N/A	—	—
Euro Senior notes - 2016	(7,104)	(11,861)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	705	—	N/A	—	—
Total	$(3,977)	$(17,004)		$(3,064)	$1,599

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$11,704	$(13,505)	Cost of goods sold	$(7,371)	$4,062
Interest rate swaps (1)	648	(4,027)	Interest expense	(648)	(573)

Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	(518)	(4,258)	N/A	—	—
Euro Senior notes - 2016	5,601	(43,050)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	705	—	N/A	—	—
Total	$18,140	$(64,840)		$(8,019)	$3,489
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges were not material during the three and nine months ended September 30, 2018 and 2017.
The Company expects that approximately $6.9 million (net of tax) of derivative loss included in AOCI at September 30, 2018, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(98,048)	4,328	185	(93,535)
Amounts reclassified from AOCI	—	8,019	7,893	15,912
Net current period other comprehensive income (loss)	(98,048)	12,347	8,078	(77,623)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2018	$(395,464)	$2,015	$(321,656)	$(715,105)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	42,023		(14,044)	—	27,979
Amounts reclassified from AOCI	(12,214)	(a)	(3,489)	11,168	(4,535)
Net current period other comprehensive income (loss)	29,809		(17,533)	11,168	23,444
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2017	$(322,216)		$(9,929)	$(324,506)	$(656,651)
 _______________________
 (a) Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.
The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive Income:

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2018	2017
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$(8,424)	$4,642	Cost of goods sold
Interest rate swaps	(648)	(573)	Interest expense
Tax	1,053	(580)	Provision for income taxes
Total	$(8,019)	$3,489	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$5,315	$5,304	(a)
Actuarial losses	(15,309)	(20,097)	(a)
Tax	2,101	3,625	Provision for income taxes
Total	$(7,893)	$(11,168)	Total, net of income taxes
 _______________________

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 14 of our 2017 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 14.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At September 30, 2018, the Company had total bank guarantees and standby letters of credit of approximately $49.6 million with various financial institutions. Included in the above aggregate amount is a total of $13.5 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2018.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $10.5 million as of September 30, 2018.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2018, the Company had available lines of credit of approximately $102.8 million with various financial institutions, in addition to the $1.0 billion of capacity under the Amended Credit Facility discussed in Note 7 of the Consolidated Financial Statements. There were no material amounts drawn down pursuant to these lines of credit as of September 30, 2018.
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
The net book value of the existing plant was approximately $67 million as of September 30, 2018.
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
The net book value of the current plant was approximately $21 million as of September 30, 2018. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the middle of 2020.
Total China Operations
The total net book value of all five plants in China (one of which is currently under construction) was approximately $162 million as of September 30, 2018.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $24.0 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date. During 2018, the Company received an unfavorable ruling with respect to a claim related to potentially unpaid excise taxes from 1993. Based on the revised ruling, the Company has determined that it is now probable that it will have to pay the original claim in addition to penalties and interest. The total amount of the claim that has been recorded is $4.8 million.
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
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of September 30, 2018, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018. The remaining accrual of approximately $1.5 million represents management's best estimate of losses related to claims from other affected parties. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition.
In the third quarter of 2018, the Company received $9.8 million in full and final settlement of its claim from the supplier for the affected product, which has been recorded as a reduction of cost of sales on the Consolidated Statement of Income and Comprehensive Income. The Company continues to pursue reimbursement of all or a portion of costs, once incurred, from other parties including its insurance company; however, the nature, timing and amount of any additional such reimbursement cannot be determined at this time.
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
Frutarom acquisition
On October 4, 2018, we completed our acquisition of Frutarom Industries Ltd. (“Frutarom”). We acquired 100% of the equity of Frutarom pursuant to a definitive agreement and plan of merger entered into on May 7, 2018. Frutarom is an Israeli company that, through its subsidiaries, develops, produces and markets flavors and fine ingredients used in manufacturing food, beverages, flavors and fragrances, pharma/nutraceuticals, cosmetics and personal care products, primarily focused on natural products. The acquisition was made in order to strengthen our customer base, capabilities and geographic reach, and is expected to result in exposure to more end markets, including those with a focus on naturals and health and wellness.
A portion of the cash consideration paid to Frutarom shareholders was funded with (i) borrowings under our term loan credit agreement, (ii) amounts received from our offering of common stock that closed in September 2018, (iii) amounts received from our offering of 16,500,000 6.00% TEUs that closed in September 2018, (iv) amounts received from our offering of €1.1 billion aggregate principal amount of senior unsecured euro-denominated notes that closed in September 2018, and (e) amounts received from our offering of $1.5 billion aggregate principal amount of senior unsecured U.S. dollar-denominated notes that closed in September 2018.
The transaction was valued, based on our stock price as of October 4, 2018, at approximately $7.1 billion, including the assumption of approximately $797 million of Frutarom's net debt, which we repaid concurrent with the closing of the transaction. We issued approximately 14.9 million shares of our common stock in the transaction, which resulted in former Frutarom shareholders holding approximately 14.0% of our outstanding common stock at closing.
2018 Overview
Effective the first quarter of 2018, we adopted new accounting guidance related to revenue recognition and the presentation of pension costs. The revenue recognition guidance was adopted effective the first day of fiscal 2018 and prior period amounts were not revised to conform to the new guidance. The adoption of the new revenue guidance did not have a material impact on our results of operations. The guidance related to the presentation of pension costs was applied retroactively and prior period amounts have been adjusted to conform to the new guidance. As noted in Note 11 to the Consolidated Financial Statements, the net effect of the change was to decrease operating profit and increase Other income.
Net sales during the third quarter of 2018 increased 4% on a reported and currency neutral basis (which excludes the effects of changes in currency) versus the 2017 period. Reported and currency neutral sales growth were driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances.
Exchange rate variations did not have a material impact on net sales for the third quarter of 2018. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies, as well as the relative percentage of local sales priced in U.S. dollars versus local currencies.
Gross margins increased to 44.1% in the third quarter of 2018 from 43.6% in the 2017 period, driven primarily by insurance recoveries related to an FDA mandated product recall and cost savings and productivity initiatives, which were only partially offset by unfavorable price versus input costs (including the net impact of the BASF supply disruption). Included in the third quarter of 2018 was $9.8 million in income from insurance recoveries from the previously disclosed FDA mandated product recall compared to $5.7 million of expense related to acquisition-related amortization of inventory "step-up" costs, operational improvement initiative costs and integration-related costs included in the third quarter of 2017. Excluding these items, gross margin decreased 111 bps compared to the prior year period. We believe that, for the next several quarters, we will continue to see higher costs of raw materials across a range of categories (including turpentine, citrus and petro-derived products). Raw material costs incurred by our Fragrance segment continue to be impacted by the BASF supply disruption (as discussed in our 2017 Form 10-K).
We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Reported sales in the third quarter of 2018 increased approximately 4% as compared to the 2017 period. We continued to benefit from our diverse portfolio of end-use product categories and geographies and achieved currency neutral growth in all four regions. Sales growth was driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances. Flavors achieved sales growth of 6% on a reported basis and 7% on a currency neutral basis. Fragrances achieved reported and currency neutral sales growth of 2%. Additionally, Fragrance Ingredients sales were up 6% on a reported basis and 5% on a currency neutral basis. Overall, our third quarter 2018 results continued to be driven by our strong emerging market presence that represented 47% of total sales and experienced 3% growth on a reported basis for the third quarter of 2018 and was flat on a currency neutral basis. From a geographic perspective, for the third quarter of 2018, North America ("NOAM"), Europe, Africa and the Middle East ("EAME"), Latin America ("LA") and Greater Asia ("GA") all delivered currency neutral sales growth.
Operating profit
Operating profit increased $10.3 million to $159.3 million (17.5% of sales) in the 2018 third quarter compared to $149.0 million (17.1% of sales) in the comparable 2017 period. The third quarter of 2018 included $5.1 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs which were partially offset by gains on sale of assets, acquisition related costs and insurance recoveries from an FDA mandated product recall as compared to $9.6 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, and restructuring and other charges, net which were partially offset by gains on sale of assets in the 2017 period. Excluding these charges, adjusted operating profit was $164.4 million for the third quarter of 2018, an increase from $158.6 million for the third quarter of 2017, principally driven by volume growth, the impact of foreign exchange, and cost and productivity initiatives which was partially offset by price to input costs (including the impact of the BASF supply chain disruption). Foreign currency did not have a material impact on operating profit in the 2018 period compared to a 4% favorable impact on operating profit in the 2017 period. Operating profit as a percentage of sales, excluding the above charges, decreased slightly from 18.1% for the third quarter of 2018 compared to 18.2% for the third quarter of 2017, principally driven by lower margins as a result of price to input costs (including the net impact of the BASF supply chain disruption) and increases in Selling and administrative expenses, offset by cost and productivity initiatives and volume growth.
Interest Expense
Interest expense increased to $23.9 million in the third quarter of 2018 compared to $19.2 million in the 2017 period driven by $28.8 million of fees incurred in connection with the bridge loan commitment, partially offset by the net mark-to-market gains on deal-contingent interest rate derivatives of $25.3 million, all of which was in connection with the acquisition of Frutarom.
Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the third quarter of 2018. The loss on extinguishment of debt is driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.
Net income
Net income decreased by $14.5 million quarter-over-quarter to $95.7 million for the third quarter of 2018 from $110.3 million in the 2017 period, reflecting an increase in operating profit, and a reduction in the effective tax rate from 22.0% to 5.0% for the third quarter 2018, partially offset by increases in interest expense and loss on extinguishment of debt related to the Frutarom acquisition.

Cash flows
Cash flows provided by operations for the nine months ended September 30, 2018 was $202.0 million or 7.3% of sales, compared to cash flows provided by operations of $199.5 million or 7.8% of sales for the nine months ended September 30, 2017. The slight increase in cash flows from operations in 2018 was principally driven lower litigation settlement payments and lower pension contributions in the current year, offset by higher working capital related to inventories and Frutarom transaction costs.
Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	Change	2018	2017	Change
Net sales	$907,548	$872,940	4%	$2,758,492	$2,544,094	8%
Cost of goods sold	506,882	492,542	3%	1,553,300	1,427,630	9%
Gross profit	400,666	380,398		1,205,192	1,116,464
Research and development (R&D) expenses	75,302	73,762	2%	228,545	218,649	5%
Selling and administrative (S&A) expenses	157,796	145,652	8%	457,847	428,675	7%
Amortization of acquisition-related intangibles	9,003	8,766	3%	27,772	24,327	14%
Restructuring and other charges, net	927	3,249	(71)%	2,830	14,183	(80)%
Gains on sales of fixed assets	(1,630)	(31)	5,158%	(435)	(120)	263%
Operating profit	159,268	149,000		488,633	430,750
Interest expense	23,914	19,221	24%	93,755	49,584	89%
Loss on extinguishment of debt	38,810	—	N/A	38,810	—	N/A
Other income, net	(4,158)	(11,547)	(64)%	(25,389)	(40,687)	(38)%
Income before taxes	100,702	141,326		381,457	421,853
Taxes on income	4,986	31,065	(84)%	57,176	86,033	(34)%
Net income	$95,716	$110,261	(13)%	$324,281	$335,820	(3)%
Diluted EPS	$1.17	$1.39	(16)%	$4.04	$4.22	(4)%
Gross margin	44.1%	43.6%	57	43.7%	43.9%	(19)
R&D as a percentage of sales	8.3%	8.4%	(15)	8.3%	8.6%	(31)
S&A as a percentage of sales	17.4%	16.7%	70	16.6%	16.8%	(25)
Operating margin	17.5%	17.1%	48	17.7%	16.9%	78
Adjusted operating margin (1)	18.1%	18.2%	(6)	18.7%	18.8%	(15)
Effective tax rate	5.0%	22.0%	(1,703)	15.0%	20.4%	(541)
Segment net sales
Flavors	$436,214	$409,800	6%	$1,335,773	$1,230,286	9%
Fragrances	471,334	463,140	2%	1,422,719	1,313,808	8%
Consolidated	$907,548	$872,940		$2,758,492	$2,544,094

(1)
Adjusted operating margin excludes $5.1 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs which were partially offset by acquisition related costs, gains on sale of assets and insurance recoveries from an FDA mandated product recall for the three months ended September 30, 2018, and excludes $9.6 million operational improvement initiatives, acquisition related costs, integration related costs, and restructuring and other charges, net. which were partially offset by gains on sale of assets for the three months ended September 30, 2017. For the nine months ended September 30, 2018, adjusted operating margin excludes $26.6 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs were partially offset by acquisition related costs, gains on sale of assets and insurance recoveries from an FDA mandated product recall, compared to the nine months ended September 30, 2017 adjusted operating margin which excludes $48.4 million consisting of operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, and charges related to an FDA mandated product recall, which were partially offset by gains on sale of fixed assets. See "Non-GAAP Financial Measures" below.
Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

THIRD QUARTER 2018 IN COMPARISON TO THIRD QUARTER 2017
Sales
Sales for the third quarter of 2018 totaled $907.5 million, an increase of 4% on both a reported and currency neutral basis as compared to the prior year quarter. Sales growth was driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances.
Flavors Business Unit
Flavors sales increased 6% on a reported basis and 7% on a currency neutral basis for the third quarter of 2018 compared to the third quarter of 2017. Sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs). Overall growth was driven by growth in all four regions and all end-use categories.
Fragrances Business Unit
Fragrances sales increased 2% on both a reported and currency neutral basis for the third quarter of 2018 compared to the third quarter of 2017. Sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were offset by volume reductions on existing business. Overall growth was driven by high single-digit growth in Greater Asia, and by broad based growth in all end-use categories.
Sales Performance by Region and Category

		% Change in Sales - Third Quarter 2018 vs. Third Quarter 2017
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	-13%	1%	23%	3%	10%	7%
EAME	Reported	3%	2%	-4%	1%	7%	3%
	Currency Neutral (1)	2%	2%	-5%	0%	6%	3%
LA	Reported	-7%	-4%	-12%	-6%	6%	-2%
	Currency Neutral (1)	-3%	-3%	-11%	-4%	12%	1%
GA	Reported	21%	8%	14%	9%	3%	6%
	Currency Neutral (1)	20%	8%	14%	9%	4%	7%
Total	Reported	-3%	2%	6%	2%	6%	4%
	Currency Neutral (1)	-2%	2%	5%	2%	7%	4%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2018 period.

•
NOAM Flavors sales growth primarily reflected double-digit growth in Dairy and Sweet, and low single-digit growth in Savory, which more than offset low single-digit declines in Beverage. Total Fragrances sales growth reflected double-digit gains in Home Care and Ingredients, and high single-digit gains in Personal Wash. These gains were offset by double-digit declines in Fine Fragrances and Toiletries, and low single-digit declines in Hair Care and Fabric Care.

•
EAME Flavors sales experienced double-digit gains in Dairy and Sweet and high single-digit gains in Beverage. Total Fragrances sales growth was driven mainly by double-digit growth in Hair Care, high single-digit gains in Fabric Care and low single-digit growth in Personal Wash. These gains were partially offset by mid single-digit declines in Ingredients and low single-digit declines in Toiletries and Home Care.

•
LA Flavors sales included double-digit gains in Savory and Dairy and high single-digit gains in Beverage, which were partially offset by mid single-digit declines in Sweet. Total Fragrances sales declines reflected double-digit declines in Toiletries, Personal Wash, and Ingredients, and low single-digit declines in Fine Fragrances and Home Care. These declines were partially offset by double-digit gains in Hair Care and low single-digit gains in Fabric Care.

•
GA Flavors sales growth primarily reflected double-digit gains in Beverage, mid single-digit gains in Sweet, and low single-digit gains in Savory, which more than offset low single-digit declines in Dairy. Total Fragrances sales growth was principally driven by double-digit gains in Fine Fragrances, Hair Care, Toiletries, and Ingredients, high single-digit gains in Home Care, mid single-digit growth in Personal Wash, and low single-digit gains in Fabric Care.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 50 bps to 55.9% in the third quarter of 2018 compared to 56.4% in the third quarter of 2017, driven primarily by insurance recoveries from an FDA mandated product recall and cost savings and productivity initiatives, which were partially offset by unfavorable price versus input costs (including the net impact of the BASF supply disruption). Included in cost of goods sold was $9.4 million of charges related to operational improvement initiatives and integration related costs which were offset by insurance recoveries from an FDA mandated product recall, as compared to $5.7 million of charges related to operational improvement initiatives, acquisition related costs and integration related costs in 2017.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 8.3% in the third quarter of 2018 versus 8.4% in the third quarter of 2017. The decrease in 2018 was principally driven by the effect of foreign currency.
Selling and Administrative (S&A) Expenses
S&A expenses increased $12.1 million to $157.8 million, or 17.4% as a percentage of sales, in the third quarter of 2018 compared to $145.7 million, or 16.7% as a percentage of sales, in the third quarter of 2017. Included in 2018 was approximately $14.3 million of Frutarom acquisition related costs, and included in 2017 was approximately $0.7 million of expense related to operational improvement initiatives, acquisition and integration-related costs. Excluding these costs, adjusted S&A expense decreased by $2.4 million, principally due to lower personnel costs in the quarter, and was 15.7% of sales in 2018 compared to 16.6% of sales in 2017.
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
We recorded $0.9 million and $3.2 million of charges related to personnel costs and lease termination costs during the three months ended September 30, 2018 and 2017, respectively, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018.
We made payments of $6.4 million related to severance in 2018. The overall charges were split approximately evenly between Flavors and Fragrances. This initiative is expected to result in the reduction of approximately 370 members of our global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased slightly to $9.0 million in the third quarter of 2018 compared to $8.8 million in the third quarter of 2017 due to the impact of foreign exchange.

Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net; Global expenses (as discussed in Note 10 to the Consolidated Financial Statements) and certain non-recurring items, net; Interest expense; Other (expense) income, net; and Taxes on income. See Note 10 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Flavors	$96,497	$87,375
Fragrances	87,488	88,959
Global expenses	(19,578)	(17,693)
Operational Improvement Initiatives	(344)	(407)
Acquisition Related Costs	1	(5,436)
Integration Related Costs	(958)	(580)
Restructuring and Other Charges, net	(927)	(3,249)
Gains on Sale of Assets	1,630	31
FDA Mandated Product Recall	9,800	—
Frutarom Acquisition Related Costs	(14,341)	—
Operating profit	$159,268	$149,000
Profit margin:
Flavors	22.1%	21.3%
Fragrances	18.6%	19.2%
Consolidated	17.5%	17.1%

Flavors Segment Profit
Flavors segment profit increased $9.1 million to $96.5 million in the third quarter of 2018 (22.1% of segment sales) from $87.4 million (21.3% of sales) in the comparable 2017 period. The increase principally reflected new win performance and the impact of cost savings and productivity initiatives, partially offset by increases in Selling and administrative expenses.
Fragrances Segment Profit
Fragrances segment profit decreased $1.5 million to $87.5 million in the third quarter of 2018 (18.6% of segment sales) from $89.0 million (19.2% of sales) in the comparable 2017 period. Segment profit as a percentage of sales included the impact of unfavorable price versus input costs (including the net impact of the BASF supply chain disruption) and increases in Selling and administrative expenses.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2018, Global expenses were $19.6 million compared to $17.7 million during the third quarter of 2017. The increase was principally driven by lower gains from our currency hedging program, offset by reductions in incentive compensation expense.
Interest Expense
Interest expense increased to $23.9 million in the third quarter of 2018 compared to $19.2 million in the 2017 period driven by $28.8 million of fees incurred in connection with the bridge loan commitment, partially offset by the net mark-to-market gains on deal-contingent interest rate derivatives of $25.3 million, all of which was in connection with the acquisition of Frutarom.

Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the third quarter of 2018. The loss on extinguishment of debt is driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.
Income Taxes
The effective tax rate for the three months ended September 30, 2018 was 5.0% compared with 22.0% for the three months ended September 30, 2017. The quarter-over-quarter decrease was largely due to the benefit recorded to reduce amounts accrued in connection with U.S. tax reform, lower cost of repatriation of earnings, the release of valuation allowances on certain State credits and a more favorable mix of earnings, and other items (including the impact of current year transaction costs).
Excluding the $15.6 million tax benefit associated with the pre-tax operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs, offset by the tax charge associated with gains on sales of fixed assets and the FDA mandated product recall income, the adjusted effective tax rate for three months ended September 30, 2018 was 14.0%. For the third quarter of 2017, the adjusted tax rate was 22.7% excluding the $3.2 million tax benefit associated with the pre-tax acquisition-related costs, restructuring, integration-related and operational improvement initiative costs, partially offset by the tax charge associated with gains on sales of fixed assets in the third quarter of 2018. The year-over-year decrease in the adjusted tax rate was largely due to a more favorable mix of earnings and lower repatriation costs.
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
In the fourth quarter of 2017, we recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and will continue to be adjusted during 2018. The impact of the Tax Act is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the Tax Act may also impact our 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Any material revisions in our computations could adversely affect our cash flows and results of operations.
During the three months ended September 30, 2018, we recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform.
FIRST NINE MONTHS 2018 IN COMPARISON TO FIRST NINE MONTHS 2017
Sales
Sales for the first nine months of 2018 totaled $2.8 billion, an increase of 8% from the 2017 period. On a currency neutral basis sales increased 6%. Sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Flavors and Fragrances.
Flavors Business Unit
Flavors sales increased 9% on a reported basis and increased 6% on a currency neutral basis during the first nine months of 2018 compared to the 2017 period. Sales growth reflected new win performance and price increases (principally due to increases in raw material input costs). Overall growth was primarily driven by mid single-digit to double-digit growth in all four Flavors end-use categories and growth in all regions, led by EAME.
Fragrances Business Unit
Fragrances sales increased 8% on a reported basis and 5% on a currency neutral basis for the first nine months of 2018 compared to the 2017 period. Sales growth reflected new win performance and price increases (principally due to increases in raw material input costs). Overall growth was primarily driven by double-digit growth in Fragrance Ingredients, and by broad based growth in all end-use categories.

Sales Performance by Region and Category

		% Change in Sales - First Nine Months 2018 vs. First Nine Months 2017
		Fine Fragrances	Consumer Fragrances	Ingredients	Total Fragrances	Flavors	Total
NOAM	Reported	-2%	6%	16%	7%	9%	8%
EAME	Reported	7%	11%	10%	10%	15%	12%
	Currency Neutral (1)	-1%	3%	3%	2%	7%	4%
LA	Reported	10%	1%	6%	4%	3%	3%
	Currency Neutral (1)	13%	1%	5%	4%	6%	5%
GA	Reported	1%	8%	35%	12%	5%	8%
	Currency Neutral (1)	-2%	6%	32%	10%	3%	6%
Total	Reported	5%	7%	16%	8%	9%	8%
	Currency Neutral (1)	1%	4%	11%	5%	6%	6%

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2017 period.

•
NOAM Flavors sales growth primarily reflected double-digit growth in Dairy and Sweet, mid single-digit growth in Beverage and low single-digit growth in Savory. Total Fragrances sales growth reflected double-digit gains in Hair Care, Home Care, and Ingredients, mid single-digit growth in Fabric Care, and low single-digit gains in Toiletries and Personal Wash.

•
EAME Flavors sales experienced double-digit gains in Beverage and Dairy, mid single-digit gains in Savory and Sweet. Total Fragrances sales growth was driven mainly by double-digit growth in Hair Care, mid single-digit gains in Toiletries and Ingredients, and low single-digit gains in Fabric Care, Home Care and Personal Wash. These gains more than offset low single-digit declines in Fine Fragrances.

•
LA Flavors sales growth was driven by double-digit gains in Savory and Dairy, and low single-digit growth in Beverage, which were partially offset by mid single-digit declines in Sweet. Total Fragrances sales growth reflected double-digit gains in Fine Fragrances, high single-digit gains in Hair Care, and mid single-digit growth in Fabric Care and Ingredients. These gains were offset by double-digit declines in Personal Wash and high single-digit declines in Toiletries.

•
GA Flavors sales experienced mid single-digit gains in Savory and Sweet and low single-digit gains in Dairy and Beverage. Total Fragrances sales growth was driven by double-digit gains in Toiletries, Home Care, and Ingredients, high single-digit gains in Hair Care, mid single-digit gains in Fabric Care and low single-digit gains in Personal Wash, which more than offset mid single-digit declines in Fine Fragrances.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 20 bps to 56.3% in the first nine months of 2018 compared to 56.1% in the 2017 period, principally driven by unfavorable price versus input costs, the net effect of the BASF supply chain disruption, which were only partially offset by cost savings and productivity initiatives and volume increases. Included in cost of goods sold were $3.5 million of operational improvement initiatives and integration related costs, partially offset by insurance recoveries from an FDA mandated product recall in 2018 compared to $21.3 million of operational improvement initiatives, acquisition related costs, integration related costs, and FDA mandated product recall in 2017.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 8.3% in the first nine months of 2018 versus 8.6% in the 2017 period. This decrease was primarily driven by the effect of foreign currency.

Selling and Administrative (S&A) Expenses
S&A expenses increased $29.2 million to $457.8 million or 16.6%, as a percentage of sales, in the first nine months of 2018 compared to 16.8% in the 2017 period. The $29.2 million increase was principally due expenses of $26.8 million related to the acquisition of Frutarom. Excluding the $26.8 million included in 2018 and $12.6 million of legal charges, acquisition and integration-related costs and tax assessment in 2017, adjusted S&A expenses increased by $14.6 million, driven by higher personnel costs, and was 15.6% of sales in 2018 compared to 16.4% in 2017.
Restructuring and Other Charges
2017 Productivity Program
We recorded $23.4 million of charges related to personnel costs and lease termination costs through the third quarter of 2018, with the remainder of the personnel related and other costs expected to be recognized by the end of 2018. We recorded $2.8 million and $14.2 million of charges related to personnel costs and lease termination costs during the nine months ended September 30, 2018 and 2017, respectively.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $27.8 million in the first nine months of 2018 compared to $24.3 million in the 2017 period. The increase was principally driven by the impact of the acquisitions of Fragrance Resources and PowderPure in 2017.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 10 to the Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other (expense) income, net and Taxes on income. See Note 10 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Nine Months Ended
	September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Flavors	$317,666	$278,768
Fragrances	261,545	247,824
Global expenses	(63,975)	(47,472)
Operational Improvement Initiatives	(1,773)	(1,473)
Acquisition Related Costs	519	(20,502)
Integration Related Costs	(1,951)	(2,501)
Legal Charges/Credits, net	—	(1,000)
Tax Assessment	—	(5,331)
Restructuring and Other Charges, net	(1,837)	(14,183)
Gains on Sale of Assets	435	120
FDA Mandated Product Recall	4,800	(3,500)
Frutarom Acquisition Related Costs	(26,796)	—
Operating profit	$488,633	$430,750
Profit margin:
Flavors	23.8%	22.7%
Fragrances	18.4%	18.9%
Consolidated	17.7%	16.9%

Flavors Segment Profit
Flavors segment profit increased to $317.7 million in the first nine months of 2018, or 23.8% as a percentage of sales, compared to $278.8 million, or 22.7% as a percentage of sales, in the comparable 2017 period. The increase in segment profit principally reflected new win performance, the benefit of cost savings and productivity initiatives and the impact of foreign currency.
Fragrances Segment Profit
Fragrances segment profit increased to $261.5 million in the first nine months of 2018 compared to $247.8 million in the comparable 2017 period. Fragrances segment profit as a percentage of sales decreased to 18.4% in the first nine months of 2018 compared to 18.9% in the comparable 2017 period. Segment profit as a percentage of sales included the impact of unfavorable price versus input costs (including the net impact of the BASF supply chain disruption), partially offset by increased new wins (net of losses) and the impact of foreign exchange.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2018, Global expenses were $64.0 million compared to $47.5 million during the first nine months of 2017. The increase was principally driven by losses from our currency hedging program in the current year compared to gains from our currency hedging program in the prior year, and to a lesser extent, higher incentive compensation expense.
Interest Expense
Interest expense increased to $93.8 million in the first nine months of 2018 compared to $49.6 million in the 2017 period driven primarily by $39.4 million of bridge loan commitment fees and $7.7 million of accrued and unpaid interest on the repurchased Senior Notes - 2007. Average cost of debt was 4.1% for the 2018 period compared to 4.2% for the 2017 period.
Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the first nine months of 2018. The loss on extinguishment of debt is driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.
Other (Income) Expense, Net
Other (income) expense, net decreased by approximately $15.3 million to $25.4 million of income in the first nine months of 2018 versus $40.7 million of income in the comparable 2017 period. The year-over-year decrease was primarily driven by the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.
Income Taxes
The effective tax rate for the nine months ended September 30, 2018 was 15.0% compared with 20.4% for the nine months ended September 30, 2017. The year-over-year decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions, the impact of U.S. tax reform and the release of State valuation allowances, partially offset by other items (including the impact of certain non-taxable gains on foreign currency in prior year).
Excluding the $23.4 million tax benefit associated with the pre-tax acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, U.S. tax reform, and Frutarom acquisition related costs which were partially offset by the tax charge associated with gains on sales of fixed assets and FDA mandated product recall related income, the adjusted effective tax rate for nine months ended September 30, 2018 was 17.0%.
For the nine months of 2017, the adjusted tax rate was 22.1% excluding the $15.0 million tax benefit associated with the pre-tax restructuring, acquisition-related, cost associated with product recall, integration-related, legal charges, operational improvement initiative costs and a tax assessment which were offset by the tax charge associated with gains on sales of fixed assets, and the non-taxable gains on foreign currency in the first quarter. The year-over-year decrease was largely due to a more favorable mix of earnings, a lower cost of repatriation, the re-measurement of loss provisions and the release of State valuation allowances, partially offset by other items (including the impact of certain non-taxable gains on foreign currency in prior year).

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
In the fourth quarter of 2017,we recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and will continue to be adjusted during 2018. The impact of the Tax Act is expected to be finalized no later than the fourth quarter of 2018. The aforementioned guidance and additional information regarding the Tax Act may also impact our 2018 effective income tax rate, exclusive of any adjustment to the provisional charge. Any material revisions in our computations could adversely affect our cash flows and results of operations.
During the nine months ended September 30, 2018, we recorded an additional benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform, partially offset by an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $5.3 billion at September 30, 2018 compared to $368.0 million at December 31, 2017, of which $609.2 million of the balance at September 30, 2018 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States, however a significant portion of the amounts held outside the United States at September 30, 2018 were primarily used to finance the acquisition of Frutarom.
We regularly repatriate, in the form of dividends from our non-U.S. subsidiaries, a portion of our current year earnings to fund financial obligations in the U.S.
Cash Flows Provided By Operating Activities
Net cash provided by operating activities in the first nine months of 2018 was $202.0 million compared to $199.5 million in the first nine months of 2017. The slight increase in cash provided by operating activities was principally driven lower litigation settlement payments and lower pension contributions in the current year, offset by higher working capital related to inventories and Frutarom transaction costs.
Working capital (current assets less current liabilities) totaled $6.2 billion at September 30, 2018, compared to $1.1 billion at December 31, 2017. The increase is principally related to amounts received from our debt and equity offerings to finance the Frutarom acquisition.
We sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $11.4 million for the nine months ended September 30, 2018 compared to a decrease of approximately $12.1 million for the nine months ended September 30, 2017. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first nine months of 2018 used $102.3 million compared to $263.2 million in the prior year period. The decrease in cash used in investing activities principally reflected the acquisition of Fragrance Resources and PowderPure in 2017 for approximately $137.5 million (net of cash acquired) and $54.2 million (net of cash acquired), respectively. Additions to property, plant and equipment were $102.4 million during the first nine months of 2018 compared to $77.3 million in the first nine months of 2017. In light of our requirement to begin relocating our Fragrance facility in China and the ongoing construction of a new facility in India, we expect that capital spending in 2018 will be about 4.5-5% of sales (net of potential grants and other reimbursements from government authorities).

Cash Flows Provided By Financing Activities
Cash provided by financing activities in the first nine months of 2018 increased to $4.8 billion compared to cash provided by financing activities of $57.5 million in the first nine months of 2017, principally driven by the Frutarom financing activities in the third quarter of 2018. During the third quarter of 2018, we issued $2.9 billion of debt, including €1.1 billion aggregate principal amount of the 2018 Euro Senior Notes, $1.5 billion aggregate principal amount of the 2018 USD Senior Notes, and $139.5 million aggregate principal amount of the Amortizing Note portion of the TEUs, as compared to $498.3 million of Senior notes - 2017 issued in 2017. We also issued $2.3 billion of equity in the third quarter of 2018 to finance the Frutarom acquisition, including $1.6 billion of our common stock and $663.9 million of the SPC portion of the TEUs. Additionally, we repaid $288.8 million of our Senior notes - 2007, including the loss on extinguishment of debt of $38.8 million.
At September 30, 2018, we had $4.4 billion of debt outstanding compared to $1.6 billion outstanding at December 31, 2017.
We paid dividends totaling $163.3 million in the 2018 period. We declared a cash dividend per share of $0.73 in the third quarter of 2018 that was paid on October 5, 2018 to all shareholders of record as of September 24, 2018.
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on January 1, 2018 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program. Based on the total remaining amount of $279.7 million available under the amended repurchase program, approximately 2.0 million shares, or 2.2% of shares outstanding (based on the market price and shares outstanding as of September 30, 2018) were remaining for repurchase under the program as of September 30, 2018. The purchases are authorized to be made from time to time on the open market or through private transactions as market and business conditions warrant, with the repurchased shares to be placed into treasury stock. On May 7, 2018, we announced plans to suspend share repurchases until our deleveraging target is met following our acquisition of Frutarom.
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
As discussed above and in Note 3 to the Consolidated Financial Statements, in connection with our acquisition of Frutarom, we repaid the $250 million outstanding principal amount of the Senior notes - 2007, plus accrued and unpaid interest of $7.7 million and a make whole payment of $34.9 million and $3.9 million realized loss on the termination of a fair value hedge, in addition to $797 million of Frutarom's net debt concurrent with the closing of the transaction. In the next three years, we expect to reduce our net debt by repaying our outstanding liabilities upon maturity using the proceeds from operating cashflows and from the suspension of our share repurchase program.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities and issuance of commercial paper. Commercial paper issued by us generally has terms of 90 days or less. As of September 30, 2018 and December 31, 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for our commercial paper program. The maximum amount of commercial paper outstanding for the nine months ended September 30, 2018 and 2017 was $85 million and $40 million, respectively.
We expect to contribute a total of approximately $4.1 million to our U.S. pension plans and a total of $17.1 million to our Non-U.S. plans during 2018. During the nine months ended September 30, 2018, there were no contributions made to the qualified U.S. pension plans, $12.7 million of contributions were made to the non-U.S. pension plans, and $3.3 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute approximately $5.0 million to our postretirement benefits other than pension plans during 2018. During the nine months ended September 30, 2018, $3.1 million of contributions were made to postretirement benefits other than pension plans.
As of September 30, 2018, we had $105.7 million outstanding under our revolving credit facility. The amount which we are able to draw down on under the facility is limited by financial covenants as described in more detail below. Our draw down capacity on the facility was $1.0 billion at September 30, 2018.

Under our revolving credit facility, we are required to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period of not more than 3.5 to 1. As a result of the debt and equity financing we entered into in order to acquire Frutarom, our cash balance at September 30, 2018 exceeded our total debt. At September 30, 2018, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio.
At September 30, 2018, our Net Debt/adjusted EBITDA (1) ratio, as defined by the debt agreements, was (1) to 1, as a result of the excess cash on hand to acquire Frutarom. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2018
Net income	$284.0
Interest expense	148.3
Income taxes	212.6
Depreciation and amortization	128.6
Specified items (1)	109.9
Non-cash items (2)	28.0
Adjusted EBITDA	$911.4

(1)
Specified items for the 12 months ended September 30, 2018 of $109.9 million consisted of operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, FDA mandated product recall, UK pension settlement charges and Frutarom acquisition related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2018
Total debt	$4,377.2
Adjustments:
Deferred gain on interest rate swaps	2.1
Cash and cash equivalents	(5,274.5)
Net debt	$(895.2)
As discussed in Note 14 to the Consolidated Financial Statements, at September 30, 2018, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
CONTRACTUAL OBLIGATIONS
We have contractual obligations for debt, operating leases, unfunded pension, post-retirement benefit plans, purchase obligations and tax liabilities that were summarized in a table of contractual obligations for the year ended December 31, 2017 disclosed in our 2017 Form 10-K. Except for the issuance of the 2018 Senior Unsecured Notes, the prepayment of the Senior notes - 2007, and of the issuance of the Amortizing Notes portion of the TEUs, as described above, which aggregated to $2.9 billion, there have been no material changes to those obligations since December 31, 2017.

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
The impact to revenues, gross profit and net income for three months ended September 30, 2018 were reductions of $0.8 million, $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2018 were $3.3 million, $2.2 million and $1.6 million respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Form 10-Q, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales to U.S. dollars), (ii) adjusted gross margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs, and FDA mandated product recall, (iii) adjusted operating profit and adjusted operating margin (which excludes acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, gains on sale of assets, FDA mandated product recall, and Frutarom acquisition related costs, (iv) adjusted selling and administrative expenses (which excludes integration related costs, legal charges/credits, net, tax assessment, and Frutarom acquisition related costs) and (v) adjusted effective tax rate (which excludes acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, gains on sale of assets, CTA realization, FDA mandated product recall, U.S. tax reform, and Frutarom acquisition related costs). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$400,666	$380,398
Operational Improvement Initiatives (a)	398	407
Acquisition Related Costs (b)	—	5,147
Integration Related Costs (c)	18	131
FDA Mandated Product Recall (e)	(9,800)	—
Adjusted (Non-GAAP)	$391,282	$386,083

Reconciliation of Selling and Administrative Expenses
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$157,796	$145,652
Acquisition Related Costs (b)	1	(289)
Integration Related Costs (c)	(915)	(383)
Frutarom Acquisition Related Costs (g)	(14,341)	—
Adjusted (Non-GAAP)	$142,541	$144,980

Reconciliation of Operating Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$159,268	$149,000
Operational Improvement Initiatives (a)	344	407
Acquisition Related Costs (b)	(1)	5,436
Integration Related Costs (c)	958	580
Restructuring and Other Charges, net (d)	927	3,249
Gains on Sale of Assets	(1,630)	(31)
FDA Mandated Product Recall (e)	(9,800)	—
Frutarom Acquisition Related Costs (g)	14,341	—
Adjusted (Non-GAAP)	$164,407	$158,641

Reconciliation of Net Income
	Three Months Ended September 30,
	2018				2017
	Income before taxes	Taxes on income (h)	Net income	Diluted EPS	Income before taxes	Taxes on income (h)	Net income	Diluted EPS
Reported (GAAP)	$100,702	$4,986	$95,716	$1.17	$141,326	$31,065	$110,261	$1.39
Operational Improvement Initiatives (a)	345	125	220	—	407	102	305	—
Acquisition Related Costs (b)	(1)	1	(2)	—	5,436	1,949	3,487	0.04
Integration Related Costs (c)	959	237	722	0.01	580	152	428	0.01
Restructuring and Other Charges, net (d)	927	228	699	0.01	3,249	1,012	2,237	0.03
Gains on Sale of Assets	(1,630)	(387)	(1,243)	(0.02)	(31)	(10)	(21)	—
FDA Mandated Product Recall (e)	(9,800)	(2,344)	(7,456)	(0.09)	—	—	—	—
U.S. Tax Reform (f)	—	8,151	(8,151)	(0.10)	—	—	—	—
Frutarom Acquisition Related Costs (g)	54,994	9,561	45,433	0.56	—	—	—	—
Adjusted (Non-GAAP)	$146,496	$20,558	$125,938	$1.54	$150,967	$34,270	$116,697	$1.47

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in cost of goods sold, and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	For 2018, represents costs related to the integration of Frutarom. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)
For 2018, represents severance costs related to the 2017 Productivity Program. For 2017, represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed.

(e)	Represents recoveries from the supplier related to the previously disclosed FDA mandated recall.
(f)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(g)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $28.8 million of bridge loan commitment fees partially offset by $25.3 million net mark-to-market gains on deal-contingent interest rate derivatives included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $1.9 million realized gain on a foreign currency derivative included in Other income; and $14.3 million of transaction costs included in administrative expenses.

(h)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For third quarter of 2018, certain non-GAAP adjustments were subject to valuation allowances and therefore was calculated at 0%.

Reconciliation of Gross Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$1,205,192	$1,116,464
Operational Improvement Initiatives (a)	1,254	1,473
Acquisition Related Costs (b)	—	16,055
Integration Related Costs (c)	18	316
FDA Mandated Product Recall (h)	(4,800)	3,500
Adjusted (Non-GAAP)	$1,201,664	$1,137,808

Reconciliation of Selling and Administrative Expenses
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$457,847	$428,675
Acquisition Related Costs (b)	519	(4,447)
Integration Related Costs (c)	(915)	(1,867)
Legal Charges/Credits, net (d)	—	(1,000)
Tax Assessment (e)	—	(5,331)
Frutarom Acquisition Related Costs (j)	(26,796)	—
Adjusted (Non-GAAP)	$430,655	$416,030

Reconciliation of Operating Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$488,633	$430,750
Operational Improvement Initiatives (a)	1,773	1,473
Acquisition Related Costs (b)	(519)	20,502
Integration Related Costs (c)	1,951	2,501
Legal Charges/Credits, net (d)	—	1,000
Tax Assessment (e)	—	5,331
Restructuring and Other Charges, net (f)	1,837	14,183
Gains on Sale of Assets	(435)	(120)
FDA Mandated Product Recall (h)	(4,800)	3,500
Frutarom Acquisition Related Costs (j)	26,796	—
Adjusted (Non-GAAP)	$515,236	$479,120

Reconciliation of Net Income
	Nine Months Ended September 30,
	2018				2017
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (k)	Net income	Diluted EPS (l)	Income before taxes	Taxes on income (k)	Net income	Diluted EPS
Reported (GAAP)	$381,457	$57,176	$324,281	$4.04	$421,853	$86,033	$335,820	$4.22
Operational Improvement Initiatives (a)	1,774	561	1,213	0.02	1,473	368	1,105	0.01
Acquisition Related Costs (b)	(519)	(134)	(385)	—	20,502	6,559	13,943	0.18
Integration Related Costs (c)	1,952	237	1,715	0.02	2,501	757	1,744	0.02
Legal Charges/Credits, net (d)	—	—	—	—	1,000	354	646	0.01
Tax Assessment (e)	—	—	—	—	5,331	1,885	3,446	0.04
Restructuring and Other Charges, net (f)	1,837	443	1,394	0.02	14,183	3,904	10,279	0.13
Gains on Sale of Assets	(435)	(141)	(294)	—	(120)	(39)	(81)	—
CTA Realization (g)	—	—	—	—	(12,214)	—	(12,214)	(0.15)
FDA Mandated Product Recall (h)	(4,800)	(1,148)	(3,652)	(0.05)	3,500	1,238	2,262	0.03
U.S. Tax Reform (i)	—	7,502	(7,502)	(0.09)	—	—	—	—
Frutarom Acquisition Related Costs (j)	91,983	16,104	75,879	0.95	—	—	—	—
Adjusted (Non-GAAP)	$473,249	$80,600	$392,649	$4.89	$458,009	$101,059	$356,950	$4.49

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
(b)
For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses. For 2017, represents the amortization of inventory "step-up" related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in cost of goods sold, and transaction costs related to the acquisitions of David Michael, Fragrance Resources and PowderPure, included in Selling and administrative expenses.

(c)	For 2018, represents costs related to the integration of David Michael and Frutarom. For 2017, represents costs related to the integration of David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
For 2018, represents severance costs related to the 2017 Productivity Program. For 2017, represents severance costs related to the 2017 Productivity Program which were partially offset by the reversal of 2015 severance charges that were no longer needed.

(g)	Represents the release of CTA related to the liquidation of a foreign entity.
(h)
For 2018, represents recoveries from the supplier for the third quarter, partially offset by final payments to the customer made for the effected product in the first quarter. For 2017, represents management's best estimate of losses related to the previously disclosed FDA mandated recall.

(i)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(j)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $39.4 million of bridge loan commitment fees included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $12.5 million realized gain on a foreign currency derivative included in Other income; and $26.8 million of transaction costs included in administrative expenses.

(k)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For third quarter of 2018, certain non-GAAP adjustments were subject to valuation allowances and therefore was calculated at 0%.

(l)	The sum of these items does not foot due to rounding.

B. Foreign Currency Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Profit:
% Change - Reported (GAAP)	6.9%	23.3%	13.4%	(3.9)%
Items impacting comparability (1)	(3.3)%	(15.8)%	(5.9)%	5.2%
% Change - Adjusted (Non-GAAP)	3.6%	7.5%	7.5%	1.2%
Currency Impact	(0.3)%	(3.8)%	(3.3)%	1.5%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	3.3%	3.7%	4.2%	2.7%
_______________________
(1) Includes items impacting comparability of $5.1 million and $9.6 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $26.6 million and $48.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.
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
C. Acquisition Related Intangible Asset Amortization
The Company tracks the amount of amortization recorded on recent acquisitions in order to monitor its progress with respect to its Vision 2020 goals. The following amounts were recorded with respect to recent acquisitions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
PowderPure	$690	$640	$2,069	$1,226
Fragrance Resources	1,670	1,627	5,598	4,411
David Michael	1,131	1,131	3,392	2,860
Lucas Meyer	2,081	2,015	6,418	5,765
Ottens Flavors	1,571	1,571	4,714	4,714
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the expected impact of the Frutarom acquisition on our business and financial performance, including our customer base, capabilities and geographic reach, (ii) the impact of operational performance, cost reduction efforts and mix enhancement on margin improvement, (iii) estimates of provisional tax charges related to the Tax Act and the impact on our effective tax rate for 2018; and (iv) the amount of expected pension contributions in 2018. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our ability to integrate of the Frutarom business with our existing operations;

•	whether the Frutarom acquisition will have the expected accretive effect on the Company’s earnings and cash flows;

•	whether we are able to realize anticipated cost savings and synergies from the Frutarom acquisition at all, or within the expected time frame;

•	unexpected costs, liabilities, charges or expenses resulting from the Frutarom acquisition;

•	adverse effects on our stock price resulting from the Frutarom acquisition;

•	our ability to retain key personnel;

•	potential adverse reactions, changes to business relationships or competitive responses resulting from the Frutarom acquisition;

•	our ability to effectively compete in our market, and to successfully develop new products that appeal to our customers and consumers;

•	our ability to provide our customers with innovative, cost-effective products;

•	the impact of a disruption in our manufacturing operations, our supply chain or our relationship with our suppliers;

•	the impact of the BASF supply chain disruption on the supply and price of a key ingredient in 2018;

•	the impact of the recently-enacted Tax Act on our effective tax rate in 2018 and beyond;

•	our ability to react in a timely manner to changes in the consumer products industry related to health and wellness;

•	our ability to benefit from our investments and expansion in emerging markets;

•	our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;

•	our ability to realize the expected cost savings and efficiencies from our profitability improvement initiatives and other optimization activities;

•	volatility and increases in the price of raw materials, energy and transportation;

•	our ability to maintain the integrity of our raw materials, supply chain and finished goods, and comply with applicable regulations;

•	any adverse impact on the availability, effectiveness and cost of our hedging and risk management strategies;

•	uncertainties regarding the outcome of, or funding requirements, related to litigation or settlement of pending litigation, uncertain tax positions or other contingencies;

•	the impact of changes in our tax rates, tax liabilities, the adoption of new United States or international tax legislation, or changes in existing tax laws; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.
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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2017 Form 10-K and Part II. Item 1A. Risk Factors of our Form 10-Q for the quarter ended March 31, 2018 for additional information regarding factors that could affect our results of operations, financial condition and cash flow.

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
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

2.1
Amendment No. 1 to Agreement and Plan of Merger, dated August 25, 2018, by and among International Flavors & Fragrances, Inc., Frutarom Industries Ltd. and Icon Newco Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2018.

4.1
Purchase Contract Agreement, dated September 17, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as purchase contract agent, as attorney-in-fact for holders of the purchase contracts refereed to therein and as trustee under the indenture referred to therein, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.

4.2	Form of Unit, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.3	Form of Purchase Contract, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.4
Third Supplemental Indenture, dated as of September 17, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.

4.5	Form of Amortizing Note, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.6
Fourth Supplemental Indenture, dated as of September 25, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.

4.7	Form of Global Note for the 2021 Notes, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.8	Form of Global Note for the 2026 Notes, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.9
Fifth Supplemental Indenture, dated as of September 26, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.

4.1	Form of Global Note for the 2020 Notes, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.11	Form of Global Note for the 2028 Notes, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.12	Form of Global Notes for the 2048 Notes, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
10.1
Amendment No. 3 to Credit Agreement, dated as of July 13, 2018, among the Registrant, International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and International Flavors & Fragrances (Greater Asia) PTE. Ltd., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.2
Amendment No 1 to Credit Agreement, dated as of July 13, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018.

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

Dated:	November 5, 2018	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 5, 2018	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer