Form 10-K
period 2018-12-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2019-02-26
CIK 51253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-4858
INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Exact name of registrant as specified in its charter)

NEW YORK	13-1432060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 WEST 57TH STREET, NEW YORK, N.Y.	10019
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 765-5500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value	New York Stock Exchange
12 1/2¢ per share
6.00% Tangible Equity Units	New York Stock Exchange
0.500% Senior Notes due 2021	New York Stock Exchange
1.800% Senior Notes due 2026	New York Stock Exchange
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,798,569,059 as of June 30, 2018.
As of February 15, 2019, there were 106,633,296 shares of the registrant’s common stock, par value 12 1/2¢ per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Shareholders (the “IFF 2019 Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

PART I
In this report, we use the terms “IFF,” “the Company,” “we,” “us” and “our” to refer to International Flavors & Fragrances Inc. and its subsidiaries, and the term “Frutarom” to mean (i) for periods prior to October 4, 2018, Frutarom Industries Ltd and its subsidiaries and (ii) for periods after October 4, 2018, our business segment Frutarom. In addition, (1) when we refer to “our 2018 combined sales” in this report, we are combining the sales of Frutarom prior to its acquisition by us on October 4, 2018 with our sales (which include our historical business plus the sales of Frutarom from October 4, 2018 through December 31, 2018) and (2) when we refer to “Frutarom’s 2018 combined sales” we are combining the sales of Frutarom prior to its acquisition by us on October 4, 2018 and the sales of Frutarom (as included in our Frutarom business segment) from October 4, 2018 through December 31, 2018. All other references to sales are to our reported sales included in our 2018 Consolidated Financial Statements.

ITEM 1.	BUSINESS.
We are a leading innovator of sensory experiences that move the world. We co-create unique products that consumers taste, smell, or touch. Our expanded geographical footprint and product portfolio position us to better serve both our global customers and the growing regional, mid-sized and smaller specialty customers.
Through the acquisition, of Frutarom we increased our product portfolio with complementary adjacencies, such as natural colors, antioxidants for food preservation, nutraceuticals, ingredients for infant formula and proteins for elderly nutrition, and expanded core product lines with savory solutions aimed at the meat and fish industry, citrus and other naturals flavors, specialty ingredients and new cosmetic actives. As a result, we now have over 90,000 products within our portfolio that are provided to customers in approximately 195 countries, which includes a significant number of faster-growing small and mid-sized customers.
Prior to our acquisition of Frutarom, we had 37 manufacturing facilities and 21 creative centers and application laboratories, located in 35 different countries. Upon our acquisition of Frutarom, we acquired 60 additional manufacturing facilities and 84 additional R&D/application laboratories globally, including many of the countries in which we currently operate. We currently anticipate that, over time, we will optimize our global facilities footprint as we continue to seek opportunities to efficiently and cost-effectively deliver value to our global customers.
The 2018 combined sales of IFF and Frutarom, which combines the full year 2018 sales of both Frutarom and IFF, was approximately $5.1 billion which, management believes, makes us the second largest company in the taste, scent and nutrition industry. We expect that our combined cultures of innovation and partnership will allow us to further capitalize on this expansion to continue to offer our customers innovative and differentiated products.
During the past few years, through acquisitions and the development of Tastepoint, we have leveraged our expertise to expand our North American mid-sized customer base. With the acquisition of Frutarom, which was principally focused on serving small and mid-sized companies globally, we have significantly increased our exposure to these faster-growing customers. Based on our 2018 combined sales, approximately 35% of our customers are global consumer products companies while approximately 65% of our customers are small and mid-sized companies.
During 2018, our 25 largest customers accounted for 47% of our sales, however as a result of the effect of the Frutarom acquisition, our 25 largest customers only accounted for 37% of our 2018 combined sales. Similarly, while sales to our largest customer across all end-use categories (which principally arose from our Scent business) accounted for 9% to 12 % of our sales for each of the last three fiscal years, sales to this customer only accounted for 7% of our 2018 combined sales.
Our business is geographically diverse, with sales in the U.S representing approximately 25% of sales in 2018 and no other geographic market representing more than 6% of sales. We believe that more significant future growth potential for the flavors and fragrances industry, and for our business, exists in the emerging markets (which we classify as all markets except North America, Japan, Australia, and Western, Southern and Northern Europe). As a result, we intend to continue to build on our multi-decade experience in the emerging markets. During 2018, sales in emerging markets represented 48% of our 2018 sales. As our customers seek to grow their businesses in emerging markets, we provide them the ability to leverage our long-standing international presence and extensive market knowledge to help drive their brands in these markets.
We operate in three business segments, Taste (previously "Flavors"), Scent (previously "Fragrances") and, commencing upon its acquisition, Frutarom. In 2018, our Taste business represented 44% of our sales, our Scent business represented 47% of sales and Frutarom represented 9% of sales. Based on our 2018 combined sales, our Taste business represented 34% of sales, our Scent business represented 36% of sales and Frutarom represented 30% of sales.
For financial information about our reportable operating segments and the geographic areas in which we do business, please see Note 15 of our Consolidated Financial Statements included in this Form 10-K.
Vision 2020 Strategy
We believe that 2018 was a transformative year as our continued internal growth and our acquisition of Frutarom has delivered successes against all four pillars of our Vision 2020 strategy, which has focused on building differentiation and accelerating growth to create shareholder value:

(1)
Innovating Firsts - We seek to strengthen our position by driving differentiation in priority R&D platforms across both businesses. During 2018, we continued to grow in our Re-Imagine modulation and PowderPure clean label portfolios, developed two new molecules which will be launched in 2019 and continued research into olfactory receptors and maximizing the nutritional value of our naturals. In addition, we opened a naturals laboratory in China, our first outside of the United States, to capitalize on the biodiversity of the region in the development of new products.

(2)
Winning Where We Compete - Our goal is to achieve a #1 or #2 market leadership position in key markets and categories and with specific customers. In our Taste business, our Tastepoint initiative showed strong improvement, while our Scent business continued to achieve new wins.

(3)
Becoming Our Customers' Partner of Choice - Our goal is to attain commercial excellence by providing our customers with in-depth, local consumer understanding, industry-leading innovation, outstanding service and the highest quality products. During 2018, we continued to reflect our customers’ focus on naturals and environmental sustainability as IFF-LMR Naturals increased the number of our organic certified sites and have received the Expertise Vegan Europe (EVE) Vegan certification for a portfolio of 90 of our natural extracts. Consumers, and therefore our customers, are continuing to focus on sensorial products that are responsibly sourced. Consequently, an integral component of this pillar is our ongoing commitment to sustainability and in 2018, our efforts in this area led us to be named one of Barron’s 100 Most Sustainable Companies.

(4)
Strengthening and Expanding the Portfolio - We actively pursue value-creation through partnerships, collaborations, and acquisitions within Taste, Scent, Frutarom and adjacencies. We prioritize opportunities that provide (i) access to new technologies, (ii) the ability to increase our market share in key markets and with key customers or (iii) access to adjacent products or services that will position us to leverage our expertise in science and technology and our customer base. In addition to significantly expanding our customer base into the faster-growing midsize and smaller companies, the Frutarom acquisition allowed us to expand our cosmetic active ingredients business and enter into the attractive adjacent markets of savory solutions, natural colors, natural food protection and health and wellness products, including nutraceuticals and enzymes.

Our Product Offerings
Fragrances
Our fragrance business derives revenue from two sources, Fragrance Compounds and Ingredients. We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products, within fabric care, home care, personal wash, hair care and toiletries. Our Fragrance Ingredients business is a vertically integrated operation, originating with the development in our research laboratories of naturals, synthetic and proprietary molecules and innovative delivery systems, progressing to our manufacturing facilities that produce these ingredients in a consistent, high-quality and cost-effective manner and transitioning to our creative centers and application laboratories where our perfumers partner with our customers to create unique fragrance compounds for use in a variety of end-use products. We also produce cosmetic active and functional ingredients for use in cosmetics.
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
Fine Fragrances. Fine Fragrances focuses on perfumes and colognes. IFF’s scientists and perfumers collaborate to develop new molecules, new natural extractions, and innovative processes that enliven perfumers' palettes and help them create unique, inspiring fragrances. We have created some of the industry-leading fine fragrance classics as well as cutting-edge niche fragrances, as evidenced by the number of top sellers.
Consumer Fragrances. Our Consumer Fragrances include five end-use categories of products:

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
With approximately 1,300 separate fragrance and active and functional ingredients, plus additional botanicals and delivery systems, we believe we are a leader in the industry with the breadth of our product portfolio.
Consistent with our Vision 2020 strategy, our fragrance business continues to build upon our strengths to differentiate ourselves from our competitors, address evolving consumer demands and deliver accelerated growth. Specifically, we intend to focus on:

•
Delivery Systems. We continue to invest in our delivery system technologies, including expansion of our market-leading encapsulation technology, which we believe will allow us to differentiate our products and those of our customers. Our encapsulation technology extends, controls the release of and increases aromas in a variety of consumer products. We have expanded our portfolio to offer multi-functional delivery systems with cosmetic actives that work to enhance skin penetration, protect the cosmetic active ingredients against interactions with other ingredients, provide long-lasting release, facilitate formulation of challenging ingredients and allow a better-targeted action.

•
Consumer Demand for Natural and Organic Products. Increased demand for natural ingredients is a primary driver of future growth in Fine Fragrances. We believe that our in-house naturals operations, led by Laboratoire Monique Rémy (“LMR”) in Grasse, France, are industry leading in the processing of quality materials and offer decades of experience understanding natural products and perfecting the process of transforming naturals, such as narcissus, jasmine and blackcurrant bud, into pure absolutes that retain the unique fragrance of their origin. Our objective is to expand our naturals capabilities by offering our clients natural and proprietary ingredients.

•
Transparency in Labeling. As consumers worldwide seek to require transparency in labeling, our customers will progressively seek to differentiate their products through the inclusion of a natural ingredients and proprietary molecules. We believe our focus on innovation, including innovative delivery systems and our natural and proprietary ingredients will help our customers address these changing consumer demand.

Flavors
Our flavors business is focused on building upon our strengths with flavors and focusing on addressing industry trends that will allow us to differentiate ourselves from our competitors and deliver accelerated growth consistent with our Vision

2020 strategy. The trends driving these growth opportunities include:
Continued Consumer Demand for Fresh, Clean and Authentic Products. Consumers are increasingly demanding that their food and beverage products contain natural and organic ingredients and possess dietary and nutritional value (reduced fat, salt, sugar, etc.). Based on these demands, natural food and beverage products are increasingly perceived by consumers as being of higher quality, healthier and more environmentally friendly. To ensure that they understand the quality of these products, consumers, non-governmental organizations and governmental agencies are seeking more transparency in product labeling. In response, many of our customers are announcing initiatives to provide “clean label” products (products that do not include any artificial ingredients). We believe our Vision 2020 strategy’s focus on innovation, including our modulation technology, delivery systems and our naturals and proprietary ingredients will help our customers address these changing consumer demands.
Expansion of Consumer Food Companies. The number of participants in the food industry continues to expand, with mid-sized regional companies and companies focused on niche-product categories joining the traditional global companies to drive and accelerate product innovation. Consequently, larger food and beverage companies are seeing slower growth than in previous years. To be responsive to these developments, we created Tastepoint by IFF, representing the collaboration of Ottens Flavors and David Michael, which primarily services mid-sized customers in North America by providing the approach of a smaller company, backed by expertise traditionally reserved for companies with a more global reach. Through our acquisition of Frutarom, we have added approximately 39,000 small and mid-sized customers. We intend to continue to look for innovative and value-creating methods for serving this growing customer base.
Flavors are the key building blocks that impart taste experiences in food and beverage products and, as such, play a significant role in determining consumer preference for the end products in which they are used. As a leading creator of Flavor Compounds, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our flavors business is more regional in nature, with different formulas that reflect local taste preferences. Consequently, we manage our flavors business geographically, creating Flavor Compounds in our regional creative centers which allow us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. We develop thousands of different flavors and taste offerings for our customers, most of which are tailor-made. We continually develop new formulas to meet changing consumer preferences and customer needs.
Our Flavor Compounds are ultimately used by our customers in the following four end-use categories of consumer goods:

i.	Savory, for use in soups, sauces, condiments, prepared meals, meat, fish and poultry, potato chips and other savory snacks;

ii.	Beverages, for use in juice drinks, carbonated beverages, flavored waters and spirits;

iii.	Sweet, for use in bakery products, candy, chewing gum and cereal; and

iv.	Dairy, for use in all dairy products such as yogurt, ice cream and cheese and other products that have a creamy flavor.
Our Frutarom business creates and manufactures a naturals-focused suite of Flavor Compounds and specialty fine ingredients, largely targeting small, local and regional customers. Our Frutarom business seeks to capitalize on the health and wellness focus of consumers and deliver growth by offering customers natural flavor products that combine solutions to create natural colors and natural functional food ingredients, which promote health benefits and extend shelf life. Based on this historical concentration, the majority of Frutarom's raw materials and products come from natural sources.
Frutarom’s products are focused on three principal areas:

(1)
Savory Solutions - Savory Solutions are blends of flavors, natural colors, seasonings, functional ingredients and natural anti-oxidants that are primarily designed for the meat and fish industry. Savory Solutions are inherently very market specific reflecting the taste and historic focus of each region. Through acquisitions and product development, Frutarom has developed an extensive product portfolio that seeks to address these customer needs.

(2)	Natural Product Solutions - Natural Product Solutions include the use of natural health ingredients, colors and shelf life extenders.

a.
Natural Health Ingredients - Natural functional food and supplement nutraceutical ingredients are derived from plants and herbs, which provide, or are perceived as providing, health benefits. In addition, these ingredients are used in dietary supplements, infant and elderly nutrition, cosmetics and personal care.

b.	Natural Color - Wide array of natural colors and fruit and vegetable concentrates for food, beverage, and cosmetics.

c.
Natural Food Protection - Natural antioxidants and anti-microbials used for natural food preservation and shelf life extension to beverages, cosmetic and healthcare products, and pet food and feed additives. These ingredients reduce the oxidative deterioration that leads to rancidity or loss of flavor, color, and nutritional value.

(3)	Taste Solutions - Flavor compounds and foods.

(4)
Specialty Fine Ingredients - specialty fine ingredients market include natural flavor extracts, specialty essential oils, citrus products, aromatic chemicals, and natural gums and resins. Fine ingredients are used for food, beverage, flavors and fragrances, and are often sold directly to food and beverage manufacturers who use them in producing consumer products. Flavor and fragrance manufacturers use fine ingredients products as a foundation in producing their flavor and fragrance substances.

Research and Product Development Process
Consumer Insights
We believe that the first step to creating an innovative and unique flavor or fragrance experience begins with gaining insight into the consumer. By developing a deep understanding of what consumers value and prefer, we are better able to focus our R&D and creative efforts.
Our consumer insight and marketing teams interpret trends, monitor product launches, analyze quantitative market data, and conduct numerous consumer interviews annually. Our sensory experts direct research programs exploring topics such as fragrance performance, the psychophysics of sensory perception (including chemesthetic properties such as warming, cooling, and tingling), the genetic basis for flavor and fragrance preference, and the effects of aromas on mood, performance, health, and well-being.
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
We currently have 392 patents in the United States, including those we have acquired from Frutarom and our other transactions. In addition, we have developed many unique molecules and delivery systems for our customers that are used as the foundations of successful flavors and fragrances around the world.
We have traditionally conducted our principal R&D activities in Union Beach, New Jersey, where we employ scientists and application engineers who collaborate with our other R&D centers around the world, to support the:

•	discovery of new materials;

•	development of new technologies, such as delivery systems;

•	creation of new compounds; and

•	enhancement of existing ingredients and compounds.

As of December 31, 2018, we employed about 2,300 people globally in R&D activities, including 568 in our recently acquired Frutarom business. We spent $311.6 million, $295.5 million and $258.9 million, or approximately 7.8%, 8.7% and 8.3% of sales in 2018, 2017 and 2016, respectively, on R&D activities. While we have historically spent approximately 8% of sales on R&D activities, based on the significantly increased sales resulting from the Frutarom acquisition we expect that that percentage will decrease during 2019.
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
Creative Application
We also have a network of 21 creative centers and application laboratories, including 84 acquired in the Frutarom transaction, around the world where we create or adapt the basic flavors or fragrances compounds that we have developed in the R&D process to commercialize for use in our customers’ consumer products. Our global creative teams consist of perfumers, fragrance evaluators and flavorists, as well as marketing, consumer insights and technical application experts, from a wide range of cultures and nationalities. In close partnership with our customers’ product development groups, our creative teams create the sensory experiences that our customers are seeking in order to satisfy consumer demands in each of their markets.
Development of new flavors and fragrances is driven by a variety of sources including requests from our customers, who are in need of a specific flavors and fragrances for use in a new or modified consumer product, or as a result of internal initiatives stemming from our Consumer Insights program. Our product development team works in partnership with our scientists and researchers to optimize the consumer appeal of the flavors and fragrances. A collaborative process between our researchers, our product development team and our customers then follows to perfect the flavors and fragrances so that it is ready to be included in the final consumer product.
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
Our flavors and fragrances compound formulas are treated as trade secrets and remain our proprietary asset. Our business is not materially dependent upon any individual patent, trademark or license.
Supply Chain
We strive to provide our customers with consistent quality products on a timely and cost-effective basis by managing all aspects of the supply chain, from raw material sourcing through manufacturing, quality assurance, regulatory compliance and distribution.
Procurement
In connection with the manufacture of compounds, we use natural ingredients and, primarily in our fragrance compounds, synthetic ingredients. We purchase approximately 21,000 different raw materials from about 6,000 domestic and international suppliers and distributors.

The vast majority of Frutarom's raw materials and products come from natural sources. With the acquisition of Frutarom we significantly increased our natural products and therefore we expect that the percentage of our ingredients that are natural or crop-related has increased. Natural ingredients are derived from flowers, fruits and other botanical products as well as from animal products. They contain varying numbers of organic chemicals that are responsible for the fragrance or flavor of the natural product. Natural products are purchased in processed or semi-processed form. Some are used in compounds in the state in which they are purchased and others are used after further processing. Natural products, together with various chemicals, are also used as raw materials for the manufacture of synthetic ingredients by chemical processes. Our flavor products also include extracts and seasonings derived from various fruits, vegetables, nuts, herbs and spices as well as microbiologically-derived ingredients.
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
Manufacturing and Distribution
Prior to our acquisition of Frutarom, we had 37 manufacturing facilities and 21 creative centers and application laboratories, located in 35 different countries. Our major manufacturing facilities have been located in the United States, the Netherlands, Spain, Great Britain, Indonesia, Turkey, Brazil, Mexico, China, India, and Singapore. Based on the regional nature of the Taste business and the concerns regarding the fragile nature of transporting raw materials, we have typically established smaller manufacturing facilities in our local markets that are focused on local needs. Products within the Scent business are typically composed of compounds that are more stable and more transportable around the world. Consequently, we have fewer manufacturing facilities within our Scent business, which produce compounds and ingredients for global distribution.
As part of our acquisition of Frutarom, we acquired their 60 manufacturing facilities. In addition, we acquired 84 additional creative centers and application laboratories globally, including many of the countries in which we currently operate. We currently anticipate that, over time, we will optimize our global facilities footprint to efficiently and cost-effectively deliver value to our global customers.
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
In 2018, we continued to invest in our facilities. We opened two new facilities in China, a flavors manufacturing facility in the Zhangjiagang Free Trade Zone and a Natural Product Research lab, located in the Nanjing Life Science Park and broke ground on a new Flavors and Fragrances plant in India.
Sustainability
Over the past several years, we have redefined the way we envision sustainability. Moving from the traditional “take-make-dispose” model, we have embraced the circular economy model - one that is restorative and regenerative by design, which we believe is key in safeguarding the wellbeing of our consumers, the health of our planet and the integrity of our business.
Our sustainability strategy is centered on three main platforms: Positive Principles, Regenerative Products and Sensational People and is a key enabler of our overall Vision 2020 business strategy.

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
In 2018, IFF was named to Barron’s 100 Most Sustainable Companies, the FTSE4Good Index Series and the Euronext Vigeo World 120. Additional achievements included:

•
After surpassing three of our four 2020 environmental targets, we launched new environmental goals focused on science based emission reductions, zero waste to landfill and water stewardship - an initiative known collectively as “EcoEffective+”;

•
Enhancing our tools and processes to incorporate the five aspects of circular design - material health, material recirculation, renewable energy, water and waste minimization, and responsible sourcing - in the very early stages of product development; and

•
Obtaining FairWild certification for Peru Balsam - the first ever FairWild-certified flavor and fragrance ingredient that is commercially available globally. In addition, we have a robust slate of For Life-certified ingredients. The FairWild and For Life certification systems encompass fair working conditions, transparent administration, good community relations and environmental performance monitoring.

For more detailed information about our sustainability programs and performance, refer to our annual sustainability report.
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
Competition
The markets for flavors, fragrances and specialty ingredients are part of a larger market that supplies a wide variety of ingredients and compounds used in consumer products. The broader market includes functional foods and food additives, including seasonings, texturizers, spices, enzymes, certain food-related commodities, and fortified products as well as nutritional ingredients and supplements and active cosmetic ingredients.
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
We believe that our ability to compete successfully in the flavors and fragrances sub-market is based on:

i.	our in-depth understanding of consumers,

ii.	innovation and technological advances from our perfumers, flavorists and research and development activities,

iii.	ability to tailor products to customer's needs, efficiency, product quality and

iv.	broad-based regulatory capabilities.
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
Private label manufacturers, mostly medium-sized, local or small food manufacturers, constitute a growing segment in the flavor market. Over the last decade, with the strengthening of supermarket chains and growing consumer price consciousness, demand and consumption of private label products has grown at a faster rate than the brand food industry rate. We believe that new business opportunities will continue to arise from these clients as they are increasing demanding products that are similar to existing products in the market, distinctive premium products, as well as more innovative products.
The global demand for functional foods, food additives, nutritional ingredients and supplements and active cosmetic ingredients is also increasing. With our recent acquisitions, we have expanded our offerings to include products with the functional food ingredient market, including ingredients focused on improving the health and wellness characteristics of a consumer good, the nutritional supplement market and the cosmetic actives markets. While the three other large global flavor and fragrance manufacturers, Givaudan, Firmenich and Symrise, are growing their business in these areas, we also compete with specialty chemical companies, other large multi-national companies and smaller regional and local participants that offer products that address these same needs.
Employee Relations
At December 31, 2018, we had approximately 13,000 employees worldwide, of whom approximately 2,100 are employed in the United States. We believe that relations with our employees are good.
Availability of Reports
We make available free of charge on or through the Investors link on our website, www.iff.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.
The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.
A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Board of Directors are posted on the Investors section of our website, www.iff.com.
Our principal executive offices are located at 521 West 57th Street, New York, New York 10019 (212-765-5500).
Executive Officers of Registrant
The current executive officers of the Company, as of February 26, 2019, are listed below.

Name	Age	Position
Andreas Fibig	57	Chairman of the Board and Chief Executive Officer
Richard A. O'Leary	58	Executive Vice President and Chief Financial Officer
Nicolas Mirzayantz	56	Divisional Chief Executive Officer, Scent
Matthias Haeni	53	Divisional Chief Executive Officer, Taste
Gregory Yep	54	Executive Vice President, Chief Global Scientific & Sustainability Officer
Susana Suarez-Gonzalez	49	Executive Vice President, Chief Human Resources Officer
Anne Chwat	59	Executive Vice President, General Counsel and Corporate Secretary
Francisco Fortanet	50	Executive Vice President, Operations
Amos Anatot	65	President, Frutarom
Andreas Fibig has served as our Chairman since December 2014 and Chief Executive Officer since September 2014. Mr. Fibig has been a member of our Board of Directors since 2011. From 2008 to 2014, Mr. Fibig served as President and Chairman of the Board of Management of Bayer HealthCare Pharmaceuticals, the pharmaceutical division of Bayer AG. Prior to Bayer HealthCare Pharmaceuticals, Mr. Fibig held a number of positions of increasing responsibility at Pfizer Inc., a research-based pharmaceutical company, including as Senior Vice President in the US Pharmaceutical Operations group from 2007 through 2008 and as President, Latin America, Africa and Middle East from 2006 through 2007.
Richard A. O'Leary has served as our Executive Vice President and Chief Financial Officer since October 2016. Mr. O’Leary originally joined our Company in July 2007. Mr. O’Leary was our Senior Vice President, Controller and Chief Accounting Officer from July 2015 until his appointment as Chief Financial Officer, and served as our Vice President and Controller from May 2009 to November 2014. Mr. O’Leary served as our Interim Chief Financial Officer from November 2014 to July 2015 and from July 2008 to May 2009. Mr. O’Leary was also our Vice President, Corporate Development from July 2007 to May 2009. Prior to joining our Company, Mr. O’Leary held various positions at International Paper Co., a paper and packaging company, which he originally joined in 1986, including Chief Financial Officer of International Paper Company (Brazil) from June 2004 to June 2007. Prior to International Paper Co., Mr. O’Leary was with Arthur Young & Co.
Nicolas Mirzayantz has served as our Divisional Chief Executive Officer, Scent since October 2018. Mr. Mirzayantz originally joined our Company in 1988 and was our Group President, Fragrances from January 2007 to October 2018. Mr. Mirzayantz also served as a member of our Temporary Office of the Chief Executive Officer from October 1, 2009 until February 2010, our Senior Vice President, Fine Fragrance and Beauty Care and Regional Manager, North America from March 2005 to December 2006, our Senior Vice President, Fine Fragrance and Beauty Care from October 2004 to February 2005, and our Vice President Global Fragrance Business Development from February 2002 to September 2004.
Matthias Haeni has served as our Divisional Chief Executive Officer, Taste since October 2018. Mr. Haeni joined our Company in 2007 as Regional General Manager, Flavors Greater Asia and was our Group President, Flavors from April 2014 to October 2018. In 2010, Mr. Haeni transferred to Hilversum, The Netherlands where he served as Regional General Manager for Flavors in Europe, Africa, and the Middle East (“EAME”). Prior to joining our Company, Mr. Haeni was based in Singapore as Givaudan’s Vice President of Commercial Flavors, Southeast Asia Pacific and held similar positions throughout EAME.
Gregory Yep has served as our Executive Vice President, Chief Global Scientific & Sustainability Officer since June 2016. Prior to joining our Company, Dr. Yep was Senior Vice President of Research, Development & Applications with The Kerry Group from January 2015 to June 2016. Prior to The Kerry Group, Dr. Yep was Senior Vice President of R&D at PepsiCo from June 2009 to December 2015 and was Global Vice President, Application Technologies at Givaudan Flavors and Fragrances from December 2005 to June 2009. Earlier in his career, Dr. Yep was at McCormick & Company, where he held executive roles of increasing responsibility in food science. Dr. Yep holds a bachelor’s degree in biology and chemistry from the University of Pennsylvania and master’s degree and Ph.D. in organic chemistry from Johns Hopkins University.
Susana Suarez-Gonzalez has served as our Executive Vice President, Chief Human Resources Officer since November 2016. Prior to joining our Company, Ms. Gonzalez was Senior Vice President, Global Operations & Centers Expertise, Human Resources of Fluor Corporation from 2014 to 2016. Ms. Gonzalez began her career at Fluor Corporation in 1991, and during her 25 years with the company, she held various leadership positions across several business groups and functions including construction, marketing, sales, project engineering and human resources.
Anne Chwat has served as our Executive Vice President, General Counsel and Corporate Secretary since August 2015 and as our Senior Vice President, General Counsel and Corporate Secretary from April 2011 to August 2015. Prior to joining our Company, Ms. Chwat served as Executive Vice President and General Counsel of Burger King Holdings, Inc., a fast food hamburger restaurant company, from September 2004 to April 2011. From September 2000 to September 2004, Ms. Chwat held various positions at BMG Music (now Sony Music Entertainment), including Senior Vice President, General Counsel and Chief Ethics and Compliance Officer.
Francisco Fortanet has served as our Executive Vice President, Operations since August 2015 and as Senior Vice President, Operations from February 27, 2012 to August 2015. Mr. Fortanet joined our Company in 1995, and has served as our Vice President, Global Manufacturing Compounding from January 2007 to February 2012, our Vice President, Global Manufacturing from January 2006 to January 2007, our Regional Director of North America Operations from December 2003 to January 2005 and as our Plant Manager in Hazlet, New Jersey from October 1999 to May 2003.
Amos Anatot has served as our President, Frutarom since October 2018 when we acquired Frutarom. Mr. Anatot joined Frutarom in 2010, and most recently served as Frutarom’s Executive Vice President of Global Supply Chain & Operations. Prior to joining Frutarom, Mr. Anatot spent 18 years at Teva Pharmaceutical Industries and its European subsidiaries and held various positions of increasing responsibility, including 10 years as Vice President of Teva Europe. Mr. Anatot holds an industrial engineering degree from Technion-Israel Institute of Technology.

ITEM 1A.	RISK FACTORS.
We routinely encounter and address risks in conducting our business. Some of these risks may cause our future results to be different - sometimes materially different - than we presently anticipate. Below are material risks we have identified that could adversely affect our business. How we react to material future developments, as well as how our competitors and customers react to those developments, could also affect our future results
We may not realize the benefits anticipated from the Frutarom acquisition, which could adversely affect our business.
Part of our growth strategy has included growth through acquisitions within the fragrance, flavors, natural ingredient industries and adjacencies. The Frutarom acquisition was our most significant acquisition and brings a significantly different customer base and new adjacent product categories to our business. Our expectations about the benefits of this acquisition are based on projections and assumptions about our combined businesses which depend on (i) our ability to maintain the current Frutarom business, (ii) our ability to achieve the anticipated synergies and (iii) our ability to cross-sell the combined company’s products. We may encounter significant challenges achieving these anticipated benefits, including the following:

•
potential disruption of, or reduced growth in, our historical core businesses, due to diversion of management attention from our historical core business and uncertainty with our current customer and supplier relationships;

•	challenges arising from the expansion of our product offerings into adjacencies with which we have limited experience, including functional foods and nutraceuticals;

•	coordinating and integrating research and development teams across technologies and products to enhance product development while reducing costs;

•
consolidating and integrating corporate, information technology, finance and administrative infrastructures, and integrating and harmonizing business systems, which may be more difficult than anticipated due to the significant number of acquisitions completed by Frutarom over the past few years;

•	coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, cross-selling opportunities and growth prospects from combining Frutarom’s business with our business;

•	the increased scale, regulatory compliance costs and complexity of our operations;

•	retaining key employees, suppliers and other partners;

•	retaining and efficiently managing Frutarom’s significantly expanded and decentralized customer base;

•	difficulties in anticipating and responding to actions that may be taken by competitors in response to the transaction; and

•	the assumption of and exposure to unknown or contingent liabilities of Frutarom.

In addition, our anticipated benefits of the acquisition of Frutarom contemplate significant cost-saving synergies, which we expect to arise principally from facility consolidation and rationalization of supply chain relationships. Even if we are able to successfully integrate the operations of Frutarom with ours, we may not realize the full benefits of the acquisition if we are unable to identify and implement the anticipated cost savings or if the actions taken to implement such cost-savings have unintended consequences on our other business operations.
If we do not successfully manage these issues and the other challenges inherent in integrating Frutarom, we may not achieve the anticipated benefits of the acquisition, we could incur unanticipated expenses and charges and our operating results could be materially and adversely affected.
The Frutarom acquisition resulted, and may continue to result, in significant charges or other liabilities that could adversely affect the financial results of the combined company.
Our financial results, following the acquisition of Frutarom, were adversely affected by cash expenses and non-cash accounting charges incurred in connection with the acquisition. We expect these types of charges to continue as a result of the integration of the business and operations of Frutarom. As a result of the acquisition, we assumed all of Frutarom’s liabilities, including unknown and contingent liabilities. Due to the nature of the transaction and the characteristics of Frutarom, our ability to conduct extensive due diligence was limited and we may subsequently identify additional obligations, including those that Frutarom assumed in its prior acquisitions, during the measurement period. Prior to our acquisition, Frutarom completed 47 acquisitions since 2011, including 22 since the beginning of 2016. Our ability to accurately identify and assess the magnitude of the liabilities assumed by Frutarom in these acquisitions was limited by, among other things, the information available to us and Frutarom and the limited operating experience that Frutarom has with these acquired entities. If we are not able to completely assess the scope of these liabilities or if these liabilities are neither probable nor estimable at this time, our future financial results could be adversely affected by unanticipated reserves or charges, unexpected litigation or regulatory exposure, unfavorable accounting charges, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition.
Our incurrence of additional debt to pay the cash portion of the Frutarom consideration increased our financial leverage and could adversely affect our future cash flows and cost of capital.
In connection with the acquisition of Frutarom, we borrowed approximately $3.3 billion of additional debt, consisting of $2.8 billion of senior unsecured notes, $350.0 million in term loans and $139.5 million of senior unsecured amortizing notes associated with the tangible equity units. Incurring this new debt significantly increased our leverage. There may be circumstances in which required payments of principal and/or interest on this new debt could adversely affect our cash flows, our operating results or our ability to return capital to our shareholders through dividends or stock repurchases. Furthermore, our degree of leverage could adversely affect our future credit ratings. If we are unable to maintain or improve our current investment grade rating, it could adversely affect our future cost of funding, liquidity and access to capital markets. In addition, our current level of leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing, and our ability to pursue certain operational and strategic opportunities, including large acquisitions.
If we are unable to successfully market to our expanded and decentralized Taste and Frutarom customer base, our operating results and future growth may be adversely affected.
As a result of our acquisition of Frutarom, the number of our customers significantly increased and became more decentralized. Our historical customer base was primarily comprised of large food, beverage and consumer products companies. These customers have faced, in recent years, growing competition from mid- and small-sized regional companies and companies focused on niche-product categories. In connection with Vision 2020, we identified serving these small and mid-sized clients as a key element of our business strategy and invested in this strategy through the introduction of Tastepoint by IFF in the US, which resulted from the acquisitions of Ottens Flavors and David Michael. With the Frutarom acquisition, we have significantly expanded our customer base, by approximately 39,000 customers, composed principally of globally-located small and mid-sized companies. This substantial increase in our customer base will require us to adjust our corporate, information technology, finance and administrative infrastructures and corporate sales and customer culture. Further, we may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require and the infrastructure required to deliver our products. However, if we are unable to successfully implement this strategy or gain market share with this growing customer base, our future growth could be adversely affected.

Our business is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.
The market for flavors, fragrances and natural ingredients is highly competitive. We face vigorous competition from companies throughout the world, including multi-national and specialized flavor, fragrance and cosmetic ingredients companies, as well as consumer product companies who may develop their own flavors, fragrances or cosmetic ingredients. In the flavors industry, we also face increasing competition from ingredient suppliers that have expanded their portfolios to include flavor offerings. Some of our competitors specialize in one or more of our product sub-segments, while others participate in many of our product sub-segments. In addition, some of our global competitors may have greater resources than we do or may have proprietary products that could permit them to respond to changing business and economic conditions more effectively than we can. Consolidation of our competitors may exacerbate these risks.
As we continue to enter into adjacent markets, such as cosmetic ingredients and, recently through the Frutarom acquisition, functional foods, specialty fine ingredients and health and wellness products, we may face greater competition-related risks in these markets than with our core historic flavor and fragrances businesses. For example, the specialty fine ingredients market is more price sensitive than the flavors market and is characterized by relatively lower profit margins. Some fine ingredients products manufactured by Frutarom are less unique and more replaceable by competitors’ products. There is no assurance that operating margins will not erode in the future, which could substantially impact our business, operating results and financial condition.
Competition in our business is based on innovation, product quality, regulatory compliance, pricing, quality of customer service, the support provided by marketing and application groups, and understanding of consumers. It is difficult for us to predict the timing, scale and success of our competitors’ actions in these areas. In particular, the discovery and development of new flavors and fragrance compounds and ingredients, protection of our intellectual property and development and retention of key employees are critical to our ability to effectively compete in our business. Increased competition by existing or future competitors, including aggressive price competition, could result in the potential loss of substantial sales or create the need for us to reduce prices or increase spending, and this could have an adverse impact on sales and profitability.
If we are unable to provide our customers with innovative, cost-effective products that allow them to achieve their own profitability expectations, our sales and results of operations will suffer.
During 2018, our 25 largest customers accounted for 47% of our sales, and the largest customer across all end-use categories accounted for 9% to 12 % of our sales for each of the last three fiscal years. Loss of or a reduction in sales to our largest customer or any of our other large customers for an extended period of time could adversely affect our business or financial results.
Large multi-national customers, and increasingly, middle-market customers are unilaterally limiting the number of their suppliers or rationalizing the number of products that they offer to increase their margins and profitability. As part of these initiatives, these customers are creating “core lists” of suppliers and giving these “core lists” suppliers priority for new or modified products. Recently, these customers are making inclusion on their “core lists” contingent upon a supplier providing more favorable commercial terms, including rebates, which could adversely affect our margins. We must either offer competitive cost-in-use solutions to secure and maintain inclusion on these “core lists” or seek to manage the relationship without being on the “core-list”. If we chose not to pursue “core-list” status due to profitability concerns or if we are unable to obtain “core-list” status our ability to maintain our share of the customers’ future purchases could be adversely affected and therefore our future results of operations.
Furthermore, consolidations amongst our customers have resulted in larger and more sophisticated customers with greater buying power and additional negotiating strength. These and other profitability initiatives being pursued by our customers reduce the market opportunity for which we compete and subject the volume and pricing of the remaining suppliers to downward pressure. To be successful in this competitive environment, we must continue to make investments in customer relationships and tailor product research and development in order to anticipate customers’ needs, deliver products that contribute to our customers’ profitability, and provide effective customer service.
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
As a company engaged in the global development, manufacture and distribution of products, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, product quality control issues, safety, licensing requirements and other regulatory issues, as well as natural disasters, international conflicts, terrorist acts and other external factors over which we have no control. While we operate research and development, manufacturing and distribution facilities throughout the world, many of these facilities are extremely specialized and certain of our R&D or creative laboratories facilities are uniquely situated to support our research and development efforts while certain of our manufacturing facilities are the sole location where a specific ingredient or product is produced. If our research and development activities or the manufacturing of ingredients or products were disrupted, the cost of relocating or replacing these activities or reformulating these ingredients or products may be substantial, which could result in production or development delays or otherwise have an adverse effect on our margins, operating results and future growth.
A disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties, could adversely affect our business and financial results.
In connection with our manufacture of our fragrance and flavor compounds, we often rely on third party suppliers for ingredients and raw materials that are integral to our manufacture of such compounds. Our purchases of raw materials are subject to fluctuations in market price and availability caused by weather, climate change, growing and harvesting conditions, market conditions, governmental actions and other factors beyond our control. Our natural products and ingredients may also be subject to import alerts or specific country regulations that would impair our ability to obtain sufficient quantity at the relevant manufacturing facility. In addition, our ingredient suppliers, similar to us, are subject to the risks inherent in manufacturing and distribution on a global scale, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, disruption or loss of key research or manufacturing sites, product quality control, safety and environmental compliance issues, licensing requirements and other regulatory issues, as well as natural disasters, international conflicts, terrorist acts and other external factors over which they have no control. These suppliers also could become insolvent or experience other financial distress. For example, a fire at the manufacturing facility of BASF Group (“BASF”), one of our suppliers, in 2017 caused them to declare a force majeure and has resulted in a disruption of the availability of certain ingredients used in some of our fragrance and flavor compounds. If our suppliers are unable to supply us with sufficient ingredients and raw materials to meet our needs, we would need to seek alternative sources of such materials or pursue our own production of such ingredients or direct acquisition of such raw materials. However, for certain of our raw ingredients and raw materials we rely on a limited number of suppliers where there are not readily available alternatives. If we are unable to obtain or manufacture alternative sources of such ingredients or raw materials at a similar cost, we would seek to (i) reformulate our compounds and/or (ii) increase pricing to reflect the higher supply cost. However, if we are not able to successfully implement any of these alternatives, we could experience disruptions in production, increased cost of sales and a corresponding decrease in gross margin or reduced sales if our competitors were able to more successfully adjust to such market disruption. Such fluctuations and decrease in gross margin could have a material adverse effect on our business, results of operations and financial condition.
Volatility and increases in the price of raw materials, energy and transportation could harm our profits.
We use many different raw materials for our business, including essential oils, extracts and concentrates derived from fruits, vegetables, flowers, woods and other botanicals, animal products, raw fruits, organic chemicals and petroleum-based chemicals. Historically, we have experienced a considerable amount of price volatility in natural products that represent approximately half of our raw material purchases, and we expect this volatility to continue in the near future. For example, during and in 2018, we experienced increases in the prices of certain naturals, including citrus. In addition, because Frutarom’s number of natural product offerings is substantial, this risk may be exacerbated. Availability and pricing of these natural products can be impacted by crop size and quality, weather, climate change, alternative land use, and other factors which we cannot control.

If we are unable to increase the prices to our customers of our flavor or fragrance compounds or natural ingredient products to offset raw material and other input cost increases, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations and our profits and operating results could be adversely affected. Increases in prices of our products to customers may lead to declines in volume, and we may not be able to accurately predict the volume impact of price increases, which could adversely affect our financial condition and results of operations.
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
If we are unable to comply with regulatory requirements and industry standards, including those regarding product safety, quality, efficacy and environmental impact, we could incur significant costs and suffer reputational harm which could adversely affect results of operations.
The development, manufacture and sale of our products are subject to various regulatory requirements in each of the countries in which our products are developed, manufactured and sold. In addition, we are subject to product safety and compliance requirements established by the industry or similar oversight bodies or contractually by our customers, including requirements concerning product safety, quality and efficacy, environmental impacts (including packaging, energy and water use and waste management) and other sustainability or similar issues. We use a variety of strategies, methodologies and tools to (i) identify current product standards, (ii) assess relative risks in our supply chain that can impact product integrity, (iii) monitor internal and external performance and (iv) test raw materials and finished goods to minimize the likelihood of product or process non-compliance.
Gaps in our operational processes or those of our suppliers can result in products that do not meet our quality control standards or industry standards or fail to comply with the relevant regulatory requirements, which in turn can result in finished consumer goods that do not comply with these standards and requirements. Products that are mislabeled, contaminated or damaged could result in a regulatory non-compliance event or even a product recall by the FDA or a similar foreign agency. Our contracts often require us to indemnify our customers for the costs associated with a product non-compliance event, including penalties, costs and settlements arising from litigation, remediation costs or loss of sales. As our flavors and fragrance compounds and ingredients are used in many products intended for human use or consumption, these consequences would be exacerbated if we or our customer did not identify the defect before the product reaches the consumer and there was a resulting impact at the consumer level. Such a result could lead to potentially large scale adverse publicity, negative effects on consumer’s health, recalls and potential consumer litigation. In addition, if we do not have adequate insurance or contractual indemnification from suppliers or other third parties, or if insurance or indemnification is not available, the liability relating to product or possible third-party claims arising from mislabeled, contaminated or damaged products could adversely affect our business, financial condition or results of operations. Furthermore, adverse publicity about our products, or our customers’ products that contain our ingredients, including concerns about product safety or similar issues, whether real or perceived, could harm our reputation and result in an immediate adverse effect on our sales and customer relationships, as well as require us to utilize significant resources to rebuild our reputation.
The interruption or failure of key information technology systems or a loss of data, malicious attack or other breach of security of our information technology systems, may have a material adverse effect on our ability to conduct our business, subject us to increased operating costs, damage our reputation and expose us to litigation.
We rely on information technology systems, including some managed by third-party providers, to conduct business and support our business processes, including product formulas, product development, sales, order processing, production, distribution, internal communications and communications with third parties throughout the world, processing transactions, summarizing and reporting results of operations, complying with regulatory, tax or legal requirements, and collecting and storing customer, supplier, employee and other stakeholder information. The Frutarom acquisition may also pose additional burden on our information technology systems as we integrate our information and financial systems into our newly acquired facilities. These systems may be susceptible to disruptions or outages due to fire, floods, power loss, telecommunications failures, natural disasters, cyber-attacks, failed upgrades or other similar events, or due to the poor performance of third-party providers. An effective response to disruptions will require effort and diligence on the part of our employees and third-party providers to avoid any adverse impact to our business. In addition, our systems and proprietary data stored electronically may be vulnerable to computer viruses, cybercrime, computer hacking and similar information security breaches, which in turn could result in the unauthorized release or misuse of confidential or proprietary information about our business (including, but not limited to, the trade secrets upon which we rely to protect our proprietary fragrance and flavor formulations), employees, or customers, and disrupt our operations. Depending on their nature and scope, these threats could potentially lead to improper use of our systems and networks, manipulation and destruction of data or product non-compliance. The occurrence of any of these events could disrupt our business and have a material adverse effect on our sales, subject us to increased operating costs, damage our reputation and expose us to litigation or regulatory proceedings.
Increasing awareness of health and wellness are driving changes in the consumer products industry, and if we are unable to react in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
We must continually anticipate and react, in a timely and cost-effective manner, to changes in consumer preferences and demands, including changes in demand driven by increasing awareness of health and wellness and demands for transparency with respect to product ingredients. Consumers, especially in developed economies such as the U.S. and Western Europe, are shifting away from products containing artificial ingredients to all natural, healthier alternatives. In addition, there has been a growing demand by consumers, non-governmental organizations and, to a lesser extent, governmental agencies to provide more transparency in product labeling and our customers have been taking steps to address this demand, including by voluntarily providing product-specific ingredients disclosure. These two trends could affect the types and volumes of our ingredients and compounds that our customers include in their consumer product offerings. If we are unable to react to or anticipate these trends in a timely and cost-effective manner, our results of operations and future growth may be adversely affected.
If we are unable to successfully establish and manage collaborations, joint ventures or partnerships that lead to development or commercialization of products, it could adversely affect our growth.
From time to time, we evaluate and enter into collaborations, joint ventures or partnerships to enhance our research and development efforts or expand our materials portfolio or technology. The process of establishing and maintaining collaborative relationships is difficult and time-consuming to negotiate, document and implement. We may not be able to successfully negotiate these arrangements or the terms of the arrangements may not be as favorable as anticipated. Furthermore, our ability to generate revenues from such collaborations will depend on our partners’ abilities and efforts to successfully perform the functions assigned to them in these arrangements and these collaborations may not lead to development or commercialization of products in the most efficient manner, or at all. In addition, from time to time, Frutarom has acquired, and we intend to continue to acquire, only a majority interest in companies and providing earnouts for the former owners and the ability for us to acquire the minority interests at a future date at an established price. These investments may have additional risks and may not be as efficient as other operations as we may have fiduciary or contractual obligations to the minority investors. If we are unable to successfully establish and manage these collaborative relationships and majority investments it could adversely affect our future growth.
We have made investments in and continue to expand our business into emerging markets, which exposes us to certain risks.
As part of our growth strategy, we have increased our presence in emerging markets by expanding our manufacturing presence, sales organization and product offerings in these markets, and we expect to continue to expand our business in these markets. With our combination with Frutarom, who also had a significant presence in emerging markets, our business in these markets has meaningfully grown. In addition to the currency and international risks described below, our operations in these markets may be subject to a variety of other risks. Emerging markets typically have a consumer base with limited or fluctuating disposable income and customer demand in these markets may fluctuate accordingly. As a result, decrease in customer demand in emerging markets may have an adverse effect on our ability to execute our growth strategy. Further, there is no assurance that our existing products, variants of our existing products or new products that we make, manufacture, distribute or sell will be accepted or be successful in any particular developing or emerging market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise. In addition, emerging markets may have weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization or other government actions that may affect taxes, subsidies and incentive programs and the flow of goods and currency. In conducting our business, we move products from one country to another and may provide services in one country from a subsidiary located in another country. Accordingly, we are vulnerable to abrupt changes in trade, customs and tax regimes in these markets. If we are unable to expand our business in developing and emerging markets, effectively operate, or manage the risks associated with operating in these markets, or achieve the return on capital we expect from our investments in these markets, our operating results and future growth could be adversely affected.
The impact of currency fluctuation or devaluation in the international markets in which we operate may negatively affect our results of operations.
We have significant operations outside the US, the results of which are reported in the local currency and then translated into U.S. dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. dollar have fluctuated and will continue to do so in the future. For example, as of July 1, 2018, we concluded that Argentina’s economy is highly inflationary under US GAAP, as it has experienced cumulative inflation of approximately 100% or more over a three-year period. While our current operations in Argentina represent less than 3% of our consolidated net sales and less than 1% of our consolidated total assets, continuing inflation in Argentina could adversely affect our profitability in a specific period. With our increased operations in emerging markets arising from our Frutarom acquisition, these risks will become exacerbated. Changes in exchange rates between these local currencies and the U.S. dollar will affect the recorded levels of sales, profitability, assets and/or liabilities. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows or liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including sourcing strategies and a limited number of foreign currency hedging activities, we cannot guarantee that such hedging and risk management strategies will be effective, and our results of operations could be adversely affected.
Our international operations are subject to regulatory, political and other risks that could materially and adversely affect our revenues, cash flows or financial position.
We operate on a global basis, with manufacturing and sales facilities in the US, Europe, Africa, the Middle East, Latin America, Israel and Greater Asia. During 2018, 75% of our net sales and, as a result of our acquisition of Frutarom, 80% of our combined net sales were to customers outside the U.S. and we intend to continue expansion of our international operations. As a result, our business is increasingly exposed to risks inherent in international operations. These risks, which can vary substantially by location, include the following:

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

•
increased environmental, health and safety regulations or the loss of necessary environmental permits in certain countries, arising from growing consumer sensitivity concerning the inclusion of flavor additives in food products and the fact that regulators perceive nutraceuticals, medical food and functional food products as having medicinal attributes;

•
the imposition of or changes in tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements, by the U.S. or other Countries, which could adversely affect our cost or ability to import raw materials or export our flavors and fragrance products to surrounding markets;

•	risks and costs arising from language and cultural differences;

•
changes in the laws and policies that govern foreign investment in the countries in which we operate, including the risk of expropriation or nationalization, and the costs and ability to repatriate the profit that we generate in these countries;

•	risks and costs associated with political and economic instability, bribery and corruption, anti-American sentiment, and social and ethnic unrest in the countries in which we operate;

•	difficulty in recruiting and retaining trained local personnel;

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
Economic uncertainty may adversely affect demand for our products which may have a negative impact on our operating results and future growth.
Our flavors and fragrance compounds and our fragrance, cosmetic active and functional food ingredients are components of a wide assortment of global consumer products throughout the world. Historically, demand for consumer products using these compounds and ingredients was stimulated and broadened by changing social habits and consumer needs, population growth, an expanding global middle-class and general economic growth, especially in emerging markets. The global economy has experienced significant recessionary pressures and declines in consumer confidence and economic growth. While some segments of the global economy appear to be recovering, the predictions surrounding the global recessionary economic environment in Europe has, and may in the near future, increase unemployment and underemployment, decrease salaries and wage rates, increase inflation or result in other market-wide cost pressures that will adversely affect demand for consumer products in both developed and emerging markets. In addition, growth rates in the emerging markets have moderated from previous levels. Reduced consumer spending may cause changes in our customer orders including reduced demand for our flavors and fragrances compounds or ingredients, or order cancellations.
The timing of placing of orders and the amounts of these orders are generally at our customers' discretion. Customers may cancel, reduce or postpone orders with us on relatively short notice. Significant cancellations, reductions or delays in orders by customers could affect our quarterly results.
It is currently anticipated that these challenging economic uncertainties will continue to affect certain of our markets during 2019 which could adversely affect our sales, profitability and overall operating results.
Our success depends on attracting and retaining talented people within our business. Significant shortfalls in recruitment or retention could adversely affect our ability to compete and achieve our strategic goals.
Attracting, developing, and retaining talented employees, including our perfumers, scientists and flavorists, is essential to the successful delivery of our products and success in the marketplace. Furthermore, as we continue to focus on innovation, our need for scientists and other professionals will increase. An important factor in our ability to realize our anticipated benefits from the Frutarom acquisition is our ability to retain key employees at Frutarom. The ability to attract and retain talented employees is critical in the development of new products and technologies which is an integral component of our growth strategy.
Competition for employees can be intense and if we are unable to successfully integrate, motivate and reward the acquired Frutarom employees or our current employees in our combined company, we may not be able to retain them. However, if we are unable to retain these employees or attract new employees in the future, our ability to effectively compete with our competitors and to grow our business could be adversely affected.
Failure to comply with environmental protection laws may cause us to close, relocate or operate one or more of our plants at reduced production levels, and expose us to civil or criminal liability, which could adversely affect our operating results and future growth.
Our business operations and properties make use of, manufacture, sell, and distribute substances that are sometimes considered hazardous and are therefore subject to extensive and increasingly stringent federal, state, local and foreign laws and regulations pertaining to protection of the environment, including air emissions, sewage discharges, the use of hazardous materials, waste disposal practices and clean-up of existing environmental contamination. Failure to comply with these laws and regulations or any future changes to them may result in significant consequences to us, including the need to close or relocate one or more of our production facilities, administrative, civil and criminal penalties, liability for damages and negative publicity. If we are unable to meet production requirements, we can lose customer orders, which can adversely affect our future growth or we may be required to make incremental capital investments to ensure supply. For example, in 2015 Chinese authorities notified us of compliance issues pertaining to the emission of odors from several of our plants in China and, consequently, we invested approximately $6.5 million in odor-abatement equipment at these facilities and have built a second flavors manufacturing facility in China, with an estimated cost of $45 million. We have also recently completed negotiations with the Chinese government concerning the relocation of a second Fragrance facility in China. Idling of facilities or production modifications has caused or may cause customers to seek alternate suppliers due to concerns regarding supply interruptions and these customers may not return or may order at reduced levels even once issues are remediated. If these non-compliance issues reoccur in China or occur or in any other jurisdiction, we may lose business and may be required to incur capital spending above previous expectations, close a plant, or operate a plant at significantly reduced production levels on a permanent basis, and our operating results and cash flows from operations may be adversely affected.

Our ongoing optimization of our manufacturing facilities may not be as effective as we anticipate, and we may fail to realize the expected cost savings and increased efficiencies.
As part of our ongoing strategy, we seek to enhance our manufacturing efficiency and align our geographic manufacturing footprint with our expectations of future growth and technology needs.
For example, we are in the process of relocating one of our Fragrance Ingredients facilities in China, constructing new facilities in India and Indonesia, and other capital projects required to integrate our recently acquired Frutarom business. The spending associated with these projects may result in capital spending above previous expectations, which could adversely affect our cash flows.
In addition, an integral component of our synergy strategy for the Frutarom acquisition is focused on rationalizing the aggregate number of sites that the combined company operates. Our ability to realize anticipated cost savings and synergies from these activities may be affected by various factors and may pose significant risks, including:

•	the risk that we may be unable to successfully and efficiently manufacture the relocated product lines at a different manufacturing facility;

•	the risk that we may be unable to effectively reduce overhead and integrate and retain employees of the relocated operations;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	the risk that we may face integrating newly acquired manufacturing, distribution and technology facilities;

•	potential strains on our personnel, systems and resources and diversion of attention from other priorities; and

•	unforeseen or contingent liabilities of the relocated operations.
Furthermore, actual charges, costs and adjustments due to these activities may vary materially from our estimates, and these activities may require cash and non-cash integration and implementation costs or charges in excess of budgeted amounts, which could offset any such savings and other synergies and therefore could have an adverse effect on our margins.
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
The global nature of our business, the significance of our international revenue and our focus on emerging markets create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws and regulations in other countries generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or for other commercial advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the U.S. and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate or may pursue opportunities in some jurisdictions, such as China, India, Brazil, Russia and Africa, which pose potentially elevated risks of fraud or corruption or increased risk of internal control issues. In certain jurisdictions, compliance with anti-bribery laws may conflict with local customs and practices. From time to time, we have conducted and will conduct internal investigations of the relevant facts and circumstances, control testing and compliance reviews, and take remedial actions, when appropriate, to help ensure that we are in compliance with applicable corruption and similar laws and regulations. In addition, Frutarom grew through rapid acquisition and, as part of our integration efforts, we will be seeking to implement our anti-corruption and similar policies throughout a number of those acquired companies, many of which were not previously subject to these U.S. laws.
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
We rely on patents and trade secrets to protect our intellectual property rights. We often rely on trade secrets to protect our proprietary fragrance and flavor formulations, as well as our extract methodologies, and processes for our nutraceutical, natural colors for food and natural antioxidants for food protection, as this does not require us to publicly file information regarding our intellectual property. From time to time, a third party may claim that we have infringed upon or misappropriated their intellectual property rights, or a third party may infringe upon or misappropriate our intellectual property rights. We could incur significant costs in connection with legal actions to assert our intellectual property rights against third parties or to defend ourselves from third party assertions of invalidity, infringement or misappropriation or other claims. Any settlement or adverse judgment resulting from such litigation could require us to obtain a license to continue to use the intellectual property rights that are the subject of the claim, or otherwise restrict or prohibit our use of such intellectual property rights. Any required licensing fees may not be available to us on acceptable terms, if at all. For those intellectual property rights that are protected as trade secrets, this litigation could result in even higher costs, and potentially the loss of certain rights, since we would not have a perfected intellectual property right that precludes others from making, using or selling our products or processes. The ongoing trend among our customers towards more transparent labeling could further diminish our ability to effectively protect our proprietary flavor formulations.
For intellectual property rights that we seek to protect through patents, we cannot be certain that these rights, if obtained, will not later be opposed, invalidated, or circumvented. In addition, even if such rights are obtained in the US, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the US. If other parties were to infringe on our intellectual property rights, or if a third party successfully asserted that we had infringed on their intellectual property rights, it could materially and adversely affect our future results of operations by (i) reducing the price that we could obtain in the marketplace for products which are based on such rights, (ii) increasing the royalty or other fees that we may be required to pay in connection with such rights or (iii) limiting the volume, if any, of such products that we can sell.
Our results of operations may be negatively impacted by the outcome of uncertainties related to litigation.
From time to time we are involved in a number of legal claims, regulatory investigations and litigation, including claims related to intellectual property, product liability, environmental matters and indirect taxes. For instance, product liability claims may arise due to the fact that we supply flavors and fragrances to the food and beverage, functional food, pharma/nutraceutical and personal care industries. Our manufacturing and other facilities may expose us to environmental claims and regulatory investigations. In addition, as we expand our product offering into functional food, nutraceuticals, and natural antioxidants, we may also be subject to claims of false or deceptive advertising claims in the U.S., Europe and other foreign jurisdictions in which we offer these types of products. These claims can arise as a result of function claims, health claims, nutrient content claims and other claims that impermissibly suggest therapeutic benefits for certain foods or food components. The cost of defending these claims or our obligations for direct damages and indemnification if we were found liable could adversely affect our profitability and our results of operations.
As a result of the acquisition of Frutarom, we assumed a number of legal claims, regulatory investigations and litigation and we may become involved in additional actions in the future arising from the acquired operations. Specifically, as Frutarom has a significantly greater number of facilities that are located globally and a significantly larger number of customers, our exposure to these type of environmental claims, product liability claims and regulatory investigations may increase. This could result in an increase in our cost for defense or settlement of claims or indemnification obligations if we were to be found liable in excess of our historical experience. Our insurance may not be adequate to protect us from all material expenses related to pending and future claims and our current levels of insurance may not be available in the future at commercially reasonable prices. Any of these factors, could adversely affect our profitability and results of operations.
Our funding obligations for our pension and postretirement plans could adversely affect our earnings and cash flows.
The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, we could be required to make larger contributions. The equity markets can be very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase our required contributions in the future and adversely impact our liquidity.
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
A significant portion of our assets consists of long-lived assets, including tangible assets such as our manufacturing facilities, and intangible assets and goodwill. As a result of numerous recent acquisitions, including the 2018 acquisition of Frutarom, as of December 31, 2018, we had recorded approximately $8.4 billion of intangible assets and goodwill including goodwill and intangible assets related to our acquisitions. After the Frutarom acquisition was completed, for instance, we recorded a significant amount of goodwill and other intangible assets on our consolidated financial statements. Long-lived assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For example, the amount of goodwill that we recorded from the Frutarom acquisition could be subject to impairment based upon future adverse changes in our business or prospects, including our inability to recognize the benefits anticipated by the transaction. Additionally, goodwill is subject to an impairment test at least annually. Indicators such as under performance relative to historical or projected future operating results, changes in our strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, unanticipated competitive activities, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. To the extent any of our acquisitions do not perform as anticipated, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill occur.
Changes in our tax rates, the adoption of new U.S. or international tax legislation, or changes in existing tax laws could expose us to additional tax liabilities that may affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in liabilities for uncertain tax positions, cost of repatriations or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability.
We have and will continue to implement transfer pricing policies among our various operations located in different countries. These transfer pricing policies are a significant component of the management and compliance of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential non-compliance and impose significant interest charges and penalties where non-compliance is determined. However, governmental authorities could challenge these policies more aggressively in the future and, if challenged, we may not prevail. We could suffer significant costs related to one or more challenges to our transfer pricing policies.
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
In addition, a number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multi-national companies and, in the European Union, the tax policies of certain European Union member states. One of these efforts has been led by the Organisation for Economic Co-operation and Development, an international association of 34 countries including the U.S., which has finalized recommendations to revise corporate tax, transfer pricing, and tax treaty provisions in member countries. Since 2013, the European Commission (“EC”) has been investigating tax rulings granted by tax authorities in a number of European Union member states with respect to specific multi-national corporations to determine whether such rulings comply with European Union rules on state aid, as well as more recent investigations of the tax regimes of certain European Union member states. Under European Union law, selective tax advantages for particular taxpayers that are not sufficiently grounded in economic realities may constitute impermissible state aid. If the EC determines that a tax ruling or tax regime violates the state aid restrictions, the tax authorities of the affected European Union member state may be required to collect back taxes for the period of time covered by the ruling. In late 2015 and early 2016, the EC declared that tax rulings, related to other companies, by tax authorities in Luxembourg, the Netherlands and Belgium did not comply with the European Union state aid restrictions. If the EC were to successfully challenge tax rulings applicable to us in any of the member states in which we are subject to taxation, we could be exposed to increased tax liabilities.
The recently adopted U.S. tax legislation may result in additional tax liabilities that may affect our future results and profitability.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, limiting deductibility of interest expense and performance based incentive compensation, transitioning to a territorial system and creating new taxes associated with global operations. The Tax Act impacted our consolidated results of operations during 2018 and is expected to continue to impact our consolidated results of operations in future periods. In future periods, we expect that our effective tax rate will be impacted by the lower U.S. corporate tax rate that will initially be offset by the elimination of the deductibility of performance based incentive compensation, and other provisions of the Tax Act that may impact us prospectively. However, the ultimate impact of the Tax Act will depend on additional regulatory or accounting guidance that may be issued with respect to the Tax Act and any operating and structural changes that we may undertake to permit us to benefit from the new, lower U.S. tax rate prospectively. This could adversely affect our results of operations.
The potential government regulation of certain of our product development initiatives is uncertain, and we may be subject to adverse consequences if we fail to comply with applicable regulations.
As part of our ingredients research program, we seek to enhance our collaboration with research institutions and companies throughout the world, including biotechnology companies. However, it is unclear whether any of our product developments will be classified as genetically modified food products subject to regulation as a biotechnology product. The manufacture of biotechnology products is subject to applicable Current Good Manufacturing Practice (CGMP) regulations as prescribed by the Food and Drug Administration and the applicable standards prescribed by European Commission and the competent authorities of European Union Member States and to other rules and regulations prescribed by foreign regulatory authorities. Compliance with these regulations can be expensive and time consuming. Such regulation could also subject us to requirements for labeling and traceability, which may cause our customers to avoid our affected products and seek our competitors’ products. This may result in our inability to realize any benefit from our investment and have an adverse effect on our operating results.
Our business may be negatively impacted as a result of the United Kingdom’s expected departure from the European Union in 2019.

We currently manufacture goods in the United Kingdom for distribution in the European Union and vice-versa and therefore may be adversely affected as a result of the United Kingdom’s expected departure from the European Union in 2019. The United Kingdom is expected to withdraw from the European Union in March 2019, commonly referred to as “Brexit”. Negotiations are still underway to determine the terms of the United Kingdom’s withdrawal from the European Union. The progress and outcomes of Brexit negotiations have, and may continue to, create global economic uncertainty, especially as customers and potential customers are unable to currently gauge the future regulations, and therefore costs, that will apply to their operations in the United Kingdom, and between the United Kingdom and the European Union. The withdrawal could, among other outcomes, exacerbate the disruption of the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the United Kingdom and the European Union or other nations as the United Kingdom pursues independent trade relations. In addition, Brexit has caused legal uncertainty, which could last indefinitely, and may potentially create divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate.
The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Our principal properties are as follows:

Location	Operation
United States
Carrollton, TX(1)	Production of flavor compounds; flavor laboratories.
Hazlet, NJ(1)	Production of fragrance compounds; fragrance laboratories.
Jacksonville, FL	Production of fragrance ingredients.
New York, NY(1)	Fragrance laboratories; corporate headquarters.
South Brunswick, NJ(1)	Production of flavor compounds and ingredients; flavor laboratories.
Union Beach, NJ	Research and development center.
Winter Haven, FL	Frutarom production of citrus.
Ridgefield, NJ(1)	Frutarom production of health products.
Corona, CA(1)	Frutarom production of flavors powders and liquids.
Canada
Montreal	Frutarom production of savory solutions.
Toronto	Frutarom production of savory solutions.
France
Neuilly(1)	Fragrance laboratories.
Grasse	Production of fragrance compounds, and cosmetic ingredients.
Great Britain
Haverhill	Production of flavor compounds and ingredients, and fragrance ingredients; flavor laboratories.
Hartlepool	Frutarom production of specialty fine ingredients.
Netherlands
Hilversum	Flavor and fragrance laboratories, and administrative offices.
Tilburg	Production of flavor compounds and ingredients, and fragrance compounds.
Spain
Benicarló	Production of fragrance ingredients.
Cartagena Murcia	Frutarom production of colors, flavor extracts and food protection.
Murcia	Frutarom production of health ingredients, flavor extracts and food protection.
Egypt
Cairo	Production of flavor compounds and manufacturing.
Argentina
Garin	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
Brazil
Rio de Janeiro	Production of fragrance compounds.
São Paulo	Flavor and fragrance laboratories.
Taubate	Production of flavor compounds and ingredients.
Minas Gerias(1)	Frutarom production of taste solutions.
Arroio Do Meio	Frutarom production of savory solutions.
Palmeira de Goias	Frutarom production of savory solutions.
Mexico
Tlalnepantla	Production of flavor and fragrance compounds; flavor and fragrance laboratories.
Monterrey	Frutarom production of savory solutions.
San Louis Potosi	Frutarom production of savory solutions.

Location	Operation
Peru
Lima(1)	Frutarom production of flavor and savory solutions and colors.
Guatemala
Guatemala City	Frutarom production of flavor and savory solutions.
India
Mumbai(2)	Flavor and fragrance laboratories.
Chennai(2)	Production of flavor compounds and ingredients, and fragrance compounds; flavor laboratories.
New Zealand
Mut Maunganui	Frutarom production of taste solutions.
Australia
Dandenong	Production of flavor compounds and flavor ingredients.
China
Guangzhou(3)	Production of flavor compounds.
Guangzhou(3)	Production of fragrance compounds.
Shanghai(4)	Flavor and fragrance laboratories.
Xin’anjiang(5)	Production of fragrance ingredients.
Zhejiang(3)	Production of fragrance ingredients.
Guang Dong	Frutarom production of taste solutions.
Shanghai	Frutarom production of flavors.
Pucheng	Frutarom production of specialty fine ingredients.
Indonesia
Jakarta	Production of flavor compounds and ingredients; flavor and fragrance laboratories.
Vietnam
Ho Chi Minh(1)	Frutarom production of flavors.
Thailand
Bangkok	Frutarom production of savory solutions.
Japan
Gotemba	Production of flavor compounds.
Tokyo	Flavor and fragrance laboratories.
Singapore
Jurong(4)	Production of flavor and fragrance compounds.
Science Park(1)	Flavor and fragrance laboratories.
Poland
Radzymin	Frutarom production of savory solutions.
Turkey
Gebze	Production of flavor compounds.
Slovania
Markovci	Frutarom production of health products.
Skofja	Frutarom production of flavor, food systems and savory powders.
Austria
Salzburg(1)	Frutarom production of savory solutions.
Switzerland
Reinach	Frutarom production of food systems.
Niederuzwil	Frutarom production of savory solutions.

Location	Operation
Israel
Kibbutz Givat-Oz(3)	Production of fragrance ingredients.
Migdal H'aemeq	Frutarom production of health products.
Akko(1)	Frutarom production of savory solutions.
Gilat(1)	Frutarom production of algea.
Belgium
Olen	Frutarom production of powders.
Germany
Hamburg	Production of fragrance compounds.
Stadthagen	Frutarom production of health products.
Emmerich	Frutarom production of food systems.
Stuttgart(1)	Frutarom starter culture production for savory.
Sittensen(1)	Frutarom production of savory solutions.
Freilassing	Frutarom production of savory solutions.
_______________________

(1)	Leased.

(2)	We have a 93.4% interest in the subsidiary company that owns this facility.

(3)	Land is leased and building, machinery and equipment are owned.

(4)	Building is leased and machinery and equipment are owned.

(5)	We have a 90% interest in the subsidiary company that leases the land and owns the buildings and machinery.
Our principal executive offices and New York laboratory facilities are located at 521 West 57th Street, New York City.

ITEM 3.	LEGAL PROCEEDINGS.
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
We have been identified as a PRP at seven facilities operated by third parties at which investigation and/or remediation activities may be ongoing. We analyze our potential liability on at least a quarterly basis. We accrue for environmental liabilities when they are probable and estimable. We estimate our share of the total future cost for these sites to be less than $3 million.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information.
Our common stock is principally traded on the New York Stock Exchange and available on the Tel Aviv Stock Exchange, both under the ticker symbol "IFF".
Approximate Number of Equity Security Holders.

Title of Class	Number of shareholders of record as of February 15, 2019
Common stock, par value 12 1/2¢ per share	1,656
Issuer Purchases of Equity Securities.
None.
Performance Graph.
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; and (iii) a customized Peer Group. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on December 31, 2013.
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

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)							Net Income (Loss) Per Share
	Net Sales		Gross Profit(a)		Net Income (Loss)(b)		Basic(e)		Diluted(c)(d)
Quarter	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
First	$930,928	$828,293	$405,809	$363,083	$129,416	$115,764	$1.63	$1.46	$1.63	$1.45
Second	920,016	842,861	398,717	372,984	99,149	109,795	1.25	1.39	1.25	1.38
Third	907,548	872,940	400,666	380,398	95,716	110,261	1.18	1.39	1.17	1.39
Fourth	1,219,047	854,625	477,515	355,998	15,500	(40,155)	0.09	(0.51)	0.09	(0.51)
	$3,977,539	$3,398,719	$1,682,707	$1,472,463	$339,781	$295,665	$3.81	$3.73	$3.79	$3.72
 _______________________
* See the following chart for (a)-(c) footnote explanations.

Included in the above quarterly results are the following:

	Footnotes
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	Gross Profit (a)	Net Income(b)	Diluted EPS (c)	Description
Q1 2018
Operational Improvement Initiatives	453	732	0.01	Represents accelerated depreciation related to a plant relocation in India and a lab closure in Taiwan.
Acquisition Related Costs	—	(380)	—	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
Restructuring and Other Charges, net	—	548	0.01	Represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
Gain on Sale of Assets	—	(52)	—	Represents gains on sale of assets.
FDA Mandated Product Recall	5,000	3,804	0.05	Represents management's best estimate of losses related to the previously disclosed FDA mandated recall.
U.S. Tax Reform	—	649	0.01	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
Q2 2018
Operational Improvement Initiatives	403	261	—	Represents accelerated depreciation related to a plant relocation in India.
Acquisition Related Costs	—	(3)	—	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
Integration Related Costs	—	993	0.01	Represents costs related to the integration of David Michael.
Restructuring and Other Charges, net	—	147	—	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	1,001	0.01	Represents gains on sale of assets.
Frutarom Acquisition Related Costs	—	30,446	0.38
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount includes $10.6 million of bridge loan commitment fees included in Interest expense, $25.0 million mark-to-market loss adjustment on an interest rate derivative and an $11.0 million mark-to-market gain adjustment on a foreign currency derivative, and $12.5 million of transaction costs included in administrative expenses.

Q3 2018
Operational Improvement Initiatives	398	220	—	Represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off.
Acquisition Related Costs	—	(2)	—	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
Integration Related Costs	18	722	0.01	Represents costs related to the integration of Frutarom.
Restructuring and Other Charges, net	—	699	0.01	Represents severance costs related to the 2017 Productivity Program.
Gain on Sale of Assets	—	(1,243)	(0.02)	Represents gains on sale of assets.
FDA Mandated Product Recall	(9,800)	(7,456)	(0.09)	Represents recoveries from the supplier related to the previously disclosed FDA mandated recall.
U.S. Tax Reform	—	(8,151)	(0.10)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
Frutarom Acquisition Related Costs	—	45,433	0.56
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

Q4 2018
Operational Improvement Initiatives	396	262	—	Represents accelerated depreciation related to a plant relocation in India.
Acquisition Related Costs	—	(593)	(0.01)	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses
Integration Related Costs	84	4,076	0.04	Represents costs related to the integration of the Frutarom acquisition.
Restructuring and Other Charges, net	—	1,672	0.01	Represents severance costs related to the 2017 Productivity Program and costs associated with the termination of agent relationships in a subsidiary.
Gain on Sale of Assets	—	(531)	—	Represents gains on sale of assets.
FDA Mandated Product Recall	(2,325)	(1,872)	(0.02)	Principally represents recoveries from our insurance in the fourth quarter.

	Footnotes
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	Gross Profit (a)	Net Income(b)	Diluted EPS (c)	Description
U.S. Tax Reform	—	32,847	0.30	Represents additional expense based on updated repatriation plans requiring accruals for withholding taxes on deemed repatriation.
Frutarom Acquisition Related Costs	23,550	51,200	0.46
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $23.5 million of amortization for inventory "step-up" costs and $39.2 million of transaction costs included in Selling and administrative expenses.

Redemption value adjustment to EPS	—	—	0.03	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
Q1 2017
Operational Improvement Initiatives	$621	$466	$0.01	Represents accelerated depreciation in Hangzhou, China.
Acquisition Related Costs	5,301	5,650	0.07
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

(d)	The sum of the 2018 and 2017 Net Income per diluted share by quarter does not equal the earnings per share for the full year due to rounding.

(e)	The sum of the 2018 Net Income per basic share by quarter does not equal the earnings per share for the full year due to the impact of higher shares in the third and fourth quarters.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
FIVE-YEAR SUMMARY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AND PERCENTAGE AMOUNTS)

	Year Ended December 31,
	2018	2017 (j)	2016 (j)	2015	2014
Consolidated Statement of Income Data
Net sales	$3,977,539	$3,398,719	$3,116,350	$3,023,189	$3,088,533
Cost of goods sold(a)	2,294,832	1,926,256	1,720,787	1,672,308	1,725,823
Gross profit	1,682,707	1,472,463	1,395,563	1,350,881	1,362,710
Research and development expenses	311,583	295,469	258,863	245,605	249,173
Selling and administrative expenses(b)	707,461	570,144	572,518	494,097	502,121
Restructuring and other charges, net(c)	5,079	19,711	(1,700)	7,594	1,298
Amortization of acquisition-related intangibles	75,879	34,693	23,763	15,040	7,328
Gain on sales of fixed assets	(1,177)	(184)	(10,836)	—	—
Operating profit	583,882	552,630	552,955	588,545	602,790
Interest expense	132,558	65,363	52,989	46,062	46,067
Loss on extinguishment of debt(d)	38,810	—	—	—	—
Other (income) expense, net(e)	(35,243)	(49,778)	(23,751)	3,382	7,662
Income before taxes	447,757	537,045	523,717	539,101	549,061
Taxes on income(f)	107,976	241,380	118,686	119,854	134,518
Net income	339,781	295,665	405,031	419,247	414,543
Net income attributable to noncontrolling interests	2,479	—	—	—	—
Net income attributable to IFF stockholders	$337,302	$295,665	$405,031	$419,247	$414,543
Percentage of net sales	8.5	8.7	13.0	13.9	13.4
Percentage of average shareholders’ equity	8.8	17.8	26.0	26.9	27.7
Net income per share — basic	$3.81	$3.73	$5.07	$5.19	$5.09
Net income per share — diluted	$3.79	$3.72	$5.05	$5.16	$5.06
Average number of diluted shares (thousands)	88,121	79,370	79,981	80,891	81,494
Consolidated Balance Sheet Data
Cash and cash equivalents	$634,897	$368,046	$323,992	$181,988	$478,573
Receivables, net	937,765	663,663	550,658	537,896	493,768
Inventories	1,078,537	649,448	592,017	572,047	568,729
Property, plant and equipment, net	1,241,152	880,580	775,716	732,794	720,268
Goodwill and intangible assets, net(g)	8,417,710	1,572,075	1,365,906	1,247,393	752,041
Total assets	12,889,395	4,598,926	4,016,984	3,702,010	3,494,621
Bank borrowings, overdrafts and current portion of long-term debt	48,642	6,966	258,516	132,349	8,090
Long-term debt	4,504,417	1,632,186	1,066,855	935,373	934,232
Redeemable noncontrolling interests	81,806	—	—	—	—
Total Shareholders’ equity(h)	6,043,374	1,689,294	1,631,134	1,594,989	1,522,689
Other Data
Current ratio(i)	2.6	2.5	1.8	2.0	3.3
Additions to property, plant and equipment	$170,094	$128,973	$126,412	$101,030	$143,182
Depreciation and amortization expense	173,792	117,967	102,469	89,597	89,354
Cash dividends declared per share	$2.84	$2.66	$2.40	$2.06	$1.72
Number of shareholders of record at year-end	1,276	1,735	1,892	2,013	2,105
Number of employees at year-end	13,209	7,299	6,932	6,732	6,211

_______________________

(a)
The 2018 amount includes $23.6 million of costs related to the fair value step-up for the Frutarom acquisition, $7.1 million of net reimbursements from suppliers related to the previously disclosed FDA mandated recall, $1.7 million of operational improvement initiative costs consisting of accelerated depreciation and asset write-offs, and $0.1 million of integration costs related to the David Michael and Frutarom acquisitions. The 2017 amount includes $15.9 million of costs related to the fair value step-up for the Fragrance Resources and PowderPure acquisitions, $1.8 million of operational improvement initiative costs consisting of accelerated depreciation, FDA mandated product recall costs of $11.0 million, and $0.5 million of integration costs related to the 2017 Productivity Program. The 2016 amount includes $7.6 million of costs related to the fair value step-up for the David Michael and Lucas Meyer acquisitions, $2.4 million of operational improvement initiative costs consisting of accelerated depreciation and $0.7 million of accelerated depreciation related to restructuring activities. The 2015 amount includes $6.8 million of costs related to the fair value step-up of inventory for the Ottens Flavors and Lucas Meyer acquisitions and $1.1 million of operational improvement initiative costs in Europe and Asia. The 2014 amount includes $7.6 million of accelerated depreciation associated with the Fragrance Ingredients rationalization and operational improvement initiative costs in Europe and Asia.

(b)
The 2018 amount includes $66.1 million of transaction costs related to acquisition of Frutarom, $6.1 million of integration costs related to the David Michael and Frutarom acquisitions, and $1.3 million of transaction costs related to the acquisitions of Fragrance Resources and PowderPure. The 2017 amount includes $4.5 million of costs related to the Fragrance Resources and PowderPure acquisitions, $3.3 million of integration costs related to the 2017 Productivity Program, $1.0 million of additional charge related to litigation settlement, $5.3 million of reserve for payment of a tax assessment related to commercial rent for prior periods and $1.9 million of UK pension settlement charges. The 2016 amount includes $48.5 million of legal charges/credits principally related to litigation accrual, $4.5 million of acquisition-related costs related to the acquisitions of Lucas Meyer, David Michael and Fragrance Resources and $1.4 million of severance costs related to the termination of a former executive officer. The 2015 amount includes $10.5 million of reversal of the previously recorded provision for the Spanish capital tax case, $7.2 million of expense for the acceleration of the contingent consideration payments related to the Aromor acquisition and $11.5 million of acquisition-related costs for the Ottens and Lucas Meyer acquisitions.

(c)
For 2018, represents severance costs related to the 2017 Productivity Program and costs associated with the termination of agent relationships in a subsidiary. For 2017, represents severance costs related to the 2017 Productivity Program. For 2016, represents accelerated depreciation related to restructuring initiatives and severance costs related to the termination of a former executive officer and partial reversal of restructuring accruals recorded in the prior year. For 2015 and 2014, restructuring and other charges were the result of various restructuring and reorganization programs of the Company.

(d)
For 2018, represents a $34.9 million make whole payment on the Senior Notes - 2007 and a $3.9 million realized loss on the termination of a fair value hedge in connection with the acquisition financing of Frutarom.

(e)	The 2017 amount includes $12.2 million from the release of CTA related to the liquidation of a foreign entity.

(f)
The 2018 amount includes an additional charge based on updated repatriation plans requiring a $32.8 million accrual of a deferred tax liability for foreign withholding and other taxes, including state taxes, on deemed repatriation. For 2017, represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017, including $38.6 million related to net adjustments on deferred tax assets, and $100.6 million related to taxes on deemed repatriation of earnings. The 2015 amount includes $10.5 million of settlements due to favorable tax rulings in jurisdictions for which reserves were previously recorded for ongoing tax disputes.

(g)	The 2018 amount includes $6.9 billion in identifiable intangible assets and goodwill related to our acquisition of Frutarom.

(h)	Includes noncontrolling interests for all periods presented.

(i)	Current ratio is equal to current assets divided by current liabilities.

(j)
The amounts for 2017 and 2016 have been adjusted to reflect the adoption of ASU 2017-07, which required that employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. The impact of the adoption of this standard was a decrease in operating profit by approximately $28.8 million and $14.4 million for the fiscal year 2017 and 2016, respectively, and corresponding increases in Other (income) expense, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Frutarom acquisition
On October 4, 2018, we completed the acquisition of Frutarom Industries Ltd. (“Frutarom”). We acquired 100% of the equity of Frutarom pursuant to a definitive agreement and plan of merger entered into on May 7, 2018. Frutarom is an Israeli company that, through its subsidiaries, develops, produces and markets tastes, flavors and fine ingredients used in manufacturing food, beverages, flavors and fragrances, pharma/nutraceuticals, cosmetics and personal care products, primarily focused on natural products. The acquisition was made in order to strengthen and broaden our customer base, capabilities and geographic reach, and is expected to result in exposure to more end markets, including those with a focus on naturals and health and wellness.
The consideration paid to Frutarom shareholders was funded with (i) borrowings under our term loan credit agreement, (ii) amounts received from our offering of common stock that closed in September 2018, (iii) amounts received from our offering of TEUs that closed in September 2018, (iv) amounts received from our offering of €1.1 billion aggregate principal amount of senior unsecured euro-denominated notes that closed in September 2018, (v) amounts received from our offering of $1.5 billion aggregate principal amount of senior unsecured U.S. dollar-denominated notes that closed in September 2018 and (vi) the issuance of approximately 14.9 million shares of our common stock, which resulted in former Frutarom shareholders holding approximately 14.0% of our outstanding common stock at closing.
The transaction was valued, based on our stock price as of October 4, 2018, at approximately $7 billion, including the assumption of approximately $695 million of Frutarom's net debt, which we repaid concurrent with the closing of the transaction. Frutarom's operating results have been included in our operating results from October 4, 2018.
Company background
We are a leading innovator of sensory experiences that move the world. We co-create unique products that consumers taste, smell, or touch. Our expanded geographical footprint and product portfolio position us to better serve both our global customers and the growing regional, mid-sized and smaller specialty customers.
Through the acquisition of Frutarom, we increased our product portfolio with complementary adjacencies, such as natural colors, anti-oxidants for food preservation, nutraceuticals, ingredients for infant formula and proteins for elderly nutrition, and expanded core product lines with savory solutions aimed at the meat and fish industry, citrus and other naturals flavors, specialty ingredients and new cosmetic actives. As a result, we now have over 90,000 products within our portfolio that are provided to customers in approximately 195 countries, which includes a significant number of faster-growing small and mid-sized customers.
The 2018 combined sales of IFF and Frutarom, which combines the full year 2018 sales of both Frutarom and IFF, was approximately $5.1 billion which, management believes, makes us the second largest company in the taste, scent and nutrition industry. We expect that our combined cultures of innovation and partnership will allow us to further capitalize on this expansion to continue to offer our customers innovative and differentiated products. Based on our 2018 combined sales, approximately 35% of our customers are global consumer products companies while approximately 65% of our customers are small and mid-sized companies.
During the past few years, through acquisitions and the development of Tastepoint, we have leveraged our expertise to expand our North American mid-sized customer base. With the acquisition of Frutarom, which was principally focused on serving small and mid-sized companies globally, we have significantly increased our exposure to these faster-growing customers.
We operate in three business segments, Taste (previously "Flavors"), Scent (previously "Fragrances") and, commencing upon its acquisition, Frutarom. In 2018, our Taste business represented 44% of our sales, our Scent business represented 47% of sales and Frutarom represented 9% of sales. Based on our 2018 combined sales, our Taste business represented 34% of sales, our Scent business represented 36% of sales and Frutarom represented 30% of sales.
We are a global leader in the creation of fragrance compounds that are integral elements in the world’s finest perfumes and best-known consumer products within fabric care, home care, personal wash, hair care and toiletries products. Our Scent business consists of Fragrance Compounds and Fragrance Ingredients. Our Fragrance Compounds are defined into two broad categories, Fine Fragrances and Consumer Fragrances. Consumer Fragrances consists of five end-use categories of products: (1) Fabric Care, (2) Home Care, (3) Personal Wash, (4) Hair Care and (5) Toiletries. Fragrance Ingredients consist of active and functional ingredients that are used internally and sold to third parties, including customers and competitors, and are included in the Scent business unit.
Flavors are the key building blocks that impart taste experiences in food and beverage products and, as such, play a significant role in determining consumer preference for the end products in which they are used. As a leading creator of Flavor Compounds, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. While we are a global leader, our flavors business is more regional in nature, with different formulas that reflect local taste preferences. Consequently, we manage our flavors business geographically, creating Flavor Compounds in our regional creative centers which allow us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. We develop thousands of different flavors and taste offerings for our customers, most of which are tailor-made. We continually develop new formulas to meet changing consumer preferences and customer needs. Our Flavor Compounds are ultimately used by our customers in the following four end-use categories of consumer goods: (1) Savory, (2) Beverages, (3) Sweet and (4) Dairy.
Our Frutarom business creates and manufactures a naturals-focused suite of Flavor Compounds and specialty fine ingredients, largely targeting small, local and regional customers. Our Frutarom business seeks to capitalize on the health and wellness emphasis of consumers and deliver growth by offering customers natural flavor products that combine solutions to create natural colors, extending shelf life and natural functional food ingredients. Frutarom’s products are focused on three principal areas: (1) Savory Solutions, (2) Natural Product Solutions, which includes natural health ingredients, natural color and natural food protection, and (3) Taste Solutions.
2018 FINANCIAL PERFORMANCE OVERVIEW
Sales in 2018 increased 17% on a reported basis and 15% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of the Frutarom acquisition contributing approximately 11% to reported growth rates and 10% to currency neutral growth rates. Taste achieved reported sales growth of 6% and currency neutral sales growth of 5%. Scent achieved sales growth of 6% on a reported basis and 4% on a currency neutral basis in 2018. From a geographic perspective, North America ("NOAM"), Europe, Africa and Middle East ("EAME"), Greater Asia ("GA") and Latin America ("LA") all delivered sales growth on a consolidated basis in 2018, led by EAME.
Overall, our 2018 results continued to be driven by our strong emerging market presence that represented 48% of total sales and experienced 17% growth on a reported basis and 16% growth on a currency neutral basis in 2018. We continue to benefit from our diverse portfolio of products and geographies and had sales growth in our Taste and Scent business units. Both Taste and Scent benefited from new win performance (net of losses). Exchange rate variations did not have a material impact on revenue in 2018. The effect of exchange rates can vary by business and region depending upon the mix of sales by country as well as the relative percentage of local sales priced in U.S. dollars versus local currencies. We saw currency neutral sales growth during each quarter of 2018.
Our 25 largest customers accounted for 47% of total sales in 2018; this percentage has remained fairly constant for several years. Sales to our largest customer across all end-use categories accounted for 9% to 12 % of our sales for each of the last three fiscal years. A key factor for commercial success is inclusion on our strategic customers’ core supplier lists, which provides opportunities to win new business. We are on the core supplier lists of a large majority of our global and strategic customers within flavors and fragrances.

Gross margin decreased 102 basis points ("bps") year-over-year, driven primarily by unfavorable price versus input costs (including the net impact of the BASF supply disruption), which was only partially offset by cost savings and productivity initiatives. Included in 2018 was $23.6 million of Frutarom acquisition related inventory "step-up" costs, $1.7 million of costs associated with operational improvement initiatives and $0.1 million of integration related costs, offset by $7.1 million income from net insurance recoveries from the previously disclosed FDA mandated product recall, compared to $15.9 million of acquisition-related inventory "step-up" costs, $11.0 million related to the FDA mandated product recall, $1.8 million of costs associated with operational improvement initiatives and $0.5 million of integration related costs in 2017. Excluding these items, adjusted gross margin decreased 142 bps compared to the prior year period.
Operating profit increased $31.3 million to $583.9 million (14.7% of sales) in 2018 compared to $552.6 million (16.3% of sales) in 2017. Included in 2018 were Frutarom acquisition related costs of $89.6 million, integration related costs of $7.2 million, restructuring and other charges of $4.1 million and operational improvement initiative costs of $2.2 million, partially offset by $7.1 million in income from net insurance recoveries from the previously disclosed FDA mandated product recall, acquisition related costs of $1.3 million and gain on sale of fixed assets of $1.2 million. Included in 2017 were restructuring and other charges of $19.7 million, acquisition-related costs of $20.4 million, $11.0 million relating to an FDA mandated product recall, reserve for payment of a tax assessment related to commercial rent for prior periods of $5.3 million, integration related costs of $4.2 million, pension settlement charges of $2.8 million, operational improvement initiative costs of $1.8 million and an additional charge related to litigation settlement of $1.0 million, partially offset by gain on sale of fixed assets of $0.2 million. Excluding these charges, adjusted operating profit was $677.4 million for 2018, an increase from $618.6 million for 2017, principally driven by volume growth, the impact of foreign exchange, and cost and productivity initiatives which was partially offset by price to input costs (including the impact of the BASF supply chain disruption) and increases Selling and administrative expenses. Foreign currency had a 3% favorable impact on operating profit in the 2018 period compared to a 1% unfavorable impact on operating profit in the 2017 period. Operating profit as a percentage of sales, excluding the above charges, decreased from 17.0% for 2018 compared to 18.2% for 2017, principally driven by lower margins as a result of price to input costs (including the net impact of the BASF supply chain disruption) and increases in Selling and administrative expenses, offset by cost and productivity initiatives and new win performance (net of losses)
Cash flows from operations were $437.6 million or 11.0% of sales in 2018 as compared to cash flows from operations of $390.8 million, or 11.5% of sales, during 2017. The increase in operating cash flows in 2018 as compared to 2017 was principally driven by lower litigation settlement and pension payments and higher net income, offset by higher net working (principally related to inventories).
Our capital spend was $170.1 million (4.3% of sales) during 2018. In light of our requirement to begin relocating one of our Fragrance Ingredients facilities in China, the ongoing construction of new facilities in India and Indonesia, and capital requirements to integrate our recently acquired Frutarom business, we expect that capital spending in 2019 will be about 5-6% of sales (net of potential grants and other reimbursements from government authorities).
Effective the first quarter of 2018, we adopted new accounting guidance related to revenue recognition and the presentation of pension costs. The revenue recognition guidance was adopted effective the first day of fiscal 2018 and prior period amounts were not revised to conform to the new guidance. The adoption of the new revenue guidance did not have a material impact on our results of operations. The guidance related to the presentation of pension costs was applied retroactively and prior period amounts have been adjusted to conform to the new guidance. As noted in Note 16 to the Consolidated Financial Statements, the net effect of the change was to decrease operating profit and increase Other income.
2019 OUTLOOK
We believe that market conditions and the macro-economic environment will continue to be volatile in many markets in 2019 but that overall, there will be slight improvements as compared to recent years. Pressures from increasing costs and the impact of supply chain disruptions related to key ingredients used in the flavors and fragrance industry may reduce our currency neutral operating profit growth in 2019.
During 2018, the raw material cost environment continued its recent upward trend. We believe that, for the next several quarters, we will continue to see higher costs of raw materials across a range of categories. Raw material costs continue to be impacted by supply chain disruptions, mainly impacting our Scent business unit. We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement as well as integration savings with Frutarom.
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

Results of Operations

	Year Ended December 31,			Change
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net sales	$3,977,539	$3,398,719	$3,116,350	17.0%	9.1%
Cost of goods sold	2,294,832	1,926,256	1,720,787	19.1%	11.9%
Gross profit	1,682,707	1,472,463	1,395,563
Research and development (R&D) expenses	311,583	295,469	258,863	5.5%	14.1%
Selling and administrative (S&A) expenses	707,461	570,144	572,518	24.1%	(0.4)%
Restructuring and other charges, net	5,079	19,711	(1,700)	(74.2)%	NMF
Amortization of acquisition-related intangibles	75,879	34,693	23,763	118.7%	46.0%
Gain on sale of fixed assets	(1,177)	(184)	(10,836)	NMF	(98.3)%
Operating profit	583,882	552,630	552,955
Interest expense	132,558	65,363	52,989	102.8%	23.4%
Loss on extinguishment of debt	38,810	—	—	—%	—%
Other income, net	(35,243)	(49,778)	(23,751)	(29.2)%	109.6%
Income before taxes	447,757	537,045	523,717
Taxes on income	107,976	241,380	118,686	(55.3)%	103.4%
Net income	$339,781	$295,665	$405,031
Net income attributable to non-controlling interest	2,479	—	—	NMF	NMF
Net income attributable to IFF stockholders	337,302	295,665	405,031
Net income per share — diluted	$3.79	$3.72	$5.05	1.8%	(26.3)%
Gross margin	42.3%	43.3%	44.8%	(101.9)	(145.8)
R&D as a percentage of sales	7.8%	8.7%	8.3%	(86.0)	38.7
S&A as a percentage of sales	17.8%	16.8%	18.4%	101.1	(159.6)
Operating margin	14.7%	16.3%	17.7%	(158.0)	(148.4)
Adjusted operating margin (1)	17.0%	18.2%	20.2%	(117.2)	(199.8)
Effective tax rate	24.1%	44.9%	22.7%	NMF	NMF
Segment net sales
Taste	$1,737,349	$1,632,166	$1,496,525	6.4%	9.1%
Scent	1,880,630	1,766,553	1,619,825	6.5%	9.1%
Frutarom	359,560	—	—	NMF	NMF
Consolidated	$3,977,539	$3,398,719	$3,116,350
NMF: Not meaningful
_______________________

(1)
Adjusted operating margin for the year ended December 31, 2018 excludes Frutarom acquisition related costs of $89.6 million, integration related costs of $7.2 million, restructuring and other charges of $4.1 million, and operational improvement initiatives of $2.2 million, partially offset by FDA mandated product recall of $7.1 million, acquisition related costs of $1.3 million, and gain on sale of assets of $1.2 million.

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

Cost of goods sold includes the cost of materials and manufacturing expenses; raw materials generally constitute approximately 50% of total inventory. R&D expenses relate to the development of new and improved molecules and technologies, technical product support and compliance with governmental regulations. S&A expenses include expenses necessary to support our commercial activities and administrative expenses principally associated with staff groups that support our overall operating activities.
2018 IN COMPARISON TO 2017
Frutarom's operating results have been included in our operating results from October 4, 2018.
Sales
Sales for 2018 totaled $4.0 billion, an increase of 17% from the prior year on a reported and 15% on a currency neutral basis. Sales growth reflected new win performance (net of losses) and favorable price to input costs in both Taste and Scent. On a reported and currency neutral basis, the effect of the acquisition of Frutarom was approximately 11% and 10%, respectively, to net sales amounts.
Sales performance by segment was as follows:

	% Change in Sales — 2018 vs. 2017
	Reported	Currency Neutral(1)
Taste	6%	5%
Scent	6%	4%
Frutarom	—%	—%
Total	17%	15%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2018 period.
Taste
Taste sales in 2018 increased 6% on a reported basis and 5% on a currency neutral basis versus the prior year period. Overall growth was primarily driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs). The Taste business delivered currency neutral growth across all regions.
Sales growth in the Taste business unit was led by NOAM, which were primarily driven by new wins and price increases (principally due to increases in raw material input costs), and followed by EAME. GA and LA sales growth was primarily driven by new wins.
Scent
Scent sales in 2018 increased 6% on a reported basis and 4% on a currency neutral basis. Year-over-year, 2018 sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business.
Sales growth in the Scent business unit was led by Ingredients, which were primarily driven by price increases (principally due to increases in raw material input costs), followed by Fragrance Compounds, primarily driven by new wins partially offset by volume reductions on existing business.
Frutarom
Frutarom sales in 2018 were $359.6 million, which included approximately $264 million in sales of Flavor Compounds and approximately $97 million in sales of Ingredient product categories.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 102 bps, to 57.7% in 2018 compared to 56.7% in 2017. Included in cost of goods sold was $23.6 million of Frutarom acquisition related inventory "step-up" costs, $1.7 million of costs associated with operational improvement initiatives, and $0.1 million of integration related costs, partially offset by $7.1 million related to an FDA mandated product recall, in 2018. For 2017, included in costs of goods sold was $15.9 million of acquisition-related inventory "step-up" costs, $11.0 million related to an FDA mandated product recall, $1.8 million of costs associated with operational improvement initiatives, and $0.5 million of integration related costs.

Research and Development (R&D)
Overall R&D expenses, as a percentage of sales, decreased to 7.8% in 2018 compared to 8.7% in 2017. The decrease in 2018 was principally driven by the effect of the acquisition of Frutarom which has a lower R&D spend as a percent of sales.
Selling and Administrative (S&A)
S&A expenses increased $137.3 million to $707.5 million, or 17.8% as a percentage of sales, in 2018 compared to $570.1 million, or 16.8% as a percentage of sales, in 2017. Included in 2018 were Frutarom acquisition related costs of $66.1 million and integration related costs of $6.1 million, partially offset by acquisition related costs of $1.3 million, compared to commercial real estate tax assessment charges of $5.3 million, acquisition and integration related costs of $4.5 million and $3.3 million, respectively, UK pension settlement charge of $1.9 million and net legal charges/credits, principally related to a litigation accrual of $1.0 million in 2017. Excluding these costs, adjusted S&A expense increased by $82.5 million, but decreased to16.0% of sales in 2018 compared to 16.3% of sales in 2017. The improved leverage is principally due to a decline in personnel related costs and the impact of our acquisition of Frutarom.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Taste	$1,646	$4,505
Scent	3,433	13,077
Global	—	2,129
Total	$5,079	$19,711
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
The Company recorded $3.9 million and $20.6 million of charges related to personnel-related costs in 2018 and 2017, respectively, with no further anticipated personnel-related and other costs after the first quarter of 2019. The Company made payments of $7.3 million and $14.0 million related to severance in 2018 and 2017, respectively. The overall charges were split approximately evenly between Taste and Scent. No charges were allocated to the Frutarom segment. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $75.9 million in 2018 compared to $34.7 million in 2017. The increase of $41.2 million is principally due to the acquisition of Frutarom.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 15 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Segment profit:
Taste	$395,190	$360,483
Scent	329,548	318,954
Frutarom	27,358	—
Global Expenses	(74,730)	(60,810)
Operational Improvement Initiatives	(2,169)	(1,802)
Acquisition Related Costs	1,289	(20,389)
Integration Related Costs	(7,188)	(4,179)
Legal Charges/Credits, net	—	(1,000)
Tax Assessment	—	(5,331)
Restructuring and Other Charges, net	(4,086)	(19,711)
Gain on Sale of Assets	1,177	184
FDA Mandated Product Recall	7,125	(11,000)
UK Pension Settlement Charges	—	(2,769)
Frutarom Acquisition Related Costs(1)	(89,632)	—
Operating Profit	$583,882	$552,630
Profit margin
Taste	22.7%	22.1%
Scent	17.5%	18.1%
Frutarom	7.6%	NMF
Consolidated	14.7%	16.3%
NMF: Not meaningful
_______________________

(1)	Includes $23.6 million related to amortization of inventory "step-up" costs.
Taste Business Unit
Taste segment profit increased $34.7 million to $395.2 million (22.7% of segment sales) in 2018 from $360.5 million (22.1% of segment sales) in the comparable 2017 period. The increase principally reflected the impact of cost savings and productivity initiatives and the impact of foreign exchange, partially offset by increases in Selling and administrative expenses.
Scent Business Unit
Scent segment profit increased $10.6 million to $329.5 million in 2018, compared to $319.0 million reported in 2017 primarily due to new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business. Segment profit as a percentage of segment sales decreased to 17.5% in 2018 from 18.1% in 2017 primarily due to the impact of unfavorable price versus input costs (including the net impact of the BASF supply chain disruption) and increases in R&D and Selling and administrative expenses, partially offset by new win performance (net of losses).
Frutarom Business Unit
Frutarom segment profit was $27.4 million for the fourth quarter of 2018 (7.6% of segment sales), excluding $23.6 million related to amortization of inventory "step-up" costs.
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2018, Global expenses were $74.7 million compared to $60.8 million during 2017. The increase was principally driven by lower gains from our currency hedging program, offset by reductions in incentive compensation expense.

Interest Expense
In 2018, interest expense increased $67.2 million to $132.6 million, compared to $65.4 million in 2017 primarily driven by $39.4 million of bridge loan commitment fees and $7.7 million of accrued, unpaid interest on the repurchased Senior Notes - 2007 and increased interest expense related to the public debt issued in 2018 to finance the acquisition of Frutarom. Average cost of debt was 4.3% for the 2018 period compared to 4.1% in 2017.
Other (Income) Expense, Net
Other income, net, decreased approximately $14.5 million to $35.2 million of income in 2018 versus $49.8 million of income in 2017. The decrease was largely driven by decreases in gains on foreign currency of approximately $8 million year over year as well as a decrease in pension related other net income.
Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the third quarter of 2018. The loss on extinguishment of debt is driven by a $34.9 million make whole payment on the Senior Notes - 2007 and a $3.9 million realized loss on the termination of a fair value hedge.
Income Taxes
The effective tax rate was 24.1% in 2018 as compared to 44.9% in 2017. The year-over-year reduction principally relates to lower U.S. tax reform charges in 2018, partially offset by nondeductible Frutarom acquisition costs, an unfavorable mix of earnings, lower loss provisions, and a lower level of reversals of valuation allowances on U.S. state deferred taxes. Excluding $25.3 million related to the U.S. tax reform, Frutarom acquisition costs of $28.5 million, FDA mandated product recall costs of $1.6 million, integration related costs of $1.4 million, restructuring and other charges, net of $1.0 million, operational improvement initiative costs of $0.7 million, gain on sale of assets of $0.4 million and acquisition related costs of $0.3 million, the adjusted effective tax rate for 2018 was 18.4%. For 2017, the adjusted tax rate was 20.7% excluding $139.2 million related to the impact of the U.S. tax reform, legal charges/credits, net of $0.4 million, acquisition related costs of $6.5 million, gain on sale of assets of $0.1 million, operational improvement initiative costs of $0.5 million, restructuring and other charges, net of $5.5 million, FDA mandated product recall costs of $3.9 million, UK pension settlement charge of $0.5 million, tax assessment of $1.9 million, and integration related costs of $1.3 million.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21% and establishing a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Beginning in 2018, the Act also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction for U.S. federal income tax purposes.
The Tax Act impacted the Company's consolidated results of operations during the 2017 fourth quarter. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" is payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations. During the second quarter of 2018, the Company paid the first installment of the “toll charge”. During the third quarter of 2018, the Company recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform. During the fourth quarter, the Company completed its final assessment under SAB 118, and recorded an additional charge of $32.8 million to adjust an accrual related to the U.S. state impact and foreign withholding taxes on planned repatriations. The charge in the fourth quarter of 2018 is consistent with the Company's need to repatriate funds for debt repayment purposes.

2017 IN COMPARISON TO 2016
Sales
Sales for 2017 totaled $3.4 billion, an increase of 9% from the prior year on both a reported and currency neutral basis. Sales growth reflected new win performance (net of losses) and the effects of acquisitions in both Taste and Scent. On both a reported and currency neutral basis, the effect of acquisitions was approximately 5% to net sales amounts.
Sales performance by segment was as follows:

	% Change in Sales — 2017 vs. 2016
	Reported	Currency Neutral(1)
Taste	9%	10%
Scent	9%	9%
Total	9%	9%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2018 period.
Taste
Taste sales in 2017 increased 9% on a reported basis and 10% on a currency neutral basis versus the prior year period. Acquisitions accounted for approximately 5% of the net sales growth on both a reported and currency neutral basis. Overall growth was primarily driven by new win performance (net of losses) and the impact of acquisitions, partially offset by decreases in volume. Globally, Taste growth included mid single-digit growth in emerging markets. Overall, emerging markets represented approximately 49% of total Taste sales.
Sales growth in Taste was led by NOAM followed by EAME, LA and GA, all primarily driven by new win performance (net of losses).
Scent
Scent sales in 2017 increased 9% on both a reported basis and currency neutral basis. Acquisitions accounted for approximately 5% of both reported and currency neutral sales growth. Year-over-year, 2017 sales performance was led by new win performance (net of losses) and the impact of acquisitions, partially offset by decreases in price. Globally, Scent growth included low single-digit growth in emerging markets. Overall, emerging markets represented 47% of total Scent's sales.
Sales growth in Scent was led by Ingredients, primarily driven by price increases (principally due to increases in raw material input costs), followed by growth in Fragrance Compounds, primarily driven by new wins (net of losses) partially offset by volume reductions on existing business.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 146 bps, to 56.7% in 2017 compared to 55.2% in 2016. Included in cost of goods sold was $15.9 million of acquisition-related inventory "step-up" costs, $11.0 million related to an FDA mandated product recall, $1.8 million of costs associated with operational improvement initiatives, and $0.5 million of integration related costs, in 2017. For 2016, included in costs of goods sold was $7.6 million of acquisition-related inventory "step-up" costs, $2.4 million of costs associated with operational improvement initiatives and $0.7 million of costs related to accelerated depreciation.
Research and Development (R&D)
R&D expenses, as a percentage of sales, remained relatively consistent with the prior year period at 8.7% in 2017 compared to 8.3% in 2016. The slight increase in 2017 was principally driven by recent acquisitions, and, to a lesser extent, incentive compensation.
Selling and Administrative (S&A)
S&A, as a percentage of sales, decreased 160 bps to 16.8% versus 18.4% (or 16.3% and 16.6% on an adjusted basis in 2017 and 2016, respectively). Included in 2017 were commercial real estate tax assessment charges of $5.3 million, acquisition and integration related costs of $4.5 million and $3.3 million, respectively, UK pension settlement charge of $1.9 million and net legal charges/credits, principally related to a litigation accrual of $1.0 million, compared to net legal charges/credits, principally related to a litigation accrual of $48.5 million, acquisition related costs of $4.5 million and severance costs related to the termination of a former executive officer of $1.4 million in 2016. During 2017, costs were higher as a result of recently acquired companies, offset by slightly lower legal and professional fees associated with various finance initiatives, and decreases in legal and patent fees.
Restructuring and Other Charges
Restructuring and other charges primarily consist of separation costs for employees, including severance, outplacement and other benefit costs.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Taste	$4,505	$(1,119)
Scent	13,077	(581)
Global	2,129	—
Total	$19,711	$(1,700)
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $34.7 million in 2017 compared to $23.8 million in 2016. The increase of $10.9 million is principally due to the acquisitions of Fragrance Resources and PowderPure in 2017, as well as recognizing a full year of amortization in 2017 from the acquisition of David Michael as compared to 2016.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and certain non-recurring items, Interest expense, Other expense, net and Taxes on income. See Note 15 to our Consolidated Financial Statements for the reconciliation to Income before taxes.

	For the Year Ended December 31,
(DOLLARS IN THOUSANDS)	2017	2016
Segment profit:
Taste	$360,483	$330,221
Scent	318,954	326,705
Global expenses	(60,810)	(48,352)
Operational Improvement Initiatives	(1,802)	(2,402)
Acquisition Related Costs	(20,389)	(12,195)
Integration Related Costs	(4,179)	—
Legal Charges/Credits, net	(1,000)	(48,518)
Tax Assessment	(5,331)	—
Restructuring and Other Charges, net	(19,711)	(322)
Gain on Sale of Assets	184	7,818
FDA Mandated Product Recall	(11,000)	—
UK Pension Settlement Charges	(2,769)	—
Operating Profit	$552,630	$552,955
Profit margin
Taste	22.1%	22.1%
Scent	18.1%	20.2%
Consolidated	16.3%	17.7%
Taste Business Unit
Taste segment profit increased $30.3 million to $360.5 million in 2017 (22.1% of segment sales) from $330.2 million (22.1% of sales) in the comparable 2016 period. The increase in segment profit and profit margin principally reflected productivity initiatives and solid top-line growth.

Scent Business Unit
Scent segment profit decreased $7.8 million to $319.0 million in 2017 (18.1% of segment sales), compared to $326.7 million (20.2% of sales) reported in 2016. The decrease in segment profit and profit margin was principally driven by the impact of acquisitions and unfavorable price versus input costs, partially offset by volume growth and the benefits from cost and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarter-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In 2017, Global expenses were $60.8 million compared to $48.4 million during 2016. The increase was principally driven by lower gains on our cash flow hedging program and higher incentive compensation costs.
Interest Expense
In 2017, interest expense increased $12.4 million to $65.4 million, compared to $53.0 million in 2016 reflecting the impact of our issuance of Senior Notes - 2017 in the second quarter of 2017. Average cost of debt was 4.1% for the 2017 period compared to 3.8% in 2016.
Other (Income) Expense, Net
Other income, net increased approximately $26.0 million to $49.8 million of income in 2017 versus $23.8 million of income in 2016. The increase was largely driven by gains on foreign currency of approximately $13 million in the current year versus approximately $5 million in the prior year, as well as proceeds from certain life insurance policies of approximately $4 million in 2017.
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
Liquidity and Capital Resources
CASH AND CASH EQUIVALENTS
We had cash and cash equivalents of $634.9 million at December 31, 2018 compared to $368.0 million at December 31, 2017, of which $434.6 million of the balance at December 31, 2018 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. These repatriations totaled $155.1 million, $192.2 million and $134.5 million in 2018, 2017, and 2016, respectively. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of December 31, 2017, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued were subject to U.S. tax and will not be subject to additional U.S. federal tax when repatriated. However, such distributions could be subject to foreign withholding or other taxes, including state taxes. We have repatriated $155.1 million during 2018 and anticipate repatriating amounts in the future to provide for the cash needs of our U.S. operations and to repay debt. We anticipate the relevant foreign withholding and other taxes, including state taxes, to be approximately $88.8 million and have recorded the deferred tax liabilities accordingly.
RESTRICTED CASH
As discussed in Note 3 to the Consolidated Financial Statements, restricted cash of $13.6 million relates to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods.
CASH FLOWS FROM OPERATING ACTIVITIES
Operating cash flows in 2018 were $437.6 million compared to $390.8 million in 2017 and $550.1 million in 2016. The increase in operating cash flows from 2017 to 2018 was principally driven by lower litigation settlement and pension payments and higher net income, offset by higher net working capital (principally related to inventories). The decrease in operating cash flows in 2017 as compared to 2016 was principally related to the impact of increased core working capital requirements (trade receivables, inventories and accounts payable) and due to payments on legal claims along with severance, integration and acquisition costs.
Working capital (current assets less current liabilities) totaled $1.81 billion at year-end 2018 compared to $1.13 billion at December 31, 2017. This increase in working capital of $685.8 million primarily reflected increases in accounts receivable and inventory offset by increases in accounts payable and other current liabilities as compared to the prior year.
We sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. We estimate that, as a result of participating in the programs, the beneficial impact on cash provided by operations decreased approximately $16.9 million in 2018, compared to an increase of approximately $7.6 million and $34 million in 2017 and 2016, respectively. The cost of participating in these programs was immaterial to our results in all periods.
CASH FLOWS USED IN INVESTING ACTIVITIES
Net investing activities in 2018 utilized $5.0 billion compared to $299.9 million and $355.5 million in 2017 and 2016, respectively. The increase in cash paid for investing activities was primarily driven by higher payments for acquisitions. In 2018, we acquired Frutarom for approximately $7 billion (net of cash acquired) of which $4.9 billion was paid in cash. In 2017, we acquired Fragrance Resources and PowderPure for approximately $137.5 million (net of cash acquired) and $54.2 million (net of cash acquired), respectively, in addition to a purchase price adjustment of $0.7 million related to David Michael in 2017.
Additions to property, plant and equipment were $170.1 million, $129.0 million and $126.4 million in 2018, 2017 and 2016, respectively (net of grants and other reimbursements from government authorities). These investments largely arise from our ongoing focus to align our manufacturing facilities with customer demand, primarily in emerging markets, and new technology consistent with our strategy.
In light of our requirement to begin relocating one of our Fragrance Ingredients facilities in China, the ongoing construction of new facilities in India and Indonesia, and capital requirements to integrate our recently acquired Frutarom business, we expect that capital spending in 2019 will be about 5-6% of sales (net of potential grants and other reimbursements from government authorities).
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Net cash provided by financing activities in 2018 increased to $4,870.7 million, compared to cash used in financing activities of $42.6 million and $34.4 million in 2017 and 2016, respectively. The increase in 2018 versus 2017 was principally driven by Frutarom related financing activities where we issued $3.3 billion of debt, including €1.1 billion aggregate principal amount of the 2018 Euro Senior Notes, $1.5 billion aggregate principal amount of the 2018 USD Senior Notes, $139.5 million aggregate principal amount of the Amortizing Note portion of the TEUs and $350 million aggregate principal amount of the Term Loan, as compared to $493.9 million of 2047 Notes issued in 2017. We also issued $2.3 billion of equity in the third quarter of 2018 to finance the Frutarom acquisition, including $1.6 billion of our common stock and $685.5 million of the stock purchase contract portion ("SPC") of the TEUs. Additionally, we repaid $288.8 million of our Senior notes - 2007, including the loss on extinguishment of debt of $38.8 million.
At December 31, 2018, we had $4,553.1 million of debt outstanding compared to $1,639.2 million outstanding at December 31, 2017.
We paid dividends totaling $230.2 million, $206.1 million and $184.9 million in 2018, 2017 and 2016, respectively. The cash dividend declared per share in 2018, 2017 and 2016 was $2.84, $2.66 and $2.40, respectively.
Our capital allocation strategy is primarily focused on debt repayment to maintain our investment grade rating.  We will also prioritize capital investment in our businesses to support the strategic long term plans.  The company is also committed to maintaining its history of paying a dividend to investors determined by our Board of Directors (“Board”) at its discretion based on various factors, and finally will be very selective in pursuing value creating strategic M&A over the near term.
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $279.7 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on November 1, 2017 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program, which expires on November 1, 2022. Based on the total remaining amount of $280 million available under the repurchase program, approximately 2.1 million shares, or 1.9% of shares outstanding (based on the market price and shares outstanding as of December 31, 2018) could be repurchased under the program as of December 31, 2018. On May 7, 2018, we announced that we were suspending our share repurchases until our deleveraging target is met following our acquisition of Frutarom.
CAPITAL RESOURCES
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations and availability under our existing credit facilities will sufficient to meet our investing and financing needs. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. We believe our existing cash balances are sufficient to meet our debt service requirements.
As discussed above and in Note 10 to the Consolidated Financial Statements, in connection with our acquisition of Frutarom, we repaid the $250 million outstanding principal amount of the Senior notes - 2007, plus accrued and unpaid interest of $7.7 million and a make whole payment of $34.9 million and $3.9 million realized loss on the termination of a fair value hedge, in addition to $695 million of Frutarom's net debt concurrent with the closing of the transaction. In the next three years, we expect to reduce our net debt by repaying our outstanding liabilities upon maturity using the proceeds from operating cashflows and from the suspension of our share repurchase program.
During the fourth quarter of 2018, we acquired Frutarom for approximately $7 billion (net of cash acquired). The cash portion of the consideration was approximately $5 billion, which was funded from the proceeds from issuing $3 billion in net new debt, issuing $2.3 billion in equity. We also issued of treasury shares worth $2.1 billion.
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
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of December 31, 2018 and 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding during 2018 and 2017 was $85 million and $107.5 million, respectively.
Credit Facility and Term Loan
On May 21, 2018, June 6, 2018 and July 13, 2018, the Company and certain of its subsidiaries amended and restated the Company’s existing amended and restated credit agreement with Citibank, N.A., as administrative agent (as amended, the “Amended Credit Facility”) in connection with the acquisition of Frutarom, to, among other things (i) extend the maturity date of the Amended Credit Facility until June 6, 2023, (ii) increase the maximum ratio of net debt to EBITDA on and after the closing date of the acquisition and (iii) increase the drawn down capacity to $1,000 million, consisting of a $585 million tranche A revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with a sublimit of $25 million for swing line borrowings) (“Tranche A”) and a $415 million tranche B revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with sublimits of €50 million and $25 million for swing line borrowings) (“Tranche B” and, together with Tranche A, the “Revolving Facility”). The interest rate on the Revolving Facility will be, at the applicable borrower’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 1.75% or (y) a base rate plus an applicable margin varying from 0.00% to 0.750%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Other terms and covenants under the Amended Credit Facility remain substantially unchanged. The Amended Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Amended Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Amended Credit Facility. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material.
On June 6, 2018, the Company entered into a term loan credit agreement to replace a portion of the bridge loan facility, reducing the amount of the bridge loan commitments by $350 million. Under the term loan credit agreement, the lenders thereunder committed to provide, subject to certain conditions, a senior unsecured term loan facility (as amended, "Term Loan") in an original aggregate principal amount of up to $350.0 million, maturing three years after the funding date thereunder. The proceeds from the term loan were received on October 3, 2018.
The Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 2.00% or (y) a base rate plus an applicable margin varying from 0.00% to 1.00%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Loans under the Term Loan will amortize quarterly at a per annum rate of 10.0% of the aggregate principal amount of the loans made under the Term Loan on the funding date, commencing December 31, 2018, with the balance payable on October 3, 2021. The Company may voluntarily prepay the term loans without premium or penalty.
The Amended Credit Facility and Term Loan contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period, including the pro forma effect of the acquisition of Frutarom, of not more than 4.5 to 1.0, which shall be reduced to 4.25 to 1.0 as of the end of September 30, 2019, 4.0 to 1.0 as of the end of March 31, 2020 and to 3.5 to 1.0 as of the end of March 31, 2021.
As of December 31, 2018 we had no of borrowings under our Amended Credit Facility but $350 million outstanding for the Term Loan. The amount which we are able to draw down on under the Amended Credit Facility is limited by financial covenants as described in more detail below. As of December 31, 2018, our draw down capacity was $1 billion on the Amended Credit Facility and $350 million on the Term Loan. See Note 10 to the Consolidated Financial Statements for further information on the credit facility and loan.

At December 31, 2018 and 2017 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At December 31, 2018 our Net Debt/adjusted EBITDA(1) ratio was 3.56 to 1 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

(DOLLARS IN MILLIONS)	Year Ended December 31, 2018
Net income	$432.0
Interest expense	148.4
Income taxes	140.2
Depreciation and amortization	226.8
Specified items(1)	123.4
Non-cash items(2)	29.6
Adjusted EBITDA	$1,100.4
_______________________

(1)
Specified items for the 12 months ended December 31, 2018 of $123.4 million consist of acquisition related costs, operational improvement initiatives, integration related costs, restructuring and other charges, net, FDA mandated product recall, and Frutarom acquisition related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including stock-based compensation and gain on sale of assets.

(DOLLARS IN MILLIONS)	December 31, 2018
Total debt	$4,553.1
Adjustments:
Cash and cash equivalents	(634.9)
Net debt	$3,918.2
Senior Notes
2047 Notes. On May 18, 2017, we issued $500.0 million face amount of 4.375% Senior Notes ("2047 Notes") due 2047 at a discount of $1.8 million. We received proceeds related to the issuance of these 2047 Notes of $493.9 million which was net of the $1.8 million discount and $4.4 million in underwriting fees (recorded as deferred financing costs). In addition, we incurred $0.9 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, we entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5.3 million. The 2047 Notes bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The 2047 Notes will mature on June 1, 2047. See Note 10 to the Consolidated Financial Statements for further information on the 2047 Senior Notes.
2024 Euro Notes. On March 14, 2016, we issued €500.0 million face amount of 1.75% Senior Notes ("2024 Euro Notes") due 2024 at a discount of €0.9 million. We received proceeds related to the issuance of these 2024 Euro Notes of €496.0 million which was net of the €0.9 million discount and €3.1 million underwriting discount (recorded as deferred financing costs). The 2024 Euro Notes bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The 2024 Euro Notes will mature on March 14, 2024. See Note 10 to the Consolidated Financial Statements for further information on the 2024 Euro Notes.
2023 Notes. On April 4, 2013, we issued $300.0 million face amount of 3.20% Senior Notes (“2023 Notes”) due 2023 at a discount of $0.3 million. We received proceeds related to the issuance of these 2023 Notes of $297.8 million which was net of the $0.3 million discount and a $1.9 million underwriting discount (recorded as deferred financing costs). In addition, we incurred $0.9 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the 2023 Notes. The 2023 Notes bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. The 2023 Notes mature on May 1, 2023. See Note 10 to the Consolidated Financial Statements for further information on the 2023 Notes.

Senior Notes - 2007. In September 2007, we issued an aggregate of $500.0 million of senior unsecured notes in four series, with $250.0 million due in 2017, $100.0 million due in 2019, $50 million due in 2022 and $100.0 million due in 2027. During the third quarter of 2017, the $250.0 million series note matured and was repaid in full. See Note 10 to the Consolidated Financial Statements for further information on the Senior Notes - 2007.
Financing of the Acquisition of Frutarom
Bridge Loan Facility
In connection with entering into the merger agreement with Frutarom in May 2018, the Company entered into a debt commitment letter for up to a $5.45 billion 364-day unsecured bridge loan facility to the extent the Company had not received $5.45 billion of net cash proceeds (and/or qualified bank commitments) from a combination of (a) the issuance by the Company of a combination of equity securities, equity-linked securities and/or unsecured debt securities and/or (b) unsecured term loans, in each case, at or prior to completion of the acquisition. On May 21, 2018, the Company, Morgan Stanley Senior Funding, Inc. and certain other financial institutions entered into a bridge joinder agreement to the commitment letter to provide for additional bridge commitment parties. As a result of the Company's entering into the debt and equity financing as discussed above, the bridge loan facility was terminated on September 26, 2018. In connection with the bridge loan commitment, the Company incurred $39.4 million of fees which are included in Interest expense in the Consolidated Statement of Income and Comprehensive Income in the year ended December 31, 2018.
Senior Unsecured Notes
On September 25, 2018 the Company issued €300.0 million aggregate principal amount of senior unsecured notes that mature on September 25, 2021 (the “2021 Euro Notes”). The 2021 Notes bear interest at a rate of 0.5% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2021 Notes, net of underwriting discounts and offering costs, were €297.7 million ($349.5 million in USD).
On September 25, 2018, the Company issued €800.0 million aggregate principal amount of senior unsecured notes that mature on September 25, 2026 (the “2026 Euro Notes”). The 2026 Notes bear interest at a rate of 1.8% per year, payable annually on September 25 of each year, beginning September 25, 2019. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were €794.1 million ($932.2 million in USD).
On September 26, 2018, the Company issued $300.0 million aggregate principal amount of senior unsecured notes that mature on September 25, 2020 (the “2020 Notes”). The 2020 Notes bear interest at a rate of 3.4% per year, payable semi-annually on March 25 and September 25 of each year, beginning March 25, 2019. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $298.9 million.
On September 26, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes that mature on September 26, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 4.45% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs, were $397.0 million.
On September 26, 2018, the Company issued $800.0 million aggregate principal amount of senior unsecured notes that mature on September 26, 2048 (the “2048 Notes” and collectively with the 2021 Euro Notes, 2026 Euro Notes, 2020 Notes, 2028 Notes, the "2018 Senior Unsecured Notes"). The 2048 Notes bear interest at a rate of 5.0% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2048 Notes, net of underwriting discounts and offering costs, were $787.2 million.

Tangible Equity Units - Senior Unsecured Amortizing Notes
On September 17, 2018, in connection with the issuance of the TEUs, the Company issued $139.5 million aggregate principal amount of Amortizing Notes. The Amortizing Notes mature on September 15, 2021. Each quarterly cash installment payment of $0.75 (or, in the case of the installment payment due on December 15, 2018, $0.73333) per Amortizing Note will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 3.79%. Interest will be calculated on the basis of a 360 day year consisting of twelve 30 day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the amortization schedule in the indenture governing the Amortizing Notes. See Note 9 for further information on the TEUs.
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
Other Commitments
Compliance with existing governmental requirements regulating the discharge of materials into the environment has not materially affected our operations, earnings or competitive position. In 2018 and 2017, we spent $6.2 million and $27.9 million on capital projects and $21.7 million and $17.5 million, respectively, in operating expenses and governmental charges for the purpose of complying with such regulations. Expenditures for these purposes will continue for the foreseeable future. In addition, we are party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act or similar state statutes. It is expected that the impact of any judgments in or voluntary settlements of such proceedings will not be material to our financial condition, results of operations or liquidity.
CONTRACTUAL OBLIGATIONS
At December 31, 2018, we had contractual payment obligations due within the time periods as specified in the following table:

	Payments Due
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
(Dollars In Millions)		2019	2020 - 2021	2022 - 2023	2024 and thereafter
Borrowings(1)	$4,595	$45	$1,074	$300	$3,176
Interest on borrowings(1)	2,273	144	268	226	1,635
Operating leases(2)	390	49	79	61	201
Pension funding obligations(3)	70	23	47	—	—
Postretirement obligations(4)	60	4	8	8	40
Purchase commitments(5)	136	126	10	—	—
U.S. tax reform toll-charge(6)	53	5	9	13	26
Total	$7,577	$396	$1,495	$608	$5,078
_______________________

(1)	See Note 10 to the Consolidated Financial Statements for a further discussion of our various borrowing facilities.

(2)
Operating leases include facility and other lease commitments executed in the normal course of the business, including sale leaseback obligations included in Note 8 of the Notes to the Consolidated Financial Statements. Further details concerning worldwide aggregate operating leases are contained in Note 18 of the Notes to the Consolidated Financial Statements.

(3)
See Note 16 of the Notes to the Consolidated Financial Statements for a further discussion of our retirement plans. Anticipated funding obligations are based on current actuarial assumptions. The projected contributions beyond fiscal year 2021 are not currently determinable.

(4)	Amounts represent expected future benefit payments for our postretirement benefit plans.

(5)
Purchase commitments include agreements for raw material procurement and contractual capital expenditures. Amounts for purchase commitments represent only those items which are based on agreements that are enforceable and legally binding.

(6)	This amount represents the cash portion of the “toll charge” that is payable in installments over eight years beginning in 2018. This amount represents the seven remaining installments.
The table above does not include $48.9 million of the total unrecognized tax benefits for uncertain tax positions and approximately $3 million of associated accrued interest, and $88.8 million associated with the deferred tax liability on deemed repatriation. Due to the high degree of uncertainty regarding the timing of potential cash flows, we are unable to make a reasonable estimate of the amount and period in which the remaining liabilities might be paid.
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
Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
Business Combinations. From time to time we enter into strategic acquisitions in an effort to better service existing customers and to attain new customers. When we acquire a controlling financial interest in an entity or group of assets that are determined to meet the definition of a business, we apply the acquisition method described in ASC Topic 805, Business Combinations. In accordance with GAAP, the results of the acquisitions we have completed are reflected in our financial statements from the date of acquisition forward.
We allocate the purchase consideration paid to acquire the business to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. If during the measurement period (a period not to exceed twelve months from the acquisition date) we receive additional information that existed as of the acquisition date but at the time of the original allocation described above was unknown to us, we make the appropriate adjustments to the purchase price allocation in the reporting period the amounts are determined.
Significant judgment is required to estimate the intangibles and fair value of fixed assets and in assigning their respective useful lives. Accordingly, we typically engage third-party valuation specialists, who work under the direction of management, to assist in valuing significant tangible and intangible assets acquired.
The fair value estimates are based on available historical information, future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
We typically use an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates, discount rate and profitability), royalty rates used in the relief of royalty method, customer attrition rates, product obsolescence factors, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful life of an intangible asset also requires significant judgment. All of our acquired intangible assets (e.g., trademarks, product formulas, non-compete agreements and customer relationships) are expected to have finite useful lives. Our estimates of the useful lives of finite-lived intangible assets are based on a number of factors including competitive environment, market share, brand history, operating plans and the macroeconomic environment of the regions in which the brands are sold.
The costs of finite-lived intangible assets are amortized through expense over their estimated lives. The value of residual goodwill is not amortized, but is tested at least annually for impairment as described in the following note. For acquired intangible assets, the remaining useful life of the trade names and trademarks, product formulas, and customer relationships was estimated at the point at which substantially all of the present value of cumulative cash flows have been earned.
The periodic assessment of potential impairment of goodwill. We currently have goodwill of $5.4 billion, of which $4.2 billion relates to our acquisition of Frutarom and is subject to change upon completion of our allocation of the consideration transferred to the assets acquired and liabilities assumed from Frutarom. The allocation of goodwill among reporting units has not yet been completed but will be completed within one year from the Frutarom acquisition date, October 4, 2018.

In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market-based assumptions in accordance with the criteria in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350. The Company has identified five reporting units: (1) Flavor Compounds, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Actives Ingredients and (5) Frutarom. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In the case of Frutarom, the reporting unit determination is preliminary and is subject to change.
The Company performs an annual goodwill impairment test for its reporting units by assessing the fair value of the reporting units based on discounted cash flows. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference, and the impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company completed its annual goodwill impairment test as of November 30, 2018, which indicated no impairment of goodwill as the estimated fair values substantially exceeded the carrying values of each of these reporting units, except for the recently acquired Frutarom reporting unit for which the fair value is expected to approximate the carrying value.
The periodic assessment of potential impairment of finite-lived intangible assets. The Company reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. An estimate of undiscounted future cash flows produced by an asset or group of assets is compared to the carrying value to determine whether impairment exists. If assets are determined to be impaired, the loss is measured based on an estimate of fair value using various valuation techniques, including a discounted estimate of future cash flows.
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
The Tax Act impacted our consolidated results of operations during the 2017 fourth quarter. In particular, the transition to the new territorial tax system required us to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S. subsidiaries. The cash portion of the "toll charge" is payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations. During the second quarter of 2018, the Company paid the first installment of the “toll charge”. During the third quarter of 2018, the Company recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform. During the fourth quarter, the Company recorded an additional charge of $32.8 million to adjust an accrual related to the U.S. state impact and foreign withholding taxes on planned repatriations, and completed its assessment under SAB 118 with no further material change to the amounts previously recorded.
The Tax Act created significant international tax provisions, including a new category of income, global intangible low-taxed income (GILTI). The Company has elected to treat GILTI as a current period cost if and when incurred. This tax position resulted in an $8.2 million income tax expense for the year ended December 31, 2018.
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
Determination of the various assumptions employed in the valuation of pension and retiree health care expense and associated obligations. Amounts recognized in the Consolidated Financial Statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, mortality rates and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 16 to the Consolidated Financial Statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.
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
With respect to the U.S. plans, the expected rate of return on plan assets was determined based on an asset allocation model using the current target allocation, real rates of return by asset class and an anticipated inflation rate. The target asset allocation consists of approximately: 20% in equity securities and 80% in fixed income securities. The plan has achieved a compounded annual rate of return of 4.9% over the previous 20 years. At December 31, 2018, the actual asset allocation for the U.S. plan was: 1% cash and cash equivalents, 25% in equity securities and 74% in fixed income securities.
The expected rate of return for the non-U.S. plans employs a similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements. The target asset allocation, for the non-U.S. plans, consists of approximately: 40% – 70% in fixed income securities; 15% – 40% in equity securities; 5% – 20% in real estate; and 5% – 10% in alternative investments. At December 31, 2018, the actual asset allocation for the non-U.S. plan was: 36% in fixed income investments; 12% in equity investments; 8% in real estate investments, 3% in cash and cash equivalents and 41% in alternative investments.

Changes in pension and other post-employment benefits, and associated expenses, may occur in the future due to changes in these assumptions. The impact that a 0.25% decrease in the discount rate or a 1% change in the medical cost trend rate would have on our pension and other post-employment benefit expense, as applicable, is as follows:

	Sensitivity of Disclosures to Changes in Selected Assumptions
	25 BP Decrease in Discount Rate		25 BP Decrease in Discount Rate	25 BP Decrease in Long-Term Rate of Return
(DOLLARS IN THOUSANDS)	Change in PBO	Change in ABO	Change in pension expense	Change in pension expense
U.S. Pension Plans	$14,603	$14,524	$(102)	$1,248
Non-U.S. Pension Plans	46,475	44,628	2,710	1,911
Postretirement Benefit Plan	N/A	1,638	44	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.3 million and less than $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.3 million and less than $0.1 million, respectively.
The ongoing assessment of the valuation of inventory, given the large number of natural ingredients employed, the quality of which may be diminished over time. We hold a majority of our inventory as raw materials, providing the greatest degree of flexibility in manufacture and use. As of December 31, 2018, we maintained 53% of our inventory as raw materials. Materials are evaluated based on shelf life, known uses and anticipated demand based on forecasted customer order activity and changes in product/sales mix. Management policy provides for an ongoing assessment of inventory with adjustments recorded when an item is deemed to be slow moving or obsolete.
Redeemable Non-controlling interest. Through some of our subsidiaries, we assume certain non-controlling interests that carry redemption features. Non-controlling interests, where we may be required to repurchase the non-controlling interest under a put option or other contractual redemption requirement, are reported in the Consolidated Balance Sheet between liabilities and equity, as redeemable non-controlling interest. We adjust the redeemable non-controlling interests when the redemption value exceeds the carrying value with changes recognized as an adjustment to additional paid-in capital.
Overall, we believe that we have considered relevant circumstances that we may be currently subject to, and the financial statements accurately reflect our best estimate of the impact of these items in our results of operations, financial condition and cash flows for the years presented. We have discussed the decision process and selection of these critical accounting policies with the Audit Committee of the Board of Directors.
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
We create and manufacture flavors and fragrances. Approximately 90% of our products, principally flavor compounds and fragrance compounds, are customized to customer specifications and have no alternative use other than the sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from ingredients products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
With respect to the vast majority of our contracts for Compounds products, we currently recognize revenue on the transfer of control of the product at a point in time as we do not have an “enforceable right to payment for performance to date” (as set out in the Revenue Standard). With respect to a small number of contracts for the sale of Compounds, we have an “enforceable right to payment for performance to date” and as the products do not have an alternative use, we recognize revenue for these contracts over time and record a contract asset using the output method. The output method recognizes revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract.
With respect to our contracts related to Ingredients products, we currently recognize revenue on the transfer of control of the product at a point in time as such products generally have alternative uses and we do not have an “enforceable right to payment for performance to date.”
As we adopted the Revenue Standard using the modified retrospective method effective the first day of its 2018 fiscal year, results for our 2018 fiscal year are presented under the Revenue Standard while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, which required that revenue was accounted for when the earnings process was complete.
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
The impact to revenues, gross profit and net income for the twelve months ended December 31, 2018 were reductions of $4.0 million, $2.6 million and $1.9 million, respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Revenue Recognition
We recognize revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes we collect are excluded from revenues. We receive payment in accordance with standard customer terms.
The following table presents our revenues disaggregated by product categories:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2016(a)
Flavor Compounds	$1,990,985	$1,632,166	$1,496,525
Fragrance Compounds	1,496,493	1,424,612	1,303,653
Ingredients	490,061	341,941	316,172
Total revenues	$3,977,539	$3,398,719	$3,116,350
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
The following table presents our revenues disaggregated by region, based on the region of our customers:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2016(a)
Europe, Africa and Middle East	$1,396,315	$1,065,596	$964,931
Greater Asia	991,015	903,546	880,040
North America	1,010,126	901,821	769,081
Latin America	580,083	527,756	502,298
Total revenues	$3,977,539	$3,398,719	$3,116,350
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.

Flavor and Fragrance Compounds Revenues
We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms (which vary by customer) are identified, the contract has commercial substance, and collectability of consideration is probable. Consistent with our past practice, the amount of revenue recognized is adjusted at the time of sale for expected discounts and rebates (“Variable Consideration”).
We generate revenues primarily by manufacturing customized taste and scent compounds for the exclusive use of our customers. We combine the shipment of goods with their manufacture to account for both shipment and manufacture as the sole performance obligation.
With respect to the vast majority of our contracts for Compounds products, we recognize a sale at the point in time when it ships the product from its manufacturing facility to its customer, as this is the time when control of the goods has transferred to the customer. The amount of consideration received and revenue recognized is impacted by the Variable Consideration the Company has agreed with its customers. We estimate Variable Consideration amounts for each customer based on the specific agreement, an analysis of historical volumes and the current activity with that customer. We reassess our estimates of Variable Consideration at each reporting date throughout the contract period and updates the estimate until the uncertainty is resolved. During the current period, changes to estimates of Variable Consideration have been immaterial.
With respect to a small number of contracts for the sale of Compounds products, we recognize revenue over time as it manufactures customized compounds that do not have an alternative use and for which the contracts provide us with an enforceable right to payment, including a reasonable profit, at all times during the contract term commencing with the manufacturing of the goods. When revenue is recognized over time, the amount of revenue recognized is based on the extent of progress towards completion of the promised goods. We generally use the output method to measure progress for its contracts as this method reflects the transfer of goods to the customer. Once customization begins, the manufacturing process is generally completed within a two week period. Due to the short time frame for production, there is little estimation uncertainty in the process. In addition, due to the customized nature of our products, our returns are not material.
Ingredients Revenues
We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms (which vary by customer) are identified, the contract has commercial substance, and collectability of consideration is probable.
We generate revenues primarily by manufacturing Ingredients products for the use of our customers. We combine the shipment of goods with their manufacture to account for both shipment and manufacture as the sole performance obligation.
Generally, we recognize a sale at the time when it ships the product from their manufacturing facility to their customer, as this is the point when control of the goods or services has transferred to the customer. The amount of consideration received and revenue recognized is impacted by discounts offered to its customers. We estimate discounts based on an analysis of historical experience and current activity. We assess our estimates of discounts at each reporting date throughout the contract period and updates its estimates until the uncertainty has been resolved. During the current period, changes to estimates of discounts have been immaterial.

Contract Asset and Accounts Receivable
The following table reflects the balances in our contract assets and accounts receivable for the twelve months ended December 31, 2018 and 2017:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Receivables (included in Trade receivables)	946,938	677,055
Contract asset - Short term	487	4,499
Non-GAAP Financial Measures
We use non-GAAP financial operating measures in this Form 10-K, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales in U.S. dollars), (ii) adjusted gross profit and adjusted gross margin (which exclude operational improvement initiatives, acquisition related costs, integration related costs, FDA mandated product recall and Frutarom acquisition related costs), (iii) adjusted operating profit and adjusted operating margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, gain on sale of assets, FDA mandated product recall, UK pension settlement charges and Frutarom acquisition related costs), and (iv) adjusted selling and administrative expenses (which excludes acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, UK pension settlement charges and Frutarom acquisition related costs) and (v) adjusted effective tax rate (which excludes operational improvement initiatives, acquisition related costs, integration related costs, legal charges/credits, net, tax assessment, restructuring and other charges, net, CTA realization, FDA mandated product recall, UK pension settlement charges, U.S. tax reform and Frutarom acquisition related costs). We also provide the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
In addition, the Frutarom acquisition related costs have been separated from costs related to prior acquisitions. The Frutarom acquisition costs represent a significant balance and we believe this amount should be shown separately to provide an accurate presentation of the acquisition related costs. Our GAAP results and GAAP metrics do not change and this change has no effect on day to day business operations, or how we manage our business.
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

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$1,682,707	$1,472,463
Operational Improvement Initiatives (a)	1,650	1,802
Acquisition Related Costs (b)	—	15,860
Integration Related Costs (c)	102	480
FDA Mandated Product Recall (h)	(7,125)	11,000
Frutarom Acquisition Related Costs (k)	23,550	—
Adjusted (Non-GAAP)	$1,700,884	$1,501,605

Reconciliation of Selling and Administrative Expenses
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$707,461	$570,144
Acquisition Related Costs (b)	1,289	(4,529)
Integration Related Costs (c)	(6,060)	(3,258)
Legal Charges/Credits, net (d)	—	(1,000)
Tax Assessment (e)	—	(5,331)
UK Pension Settlement Charges (i)	—	(1,882)
Frutarom Acquisition Related Costs (k)	(66,082)	—
Adjusted (Non-GAAP)	$636,608	$554,144

Reconciliation of Operating Profit
	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Reported (GAAP)	$583,882	$552,630
Operational Improvement Initiatives (a)	2,169	1,802
Acquisition Related Costs (b)	(1,289)	20,389
Integration Related Costs (c)	7,188	4,179
Legal Charges/Credits, net (d)	—	1,000
Tax Assessment (e)	—	5,331
Restructuring and Other Charges, net (f)	4,086	19,711
Gain on Sale of Assets	(1,177)	(184)
FDA Mandated Product Recall (h)	(7,125)	11,000
UK Pension Settlement Charges (i)	—	2,769
Frutarom Acquisition Related Costs (k)	89,632	—
Adjusted (Non-GAAP)	$677,366	$618,627

Reconciliation of Net Income and EPS
	Year Ended December 31,
	2018				2017
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (m)	Net Income Attribut-able to IFF (n)	Diluted EPS (o)	Income before taxes	Taxes on income (m)	Net Income Attribut-able to IFF	Diluted EPS
Reported (GAAP)	$447,757	$107,976	$337,302	$3.79	$537,045	$241,380	$295,665	$3.72
Operational Improvement Initiatives (a)	2,169	694	1,475	0.02	1,802	450	1,352	0.02
Acquisition Related Costs (b)	(1,289)	(311)	(978)	(0.01)	20,389	6,514	13,875	0.17
Integration Related Costs (c)	7,188	1,397	5,791	0.07	4,179	1,331	2,848	0.03
Legal Charges/Credits, net (d)	—	—	—	—	1,000	354	646	0.01
Tax Assessment (e)	—	—	—	—	5,331	1,885	3,446	0.04
Restructuring and Other Charges, net (f)	4,086	1,020	3,066	0.03	19,711	5,465	14,246	0.17
Gains on Sale of Assets	(1,177)	(352)	(825)	(0.01)	(184)	(59)	(125)	—
CTA Realization (g)	—	—	—	—	(12,217)	—	(12,217)	(0.15)
FDA Mandated Product Recall (h)	(7,125)	(1,601)	(5,524)	(0.06)	11,000	3,890	7,110	0.09
UK Pension Settlement Charges (i)	—	—	—	—	2,769	526	2,243	0.03
U.S. Tax Reform (j)	—	(25,345)	25,345	0.29	—	(139,172)	139,172	1.76
Frutarom Acquisition Related Costs (k)	155,569	28,490	127,079	1.44	—	—	—	—
Redemption value adjustment to EPS (l)	—	—	—	0.03	—	—	—	—
Adjusted (Non-GAAP)	$607,178	$111,968	$492,731	$5.58	$590,825	$122,564	$468,261	$5.89

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.
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

(c)	For 2018, represents costs related to the integration of the Frutarom acquisition. For 2017, represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
For 2018, represents severance costs related to the 2017 Productivity Program and costs associated with the termination of agent relationships in a subsidiary. For 2017, represents severance costs related to the 2017 Productivity Program.

(g)	Represents the release of CTA related to the liquidation of a foreign entity.
(h)
For 2018, principally represents recoveries from the supplier for the third and fourth quarter, partially offset by final payments to the customer made for the effected product in the first quarter. For 2017, represents management's best estimate of losses related to the previously disclosed FDA mandated recall.

(i)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(j)
For 2017, represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017, including $38.6 million related to net adjustments on deferred tax assets, and $100.6 million related to taxes on deemed repatriation of earnings. For 2018, represents additional expense based on updated repatriation plans requiring accruals for withholding taxes on deemed repatriation.

(k)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $23.5 million of amortization for inventory "step-up" costs, $39.4 million of bridge loan commitment fees included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $12.5 million realized gain on a foreign currency derivative included in Other income; and $66.0 million of transaction costs included in Selling and administrative expenses.

(l)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.

(m)
Except for amortization, the income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For fiscal year 2018, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the Company's adjusted worldwide effective tax rate.

(n)	For 2018, net income is reduced by income attributable to noncontrolling interest of $2.5M.
(o)	The sum of these items does not foot due to rounding.
B. Foreign Currency Reconciliation

Operating Profit
	Year Ended December 31,
	2018	2017
% Change - Reported (GAAP)	6%	2%
Items impacting comparability (1)	4%	2%
% Change - Adjusted (Non-GAAP)	10%	4%
Currency Impact	(3)%	1%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)**	7%	5%
_______________________
(1) Includes items impacting comparability of $93.5 million for the year ended December 31, 2018 and includes $66.0 million of items impacting comparability for the year ended December 31, 2017.
** Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2018 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-K, which are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) our ability to achieve the anticipated benefits of the Frutarom acquisition, including our ability to capitalize on future growth opportunities and offer our customers innovative and differentiated products and our ability to achieve the cost-savings synergies; (ii) our ability to achieve long-term sustainable growth and increase shareholder value, (ii) the growth potential of the markets in which we operate, including the emerging markets, (iii) our expectations regarding our Ingredients business, (iv) our expectations regarding percentage of revenues that will be attributed to research and development in 2019; (v) expected developments in the regulatory regime in which we operate; (vi) our expectations regarding future price volatility of raw materials; (vi) our expectations regarding the impact of litigation; (vii) expected capital expenditures and cost pressures in 2019, (viii) expectations regarding our 2017 productivity program; (ix) our ability to innovate and execute on specific consumer trends and demands, and (x) our ability to reduce our net debt levels over the next three years. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	risks related to the integration of the Frutarom business, including whether we will realize the benefits anticipated from the acquisition in the expected time frame;

•	unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition;

•
the increase in our leverage resulting from the additional debt incurred to pay a portion of the consideration for Frutarom and its impact on our liquidity and ability to return capital to its shareholders;

•	our ability to successfully market to its expanded and decentralized Taste and Frutarom customer base;

•	our ability to effectively compete in its market and develop and introduce new products that meet customers’ needs;

•	our ability to successfully develop innovative and cost-effective products that allow customers to achieve their own profitability expectations;

•	the impact of the disruption in our manufacturing operations;

•	the impact of a disruption in our supply chain, including the inability to obtain ingredients and raw materials from third parties;

•	volatility and increases in the price of raw materials, energy and transportation;

•
our ability to comply with, and the costs associated with compliance with, regulatory requirements and industry standards, including regarding product safety, quality, efficacy and environmental impact;

•	the impact of any failure or interruption of our key information technology systems or a breach of information security;

•	our ability to react in a timely and cost-effective manner to changes in consumer preferences and demands;

•	our ability to establish and manage collaborations, joint ventures or partnership that lead to development or commercialization of products;

•	our ability to benefit from its investments and expansion in emerging markets;

•	the impact of currency fluctuations or devaluations in the principal foreign markets in which it operates;

•	economic, regulatory and political risks associated with our international operations;

•	the impact of global economic uncertainty on demand for consumer products;

•	the inability to retain key personnel;

•	our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws;

•	our ability to realize the benefits of its cost and productivity initiatives;

•	our ability to successfully manage its working capital and inventory balances;

•	the impact of the failure to comply with U.S. or foreign anti-corruption and anti-bribery laws and regulations, including the U.S. Foreign Corrupt Practices Act;

•	our ability to protect its intellectual property rights;

•	the impact of the outcome of legal claims, regulatory investigations and litigation;

•	changes in market conditions or governmental regulations relating to our pension and postretirement obligations;

•	the impact of future impairment of our tangible or intangible long-lived assets;

•
the impact of changes in federal, state, local and international tax legislation or policies, including the recently enacted Tax Cuts and Jobs Act, with respect to transfer pricing and state aid, and adverse results of tax audits, assessments, or disputes;

•	the effect of potential government regulation on certain product development initiatives, and restrictions or costs that may be imposed on the Company or its operations as a result; and

•	the impact of the United Kingdom’s expected departure from the European Union in 2019.
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
We have established a centralized reporting system to evaluate the effects of changes in interest rates, currency exchange rates and other relevant market risks. Our risk management procedures include the monitoring of interest rate and foreign exchange exposures and hedge positions utilizing statistical analyses of cash flows, market value and sensitivity analysis. However, the use of these techniques to quantify the market risk of such instruments should not be construed as an endorsement of their accuracy or the accuracy of the related assumptions. For the year ended December 31, 2018, the Company’s exposure to market risk was estimated using sensitivity analyses, which illustrate the change in the fair value of a derivative financial instrument assuming hypothetical changes in foreign exchange rates and interest rates.
We enter into foreign currency forward contracts with the objective of reducing exposure to cash flow volatility associated with foreign currency receivables and payables, and with anticipated purchases of certain raw materials used in operations. These contracts, the counterparties to which are major international financial institutions, generally involve the exchange of one currency for a second currency at a future date, and have maturities not exceeding twelve months. The gain or loss on the hedging instrument and services is recorded in earnings at the same time as the transaction being hedged is recorded in earnings. At December 31, 2018, the Company’s foreign currency exposures pertaining to derivative contracts exist with the Euro, Japanese Yen, British Pound, Australian Dollar and Indonesian Rupiah. Based on a hypothetical decrease or increase of 10% in the applicable balance sheet exchange rates (primarily against the U.S. dollar), the estimated fair value of the Company’s foreign currency forward contracts would increase or decrease by approximately $60 million. However, any change in the value of the contracts, real or hypothetical, would be significantly offset by a corresponding change in the value of the underlying hedged items.
We use derivative instruments as part of our interest rate risk management strategy. We have entered into certain cross currency swap agreements in order to mitigate a portion of our net European investments from foreign currency risk. As of December 31, 2018, these swaps were in a net asset position with an aggregate fair value of $1.09 million. Based on a hypothetical decrease or increase of 10% in the value of the U.S. dollar against the Euro, the estimated fair value of the Company’s cross currency swaps would change by approximately $60 million.
At December 31, 2018, the fair value of our EUR fixed rate debt was €1.62 billion. Based on a hypothetical increase of 10% in foreign exchange rates, the estimated fair value of the Company’s EUR fixed debt would increase by $200 million.
At December 31, 2018, the fair value of our USD fixed rate debt was $2.35 billion. Based on a hypothetical increase of 10% in interest rates, the estimated fair value of the Company’s US fixed debt would decrease by $84 million.
We purchase certain commodities, such as natural gas, electricity, petroleum based products and certain crop related items. We generally purchase these commodities based upon market prices that are established with the vendor as part of the purchase process. In general, we do not use commodity financial instruments to hedge commodity prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements on page 68. See Item 6 on page 30 for supplemental quarterly data.

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
Changes in Internal Control Over Financial Reporting.
On October 4, 2018, we completed the acquisition of Frutarom and are in the process of incorporating Frutarom into our internal control over financial reporting structure and our evaluation of internal control over financial reporting and related disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that, other than working to incorporate Frutarom as mentioned above, there have not been any changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2018. SEC guidance permits companies to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year following the acquisition. Accordingly, management excluded from its assessment the internal control over financial reporting at Frutarom, which was acquired on October 4, 2018 and whose financial results constitute approximately 9% of net sales and 29% of assets of the consolidated financial statement amounts as of and for the fiscal year ended December 28, 2018.
In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.
Based on this assessment, management determined that, as of December 28, 2018, our internal control over financial reporting was effective.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2018 as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information relating to directors and nominees of the Company is set forth in the IFF 2019 Proxy Statement and is incorporated by reference herein. The information relating to Section 16(a) beneficial ownership reporting compliance that appears in the IFF 2019 Proxy Statement is also incorporated by reference herein. See Part I, Item 1 of this Form 10-K for information relating to the Company’s Executive Officers.
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
The information regarding the Company’s Audit Committee and its designated audit committee financial experts is set forth in the IFF 2019 Proxy Statement and such information is incorporated by reference herein.
The information concerning procedures by which shareholders may recommend director nominees is set forth in the IFF 2019 Proxy Statement and such information is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION.
The items required by Part III, Item 11 are incorporated herein by reference from the IFF 2019 Proxy Statement to be filed on or before April 30, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The items required by Part III, Item 12 are incorporated herein by reference from the IFF 2019 Proxy Statement to be filed on or before April 30, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2019 Proxy Statement to be filed on or before April 30, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The items required by Part III, Item 13 are incorporated herein by reference from the IFF 2019 Proxy Statement to be filed on or before April 30, 2019.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS: The following consolidated financial statements, related notes, and independent registered public accounting firm’s report are included in this Form 10-K:
Report of Independent Registered Public Accounting Firm	69
Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	71
Consolidated Balance Sheet as of December 31, 2018 and 2017	72
Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016	73
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016	74
Notes to Consolidated Financial Statements	75

(a)(3) EXHIBITS	125

(a)(2) FINANCIAL STATEMENT SCHEDULES
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Flavors & Fragrances Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of International Flavors & Fragrances Inc. and its subsidiaries (the "Company") as of December 28, 2018 and December 29, 2017, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 28, 2018, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 28, 2018 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2018 and December 29, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Frutarom Industries Ltd. and its subsidiaries (“Frutarom Industries Ltd.”) from its assessment of internal control over financial reporting as of December 28, 2018, because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Frutarom Industries Ltd. from our audit of internal control over financial reporting. Frutarom Industries Ltd. is a wholly-owned subsidiary whose total net sales and total assets excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 9% and 29%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 28, 2018.

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
February 26, 2019

We have served as the Company’s auditor since 1957.

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2018	2017	2016
Net sales	$3,977,539	$3,398,719	$3,116,350
Cost of goods sold	2,294,832	1,926,256	1,720,787
Gross Profit	1,682,707	1,472,463	1,395,563
Research and development expenses	311,583	295,469	258,863
Selling and administrative expenses	707,461	570,144	572,518
Restructuring and other charges, net	5,079	19,711	(1,700)
Amortization of acquisition-related intangibles	75,879	34,693	23,763
Gains on sale of assets	(1,177)	(184)	(10,836)
Operating Profit	583,882	552,630	552,955
Interest expense	132,558	65,363	52,989
Loss on extinguishment of debt	38,810	—	—
Other income, net	(35,243)	(49,778)	(23,751)
Income before taxes	447,757	537,045	523,717
Taxes on income	107,976	241,380	118,686
Net income	339,781	295,665	405,031
Net income attributable to noncontrolling interests	2,479	—	—
Net income attributable to IFF stockholders	337,302	295,665	405,031
Other comprehensive income (loss):
Foreign currency translation adjustments	(99,580)	54,609	(54,526)
Gains (losses) on derivatives qualifying as hedges	15,078	(17,936)	(1,797)
Pension and postretirement liability adjustment	19,757	5,940	(10,332)
Comprehensive income attributable to IFF stockholders	272,557	338,278	338,376

Net income per share — basic	$3.81	$3.73	$5.07
Net income per share — diluted	$3.79	$3.72	$5.05
Average number of shares outstanding - basic	87,551	79,070	79,648
Average number of shares outstanding - diluted	88,121	79,370	79,981

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$634,897	$368,046
Restricted cash	13,625	—
Receivables:
Trade	946,938	677,055
Allowance for doubtful accounts	(9,173)	(13,392)
Inventories	1,078,537	649,448
Prepaid expenses and other current assets	277,036	215,387
Total Current Assets	2,941,860	1,896,544
Property, plant and equipment, net	1,241,152	880,580
Goodwill	5,378,388	1,156,288
Other intangible assets, net	3,039,322	415,787
Other assets	288,673	249,727
Total Assets	$12,889,395	$4,598,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts and current portion of long-term debt	$48,642	$6,966
Accounts payable	471,382	338,188
Dividends payable	77,779	54,420
Other current liabilities	530,508	369,194
Total Current Liabilities	1,128,311	768,768
Other Liabilities:
Long-term debt	4,504,417	1,632,186
Deferred gains	31,366	37,344
Retirement liabilities	227,172	228,936
Deferred income taxes	655,879	51,104
Other liabilities	217,070	191,294
Total Other Liabilities	5,635,904	2,140,864
Commitments and Contingencies (Note 20)
Redeemable non-controlling interests	81,806	—
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 and 115,858,190 shares issued as of December 31, 2018 and December 31, 2017, respectively; and 106,619,202 and 78,947,381 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	16,066	14,470
Capital in excess of par value	3,793,609	162,827
Retained earnings	3,956,221	3,870,621
Accumulated other comprehensive loss:
Cumulative translation adjustments	(396,996)	(297,416)
Accumulated gains (losses) on derivatives qualifying as hedges	4,746	(10,332)
Pension and postretirement liability adjustment	(309,977)	(329,734)
Treasury stock, at cost (21,906,935 and 36,910,809 shares as of December 31, 2018 and December 31, 2017, respectively)	(1,030,718)	(1,726,234)
Total Shareholders’ Equity	6,032,951	1,684,202
Noncontrolling interests	10,423	5,092
Total Shareholders’ Equity including noncontrolling interests	6,043,374	1,689,294
Total Liabilities and Shareholders’ Equity	$12,889,395	$4,598,926

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Cash flows from operating activities:
Net income	$339,781	$295,665	$405,031
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	173,792	117,967	102,469
Deferred income taxes	19,402	58,889	14,350
Gains on sale of assets	(1,177)	(184)	(10,836)
Stock-based compensation	29,401	26,567	24,587
Loss on extinguishment of debt	38,810	—	—
Gain on deal contingent derivatives	(12,505)	—	—
Pension contributions	(22,433)	(39,298)	(46,347)
Litigation settlement	—	(56,000)	—
Product recall claim settlement, net of insurance proceeds received	235	—	—
Foreign currency gain on liquidation of entity	—	(12,217)	—
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(49,958)	(68,851)	(21,544)
Inventories	(117,641)	(18,911)	15,452
Accounts payable	55,136	29,114	(7,642)
Accruals for incentive compensation	(2,289)	19,144	12,133
Other current payables and accrued expenses	(5,279)	22,679	49,103
Other assets	(19,219)	(3,866)	(1,067)
Other liabilities	11,519	20,058	14,450
Net cash provided by operating activities	437,575	390,756	550,139
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(4,857,343)	(192,328)	(236,836)
Additions to property, plant and equipment	(170,094)	(128,973)	(126,412)
Additions to intangible assets	(3,326)	—	—
Proceeds from disposal of assets	8,176	16,139	6,856
Proceeds from disposal of subsidiaries, net of cash held	10,157	—	—
Maturity of net investment hedges	(2,642)	1,434	637
Proceeds from life insurance contracts	1,837	3,798	292
Net cash used in investing activities	(5,013,235)	(299,930)	(355,463)
Cash flows from financing activities:
Cash dividends paid to shareholders	(230,218)	(206,118)	(184,897)
Decrease in revolving credit facility and short term borrowing	(927)	(4,499)	(131,074)
Deferred financing costs	(33,668)	(5,373)	(5,788)
Repayments of debt	(376,625)	(250,000)	(125,000)
Proceeds from issuance of long-term debt	3,256,742	498,250	555,559
Proceeds from sales of equity securities, net of issuance costs	2,268,094	—	—
Gain (loss) on pre-issuance hedges	12,505	(5,310)	(3,244)
Proceeds from issuance of stock in connection with stock plans	—	329	813
Employee withholding taxes paid	(9,725)	(11,768)	(13,353)
Purchase of treasury stock	(15,475)	(58,069)	(127,443)
Net cash provided by (used in) financing activities	4,870,703	(42,558)	(34,427)
Effect of exchange rate changes on cash and cash equivalents	(14,567)	(4,214)	(18,245)
Net change in cash, cash equivalents and restricted cash	280,476	44,054	142,004
Cash, cash equivalents and restricted cash at beginning of year	368,046	323,992	181,988
Cash, cash equivalents and restricted cash at end of year	$648,522	$368,046	$323,992
Cash paid for:
Interest, net of amounts capitalized	$117,581	$55,440	$50,576
Income taxes	116,138	107,390	107,898
Noncash investing activities:
Accrued capital expenditures	$33,844	$37,556	$26,049
Treasury stock issued in the Frutarom acquisition	701,111	—	—

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at December 31, 2015	$14,470	$140,802	$3,604,254	$(613,440)	(35,835,899)	$(1,555,769)	$4,672	$1,594,989
Net income			405,031				218	405,249
Cumulative translation adjustment				(54,526)				(54,526)
Losses on derivatives qualifying as hedges; net of tax $(227)				(1,797)				(1,797)
Pension liability and postretirement adjustment; net of tax $3,049				(10,332)				(10,332)
Cash dividends declared ($2.40 per share)			(190,750)					(190,750)
Stock options		8,952			30,015	1,335		10,287
Treasury share repurchases					(1,058,018)	(127,443)		(127,443)
Vested restricted stock units and awards		(21,860)			218,749	2,730		(19,130)
Stock-based compensation		24,587						24,587
Balance at December 31, 2016	$14,470	$152,481	$3,818,535	$(680,095)	(36,645,153)	$(1,679,147)	$4,890	$1,631,134
Net income			295,665				202	295,867
Cumulative adjustment relating to the adoption of ASC 2016-16			(33,719)					(33,719)
Cumulative translation adjustment				54,609				54,609
Losses on derivatives qualifying as hedges; net of tax $2,017				(17,936)				(17,936)
Pension liability and postretirement adjustment; net of tax ($1,583)				5,940				5,940
Cash dividends declared ($2.66 per share)			(209,860)					(209,860)
Stock options		4,558			24,423	1,208		5,766
Treasury share repurchases					(459,264)	(58,069)		(58,069)
Vested restricted stock units and awards		(20,779)			169,185	9,774		(11,005)
Stock-based compensation		26,567						26,567
Balance at December 31, 2017	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294
Net income			337,302				1,631	338,933
Cumulative adjustment relating to the adoption of ASC 2014-09			2,068					2,068
Cumulative translation adjustment				(99,580)				(99,580)
Gains on derivatives qualifying as hedges; net of tax $2,011				15,078				15,078
Pension liability and postretirement adjustment; net of tax ($5,052)				19,757				19,757
Cash dividends declared ($2.84 per share)			(253,577)					(253,577)
Stock options		2,152			46,474	2,188		4,340
Impact of Frutarom acquisition		1,346,229			14,901,445	701,111	3,700	2,051,040
Vested restricted stock units and awards		(10,650)			164,064	7,692		(2,958)
Stock-based compensation		29,401						29,401
Treasury share repurchases					(108,109)	(15,475)		(15,475)
Issuance of equity	1,596	2,266,498						2,268,094
Redeemable NCI		(2,848)						(2,848)
Other			(193)					(193)
Balance at December 31, 2018	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations    International Flavors & Fragrances Inc. and its subsidiaries (the “Registrant,” “IFF,” “the Company,” “we,” “us” and “our”) is a leading creator and manufacturer of tastes and scents (including cosmetic active ingredients) used to impart or improve taste and scent in a wide variety of consumer products. Our products are sold principally to manufacturers of perfumes and cosmetics, hair and other personal care products, soaps and detergents, cleaning products, dairy, meat and other processed foods, beverages, snacks and savory foods, sweet and baked goods, and pharmaceutical and oral care products.
Fiscal Year End    The Company has historically operated on a 52/53 week fiscal year generally ending on the Friday closest to the last day of the year. For ease of presentation, December 31 is used consistently throughout the financial statements and notes to represent the period-end date. The 2018, 2017 and 2016 fiscal years were 52 week periods. For the 2018, 2017 and 2016 fiscal years, the actual closing dates were December 28, December 29, and December 30, respectively.
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
Principles of Consolidation    The consolidated financial statements include the accounts of International Flavors & Fragrances Inc. and those of its subsidiaries. Significant intercompany balances and transactions have been eliminated. To the extent a subsidiary is not wholly owned, any related noncontrolling interests are included as a separate component of Shareholders’ Equity.
Revenue Recognition    Revenue from contracts with customers is recognized when the contract or purchase order has received approval and commitment from both parties, has the rights of the parties and payment terms (which can vary by customer) identified, has commercial substance, and collectability of consideration is probable.
For the Company's Flavors, Fragrances Compounds and Frutarom products, revenue is recognized for the majority of contracts when the Company satisfies its performance obligation by transferring control of the goods to the customer. Revenue is recognized over time for a small number of contracts, and the amount of revenue recognized is based on the extent of progress towards completion of the promised goods, using the output method.
For the Company's Fragrances Ingredients products, revenue is recognized for the majority of contracts when the Company satisfies its performance obligation by transferring control of the goods to the customer.
Sales are reduced, at the time revenue is recognized, for applicable discounts, rebates and sales allowances based on historical experience. Related accruals are included in Other current liabilities in the accompanying Consolidated Balance Sheet.
The Company considers shipping and handling activities undertaken after the customer has obtained control of the related goods as a fulfillment activity. Net sales include shipping and handling charges billed to customers. Cost of goods sold includes all costs incurred in connection with shipping and handling.
Foreign Currency Translation    The Company translates the assets and liabilities of non-U.S. subsidiaries into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of Shareholders’ Equity.
Research and Development    Research and development (“R&D”) expenses relate to the development of new and improved tastes or scents, technical product support and compliance with governmental regulation. All research and development costs are expensed as incurred.
Cash Equivalents    Cash equivalents include highly liquid investments with maturities of three months or less at date of purchase.
Restricted Cash    Restricted cash is comprised of cash or cash equivalents which has been placed into an account that is restricted for a specific use and from which the Company cannot withdraw the cash on demand.

Accounts Receivable    The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sale of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $16.9 million in 2018, compared to an increase of approximately $7.6 million and $34 million in 2017 and 2016, respectively. The cost of participating in these programs was immaterial to our results in all periods.
Inventories    Inventories are stated at the lower of cost (on a weighted-average basis) or net realizable value. Our inventories consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Raw materials	$568,916	$326,140
Work in process	48,819	16,431
Finished goods	460,802	306,877
Total	$1,078,537	$649,448
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
Finite-Lived Intangible Assets Finite-lived intangible assets include customer relationships, patents, trade names, technological know-how and other intellectual property valued at acquisition and amortized on a straight-line basis over the following estimated useful lives: customer relationships, 11 - 23 years; patents, 11 years; trade names, 14 - 28 years; and technological know-how, 5 - 28 years.
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
In assessing the potential for impairment of goodwill, management uses the most current actual and forecasted operating data available and current market-based assumptions in accordance with the criteria in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350. The Company has identified five reporting units: (1) Flavor Compounds, (2) Fragrance Compounds, (3) Fragrance Ingredients, (4) Cosmetic Actives Ingredients and (5) Frutarom. These reporting units were determined based on the level at which the performance is measured and reviewed by segment management. In the case of Frutarom, the reporting unit determination is preliminary and is subject to change.
The Company performs an annual goodwill impairment test for its reporting units by assessing the fair value of the reporting units based on discounted cash flows. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference, and the impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company completed its annual goodwill impairment test as of November 30, 2018, which indicated no impairment of goodwill as the estimated fair values substantially exceeded the carrying values of each of these reporting units, except for the recently acquired Frutarom reporting unit for which the fair value is expected to approximate the carrying value.
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
In the fourth quarter of 2017, the Company recorded approximately $139.2 million in charges related to the impact of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act and the potential for additional guidance from the SEC or the FASB, the amount recorded by the Company in the fourth quarter of 2017 was provisional and has been adjusted during 2018. The impact of the Tax Act was finalized in the fourth quarter of 2018.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations. During the second quarter of 2018, the Company paid the first installment of the “toll charge”. During the third quarter of 2018, the Company recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform. During the fourth quarter, the Company completed its final assessment under SAB 118, and recorded an additional charge of $32.8 million to adjust an accrual related to the U.S. state impact and foreign withholding taxes on planned repatriations. The charge in the fourth quarter of 2018 is consistent with the Company's need to repatriate funds for debt repayment purposes.
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

Net Income Per Share    Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent in-substance dividend distributions to the noncontrolling interest holders as the holders have a contractual right to receive a specified amount upon redemption. As a result, earnings are adjusted to reflect this in-substance distribution that is different from other common shareholders. In addition, the Company has unvested share based payment awards with a right to receive nonforfeitable dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share.
Basic earnings (loss) per share represents the amount of earnings for the period available to each share of common stock outstanding during the period. Basic earnings (loss) per share includes the effect of issuing shares of common stock assuming (i) the prepaid stock purchase contracts (“SPC”) are converted into the minimum number of common stock under the if-converted method, and (ii) an adjustment to earnings (loss) to reflect adjustments made to record the redeemable value of redeemable non-controlling interests. Diluted earnings (loss) per share also includes the effect of issuing shares of common stock, assuming (i) stock options and warrants are exercised, (ii) restricted stock units are fully vested under the treasury stock method, and (iii) the incremental effect of the prepaid stock purchase contracts (“SPC”) converted into the maximum number of common stock under the if-converted method.
Stock-Based Compensation    Compensation cost of all stock-based awards is measured at fair value on the date of grant and recognized over the service period for which awards are expected to vest. The cost of such stock-based awards is principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
Financing Costs    Costs incurred in the issuance of debt are deferred and amortized as part of interest expense over the stated life of the applicable debt instrument. Unamortized deferred financing costs relating to debt are presented as a reduction in the amount of debt outstanding on the Consolidated Balance Sheet. Unamortized deferred financing costs relating to the revolving credit facility are recorded in Other assets on the Consolidated Balance Sheet.
Redeemable Non-controlling Interests    Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against Capital in excess of par value and are reflected in the computation of earnings per share using the two-class method.
Adoption of Highly Inflationary Accounting in Argentina    U.S. GAAP requires the use of highly inflationary accounting for countries whose cumulative three-year inflation rate exceeds 100 percent. In the second quarter of 2018, the Argentine peso rapidly devalued relative to the U.S. dollar, which along with increased inflation, indicated that the three-year cumulative inflation rate in that country exceeded 100 percent as of July 1, 2018. As a result, the Company adopted highly inflationary accounting as of the beginning of the third quarter of 2018 for its subsidiary in Argentina. Under highly inflationary accounting, the functional currency of the Company's subsidiary in Argentina became the U.S. dollar, and its results for the third and fourth quarter have been recorded on that basis. The net effect of the adoption of the U.S. dollar as the functional currency did not result in a material change to the Company's Consolidated Balance Sheet or the Consolidated Statement of Income and Comprehensive Income. For the year ended December 31, 2018, the Company's Argentina subsidiary represented less than 3% of the Company’s consolidated net sales and less than 1% of its consolidated total assets as of December 31, 2018.
Recent Accounting Pronouncements
In October 2018, the FASB issued Accounting Standards Update ("ASU") 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The ASU allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815, Derivatives and Hedging. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans (Subtopic 715-20)", which modifies the disclosure requirements on company-sponsored defined benefit plans. The ASU is effective for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718)" intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. This guidance expands the scope of Topic 718, Compensation-Stock Compensation which currently only includes share-based payments to employees to include share-based payments issued to nonemployees for goods or services. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact this guidance will have on its Consolidated Financial Statements.
In February 2018, FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. This guidance is effective for periods beginning after December 15, 2018, with an election to adopt early. The Company is currently evaluating the impact this guidance may have on its Consolidated Financial Statements.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" which clarifies changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting. This guidance is effective for the current year. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements as it is not the Company's practice to modify the terms or conditions of a share-based payment award after it has been granted.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" which requires employers who present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and postretirement costs in operating expenses. This guidance is effective for 2018, and as required, has been applied on a full retrospective basis. The impact of the adoption of this standard on January 1, 2018 was a decrease in operating profit by approximately $28.8 million and $14.4 million for the fiscal year 2017 and 2016, respectively, and corresponding increases in Other (income) expense, net as presented in the Company's Consolidated Statement of Income and Comprehensive Income for the respective periods. There was no impact to Net income or Net Income per share in either period. See Note 16 of the Consolidated Financial Statements for further details.
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
In November 2015, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. Retrospective presentation is required. The company retroactively applied this new guidance as of December 30, 2017, the first day of the Company’s 2018 fiscal year
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" which requires changes to the classification of certain activities within the statement of cash flows. This guidance is effective for the current year, and the Company has determined that this adoption does not have an impact on its Consolidated Statement of Cash Flows.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", with subsequent amendments, which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", with subsequent amendments, which requires changes to the accounting for leases and supersedes existing lease guidance, including ASC 840 - Leases. Among other things, ASU 2016-02 requires recognition of a right-of-use asset and a liability for future lease payments for contracts that meet the definition of a lease and also requires disclosure of certain information about leasing arrangements. ASU 2016-02 is effective January 1, 2019. On July 30, 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which, among other things, allows companies to elect an optional transition method to apply the new lease standard through a cumulative-effect adjustment in the period of adoption. The Company adopted the standard on December 29, 2018, the first day of its 2019 year, using the optional transition method. The Company has made substantial progress in executing its implementation plan. It is in the process of revising its controls and processes to address the lease standard and has substantially completed the implementation and data input for the lease accounting software tool that it will use post adoption. The Company is electing certain practical expedients including the expedient that allows it to carry forward prior lease classifications under ASC 840. Adoption of the standard is expected to have a material impact on the Company's consolidated statement of financial position due to the addition of lease assets and liabilities related to operating leases. ASU 2016-02 also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. The Company is evaluating these disclosure requirements and is incorporating the collection of relevant data into its existing financial reporting processes in preparation for disclosure in 2019. The Company does not expect ASU 2016-02 to have a material impact on its annual results of operations and/or cash flows.
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
The Company creates and manufactures flavors and fragrances. Approximately 90% of its products, principally flavor compounds and fragrance compounds, are customized to customer specifications and have no alternative use other than the sale to the specific customer (“Compounds products”). The remaining revenue is derived largely from ingredients products that, generally, are commodity products with alternative uses and not customized (“Ingredients products”).
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
The impact to revenues, gross profit and net income for the year ended December 31, 2018 were reductions of $4.0 million, $2.6 million and $1.9 million, respectively, as a result of applying the Revenue Standard as compared to the amounts that would have been recognized under ASC Topic 605.
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by product categories:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2016(a)
Flavor Compounds	$1,990,985	$1,632,166	$1,496,525
Fragrance Compounds	1,496,493	1,424,612	1,303,653
Ingredients	490,061	341,941	316,172
Total revenues	$3,977,539	$3,398,719	$3,116,350
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
The following table presents our revenues disaggregated by region, based on the region of our customers:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017(a)	2016(a)
Europe, Africa and Middle East	$1,396,315	$1,065,596	$964,931
Greater Asia	991,015	903,546	880,040
North America	1,010,126	901,821	769,081
Latin America	580,083	527,756	502,298
Total revenues	$3,977,539	$3,398,719	$3,116,350
_______________________

(a)	Prior period amounts have not been adjusted based on the modified retrospective method.
Flavor and Fragrance Compounds Revenues
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

The Company generates revenues primarily by manufacturing customized taste and scent compounds for the exclusive use of our customers. The Company combines the shipment of goods with their manufacture to account for both shipment and manufacture as the sole performance obligation.
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
With respect to a small number of contracts for the sale of Compounds products, the Company recognizes revenue over time as it manufactures customized compounds that do not have an alternative use and for which the contracts provide the Company with an enforceable right to payment, including a reasonable profit, at all times during the contract term commencing with the manufacturing of the goods. When revenue is recognized over time, the amount of revenue recognized is based on the extent of progress towards completion of the promised goods. The Company generally uses the output method to measure progress for its contracts as this method reflects the transfer of goods to the customer. Once customization begins, the manufacturing process is generally completed within a two week period. Due to the short time frame for production, there is little estimation uncertainty in the process. In addition, due to the customized nature of the Company's products, returns are not material.
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
Contract Asset and Accounts Receivable
The following table reflects the balances in our contract assets and accounts receivable for the twelve months ended December 31, 2018 and 2017:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Receivables (included in Trade receivables)	946,938	677,055
Contract asset - Short term	487	4,499
Reclassifications
As discussed above, the Company has reclassified certain components of net periodic benefit expense (income) to Other income (expense), net.

NOTE 2.    RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
2017 Productivity Program
On February 15, 2017, the Company announced that it was adopting a multi-year productivity program designed to improve overall financial performance, provide flexibility to invest in growth opportunities and drive long-term value creation. In connection with this program, we expect to optimize our global footprint and simplify the Company's organizational structures globally. In connection with this initiative, the Company expects to incur cumulative, pre-tax cash charges of $27 million, consisting primarily of $25 million in personnel-related costs and an estimated $2 million in facility-related costs, such as lease termination, and integration-related costs.
The Company recorded $3.9 million and $20.6 million of charges related to personnel-related costs in 2018 and 2017, respectively, with no further anticipated personnel-related and other costs after the first quarter of 2019. The Company made payments of $7.3 million and $14.0 million related to severance in 2018 and 2017, respectively. The overall charges were split approximately evenly between Taste and Scent. No charges were allocated to the Frutarom segment. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
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
Roll Forward of Liability
Movements in severance-related accruals during 2016, 2017 and 2018 are as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at January 1, 2016	$7,882	$—	$7,882
Additional charges (reversals), net	(1,700)	658	(1,042)
Non-cash charges	—	(658)	(658)
Payments	(2,905)	—	(2,905)
Balance at December 31, 2016	3,277	—	3,277
Additional charges (reversals), net	18,309	1,402	19,711
Non-cash charges	—	(528)	(528)
Payments	(14,047)	(456)	(14,503)
Balance at December 31, 2017	7,539	418	7,957
Additional charges (reversals), net	3,884	1,195	5,079
Non-cash charges	—	(418)	(418)
Payments	(7,298)	(120)	(7,418)
Balance at December 31, 2018	$4,125	$1,075	$5,200
NOTE 3.    ACQUISITIONS
Frutarom
On October 4, 2018 (the "Closing"), the Company completed its acquisition of Frutarom Industries Ltd. (“Frutarom”). The Company acquired 100% of the equity of Frutarom pursuant to a definitive agreement and plan of merger entered into on May 7, 2018 ("Merger Agreement"). Frutarom is an Israeli company that, through its subsidiaries, develops, produces and markets flavors and fine ingredients used in manufacturing food, beverages, flavors and fragrances, pharma/nutraceuticals, cosmetics and personal care products, including natural products. The acquisition was made in order to strengthen IFF's customer base, its capabilities and geographic reach, and is expected to result in more exposure to numerous end markets, including those with a focus on naturals and health and wellness.
The acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations, with IFF identified as the acquirer. As a result of the acquisition, Frutarom's assets, liabilities and results of operations were included in the Company’s financial statements from the acquisition date. Frutarom contributed net sales of $359.6 million for the year ended December 31, 2018 and a segment profit of $27.4 million for the year ended December 31, 2018.
Purchase Price
The following table summarizes the aggregate purchase price consideration paid to acquire Frutarom (in thousands, except share and per share data):

Frutarom’s shares outstanding as of the Closing	59,576,323
Cash consideration per share	71.19
Total cash paid to shareholders of Frutarom	$4,241,238

Cash paid to vested stock option holders	19,229
Cash in escrow for unvested stock option holders	7,048
Cash paid for closing dividend	21,065
Cash in lieu of fractional shares	15
Cash portion of the purchase consideration	$4,288,595

Frutarom’s shares outstanding as of the Closing	59,576,323
Exchange ratio	0.249
Total common shares of IFF issued	14,834,504
IFF’s share price as of the Closing	137.39
Total equity consideration paid to shareholders of Frutarom	2,038,113
Equity consideration paid to vested stock Frutarom option holders (representing 67,046 shares)	9,211
Equity portion of purchase consideration	$2,047,324

Repayment of existing credit facilities of Frutarom	694,975

Total purchase consideration	$7,030,894
At the Closing, each issued and outstanding Frutarom ordinary share was exchanged for $71.19 in cash and 0.2490 of a share of the Company's common stock (the "Merger Consideration").
As part of the acquisition, each Frutarom stock option and restricted share unit (“RSU”) that was vested at the Closing was canceled in exchange for the right to receive Merger Consideration, reduced by the exercise price per share for each vested option. Upon Closing, IFF paid $19.2 million in cash and issued 67,046 shares to the holders of vested options and RSUs.
Frutarom stock options and RSUs that were unvested at the Closing were canceled in exchange for the right to receive cash equivalent to the Merger Consideration reduced by the exercise price per share for each unvested option. These awards require the option holders to continue employment until the end of the original vesting period. If an employee is terminated and the right to such options has not been forfeited, the employee is entitled to a pro-rata portion based on the vesting period that has been completed at the termination date. The Company funded a separate escrow account for the amount related to the unvested awards in the amount of $13.6 million. This amount is designated as Restricted cash on the Consolidated Balance Sheet. The Company attributed the fair value of $7.0 million of the unvested awards to pre-acquisition services and the remainder will be recognized in the post-acquisition period over the required remaining service period.

Pursuant to the Merger Agreement, the Frutarom shareholders were entitled to a closing dividend. The per share dividend was equal to the product of (a) aggregate amount of per share cash dividends declared by IFF with a record date occurring on or after the date of the Merger Agreement and prior to closing of the Merger, multiplied by, (b) Frutarom’s shares outstanding as of the Closing multiplied by the exchange ratio of 0.2490. The closing dividend payment of $21.1 million has been included in the total purchase consideration amount.
A portion of Frutarom’s existing debt was repaid concurrent with the Closing. Frutarom's debt, which was not legally assumed by IFF but was paid at Closing, was approximately $695.0 million.
To finance the acquisition, the Company used cash on hand and borrowed approximately $3.3 billion of additional debt, consisting of $2.8 billion of senior unsecured notes, $350.0 million in term loans and $139.5 million of tangible equity units. See Note 10 for further details.
The Company issued 14.9 million shares as a portion of the purchase consideration resulting in former Frutarom shareholders holding approximately 14% of the Company's outstanding common stock as of the Closing. Additionally, the Company issued 16,500,000 TEUs in an underwritten public offering for net proceeds of approximately $665.1 million.
The Company acquired pre-existing contingent consideration arrangements that are subject to change based on future earnings. Amounts are payable in 2019, 2020, and 2021. The fair value of the contingent consideration has been recorded on the opening balance sheet in the amount of $43.6 million. The liability will be periodically re-assessed and any changes will be recorded in the consolidated statement of operations.
As part of several acquisitions made by Frutarom, noncontrolling interest holders of the acquired entities were granted options to sell their respective interests to Frutarom (“put option”) and Frutarom held a mirroring option to buy the interests on the same terms (“call option”). IFF determined that the put options cannot be separated from the noncontrolling interests and the combination of a noncontrolling interest and its redemption feature require each noncontrolling interest to be classified as a redeemable noncontrolling interest. The redeemable noncontrolling interests were initially measured at fair value as of the acquisition date using a discounted cash flow approach, inclusive of the put and call provisions.
Purchase Price Allocation
The Company allocated the purchase consideration to the tangible net assets and identifiable intangible assets acquired based on estimated fair values at the acquisition date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. The purchase price allocation is preliminary and is subject to change. The Company is currently finalizing the valuation of property, plant and equipment (including estimated useful lives), goodwill, intangible assets (trade names, product formulas, customer relationships and favorable/unfavorable leases, including estimated useful lives), and leases, in addition to ensuring all other liabilities and contingencies have been identified and recorded. Additionally, the Company is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The determination of the fair value of assets and liabilities will be finalized as soon as the valuation is completed which is expected to be during 2019.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands).

Cash and cash equivalents	$140,747
Other current assets	699,627
Identifiable intangible assets	2,690,000
Other assets	353,710
Equity method investments	25,791
Current liabilities	(311,325)
Debt assumed	(77,037)
Other liabilities	(632,488)
Redeemable noncontrolling interest	(97,510)
Noncontrolling interest	(3,700)
Excess attributable to Goodwill	4,243,079
Total Purchase Consideration	$7,030,894

Accounts receivable and other miscellaneous receivables were recorded at their approximate fair value based on Frutarom’s expected collections. Finished goods and work-in-process inventory was valued using a net realizable value approach, including profit allowance, which resulted in a step-up of $31.5 million. The preliminary fair value of property, plant and equipment will be determined using a combination of the income approach, the preliminary market approach and the cost approach. The cost approach is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Other liabilities includes a deferred tax liability of $45.0 million on deemed repatriation as the Company plans to repatriate certain funds to the U.S. and will be required to pay foreign withholding and other taxes, including state taxes, during the period when such repatriation occurs. This balance is preliminary and will be refined through the purchase accounting measurement period.
The Company has recognized $4.2 billion of goodwill, which is attributable to expected synergies generated by the integration of Frutarom including cross-selling benefits as well as cost synergies. The goodwill has all been assigned to the Frutarom reporting unit. Approximately $87.3 million of the goodwill associated with the Frutarom acquisition is deductible for income tax purposes. Any changes in the estimated fair values of the assets acquired and liabilities assumed in the acquisition may change the amount of the purchase consideration allocated to goodwill.
The preliminary amounts of the components of intangible assets have been recorded as follows:

(IN THOUSANDS)	Estimated Amounts	Weighted-Average Useful Life
Intangible assets with finite lives:
Product formula	$290,000	10 to 12 years
Customer relationships	2,260,000	18 to 23 years
Trade names	140,000	23 to 26 years
Total	$2,690,000
Trade names and trademarks, product formulas, and customer relationships were valued using the relief from royalty method, or the multi-period excess earnings method, which are both variations of the income approach. Some of the more significant assumptions inherent in developing the valuations included the estimated net cash flows (including net sales, cost of goods sold, operating expenses, and contributory asset charges), royalty rates, attrition rates, and discount rates that appropriately reflect the risks inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends, as well as other factors. The assumptions used in the financial forecasts were determined by considering historical data as well as current and anticipated market conditions, industry growth rates, management plans, and market comparables. The intangible assets are being amortized on a straight-line basis over the respective useful lives.

Pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of IFF and Frutarom as if the acquisition had been completed as of the beginning of the prior fiscal year, or January 1, 2017. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2017, nor are they indicative of future results. The unaudited pro forma financial information for the year ended December 31, 2018 includes IFF results, including the post-acquisition results of Frutarom, since October 4, 2018, and pre-acquisition results of Frutarom for the period January 1, 2018 through October 3, 2018.
The unaudited pro forma results for the years ended December 31, 2018 and December 31, 2017 is as follows:

	Year Ended December 31,
(IN THOUSANDS)	2018	2017
Unaudited pro forma net sales	$5,135,906	$4,761,115
Unaudited pro forma net income attributable to the Company	474,498	240,784
The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisition been completed as of January 1, 2017, including amortization charges for acquired intangibles assets, adjustments for acquisition transaction costs, adjustments for depreciation expense for property, plant, and equipment, and adjustments to interest expense. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.
Other
The Company incurred acquisition-related costs of $156.7 million for the year ended December 31, 2018. This amount primarily consists of the following: $39.4 million of bridge loan commitment fees included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $12.5 million realized gain on a foreign currency derivative included in Other income; and $66 million of transaction costs included in Selling and administrative expenses.
TAA
On December 7, 2018, the Company completed the acquisition of 100% of the outstanding shares of The Additive Advantage, LLC ("TAA"), a privately-held manufacturing and licensing company with facilities in North America. The acquisition was accounted for under the purchase method. TAA was acquired to strengthen IFF’s position in delivery capability and technologies, and to advance the R&D delivery platform with printable encapsulation solutions.
The Company paid $14.5 million for this acquisition, which was funded from cash on hand. Additionally, the Company recorded an accrual of $6.9 million representing the current estimate of additional contingent consideration payable to the former owners of TAA determined using the scenario-based method. In addition, as part of the acquisition, the Company assumed a loan of $0.5 million that had been due to the Company from TAA. This amount was included in the purchase consideration.
The purchase consideration was allocated principally to identifiable intangible assets including $11.4 million to In-process research and development ("IPR&D") and approximately $10.4 million to goodwill (which is deductible for tax purposes). IPR&D represents acquired printing technology that had not been completed as of the acquisition date. The fair value of IPR&D was determined using the income approach. IPR&D will be tested for impairment going forward, and will only be amortized once technological feasibility has been established. The rate utilized to discount the net cash flows to their present value reflects the risk associated with the intangible asset and is benchmarked to the cost of equity. Goodwill is the excess of the purchase price over the fair value of net assets acquired and represents the value the Company expects to achieve from applying the technology to the Company’s existing product portfolio.
The acquisition agreement contains a provision for the payment of certain milestone amounts, which will be expensed as incurred post-acquisition, with a maximum amount that will be paid out of $5.4 million, as they are contingent on continued employment, as well as achievement of milestones related to the IPR&D programs.
No pro forma financial information is presented as the acquisition was not material to the consolidated financial statements.
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
The purchase price allocation was completed in the first quarter of 2018. No material adjustments were made to the purchase price allocation since the preliminary valuation performed in the second quarter of 2017. The estimated amount of the contingent consideration payable was reduced to zero during 2018 and resulted in a decrease in administrative expense of approximately $1.3 million.

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

NOTE 4.    PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following amounts:

(DOLLARS IN THOUSANDS)	December 31,
	2018	2017
Asset Type
Land	$75,528	$39,006
Buildings and improvements	760,783	560,939
Machinery and equipment	1,342,881	1,162,164
Information technology	179,876	186,891
Construction in process	133,870	141,755
Total Property, Plant and Equipment	2,492,938	2,090,755
Accumulated depreciation	(1,251,786)	(1,210,175)
Total Property, Plant and Equipment, Net	$1,241,152	$880,580
Depreciation expense was $89.1 million for the year ended December 31, 2018, and $83.4 million and $78.6 million for the years ended December 31, 2017 and 2016, respectively.
NOTE 5.     GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during the years ended December 31, 2016, 2017 and 2018 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at January 1, 2016	$941,389
Acquisitions	67,480
Foreign exchange	(8,746)
Balance at December 31, 2016	1,000,123
Acquisitions	87,865
Foreign exchange	32,920
Other(a)	35,380
Balance at December 31, 2017	1,156,288
Acquisitions(b)	4,253,541
Disposals	(19,069)
Foreign exchange	(12,372)
Balance at December 31, 2018	$5,378,388
_______________________

(a)
Other above principally represents the increase to Goodwill associated with the update of certain customer relationship assumptions in the final purchase price allocation of David Michael, as disclosed in Note 3.

(b)	In 2018, $4.2 billion primarily relates to our acquisition of Frutarom and is subject to change upon completion of the purchase price allocation.

Goodwill by segment was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Taste	$525,060	$525,038
Scent	618,878	631,250
Frutarom	4,224,010	—
Unallocated	10,440	—
Total	$5,378,388	$1,156,288
The increase reflected in Taste above represents the finalization of the PowderPure purchase price allocation in 2018. The decrease reflected in Scent above represents the foreign exchange impact on Goodwill consolidated from subsidiary balance sheets in a functional currency other than USD. The increase reflected in Frutarom above represents the preliminary purchase price allocation of Frutarom as disclosed in Note 3.
The unallocated Goodwill above represents the preliminary purchase price allocation of TAA as disclosed in Note 3. The amount is currently unallocated pending further analysis of the use of the technology acquired in the acquisition which is expected to have applications to both Taste and Scent.
Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Asset Type
Customer relationships	$2,658,659	$407,636
Technological know-how	451,016	161,856
Trade names & patents	177,770	38,771
Other	43,766	24,814
Total carrying value	3,331,211	633,077
Accumulated Amortization
Customer relationships	(156,906)	(104,800)
Technological know-how	(93,051)	(76,766)
Trade names & patents	(19,593)	(15,241)
Other	(22,339)	(20,483)
Total accumulated amortization	(291,889)	(217,290)
Other intangible assets, net	$3,039,322	$415,787
Amortization expense was $75.9 million for the year ended December 31, 2018, and $34.7 million and $23.8 million for the years ended December 31, 2017 and 2016, respectively. Amortization expense for the next five years and thereafter, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2019	2020	2021	2022	2023
Estimated future intangible amortization expense	$191,175	$187,034	$182,203	$178,250	$178,137

NOTE 6.    OTHER ASSETS
Other assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Deferred income taxes	$89,000	$99,777
Overfunded pension plans	$75,158	$70,792
Cash surrender value of life insurance contracts	43,179	45,216
Equity method investments	31,470	—
Other(a)	49,866	33,942
Total	$288,673	$249,727
_______________________

(a)	Includes land usage rights in China and long term deposits.
NOTE 7.    OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Accrued payrolls and bonuses	$121,080	$88,361
Rebates and incentives payable	44,175	37,218
Value-added tax payable	23,253	17,856
Interest payable	36,823	15,863
Current pension and other postretirement benefit obligation	11,528	12,866
Accrued insurance (including workers’ compensation)	9,447	10,771
Earn outs payable	29,974	—
Restructuring and other charges	5,200	7,957
Accrued income taxes	24,356	22,190
Other	224,672	156,112
Total	$530,508	$369,194
NOTE 8.    SALE AND LEASEBACK TRANSACTIONS
In connection with the disposition of certain real estate in prior years, the Company entered into long-term operating leases. The leases are classified as operating leases and the gains realized on these leases have been deferred and are being credited to income over the initial lease term. Such deferred gains totaled $29.9 million and $32.7 million at December 31, 2018 and 2017, respectively, of which $26.7 million and $29.5 million, respectively, are reflected in the accompanying Consolidated Balance Sheet under Deferred gains, with the remainder included as a component of Other current liabilities.
NOTE 9.    TANGIBLE EQUITY UNITS
On September 17, 2018, the Company issued and sold 16,500,000, 6.00% TEUs at $50 per unit and received proceeds of $800.2 million, net of discounts and issuance costs of $24.8 million. Each TEU is comprised of: (i) a prepaid SPC to be settled by delivery of a specified number of shares of the Company's common stock, and (ii) a senior amortizing note (“Amortizing Note”), with an initial principal amount of $8.45 and a final installment payment date of September 15, 2021. The Company will pay equal quarterly cash installments of $0.75 per Amortizing Note on March 15, June 15, September 15, and December 15 of each year, with the exception of the first installment payment of $0.7333 per Amortizing Note which was due on December 15, 2018. In the aggregate, the annual quarterly cash installments will be equivalent to 6.00% per year. Each installment payment constitutes a payment of interest and a partial repayment of principal, computed at an annual rate of 3.79%. Each TEU may be separated by a holder into its constituent SPC and Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU after the initial issuance date, in accordance with the terms of the SPC. The TEUs are listed on the New York Stock Exchange under the symbol “IFFT”.

The proceeds from the issuance of the TEUs were allocated to equity and debt based on the relative fair value of the respective components of each TEU as follows:

(IN MILLIONS, EXCEPT FAIR VALUE PER TEU)	SPC	Amortizing Note	Total
Fair Value per TEU	$41.5	$8.5	$50.0

Gross Proceeds	$685.5	$139.5	$825.0
Less: Issuance costs	20.4	4.4	24.8
Net Proceeds	$665.1	$135.1	$800.2
The net proceeds of the SPCs were recorded as additional paid in capital, net of issuance costs. The net proceeds of the Amortizing Notes were recorded as debt, with deferred financing costs recorded as a reduction of the carrying amount of the debt in our consolidated balance sheet. Deferred financing costs related to the Amortizing Notes will be amortized through the maturity date using the effective interest rate method.
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

NOTE 10.    DEBT
Debt consisted of the following at December 31:

(DOLLARS IN THOUSANDS)	Effective Interest Rate		2018	2017
Senior notes - 2007(1)	6.40% - 6.82%		$—	$249,765
2020 Notes(1)	3.69%		298,499	—
2021 Euro Notes(1)	0.82%		337,704	—
2023 Notes(1)	3.30%		298,698	298,670
2024 Euro Notes(1)	1.88%		564,034	589,848
2026 Euro Notes(1)	1.93%		899,886	—
2028 Notes(1)	4.57%		396,377	—
2047 Notes(1)	4.44%		493,151	492,819
2048 Notes(1)	5.12%		785,788	—
Term Loan(1)	3.65%		349,163	—
Amortizing Notes(1)	5.81%		125,007	—
Amended Credit Facility	LIBOR + 1.125%	(2)	—	—
Bank overdrafts and other			4,695	7,993
Deferred realized gains on interest rate swaps			57	57
			$4,553,059	$1,639,152
Less: Short term borrowings(3)			(48,642)	(6,966)
			$4,504,417	$1,632,186
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are immaterial.

(3)	Includes bank borrowings, commercial paper, overdrafts and current portion of long-term debt.
Financing of the Acquisition of Frutarom
Bridge Loan Facility
In connection with entering into the merger agreement with Frutarom in May 2018, the Company entered into a debt commitment letter for up to a $5.45 billion 364-day unsecured bridge loan facility to the extent the Company had not received $5.45 billion of net cash proceeds (and/or qualified bank commitments) from a combination of (a) the issuance by the Company of a combination of equity securities, equity-linked securities and/or unsecured debt securities and/or (b) unsecured term loans, in each case, at or prior to completion of the acquisition. On May 21, 2018, the Company, Morgan Stanley Senior Funding, Inc. and certain other financial institutions entered into a bridge joinder agreement to the commitment letter to provide for additional bridge commitment parties. As a result of the Company's entering into the debt and equity financing as discussed in Note 3, the bridge loan facility was terminated on September 26, 2018. In connection with the bridge loan commitment, the Company incurred $39.4 million of fees which are included in Interest expense in the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2018.
Term Loan
On June 6, 2018, the Company entered into a term loan credit agreement to replace a portion of the bridge loan facility, reducing the amount of the bridge loan commitments by $350 million. Under the term loan credit agreement, the lenders thereunder committed to provide, subject to certain conditions, a senior unsecured term loan facility (as amended, "Term Loan") in an original aggregate principal amount of up to $350.0 million, maturing three years after the funding date thereunder. The proceeds from the term loan were received on October 3, 2018.
The Term Loan bears interest, at the Company’s option, at a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 2.00% or (y) a base rate plus an applicable margin varying from 0.00% to 1.00%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Loans under the Term Loan will amortize quarterly at a per annum rate of 10.0% of the aggregate principal amount of the loans made under the Term Loan on the funding date, commencing December 31, 2018, with the balance payable on October 3, 2021. The Company may voluntarily prepay the term loans without premium or penalty. The term loan credit agreement contains various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including a maximum ratio of net debt to EBITDA of 4.50x with step-downs over time.
Amended Credit Facility
On May 21, 2018, June 6, 2018 and July 13, 2018, the Company and certain of its subsidiaries amended and restated the Company’s existing amended and restated credit agreement with Citibank, N.A., as administrative agent (as amended, the “Amended Credit Facility”) in connection with the acquisition of Frutarom, to, among other things (i) extend the maturity date of the Amended Credit Facility until June 6, 2023, (ii) increase the maximum ratio of net debt to EBITDA on and after the closing date of the acquisition and (iii) increase the drawn down capacity to $1.0 billion, consisting of a $585 million tranche A revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with a sublimit of $25 million for swing line borrowings) (“Tranche A”) and a $415 million tranche B revolving credit facility (which provides for borrowings available in U.S. dollars, euros, Swiss francs, Japanese yen and/or British pounds sterling, with sublimits of €50 million and $25 million for swing line borrowings) (“Tranche B” and, together with Tranche A, the “Revolving Facility”). The interest rate on the Revolving Facility will be, at the applicable borrower’s option, a per annum rate equal to either (x) an adjusted LIBOR rate plus an applicable margin varying from 0.75% to 1.75% or (y) a base rate plus an applicable margin varying from 0.00% to 0.750%, in each case depending on the public debt ratings for non-credit enhanced long-term senior unsecured debt issued by the Company. Other terms and covenants under the Amended Credit Facility remain substantially unchanged.
The Amended Credit Facility is available for general corporate purposes of each borrower and its subsidiaries. The obligations under the Amended Credit Facility are unsecured and the Company has guaranteed the obligations of each other borrower under the Amended Credit Facility. The Company pays a commitment fee on the aggregate unused commitments; such fee is not material.
In connection with the Amended Credit Facility, the Company incurred $0.7 million of debt issuance costs. As of December 31, 2018, the Company was in compliance with all covenants under this Amended Credit Facility. Total availability under the Amended Credit Facility was $1.0 billion, with no outstanding borrowings as of December 31, 2018. As the Amended Credit Facility is a multi-year revolving credit agreement, the Company classifies as long-term debt the portion that it has the intent and ability to maintain outstanding longer than 12 months.
Senior Unsecured Notes
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
On September 26, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes that mature on September 26, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 4.45% per year, payable semi-annually on March 26 and September 26 of each year, beginning March 26, 2019. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs, were $397.0 million.
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
As discussed in Note 17, the 2021 Euro Notes and 2026 Euro Notes have been designated as a hedge of the Company's net investment in certain subsidiaries.
Tangible Equity Units - Senior Unsecured Amortizing Notes
On September 17, 2018, in connection with the issuance of the TEUs, the Company issued $139.5 million aggregate principal amount of Amortizing Notes. The Amortizing Notes mature on September 15, 2021. Each quarterly cash installment payment of $0.75 (or, in the case of the installment payment due on December 15, 2018, $0.73333) per Amortizing Note will constitute a partial repayment of principal and a payment of interest, computed at an annual rate of 3.79%. Interest will be calculated on the basis of a 360 day year consisting of twelve 30 day months. Payments will be applied first to the interest due and payable and then to the reduction of the unpaid principal amount, allocated as set forth in the amortization schedule in the indenture governing the Amortizing Notes. See Note 9 for further information on the TEUs.
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

2047 Notes
On May 18, 2017, the Company issued $500.0 million face amount of 4.375% Senior Notes ("2047 Notes") due 2047 at a discount of $1.8 million. The Company received proceeds related to the issuance of these 2047 Notes of $493.9 million which was net of the $1.8 million discount and $4.4 million in underwriting fees (recorded as deferred financing costs). In addition, the Company incurred $0.9 million in legal and professional costs associated with the issuance and such costs were recorded as deferred financing costs. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $5.3 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the 30 year term of the debt. The 2047 Notes bear interest at a rate of 4.375% per annum, with interest payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2017. The 2047 Notes will mature on June 1, 2047.
2024 Euro Notes
On March 14, 2016, the Company issued €500.0 million face amount of 1.75% Senior Notes ("2024 Euro Notes") due 2024 at a discount of €0.9 million. The Company received proceeds related to the issuance of these 2024 Euro Notes of €496.0 million which was net of the €0.9 million discount and €3.1 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $1.3 million of other deferred financing costs in connection with the debt issuance. In connection with the debt issuance, the Company entered into pre-issuance hedging transactions that were settled upon issuance of the debt and resulted in a loss of approximately $3.2 million. The discount, deferred financing costs and pre-issuance hedge loss are being amortized as interest expense over the eight year term of the debt. The 2024 Euro Notes bear interest at a rate of 1.75% per annum, with interest payable on March 14 of each year, commencing on March 14, 2017. The 2024 Euro Notes will mature on March 14, 2024.
As discussed in Note 17, the 2024 Euro Notes have been designated as a hedge of the Company's net investment in certain subsidiaries.
2023 Notes
On April 4, 2013, the Company issued $300.0 million face amount of 3.20% Senior Notes (“2023 Notes”) due 2023 at a discount of $0.3 million. The Company received proceeds related to the issuance of these 2023 Notes of $297.8 million which was net of the $0.3 million discount and a $1.9 million underwriting discount (recorded as deferred financing costs). In addition, the Company incurred $0.9 million of other deferred financing costs in connection with the debt issuance. The discount and deferred financing costs are being amortized as interest expense over the term of the 2023 Notes. The 2023 Notes bear interest at a rate of 3.20% per year, with interest payable on May 1 and November 1 of each year, commencing on November 1, 2013. The 2023 Notes mature on May 1, 2023.
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
During the third quarter of 2017, the Company made a payment of $250 million on the Senior Notes - 2007. In connection with the acquisition of Frutarom and associated financing, the Company repaid the remaining outstanding $250 million of its Senior Notes - 2007 on September 17, 2018, including accrued and unpaid interest of $7.7 million and the associated make whole payment of $34.9 million. Additionally, the Company incurred a loss of $3.9 million on the termination of a fair value hedge which was recognized in earnings during the third quarter of 2018.
Redemption Provisions
The 2018 Senior Unsecured Notes, 2023 Notes, 2024 Euro Notes and 2047 Notes (collectively, the "Notes") share the same redemption provisions. Upon 30 days’ notice to holders of the Notes, the Company may redeem the Notes for cash in whole, at any time, or in part, from time to time, prior to maturity, at redemption prices that include accrued and unpaid interest and a make-whole premium, as specified in the indenture governing the Notes. However, no make-whole premium will be paid for redemptions of each note on or after the following date:

Note	Redemption Date
2020 Notes	September 25, 2020
2021 Euro Notes	August 25, 2021
2023 Notes	February 1, 2023
2024 Euro Notes	December 14, 2023
2026 Euro Notes	June 25, 2026
2028 Notes	June 26, 2028
2047 Notes	December 1, 2046
2048 Notes	March 26, 2048
The indenture of each note provides for customary events of default and contains certain negative covenants that limit the ability of the Company and its subsidiaries to grant liens on assets, or to enter into sale-leaseback transactions. In addition, subject to certain limitations, in the event of the occurrence of both (1) a change of control of the Company and (2) a downgrade of the Notes below investment grade rating by both Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services within a specified time period, the Company will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest to the date of repurchase.
Outstanding Borrowings
The following table shows the contractual maturities of our long-term debt as of December 31, 2018.

	Payments Due by Period
(DOLLARS IN THOUSANDS)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
2020 Notes	300,000	—	300,000	—	—
2021 Euro Notes	340,590	—	340,590	—	—
2023 Notes	300,000	—	—	300,000	—
2024 Euro Notes	567,650	—	—	—	567,650
2026 Euro Notes	908,240	—	—	—	908,240
2028 Notes	400,000	—	—	—	400,000
2047 Notes	500,000	—	—	—	500,000
2048 Notes	800,000	—	—	—	800,000
Term Loan	350,000	—	350,000	—	—
Amortizing Notes	$128,694	$45,261	$83,433	$—	$—
Total	$4,595,174	$45,261	$1,074,023	$300,000	$3,175,890
Commercial Paper
Commercial paper issued by the Company generally has terms of 90 days or less. As of December 31, 2018 and 2017, there was no commercial paper outstanding. The revolving credit facility is used as a backstop for the Company's commercial paper program. The maximum amount of commercial paper outstanding during 2018 and 2017 was $85 million and $107.5 million, respectively.
NOTE 11.    INCOME TAXES
Earnings before income taxes consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
U.S. (loss) income before taxes	$(99,125)	$(24)	$9,078
Foreign income before taxes	546,882	537,069	514,639
Total income before taxes	$447,757	$537,045	$523,717

The income tax provision consisted of the following:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Current tax provision
Federal	$(11,568)	$68,886	$(2,920)
State and local	1,709	137	1,383
Foreign	98,433	113,468	105,873
	88,574	182,491	104,336
Deferred tax provision
Federal	(8,287)	74,446	8,838
State and local	(7,092)	(11,537)	(631)
Foreign	34,781	(4,020)	6,143
	19,402	58,889	14,350
Total income taxes	$107,976	$241,380	$118,686
Effective Tax Rate Reconciliation
Reconciliation between the U.S. federal statutory income tax rate to the actual effective tax rate was as follows:

	December 31,
	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Difference in effective tax rate on foreign earnings and remittances	(6.1)	(12.6)	(12.6)
Tax benefit from supply chain optimization	(3.0)	(2.3)	(0.7)
Unrecognized tax benefit, net of reversals	2.9	2.3	0.6
U.S. tax reform	(1.8)	26.5	—
Deferred taxes on deemed repatriation	10.1	0.3	1.1
Global intangible low-taxed income (GILTI)	1.8	—	—
Acquisition costs	1.3	—	—
Release of valuation allowance on state deferred	(1.5)	(1.7)	—
State and local taxes	0.6	0.1	0.1
Other, net	(1.2)	(2.7)	(0.8)
Effective tax rate	24.1%	44.9%	22.7%
The effective tax rate reflects the impact of deferred taxes on deemed repatriation and an unfavorable mix of earnings, partially offset by U.S. tax reform as discussed below and the reversal of a valuation allowance on certain state deferred tax assets. The 2018, 2017 and 2016 effective tax rates were also favorably impacted by the reversals of liabilities for uncertain tax positions of $3.9 million, $9.5 million and $7.5 million, respectively, principally due to statutory expiry and effective settlement.
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
The Tax Act impacted the Company's consolidated results of operations during the 2017 fourth quarter. In particular, the transition to the new territorial tax system required the Company to record a one-time tax or “toll charge” which resulted in a provisional incremental tax expense of $100.6 million principally related to previously unremitted earnings on non-U.S.

subsidiaries. The cash portion of the "toll charge" is payable in installments over 8 years beginning in 2018. In addition, the reduction of the U.S. corporate tax rate resulted in a provisional net deferred tax expense of $38.6 million related to the remeasurement of net deferred tax assets as a result of the reduction in the corporate income tax rate.
During the first quarter of 2018, the Company recorded an additional charge of $0.6 million to adjust an accrual related to withholding taxes on planned repatriations. During the second quarter of 2018, the Company paid the first installment of the “toll charge”. During the third quarter of 2018, the Company recorded a benefit of $8.0 million to adjust the provisional “toll charge” required from the transition to the new territorial tax system, and a benefit of $0.2 million to adjust the remeasurement of net deferred tax assets as a result of U.S. tax reform. During the fourth quarter, the Company completed its final assessment under SAB 118, and recorded an additional charge of $32.8 million to adjust an accrual related to the U.S. state impact and foreign withholding taxes on planned repatriations. The charge in the fourth quarter of 2018 is consistent with the Company's need to repatriate funds for debt repayment purposes.
The U.S. consolidated group has historically generated taxable income after the inclusion of foreign dividends which has allowed the Company to realize its federal deferred tax assets. In the future foreign dividends will be subject to a 100% dividends received deduction under the Tax Act and will not serve as a source of federal taxable income. However, as of December 31, 2018 the U.S. consolidated group is in a cumulative income position, and is expected to continue to be in a cumulative income position principally due to the inclusion of global intangible low-taxed income and expects to realize tax benefits for the reversal of temporary differences. The corresponding U.S. federal taxable income is sufficient to realize $52.9 million in deferred tax assets as of December 31, 2018.
Annually, the Company will generate foreign tax credits to utilize against federal tax due. As the Company does not expect sufficient foreign source income to utilize the entire amount of credits generated, it has recorded a valuation allowance on $3.8 million on the federal tax attributes and has not recorded a foreign tax credit on the expected foreign withholding taxes related to the Company’s change in indefinite reinvestment assertion as of December 31, 2018.
Further, as of December 31, 2018 the Company recorded a benefit for $6.7 million related to a valuation allowance release previously recorded against state deferred tax assets. This was principally due to certain state tax treatment of global intangible low-taxed income, along with other enactments under the Tax Act. The majority of the Company’s state deferred tax assets relate to net operating loss and tax credit carryforwards that have a specified carryforward period. Therefore, the Company has maintained a valuation allowance of $3.4 million on certain state tax attributes based on a state taxable income forecast. The main input into the forecast is the 2018 taxable income projection. Changes in the performance of the North American business, the Company’s transfer pricing policies and adjustments to the Company’s U.S. tax profile due to the Tax Act could impact the estimate.
Deferred Taxes
The deferred tax assets consisted of the following amounts:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Employee and retiree benefits	$80,382	$87,400
Credit and net operating loss carryforwards(a)	225,152	218,933
Intangible assets	12,489	13,622
Gain on foreign currency translation	—	10,885
Interest limitation	19,380	1,120
Inventory	13,308	4,428
Other, net	18,009	7,103
Gross deferred tax assets	368,720	343,491

Property, plant and equipment, net	(22,511)	(11,745)
Intangible assets	(616,333)	(73,979)
Loss on foreign currency translation	(7,717)	—
Deferred taxes on deemed repatriation	(88,759)	(1,610)
Gross deferred tax liabilities	(735,320)	(87,334)
Valuation allowance(a)	(200,280)	(207,483)
Total net deferred tax (liabilities)/assets	$(566,880)	$48,674

_______________________

(a)
During 2018 and 2017, the Company increased its deferred tax assets by $5.9 million and by $58.8 million, respectively, relating to an adjustment to the 2017 and 2016 foreign net operating loss carryforwards, respectively. The entire adjustments of $5.9 million and $58.8 million were offset by corresponding adjustments in valuation allowances. These adjustments are not considered material to the previously issued financial statements.

The Tax Act created significant international tax provisions, including a new category of income, global intangible low-taxed income (GILTI). The Company has elected to treat GILTI as a current period cost if and when incurred. This tax position resulted in an $8.2 million income tax expense for the year ended December 31, 2018.
Net operating loss carryforwards were $209.4 million and $212.5 million at December 31, 2018 and 2017, respectively. If unused, $8.5 million will expire between 2019 and 2038. The remainder, totaling $200.9 million, may be carried forward indefinitely. Tax credit carryforwards were $17.8 million and $12.5 million at December 31, 2018 and 2017, respectively. If unused, the $17.8 million will expire between 2019 and 2038.
Of the $227.2 million deferred tax asset for net operating loss carryforwards and credits at December 31, 2018, the Company considers it unlikely that a portion of the tax benefit will be realized. Accordingly, a valuation allowance of $195.5 million of net operating loss carryforwards and $3.8 million of tax credits has been established against these deferred tax assets. In addition, due to realizability concerns, the Company established a valuation allowance against certain other net deferred tax assets of $3 million.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Balance of unrecognized tax benefits at beginning of year	$38,162	$26,428	$24,198
Gross amount of increases in unrecognized tax benefits as a result of positions taken during a prior year	9,751	1,169	1,254
Gross amount of decreases in unrecognized tax benefits as a result of positions taken during a prior year	(5,362)	(268)	(3)
Gross amount of increases in unrecognized tax benefits as a result of positions taken during the current year	14,677	13,191	8,131
The amounts of decreases in unrecognized benefits relating to settlements with taxing authorities	(4,550)	—	(6,075)
Reduction in unrecognized tax benefits due to the lapse of applicable statute of limitation	(1,725)	(2,358)	(1,077)
Balance of unrecognized tax benefits at end of year	$50,953	$38,162	$26,428
At December 31, 2018, 2017 and 2016, there were $47.3 million, $28.5 million, and $19.1 million, respectively, of unrecognized tax benefits recorded to Other liabilities and $3.6 million and $9.7 million recorded to Other current liabilities for 2018 and 2017, respectively. If these unrecognized tax benefits were recognized, all the benefits and related interest would be recorded as a benefit to income tax expense.
For the year ended December 31, 2018, the Company reduced its liabilities for interest and penalties by $1.1 million, net, and increased its liabilities for interest and penalties by $3.0 million, net, and $0.3 million, net for the years ended 2017 and 2016, respectively. At December 31, 2018, 2017 and 2016, the Company had accrued $3.0 million, $2.8 million and $0.8 million, respectively, of interest and penalties classified as Other liabilities and $1.3 million and $0.3 million in 2017 and 2016, respectively, recorded to Other current liabilities. No such liabilities were accrued for the year ended December 31, 2018.
As of December 31, 2018, the Company’s aggregate provision for unrecognized tax benefits, including interest and penalties, was $53.9 million, associated with various tax positions asserted in foreign jurisdictions, none of which is individually material. Of this total, $13.5 million is associated with the Frutarom acquisition.

Other
Tax benefits credited to Shareholders’ equity were de minimis for the year ended December 31, 2018, and were $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, associated with stock option exercises and PRSU dividends.
The Tax Act requires a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. federal tax and will not be subject to additional U.S. federal tax when repatriated. U.S. state and foreign withholding taxes, however, may still apply in certain jurisdictions.  As a result of the Tax Act, the $2.0 billion held by the Company’s non-U.S. subsidiaries was subject to current tax in the U.S. in 2017. Management has changed its assertion with regards to earnings generated in 2018 and prior as part of its final analysis under SAB 118, and consistent with the Company's need to repatriate funds for debt repayment purposes. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, we have accrued a deferred tax liability of $88.8 million for the effect of repatriating the funds to the U.S. This balance consists of $43.8 million attributable to IFF non-U.S. subsidiaries, and $45.0 million associated with the Frutarom structure which is still preliminary and will be refined through the purchase accounting measurement period.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review, of which the material items are discussed below. In addition, the Company has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, capital tax, sales and use and property taxes, which are discussed in Note 20.
The Company also has several other tax audits in process and has open tax years with various taxing jurisdictions that range primarily from 2008 to 2017. Based on currently available information, the Company does not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its financial position.
NOTE 12.    NET INCOME PER SHARE
Basic and diluted net income per share is based on the weighted average number of shares outstanding. A reconciliation of shares used in the computation of basic and diluted net income per share is as follows:

(DOLLARS IN THOUSANDS)	2018	2017	2016
Net Income
Net income attributable to IFF stockholders	$337,302	$295,665	$405,031
Less: Increase in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(2,848)	—	—
Net income available to IFF stockholders	$334,454	$295,665	$405,031
Shares
Weighted average common shares outstanding (basic)(1)	87,551	79,070	79,648
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	303	300	333
SPC portion of the TEUs	267	—	—
Weighted average shares assuming dilution (diluted)	88,121	79,370	79,981
Net Income per Share
Net income per share - basic	$3.81	$3.73	$5.07
Net income per share - dilutive	3.79	3.72	5.05
_______________________

(1)	For the twelve months ended December 31, 2018, the TEUs were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
On September 17, 2018, the Company issued and sold 12,667,947 shares of its common stock in an underwritten public offering for net proceeds of approximately $1.6 billion. Additionally, as part of the merger consideration for the acquisition of

Frutarom, the Company issued 14,901,445 shares using an exchange ratio of 0.2490 of a share of the Company’s common stock for each ordinary share of Frutarom issued and outstanding at closing. This issuance resulted in former Frutarom shareholders holding approximately 14% of the Company's outstanding common stock as of the closing on October 4, 2018.
As discussed in Note 9, the Company issued 16,500,000 TEUs, consisting of a prepaid SPC and a senior amortizing note, for net proceeds of approximately $800.2 million on September 17, 2018. For the periods outstanding, the SPC portion of the TEUs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares were assumed to be settled at a conversion factor based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock not to exceed 0.3711 shares per SPC.
The Company has issued shares of Purchased Restricted Stock ("PRS") and Purchased Restricted Stock Units (“PRSUs”) which contain nonforfeitable rights to dividends and thus are considered participating securities which are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The two-class method was not presented since the difference between basic and diluted net income per share for both common shareholders, PRS and PRSU holders was less than $0.02 per share for each year and the number of PRS and PRSUs outstanding as of December 31, 2018, 2017 and 2016 was immaterial. Net income allocated to such PRS and PRSUs during 2018, 2017 and 2016 was approximately $1.0 million, $1.0 million and $1.0 million, respectively.
An immaterial amount of Stock-Settled Appreciation Rights (“SSARs”) were excluded from the computation of diluted net income per share at December 31, 2018, 2017 and 2016.
NOTE 13.    SHAREHOLDERS’ EQUITY
Dividends
Cash dividends declared per share were $2.84, $2.66 and $2.40 in for the years ended December 31, 2018, 2017 and 2016, respectively. The Consolidated Balance Sheet reflects $77.8 million of dividends payable at December 31, 2018. This amount relates to a cash dividend of $0.73 per share declared in December 2018 and paid in January 2019. Dividends declared, but not paid as of December 31, 2017 and December 31, 2016 were $54.4 million ($0.69 per share) and $50.7 million ($0.64 per share), respectively.
Share Repurchases
In December 2012, the Board of Directors authorized a $250.0 million share repurchase program, which commenced in the first quarter of 2013. In August 2015, the Board of Directors approved an additional $250 million share repurchase authorization and extension through December 31, 2017. Based on the total remaining amount of $56.1 million available under the amended repurchase program as of October 31, 2017, the Board of Directors re-approved on November 1, 2017 a $250.0 million share repurchase authorization and extension for a total value of $300.0 million available under the program, which expires on November 1, 2022.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows:

(DOLLARS IN THOUSANDS)	Shares Repurchased	Weighted- Average Price per Share	Dollar Amount Repurchased
Year Ended December 31, 2018	108,109	$143.15	15,475
Year Ended December 31, 2017	459,264	126.44	58,069
Year Ended December 31, 2016	1,058,018	124.01	127,443
Based on the total remaining amount of $279.7 million available under the repurchase program, 2,114,998 shares, or 1.9% of shares outstanding (based on the market price and weighted average shares outstanding as of December 31, 2018) could be repurchased under the program as of December 31, 2018.
On May 7, 2018, we announced that we were suspending our share repurchases until our deleveraging target is met following our acquisition of Frutarom.

NOTE 14.    STOCK COMPENSATION PLANS
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
The cost of all employee stock-based awards are principally recognized on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures. Total stock-based compensation expense included in the Consolidated Statement of Income and Comprehensive Income was as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Equity-based awards	$29,401	$26,567	$24,587
Liability-based awards	2,517	6,014	3,884
Total stock-based compensation	31,918	32,581	28,471
Less tax benefit	(6,556)	(5,659)	(7,375)
Total stock-based compensation, net of tax	$25,362	$26,922	$21,096
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
Under the 2015 Plan, a total of 1,500,000 shares are authorized for issuance in addition to 1,552,694 shares remaining available under the 2010 plan that were rolled into the 2015 Plan. At December 31, 2018, 837,196 shares were subject to outstanding awards and 1,927,617 shares remained available for future awards under all of the Company’s equity award plans, including the 2015 Plan (excluding shares not yet issued under open cycles of the Company’s Long-Term Incentive Plan).
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
The 2014-2016 cycle concluded at the end of 2016 and an aggregate 47,267 shares of common stock were issued in March 2016. The 2015-2017 cycle concluded at the end of 2017 and an aggregate 46,091 shares of common stock were issued in March 2018. The 2016-2018 cycle concluded at the end of 2018 and an aggregate 25,394 shares of common stock will be issued in March 2019.
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
SSARs and Options
SSARs are a contractual right to receive the value, in shares of Company stock, of the appreciation in our stock price from the grant date to the date the SSARs are exercised by the participant. SSARs granted become exercisable on the third anniversary of the grant date and have a maximum term of 7 years. SSARs do not require a financial investment by the SSARs grantee. No SSARs were granted in 2017 or 2016. Stock options require the participant to pay the exercise price at the time they exercise their stock options. No stock options were granted in 2018, 2017 or 2016.
SSARs and options activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Shares Subject to SSARs/Options	Weighted Average Exercise Price	SSARs/ Options Exercisable
December 31, 2017	4	$64.25	4
Granted	9	$140.10
Exercised	(1)	60.39
Canceled	—	—
Balance at December 31, 2018	12	$117.21	4
The weighted average exercise price of SSARs and options exercisable at December 31, 2018, 2017 and 2016 were $64.96, $60.39 and $58.24, respectively.
SSARs and options outstanding at December 31, 2018 was as follows:

Price Range	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$51 – $60	3	0.34	$60.39
Over $65	9	6.25	139.36
Total	12		$117.21	$177
SSARs and options exercisable as of December 31, 2018 was as follows:

Price Range	Number Exercisable (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$51 – $60	3	0.34	$60.39
Over $65	1	3.36	118.10
	4		$64.96	$242
The total intrinsic value of options/SSARs exercised during 2018, 2017 and 2016 totaled $0.1 million, $1.2 million and $1.3 million, respectively.
As of December 31, 2018, there was $0.2 million of total unrecognized compensation cost related to non-vested SSARs granted; such cost is expected to be recognized over a period of 2.3 years.
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

RSU activity was as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value Per Share
December 31, 2017	441	$119.45
Granted	169	132.70
Vested	(145)	113.89
Forfeited	(17)	125.30
Balance at December 31, 2018	448	$125.99
The total fair value of RSUs that vested during the year ended December 31, 2018 was $18.7 million.
As of December 31, 2018, there was $24.7 million of total unrecognized compensation cost related to non-vested RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years.
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
The following table summarizes the Company's activity for the years ended December 31, 2018, 2017 and 2016:

(DOLLARS IN MILLIONS)	Issued Shares	Aggregate Purchase Price	Covered Shares
	PRSU	PRSU
2018	66,674	$9.3	33,337
2017	41,801	5.8	20,901
2016	58,629	7.0	29,315
PRSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
December 31, 2017	159	$124.15
Granted	67	140.10
Vested	(61)	118.05
Forfeited	(3)	129.77
Balance at December 31, 2018	162	$132.96
The total fair value of PRS and PRSUs that vested during the year ended December 31, 2018 was $8.3 million.
As of December 31, 2018, there was $10.2 million of total unrecognized compensation cost related to non-vested PRS and PRSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.9 years.

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
Cash RSU activity was as follows:

(SHARE AMOUNTS IN THOUSANDS)	Cash RSUs	Weighted Average Fair Value Per Share
December 31, 2017	95	$152.61
Granted	31	132.23
Vested	(30)	125.38
Forfeited	(4)	137.83
Balance at December 31, 2018	92	$132.23
The total fair value of Cash RSUs that vested during the year ended December 31, 2018 was $3.8 million.
As of December 31, 2018, there was $5.3 million of total unrecognized compensation cost related to non-vested Cash RSUs granted under the equity incentive plans; such cost is expected to be recognized over a weighted average period of 1.8 years. The aggregate compensation cost will be adjusted based on changes in the Company’s stock price.
NOTE 15.    SEGMENT INFORMATION
The Company is organized into three reportable operating segments, Taste (previously "Flavors"), Scent (previously "Fragrances") and Frutarom; these segments align with the internal structure used to manage these businesses. Frutarom became a separate segment upon the acquisition of the company on October 4, 2018.
Taste is comprised of Flavor Compounds which are sold to the food and beverage industries for use in consumer products such as prepared foods, beverages, dairy, food and sweet products.
Scent is comprised of (1) Fragrance Compounds, which are ultimately used by our customers in two broad categories: Fine Fragrances, including perfumes and colognes, and Consumer Fragrances, including fragrance compounds for personal care (e.g., soaps), household products (e.g., detergents and cleaning agents) and beauty care, including toiletries; (2) Fragrance Ingredients, consisting of synthetic and natural ingredients that can be combined with other materials to create unique fine fragrance and consumer compounds; and (3) Cosmetic Active Ingredients, consisting of active and functional ingredients, botanicals and delivery systems to support our customers’ cosmetic and personal care product lines. Major fragrance customers include the cosmetics industry, including perfume and toiletries manufacturers, and the household products industry, including manufacturers of soaps, detergents, fabric care, household cleaners and air fresheners.
Frutarom creates and manufactures a naturals-focused suite of flavor compounds, functional foods and specialty fine ingredients, largely targeting small, local and regional customers. Frutarom’s products are focused on three principal areas: (1) Savory Solutions, (2) Natural Product Solutions, which includes natural health ingredients, natural color and natural food protection, and (3) Taste Solutions.
The Company's Chief Operating Decision Maker evaluates the performance of these reportable operating segments based on segment profit which is defined as operating profit before restructuring, global expenses (as discussed below) and certain non-recurring items, Interest expense, Other income (expense), net and Taxes on income.
The Global expenses caption represents corporate and headquarter-related expenses which include legal, finance, human resources, certain incentive compensation expenses and other R&D and administrative expenses that are not allocated to individual reportable operating segments. Global assets are principally cash and cash equivalents and other corporate and headquarter-related assets.

Reportable segment information is as follows:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Net sales
Taste	$1,737,349	$1,632,166	$1,496,525
Scent	1,880,630	1,766,553	1,619,825
Frutarom	$359,560	$—	$—
Consolidated	$3,977,539	$3,398,719	$3,116,350

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Segment assets
Taste	$2,024,573	$1,929,005
Scent	2,340,131	2,284,309
Frutarom	7,961,538	—
Global assets	563,153	385,612
Consolidated	$12,889,395	$4,598,926

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016
Segment profit:
Taste	$395,190	$360,483	$330,221
Scent	329,548	318,954	326,705
Frutarom	27,358	—	—
Global expenses	(74,730)	(60,810)	(48,352)
Operational Improvement Initiatives (a)	(2,169)	(1,802)	(2,402)
Acquisition Related Costs (b)	1,289	(20,389)	(12,195)
Integration Related Costs (c)	(7,188)	(4,179)	—
Legal Charges/Credits, net (d)	—	(1,000)	(48,518)
Tax Assessment (e)	—	(5,331)	—
Restructuring and Other Charges, net (f)	(4,086)	(19,711)	(322)
Gain on Sale of Assets	1,177	184	7,818
FDA Mandated Product Recall (g)	7,125	(11,000)	—
UK Pension Settlement Charges (h)	—	(2,769)	—
Frutarom Acquisition Related Costs (i)	(89,632)	—	—
Operating Profit	583,882	552,630	552,955
Interest expense	(132,558)	(65,363)	(52,989)
Loss on extinguishment of debt	(38,810)	—	—
Other income (expense), net	35,243	49,778	23,751
Income before taxes	$447,757	$537,045	$523,717
Profit margin
Taste	22.7%	22.1%	22.1%
Scent	17.5%	18.1%	20.2%
Frutarom	7.6%	—%	—%
Consolidated	14.7%	16.3%	17.7%

(a)	For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan asset write off. For 2017, represents accelerated depreciation and idle labor costs in Hangzhou, China.

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

(c)	For 2018, represents costs related to the integration of the Frutarom acquisition. For 2017, represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.
(d)	Represents additional charge related to litigation settlement.
(e)	Represents the reserve for payment of a tax assessment related to commercial rent for prior periods.
(f)
For 2018, represents severance costs related to the 2017 Productivity Program and costs associated with the termination of agent relationships in a subsidiary. For 2017, represents severance costs related to the 2017 Productivity Program.

(g)
For 2018, principally represents recoveries from the supplier for the third and fourth quarter, partially offset by final payments to the customer made for the effected product in the first quarter. For 2017, represents management's best estimate of losses related to the previously disclosed FDA mandated recall.

(h)	Represents pension settlement charges incurred in one of the Company's UK pension plans.
(i)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $23.5 million of amortization for inventory "step-up" costs, $39.4 million of bridge loan commitment fees included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $12.5 million realized gain on a foreign currency derivative included in Other income; and $66.0 million of transaction costs included in Selling and administrative expenses.

The Company has not disclosed revenues at a lower level than provided herein, such as revenues from external customers by product, as it is impracticable for it to do so.
The Company had no customers that accounted for greater than 10% of consolidated net sales in 2018. The Company had one customer that accounted for greater than 10% of consolidated net sales in each year for 2017 and 2016. The Company's largest customer had net sales of $356.8 million, $358.5 million and $364.8 million in 2018, 2017 and 2016, respectively. The majority of these sales were in the Scent reportable operating segment.
Total long-lived assets consist of net property, plant and equipment and amounted to $1,241.2 million and $880.6 million at December 31, 2018 and 2017, respectively. Of this total, $315.3 million and $219.1 million were located in the United States at December 31, 2018 and 2017, respectively, $104.0 million and $113.7 million were located in the Netherlands at December 31, 2018 and 2017, respectively, $74.0 million and $77.9 million were located in Singapore at December 31, 2018 and 2017, respectively, and $178.6 million and $135.8 million were located in China at December 31, 2018 and 2017, respectively.

	Capital Expenditures			Depreciation and Amortization
(DOLLARS IN THOUSANDS)	2018	2017	2016	2018	2017	2016
Taste	$70,028	$68,937	$47,064	$72,474	$53,534	$47,705
Scent	82,206	53,089	73,345	85,078	59,951	50,724
Frutarom	12,878	—	—	8,738	—	—
Unallocated assets	4,982	6,947	6,003	7,502	4,482	4,040
Consolidated	$170,094	$128,973	$126,412	$173,792	$117,967	$102,469

	Net Sales by Geographic Area
(DOLLARS IN THOUSANDS)	2018	2017	2016
Europe, Africa and Middle East	$1,396,316	$1,065,596	$964,931
Greater Asia	991,015	903,546	880,040
North America	1,010,126	901,821	769,081
Latin America	580,082	527,756	502,298
Consolidated	$3,977,539	$3,398,719	$3,116,350
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the years ended December 31, 2018, 2017 and 2016 were $952.6 million, $864.1 million and $735.3 million, respectively. Net sales attributed to all foreign countries in total for the years ended December 31, 2018, 2017 and 2016 were $3.0 billion,

$2.5 billion and $2.4 billion, respectively. No non-U.S. country had net sales in any period presented greater than 6% of total consolidated net sales.
NOTE 16.    EMPLOYEE BENEFITS
The Company has pension and/or other retirement benefit plans covering approximately one-sixth of active employees. In 2007, the Company amended its U.S. qualified and non-qualified pension plans under which accrual of future benefits was suspended for all participants that did not meet the rule of 70 (age plus years of service equal to at least 70 as of December 31, 2007). Pension benefits are generally based on years of service and compensation during the final years of employment. Plan assets consist primarily of equity securities and corporate and government fixed income securities. Substantially all pension benefit costs are funded as accrued; such funding is limited, where applicable, to amounts deductible for income tax purposes. Certain other retirement benefits are provided by general corporate assets.
In connection with the acquisition of Frutarom, IFF acquired eight defined benefit pension plans. At December 31, 2018, US assets for these plans totaled $2.1 million and non-US assets for these plans totaled $19.5 million. IFF also assumed a number of defined contribution pension plans.
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
The Company offers a non-qualified Deferred Compensation Plan ("DCP") for certain key employees and non-employee directors. Eligible employees and non-employee directors may elect to defer receipt of salary, incentive payments and Board of Directors’ fees into participant-directed investments which are generally invested by the Company in individual variable life insurance contracts it owns that are designed to informally fund savings plans of this nature. The cash surrender value of life insurance is based on the net asset values of the underlying funds available to plan participants. At December 31, 2018 and December 31, 2017, the Consolidated Balance Sheet reflects liabilities of $43.6 million and $43.0 million, respectively, related to the DCP in Other liabilities and $22.2 million and $22.5 million, respectively, included in Capital in excess of par value related to the portion of the DCP that will be paid out in IFF shares.
The total cash surrender value of life insurance contracts the Company owns in relation to the DCP and post-retirement life insurance benefits amounted to $43.2 million and $45.2 million at December 31, 2018 and 2017, respectively, and are recorded in Other assets in the Consolidated Balance Sheet.
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
The plan assets and benefit obligations of the defined benefit pension plans are measured at December 31 of each year.

	U.S. Plans			Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost for benefits earned	$1,971	$2,175	$2,497	$18,738	$18,652	$15,210
Interest cost on projected benefit obligation	19,393	20,075	24,096	17,704	17,116	24,413
Expected return on plan assets	(30,994)	(35,577)	(33,988)	(50,546)	(50,626)	(45,865)
Net amortization of deferrals	6,592	5,424	5,821	11,798	14,403	12,802
Settlements and curtailments	—	—	—	—	2,746	—
Net periodic benefit cost	(3,038)	(7,903)	(1,574)	(2,306)	2,291	6,560
Defined contribution and other retirement plans	10,527	8,604	8,404	6,859	5,681	6,304
Total expense	$7,489	$701	$6,830	$4,553	$7,972	$12,864
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial (gain) loss	$21,050	$(12,145)		$11,937	$(20,557)
Recognized actuarial loss	(6,549)	(5,383)		(12,590)	(17,895)
Prior service cost	—	93		2,776	—
Recognized prior service (cost) credit	(43)	(41)		792	747
Currency translation adjustment	—	—		(16,978)	36,722
Total recognized in OCI (before tax effects)	$14,458	$(17,476)		$(14,063)	$(983)

	Postretirement Benefits
(DOLLARS IN THOUSANDS)	2018	2017	2016
Components of net periodic benefit cost
Service cost for benefits earned	$755	$718	$852
Interest cost on projected benefit obligation	2,460	2,710	3,326
Net amortization and deferrals	(5,497)	(4,913)	(5,088)
(Credit) Expense	$(2,282)	$(1,485)	$(910)
Changes in plan assets and benefit obligations recognized in OCI
Net actuarial loss	$(6,677)	$2,895
Recognized actuarial loss	(1,506)	(1,421)
Prior service credit	(14,862)	—
Recognized prior service credit	7,003	6,334
Total recognized in OCI (before tax effects)	$(16,042)	$7,808
The amounts expected to be recognized in net periodic cost in 2019 are:

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Actuarial loss recognition	$5,060	$12,336	$1,274
Prior service cost (credit) recognition	43	(647)	(6,051)
The weighted-average actuarial assumptions used to determine expense at December 31 of each year are:

	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Discount rate	3.69%	4.19%	4.20%	2.15%	2.14%	3.03%
Expected return on plan assets	6.20%	7.30%	7.30%	5.19%	5.95%	6.40%
Rate of compensation increase	3.25%	3.25%	3.25%	1.98%	1.97%	1.98%

Changes in the postretirement benefit obligation and plan assets, as applicable, are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017	2018	2017
Benefit obligation at beginning of year	$602,783	$577,332	$973,061	$895,566	$82,714	$79,845
Service cost for benefits earned	1,971	2,175	18,738	18,652	755	718
Interest cost on projected benefit obligation	19,393	20,075	17,704	17,116	2,460	2,710
Actuarial (gain) loss	(33,284)	33,808	(29,433)	(28,552)	(6,677)	2,895
Plan amendments	—	93	2,776	—	(14,862)	—
Adjustments for expense/tax contained in service cost	—	—	(1,290)	(1,287)	—	—
Plan participants’ contributions	—	—	2,047	1,700	435	457
Benefits paid	(32,093)	(30,700)	(33,862)	(28,943)	(5,200)	(3,911)
Curtailments / settlements	—	—	(2,751)	(6,787)	—	—
Translation adjustments	—	—	(49,027)	105,596	—	—
Acquisitions/Transferred Liabilities	3,273	—	48,356	—	—	—
Other	—	—	11,616	—	—	—
Benefit obligation at end of year	$562,043	$602,783	$957,935	$973,061	$59,625	$82,714

Fair value of plan assets at beginning of year	$581,917	$525,964	$929,810	$792,138
Actual return on plan assets	(23,339)	81,530	6,699	39,423
Employer contributions	3,524	5,123	18,238	36,645
Participants’ contributions	—	—	2,047	1,700
Benefits paid	(32,093)	(30,700)	(33,862)	(28,943)
Settlements	—	—	(1,564)	(6,787)
Translation adjustments	—	—	(47,247)	95,634
Acquisitions/Transferred Assets	2,372	—	21,672	—
Other	—	—	989	—
Fair value of plan assets at end of year	$532,381	$581,917	$896,782	$929,810
Funded status at end of year	$(29,662)	$(20,866)	$(61,153)	$(43,251)
The amounts recognized in the balance sheet are detailed in the following table:

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Other assets	$20,949	$33,164	$54,434	$38,095
Other current liabilities	(4,092)	(4,049)	(882)	(652)
Retirement liabilities	(46,519)	(49,981)	(114,705)	(80,694)
Net amount recognized	$(29,662)	$(20,866)	$(61,153)	$(43,251)
 The amounts recognized in AOCI are detailed in the following table:

	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017	2018	2017
Net actuarial loss	$151,389	$136,888	$321,144	$338,916	$12,627	$20,810
Prior service cost (credit)	151	194	(3,926)	(7,635)	(33,189)	(25,330)
Total AOCI (before tax effects)	$151,540	$137,082	$317,218	$331,281	$(20,562)	$(4,520)

	U.S. Plans		Non-U.S. Plans
(DOLLARS IN THOUSANDS)	2018	2017	2018	2017
Accumulated Benefit Obligation — end of year	$562,043	$600,634	$957,935	$941,158
Information for Pension Plans with an ABO in excess of Plan Assets:
Projected benefit obligation	$52,714	$54,030	$582,466	$542,843
Accumulated benefit obligation	52,690	54,030	548,116	510,939
Fair value of plan assets	2,103	—	466,878	461,496
Weighted-average assumptions used to determine obligations at December 31
Discount rate	4.31%	3.68%	2.22%	2.15%
Rate of compensation increase	3.25%	3.25%	1.91%	1.98%

(DOLLARS IN THOUSANDS)	U.S. Plans	Non-U.S. Plans	Postretirement Benefits
Estimated Future Benefit Payments
2019	$35,742	$26,342	$3,881
2020	36,918	25,991	3,940
2021	37,710	27,270	4,014
2022	38,823	27,589	4,081
2023	38,449	28,843	4,085
2024 - 2028	190,164	165,681	20,449
Contributions
Required Company Contributions in Following Year (2019)	$4,207	$19,258	$3,882
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
The percentage of assets in the Company's pension plans, by type, is as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
Cash and cash equivalents	1%	1%	3%	4%
Equities	25%	28%	12%	27%
Fixed income	74%	71%	36%	40%
Property	—%	—%	8%	4%
Alternative and other investments	—%	—%	41%	25%
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
The following tables present the Company's plan assets for the U.S. and non-U.S. plans using the fair value hierarchy as of December 31, 2018 and 2017. The plans’ assets were accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and their placement within the fair value hierarchy levels. For more information on a description of the fair value hierarchy, see Note 17.

	U.S. Plans for the Year Ended
	December 31, 2018
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$3,490	$—	$3,490
Fixed Income Securities
Government & Government Agency Bonds	—	17,827	—	17,827
Corporate Bonds	—	96,566	—	96,566
Municipal Bonds	—	8,138	—	8,138
Assets measured at net asset value(1)	—	—	—	404,895
Total	$—	$126,021	$—	$530,916
Receivables				$1,465
Total				$532,381

	U.S. Plans for the Year Ended
	December 31, 2017
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash Equivalents	$—	$7,138	$—	$7,138
Fixed Income Securities
Government & Government Agency Bonds	—	16,118	—	16,118
Corporate Bonds	—	100,478	—	100,478
Municipal Bonds	—	8,982	—	8,982
Assets measured at net asset value(1)	—	—	—	447,847
Total	$—	$132,716	$—	$580,563
Receivables				$1,354
Total				$581,917
_______________________

(1)
Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet. The total amount measured at net asset value includes approximately $133.1 million and $159.6 million in pooled equity funds and $271.8 million and $288.2 million in fixed income mutual funds for the years ended December 31, 2018 and 2017, respectively.

	Non-U.S. Plans for the Year Ended
	December 31, 2018
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$25,386	$—	$—	$25,386
Equity Securities
U.S. Large Cap	35,929	11,340	—	47,269
U.S. Mid Cap	—	—	—	—
U.S. Small Cap	—	—	—	—
Non-U.S. Large Cap	30,841	8,381	—	39,222
Non-U.S. Mid Cap	905	—	—	905
Non-U.S. Small Cap	628	—	—	628
Emerging Markets	22,608	—	—	22,608
Fixed Income Securities
U.S. Treasuries/Government Bonds	131	—	—	131
U.S. Corporate Bonds	—	29,682	—	29,682
Non-U.S. Treasuries/Government Bonds	137,267	5,494	—	142,761
Non-U.S. Corporate Bonds	30,893	85,841	—	116,734
Non-U.S. Asset-Backed Securities	—	32,587	—	32,587
Non-U.S. Other Fixed Income	2,324	—	—	2,324
Alternative Types of Investments
Insurance Contracts	—	152,947	254	153,201
Other	—	123,786	25,913	149,699
Absolute Return Funds	3,584	61,211	—	64,795
Real Estate
Non-U.S. Real Estate	—	—	68,850	68,850
Total	$290,496	$511,269	$95,017	$896,782

	Non-U.S. Plans for the Year Ended
	December 31, 2017
(DOLLARS IN THOUSANDS)	Level 1	Level 2	Level 3	Total
Cash	$33,146	$—	$—	$33,146
Equity Securities
U.S. Large Cap	86,921	19,710	—	106,631
U.S. Mid Cap	623	—	—	623
U.S. Small Cap	474	—	—	474
Non-U.S. Large Cap	84,898	17,117	—	102,015
Non-U.S. Mid Cap	577	—	—	577
Non-U.S. Small Cap	422	—	—	422
Emerging Markets	43,706	1,296	—	45,002
Fixed Income Securities
U.S. Treasuries/Government Bonds	94	—	—	94
U.S. Corporate Bonds	—	39,647	—	39,647
Non-U.S. Treasuries/Government Bonds	129,494	7,492	—	136,986
Non-U.S. Corporate Bonds	26,212	128,121	—	154,333
Non-U.S. Asset-Backed Securities	—	34,350	—	34,350
Non-U.S. Other Fixed Income	2,116	—	—	2,116
Alternative Types of Investments
Insurance Contracts	—	146,998	270	147,268
Hedge Funds	—	—	33,593	33,593
Other	—	29,133	—	29,133
Absolute Return Funds	3,314	21,191	—	24,505
Real Estate
Non-U.S. Real Estate	—	—	38,895	38,895
Total	$411,997	$445,055	$72,758	$929,810
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
Absolute return funds are actively managed funds mainly invested in debt and equity securities and are valued at their NAVs.

The following table presents a reconciliation of Level 3 non-U.S. plan assets held during the year ended December 31, 2018:

	Non-U.S. Plans
(DOLLARS IN THOUSANDS)	Real Estate	Hedge Funds	Total
Ending balance as of December 31, 2017	$39,165	$33,593	$72,758
Actual return on plan assets	(2,155)	(1,377)	(3,532)
Purchases, sales and settlements	32,094	(6,303)	25,791
Ending balance as of December 31, 2018	$69,104	$25,913	$95,017
The following weighted average assumptions were used to determine the postretirement benefit expense and obligation for the years ended December 31:

	Expense		Liability
	2018	2017	2018	2017
Discount rate	3.70%	4.20%	4.30%	3.70%
Current medical cost trend rate	7.75%	8.00%	7.50%	7.75%
Ultimate medical cost trend rate	4.75%	4.75%	4.75%	4.75%
Medical cost trend rate decreases to ultimate rate in year	2030	2030	2030	2030
 The following table presents the sensitivity of disclosures to changes in selected assumptions for the year ended December 31, 2018:

(DOLLARS IN THOUSANDS)	U.S. Pension Plans	Non-U.S. Pension Plans	Postretirement Benefit Plan
25 Basis Point Decrease in Discount Rate
Change in PBO	14,603	46,475	N/A
Change in ABO	14,524	44,628	1,638
Change in pension expense	(102)	2,710	44
25 Basis Point Decrease in Long-Term Rate of Return
Change in pension expense	1,248	1,911	N/A
The effect of a 1% increase in the medical cost trend rate would increase the accumulated postretirement benefit obligation and the annual postretirement expense by approximately $0.3 million and less than $0.1 million, respectively; a 1% decrease in the rate would decrease the obligation and expense by approximately $0.3 million and less than $0.1 million, respectively.
The Company contributed $18.2 million to its non-U.S. pension plans in 2018. No contributions were made to the Company's qualified U.S. pension plans in 2018. The Company made $3.5 million in benefit payments with respect to its non-qualified U.S. pension plan. In addition, $5.2 million of payments were made with respect to the Company's other postretirement plans.
NOTE 17.    FINANCIAL INSTRUMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate (“LIBOR”) swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts included in Note 16. These valuations take into consideration the Company's credit risk and its counterparties’ credit risk.
The carrying value and the estimated fair values of financial instruments at December 31 consisted of the following:

	2018		2017
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$634,897	$634,897	$368,046	$368,046
LEVEL 2
Credit facilities and bank overdrafts(2)	4,695	4,695	7,993	7,993
Derivatives(3)
Derivative assets	—	7,229	—	5,137
Derivative liabilities	—	6,907	—	13,555
Long-term debt:(4)
Senior notes - 2007	—	—	249,765	293,232
2020 Notes	298,499	300,356	—	—
2021 Euro Notes	337,704	341,094	—	—
2023 Notes	298,698	293,017	298,670	304,219
2024 Euro Notes	564,034	584,129	589,848	627,782
2026 Euro Notes	899,886	909,439	—	—
2028 Notes	396,377	401,231	—	—
2047 Notes	493,151	446,725	492,819	525,906
2048 Notes	785,788	783,925	—	—
Term Loan(2)	349,163	350,000	—
Amortizing Notes(5)	125,007	127,879	—	—

_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	Derivative instruments include foreign currency contracts and cross currency swaps for 2018, and foreign currency contracts and interest rate swaps for 2017.

(4)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

(5)
The fair value of the Amortizing Notes of the TEUs is based on the most recently quoted price for the outstanding securities, adjusted for any known significant deviation in value. The estimated fair value of these long-term obligations is not necessarily indicative of the amount that would be realized in a current market exchange. See Note 9 for additional information on the TEUs.

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
During the year ended December 31, 2017, the Company entered into several forward currency contracts which qualified as net investment hedges, in order to mitigate a portion of its net European investments from foreign currency risk. The effective portions of net investment hedges are recorded in other comprehensive income ("OCI") as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) are deferred in AOCI where they will remain until the net investments in the Company's European subsidiaries are divested. Four of these forward currency contracts matured during the year ended December 31, 2018 and as of December 31, 2018, there were no remaining contracts outstanding.
In the second quarter of 2018, the Company entered into a foreign currency contract and two interest rate swap agreements (collectively, the "Deal Contingent Swaps"), which were contingent upon the closing of the Frutarom acquisition, for a total notional amount of $1.9 billion. In the third quarter of 2018, the Company completed the offering and sale of the 2018 Senior Unsecured Notes (see Note 10 for additional information) and settled the Deal Contingent Swaps. The Company received $12.2 million for the foreign currency contract and $0.4 million for the two interest rate swap agreements which is included in Other income, net and Interest Expense, respectively, in the accompanying Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2018.
In the fourth quarter of 2018, the Company entered into certain cross currency swaps which qualified as net investment hedges in order to mitigate a portion of its net European investments from foreign currency risk. As of December 31, 2018, these swaps were in a net asset position with an aggregate fair value of $1.1 million which was classified as other current assets. Changes in fair value related to cross currency swaps are recorded in OCI.
Subsequent to the issuance of the 2021 Euro Notes and 2026 EUR Notes during the third quarter of 2018, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income.
Subsequent to the issuance of the 2024 Euro Notes during the first quarter of 2016, the Company designated the debt as a hedge of a portion of its net European investments. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income.
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
During the first quarter of 2016, the Company entered into and terminated two Euro interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt. These swaps were designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses on derivatives qualifying as hedges in the accompanying Consolidated Statement of Comprehensive Income. The Company incurred a loss of €2.9 million ($3.2 million) due to the termination of these swaps. The loss is being amortized as interest expense over the life of the 2024 Euro Notes as discussed in Note 10.
During the fourth quarter of 2016 and the first quarter of 2017, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The various hedge instruments were settled upon issuance of the debt on May 18, 2017 and resulted in a loss of approximately $5.3 million. As discussed in Note 10, the loss is being amortized as interest expense over the life of the 2047 Notes.

During the first quarter of 2013, the Company entered into three interest rate swap to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The effective portions of cash flow hedges are recorded in OCI as a component of Losses/gains on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. During the second quarter of 2013, the Company terminated these swaps and incurred a loss of $2.7 million, which it will amortize as Interest expense over the life of the 2023 Notes (discussed in Note 10).
The following table shows the notional amount of the Company’s derivative instruments outstanding as of December 31, 2018 and December 31, 2017:

	December 31,
(DOLLARS IN THOUSANDS)	2018	2017
Foreign currency contracts	$585,581	$896,947
Cross currency swaps	1,087	—
Interest rate swaps	—	150,000
The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy) as reflected in the Consolidated Balance Sheet as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$4,122	$2,020	$6,142
Cross currency swaps	$1,087	$—	$1,087
Total derivative assets	$5,209	$2,020	$7,229
Derivative liabilities(b)
Foreign currency contracts	205	6,702	6,907

	December 31, 2017
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,159	$3,978	$5,137
Derivative liabilities(b)
Foreign currency contracts	7,842	4,344	12,186
Interest rate swaps	1,369	—	1,369
Total derivative liabilities	$9,211	$4,344	$13,555
_______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2018 and December 31, 2017 (in thousands):

(DOLLARS IN THOUSANDS)	Amount of Gain (Loss) For the years ended December 31,		Location of Gain (Loss) Recognized in Income on Derivative
	2018	2017
Foreign currency contracts	$1,999	$(10,057)	Other (income) expense, net
Deal contingent swaps
Foreign currency contracts	12,154	—	Other income, net
Interest rate swaps	352	—	Interest expense
	$14,505	$(10,057)
These net gains (losses) mostly offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2018 and December 31, 2017 (in thousands):

	Amount of Gain(Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	For the years ended December 31,			For the years ended December 31,
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$14,220	$(14,121)	Cost of goods sold	$(6,203)	$3,943
Interest rate swaps (1)	864	(3,811)	Interest expense	(864)	(789)
Derivatives or debt instruments in Net Investment Hedging Relationships:
Foreign currency contracts	(518)	(4,239)	N/A	—	—
2024 Euro Notes	20,539	(47,672)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	30,390	—	N/A	—	—
Total	$65,495	$(69,843)		$(7,067)	$3,154
_______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for our bond offerings.
The ineffective portion of the above noted cash flow hedges and net investment hedges was not material for the years ended December 31, 2018 and 2017.
The Company expects approximately $7.5 million (net of tax), of derivative gains included in AOCI at December 31, 2018, based on current market rates, will be reclassified into earnings within the next twelve months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
NOTE 18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive loss, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(99,580)	8,011	9,717	(81,852)
Amounts reclassified from AOCI	—	7,067	10,040	17,107
Net current period other comprehensive income (loss)	(99,580)	15,078	19,757	(64,745)
Accumulated other comprehensive loss, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments		(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)		$7,604	$(335,674)	$(680,095)
OCI before reclassifications	66,826		(14,782)	(7,941)	44,103
Amounts reclassified from AOCI	(12,217)	(a)	(3,154)	13,881	(1,490)
Net current period other comprehensive income (loss)	54,609		(17,936)	5,940	42,613
Accumulated other comprehensive loss, net of tax, as of December 31, 2017	$(297,416)		$(10,332)	$(329,734)	$(637,482)
 (a) Represents a foreign currency exchange gain from the release of a currency translation adjustment upon the liquidation of a foreign entity in 2017.

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	(Losses) Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2015	$(297,499)	$9,401	$(325,342)	$(613,440)
OCI before reclassifications	(54,526)	2,334	(21,111)	(73,303)
Amounts reclassified from AOCI	—	(4,131)	10,779	6,648
Net current period other comprehensive income (loss)	(54,526)	(1,797)	(10,332)	(66,655)
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2016	$(352,025)	$7,604	$(335,674)	$(680,095)

The following table provides details about reclassifications out of AOCI to the Consolidated Statement of Comprehensive Income:

	Year Ended December 31,
(DOLLARS IN THOUSANDS)	2018	2017	2016	Affected Line Item in the Consolidated Statement of Comprehensive Income
(Losses) gains on derivatives qualifying as hedges
Foreign currency contracts	$(7,089)	$4,506	$5,401	Cost of goods sold
Interest rate swaps	(864)	(789)	(595)	Interest expense
Tax	886	(563)	(675)	Provision for income taxes
Total	$(7,067)	$3,154	$4,131	Total, net of income taxes
(Losses) gains on pension and postretirement liability adjustments
Prior service cost	$7,752	$7,040	$7,469	(a)
Actuarial losses	(20,645)	(24,699)	(21,103)	(a)
Tax	2,853	3,778	2,855	Provision for income taxes
Total	$(10,040)	$(13,881)	$(10,779)	Total, net of income taxes
_______________________

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 to the Consolidated Financial Statements for additional information regarding net periodic benefit cost.

NOTE 19.    CONCENTRATIONS OF CREDIT RISK
The Company does not have significant concentrations of risk in financial instruments. Temporary investments are made in a well-diversified portfolio of high-quality, liquid obligations of government, corporate and financial institutions. There are also limited concentrations of credit risk with respect to trade receivables because the Company has a large number of customers who are spread across many industries and geographic regions. The Company’s larger customers are each spread across many sub-categories of its segments and geographical regions. The Company had one customer that accounted for more than 10% of its consolidated net sales for the years ended 2017 and 2016, but less than 10% for the year ended 2018.
NOTE 20.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
Minimum rental payments under non-cancelable operating leases are $49.3 million in 2019, $42.2 million in 2020, $36.4 million in 2021, $32.2 million in 2022 and $229.6 million in 2023 and thereafter through 2059. The corresponding rental expense was $42.4 million, $37.8 million and $35.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. None of our leases contain escalation clauses and they do not require capital improvement funding.
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At December 31, 2018, the Company had total bank guarantees and standby letters of credit of approximately $60.8 million with various financial institutions. Included in the above aggregate amount is a total of $17.5 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of December 31, 2018.
In order to challenge the assessments in these cases in Brazil, the Company has been required to and has separately pledged assets, principally property, plant and equipment to cover assessments in the amount of approximately $10.5 million as of December 31, 2018.

Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of December 31, 2018, the Company had available lines of credit (in addition to the $1.0 billion of capacity under the Credit Facility as discussed in Note 10) of approximately $104.3 million with various financial institutions. There were no material amounts drawn down pursuant to these lines of credit as of December 31, 2018.
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
The Company has been identified as a PRP at seven facilities operated by third parties at which investigation and/or remediation activities may be ongoing. The Company analyzes its potential liability on at least a quarterly basis and accrues for environmental liabilities when they are probable and estimable. The Company estimates its share of the total future cost for these sites to be less than $3 million.
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
China Facilities
Taste plants
During 2015, the Company was notified by Chinese authorities of compliance issues pertaining to the emission of odors from several of its plants in China. As a result, the Company's Guangzhou Taste plant in China was temporarily idled in 2015. The Company has made additional capital improvements in odor-abatement equipment at these plants to address these issues and built a second Taste plant in China, which began operating in the first quarter of 2019. The second taste plant is located in Zhangjiagang.
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change and the nature of any compensation arrangements that might be provided to the Company are not reasonably estimable as of December 31, 2018.

The net book value of the Company's Taste plants (including both Guangzhou and Zhangjiagang) was approximately $108 million as of December 31, 2018.
Zhejiang Ingredients plant
In the first quarter of 2016, the Company received a request from the Chinese government to relocate its Scent Ingredients plant in Zhejiang, China (the plant is located in Hangzhou City in the Zhejiang province). Since then, the Company has been in discussions with the government regarding the timing of the requested relocation and the amount and nature of government compensation to be provided to the Company. In the fourth quarter of 2017, the Company concluded discussions with the government and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2020. The Company received the first payment of $15 million in the fourth quarter of 2017. Remaining payments will be paid to the Company based on specified milestones. The net book value of the current plant was approximately $21 million as of December 31, 2018. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the end of 2019.
Total China Operations
The total net book value of all nine plants in China (one of which is currently under construction) was approximately $194 million as of December 31, 2018.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $28.0 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of December 31, 2018, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018.

For the year ended 2018, the Company received $13.1 million for the full and final settlement of its claim from the supplier and insurer for the affected product, which has been recorded as a reduction of cost of sales on the Consolidated Statement of Income and Comprehensive Income.
Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $10 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
NOTE 21.    REDEEMABLE NON-CONTROLLING INTERESTS
Through certain subsidiaries of Frutarom, there are certain non-controlling interests that carry redemption features. The non-controlling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry identical price and conditions of exercise, and will be settled in accordance with the multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.
The following table sets forth the details of the Company's redeemable non-controlling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$—
Acquired through acquisitions during 2018	97,510
Share of profit or loss attributable to noncontrolling interests	2,196
Redemption value mark-up for the current period	2,848
Sale of a subsidiary with redeemable noncontrolling interests	(14,673)
Exercises of redeemable noncontrolling interests	(6,075)
Balance at December 31, 2018	81,806
The decrease in redeemable noncontrolling interests is primarily due to the exercise of options and the sale of a subsidiary during the fourth quarter of 2018.

(a)(3) EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated May 7, 2018, by and among the Registrant, Frutarom Industries Ltd. and Icon Newco Ltd., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018.

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated August 25, 2018, by and among International Flavors & Fragrances, Inc., Frutarom Industries Ltd. and Icon Newco Ltd. incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 27, 2018.

3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 10(g) to Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2002.
3.2	Bylaws of International Flavors & Fragrances Inc., effective as of May 3, 2018, incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K filed on May 3, 2018.
4.1
Indenture, dated as of April 4, 2013, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 4, 2013.

4.2
Indenture, dated as of March 2, 2016, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Debt Security), incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (Registration No. 333-209889) filed on March 2, 2016.

4.3
First Supplemental Indenture, dated as of March 14, 2016, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on March 14, 2016.

4.4
Second Supplemental Indenture, dated as of May 18, 2017, between the Registrant and U.S. Bank National Association, as Trustee (including the form of Notes), incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K filed on May 18, 2017.

4.5
Third Supplemental Indenture, dated as of September 17, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.

4.6	Form of Amortizing Note, incorporated by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.7
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

4.8	Form of Unit, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.9	Form of Purchase Contract, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 17, 2018.
4.10
Fourth Supplemental Indenture, dated as of September 25, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.

4.11	Form of Global Note for the 2021 Notes, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.12	Form of Global Note for the 2026 Notes, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 25, 2018.
4.13
Fifth Supplemental Indenture, dated as of September 26, 2018, between International Flavors & Fragrances Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.

4.14	Form of Global Note for the 2020 Notes, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.15	Form of Global Note for the 2028 Notes, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
4.16	Form of Global Notes for the 2048 Notes, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed on September 26, 2018.
*10.1	Letter Agreement, dated as of May 26, 2014, between the Registrant and Andreas Fibig, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2014.

Exhibit Number	Description
*10.2	Supplemental Retirement Plan, incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed on February 27, 2008.
*10.3	2010 Stock Award and Incentive Plan, as amended and restated as of May 6, 2015, incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on May 12, 2015.
*10.4
Form of U.S. Stock Settled Appreciation Rights Agreement under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

*10.5
Form of Restricted Stock Units Agreement - Non-Employee Director under the 2010 Stock Award and Incentive Plan, incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed on February 28, 2012.

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

*10.17	Amended and Restated Executive Severance Policy, as amended through and including November 1, 2017.
*10.18	Form of Director/Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2008.
*10.19	Form of Executive Death Benefit Program - Plan Agreement, incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
*10.20	Deferred Compensation Plan, as amended and restated December 12, 2011, incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K filed on February 28, 2012.
*10.21(i)
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

Exhibit Number	Description
10.21(ii)
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

10.21(iii)
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

10.21(iv)
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

10.22(i)
Term Loan Credit Agreement, dated as of June 6, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2018.

10.22(ii)
Amendment No 1 to Term Loan Credit Agreement, dated as of July 13, 2018, among the Registrant, as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2018.

21.1	List of Principal Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________________

*	Management contract or compensatory plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL FLAVORS & FRAGRANCES INC.

By:	/s/ Richard A. O'Leary
Name:	Richard A. O'Leary
Title:	Executive Vice President and Chief Financial Officer
Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Andreas Fibig	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Andreas Fibig

/s/ Richard A. O'Leary	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
Richard A. O'Leary

/s/ Marcello V. Bottoli	Director	February 26, 2019
Marcello V. Bottoli

/s/ Linda B. Buck	Director	February 26, 2019
Linda B. Buck

/s/ Michael Ducker	Director	February 26, 2019
Michael Ducker

/s/ David R. Epstein	Director	February 26, 2019
David R. Epstein

/s/ Roger W. Ferguson, Jr.	Director	February 26, 2019
Roger W. Ferguson, Jr.

/s/ John F. Ferraro	Director	February 26, 2019
John F. Ferraro

/s/ Christina Gold	Director	February 26, 2019
Christina Gold

/s/ Katherine M. Hudson	Director	February 26, 2019
Katherine M. Hudson

/s/ Dale F. Morrison	Director	February 26, 2019
Dale F. Morrison

/s/ Stephen Williamson	Director	February 26, 2019
Stephen Williamson

INTERNATIONAL FLAVORS & FRAGRANCES INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(IN THOUSANDS)

	For the Year Ended December 31, 2018
	Balance at beginning of period	Additions charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$13,392	$1,286		$—	$(4,642)	$(863)	$9,173
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	207,483	(1,821)	(1)	3,887	—	(9,269)	200,280

	For the Year Ended December 31, 2017
	Balance at beginning of period	Additions (deductions) charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$9,995	$3,798		$—	$(1,496)	$1,095	$13,392
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	152,752	35,646	(2)	—	—	19,085	207,483

	For the Year Ended December 31, 2016
	Balance at beginning of period	Additions charged to costs and expenses		Acquisitions	Accounts written off	Translation adjustments	Balance at end of period
Allowance for doubtful accounts	$8,229	$2,452		$—	$(225)	$(461)	$9,995
Valuation allowance on credit and operating loss carryforwards and other net deferred tax assets	339,395	(171,408)	(3)(4)	—	—	(15,235)	152,752
_______________________

(1)	The 2018 amount includes an adjustment to the 2017 foreign net operating loss carryforwards in the amount of $5.9 million, as discussed in Note 11 of the Consolidated Financial Statements.

(2)	The 2017 amount includes an adjustment to the 2016 foreign net operating loss carryforwards in the amount of $58.8 million, as discussed in Note 11 of the Consolidated Financial Statements.

(3)	The 2016 amount includes an adjustment to the 2015 foreign net operating loss carryforwards in the amount of $7.6 million, as discussed in Note 11 of the Consolidated Financial Statements.

(4)	The Company executed a legal entity restructuring that resulted in a significant reduction of fully valued deferred tax assets.

S-1