Form 10-Q
period 2019-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2019-05-06
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐ No  ☑
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value 12 1/2¢ per share	IFF	New York Stock Exchange
6.00% Tangible Equity Units	IFFT	New York Stock Exchange
0.500% Senior Notes due 2021	IFF 21	New York Stock Exchange
1.750% Senior Notes due 2024	IFF 24	New York Stock Exchange
1.800% Senior Notes due 2026	IFF 26	New York Stock Exchange
Number of shares outstanding as of April 24, 2019: 106,691,137

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$483,504	$634,897
Restricted cash	13,625	13,625
Trade receivables (net of allowances of $8,815 and $9,173, respectively)	1,003,965	937,765
Inventories: Raw materials	586,175	568,916
Work in process	52,033	48,819
Finished goods	476,280	460,802
Total Inventories	1,114,488	1,078,537
Prepaid expenses and other current assets	310,243	277,036
Total Current Assets	2,925,825	2,941,860
Property, plant and equipment, at cost	2,581,131	2,492,938
Accumulated depreciation	(1,287,102)	(1,251,786)
	1,294,029	1,241,152
Goodwill	5,434,000	5,378,388
Other intangible assets, net	2,974,177	3,039,322
Other assets	583,389	288,673
Total Assets	$13,211,420	$12,889,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$84,003	$48,642
Accounts payable	476,413	471,382
Accrued payroll and bonus	91,293	121,080
Dividends payable	77,799	77,779
Other current liabilities	414,626	409,428
Total Current Liabilities	1,144,134	1,128,311
Long-term debt	4,421,430	4,504,417
Retirement liabilities	225,834	227,172
Deferred income taxes	658,804	655,879
Other liabilities	492,029	248,436
Total Other Liabilities	5,798,097	5,635,904
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	114,711	81,806
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of March 31, 2019 and December 31, 2018; and 106,646,581 and 106,619,202 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	16,066	16,066
Capital in excess of par value	3,802,602	3,793,609
Retained earnings	4,011,326	3,956,221
Accumulated other comprehensive loss	(657,354)	(702,227)
Treasury stock, at cost (21,879,556 and 21,906,935 shares as of March 31, 2019 and December 31, 2018, respectively)	(1,029,429)	(1,030,718)
Total Shareholders’ Equity	6,143,211	6,032,951
Noncontrolling interest	11,267	10,423
Total Shareholders’ Equity including noncontrolling interest	6,154,478	6,043,374
Total Liabilities and Shareholders’ Equity	$13,211,420	$12,889,395

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018
Net sales	$1,297,402	$930,928
Cost of goods sold	766,143	525,119
Gross profit	531,259	405,809
Research and development expenses	90,596	78,476
Selling and administrative expenses	213,182	142,644
Amortization of acquisition-related intangibles	47,625	9,185
Restructuring and other charges, net	16,174	717
Gains on sales of fixed assets	(188)	(69)
Operating profit	163,870	174,856
Interest expense	36,572	16,595
Other income, net	(7,278)	(576)
Income before taxes	134,576	158,837
Taxes on income	23,362	29,421
Net income	111,214	129,416
Net income attributable to noncontrolling interests	2,385	—
Net income attributable to IFF stockholders	108,829	129,416
Other comprehensive income, after tax:
Foreign currency translation adjustments	42,377	14,803
Losses on derivatives qualifying as hedges	(97)	(529)
Pension and postretirement net liability	2,593	2,629
Other comprehensive income	44,873	16,903
Comprehensive income attributable to IFF stockholders	$153,702	$146,319

Net income per share - basic	$0.97	$1.63
Net income per share - diluted	0.96	1.63
Average number of shares outstanding - basic	111,864	79,018
Average number of shares outstanding - diluted	113,389	79,393

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Cash flows from operating activities:
Net income	$111,214	$129,416
Adjustments to reconcile to net cash provided by (used in) operating activities
Depreciation and amortization	81,775	33,384
Deferred income taxes	(12,389)	18,404
Gains on sale of assets	(188)	(69)
Stock-based compensation	7,604	7,620
Pension contributions	(3,956)	(4,387)
Litigation settlement	—	(12,969)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(55,935)	(61,301)
Inventories	(24,719)	(30,185)
Accounts payable	8,988	(8,435)
Accruals for incentive compensation	(36,969)	(36,583)
Other current payables and accrued expenses	(11,321)	(18,540)
Other assets	(9,978)	(26,035)
Other liabilities	(6,894)	(1,715)
Net cash provided by (used in) operating activities	47,232	(11,395)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(33,895)	(22)
Additions to property, plant and equipment	(57,609)	(33,105)
Proceeds from life insurance contracts	1,890	—
Maturity of net investment hedges	—	(2,405)
Proceeds from disposal of assets	3,970	293
Contingent consideration paid	(4,655)	—
Net cash used in investing activities	(90,299)	(35,239)
Cash flows from financing activities:
Cash dividends paid to shareholders	(77,779)	(54,420)
Increase in revolving credit facility and short term borrowings	2,895	53,688
Repayments on debt	(36,156)	—
Proceeds from issuance of stock in connection with stock options	200	—
Employee withholding taxes paid	(1,339)	(3,266)
Purchase of treasury stock	—	(10,617)
Net cash used in financing activities	(112,179)	(14,615)
Effect of exchange rate changes on cash and cash equivalents	3,853	(1,521)
Net change in cash and cash equivalents	(151,393)	(62,770)
Cash and cash equivalents at beginning of year	648,522	368,046
Cash and cash equivalents at end of period	$497,129	$305,276
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$48,506	$20,236
Income taxes paid	33,326	24,939
Accrued capital expenditures	14,241	18,868

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2018	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294
Net income			129,416				720	130,136
Adoption of ASU 2014-09			2,158					2,158
Cumulative translation adjustment				14,803				14,803
Losses on derivatives qualifying as hedges; net of tax $106				(529)				(529)
Pension liability and postretirement adjustment; net of tax $1,894				2,629				2,629
Cash dividends declared ($0.69 per share)			(54,404)					(54,404)
Stock options/SSARs		(226)			15,678	736		510
Treasury share repurchases					(73,154)	(10,977)		(10,977)
Vested restricted stock units and awards		(3,704)			30,294	1,426		(2,278)
Stock-based compensation		7,620						7,620
Balance at March 31, 2018	$14,470	$166,517	$3,947,791	$(620,579)	(36,937,991)	$(1,735,049)	$5,812	$1,778,962

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			108,829				844	109,673
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			981					981
Cumulative translation adjustment				42,377				42,377
Losses on derivatives qualifying as hedges; net of tax $44				(97)				(97)
Pension liability and postretirement adjustment; net of tax $836				2,593				2,593
Cash dividends declared ($0.73 per share)			(77,799)					(77,799)
Stock options/SSARs		3,424			13,978	660		4,084
Vested restricted stock units and awards		(2,405)			13,401	629		(1,776)
Stock-based compensation		7,604						7,604
Redeemable NCI		370						370
Balance at March 31, 2019	$16,066	$3,802,602	$4,011,326	$(657,354)	(21,879,556)	$(1,029,429)	$11,267	$6,154,478

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2019 and 2018 quarters, the actual closing dates were March 29 and March 30, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $0.3 million for the three months ended March 31, 2019 compared to a decrease of approximately $11.0 million for the three months ended March 31, 2018. The cost of participating in these programs was immaterial to our results in all periods.
Contract Assets
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
The following table reflects the balances in our contract assets and accounts receivable for the three months ended March 31, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	March 31, 2019	December 31, 2018
Receivables (included in Trade receivables)	$1,012,780	$946,938
Contract asset - Short term	2,149	487
Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Flavor Compounds	$713,560	$449,019
Fragrance Compounds	389,111	378,633
Ingredients	194,731	103,276
Total revenues	$1,297,402	$930,928
Recent Accounting Pronouncements
In October 2018, the FASB issued Accounting Standards Update ("ASU") 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." The ASU allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815, Derivatives and Hedging. The Company applied this new guidance as of December 29, 2018, the first day of the Company’s 2019 fiscal year. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements.
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
In June 2018, the FASB issued ASU 2018-07, "Compensation - Stock Compensation (Topic 718)" intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. This guidance expands the scope of Topic 718, Compensation-Stock Compensation which currently only includes share-based payments to employees to include share-based payments issued to nonemployees for goods or services. The Company applied this new guidance as of December 29, 2018, the first day of the Company’s 2019 fiscal year. The adoption of the guidance did not have a material impact on the Consolidated Financial Statements.
In February 2018, FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. The guidance was effective as of December 29, 2018, the first day of the Company's fiscal year. The Company has elected to not reclassify any stranded tax effects to retained earnings.
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective, and as required, has been applied on a modified retrospective basis. The impact of the adoption of this standard on December 29, 2018 was a decrease in the beginning balance of the currency translation adjustment component of Accumulated other comprehensive loss of $1.0 million, and an increase in Retained Earnings, as presented in the Company's Consolidated Balance Sheet. See Note 13 of the Consolidated Financial Statements for further details.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)", with subsequent amendments, which requires changes to the accounting for leases and supersedes existing lease guidance, including ASC 840 - Leases. See Note 8 for further details.
NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(SHARES IN THOUSANDS)	2019	2018
Net Income
Net income attributable to IFF stockholders	$108,829	$129,416
Add: Decrease in redemption value of redeemable noncontrolling interests in excess of earnings allocated	370	—
Net income available to IFF stockholders	$109,199	$129,416
Shares
Weighted average common shares outstanding (basic)(1)	111,864	79,018
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	362	375
SPC portion of TEUs	1,163	—
Weighted average shares assuming dilution (diluted)	113,389	79,393

Net Income per Share
Net income per share - basic	$0.97	$1.63
Net income per share - dilutive	0.96	1.63
_______________________

(1)
For the three months ended March 31, 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.73 and $0.69 for the three months ended March 31, 2019 and 2018, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2019 and 2018.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of approximately $800.2 million on September 17, 2018. For the periods outstanding, the SPC portion of the TEUs was assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for weighted-average shares for basic earnings per share. For diluted earnings per share, the shares were assumed to be settled at a conversion factor based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock not to exceed 0.3839 shares per SPC.

The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of March 31, 2019 and 2018 was immaterial. Net income allocated to such PRSUs was $0.1 million for the three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018.
NOTE 3.    ACQUISITIONS
2019 Acquisition Activity
During the three months ended March 31, 2019, the Company acquired 70% of a company in Europe and increased its ownership of an Asian company from 49% to 60% after receipt of previously pending regulatory approvals in Thailand. The two acquired entities, which manufacture flavor products, will be managed under the Frutarom segment. The total purchase price for the acquisitions was $46.3 million, excluding cash acquired and including $12.4 million of contingent consideration and deferred payments. A preliminary purchase price allocation has been performed giving rise to goodwill of approximately $55.4 million and intangible assets of $18.4 million. The purchase price allocation is expected to be completed within the measurement period.
Pro forma information has not been presented as the two acquired entities are not material.
Frutarom
On October 4, 2018, the Company completed its acquisition of 100% of the equity of Frutarom Industries Ltd. (“Frutarom”).
Purchase Price Allocation
The Company allocated the purchase consideration to the tangible net assets and identifiable intangible assets acquired based on estimated fair values at the acquisition date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. During the first quarter of 2019, the Company updated the purchase price allocation, principally to reflect updated values for certain entities' fixed assets.
The purchase price allocation is preliminary and subject to change. The Company is currently finalizing the valuation of fixed assets, goodwill and intangible assets (trade names, product formulas, customer relationships and favorable/unfavorable leases and the related estimated useful lives). Additionally, the Company is finalizing the projected combined future tax rate to be applied to the valuation of assets, which could impact the valuation of goodwill and intangible assets. The determination of the fair value of assets and liabilities, including those related to leases, will be finalized as soon as the valuation is completed which is expected to be during the third quarter of 2019.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) as of October 4, 2018:

	As reported in the fourth quarter of 2018	Measurement period adjustments	As reported in the first quarter of 2019
Cash and cash equivalents	$140,747		$140,747
Other current assets	699,627		699,627
Identifiable intangible assets	2,690,000	(21,700)	2,668,300
Other assets	353,710	43,200	396,910
Equity method investments	25,791		25,791
Current liabilities	(311,325)		(311,325)
Debt assumed	(77,037)		(77,037)
Other liabilities	(632,488)	(12,221)	(644,709)
Redeemable noncontrolling interest	(97,510)	(5,700)	(103,210)
Noncontrolling interest	(3,700)		(3,700)
Goodwill	4,243,079	(3,579)	4,239,500
Total Purchase Consideration	$7,030,894		$7,030,894
The preliminary fair value purchase price allocation of the assets and liabilities acquired in the acquisition of Frutarom as reported in the fourth quarter of 2018 were updated during the quarter ended March 31, 2019 primarily due to: (i) a $21.7 million decrease in the fair value of identifiable intangible assets (principally customer relationships and arising from the updated valuations for certain entities' fixed assets), (ii) a $43.2 million increase to property, plant and equipment (related to certain Frutarom entities), included in Other assets in the accompanying table, (iii) a $1.5 million increase to the noncurrent portion of earn-outs and a $10.7 million increase to deferred income tax liabilities, (iv) a $5.7 million decrease to redeemable noncontrolling interest. The cumulative impact of the adjustment resulted in a $3.6 million decrease to goodwill.
The measurement period adjustments did not have a material impact on the Company's Statement of Comprehensive Income for the first quarter of 2019.
The preliminary amounts of the components of intangible assets with finite lives that have been recorded are as follows:

(IN THOUSANDS)	Estimated Amounts	Weighted-Average Useful Life
Product formula	$290,000	10 to 12 years
Customer relationships	2,230,000	18 to 23 years
Trade names	140,000	23 to 26 years
Favorable/Unfavorable Leases, net	8,300	5 to 15 years
Total	$2,668,300
Pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of IFF and Frutarom as if the acquisition had been completed as of the beginning of the prior fiscal year, or January 1, 2018. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2018, nor are they indicative of future results. The unaudited pro forma financial information for the three months ended March 31, 2018 included the pre-acquisition results of Frutarom for that period.
The unaudited pro forma results for the three months ended March 31, 2018 were as follows:

(IN THOUSANDS)	Three Months Ended March 31, 2018
Unaudited pro forma net sales	$1,315,733
Unaudited pro forma net income attributable to the Company	112,620

The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisition been completed as of January 1, 2018, including amortization charges for acquired intangibles assets, adjustments for acquisition transaction costs, adjustments for depreciation expense for property, plant, and equipment, and adjustments to interest expense. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs.
2019 Severance Charges
During the first quarter of 2019, the Company incurred severance charges of $16.2 million related to approximately 190 headcount reductions. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. The Company made payments of $0.9 million related to personnel costs during the three months ended March 31, 2019.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $24-$26 million in personnel-related costs and an estimated $6 million in facility-related costs, such as lease termination, and integration-related costs. The Company recorded $24.5 million of charges related to personnel costs and lease termination costs through the first quarter of 2019.
The Company made payments of $0.5 million and $1.7 million related to personnel costs during the three months ended March 31, 2019 and 2018, as well as lease termination costs for March 31, 2018. The overall charges were split approximately evenly between Taste and Scent. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Changes in restructuring liabilities during the three months ended March 31, 2019, including both the 2019 severance charges and the 2017 Productivity Program, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2018	$4,125	$1,075	$5,200
Additional charges, net	16,174	—	16,174
Payments	(1,393)	—	(1,393)
Balance at March 31, 2019	$18,906	$1,075	$19,981
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2019 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2018	$5,378,388
Acquisitions(1)	61,711
Frutarom measurement period adjustment	(3,579)
Foreign exchange	(2,520)
Balance at March 31, 2019	$5,434,000
_______________________

(1)	Additions relate to the 2019 acquisition activity. See Note 3 for details.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2019	2018
Asset Type
Customer relationships	$2,638,998	$2,658,659
Trade names & patents	177,566	177,770
Technological know-how	463,989	451,016
Other	33,009	43,766
Total carrying value	3,313,562	3,331,211
Accumulated Amortization
Customer relationships	(193,263)	(156,906)
Trade names & patents	(21,760)	(19,593)
Technological know-how	(106,181)	(93,051)
Other	(18,181)	(22,339)
Total accumulated amortization	(339,385)	(291,889)
Other intangible assets, net	$2,974,177	$3,039,322

Amortization
Amortization expense was $47,625 and $9,185 for the three months ended March 31, 2019 and 2018, respectively.
Amortization expense for the next five years and thereafter, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN THOUSANDS)	2019	2020	2021	2022	2023
Estimated future intangible amortization expense	$190,281	$185,492	$180,661	$176,734	$176,621
NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	March 31, 2019	December 31, 2018
Operating lease right-of-use assets	$300,888	$—
Deferred income taxes	82,928	89,000
Overfunded pension plans	79,122	75,158
Cash surrender value of life insurance contracts	45,444	43,179
Equity method investments	26,735	31,470
Other(a)	48,272	49,866
Total	$583,389	$288,673
_______________________

(a)	Includes land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	March 31, 2019	December 31, 2018
2020 Notes(1)	3.69%	$298,743	$298,499
2021 Euro Notes(1)	0.82%	334,486	337,704
2023 Notes(1)	3.30%	298,774	298,698
2024 Euro Notes(1)	1.88%	558,869	564,034
2026 Euro Notes(1)	1.93%	891,757	899,886
2028 Notes(1)	4.57%	396,460	396,377
2047 Notes(1)	4.44%	493,256	493,151
2048 Notes(1)	5.12%	785,838	785,788
Term Loan(1)	3.65%	324,295	349,163
Amortizing Notes(1)	6.09%	114,667	125,007
Bank overdrafts and other		8,231	4,695
Deferred realized gains on interest rate swaps		57	57
		4,505,433	4,553,059
Less: Short term borrowings(3)		(84,003)	(48,642)
		$4,421,430	$4,504,417
_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are immaterial.

(3)	Includes bank borrowings, overdrafts and current portion of long-term debt.
NOTE 8.  LEASES
During the quarter ended March 31, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires most leases to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date of December 29, 2018, the beginning of its 2019 fiscal year. Prior year financial statements were not recast. The Company elected various transition provisions available for expired or existing contracts, which allows the Company to carryforward historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
The Company leases property and equipment, principally under operating leases. In accordance with ASU 2016-02, the Company records a right of use asset and related obligation at the present value of lease payments and, over the term of the lease, depreciates the right of use asset and accretes the obligation to future value. Some of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and nonlease components of contracts.
When available, the Company uses the rate implicit in the lease to discount lease payments to present value, however, most of the Company's leases do not provide a readily determinable implicit rate and the Company calculates the applicable incremental borrowing rate to discount the lease payments based on the term of the lease at lease commencement. The incremental borrowing rate is determined based on currency and lease terms.
Certain leases contain variable payments which are periodically adjusted for changes in an index or rate. Such payments are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Subsequent changes in variable payments are not included in the lease liability, but are recognized in profit and loss during the period in which the obligation for those payments is incurred.

The Company has leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company has no finance leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
Upon adoption of the new guidance, the Company recorded a right of use asset of $308.3 million and total operating lease liabilities of $313.3 million. Additionally, the Company recorded a net increase to retained earnings of approximately $23.1 million related to the elimination of deferred gains on certain sale-leaseback transactions that occurred in prior years.
The components of lease expense were as follows:

Three Months Ended
(DOLLARS IN THOUSANDS)	March 31, 2019
Operating lease cost	$12,469
Supplemental cash flow information related to leases was as follows:

Three Months Ended
(DOLLARS IN THOUSANDS)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,076
Supplemental balance sheet information related to leases was as follows:

(DOLLARS IN THOUSANDS)	March 31, 2019
Operating Leases
Operating lease right of use assets	$300,888

Other current liabilities	37,198
Operating lease liabilities	266,569
Total operating lease liabilities	$303,767
Weighted average remaining lease term and discount rate were as follows:

	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
Operating leases	11.9	3.75%
Maturities of lease liabilities were as follows:

(DOLLARS IN THOUSANDS)	March 31, 2019
Less than 1 Year	$37,680
1-3 Years	77,037
3-5 Years	65,087
After 5 years	211,387
Less: Imputed Interest	(87,424)
Total	$303,767

Maturities of lease liabilities, as calculated prior to the adoption of ASU 2016-02, were as follows:

(DOLLARS IN THOUSANDS)	December 31, 2018
Less than 1 Year	$49,350
1-3 Years	78,600
3-5 Years	60,672
After 5 years	201,079
Total	$389,701
Right of use assets by region were as follows:

(DOLLARS IN THOUSANDS)	March 31, 2019
North America	$142,748
Europe, Africa and Middle East	120,785
Greater Asia	23,151
Latin America	14,204
Consolidated	$300,888

NOTE 9. INCOME TAXES
Uncertain Tax Positions
At March 31, 2019, the Company had $46 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2019, the Company had accrued interest and penalties of $3.2 million classified in Other liabilities.
As of March 31, 2019, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $49.2 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
The Company regularly repatriates earnings from non-U.S. subsidiaries. In the fourth quarter of 2018, the Company changed its assertion as part of its final analysis under SAB 118, consistent with the Company’s need to repatriate funds for debt repayment purposes. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2019, the Company had a deferred tax liability of $87.2 million for the effect of repatriating the funds to the U.S. This balance consisted of $42.8 million attributable to IFF non-U.S. subsidiaries, and $44.4 million associated with Frutarom which is still preliminary and will be refined through the purchase accounting measurement period.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2009 to 2018. Based on currently available information, the Company does not believe the ultimate outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its results of operations.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 15.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2019 was 17.4% compared with 18.5% for the three months ended March 31, 2018. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition related costs), partially offset by higher repatriation costs, and the absence of the remeasurement of loss provisions and the release of a State valuation allowance which benefited the first quarter of 2018.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Equity-based awards	$7,604	$7,620
Liability-based awards	730	155
Total stock-based compensation expense	8,334	7,775
Less: Tax benefit	(1,382)	(1,563)
Total stock-based compensation expense, after tax	$6,952	$6,212
NOTE 11. SEGMENT INFORMATION
The Company is organized into three reportable operating segments, Taste, Scent and Frutarom; these segments align with the internal structure used to manage these businesses.
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

Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Net sales:
Taste	$444,602	$449,019
Scent	488,352	481,909
Frutarom	364,448	—
Consolidated	$1,297,402	$930,928
Segment profit:
Taste	$108,455	$111,564
Scent	85,815	93,277
Frutarom	29,091	—
Global expenses	(18,673)	(23,825)
Operational Improvement Initiatives (a)	(406)	(1,026)
Acquisition Related Costs (b)	—	514
Integration Related Costs (c)	(14,897)	—
Restructuring and Other Charges, net (d)	(16,174)	(717)
Gains on Sale of Assets	188	69
FDA Mandated Product Recall (e)	—	(5,000)
Frutarom Acquisition Related Costs (f)	(9,529)	—
Operating profit	163,870	174,856
Interest expense	(36,572)	(16,595)
Other income (expense)	7,278	576
Income before taxes	$134,576	$158,837

(a)	Represents accelerated depreciation related to a plant relocation in India, as well as a lab closure in Taiwan for 2018.
(b)	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
(c)	Represents costs related to the integration of the Frutarom acquisition, principally advisory expenses.
(d)	For 2019, represents severance costs related primarily to Scent. For 2018, represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(e)	Represents losses related to the FDA mandated recall.
(f)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $7.9 million of amortization for inventory "step-up" costs and $1.7 million of transaction costs included in Selling and administrative expenses.

Net sales are attributed to individual regions based upon the destination of product delivery are as follows:

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Europe, Africa and Middle East	$529,606	$309,312
Greater Asia	287,962	243,557
North America	301,059	241,146
Latin America	178,775	136,913
Consolidated	$1,297,402	$930,928
Net sales are attributed to individual regions based upon the destination of product delivery. Net sales related to the U.S. for the three months ended March 31, 2019 and 2018 were $272.8 million and $230.2 million, respectively. Net sales attributed to all foreign countries in total for the three months ended March 31, 2019 and 2018 were $1.0 billion and $700.7 million, respectively. No non-U.S. country had net sales in any period presented greater than 7% of total consolidated net sales.
NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended March 31,
	2019	2018
Service cost for benefits earned(1)	$474	$596
Interest cost on projected benefit obligation(2)	5,453	4,790
Expected return on plan assets(2)	(6,983)	(7,739)
Net amortization and deferrals(2)	1,275	1,549
Net periodic benefit (income) cost	$219	$(804)

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended March 31,
	2019	2018
Service cost for benefits earned(1)	$4,873	$4,470
Interest cost on projected benefit obligation(2)	4,435	4,338
Expected return on plan assets(2)	(10,904)	(12,032)
Net amortization and deferrals(2)	2,922	2,972
Net periodic benefit (income) cost	$1,326	$(252)
_______________________

(1)	Included as a component of Operating Profit.

(2)	Included as a component of Other Income (Expense), net.
The Company expects to contribute a total of approximately $4.2 million to its U.S. pension plans and a total of $19.3 million to its Non-U.S. Plans during 2019. During the three months ended March 31, 2019, no contributions were made to the qualified U.S. pension plans, $2.7 million of contributions were made to the non-U.S. pension plans, and $1.1 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Service cost for benefits earned	$148	$195
Interest cost on projected benefit obligation	578	654
Net amortization and deferrals	(1,194)	(1,189)
Total postretirement benefit income	$(468)	$(340)
The Company expects to contribute approximately $3.9 million to its postretirement benefits other than pension plans during 2019. In the three months ended March 31, 2019 $1.1 million of contributions were made.

NOTE 13. FINANCIAL INSTRUMENTS
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 16 of our 2018 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2019.
The carrying values and the estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$483,504	$483,504	$634,897	$634,897
LEVEL 2
Credit facilities and bank overdrafts(2)	8,231	8,231	4,695	4,695
Derivatives(3)
Derivative assets	—	21,296	—	7,229
Derivative liabilities	—	3,220	—	6,907
Long-term debt:(3)
2020 Notes	298,743	299,291	298,499	300,356
2021 Euro Notes	334,486	340,073	337,704	341,094
2023 Notes	298,774	298,642	298,698	293,017
2024 Euro Notes	558,869	596,056	564,034	584,129
2026 Euro Notes	891,757	934,385	899,886	909,439
2028 Notes	396,460	414,879	396,377	401,231
2047 Notes	493,256	472,958	493,151	446,725
2048 Notes	785,838	828,682	785,788	783,925
Term Loan(2)	324,295	325,000	349,163	350,000
Amortizing Notes(4)	114,667	117,579	125,007	127,879
_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

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
In prior years, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The change in the value of the cash flow hedges is recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive Income in the same period as the related costs are recognized.
In prior years, the Company designated the 2021 Euro Notes, 2024 Euro Notes and 2026 Euro Notes as a hedge of a portion of its net investment in Euro functional currency subsidiaries. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive Income.
In prior years, the Company entered into certain cross currency swaps which qualified as net investment hedges in order to mitigate a portion of its net European investments from foreign currency risk. Changes in fair value related to cross currency swaps are recorded in OCI as a component of the Foreign currency translation adjustments.
In prior years, the Company entered into interest rate swap agreements to hedge the anticipated issuance of fixed-rate debt, which are designated as cash flow hedges. The amount of gains and losses realized upon termination of these agreements is amortized over the life of the corresponding debt issuance.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	March 31, 2019	December 31, 2018
Foreign currency contracts	$460,758	$585,581
Cross currency swaps	600,000	600,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$3,926	$1,001	$4,927
Cross currency swaps	16,369	—	16,369
	$20,295	$1,001	$21,296
Derivative liabilities (b)
Foreign currency contract	$90	$3,130	$3,220

	December 31, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets (a)
Foreign currency contracts	$4,122	$2,020	$6,142
Cross currency swaps	1,087	—	1,087
	$5,209	$2,020	$7,229
Derivative liabilities (b)
Foreign currency contracts	$205	$6,702	$6,907
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and Other assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2019	2018
Foreign currency contracts	$926	$(3,615)	Other (income) expense, net
Most of these net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(312)	$(743)	Cost of goods sold	$2,372	$(2,193)
Interest rate swaps (1)	216	216	Interest expense	(216)	(216)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	—	(696)	N/A	—	—
Cross currency swaps	10,667	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	4,206	(15,977)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	9,253	—	N/A	—	—
Total	$24,030	$(17,200)		$2,156	$(2,409)
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three months ended March 31, 2018.
The Company expects that approximately $6.2 million (net of tax) of derivative gain included in AOCI at March 31, 2019, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.
NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	42,377	2,059	—	44,436
Amounts reclassified from AOCI	—	(2,156)	2,593	437
Net current period other comprehensive income (loss)	42,377	(97)	2,593	44,873
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2019	$(354,619)	$4,649	$(307,384)	$(657,354)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Losses on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	14,803	(2,938)	—	11,865
Amounts reclassified from AOCI	—	2,409	2,629	5,038
Net current period other comprehensive income (loss)	14,803	(529)	2,629	16,903
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2018	$(282,613)	$(10,861)	$(327,105)	$(620,579)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2019	2018
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$2,711	$(2,506)	Cost of goods sold
Interest rate swaps	(216)	(216)	Interest expense
Tax	(339)	313	Provision for income taxes
Total	$2,156	$(2,409)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$2,836	$1,772	(a)
Actuarial losses	168	(5,103)	(a)
Tax	(5,597)	702	Provision for income taxes
Total	$(2,593)	$(2,629)	Total, net of income taxes
 _______________________

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 of our 2018 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At March 31, 2019, the Company had total bank guarantees and standby letters of credit of approximately $58.5 million with various financial institutions. Included in the above aggregate amount was a total of $17.9 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2019.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of approximately $10.3 million as of March 31, 2019.

Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2019, the Company had available lines of credit of approximately $107.7 million with various financial institutions, in addition to the $912.3 million of capacity under the Amended Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of March 31, 2019.
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
China Facilities
Guangzhou Taste plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain.
The net book value of the existing plant was approximately $66 million as of March 31, 2019.

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
The net book value of the current plant was approximately $20 million as of March 31, 2019. The Company expects to relocate approximately half of production capacity of the facility by the middle of 2019 and the remainder of the production capacity of the facility by the middle of 2020.
Total China Operations
The total net book value of all five plants in China (one of which is currently under construction) was approximately $199 million as of March 31, 2019.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $28.2 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date. During 2018, the Company received an unfavorable ruling with respect to a claim related to potentially unpaid excise taxes from 1993. Based on the revised ruling, the Company has determined that it is now probable that it will have to pay the original claim in addition to penalties and interest. The total amount of the claim that has been recorded is $4.8 million.
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of March 31, 2019, the Company had recorded total charges of approximately $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018. The remaining accrual of approximately $1.0 million represents management's best estimate of losses related to claims from other affected parties. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition.
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

NOTE 16.     REDEEMABLE NONCONTROLLING INTERESTS
Through certain subsidiaries of Frutarom, there are certain noncontrolling interests that carry redemption features. The noncontrolling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry identical price and conditions of exercise, and will be settled in accordance with the multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	26,224
Impact of foreign exchange translation	(190)
Share of profit or loss attributable to redeemable noncontrolling interests	1,541
Redemption value mark-up for the current period	(370)
Measurement period adjustments	5,700
Balance at March 31, 2019	$114,711
The increase in redeemable noncontrolling interests is primarily due to the interests acquired through acquisitions during the first quarter of 2019, as discussed in Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
(UNLESS INDICATED OTHERWISE, DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Overview
Frutarom acquisition
Frutarom's operating results have been included in our operating results from October 4, 2018, the date we completed the acquisition. See our 2018 Form 10-K for further details of the transaction.
Frutarom Integration Initiative
After the completion of the acquisition of Frutarom, we established priorities of driving topline growth by leveraging our combined technologies, expanded product portfolio and significantly expanded customer base to enhance our offerings, including cross-selling opportunities. In addition, we expect to unlock shareholder value by delivering $145 million in cost synergies through procurement excellence, network optimization and a streamlined organization and operating model. We expect to achieve $30-35 million of cost synergies by the end of 2019 across all three workstreams. To achieve these savings, we will incur certain costs such as advisory, personnel or facility related costs.
We have begun to execute our integration plan to simplify and harmonize our go-to-market business models, clarify roles and responsibilities and accelerate decision-making through a series of organizational changes. While organizational moves are the first step, we expect it will take 6-12 months from March 31, 2019 to fully complete the integration efforts including associated process, systems and governance changes.
Company background
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
FINANCIAL PERFORMANCE OVERVIEW
Sales
Sales in the first quarter of 2019 increased 39% on a reported basis and 44% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of the Frutarom acquisition contributing approximately 39% to reported growth rates and 41% to currency neutral growth rates. Taste reported sales declined 1% but achieved currency neutral sales growth of 2%. Scent achieved sales growth of 1% on a reported basis and 4% on a currency neutral basis in the first quarter of 2019. Currency neutral sales growth was driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Taste and Scent.
Overall, our first quarter 2019 results continued to be driven by our strong emerging market presence that represented 47% of total sales and experienced 40% growth on both a reported and currency neutral basis, due primarily to the acquisition of Frutarom, for the first quarter of 2019. Excluding the impact of our acquisition of Frutarom, we experienced 3% growth on a currency neutral basis and results were flat on a reported basis. From a geographic perspective, North America ("NOAM"), Europe, Africa and Middle East ("EAME"), Greater Asia ("GA") and Latin America ("LA") all delivered sales growth on a consolidated basis, led by EAME.
Exchange rate variations had a material impact on net sales for the first quarter of 2019. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Margin
Gross margins decreased to 40.9% in the first quarter of 2019 from 43.6% in the 2018 period, driven primarily by unfavorable price versus input costs which were only partially offset by cost and productivity initiatives and product mix. Included in the first quarter of 2019 was $8.4 million of Frutarom inventory "step-"up" costs, operational improvement initiatives, and integration related expenses compared to $5.5 million of operational improvement and FDA mandated product recall costs included in the first quarter of 2018. Excluding these items, adjusted gross margin decreased 2.6% compared to the prior year period.
We believe that, for the next several quarters, we will continue to see lower margins as a result of price versus input costs and increases in Selling and administrative expenses, offset by cost and productivity initiatives and new win performance, net of losses (as discussed in our 2018 Form 10-K).
We continue to seek improvements in our margins through operational performance, cost reduction efforts and mix enhancement.
Operating profit
Operating profit decreased $11.0 million to $163.9 million (12.6% of sales) in the 2019 first quarter compared to $174.9 million (18.8% of sales) in the comparable 2018 period. The first quarter of 2019 included $40.8 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs, as compared to $6.2 million of charges related to operational improvement initiatives, restructuring and other charges, net and an FDA mandated product recall which were partially offset by acquisition related costs and gains on sale of assets in the 2018 period.

Excluding these charges, adjusted operating profit was $204.7 million for the first quarter of 2019, an increase from $181.0 million for the first quarter of 2018, principally driven by the inclusion of Frutarom's operating profit in the first quarter of 2019, offset by the impact of lower margins in IFF's legacy business. Foreign currency had a 1.3% unfavorable impact on operating profit in the 2019 period compared to a 4.0% favorable impact on operating profit in the 2018 period. Operating profit as a percentage of sales, excluding the above charges, decreased to 15.8% for the first quarter of 2019 compared to 19.4% for the first quarter of 2018, principally driven by lower margins as a result of price to input costs (including the net impact of the BASF supply chain disruption) and increases in Selling and administrative expenses, offset by cost and productivity initiatives and volume growth.
Interest Expense
Interest expense increased to $36.6 million in the first quarter of 2019 compared to $16.6 million in the 2018 period driven by increased borrowings to finance the Frutarom acquisition.
Cash flows
Cash flows provided by operations for the three months ended March 31, 2019 was $47.2 million or 3.6% of sales, compared to cash used by operations of $11.4 million or 1.2% of sales for the three months ended March 31, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings excluding the impact of depreciation and amortization, legal settlement charges in the prior year, and higher cash inflows related to working capital in the current year.

Results of Operations

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018	Change
Net sales	$1,297,402	$930,928	39%
Cost of goods sold	766,143	525,119	46%
Gross profit	531,259	405,809
Research and development (R&D) expenses	90,596	78,476	15%
Selling and administrative (S&A) expenses	213,182	142,644	49%
Amortization of acquisition-related intangibles	47,625	9,185	NMF
Restructuring and other charges, net	16,174	717	NMF
Gains on sales of fixed assets	(188)	(69)	172%
Operating profit	163,870	174,856
Interest expense	36,572	16,595	120%
Other income, net	(7,278)	(576)	NMF
Income before taxes	134,576	158,837
Taxes on income	23,362	29,421	(21)%
Net income	$111,214	$129,416
Net income attributable to noncontrolling interests	2,385	—	—%
Net income attributable to IFF stockholders	$108,829	$129,416	(16)%
Diluted EPS	$0.96	$1.63	(41)%
Gross margin	40.9%	43.6%	(264)
R&D as a percentage of sales	7.0%	8.4%	(145)
S&A as a percentage of sales	16.4%	15.3%	111
Operating margin	12.6%	18.8%	(615)
Adjusted operating margin (1)	15.8%	19.4%	(367)
Effective tax rate	17.4%	18.5%	(116)
Segment net sales
Taste	$444,602	$449,019	(1)%
Scent	488,352	481,909	1%
Frutarom	364,448	—	—%
Consolidated	$1,297,402	$930,928
NMF: Not meaningful
_______________________

(1)
Adjusted operating margin excludes $40.8 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs for the three months ended March 31, 2019, and excludes $6.2 million of charges related to operational improvement initiatives, restructuring and other charges, net, acquisition related costs, gain on sale of assets and an FDA mandated product recall for the three months ended March 31, 2018. See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

FIRST QUARTER 2019 IN COMPARISON TO FIRST QUARTER 2018
Sales
Sales for the first quarter of 2019 totaled $1.3 billion, an increase of 39% on a reported basis and 44% on a currency neutral basis as compared to the prior year quarter. Excluding the impact of our acquisition of Frutarom, sales were flat on a reported basis and grew 3% on a currency neutral basis. Sales growth was driven by Frutarom, new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in both Taste and Scent.
Sales Performance by Segment

	% Change in Sales - First Quarter 2019 vs First Quarter 2018
	Reported	Currency Neutral
Taste	-1%	2%
Scent	1%	4%
Frutarom	N/A	N/A
Total	39%	44%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2019 period.
Taste
Taste sales in 2019 decreased 1% on a reported basis and increased 2% on a currency neutral basis versus the prior year period. Growth was primarily driven by new win performance (net of losses) and, to a lesser extent, price increases (principally due to increases in raw material input costs).
Sales growth in the Taste business unit was led by GA, which was primarily driven by new win performance (net of losses) and, to a lesser extent, price increases (principally due to increases in raw material input costs), followed by growth in EAME and NOAM primarily driven by new win performance (net of losses).
Scent
Scent sales in 2019 increased 1% on a reported basis and 4% on a currency neutral basis. Year-over-year, 2019 sales growth reflected price increases (principally due to increases in raw material input costs) and, to a lesser extent, new win performance (net of losses), which were partially offset by volume reductions on existing business.
Sales growth in the Scent business unit was led by Fine Fragrances, which were primarily driven by new win performance (net of losses), followed by Consumer Fragrances, primarily driven by price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business.
Frutarom
Frutarom sales in 2019 were $364 million, which included approximately $269 million in sales of Flavor Compounds and approximately $95 million in sales of Ingredient product categories.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 270 bps to 59.1% in the first quarter of 2019 compared to 56.4% in the first quarter of 2018, driven primarily by unfavorable price versus input costs, which were partially offset by cost savings and productivity initiatives.
Included in cost of goods sold was $8.4 million of charges related to operational improvement initiatives, integration related costs and Frutarom inventory "step-up", as compared to $5.5 million of charges related to an FDA mandated product recall and an adjustment to the contingent consideration payable for PowderPure in the first quarter in 2018.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 7.0% in the first quarter of 2019 versus 8.4% in the first quarter of 2018. The decrease in 2019 was principally lower due to R&D expenses from our Frutarom's business unit.

Selling and Administrative (S&A) Expenses
S&A expenses increased $70.5 million to $213.2 million, or 16.4% as a percentage of sales, in the first quarter of 2019 compared to $142.6 million, or 15.3% as a percentage of sales, in the first quarter of 2018.
Included in 2019 was approximately $14.6 million of integration related costs and $1.7 million of Frutarom acquisition related costs, and included in 2018 was approximately $0.5 million of acquisition related costs. Excluding these costs, adjusted S&A expense increased by $53.8 million, but decreased to 15.2% of sales in 2019 compared to 15.4% of sales in 2018. The slight decrease is due to a decline in personnel related costs and the impact of our acquisition of Frutarom.
Restructuring and Other Charges
2019 Severance charges
During the first quarter of 2019, the Company incurred severance charges of $16.2 million related to approximately 190 headcount reductions. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. The Company made payments of $0.9 million related to personnel costs during the three months ended March 31, 2019.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company expects to incur cumulative, pre-tax cash charges of between $30-$35 million, consisting primarily of $24-$26 million in personnel-related costs and an estimated $6 million in facility-related costs, such as lease termination, and integration-related costs. The Company recorded $24.5 million of charges related to personnel costs and lease termination costs through the first quarter of 2019.
The Company made payments of $0.5 million and $1.7 million related to personnel costs during the three months ended March 31, 2019 and 2018, as well as lease termination costs for March 31, 2018. The overall charges were split approximately evenly between Taste and Scent. This initiative is expected to result in the reduction of approximately 370 members of the Company’s global workforce, including acquired entities, in various parts of the organization.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $47.6 million in the first quarter of 2019 compared to $9.2 million in the first quarter of 2018 principally due to the acquisition of Frutarom.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net; Global expenses (as discussed in Note 11 to the Consolidated Financial Statements) and certain non-recurring items, net; Interest expense; Other (expense) income, net; and Taxes on income. See Note 9 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Segment profit:
Taste	$108,455	$111,564
Scent	85,815	93,277
Frutarom	29,091	—
Global expenses	(18,673)	(23,825)
Operational Improvement Initiatives	(406)	(1,026)
Acquisition Related Costs	—	514
Integration Related Costs	(14,897)	—
Restructuring and Other Charges, net	(16,174)	(717)
Gains on Sale of Assets	188	69
FDA Mandated Product Recall	—	(5,000)
Frutarom Acquisition Related Costs	(9,529)	—
Operating profit	$163,870	$174,856
Profit margin:
Taste	24.4%	24.8%
Scent	17.6%	19.4%
Frutarom	8.0%	N/A
Consolidated	12.6%	18.8%

Taste Segment Profit
Flavors segment profit decreased $3.1 million to $108.5 million in the first quarter of 2019 (24.4% of segment sales) from $111.6 million (24.8% of sales) in the comparable 2018 period. The decrease principally reflected the impact of unfavorable foreign exchange rates and price versus input costs, partially offset by impact of cost savings and productivity initiatives.
Scent Segment Profit
Scent segment profit decreased $7.5 million to $85.8 million in the first quarter of 2019 (17.6% of segment sales) from $93.3 million (19.4% of sales) in the comparable 2018 period. Segment profit as a percentage of sales included the impact of unfavorable foreign exchange rates and price versus input costs, as well as increases in Selling and administrative expenses, which were partially offset by new win performance (net of losses) and the favorable impact of cost savings and productivity initiatives.
Frutarom Segment Profit
Frutarom segment profit was 8.0% of segment sales in the first quarter of 2019.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2019, Global expenses were $18.7 million compared to $23.8 million during the first quarter of 2018. The decrease was principally driven by lower gains from our currency hedging program, offset by reductions in incentive compensation expense.
Interest Expense
Interest expense increased to $36.6 million in the first quarter of 2019 compared to $16.6 million in the 2018 period driven by increased borrowings to finance the acquisition of Frutarom.

Income Taxes
The effective tax rate for the three months ended March 31, 2019 was 17.4% compared with 18.5% for the three months ended March 31, 2018. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition related costs), partially offset by higher repatriation costs, and the absence of the remeasurement of loss provisions and the release of a State valuation allowance which benefited the first quarter of 2018.
Excluding the $9.0 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, and Frutarom acquisition related costs, offset by the tax charge associated with gains on sales of fixed assets, the adjusted effective tax rate for three months ended March 31, 2019 was 18.5%. Excluding the $0.9 million tax benefit associated with the pre-tax restructuring, and operational improvement initiative costs which were partially offset by the tax charge associated with gains on sales of fixed assets, acquisition-related costs, and the impact of the U.S. tax reform in the current quarter, the adjusted effective tax rate for the first quarter of 2018 was 18.4%. The year-over-year increase in the adjusted tax rate was largely due to higher repatriation costs, and the absence of the remeasurement of loss provisions and the release of a State valuation allowance which benefited the first quarter of 2018, partially offset by a more favorable mix of earnings.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $483.5 million at March 31, 2019 compared to $634.9 million at December 31, 2018, of which $414.3 million of the balance at March 31, 2019 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2019, we have a deferred tax liability of $87.2 million for the effect of repatriating the funds to the U.S. This balance consists of $42.8 million attributable to IFF non-U.S. subsidiaries, and $44.4 million associated with Frutarom which is still preliminary and will be refined through the purchase accounting measurement period.
Restricted Cash
Restricted cash of $13.6 million relates to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the three months ended March 31, 2019 was $47.2 million or 3.6% of sales, compared to cash used by operations of $11.4 million or 1.2% of sales for the three months ended March 31, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings excluding the impact of depreciation and amortization, legal settlement charges in the prior year, and higher cash inflows related to working capital in the current year.
Working capital (current assets less current liabilities) totaled $1.8 billion at March 31, 2019 and December 31, 2018. Working capital has remained constant as additional raw materials and finished goods inventories and prepaid expenses and other current assets have offset the reduction in the cash balance since December 31, 2018.
We sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs decreased approximately $0.3 million for the three months ended March 31, 2019 compared to a decrease of approximately $11.0 million for the three months ended March 31, 2018. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first three months of 2019 used $90.3 million compared to $35.2 million in the prior year period. The increase in cash used in investing activities principally reflected the current quarter acquisition activity whereas there were no material acquisitions in the comparable period. Additions to property, plant and equipment were $57.6 million during the first three months of 2019 compared to $33.1 million in the first three months of 2018.
In light of our requirement to begin relocating one of our Fragrance Ingredients facilities in China, the ongoing construction of new facilities in India and Indonesia, and capital requirements to integrate our recently acquired Frutarom business, we expect that capital spending in 2019 will be about 5-6% of sales (net of potential grants and other reimbursements from government authorities).
Frutarom Restructuring
The Company currently expects to incur costs to integrate the legacy IFF and Frutarom businesses (the “Frutarom Integration”). Initially, integration projects will primarily be focused on driving cost synergies in the manufacturing and creative networks, procurement and overhead functions. Restructuring costs associated with these initiatives are expected to include employee-related cash costs, including severance, retirement and other termination benefits, asset write-offs and contract termination and other costs. In addition, other costs associated with the Frutarom Integration are expected to include advisory and personnel costs for managing and implementing integration projects.
During the first quarter of 2019, the Company recorded $2.6 million in costs related to the closure of three sites. The costs principally related to site closure costs and costs associated with the termination of third party contracts.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first three months of 2019 was $112.2 million compared to $14.6 million in the comparable 2018 period, principally driven by repayments of debt during the first quarter of 2019 and increased dividend payments, which were offset by treasury stock purchases made in the prior year.
We paid dividends totaling $77.8 million in the 2019 period. We declared a cash dividend per share of $0.73 in the first quarter of 2019 that was paid on April 5, 2019 to all shareholders of record as of March 25, 2019.
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
We currently have a board approved stock repurchase program with a total remaining value of $279.7 million. On May 7, 2018, we announced that we were suspending our share repurchases until our deleveraging target is met following our acquisition of Frutarom.
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
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities. The revolving credit facility is used as a backstop for our commercial paper program.
We expect to contribute a total of approximately $4.2 million to our U.S. pension plans and a total of $19.3 million to our Non-U.S. plans during 2019. During the three months ended March 31, 2019, there were no contributions made to the qualified U.S. pension plans, $2.7 million of contributions were made to the non-U.S. pension plans, and $1.1 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute approximately $3.9 million to our postretirement benefits other than pension plans during 2019. During the three months ended March 31, 2019, $1.1 million of contributions were made to postretirement benefits other than pension plans.
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

As of March 31, 2019 we had no outstanding borrowings under our Amended Credit Facility but $325 million outstanding for the Term Loan. The amount which we are able to draw down on under the Amended Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2019, our draw down capacity was $912 million on the Amended Credit Facility and $350 million on the Term Loan.
At March 31, 2019 and 2018 we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2019 our Net Debt/adjusted EBITDA(1) ratio was 3.67 to 1 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2019
Net income	$365.7
Interest expense	162.6
Income taxes	123.3
Depreciation and amortization	257.7
Specified items (1)	158.1
Non-cash items (2)	29.1
Adjusted EBITDA	$1,096.5

(1)
Specified items for the 12 months ended March 31, 2019 of $158.1 million consisted of operational improvement initiatives, integration related costs, restructuring and other charges, net,, and Frutarom acquisition related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2019
Total debt	$4,505.4
Adjustments:
Cash and cash equivalents	483.5
Net debt	$4,021.9
As discussed in Note 15 to the Consolidated Financial Statements, at March 31, 2019, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
New Accounting Standards
Please refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
The Company uses non-GAAP financial operating measures in this Form 10-Q, including: (i) currency neutral sales (which eliminates the effects that result from translating its international sales to U.S. dollars), (ii) adjusted gross margin (which excludes operational improvement initiatives, integration related costs, FDA mandated product recall, and Frutarom acquisition related costs, (iii) adjusted operating profit and adjusted operating margin (which excludes operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, gains on sale of assets, FDA mandated product recall, and Frutarom acquisition related costs, (iv) adjusted selling and administrative expenses (which excludes acquisition related costs, integration related costs, and Frutarom acquisition related costs) and (v) adjusted effective tax rate (which excludes operational improvement initiatives, acquisition related costs, restructuring and other charges, net, Frutarom acquisition related costs, integration related costs, gains on sales of assets, FDA mandated product recall, and U.S. tax reform). The Company also provides the non-GAAP measures adjusted EBITDA (which excludes certain specified items and non-cash items as set forth in the Company’s debt agreements) and net debt (which is adjusted for deferred gain on interest rate swaps and cash and cash equivalents) solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements.
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

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$531,259	$405,809
Operational Improvement Initiatives (a)	406	453
Integration Related Costs (c)	156	—
FDA Mandated Product Recall (e)	—	5,000
Frutarom Acquisition Related Costs (g)	7,850	—
Adjusted (Non-GAAP)	$539,671	$411,262

Reconciliation of Selling and Administrative Expenses
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$213,182	$142,644
Acquisition Related Costs (b)	—	514
Integration Related Costs (c)	(14,557)	—
Frutarom Acquisition Related Costs (g)	(1,679)	—
Adjusted (Non-GAAP)	$196,946	$143,158

Reconciliation of Operating Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$163,870	$174,856
Operational Improvement Initiatives (a)	406	1,026
Acquisition Related Costs (b)	—	(514)
Integration Related Costs (c)	14,897	—
Restructuring and Other Charges, net (d)	16,174	717
Gains on Sale of Assets	(188)	(69)
FDA Mandated Product Recall (e)	—	5,000
Frutarom Acquisition Related Costs (g)	9,529	—
Adjusted (Non-GAAP)	$204,688	$181,016

Reconciliation of Net Income
	Three Months Ended March 31,
	2019				2018
	Income before taxes	Taxes on income (h)	Net Income Attributable to IFF (i)	Diluted EPS	Income before taxes	Taxes on income (h)	Net Income Attributable to IFF	Diluted EPS (j)
Reported (GAAP)	$134,576	$23,362	$108,829	$0.96	$158,837	$29,421	$129,416	$1.63
Operational Improvement Initiatives (a)	406	142	264	—	1,026	294	732	0.01
Acquisition Related Costs (b)	—	—	—	—	(514)	(134)	(380)	—
Integration Related Costs (c)	14,897	3,349	11,548	0.10	—	—	—	—
Restructuring and Other Charges, net (d)	16,174	4,031	12,143	0.11	717	169	548	0.01
Gains on Sale of Assets	(188)	(43)	(145)	—	(69)	(17)	(52)	—
FDA Mandated Product Recall (e)	—	—	—	—	5,000	1,196	3,804	0.05
U.S. Tax Reform (f)	—	—	—	—	—	(649)	649	0.01
Frutarom Acquisition Related Costs (g)	9,529	1,530	7,999	0.07	—	—	—	—
Adjusted (Non-GAAP)	$175,394	$32,371	$140,638	$1.24	$164,997	$30,280	$134,717	$1.69

(a)	Represents accelerated depreciation related to a plant relocation in India, as well as a lab closure in Taiwan for 2018.
(b)	Represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
(c)
For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of the David Michael and Fragrance Resources acquisitions.

(d)	For 2019, represents severance costs related primarily to Scent. For 2018, represents severance costs related to the 2017 Productivity Program and Taiwan lab closure.
(e)	Represents losses related to the FDA mandated recall.
(f)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(g)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. Amount primarily includes $7.9 million of amortization for inventory "step-up" costs and $1.7 million of transaction costs included in Selling and administrative expenses.

(h)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For fiscal year 2019, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

(i)	For 2019, net income is reduced by income attributable to noncontrolling interest of $2.4M.
(j)	The sum of these items does not foot due to rounding.
B. Foreign Currency Reconciliation

	Three Months Ended
	March 31,
	2019	2018
Operating Profit:
% Change - Reported (GAAP)	(6.3)%	34.0%
Items impacting comparability (1)	19.4%	(19.0)%
% Change - Adjusted (Non-GAAP)	13.1%	16.0%
Currency Impact	1.3%	(4.0)%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	14.4%	12.0%
_______________________
(1) Includes items impacting comparability of $40.8 million and $6.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

* Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2019 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, that are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected cost synergies from the integration of Frutarom of $30-35 million by the end of 2019, (ii) expected capital expenditures in 2019, (iii) expected costs associated with our various restructuring activities, (iv) our margin expectations for 2019, (v) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements, (vi) our ability to continue to generate value for, and return cash to, our shareholders, and (vii) anticipated contributions to our pension plans and other post-retirement programs in 2019. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

•
the impact of changes in federal, state, local and international tax legislation or policies, including the enacted Tax Cuts and Jobs Act, with respect to transfer pricing and state aid, and adverse results of tax audits, assessments, or disputes;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2018 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2018 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
(a) Disclosure Controls and Procedures
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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On October 4, 2018, we completed the acquisition of Frutarom. We are in the process of integrating Frutarom into our systems and control environment. As a result of these integration activities, certain controls will be evaluated and may be changed.
The Company implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes include implementing a new lease accounting system and processes to evaluate and account for contracts under the new accounting standard.
There were no other changes in the company’s internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated:	May 6, 2019	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 6, 2019	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer