Form 10-Q
period 2019-06-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2019-08-05
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4858
 INTERNATIONAL FLAVORS & FRAGRANCES INC.
(Exact name of registrant as specified in its charter)

New York	13-1432060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
521 West 57th Street, New York, NY 10019-2960
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☒
Number of shares outstanding as of July 24, 2019: 106,774,947

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$426,717	$634,897
Restricted cash	28,103	13,625
Trade receivables (net of allowances of $9,105 and $9,173, respectively)	1,046,028	937,765
Inventories: Raw materials	615,301	568,916
Work in process	54,849	48,819
Finished goods	493,503	460,802
Total Inventories	1,163,653	1,078,537
Prepaid expenses and other current assets	325,525	277,036
Total Current Assets	2,990,026	2,941,860
Property, plant and equipment, at cost	2,631,638	2,492,938
Accumulated depreciation	(1,315,333)	(1,251,786)
	1,316,305	1,241,152
Goodwill	5,506,317	5,378,388
Other intangible assets, net	2,944,667	3,039,322
Other assets	590,767	288,673
Total Assets	$13,348,082	$12,889,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$84,231	$48,642
Accounts payable	463,555	471,382
Accrued payroll and bonus	93,910	121,080
Dividends payable	77,898	77,779
Other current liabilities	429,939	409,428
Total Current Liabilities	1,149,533	1,128,311
Long-term debt	4,428,675	4,504,417
Retirement liabilities	222,186	227,172
Deferred income taxes	707,359	655,879
Other liabilities	514,802	248,436
Total Other Liabilities	5,873,022	5,635,904
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	115,540	81,806
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of June 30, 2019 and December 31, 2018; and 106,774,300 and 106,619,202 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	16,066	16,066
Capital in excess of par value	3,805,883	3,793,609
Retained earnings	4,069,211	3,956,221
Accumulated other comprehensive loss	(668,359)	(702,227)
Treasury stock, at cost (21,751,837 and 21,906,935 shares as of June 30, 2019 and December 31, 2018, respectively)	(1,023,422)	(1,030,718)
Total Shareholders’ Equity	6,199,379	6,032,951
Noncontrolling interest	10,608	10,423
Total Shareholders’ Equity including noncontrolling interest	6,209,987	6,043,374
Total Liabilities and Shareholders’ Equity	$13,348,082	$12,889,395

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018	2019	2018
Net sales	$1,291,568	$920,016	$2,588,970	$1,850,944
Cost of goods sold	745,329	521,299	1,511,472	1,046,419
Gross profit	546,239	398,717	1,077,498	804,525
Research and development expenses	84,816	74,767	175,412	153,244
Selling and administrative expenses	210,100	157,407	423,282	300,051
Amortization of acquisition-related intangibles	47,909	9,584	95,534	18,769
Restructuring and other charges, net	2,525	1,186	18,699	1,903
Losses on sales of fixed assets	952	1,264	764	1,195
Operating profit	199,937	154,509	363,807	329,363
Interest expense	32,593	53,246	69,165	69,841
Other income, net	(2,137)	(20,655)	(9,415)	(21,232)
Income before taxes	169,481	121,918	304,057	280,754
Taxes on income	30,612	22,769	53,974	52,190
Net income	138,869	99,149	250,083	228,564
Net income attributable to noncontrolling interests	2,492	—	4,877	—
Net income attributable to IFF stockholders	136,377	99,149	245,206	228,564
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(14,014)	(85,264)	28,363	(70,461)
Gains on derivatives qualifying as hedges	415	10,455	318	9,926
Pension and postretirement net liability	2,594	2,890	5,187	5,519
Other comprehensive (loss) income	(11,005)	(71,919)	33,868	(55,016)
Comprehensive income attributable to IFF stockholders	$125,372	$27,230	$279,074	$173,548

Net income per share - basic	$1.21	$1.25	$2.19	$2.89
Net income per share - diluted	$1.20	$1.25	$2.16	$2.87
Average number of shares outstanding - basic	111,996	79,065	111,930	79,041
Average number of shares outstanding - diluted	112,872	79,303	113,131	79,347

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Cash flows from operating activities:
Net income	$250,083	$228,564
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	154,814	64,968
Deferred income taxes	(27,214)	14,342
Losses on sale of assets	764	1,195
Stock-based compensation	18,300	15,173
Pension contributions	(10,681)	(9,963)
Product recall claim settlement, net of insurance proceeds received	—	(12,969)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(87,111)	(99,963)
Inventories	(71,545)	(67,940)
Accounts payable	(7,645)	(7,139)
Accruals for incentive compensation	(29,338)	(25,158)
Other current payables and accrued expenses	(11,934)	11,028
Other assets	(29,989)	(65,620)
Other liabilities	36,412	8,651
Net cash provided by operating activities	184,916	55,169
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(49,064)	(22)
Additions to property, plant and equipment	(119,094)	(67,421)
Proceeds from life insurance contracts	1,890	—
Maturity of net investment hedges	—	(2,642)
Proceeds from disposal of assets	24,685	618
Contingent consideration paid	(4,655)	—
Net cash used in investing activities	(146,238)	(69,467)
Cash flows from financing activities:
Cash dividends paid to shareholders	(155,578)	(108,824)
Increase in revolving credit facility and short term borrowings	8	110,259
Deferred financing costs	—	(1,401)
Repayments on debt	(47,417)	—
Contingent consideration paid	(21,791)	—
Proceeds from issuance of stock in connection with stock options	200	—
Employee withholding taxes paid	(9,855)	(9,096)
Purchase of treasury stock	—	(15,475)
Net cash used in financing activities	(234,433)	(24,537)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,053	(6,788)
Net change in cash, cash equivalents and restricted cash	(193,702)	(45,623)
Cash, cash equivalents and restricted cash at beginning of year	648,522	368,046
Cash, cash equivalents and restricted cash at end of period	$454,820	$322,423
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$70,479	$74,422
Income taxes paid	73,911	57,809
Accrued capital expenditures	18,780	19,160

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at March 31, 2018	$14,470	$166,517	$3,947,791	$(620,579)	(36,937,991)	$(1,735,049)	$5,812	$1,778,962
Net income			99,149				536	99,685
Cumulative translation adjustment				(85,264)				(85,264)
Losses on derivatives qualifying as hedges; net of tax $(1,463)				10,455				10,455
Pension liability and postretirement adjustment; net of tax $(4,499)				2,890				2,890
Cash dividends declared ($0.69 per share)			(54,488)					(54,488)
Stock options/SSARs		349			30,340	1,430		1,779
Treasury share repurchases					(34,955)	(4,498)		(4,498)
Vested restricted stock units and awards		(6,988)			130,633	6,116		(872)
Stock-based compensation		7,554						7,554
Balance at June 30, 2018	$14,470	$167,432	$3,992,452	$(692,498)	(36,811,973)	$(1,732,001)	$6,348	$1,756,203

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at March 31, 2019	$16,066	$3,802,602	$4,011,326	$(657,354)	(21,879,556)	$(1,029,429)	$11,267	$6,154,478
Net income			136,377				662	137,039
Cumulative translation adjustment				(14,014)				(14,014)
Gains on derivatives qualifying as hedges; net of tax $342				415				415
Pension liability and postretirement adjustment; net of tax $(1,937)				2,594				2,594
Cash dividends declared ($0.73 per share)			(77,904)					(77,904)
Stock options/SSARs		1,661			24	1		1,662
Vested restricted stock units and awards		(8,563)			127,695	6,006		(2,557)
Stock-based compensation		10,696						10,696
Redeemable NCI		(513)						(513)
Dividends paid on noncontrolling interest and other			(588)				(1,321)	(1,909)
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2018	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294
Net income			228,564				1,256	229,820
Adoption of ASU 2014-09			2,158					2,158
Cumulative translation adjustment				(70,461)				(70,461)
Gains on derivatives qualifying as hedges; net of tax $(1,357)				9,926				9,926
Pension liability and postretirement adjustment; net of tax $(2,605)				5,519				5,519
Cash dividends declared ($1.38 per share)			(108,891)					(108,891)
Stock options/SSARs		123			46,018	2,166		2,289
Treasury share repurchases					(108,109)	(15,475)		(15,475)
Vested restricted stock units and awards		(10,691)			160,927	7,542		(3,149)
Stock-based compensation		15,173						15,173
Balance at June 30, 2018	$14,470	$167,432	$3,992,452	$(692,498)	(36,811,973)	$(1,732,001)	$6,348	$1,756,203

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			245,206				1,506	246,712
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			981					981
Cumulative translation adjustment				28,363				28,363
Gains on derivatives qualifying as hedges; net of tax $387				318				318
Pension liability and postretirement adjustment; net of tax $(1,101)				5,187				5,187
Cash dividends declared ($1.46 per share)			(155,703)					(155,703)
Stock options/SSARs		5,085			14,002	661		5,746
Vested restricted stock units and awards		(10,968)			141,096	6,635		(4,333)
Stock-based compensation		18,300						18,300
Redeemable NCI		(143)						(143)
Dividends paid on noncontrolling interest and other			(588)				(1,321)	(1,909)
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, June 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2019 and 2018 quarters, the actual closing dates were June 28 and June 29, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
The Company sells certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. The Company accounts for these transactions as sales of receivables, removes the receivables sold from its financial statements, and records cash proceeds when received by the Company. The beneficial impact on cash provided by operations from participating in these programs increased $24.0 million for the six months ended June 30, 2019 compared to a decrease of $25.5 million for the six months ended June 30, 2018. The cost of participating in these programs was immaterial to our results in all periods.
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
The following table reflects the balances in our contract assets and accounts receivable for the periods ended June 30, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	June 30, 2019	December 31, 2018
Receivables (included in Trade receivables)	$1,055,133	$946,938
Contract asset - Short term	1,095	487

Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value add, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Flavor Compounds	$729,279	$450,540	$1,449,481	$899,559
Fragrance Compounds	375,696	372,034	764,807	750,666
Ingredients	186,593	97,442	374,682	200,719
Total revenues	$1,291,568	$920,016	$2,588,970	$1,850,944

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
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)", which modifies, removes and adds certain disclosure requirements on fair value measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company has determined that this guidance does not have an impact on its Consolidated Financial Statements, as the Company has no applicable fair value measurements that are affected by the guidance.
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
NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(SHARES IN THOUSANDS)	2019	2018	2019	2018
Net Income
Net income attributable to IFF stockholders	$136,377	$99,149	$245,206	$228,564
Less: Increase in redemption value of redeemable noncontrolling interests in excess of earnings allocated	(513)	—	(143)	—
Net income available to IFF stockholders	$135,864	$99,149	$245,063	$228,564
Shares
Weighted average common shares outstanding (basic)(1)	111,996	79,065	111,930	79,041
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	424	238	393	306
SPC portion of TEUs	452	—	808	—
Weighted average shares assuming dilution (diluted)	112,872	79,303	113,131	79,347

Net Income per Share
Net income per share - basic	$1.21	$1.25	$2.19	$2.89
Net income per share - diluted	1.20	1.25	2.16	2.87

_______________________

(1)
For the three and six months ended June 30, 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.73 and $0.69 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, the Company declared quarterly dividends to its shareholders totaling $1.46 and $1.38, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and six months ended June 30, 2019 and 2018.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800.2 million on September 17, 2018. For the periods outstanding, the SPC portion of the TEUs was assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for purposes of calculating weighted-average shares for the basic earnings per share calculation. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock not to exceed 0.3408 shares per SPC.

The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of June 30, 2019 and 2018 was immaterial. Net income allocated to such PRSUs was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, and $0.3 million and $0.5 million for the six months ended June 30, 2019 and 2018.
NOTE 3.    ACQUISITIONS
2019 Acquisition Activity
During the second quarter of 2019, the Company acquired the remaining 50% interest in an equity method investee located in Canada. The purchase of the additional interest increased the Company's ownership of the investee to 100%, and the acquired entity will be managed under the Frutarom segment. The purchase price for the remaining 50% was approximately $40 million, including cash and an accrual for the amount expected to be paid in contingent consideration. The Company began to consolidate the results of the acquired entity from the date on which it acquired the remaining 50% interest during the second quarter of 2019. Goodwill of approximately $24 million and intangible assets of $15 million were recorded in connection with the acquisition. The purchase price allocation is preliminary and is expected to be completed within the measurement period.
During the first quarter of 2019, the Company acquired 70% of a company in Europe and increased its ownership of an Asian company from 49% to 60% after receipt of previously pending regulatory approvals. The two acquired entities, which manufacture flavor products, will be managed under the Frutarom segment. The total purchase price for the acquisitions was $52 million, excluding cash acquired and including $19 million of contingent consideration and deferred payments. The preliminary purchase price allocations have been performed and resulted in goodwill of approximately $56 million and intangible assets of $18 million. The purchase price allocations are preliminary and are expected to be completed within the measurement period.
Pro forma information has not been presented as the acquired entities are not material.
Frutarom
On October 4, 2018, the Company completed its acquisition of 100% of the equity of Frutarom Industries Ltd. (“Frutarom”).
Purchase Price Allocation
The Company allocated the purchase consideration to the tangible net assets and identifiable intangible assets acquired based on estimated fair values at the acquisition date, and recorded the excess of consideration over the fair values of net assets acquired as goodwill. During the second quarter of 2019, the Company updated the purchase price allocation, principally to reflect updated values for certain entities' fixed assets and to adjust the tax rate on deferred tax liabilities to reflect the rate at which the deferred tax liabilities will reverse.
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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of October 4, 2018:

(IN THOUSANDS)	As reported in the fourth quarter of 2018	Measurement period adjustments	As reported in the second quarter of 2019
Cash and cash equivalents	$140,747		$140,747
Other current assets	699,627		699,627
Identifiable intangible assets	2,690,000	$(21,700)	2,668,300
Other non-current assets	353,710	58,336	412,046
Equity method investments	25,791		25,791
Current liabilities	(311,325)		(311,325)
Debt assumed	(77,037)		(77,037)
Other liabilities	(632,488)	(71,793)	(704,281)
Redeemable noncontrolling interest	(97,510)	(5,700)	(103,210)
Noncontrolling interest	(3,700)		(3,700)
Goodwill	4,243,079	40,857	4,283,936
Total Purchase Consideration	$7,030,894		$7,030,894

The preliminary fair value purchase price allocation of the assets and liabilities acquired in the acquisition of Frutarom as reported in the fourth quarter of 2018 were updated during the six months ended June 30, 2019 primarily due to: (i) a $21.7 million decrease in the fair value of identifiable intangible assets (principally customer relationships and arising from the updated valuations for certain entities' fixed assets), (ii) a $58.3 million increase to property, plant and equipment (related to certain Frutarom entities), included in other non-current assets in the accompanying table, (iii) a $1.5 million increase to the noncurrent portion of earn-outs, (iv) a $70.5 million increase to deferred income tax liabilities and (v) a $5.7 million increase to redeemable noncontrolling interest. The cumulative impact of the adjustment resulted in a $40.9 million increase to goodwill.
The measurement period adjustments did not have a material impact on the Company's Statement of Comprehensive Income for the first or second quarters of 2019.
The preliminary amounts of the components of intangible assets with finite lives that have been recorded are as follows:

(IN THOUSANDS)	Estimated Amounts	Weighted-Average Useful Life
Product formula	$290,000	10 to 12 years
Customer relationships	2,230,000	18 to 23 years
Trade names	140,000	23 to 26 years
Favorable/Unfavorable Leases, net	8,300	5 to 15 years
Total	$2,668,300

Pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of IFF and Frutarom as if the acquisition had been completed as of the beginning of the prior fiscal year, or January 1, 2018. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2018, nor are they indicative of future results. The unaudited pro forma financial information for the three and six months ended June 30, 2018 included the pre-acquisition results of Frutarom for that period.
The unaudited pro forma results were as follows:

(IN THOUSANDS)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Unaudited pro forma net sales	$1,321,321	$2,637,054
Unaudited pro forma net income attributable to the Company	102,269	214,889

The unaudited pro forma results for all periods presented include adjustments made to account for certain costs and transactions that would have been incurred had the acquisition been completed as of January 1, 2018, including amortization charges for acquired intangibles assets, amortization of inventory step-up, adjustments for depreciation expense for property, plant, and equipment, and adjustments to interest expense. These adjustments are net of any applicable tax impact and were included to arrive at the pro forma results above.
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit costs as well as costs related to plant closures, lease termination and other costs.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the six months ended June 30, 2019, the Company announced the closure of four facilities in Europe, Africa and Middle East, one facility in North America and one in Greater Asia and incurred $5.1 million of costs, of which $1.5 million was for severance and the remainder comprising costs such as contract termination and relocation.
2019 Severance Charges
During the six months ended June 30, 2019, the Company incurred severance charges of $13.6 million related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. The Company made payments of $3.6 million related to personnel costs during the six months ended June 30, 2019.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company recorded $24.5 million of charges related to personnel costs and lease termination costs through 2019. The Company made payments of $0.6 million and $4.5 million related to personnel costs during the six months ended June 30, 2019 and 2018, as well as lease termination costs for June 30, 2018.
Changes in restructuring liabilities during the six months ended June 30, 2019, including the Frutarom Integration Initiative, 2019 Severance Charges and the 2017 Productivity Program, were as follows:

(DOLLARS IN THOUSANDS)	Employee-Related Costs	Other	Total
Balance at December 31, 2018	$4,125	$1,075	$5,200
Additional charges, net	15,126	3,573	18,699
Payments	(5,503)	(1,150)	(6,653)
Balance at June 30, 2019	$13,748	$3,498	$17,246

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2019 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2018	$5,378,388
Acquisitions(1)	86,702
Frutarom measurement period adjustment	40,857
Foreign exchange	370
Balance at June 30, 2019	$5,506,317

_______________________

(1)	Additions relate to the 2019 Acquisition Activity. See Note 3 for details.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	June 30,	December 31,
(DOLLARS IN THOUSANDS)	2019	2018
Asset Type
Customer relationships	$2,650,432	$2,658,659
Trade names & patents	177,800	177,770
Technological know-how	470,294	451,016
Other	26,526	43,766
Total carrying value	3,325,052	3,331,211
Accumulated Amortization
Customer relationships	(229,103)	(156,906)
Trade names & patents	(23,937)	(19,593)
Technological know-how	(115,959)	(93,051)
Other	(11,386)	(22,339)
Total accumulated amortization	(380,385)	(291,889)
Other intangible assets, net	$2,944,667	$3,039,322

Amortization
Amortization expense was $47,909 and $9,584 for the three months ended June 30, 2019 and 2018, respectively and $95,534 and $18,769 for the six months ended June 30, 2019 and 2018, respectively.
Amortization expense for the next five years and thereafter, based on preliminary valuations and determinations of useful lives, is expected to be as follows:

(DOLLARS IN THOUSANDS)	2019	2020	2021	2022	2023
Estimated future intangible amortization expense	$96,198	$185,650	$180,819	$176,863	$176,749

NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	June 30, 2019	December 31, 2018
Operating lease right-of-use assets	$308,965	$—
Deferred income taxes	97,629	89,000
Overfunded pension plans	83,095	75,158
Cash surrender value of life insurance contracts	46,159	43,179
Other(a)	54,919	81,336
Total	$590,767	$288,673
_______________________

(a)	Includes land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	June 30, 2019	December 31, 2018
2020 Notes(1)	3.69%	$298,954	$298,499
2021 Euro Notes(1)	0.82%	338,505	337,704
2023 Notes(1)	3.30%	298,850	298,698
2024 Euro Notes(1)	1.88%	565,404	564,034
2026 Euro Notes(1)	1.93%	902,063	899,886
2028 Notes(1)	4.57%	396,535	396,377
2047 Notes(1)	4.44%	493,361	493,151
2048 Notes(1)	5.12%	785,890	785,788
Term Loan(1)	3.65%	324,370	349,163
Amortizing Notes(1)	6.09%	103,968	125,007
Bank overdrafts and other		4,949	4,695
Deferred realized gains on interest rate swaps		57	57
Total debt		4,512,906	4,553,059
Less: Short-term borrowings(2)		(84,231)	(48,642)
Total Long-term debt		$4,428,675	$4,504,417

_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Includes bank borrowings, overdrafts and current portion of long-term debt.
NOTE 8.  LEASES
During the quarter ended March 31, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” which requires most leases to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date of December 29, 2018, the beginning of its 2019 fiscal year. Prior year financial statements were not recast. The Company elected various transition provisions available for expired or existing contracts, which allows the Company to carry forward historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.
The Company leases property and equipment, principally under operating leases. In accordance with ASU 2016-02, the Company records a right-of-use asset and related obligation at the present value of lease payments and, over the term of the lease, depreciates the right-of-use asset and accretes the obligation to future value. Some of the leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. The Company does not separate lease and nonlease components of contracts.
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
The Company has operating leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.

Upon adoption of the new guidance, the Company recorded a right-of-use asset of $308.3 million and total operating lease liabilities of $313.3 million. Additionally, the Company recorded a net increase to retained earnings of $23.1 million related to the elimination of deferred gains on certain sale-leaseback transactions that occurred in prior years.
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(DOLLARS IN THOUSANDS)	June 30, 2019	June 30, 2019
Operating lease cost	$13,337	$25,806
Supplemental cash flow information related to leases was as follows:

Six Months Ended
(DOLLARS IN THOUSANDS)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,363

Supplemental balance sheet information related to leases was as follows:

(DOLLARS IN THOUSANDS)	June 30, 2019
Operating Leases
Operating lease right-of-use assets(1)	$308,965

Other current liabilities(2)	39,638
Operating lease liabilities(3)	274,492
Total operating lease liabilities	$314,130

_______________________

(1)	Presented in Other assets in the Consolidated Balance Sheet.

(2)	Presented in Other current liabilities in the Consolidated Balance Sheet.

(3)	Presented in Other liabilities in the Consolidated Balance Sheet.
Weighted average remaining lease term and discount rate were as follows:

	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
Operating leases	11.8	3.18%

Maturities of lease liabilities were as follows:

(DOLLARS IN THOUSANDS)	June 30, 2019
Less than 1 Year	$36,096
1-3 Years	80,054
3-5 Years	66,120
After 5 years	218,471
Less: Imputed Interest	(86,611)
Total	$314,130

Maturities of lease liabilities, as calculated prior to the adoption of ASU 2016-02, were as follows:

(DOLLARS IN THOUSANDS)	December 31, 2018
Less than 1 Year	$49,350
1-3 Years	78,600
3-5 Years	60,672
After 5 years	201,079
Total	$389,701

Right-of-use assets by region were as follows:

(DOLLARS IN THOUSANDS)	June 30, 2019
North America	$145,533
Europe, Africa and Middle East	125,806
Greater Asia	22,792
Latin America	14,834
Consolidated	$308,965

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of June 30, 2019, the Company had $46.9 million of unrecognized tax benefits recorded in Other liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At June 30, 2019, the Company had accrued interest and penalties of $3.4 million classified in Other liabilities.
As of June 30, 2019, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $50.3 million associated with various tax positions asserted in various jurisdictions, none of which is individually material.
The Company regularly repatriates earnings from non-U.S. subsidiaries. In the fourth quarter of 2018, the Company changed its assertion as part of its final analysis under SAB 118, consistent with the Company’s need to repatriate funds for debt repayment purposes. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2019, the Company had a deferred tax liability of $85.8 million for the effect of repatriating the funds to the U.S. This balance consisted of $42.1 million attributable to IFF non-U.S. subsidiaries, and $43.7 million associated with Frutarom which is still preliminary and will be refined through the purchase accounting measurement period.
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
Effective Tax Rate
The effective tax rate for the three months ended June 30, 2019 was 18.1% compared with 18.7% for the three months ended June 30, 2018. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition related costs), partially offset by higher repatriation costs and the absence of the remeasurement of loss provisions which benefited the second quarter of 2018.
The effective tax rate for the six months ended June 30, 2019 was 17.8% compared with 18.6% for the six months ended June 30, 2018. The year-over-year decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition relates costs), partially offset by higher repatriation costs and the absence of the remeasurement of loss provisions which benefited 2018.

NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Equity-based awards	$10,696	$7,554	$18,300	$15,174
Liability-based awards	2,061	242	2,791	397
Total stock-based compensation expense	12,757	7,796	21,091	15,571
Less: Tax benefit	(2,141)	(1,335)	(3,523)	(2,898)
Total stock-based compensation expense, after tax	$10,616	$6,461	$17,568	$12,673
NOTE 11. SEGMENT INFORMATION
The Company is currently organized into three reportable operating segments, Taste, Scent and Frutarom; these segments align with the internal structure used to manage these businesses.
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

Reportable segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Net sales:
Taste	$434,179	$450,540	$878,781	$899,559
Scent	475,671	469,476	964,023	951,385
Frutarom	381,718	—	746,166	—
Consolidated	$1,291,568	$920,016	$2,588,970	$1,850,944
Segment profit:
Taste	$98,081	$109,605	$206,536	$221,169
Scent	91,244	80,780	177,059	174,056
Frutarom	37,493	—	66,584	—
Global expenses	(12,886)	(20,572)	(31,559)	(44,398)
Operational Improvement Initiatives (a)	(534)	(403)	(940)	(1,429)
Acquisition Related Costs (b)	—	4	—	518
Integration Related Costs (c)	(11,417)	(993)	(26,314)	(993)
Restructuring and Other Charges, net (d)	(2,525)	(193)	(18,699)	(910)
Losses on Sale of Assets	(952)	(1,264)	(764)	(1,195)
FDA Mandated Product Recall (e)	—	—	—	(5,000)
Frutarom Acquisition Related Costs (f)	1,433	(12,455)	(8,096)	(12,455)
Operating profit	199,937	154,509	363,807	329,363
Interest expense	(32,593)	(53,246)	(69,165)	(69,841)
Other income (expense)	2,137	20,655	9,415	21,232
Income before taxes	$169,481	$121,918	$304,057	$280,754

(a)	Represents accelerated depreciation related to a plant relocation in India and China, as well as a lab closure in Taiwan for 2018.
(b)	For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
(c)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael.
(d)	For 2019, represents severance costs related primarily to Scent. For 2018, represents severance costs related to the 2017 Productivity Program.
(e)	Represents losses related to the FDA mandated recall.
(f)
Represents transaction-related costs and expenses related to the acquisition of Frutarom, including adjustments that reduce the contingent consideration payable related to certain acquisitions made by Frutarom. For 2019, amount primarily includes $2.3 million of adjustments to the contingent consideration payable for the three months ended June 30, 2019 and $7.9 million of amortization for inventory "step-up" costs in the six months ended June 30, 2019. For 2018, amount includes $12.5 million of transaction costs included in administrative expenses.

Net sales are attributed to individual regions based upon the destination of product delivery are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Europe, Africa and Middle East	$528,094	$292,848	$1,057,700	$602,161
Greater Asia	293,257	242,221	581,219	485,779
North America	293,918	249,054	594,977	490,199
Latin America	176,299	135,893	355,074	272,805
Consolidated	$1,291,568	$920,016	$2,588,970	$1,850,944
Net sales related to the U.S. for the three months ended June 30, 2019 and 2018 were $268.3 million and $234.1 million, respectively and for the six months ended June 30, 2019 and 2018 were $541.1 million and $464.3 million, respectively. Net sales attributed to all foreign countries in total for the three months ended June 30, 2019 and 2018 were $1.0 billion and $685.9 million, respectively and for the six months ended June 30, 2019 and 2018 were $2.0 billion and $1.4 billion, respectively. No non-U.S. country had net sales in any period presented greater than 6% of total consolidated net sales.
Pending change in Reportable Operating Segments and Reporting Units
During the second quarter of 2019, the Company announced that it will be reorganizing its business unit structure into three segments: Taste, Scent and Nutrition & Ingredients. Under the new organization, two parts of the existing Frutarom segment will be included within the existing Taste business unit and a third business unit, Nutrition & Ingredients, will be created that will contain substantially all of the remaining parts of the existing Frutarom business unit. The Company expects to implement the new organizational structure over the next six to nine months.
NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost for benefits earned(1)	$474	$596	$948	$1,192
Interest cost on projected benefit obligation(2)	5,453	4,790	10,906	9,580
Expected return on plan assets(2)	(6,983)	(7,740)	(13,966)	(15,479)
Net amortization and deferrals(2)	1,276	1,549	2,551	3,098
Net periodic benefit (income) cost	$220	$(805)	$439	$(1,609)

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost for benefits earned(1)	$4,873	$4,470	$9,746	$8,939
Interest cost on projected benefit obligation(2)	4,435	4,338	8,870	8,675
Expected return on plan assets(2)	(10,904)	(12,032)	(21,808)	(24,064)
Net amortization and deferrals(2)	2,922	2,972	5,844	5,943
Net periodic benefit (income) cost	$1,326	$(252)	$2,652	$(507)
_______________________

(1)	Included as a component of Operating Profit.

(2)	Included as a component of Other Income (Expense), net.
The Company expects to contribute a total of $4.2 million to its U.S. pension plans and a total of $19.3 million to its Non-U.S. Plans during 2019. During the six months ended June 30, 2019, no contributions were made to the qualified U.S. pension plans, $8.3 million of contributions were made to the non-U.S. pension plans, and $2.2 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.

Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Service cost for benefits earned	$148	$196	$296	$391
Interest cost on projected benefit obligation	578	654	1,156	1,308
Net amortization and deferrals	(1,195)	(1,189)	(2,389)	(2,378)
Total postretirement benefit income	$(469)	$(339)	$(937)	$(679)

The Company expects to contribute $3.9 million to its postretirement benefits other than pension plans during 2019. In the six months ended June 30, 2019, $1.8 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of June 30, 2019.
The carrying values and the estimated fair values of financial instruments at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019		December 31, 2018
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$426,717	$426,717	$634,897	$634,897
LEVEL 2
Credit facilities and bank overdrafts(2)	4,949	4,949	4,695	4,695
Derivatives
Derivative assets	—	14,353	—	7,229
Derivative liabilities	—	6,342	—	6,907
Long-term debt:(3)
2020 Notes	298,954	303,208	298,499	300,356
2021 Euro Notes	338,505	344,904	337,704	341,094
2023 Notes	298,850	304,471	298,698	293,017
2024 Euro Notes	565,404	605,769	564,034	584,129
2026 Euro Notes	902,063	967,456	899,886	909,439
2028 Notes	396,535	435,181	396,377	401,231
2047 Notes	493,361	505,988	493,151	446,725
2048 Notes	785,890	887,584	785,788	783,925
Term Loan(2)	324,370	325,000	349,163	350,000
Amortizing Notes(4)	103,968	106,715	125,007	127,879
_______________________

(1)	The carrying amount approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

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
The following table shows the notional amount of the Company’s derivative instruments outstanding as of June 30, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	June 30, 2019	December 31, 2018
Foreign currency contracts	$394,538	$585,581
Cross currency swaps	600,000	600,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,745	$388	$2,133
Cross currency swaps	12,220	—	12,220
	$13,965	$388	$14,353
Derivative liabilities(b)
Foreign currency contract	$506	$5,836	$6,342

	December 31, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$4,122	$2,020	$6,142
Cross currency swaps	1,087	—	1,087
	$5,209	$2,020	$7,229
Derivative liabilities(b)
Foreign currency contracts	$205	$6,702	$6,907
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and Other assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended June 30,
	2019	2018
Foreign currency contracts(1)	$(3,932)	$4,685	Other (income) expense, net
Deal contingent swaps(2)
Foreign currency contracts	—	10,979	Other income, net
Interest rate swaps	—	(24,937)	Interest expense
Total	(3,932)	(9,273)
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Foreign currency contracts(1)	$(3,006)	$1,070	Other income, net
Deal contingent swaps(2)
Foreign currency contracts	—	10,979	Other income, net
Interest rate swaps	—	(24,937)	Interest expense
Total	$(3,006)	$(12,888)

 _______________________

(1)	The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

(2)	In the second quarter of 2018, the Company entered into a foreign currency contract and two interest rate swap agreements, which were contingent upon the closing of the Frutarom acquisition.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(2,539)	$10,241	Cost of goods sold	$2,322	$(2,330)
Interest rate swaps (1)	216	216	Interest expense	(216)	(216)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	—	178	N/A	—	—
Cross currency swaps	(3,904)	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(4,823)	28,682	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(10,611)	—	N/A	—	—
Total	$(21,661)	$39,317		$2,106	$(2,546)

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(2,850)	$9,498	Cost of goods sold	$4,695	$(4,523)
Interest rate swaps (1)	432	432	Interest expense	(432)	(432)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	—	(518)	N/A	—	—
Cross currency swaps	7,312	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	(617)	12,705	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	(1,358)	—	N/A	—	—
Total	$2,919	$22,117		$4,263	$(4,955)
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three and six months ended June 30, 2018.
The Company expects that $5.7 million (net of tax) of derivative gain included in AOCI at June 30, 2019, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables present changes in the accumulated balances for each component of other comprehensive income, including current period other comprehensive income and reclassifications out of accumulated other comprehensive income:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	28,363	4,581	—	32,944
Amounts reclassified from AOCI	—	(4,263)	5,187	924
Net current period other comprehensive income (loss)	28,363	318	5,187	33,868
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2019	$(368,633)	$5,064	$(304,790)	$(668,359)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Losses on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(70,461)	4,971	186	(65,304)
Amounts reclassified from AOCI	—	4,955	5,333	10,288
Net current period other comprehensive income (loss)	(70,461)	9,926	5,519	(55,016)
Accumulated other comprehensive (loss) income, net of tax, as of June 30, 2018	$(367,877)	$(406)	$(324,215)	$(692,498)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive Income:

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2019	2018
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$5,365	$(5,169)	Cost of goods sold
Interest rate swaps	(432)	(432)	Interest expense
Tax	(670)	646	Provision for income taxes
Total	$4,263	$(4,955)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$3,328	$3,543	(a)
Actuarial losses	(9,335)	(10,206)	(a)
Tax	820	1,330	Provision for income taxes
Total	$(5,187)	$(5,333)	Total, net of income taxes
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
At June 30, 2019, the Company had total bank guarantees and standby letters of credit of $58.7 million with various financial institutions. Included in the above aggregate amount was a total of $17.7 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of June 30, 2019.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $10.1 million as of June 30, 2019.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of June 30, 2019, the Company had available lines of credit of $107.6 million with various financial institutions, in addition to the $1.0 billion of capacity under the Amended Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of June 30, 2019.
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
China Facilities
Guangzhou Taste plant
During the fourth quarter of 2016, the Company was notified that certain governmental authorities have begun to evaluate a change in the zoning of the Guangzhou Taste plant. The zoning, if changed, would prevent the Company from continuing to manufacture product at the existing plant. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain. To address the governmental authorities' requirements, the Company has begun to move production from the Guangzhou Taste plant to a newly built facility in Zhangjiagang.
The net book value of the plant in Guangzhou was approximately $64 million as of June 30, 2019.
Guangzhou Scent plant
During the second quarter of 2019, the Company was notified that certain governmental authorities had changed the zoning where the Guangzhou Scent plant is located. The zoning change did not affect the current operations but prevents expansions or other increases in the operating capacity of the plant. The Company believes that it is possible that the zoning may change in the future such that it would not be able to continue manufacturing at the existing site. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain.
The net book value of the existing plant was approximately $9 million as of June 30, 2019.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2021. The Company received the first payment of $15 million in the fourth quarter of 2017. No additional amounts have been received since the fourth quarter of 2017.
The net book value of the current plant was approximately $19 million as of June 30, 2019. The Company relocated approximately half of the production capacity of the facility during the first half of 2019 and the remainder of the production capacity is expected to be relocated by the end of 2019.
Total China Operations
The total net book value of all eight plants in China was approximately $200 million as of June 30, 2019.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $27.8 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date. During 2018, the Company received an unfavorable ruling with respect to a claim related to potentially unpaid excise taxes from 1993. Based on the revised ruling, the Company has determined that it is now probable that it will have to pay the original claim in addition to penalties and interest. The total amount of the claim that has been recorded is $4.8 million.

Ongoing Investigations
During the integration of Frutarom, IFF was made aware of allegations that two Frutarom businesses operating principally in Russia and Ukraine made certain improper payments, including to representatives of a number of customers. IFF promptly commenced investigations of such allegations with the assistance of outside legal and accounting firms. IFF’s investigations are not yet complete, but preliminary results indicate that improper payments to representatives of customers were made and that key members of Frutarom’s senior management at the time were aware of such payments. IFF has not uncovered any evidence suggesting that such payments had any connection to the United States.
Based on the results of the investigations to date, IFF believes that such improper customer payments are no longer being made and the estimated affected sales represented less than 1% of IFF’s and Frutarom’s combined net sales for 2018. IFF does not believe the impact from these matters is or will be material to IFF’s results of operations or financial condition. The costs arising from these matters, however, could be material in a particular fiscal quarter.
Although the investigations are continuing, based on the results to date and other compliance-related integration activities IFF is not currently aware of similar instances of misconduct.
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of June 30, 2019, the Company had recorded total charges of $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018. The Company does not believe that the ultimate settlement of the claim will have a material impact on its financial condition.
In the third quarter of 2018, the Company received $13.1 million for the full and final settlement of its claim from the supplier and insurer for the affected product.
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
NOTE 16.     REDEEMABLE NONCONTROLLING INTERESTS
Through certain subsidiaries of Frutarom, there are certain noncontrolling interests that carry redemption features. The noncontrolling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry identical price and conditions of exercise, and will be settled based on the multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.

The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	26,273
Impact of foreign exchange translation	(783)
Share of profit or loss attributable to redeemable noncontrolling interests	3,371
Redemption value mark-up for the current period	143
Measurement period adjustments	5,700
Dividends paid	(432)
Exercises of redeemable noncontrolling interests	(538)
Balance at June 30, 2019	$115,540

The increase in redeemable noncontrolling interests is primarily due to the interests acquired through acquisitions during the period, as discussed in Note 3.
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
Our Frutarom business creates and manufactures a naturals-focused suite of Flavor Compounds and specialty fine ingredients, largely targeting small, local and regional customers. Our Frutarom business seeks to capitalize on the health and wellness emphasis of consumers and deliver growth by offering customers natural flavor products that combine solutions to create natural colors, extending shelf life and natural functional food ingredients. Frutarom’s products are focused on three principal areas: (1) Savory Solutions, (2) Natural Product Solutions, which includes natural health ingredients, natural color and natural food protection, and (3) Taste Solutions. Frutarom’s operating results have been included in our operating results from October 4, 2018, the date we completed the acquisition.
Vision 2021 and Frutarom Integration Initiative
Following the implementation of our Vision 2020 strategy and the acquisition of Frutarom, we have now launched a new strategy, Vision 2021, to target revenue and profitability goals. Vision 2021 has four "pillars":
1)Unlocking growth opportunities – capitalizing on our expanded product portfolio, broader customer base and extensive geographic presence; plus cross-selling and integrated solutions

2)Driving innovation – investing in high-growth and high-return platforms to continue to drive our R&D pipeline and accelerate long-term growth
3)Managing the Portfolio – focusing on optimizing our portfolio to maximize value creation
4)Accelerating Business Transformation – successfully integrating Frutarom while delivering on synergy targets and achieving productivity gains across the business base.
With respect to our Frutarom Integration Initiative, we are executing on our integration plan to simplify and harmonize our go-to-market business models, clarify roles and responsibilities and accelerate decision-making through a series of organizational changes. We expect to achieve $145 million of synergy targets, including approximately $40 million of cost synergies by the end of 2019. To achieve expected savings, we will incur certain costs such as advisory, personnel or facility related costs. Additionally, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020.
While organizational moves are the first step, we expect it will take 12-18 months from June 30, 2019 to fully complete the integration efforts including associated process, systems and governance changes. Organizational changes include a reorganization of our business unit structure into three segments: Taste, Scent and Nutrition & Ingredients. Under the new organization, two parts of the existing Frutarom business will combine with our existing Taste business and a third business unit, Nutrition & Ingredients, will be created that will contain substantially all of the remaining parts of the existing Frutarom business.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Sales in the second quarter of 2019 increased 40% on a reported basis and 45% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of the Frutarom acquisition contributing 41% to reported growth rates and 43% to currency neutral growth rates. Taste sales declined 4% on a reported basis and declined 1% on a currency neutral basis. Scent achieved sales growth of 1% on a reported basis and 4% on a currency neutral basis in the second quarter of 2019. Consolidated reported and currency neutral sales growth was driven by the additional sales from our acquisition of Frutarom, as well as new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in Scent.
Overall, our second quarter 2019 results continued to be driven by our strong emerging market presence. From a geographic perspective, North America ("NOAM"), Europe, Africa and Middle East ("EAME"), Greater Asia ("GA") and Latin America ("LA") all delivered sales growth on a consolidated basis, led by EAME. The Frutarom acquisition contributed 17% reported sales growth in GA, with all other geographic areas experiencing declines in growth for both Taste and Scent.
Exchange rate variations had an unfavorable impact on net sales for the second quarter of 2019 of 4.3%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Margin
Gross margins decreased to 42.3% in the second quarter of 2019 from 43.3% in the 2018 period, driven principally by lower margins in our Frutarom business unit and unfavorable price versus input costs, which were partially offset by cost savings and productivity initiatives.

Operating profit
Operating profit increased $45.4 million to $199.9 million (15.5% of sales) in the 2019 second quarter compared to $154.5 million (16.8% of sales) in the comparable 2018 period, while operating profit as a percentage of sales decreased period over period. The second quarter of 2019 included $14.0 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, partially offset by Frutarom acquisition related costs, as compared to $15.3 million of charges related to operational improvement initiatives, restructuring and other charges, net and an FDA mandated product recall which were partially offset by acquisition related costs and gains on sale of assets in the 2018 period. Excluding these charges, adjusted operating profit was $213.9 million for the second quarter of 2019, an increase from $169.8 million for the second quarter of 2018, principally driven by the inclusion of Frutarom's operating profit in the second quarter of 2019 and productivity initiatives, partially offset by price to input costs (including the net impact of the BASF supply chain disruption). Foreign currency had a 3% unfavorable impact on operating profit in the second quarter of 2019 compared to a 6% favorable impact on operating profit in the 2018 period. Operating profit as a percentage of sales, excluding the above charges, decreased to 16.6% for the second quarter of 2019 compared to 18.5% for the second quarter of 2018, principally driven by lower margins in our Frutarom business and unfavorable foreign exchange rates, partially offset by favorable price to input costs (including the net impact of the BASF supply chain disruption) and the impact of cost and productivity initiatives.
We believe that for the next two quarters, we will continue to experience pressure on input costs but the impact will be partially offset by cost synergies from our Frutarom Integration Initiative.
Interest Expense
Interest expense decreased to $32.6 million in the second quarter of 2019 compared to $53.2 million in the 2018 period and was primarily driven by $35.7 million of financing fees incurred in the second quarter of 2018 in connection with the acquisition of Frutarom. Average cost of debt was 2.5% for the 2019 period compared to 4.0% for the 2018 period.
Cash flows
Cash flows provided by operations for the six months ended June 30, 2019 was $184.9 million or 7.1% of sales, compared to cash flows provided by operations of $55.2 million or 3.0% of sales for the six months ended June 30, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings, product recall claim settlements in the prior year, and slightly higher cash inflows related to working capital in the current year.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018	Change	2019	2018	Change
Net sales	$1,291,568	$920,016	40%	$2,588,970	$1,850,944	40%
Cost of goods sold	745,329	521,299	43%	1,511,472	1,046,419	44%
Gross profit	546,239	398,717		1,077,498	804,525
Research and development (R&D) expenses	84,816	74,767	13%	175,412	153,244	14%
Selling and administrative (S&A) expenses	210,100	157,407	33%	423,282	300,051	41%
Amortization of acquisition-related intangibles	47,909	9,584	NMF	95,534	18,769	NMF
Restructuring and other charges, net	2,525	1,186	113%	18,699	1,903	NMF
Losses on sales of fixed assets	952	1,264	(25)%	764	1,195	(36)%
Operating profit	199,937	154,509		363,807	329,363
Interest expense	32,593	53,246	(39)%	69,165	69,841	(1)%
Other income, net	(2,137)	(20,655)	(90)%	(9,415)	(21,232)	(56)%
Income before taxes	169,481	121,918		304,057	280,754
Taxes on income	30,612	22,769	34%	53,974	52,190	3%
Net income	$138,869	$99,149		$250,083	$228,564	9%
Net income attributable to noncontrolling interests	2,492	—	—%	4,877	—	—%
Net income attributable to IFF stockholders	$136,377	$99,149	38%	$245,206	$228,564	7%
Diluted EPS	$1.20	$1.25	(4)%	$2.16	$2.87	(25)%
Gross margin	42.3%	43.3%		41.6%	43.5%
R&D as a percentage of sales	6.6%	8.1%		6.8%	8.3%
S&A as a percentage of sales	16.3%	17.1%		16.3%	16.2%
Operating margin	15.5%	16.8%		14.1%	17.8%
Adjusted operating margin (1)	16.6%	18.5%		16.2%	19.0%
Effective tax rate	18.1%	18.7%		17.8%	18.6%
Segment net sales
Taste	$434,179	$450,540	(4)%	$878,781	$899,559	(2)%
Scent	475,671	469,476	1%	964,023	951,385	1%
Frutarom	381,718	—	—%	746,166	—	—%
Consolidated	$1,291,568	$920,016		$2,588,970	$1,850,944
NMF: Not meaningful
_______________________

(1)
Adjusted operating margin excludes $14.0 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs for the three months ended June 30, 2019, and excludes $15.3 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs for the three months ended June 30, 2018.

For the six months ended June 30, 2019, adjusted operating margin excludes $54.8 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs, compared to the six months ended June 30, 2018 adjusted operating margin which excludes $21.5 million consisting of operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, and Frutarom acquisition related costs, which were partially offset by acquisition related costs. See "Non-GAAP Financial Measures" below.
Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

SECOND QUARTER 2019 IN COMPARISON TO SECOND QUARTER 2018
Sales
Sales for the second quarter of 2019 totaled $1.3 billion, an increase of 40% on a reported basis and 45% on a currency neutral basis as compared to the prior year quarter. The Frutarom acquisition contributed 41% on a reported basis and 43% on a currency neutral basis. Sales growth reflected the additional sales from our acquisition of Frutarom, as well as new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in Scent.
Sales Performance by Segment

	% Change in Sales - Second Quarter 2019 vs. Second Quarter 2018
	Reported	Currency Neutral
Taste(2)	-4%	-1%
Scent	1%	4%
Frutarom	N/A	N/A
Total	40%	45%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2019 period.

(2)
2019 Taste sales do not include approximately $0.5 million of third party sales transferred to Frutarom effective the beginning of the year.  Adjusting for this transfer would result in the currency neutral Taste performance being flat for the quarter as compared to the prior year.

Taste
Taste sales in 2019 decreased 4% on a reported basis and 1% on a currency neutral basis versus the prior year period. Performance was primarily driven by volume reductions on existing business which was partially offset by new wins (net of losses).
On a currency neutral basis, GA had mid-single digit growth primarily driven by new win performance (net of losses), followed by flat growth in EAME with sales declining in NOAM and LA.
Scent
Scent sales in 2019 increased 1% on a reported basis and 4% on a currency neutral basis. Sales growth primarily reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business.
Sales growth in the Scent business unit was led by Ingredients, which were primarily driven by price increases (principally due to increases in raw material input costs), followed by Consumer Fragrances, primarily driven by new win performance (net of losses) and price increases.
Frutarom
Frutarom sales in 2019 were $382 million, which included approximately $295 million in sales of Flavor Compounds and approximately $87 million in sales of Ingredient product categories.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 100 bps to 57.7% in the second quarter of 2019 compared to 56.7% in the second quarter of 2018, principally driven by higher raw material costs as a percentage of sales.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.6% in the second quarter of 2019 versus 8.1% in the second quarter of 2018. The decrease as a percentage of sales in 2019 was principally due to lower R&D expenses in our Frutarom segment as a percentage of sales.

Selling and Administrative (S&A) Expenses
S&A expenses increased $52.7 million to $210.1 million, or 16.3% as a percentage of sales, in the second quarter of 2019 compared to $157.4 million, or 17.1% as a percentage of sales, in the second quarter of 2018.
Included in 2019 was $11.0 million of integration related costs and $1.4 million of Frutarom acquisition related costs, and included in 2018 was $12.5 million of Frutarom acquisition related costs. Excluding these costs, adjusted S&A expense increased by $55.5 million, but decreased to 15.5% of sales in 2019 compared to 15.8% of sales in 2018. The slight decrease is due to a decline in personnel related costs and the impact of our acquisition of Frutarom.
Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the three months ended June 30, 2019, we announced the closure of four facilities in Europe, Africa and Middle East, one facility in North America and one in Greater Asia and incurred $2.5 million of costs comprising of severance, contract termination and relocation.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $47.9 million in the second quarter of 2019 compared to $9.6 million in the second quarter of 2018 principally due to the acquisition of Frutarom.
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

	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Segment profit:
Taste	$98,081	$109,605
Scent	91,244	80,780
Frutarom	37,493	—
Global expenses	(12,886)	(20,572)
Operational Improvement Initiatives	(534)	(403)
Acquisition Related Costs	—	4
Integration Related Costs	(11,417)	(993)
Restructuring and Other Charges, net	(2,525)	(193)
Losses on Sale of Assets	(952)	(1,264)
Frutarom Acquisition Related Costs	1,433	(12,455)
Operating profit	$199,937	$154,509
Profit margin:
Taste	22.6%	24.3%
Scent	19.2%	17.2%
Frutarom	9.8%	N/A
Consolidated	15.5%	16.8%

Taste Segment Profit
Taste segment profit decreased $11.5 million to $98.1 million in the second quarter of 2019 (22.6% of segment sales) from $109.6 million (24.3% of sales) in the comparable 2018 period. The decrease principally reflected the impact of unfavorable price versus input costs, product mix and volume reductions on existing business, partially offset by the impact of cost savings and productivity initiatives.
Scent Segment Profit
Scent segment profit increased $10.5 million to $91.2 million in the second quarter of 2019 (19.2% of segment sales) from $80.8 million (17.2% of sales) in the comparable 2018 period. Segment profit as a percentage of sales included the impact of cost savings and productivity initiatives and price to input costs (including the net impact of the BASF supply chain disruption), partially offset by unfavorable foreign exchange rates.
Frutarom Segment Profit
Frutarom segment profit was 9.8% of segment sales in the second quarter of 2019.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the second quarter of 2019, Global expenses were $12.9 million compared to $20.6 million during the second quarter of 2018. The decrease was principally driven by gains from our currency hedging program, and to a lesser extent, higher incentive compensation expense.
Interest Expense
Interest expense decreased to $32.6 million in the second quarter of 2019 compared to $53.2 million in the 2018 period driven by $35.7 million of financing fees incurred in the second quarter of 2018 in connection with the acquisition of Frutarom.
Income Taxes
The effective tax rate for the three months ended June 30, 2019 was 18.1% compared with 18.7% for the three months ended June 30, 2018. The quarter-over-quarter decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition related costs), partially offset by higher repatriation costs and the absence of the remeasurement of loss provisions which benefited the second quarter of 2018.
Excluding the $3.4 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs, the adjusted effective tax rate for three months ended June 30, 2019 was 18.5%. Excluding the $7.0 million tax benefit associated with the pre-tax operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs, the adjusted effective tax rate for the second quarter of 2018 was 18.4%. The year-over-year increase in the adjusted tax rate was largely due to higher repatriation costs and the absence of the remeasurement of loss provisions which benefited the second quarter of 2018, partially offset by a more favorable mix of earnings.
FIRST SIX MONTHS 2019 IN COMPARISON TO FIRST SIX MONTHS 2018
Sales
Sales for the first six months of 2019 totaled $2.6 billion, an increase of 40% from the 2018 period. On a currency neutral basis sales increased 44%. The Frutarom acquisition contributed 40% on a reported basis and 41% on a currency neutral basis. Sales growth reflected the additional sales from our acquisition of Frutarom, as well as new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in Scent.

Sales Performance by Segment

	% Change in Sales - First Six Months 2019 vs. First Six Months 2018
	Reported	Currency Neutral
Taste	-2%	1%
Scent	1%	4%
Frutarom	N/A	N/A
Total	40%	44%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2019 period.
Taste
Taste sales in 2019 decreased 2% on a reported basis and increased 1% on a currency neutral basis versus the prior year period. Overall growth was primarily driven by new win performance (net of losses) partially offset by volume reductions on existing business.
On a currency neutral basis, Taste sales growth was driven by mid-single digit growth in GA followed by EAME, primarily driven by new win performance (net of losses), with sales flat in NOAM and declining in LA.
Scent
Scent sales in 2019 increased 1% on a reported basis and 4% on a currency neutral basis. 2019 sales growth reflected new win performance (net of losses) and price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business.
Sales growth in the Scent business unit was led by Fine Fragrances followed by Consumer Fragrances, which were primarily driven by new win performance (net of losses) partially offset by volume reductions on existing business.
Frutarom
Frutarom sales in 2019 were $746.2 million, which included approximately $570.7 million in sales of Flavor Compounds and approximately $175.5 million in sales of Ingredient product categories.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 190 bps to 58.4% in the first six months of 2019 compared to 56.5% in the 2018 period, principally driven by higher raw material costs as a percentage of sales.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.8% in the first six months of 2019 versus 8.3% in the 2018 period. The decrease as a percentage of sales in 2019 was principally due to lower R&D expenses in our Frutarom segment as a percentage of sales.
Selling and Administrative (S&A) Expenses
In the first six months of 2019, S&A expenses increased to $423.3 million from $300.1 million, and 16.3% as a percentage of sales, in the 2019 period compared to 16.2% in the 2018 period. The $123.2 million increase was principally due to the addition of the Frutarom business as well as expenses of $25.6 million related to the integration of our Frutarom acquisition. Excluding this expense and $0.2 million of Frutarom acquisition related costs in 2019, as well as $11.9 million of acquisition and Frutarom acquisition related costs in 2018, adjusted S&A expenses increased by $109.3 million, which was 15.4% as a percentage of sales in the 2019 period compared to 15.6% as a percentage of sales in 2018.

Restructuring and Other Charges
Frutarom Integration Initiative
As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the six months ended June 30, 2019, we announced the closure of four facilities in Europe, Africa and Middle East, one facility in North America and one in Greater Asia and incurred $5.1 million of costs, of which $1.5 million was for severance and the remainder comprising costs such as contract termination and relocation.
2019 Severance Charges
During the six months ended June 30, 2019, we incurred severance charges of $13.6 million related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. We made payments of $3.6 million related to personnel costs during the six months ended June 30, 2019.
2017 Productivity Program
In connection with 2017 Productivity Program, we recorded $24.5 million of charges related to personnel costs and lease termination costs through 2019. We made payments of $0.6 million and $4.5 million related to personnel costs during the six months ended June 30, 2019 and 2018, as well as lease termination costs for June 30, 2018.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $95.5 million in the first six months of 2019 compared to $18.8 million in the 2018 period. The increase was principally driven by the impact of the Frutarom acquisition in 2018.
Operating Results by Business Unit
We evaluate the performance of business units based on segment profit which is defined as operating profit before Restructuring and other charges, net, Global expenses (as discussed in Note 11 to the Consolidated Financial Statements) and certain non-recurring items, net, Interest expense, Other (expense) income, net and Taxes on income. See Note 11 to the Consolidated Financial Statements for the reconciliation to Income before taxes.

	Six Months Ended
	June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Segment profit:
Taste	$206,536	$221,169
Scent	177,059	174,056
Frutarom	66,584	—
Global expenses	(31,559)	(44,398)
Operational Improvement Initiatives	(940)	(1,429)
Acquisition Related Costs	—	518
Integration Related Costs	(26,314)	(993)
Restructuring and Other Charges, net	(18,699)	(910)
Losses on Sale of Assets	(764)	(1,195)
FDA Mandated Product Recall	—	(5,000)
Frutarom Acquisition Related Costs	(8,096)	(12,455)
Operating profit	$363,807	$329,363
Profit margin:
Taste	23.5%	24.6%
Scent	18.4%	18.3%
Frutarom	8.9%	N/A
Consolidated	14.1%	17.8%
Taste Segment Profit
Taste segment profit decreased to $206.5 million in the first six months of 2019, or 23.5% as a percentage of sales, compared to $221.2 million, or 24.6% as a percentage of sales, in the comparable 2018 period. The decrease in segment profit principally reflected the impact of unfavorable price versus input costs.
Scent Segment Profit
Scent segment profit increased to $177.1 million in the first six months of 2019 compared to $174.1 million in the comparable 2018 period. Scent segment profit as a percentage of sales increased to 18.4% in the first six months of 2019 compared to 18.3% in the comparable 2018 period. Segment profit as a percentage of sales included the benefit of cost savings and productivity initiatives, partially offset by the impact of unfavorable price versus input costs (including the net impact of the BASF supply chain disruption).
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first six months of 2019, Global expenses were $31.6 million compared to $44.4 million during the first six months of 2018. The decrease was principally driven by gains from our currency hedging program, and to a lesser extent, higher incentive compensation expense.
Interest Expense
Interest expense decreased to $69.2 million in the first six months of 2019 compared to $69.8 million in the 2018 period, primarily driven by $35.7 million of financing fees incurred in the second quarter of 2018 in connection with the acquisition of Frutarom, which was partially offset by increased borrowings issued in the third quarter of 2018 to finance the acquisition of Frutarom. Average cost of debt was 2.9% for the 2019 period compared to 3.9% for the 2018 period.
Other (Income) Expense, Net
Other (income) expense, net decreased by $11.8 million to $9.4 million of income in the first six months of 2019 versus $21.2 million of income in the comparable 2018 period. The year-over-year decrease was primarily driven by an $11.0 million mark-to-market adjustment on a foreign currency derivative entered into in connection with the pending acquisition of Frutarom, which was recorded in Other income, net for the six months ended 2018.

Income Taxes
The effective tax rate for the six months ended June 30, 2019 was 17.8% compared with 18.6% for the six months ended June 30, 2018. The year-over-year decrease was largely due to a more favorable mix of earnings (including the impact of integration related costs, restructuring charges and Frutarom acquisition relates costs), partially offset by higher repatriation costs and the absence of the remeasurement of loss provisions which benefited 2018.
Excluding the $12.4 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, and Frutarom acquisition related costs, the adjusted effective tax rate for the six months ended June 30, 2019 was 18.5%.
For the six months of 2018, the adjusted tax rate was 18.4% excluding the $7.9 million tax benefit associated with the pre-tax restructuring, operational improvement initiatives, losses on sales of fixed assets, FDA mandated product recall costs and Frutarom acquisition related costs, which were partially offset by the tax charge associated with acquisition-related costs and the impact of the U.S. tax reform. The year-over-year increase was largely due to higher repatriation costs and the absence of the remeasurement of loss provisions which benefited 2018, partially offset by a more favorable mix of earnings.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $426.7 million at June 30, 2019 compared to $634.9 million at December 31, 2018, of which $370.8 million of the balance at June 30, 2019 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of June 30, 2019, we have a deferred tax liability of $85.8 million for the effect of repatriating the funds to the U.S. This balance consists of $42.1 million attributable to IFF non-U.S. subsidiaries, and $43.7 million associated with Frutarom which is still preliminary and will be refined through the purchase accounting measurement period.
Restricted Cash
Restricted cash of $28.1 million relates to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods and amounts escrowed in connection with guarantees of purchases, principally of land.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the six months ended June 30, 2019 was $184.9 million or 7.1% of sales, compared to cash provided by operations of $55.2 million or 3.0% of sales for the six months ended June 30, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings, product recall claim settlements in the prior year, and slightly higher cash inflows related to working capital in the current year.
Working capital (current assets less current liabilities) totaled $1.8 billion at June 30, 2019 and December 31, 2018.
We sold certain accounts receivable on a non-recourse basis to unrelated financial institutions under “factoring” agreements that are sponsored, solely and individually, by certain customers. We believe that participating in the factoring programs strengthens our relationships with these customers and provides operational efficiencies. The beneficial impact on cash provided by operations from participating in these programs increased $24.0 million for the six months ended June 30, 2019 compared to a decrease of $25.5 million for the six months ended June 30, 2018. The cost of participating in these programs was immaterial to our results in all periods.
Cash Flows Used In Investing Activities
Net investing activities during the first six months of 2019 used $146.2 million compared to $69.5 million in the prior year period. Additions to property, plant and equipment were $119.1 million during the first six months of 2019 compared to $67.4 million in the first six months of 2018. The increase in cash used in investing activities during 2019 was further driven by acquisition activities in the current year, which were offset by proceeds from the disposal of assets related to site closures and restructuring initiatives.

In light of our requirement to relocate one of our Fragrance Ingredients facilities in China, the ongoing construction of new facilities in India and Indonesia, and capital requirements to integrate our recently acquired Frutarom business, we expect that capital spending in 2019 will be about 4-5% of sales (net of potential grants and other reimbursements from government authorities).
Frutarom Integration Initiative
The Company currently expects to incur costs related to the Frutarom Integration Initiative. Initially, integration projects will primarily be focused on driving cost synergies in the manufacturing and creative networks, procurement and overhead functions. Restructuring costs associated with these initiatives are expected to include employee-related cash costs, including severance, retirement and other termination benefits, asset write-offs and contract termination and other costs. In addition, other costs associated with the Frutarom Integration Initiative are expected to include advisory and personnel costs for managing and implementing integration projects.
During the first six months of 2019, we incurred $5.1 million in costs related to the closure of four sites. The costs principally related to severance and fixed asset write-offs, with the remainder comprising costs such as contract termination and relocation. Additionally, during the first six months of 2019, we recorded $26.3 million in advisory services, retention bonuses and performance stock awards costs related to the integration of the Frutarom acquisition.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first six months of 2019 was $234.4 million compared to $24.5 million in the comparable 2018 period, principally driven by decreased borrowings on our revolving credit facility, repayments of debt during the first quarter of 2019, increased dividend payments and contingent consideration paid, which were offset by treasury stock purchases made in the prior year.
We paid dividends totaling $155.6 million in the 2019 period. We declared a cash dividend per share of $0.73 in the second quarter of 2019 that was paid on July 5, 2019 to all shareholders of record as of June 24, 2019.
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
Capital Resources
Operating cash flow provides the primary source of funds for capital investment needs, dividends paid to shareholders and debt service repayments. We anticipate that cash flows from operations and availability under our existing credit facilities will be sufficient to meet our investing and financing needs. We regularly assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide ample flexibility and to optimize our leverage ratios. We believe our existing cash balances are sufficient to meet our debt service requirements.
We supplement short-term liquidity with access to capital markets, mainly through bank credit facilities. The revolving credit facility is used as a backstop for our commercial paper program.
We expect to contribute a total of $4.2 million to our U.S. pension plans and a total of $19.3 million to our Non-U.S. plans during 2019. During the six months ended June 30, 2019, there were no contributions made to the qualified U.S. pension plans, $8.3 million of contributions were made to the non-U.S. pension plans, and $2.2 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3.9 million to our postretirement benefits other than pension plans during 2019. During the six months ended June 30, 2019, $1.8 million of contributions were made to postretirement benefits other than pension plans.
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

As of June 30, 2019 we had no outstanding borrowings under our $1 billion Amended Credit Facility and $325 million outstanding for the Term Loan. The amount that we are able to draw down under the Amended Credit Facility is limited by financial covenants as described in more detail below. As of June 30, 2019, our draw down capacity was $978 million under the Amended Credit Facility.
At June 30, 2019, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At June 30, 2019 our Net Debt/adjusted EBITDA(1) ratio was 3.63 to 1.0 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended June 30, 2019
Net income	$350.1
Interest expense	137.2
Income taxes	118.3
Depreciation and amortization	281.7
Specified items (1)	206.9
Non-cash items (2)	31.2
Adjusted EBITDA	$1,125.4

(1)
Specified items for the 12 months ended June 30, 2019 of $206.9 million, consisted of operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, FDA mandated product recall, and Frutarom acquisition related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	June 30, 2019
Total debt	$4,512.9
Adjustments:
Cash and cash equivalents	426.7
Net debt	$4,086.2
As discussed in Note 15 to the Consolidated Financial Statements, at June 30, 2019, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
New Accounting Standards
Please refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) currency neutral sales, (ii) adjusted gross margin, (iii) adjusted operating profit and adjusted operating margin, (iv) adjusted selling and administrative expenses, and (v) adjusted effective tax rate. We also provide the non-GAAP measures adjusted EBITDA and net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.

These non-GAAP financial measures are intended to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations. These non-GAAP measures should not be considered in isolation or as substitutes for analysis of the Company’s results under GAAP and may not be comparable to other companies’ calculation of such metrics.
Currency Neutral metrics eliminate the effects that result from translating international currency to U.S. dollars. We calculate currency neutral numbers by comparing current year results to the prior year results restated at exchange rates in effect for the current year based on the currency of the underlying transaction.
Adjusted gross margin exclude operational improvement initiatives, integration related costs, FDA mandated product recall, and Frutarom acquisition related costs),
Adjusted operating profit and adjusted operating margin exclude operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, and Frutarom acquisition related costs
Adjusted selling and administrative expenses exclude acquisition related costs, integration related costs, and Frutarom acquisition related costs.
Adjusted effective tax rate exclude operational improvement initiatives, acquisition related costs, restructuring and other charges, net, Frutarom acquisition related costs, integration related costs, gains on sales of assets, FDA mandated product recall, and U.S. tax reform).
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes were calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for other purposes.

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$546,239	$398,717
Operational Improvement Initiatives (a)	534	403
Integration Related Costs (b)	165	—
Adjusted (Non-GAAP)	$546,938	$399,120

Reconciliation of Selling and Administrative Expenses
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$210,100	$157,407
Acquisition Related Costs	—	4
Integration Related Costs (b)	(11,043)	—
Frutarom Acquisition Related Costs (d)	1,433	(12,455)
Adjusted (Non-GAAP)	$200,490	$144,956

Reconciliation of Operating Profit
	Three Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$199,937	$154,509
Operational Improvement Initiatives (a)	534	403
Acquisition Related Costs	—	(4)
Integration Related Costs (b)	11,417	993
Restructuring and Other Charges, net (c)	2,525	193
Losses on Sale of Assets	952	1,264
Frutarom Acquisition Related Costs (d)	(1,433)	12,455
Adjusted (Non-GAAP)	$213,932	$169,813

Reconciliation of Net Income
	Three Months Ended June 30,
	2019				2018
	Income before taxes	Taxes on income (e)	Net Income Attributable to IFF (f)	Diluted EPS	Income before taxes	Taxes on income (e)	Net Income Attributable to IFF	Diluted EPS (g)
Reported (GAAP)	$169,481	$30,612	$136,377	$1.20	$121,918	$22,769	$99,149	$1.25
Operational Improvement Initiatives (a)	534	176	358	—	403	142	261	—
Acquisition Related Costs	—	—	—	—	(4)	(1)	(3)	—
Integration Related Costs (b)	11,417	2,574	8,843	0.08	993	—	993	0.01
Restructuring and Other Charges, net (c)	2,525	552	1,973	0.02	193	46	147	—
Losses on Sale of Assets	952	235	717	0.01	1,264	263	1,001	0.01
Frutarom Acquisition Related Costs (d)	(1,433)	(143)	(1,290)	(0.01)	36,989	6,543	30,446	0.38
Adjusted (Non-GAAP)	$183,476	$34,006	$146,978	$1.30	$161,756	$29,762	$131,994	$1.66

(a)	Represents accelerated depreciation related to a plant relocation in India and China.
(b)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael.
(c)	For 2019, represents severance costs related primarily to Frutarom. For 2018, represents severance costs related to the 2017 Productivity Program.
(d)
Represents transaction-related costs and expenses related to the acquisition of Frutarom, including adjustments that reduce the contingent consideration payable related to certain acquisitions made by Frutarom. In 2019, amount primarily relates to transaction costs included in Selling and administrative expenses. For 2018, amount includes $10.6 million of bridge loan commitment fees included in Interest expense, $25.0 million mark-to-market loss adjustment on an interest rate derivative and an $11.0 million mark-to-market gain adjustment on a foreign currency derivative, and $12.5 million of transaction costs included in administrative expenses.

(e)
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

(f)	For 2019, net income is reduced by income attributable to noncontrolling interest of $2.5M.
(g)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$1,077,498	$804,525
Operational Improvement Initiatives (a)	940	856
Integration Related Costs (c)	321	—
FDA Mandated Product Recall (e)	—	5,000
Frutarom Acquisition Related Costs (g)	7,850	—
Adjusted (Non-GAAP)	$1,086,609	$810,381

Reconciliation of Selling and Administrative Expenses
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$423,282	$300,051
Acquisition Related Costs (b)	—	518
Integration Related Costs (c)	(25,600)	—
Frutarom Acquisition Related Costs (g)	(246)	(12,455)
Adjusted (Non-GAAP)	$397,436	$288,114

Reconciliation of Operating Profit
	Six Months Ended June 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$363,807	$329,363
Operational Improvement Initiatives (a)	940	1,429
Acquisition Related Costs (b)	—	(518)
Integration Related Costs (c)	26,314	993
Restructuring and Other Charges, net (d)	18,699	910
Losses on Sale of Assets	764	1,195
FDA Mandated Product Recall (e)	—	5,000
Frutarom Acquisition Related Costs (g)	8,096	12,455
Adjusted (Non-GAAP)	$418,620	$350,827

Reconciliation of Net Income
	Six Months Ended June 30,
	2019				2018
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (h)	Net Income Attributable to IFF (i)	Diluted EPS	Income before taxes	Taxes on income (h)	Net Income Attributable to IFF	Diluted EPS
Reported (GAAP)	$304,057	$53,974	$245,206	$2.16	$280,754	$52,190	$228,564	$2.87
Operational Improvement Initiatives (a)	940	318	622	0.01	1,429	436	993	0.01
Acquisition Related Costs (b)	—	—	—	—	(518)	(135)	(383)	—
Integration Related Costs (c)	26,314	5,923	20,391	0.18	993	—	993	0.01
Restructuring and Other Charges, net (d)	18,699	4,583	14,116	0.12	910	215	695	0.01
Losses on Sale of Assets	764	192	572	0.01	1,195	246	949	0.01
FDA Mandated Product Recall (e)	—	—	—	—	5,000	1,196	3,804	0.05
U.S. Tax Reform (f)	—	—	—	—	—	(649)	649	0.01
Frutarom Acquisition Related Costs (g)	8,096	1,387	6,709	0.06	36,989	6,543	30,446	0.38
Adjusted (Non-GAAP)	$358,870	$66,377	$287,616	$2.54	$326,752	$60,042	$266,710	$3.35

(a)	Represents accelerated depreciation related to a plant relocation in India and China, as well as a lab closure in Taiwan for 2018.
(b)	For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
(c)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael.
(d)	For 2019, represents severance costs related primarily to Scent. For 2018, represents severance costs related to the 2017 Productivity Program.
(e)	Represents losses related to the FDA mandated recall.
(f)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(g)
Represents transaction-related costs and expenses related to the acquisition of Frutarom, including adjustments that reduce the contingent consideration payable related to certain acquisitions made by Frutarom. For 2019, amount primarily includes $7.9 million of amortization for inventory "step-up" costs and $2.5 million of transaction costs which was offset by a $2.3 million reduction to contingent consideration included in Selling and administrative expense. For 2018, amount includes $10.6 million of bridge loan commitment fees included in Interest expense, $25.0 million mark-to-market loss adjustment on an interest rate derivative and an $11.0 million mark-to-market gain adjustment on a foreign currency derivative, and $12.5 million of transaction costs included in administrative expenses.

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

(i)	For 2019, net income is reduced by income attributable to noncontrolling interest of $4.9M.

B. Foreign Currency Reconciliation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Profit:
% Change - Reported (GAAP)	29.4%	1.9%	10.5%	16.9%
Items impacting comparability (1)	(3.4)%	1.5%	8.9%	(7.4)%
% Change - Adjusted (Non-GAAP)	26.0%	3.3%	19.3%	9.5%
Currency Impact	3.3%	(5.7)%	2.3%	(4.8)%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	29.3%	(2.4)%	21.6%	4.7%
_______________________
(1) Includes items impacting comparability of $14.0 million and $15.3 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $21.5 million and $48.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
* Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2019 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, that are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected cost synergies from the integration of Frutarom of $30-35 million by the end of 2019, (ii) the status and preliminary results of our ongoing investigations regarding improper payments made in Frutarom businesses operating principally in Russia and the Ukraine and the expected impact of such investigations on our results of operations or financial condition, (iii) expected capital expenditures in 2019, (iv) expected costs associated with our various restructuring activities, (v) our margin expectations for 2019, (vi) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements, (vii) our ability to continue to generate value for, and return cash to, our shareholders, and (viii) anticipated contributions to our pension plans and other post-retirement programs in 2019. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	risks related to the integration of the Frutarom business, including whether we will realize the benefits anticipated from the acquisition in the expected time frame;

•	unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition;

•
risks relating to the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine, including expenses incurred with respect to the investigations, the cost of any remedial measures or compliance programs arising out of the investigations, legal proceedings or government investigations that may arise relating to the subject of the Company’s investigations, and the outcome of any such legal or government investigations, such as the imposition of fines, penalties, orders, or injunctions,

•
the impact of the failure to comply with U.S. or foreign anti-corruption and anti-bribery laws and regulations, including with respect to the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine,

•
the impact of the outcome of legal claims, regulatory investigations and litigation, including any that may arise out of the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine,

•
the increase in our leverage resulting from the additional debt incurred to pay a portion of the consideration for Frutarom and its impact on our liquidity and ability to return capital to its shareholders;

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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On October 4, 2018, we completed the acquisition of Frutarom. We are in the process of integrating Frutarom into our systems and control environment. As a result of these integration activities, certain controls will be evaluated and may be changed.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Ongoing Investigations
During the integration of Frutarom, IFF was made aware of allegations that two Frutarom businesses operating principally in Russia and Ukraine made certain improper payments, including to representatives of a number of customers. IFF promptly commenced investigations of such allegations with the assistance of outside legal and accounting firms. IFF’s investigations are not yet complete, but preliminary results indicate that improper payments to representatives of customers were made and that key members of Frutarom’s senior management at the time were aware of such payments. IFF has not uncovered any evidence suggesting that such payments had any connection to the United States.
Based on the results of the investigations to date, IFF believes that such improper customer payments are no longer being made and the estimated affected sales represented less than 1% of IFF’s and Frutarom’s combined net sales for 2018. IFF does not believe the impact from these matters is or will be material to IFF’s results of operations or financial condition. The costs arising from these matters, however, could be material in a particular fiscal quarter.
IFF is committed to the highest standards of ethics and compliance and has strict compliance policies in place that are regularly reviewed and updated. Consistent with such policies, IFF has taken or will take appropriate remedial actions with respect to the matters described above. Although the investigations are continuing, based on the results to date and other compliance-related integration activities IFF is not currently aware of similar instances of misconduct.
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

Dated:	August 5, 2019	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	August 5, 2019	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer