Form 10-Q
period 2019-09-30
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2019-11-04
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☒
Number of shares outstanding as of October 23, 2019: 106,776,222

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$494,897	$634,897
Restricted cash	9,157	13,625
Trade receivables (net of allowances of $8,489 and $9,173, respectively)	942,705	937,765
Inventories: Raw materials	570,426	568,916
Work in process	52,119	48,819
Finished goods	503,844	460,802
Total Inventories	1,126,389	1,078,537
Prepaid expenses and other current assets	325,410	277,036
Total Current Assets	2,898,558	2,941,860
Property, plant and equipment, at cost	2,616,321	2,492,938
Accumulated depreciation	(1,302,782)	(1,251,786)
	1,313,539	1,241,152
Goodwill	5,381,447	5,378,388
Other intangible assets, net	2,829,931	3,039,322
Other assets	561,249	288,673
Total Assets	$12,984,724	$12,889,395
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$384,823	$48,642
Accounts payable	416,563	471,382
Accrued payroll and bonus	111,669	121,080
Dividends payable	80,032	77,779
Other current liabilities	419,362	409,428
Total Current Liabilities	1,412,449	1,128,311
Long-term debt	4,008,134	4,504,417
Retirement liabilities	217,604	227,172
Deferred income taxes	634,030	655,879
Other liabilities	530,974	248,436
Total Other Liabilities	5,390,742	5,635,904
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	114,545	81,806
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of September 30, 2019 and December 31, 2018; and 106,775,922 and 106,619,202 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	16,066	16,066
Capital in excess of par value	3,816,352	3,793,609
Retained earnings	4,114,299	3,956,221
Accumulated other comprehensive loss	(867,552)	(702,227)
Treasury stock, at cost (21,750,215 and 21,906,935 shares as of September 30, 2019 and December 31, 2018, respectively)	(1,023,346)	(1,030,718)
Total Shareholders’ Equity	6,055,819	6,032,951
Noncontrolling interest	11,169	10,423
Total Shareholders’ Equity including Noncontrolling interest	6,066,988	6,043,374
Total Liabilities and Shareholders’ Equity	$12,984,724	$12,889,395

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018	2019	2018
Net sales	$1,267,345	$907,548	$3,856,315	$2,758,492
Cost of goods sold	734,257	506,882	2,245,729	1,553,300
Gross profit	533,088	400,666	1,610,586	1,205,192
Research and development expenses	85,077	75,302	260,489	228,545
Selling and administrative expenses	210,829	157,796	634,111	457,847
Amortization of acquisition-related intangibles	48,430	9,003	143,964	27,772
Restructuring and other charges, net	3,716	927	22,415	2,830
Losses (gains) on sales of fixed assets	372	(1,630)	1,136	(435)
Operating profit	184,664	159,268	548,471	488,633
Interest expense	33,497	23,914	102,662	93,755
Loss on extinguishment of debt	—	38,810	—	38,810
Other income, net	(5,699)	(4,158)	(15,114)	(25,389)
Income before taxes	156,866	100,702	460,923	381,457
Taxes on income	27,059	4,986	81,033	57,176
Net income	129,807	95,716	379,890	324,281
Net income attributable to noncontrolling interests	2,683	—	7,560	—
Net income attributable to IFF stockholders	127,124	95,716	372,330	324,281
Other comprehensive loss, after tax:
Foreign currency translation adjustments	(204,853)	(27,587)	(176,490)	(98,048)
Gains on derivatives qualifying as hedges	2,939	2,421	3,257	12,347
Pension and postretirement net liability	2,721	2,559	7,908	8,078
Other comprehensive loss	(199,193)	(22,607)	(165,325)	(77,623)
Comprehensive (loss) income attributable to IFF stockholders	$(72,069)	$73,109	$207,005	$246,658

Net income per share - basic	$1.15	$1.18	$3.34	$4.06
Net income per share - diluted	$1.13	$1.17	$3.30	$4.04
Average number of shares outstanding - basic	111,998	81,263	111,953	79,783
Average number of shares outstanding - diluted	113,493	81,647	113,133	80,115

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Cash flows from operating activities:
Net income	$379,890	$324,281
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	235,429	95,994
Deferred income taxes	(35,134)	20,623
Losses (gains) on sale of assets	1,136	(435)
Stock-based compensation	26,426	22,041
Pension contributions	(16,390)	(15,983)
Loss on extinguishment of debt	—	38,810
Gain on deal contingent derivatives	—	(12,505)
Product recall claim settlement, net of insurance proceeds received	—	(3,090)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(22,878)	(93,198)
Inventories	(84,140)	(92,705)
Accounts payable	(39,332)	(17,198)
Accruals for incentive compensation	(20,726)	(10,753)
Other current payables and accrued expenses	(12,161)	386
Other assets	(58,016)	(61,597)
Other liabilities	28,931	7,287
Net cash provided by operating activities	383,035	201,958
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	(49,065)	(22)
Additions to property, plant and equipment	(160,449)	(102,421)
Additions to intangible assets	(6,070)	—
Proceeds from life insurance contracts	1,890	1,837
Maturity of net investment hedges	—	(2,642)
Proceeds from disposal of assets	34,607	961
Proceeds from unwinding of cross currency swap derivative instruments	25,900	—
Contingent consideration paid	(4,655)	—
Net cash used in investing activities	(157,842)	(102,287)
Cash flows from financing activities:
Cash dividends paid to shareholders	(233,477)	(163,318)
Increase in revolving credit facility and short term borrowings	11	112,483
Deferred financing costs	—	(21,944)
Repayments on debt	(100,785)	(288,810)
Proceeds from issuance of long-term debt	—	2,926,414
Contingent consideration paid	(21,791)	—
Proceeds from sales of equity securities, net of issuance costs	—	2,268,965
Proceeds from pre-issuance hedges	—	12,505
Proceeds from issuance of stock in connection with stock options	200	—
Employee withholding taxes paid	(9,966)	(9,725)
Purchase of treasury stock	—	(15,475)
Net cash (used in) provided by financing activities	(365,808)	4,821,095
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,853)	(14,353)

See Notes to Consolidated Financial Statements

Net change in cash, cash equivalents and restricted cash	(144,468)	4,906,413
Cash, cash equivalents and restricted cash at beginning of year	648,522	368,046
Cash, cash equivalents and restricted cash at end of period	$504,054	$5,274,459
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$122,121	$91,874
Income taxes paid	98,819	86,672
Accrued capital expenditures	15,826	18,247

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at June 30, 2018	$14,470	$167,432	$3,992,452	$(692,498)	(36,811,973)	$(1,732,001)	$6,348	$1,756,203
Net income			95,716				(213)	95,503
Adoption of ASC 2014-09			(90)					(90)
Cumulative translation adjustment				(27,587)				(27,587)
Gains on derivatives qualifying as hedges; net of tax $(315)				2,421				2,421
Pension liability and postretirement adjustment; net of tax $(297)				2,559				2,559
Cash dividends declared ($0.73 per share)			(66,906)					(66,906)
Stock options/SSARs		1,065				1		1,066
Treasury share repurchases								—
Vested restricted stock units and awards		(204)			3,213	151		(53)
Stock-based compensation		6,867						6,867
Issuance of equity	1,596	2,266,370						2,267,966
Balance at September 30, 2018	$16,066	$2,441,530	$4,021,172	$(715,105)	(36,808,760)	$(1,731,849)	$6,135	$4,037,949

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at June 30, 2019	$16,066	$3,805,883	$4,069,211	$(668,359)	(21,751,837)	$(1,023,422)	$10,608	$6,209,987
Net income			127,124				657	127,781
Adoption of ASU 2017-12			(1,962)					(1,962)
Cumulative translation adjustment				(204,853)				(204,853)
Gains on derivatives qualifying as hedges; net of tax $(348)				2,939				2,939
Pension liability and postretirement adjustment; net of tax $(1,937)				2,721				2,721
Cash dividends declared ($0.75 per share)			(80,027)					(80,027)
Stock options/SSARs		579			212	9		588
Vested restricted stock units and awards		28			1,410	67		95
Stock-based compensation		8,126						8,126
Redeemable NCI		1,736						1,736
Dividends paid on noncontrolling interest and other			(47)				(96)	(143)
Balance at September 30, 2019	$16,066	$3,816,352	$4,114,299	$(867,552)	(21,750,215)	$(1,023,346)	$11,169	$6,066,988

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2018	$14,470	$162,827	$3,870,621	$(637,482)	(36,910,809)	$(1,726,234)	$5,092	$1,689,294
Net income			324,281				1,043	325,324
Adoption of ASU 2014-09			2,068					2,068
Cumulative translation adjustment				(98,048)				(98,048)
Gains on derivatives qualifying as hedges; net of tax $(1,672)				12,347				12,347
Pension liability and postretirement adjustment; net of tax $(2,902)				8,078				8,078
Cash dividends declared ($2.11 per share)			(175,798)					(175,798)
Stock options/SSARs		1,188			46,018	2,167		3,355
Treasury share repurchases					(108,109)	(15,475)		(15,475)
Vested restricted stock units and awards		(10,896)			164,140	7,693		(3,203)
Stock-based compensation		22,041						22,041
Issuance of equity	1,596	2,266,370						2,267,966
Balance at September 30, 2018	$16,066	$2,441,530	$4,021,172	$(715,105)	(36,808,760)	$(1,731,849)	$6,135	$4,037,949

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			372,330				2,163	374,493
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			(981)					(981)
Cumulative translation adjustment				(176,490)				(176,490)
Gains on derivatives qualifying as hedges; net of tax $39				3,257				3,257
Pension liability and postretirement adjustment; net of tax $(3,038)				7,908				7,908
Cash dividends declared ($2.21 per share)			(235,730)					(235,730)
Stock options/SSARs		5,664			14,214	670		6,334
Vested restricted stock units and awards		(10,940)			142,506	6,702		(4,238)
Stock-based compensation		26,426						26,426
Redeemable NCI		1,593						1,593
Dividends paid on noncontrolling interest and other			(635)				(1,417)	(2,052)
Balance at September 30, 2019	$16,066	$3,816,352	$4,114,299	$(867,552)	(21,750,215)	$(1,023,346)	$11,169	$6,066,988

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2018 Annual Report on Form 10-K (“2018 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, September 30 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2019 and 2018 quarters, the actual closing dates were September 27 and September 28 respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
During 2019, the Company entered into certain factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $100 million in receivables. The new factoring agreements supplement the Company's existing factoring programs that are sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheet when the cash proceeds are received by the Company. As of September 30, 2019 and December 31, 2018, the Company had removed approximately $204 million and $128 million of receivables, respectively. The impact on cash provided by operations from participating in these programs increased approximately $76 million for the nine months ended September 30, 2019 compared to a decrease of approximately$11 million for the nine months ended September 30, 2018. The cost of participating in these programs was approximately $1.7 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $4.7 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.
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
The following table reflects the balances in our contract assets and accounts receivable for the periods ended September 30, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	September 30, 2019	December 31, 2018
Receivables (included in Trade receivables)	$951,194	$946,938
Contract asset - Short term	3,342	487

Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.

The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Flavor Compounds	$716,169	$436,214	$2,165,650	$1,335,773
Fragrance Compounds	389,757	379,359	1,154,564	1,130,028
Ingredients	161,419	91,975	536,101	292,691
Total revenues	$1,267,345	$907,548	$3,856,315	$2,758,492

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
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans (Subtopic 715-20)", which modifies the disclosure requirements on company-sponsored defined benefit plans. The ASU is effective for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented. Early adoption is permitted. The Company has determined that this guidance will not have an impact on its Consolidated Financial Statements and will have a minimal impact on its disclosures.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)", which modifies, removes and adds certain disclosure requirements on fair value measurements. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company has determined that this guidance will not have an impact on its Consolidated Financial Statements, as the Company has no applicable fair value measurements that are affected by the guidance.
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
In February 2018, FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act, in addition to requiring certain disclosures about stranded tax effects. The guidance was effective as of December 29, 2018, the first day of the Company's fiscal year. The Company elected to not reclassify any stranded tax effects to retained earnings.
In August 2017, FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" which eliminates the requirement to separately measure and present hedge ineffectiveness and aligns the presentation of hedge gains and losses with the underlying hedge item. This guidance is effective, and as required, has been applied on a modified retrospective basis. The impact of the adoption of this standard on December 29, 2018 was an increase in the beginning balance of the currency translation adjustment component of Accumulated other comprehensive loss of $1.0 million, and a decrease in Retained Earnings, as presented in the Company's Consolidated Balance Sheet. See Note 13 of the Consolidated Financial Statements for further details.
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
NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2019	2018	2019	2018
Net Income
Net income attributable to IFF stockholders	$127,124	$95,716	$372,330	$324,281
Add: Reduction in redemption value of redeemable noncontrolling interests in excess of earnings allocated	1,736	—	1,593	—
Net income available to IFF stockholders	$128,860	$95,716	$373,923	$324,281
Shares
Weighted average common shares outstanding (basic)(1)	111,998	81,263	111,953	79,783
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	332	267	372	293
SPC portion of TEUs	1,163	117	808	39
Weighted average shares assuming dilution (diluted)	113,493	81,647	113,133	80,115

Net Income per Share
Net income per share - basic	$1.15	$1.18	$3.34	$4.06
Net income per share - diluted	1.13	1.17	3.30	4.04

_______________________

(1)
For the three and nine months ended September 30, 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for weighted-average shares for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.75 and $0.73 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company declared quarterly dividends to its shareholders totaling $2.21 and $2.11, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2019 and 2018.
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
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of September 30, 2019 and 2018 was immaterial. Net income allocated to such PRSUs was $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.
NOTE 3.    ACQUISITIONS
2019 Acquisition Activity
During the second quarter of 2019, the Company acquired the remaining 50% interest in an equity method investee located in Canada. The Company previously held an investment of $33 million in the entity and recognized a gain of approximately $3 million on the transaction within Other income, net in the Consolidated Statement of Income and Comprehensive (Loss) Income representing the adjustment of its historical investment to its fair value. The goodwill is not deductible for income tax purposes. The purchase of the additional interest increased the Company's ownership of the investee to 100%, and the acquired entity is managed under the Frutarom segment. The purchase price for the remaining 50% was approximately $37 million, including cash and an accrual for the amount expected to be paid in contingent consideration. The Company began to consolidate the results of the acquired entity from the date on which it acquired the remaining 50% interest during the second quarter of 2019. Goodwill of approximately $33 million and intangible assets of $24 million were recorded in connection with the acquisition. The purchase price allocation is preliminary and is expected to be completed within the measurement period.
During the first quarter of 2019, the Company acquired 70% of a company in Europe and increased its ownership of an Asian company from 49% to 60% after receipt of previously pending regulatory approvals. The two acquired entities, which manufacture flavor products, are managed under the Frutarom segment. The total purchase price for the acquisitions was $52 million, excluding cash acquired and including $19 million of contingent consideration and deferred payments. The preliminary purchase price allocations have been performed and resulted in goodwill of approximately $56 million and intangible assets of $18 million. The purchase price allocations are preliminary and are expected to be completed within the measurement period.
Pro forma information has not been presented as the entities acquired in 2019 are not material.
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
The purchase price allocation was finalized as of the end of the third quarter of 2019. This involved finalizing the valuation of fixed assets, goodwill and intangible assets (trade names, product formulas, customer relationships and favorable/unfavorable leases and the related estimated useful lives). Additionally, this also involved finalizing the projected combined future tax rate applied to the valuation of assets, which impacted the valuation of goodwill and intangible assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of October 4, 2018, showing both the preliminary and final purchase price allocations:

(IN THOUSANDS)	As reported in the fourth quarter of 2018	Measurement period adjustments	As reported in the third quarter of 2019
Cash and cash equivalents	$140,747		$140,747
Other current assets	699,627	$(25,706)	673,921
Identifiable intangible assets	2,690,000	(21,700)	2,668,300
Other non-current assets	353,710	58,401	412,111
Equity method investments	25,791	10,439	36,230
Current liabilities	(311,325)	(7,190)	(318,515)
Debt assumed	(77,037)		(77,037)
Other liabilities	(632,488)	(39,730)	(672,218)
Redeemable noncontrolling interest	(97,510)	(5,392)	(102,902)
Noncontrolling interest	(3,700)		(3,700)
Goodwill	4,243,079	30,878	4,273,957
Total Purchase Consideration	$7,030,894		$7,030,894

The fair value purchase price allocation of the assets and liabilities acquired in the acquisition of Frutarom as reported in the fourth quarter of 2018 was updated during the nine months ended September 30, 2019 primarily due to: (i) a $19.0 million decrease in inventory, (ii) a $7.4 million decrease in trade receivables, (iii) a $21.7 million decrease in the fair value of identifiable intangible assets (principally customer relationships and product formulas and arising from the updated valuations of fixed assets), (iv) a $58.4 million increase primarily related to property, plant and equipment (related to certain entities), (v) a $10.4 million increase in the fair value of equity method investments, (vi) a $1.5 million increase to the noncurrent portion of earn-outs, (vii) a $14.4 million increase to deferred income tax liabilities, (viii) an $18.9 million increase to reserves for uncertain tax positions, (ix) a $5.0 million increase to environmental remediation liabilities, and (x) a $5.4 million increase to redeemable noncontrolling interest. The cumulative impact of the adjustments resulted in a $30.9 million increase to goodwill.
The measurement period adjustments did not have a material impact on the Company's Net income attributable to IFF stockholders for the first, second, or third quarters of 2019.
The components of acquired intangible assets with finite lives that have been recorded are as follows:

(IN THOUSANDS)	Estimated Amounts	Estimated Useful Life
Product formula	$290,000	10 years
Customer relationships	2,230,000	18 to 20 years
Trade names	140,000	23 years
Favorable/Unfavorable Leases, net	8,300	5 to 15 years
Total	$2,668,300

During the third quarter of 2019, in connection with the determination of the final purchase price allocation, the Company also finalized its determination of the reporting units for the Frutarom operating segment. The reporting units identified were as follows: (i) Taste; (ii) Savory Solutions; (iii) Inclusions; (iv) Fine Ingredients; and (v) Natural Product Solutions.
In connection with the purchase price allocation, numerous assumptions were made including those related to future revenue growth, the achievement of synergy targets and the applicable rate to use in the discounted cash flows that form a key part of the valuation. The recoverability of the goodwill is principally dependent on future growth in revenues and from synergies related to plant and supply chain consolidation. The goodwill may be impaired if the Company fails to achieve the anticipated growth in revenues, the expected synergies or if applicable interest rates increase.

Pro forma financial information
The following unaudited pro forma financial information presents the combined results of operations of IFF and Frutarom as if the acquisition had been completed as of the beginning of the prior fiscal year, or January 1, 2018. The unaudited pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2018, nor are they indicative of future results. The unaudited pro forma financial information for the three and nine months ended September 30, 2018 included the pre-acquisition results of Frutarom for that period.
The unaudited pro forma results were as follows:

(IN THOUSANDS)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Unaudited pro forma net sales	$1,269,452	$3,906,506
Unaudited pro forma net income attributable to the Company	51,602	266,491

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
NOTE 4.    RESTRUCTURING AND OTHER CHARGES, NET
Restructuring and other charges primarily consist of separation costs for employees including severance, outplacement and other benefit ("Severance") costs as well as costs related to plant closures, the costs of accelerated depreciation of fixed assets associated with plants ("Fixed asset write-down") and all other related restructuring ("Other") costs. All restructuring and other charges, net expenses are separately stated on the Consolidated Statement of Comprehensive (Loss) Income.
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the nine months ended September 30, 2019, the Company announced the closure of eight facilities, of which five facilities are in Europe, Africa and Middle East, one facility in each North America, Greater Asia and Latin America regions. Since the inception of the initiative, the Company has expensed $7.6 million to date. Total costs for the program are expected to be approximately $60 million including cash and non-cash items.
2019 Severance Charges
During the nine months ended September 30, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed $14.8 million to date. Total costs for the program are expected to be approximately $20 million.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company recorded $24.5 million of charges related to personnel costs and lease termination costs since the program's inception through 2019 to date. Total costs for the program are expected to be approximately $25 million.

Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the nine months ended September 30, 2019 were as follows:

(DOLLARS IN THOUSANDS)	Balance at December 31, 2018	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at September 30, 2019
Frutarom Integration Initiative
Severance	$—	$3,772	$—	$(2,285)	$1,487
Fixed asset write down	—	1,182	(1,182)	—	—
Other	—	2,666	—	(1,088)	1,578
2019 Severance Plan
Severance	—	14,430	—	(5,924)	8,506
Other	—	365	—	(365)	—
2017 Productivity Program
Severance	4,125	—	—	(795)	3,330
Other	1,075	—	—	—	1,075
Total restructuring	$5,200	$22,415	$(1,182)	$(10,457)	$15,976
Other includes supplier contract termination costs, consulting and advisory fees, and other.
Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Taste	$88	$—	$328	$1,646
Scent	803	927	11,703	1,184
Frutarom	2,453	—	7,290	—
Shared IT & Corporate Costs	372	—	3,094	—
Total Restructuring and other charges, net	$3,716	$927	$22,415	$2,830

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2019 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2018	$5,378,388
Acquisitions(1)	98,094
Frutarom measurement period adjustment	30,878
Foreign exchange	(125,913)
Balance at September 30, 2019	$5,381,447

_______________________

(1)	Additions relate to the 2019 Acquisition Activity. See Note 3 for details.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	September 30,	December 31,
(DOLLARS IN THOUSANDS)	2019	2018
Asset Type
Customer relationships	$2,584,701	$2,658,659
Trade names & patents	173,319	177,770
Technological know-how	462,113	451,016
Other	36,325	43,766
Total carrying value	3,256,458	3,331,211
Accumulated Amortization
Customer relationships	(265,396)	(156,906)
Trade names & patents	(25,288)	(19,593)
Technological know-how	(125,100)	(93,051)
Other	(10,743)	(22,339)
Total accumulated amortization	(426,527)	(291,889)
Other intangible assets, net	$2,829,931	$3,039,322

Amortization
Amortization expense was $48,430 and $9,003 for the three months ended September 30, 2019 and 2018, respectively and $143,964 and $27,772 for the nine months ended September 30, 2019 and 2018, respectively.
Amortization expense for the next five years and thereafter is expected to be as follows:

(DOLLARS IN THOUSANDS)	2019	2020	2021	2022	2023
Estimated future intangible amortization expense	$48,127	$186,272	$181,441	$177,583	$177,473

NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	September 30, 2019	December 31, 2018
Operating lease right-of-use assets	$299,790	$—
Deferred income taxes	76,863	89,000
Overfunded pension plans	85,735	75,158
Cash surrender value of life insurance contracts	46,347	43,179
Other(a)	52,514	81,336
Total	$561,249	$288,673
_______________________

(a)	Includes land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	September 30, 2019	December 31, 2018
2020 Notes(1)	3.69%	$299,167	$298,499
2021 Euro Notes(1)	0.82%	325,993	337,704
2023 Notes(1)	3.30%	298,928	298,698
2024 Euro Notes(1)	1.88%	544,389	564,034
2026 Euro Notes(1)	1.93%	868,289	899,886
2028 Notes(1)	4.57%	396,611	396,377
2047 Notes(1)	4.44%	493,466	493,151
2048 Notes(1)	5.12%	785,943	785,788
Term Loan(1)	3.65%	282,493	349,163
Amortizing Notes(1)	6.09%	93,106	125,007
Bank overdrafts and other		4,515	4,695
Deferred realized gains on interest rate swaps		57	57
Total debt		4,392,957	4,553,059
Less: Short-term borrowings(2)		(384,823)	(48,642)
Total Long-term debt		$4,008,134	$4,504,417

_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Includes bank borrowings, overdrafts and current portion of long-term debt.
Term Loan Repayments
During the third quarter of 2019, the Company made a payment of $42 million on the Term Loan.
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
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(DOLLARS IN THOUSANDS)	September 30, 2019	September 30, 2019
Operating lease cost	$12,422	$38,228
Supplemental cash flow information related to leases was as follows:

Nine Months Ended
(DOLLARS IN THOUSANDS)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,932

Supplemental balance sheet information related to leases was as follows:

(DOLLARS IN THOUSANDS)	September 30, 2019
Operating Leases
Operating lease right-of-use assets(1)	$299,790

Other current liabilities(2)	37,029
Operating lease liabilities(3)	267,704
Total operating lease liabilities	$304,733

_______________________

(1)	Presented in Other assets in the Consolidated Balance Sheet.

(2)	Presented in Other current liabilities in the Consolidated Balance Sheet.

(3)	Presented in Other liabilities in the Consolidated Balance Sheet.
Weighted average remaining lease term and discount rate were as follows:

	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
Operating leases	11.7	3.21%

Maturities of lease liabilities were as follows:

(DOLLARS IN THOUSANDS)	September 30, 2019
Less than 1 Year	$23,523
1-3 Years	86,017
3-5 Years	67,132
After 5 years	209,048
Less: Imputed Interest	(80,987)
Total	$304,733

Maturities of lease liabilities, as calculated prior to the adoption of ASU 2016-02, were as follows:

(DOLLARS IN THOUSANDS)	December 31, 2018
Less than 1 Year	$49,350
1-3 Years	78,600
3-5 Years	60,672
After 5 years	201,079
Total	$389,701

Right-of-use assets by region were as follows:

(DOLLARS IN THOUSANDS)	September 30, 2019
North America	$148,188
Europe, Africa and Middle East	116,579
Greater Asia	21,439
Latin America	13,584
Consolidated	$299,790

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of September 30, 2019, the Company had $61.7 million of unrecognized tax benefits recorded in Other liabilities. The balance has been updated for $12.3 million associated with Frutarom uncertain tax positions recorded within the purchase accounting measurement period ending in the third quarter of 2019. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At September 30, 2019, the Company had accrued interest and penalties of $11.2 million classified in Other liabilities. The balance has been updated for $6.6 million associated with Frutarom uncertain tax positions recorded within the purchase accounting measurement period ending in the third quarter of 2019.
As of September 30, 2019, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $72.9 million associated with tax positions asserted in various jurisdictions, none of which is individually material. The balance has been updated for $18.9 million associated with Frutarom uncertain tax positions recorded within the purchase accounting measurement period ending in the third quarter of 2019.
The Company regularly repatriates earnings from non-U.S. subsidiaries. In the fourth quarter of 2018, the Company changed its assertion as part of its final analysis under SAB 118, consistent with the Company’s need to repatriate funds for debt repayment purposes. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2019, the Company had a deferred tax liability of $43.9 million for the effect of repatriating the funds to the U.S. This balance consisted of $43.9 million attributable to IFF non-U.S. subsidiaries. We reversed the $43.7 million associated with Frutarom in the purchase accounting measurement period as we intend to indefinitely reinvest the earnings in the Frutarom subsidiaries to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2009 to 2018. Based on currently available information, the Company does not believe the outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its results of operations.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 15.

Effective Tax Rate
The effective tax rate for the three months ended September 30, 2019 was 17.2% compared with 5.0% for the three months ended September 30, 2018. The quarter-over-quarter increase was largely due to higher repatriation costs, the absence of the release of a state valuation allowance which benefited 2018 and an $8.0 million benefit recorded in the third quarter of 2018 to adjust the provisional “toll charge” associated with the transition to the new territorial tax system under U.S. tax reform, partially offset by a more favorable mix of earnings (including the impact of acquisition related costs).
The effective tax rate for the nine months ended September 30, 2019 was 17.6% compared with 15.0% for the nine months ended September 30, 2018. The year-over-year increase was largely due to higher repatriation costs, the absence of the remeasurement of loss provisions which benefited 2018 and an $8.0 million benefit recorded in the third quarter of 2018 to adjust the provisional “toll charge” associated with the transition to the new territorial tax system under U.S. tax reform, partially offset by a more favorable mix of earnings (including the impact of integration relates costs, restructuring charges and acquisition related costs).
NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units (RSUs), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Equity-based awards	$8,126	$6,867	$26,426	$22,041
Liability-based awards	39	1,545	2,830	1,942
Total stock-based compensation expense	8,165	8,412	29,256	23,983
Less: Tax benefit	(1,143)	(1,422)	(4,666)	(4,320)
Total stock-based compensation expense, after tax	$7,022	$6,990	$24,590	$19,663
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
Frutarom creates and manufactures a naturals-focused suite of flavor compounds, functional foods and specialty fine ingredients, largely targeting small, local and regional customers. Frutarom’s products are focused on the following principal areas: Taste, Savory Solutions, Inclusions, Fine Ingredients, and Natural Product Solutions.
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

Reportable segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Net sales:
Taste	$423,269	$436,214	$1,302,050	$1,335,773
Scent	480,384	471,334	1,444,407	1,422,719
Frutarom	363,692	—	1,109,858	—
Consolidated	$1,267,345	$907,548	$3,856,315	$2,758,492
Segment profit:
Taste	$97,526	$96,497	$304,062	$317,666
Scent	83,484	87,488	260,543	261,545
Frutarom	28,257	—	94,841	—
Global expenses	(8,333)	(19,578)	(39,892)	(63,975)
Operational Improvement Initiatives (a)	(712)	(344)	(1,652)	(1,773)
Acquisition Related Costs (b)	—	1	—	519
Integration Related Costs (c)	(10,511)	(958)	(36,825)	(1,951)
Restructuring and Other Charges, net (d)	(3,716)	(927)	(22,415)	(1,837)
(Losses) Gains on Sale of Assets	(372)	1,630	(1,136)	435
FDA Mandated Product Recall (e)	(250)	9,800	(250)	4,800
Frutarom Acquisition Related Costs (f)	2,914	(14,341)	(5,182)	(26,796)
Compliance Review & Legal Defense Costs (g)	(3,623)	—	(3,623)	—
Operating profit	184,664	159,268	548,471	488,633
Interest expense	(33,497)	(23,914)	(102,662)	(93,755)
Loss on extinguishment of debt	—	(38,810)	—	(38,810)
Other income (expense)	5,699	4,158	15,114	25,389
Income before taxes	$156,866	$100,702	$460,923	$381,457

(a)	For 2019, represents accelerated depreciation related to a plant relocation in India and China. For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan.
(b)	For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.
(c)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael and Frutarom.
(d)
For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Charges program. For 2018, represents severance costs related to the 2017 Productivity Program.

(e)
For 2019, represents additional claims that management will pay to co-packers. For 2018, represents recoveries from the supplier for the third quarter, partially offset by final payments to the customer made for the affected product in the first quarter.

(f)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. For the three months ended September 30, 2019, amount primarily relates to a measurement period adjustment to the amount of the inventory "step-up" recorded. For the nine months ended September 30, 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs. For 2018, amount represents transaction-related administrative costs and expenses related to the acquisition of Frutarom.

(g)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.

Net sales are attributed to individual regions based upon the destination of product delivery are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2019	2018	2019	2018
Europe, Africa and Middle East	$512,715	$285,519	$1,570,415	$887,680
Greater Asia	281,461	237,415	862,680	723,194
North America	286,741	248,661	881,718	738,857
Latin America	186,428	135,953	541,502	408,761
Consolidated	$1,267,345	$907,548	$3,856,315	$2,758,492

	Three Months Ended September 30,		Nine Months Ended September 30,
(SHARES IN THOUSANDS)	2019	2018	2019	2018
Net sales related to the U.S.	$254,438	$238,342	$796,488	$702,653
Net sales attributed to all foreign countries	1,012,907	669,206	3,059,827	2,055,839
No non-U.S. country had net sales in any period presented greater than 6% of total consolidated net sales.
Pending change in Reportable Operating Segments and Reporting Units
During the second quarter of 2019, the Company announced that it will be reorganizing its business unit structure into three segments: Taste, Scent and Nutrition & Ingredients. Under the new organization, two parts of the existing Frutarom segment will be included within the existing Taste business unit and a third business unit, Nutrition & Ingredients, will be created that will contain substantially all of the remaining parts of the existing Frutarom business unit. The Company expects to implement the new organizational structure by the end of the first quarter of 2020.
NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost for benefits earned(1)	$474	$596	$1,422	$1,788
Interest cost on projected benefit obligation(2)	5,453	4,790	16,359	14,370
Expected return on plan assets(2)	(6,983)	(7,740)	(20,949)	(23,219)
Net amortization and deferrals(2)	1,276	1,549	3,827	4,647
Net periodic benefit (income) cost	$220	$(805)	$659	$(2,414)

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost for benefits earned(1)	$4,873	$4,470	$14,619	$13,410
Interest cost on projected benefit obligation(2)	4,435	4,338	13,305	13,014
Expected return on plan assets(2)	(10,904)	(12,032)	(32,712)	(36,096)
Net amortization and deferrals(2)	2,922	2,972	8,766	8,916
Net periodic benefit (income) cost	$1,326	$(252)	$3,978	$(756)
_______________________

(1)	Included as a component of Operating Profit.

(2)	Included as a component of Other Income (Expense), net.

The Company expects to contribute a total of $4.2 million to its U.S. pension plans and a total of $19.3 million to its Non-U.S. Plans during 2019. During the nine months ended September 30, 2019, no contributions were made to the qualified U.S. pension plans, $13.0 million of contributions were made to the non-U.S. pension plans, and $3.4 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018	2019	2018
Service cost for benefits earned	$148	$196	$444	$587
Interest cost on projected benefit obligation	578	654	1,734	1,962
Net amortization and deferrals	(1,195)	(1,189)	(3,584)	(3,567)
Total postretirement benefit income	$(469)	$(339)	$(1,406)	$(1,018)

The Company expects to contribute $3.9 million to its postretirement benefits other than pension plans during 2019. In the nine months ended September 30, 2019, $2.2 million of contributions were made.

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
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of September 30, 2019.
The carrying values and the estimated fair values of financial instruments at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019		December 31, 2018
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$494,897	$494,897	$634,897	$634,897
LEVEL 2
Credit facilities and bank overdrafts(2)	4,515	4,515	4,695	4,695
Derivatives
Derivative assets	—	11,555	—	7,229
Derivative liabilities	—	1,149	—	6,907
Long-term debt:(3)
2020 Notes	299,167	303,360	298,499	300,356
2021 Euro Notes	325,993	331,248	337,704	341,094
2023 Notes	298,928	305,439	298,698	293,017
2024 Euro Notes	544,389	579,027	564,034	584,129
2026 Euro Notes	868,289	929,034	899,886	909,439
2028 Notes	396,611	442,000	396,377	401,231
2047 Notes	493,466	515,700	493,151	446,725
2048 Notes	785,943	907,008	785,788	783,925
Term Loan(2)	282,493	283,000	349,163	350,000
Amortizing Notes(4)	93,106	95,985	125,007	127,879
_______________________

(1)	The carrying amount approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

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
In prior years, the Company entered into several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The change in the value of the cash flow hedges is recorded in OCI as a component of gains/(losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive (Loss) Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive (Loss) Income in the same period as the related costs are recognized.
In prior years, the Company designated the 2021 Euro Notes, 2024 Euro Notes and 2026 Euro Notes as a hedge of a portion of its net investment in Euro functional currency subsidiaries. Accordingly, the change in the value of the debt that is attributable to foreign exchange movements is recorded in OCI as a component of Foreign currency translation adjustments in the accompanying Consolidated Statement of Income and Comprehensive (Loss) Income.

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
During the third quarter of 2019, the Company entered into a transaction to unwind the four cross currency swaps designated as net investment hedges issued in the fourth quarter of 2018 and received proceeds of $33.6 million, including interest income. The gain arising from the termination of the swaps has been included as a component of Accumulated other comprehensive loss. Following the termination of the existing swaps, the Company entered into four new EUR/USD cross currency swaps that mature through May 2023 covering the same notional amounts of debt. The new swaps qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. As of September 30, 2019, these swaps were in a net asset position with an aggregate fair value of $5.7 million which was classified as other current assets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of September 30, 2019 and December 31, 2018:

(DOLLARS IN THOUSANDS)	September 30, 2019	December 31, 2018
Foreign currency contracts	$411,436	$585,581
Cross currency swaps	600,000	600,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$4,326	$1,501	$5,827
Cross currency swaps	5,728	—	5,728
	$10,054	$1,501	$11,555
Derivative liabilities(b)
Foreign currency contract	$119	$1,030	$1,149

	December 31, 2018
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$4,122	$2,020	$6,142
Cross currency swaps	1,087	—	1,087
	$5,209	$2,020	$7,229
Derivative liabilities(b)
Foreign currency contracts	$205	$6,702	$6,907
 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and Other assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.

The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended September 30,
	2019	2018
Foreign currency contracts(1)	$(4,392)	$8,277	Other (income) expense, net
Deal contingent swaps(2)
Foreign currency contracts	—	1,175	Other income, net
Interest rate swaps	—	25,289	Interest expense
Total	(4,392)	34,741
	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Foreign currency contracts(1)	$(7,398)	$9,347	Other income, net
Deal contingent swaps(2)
Foreign currency contracts	—	12,154	Other income, net
Interest rate swaps	—	352	Interest expense
Total	$(7,398)	$21,853

 _______________________

(1)	The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.

(2)	In the second quarter of 2018, the Company entered into a foreign currency contract and two interest rate swap agreements, which were contingent upon the closing of the Frutarom acquisition.

The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$2,438	$2,206	Cost of goods sold	$1,924	$1,815
Interest rate swaps (1)	216	216	Interest expense	(216)	(216)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	—	—	N/A	—	—
Cross currency swaps	17,803	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	16,437	(7,104)	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	36,162	705	N/A	—	—
Total	$73,056	$(3,977)		$1,708	$1,599

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)		Location of (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$(265)	$11,704	Cost of goods sold	$6,619	$(7,371)
Interest rate swaps (1)	644	648	Interest expense	(644)	(648)
Derivatives in Net Investment Hedging Relationships:
Foreign currency contracts	—	(518)	N/A	—	—
Cross currency swaps	24,408	—	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	15,820	5,601	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	34,804	705	N/A	—	—
Total	$75,411	$18,140		$5,975	$(8,019)
 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three and nine months ended September 30, 2018.
The Company expects that $4.3 million (net of tax) of derivative gain included in AOCI at September 30, 2019, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	(176,490)	9,232	179	(167,079)
Amounts reclassified from AOCI	—	(5,975)	7,729	1,754
Net current period other comprehensive income (loss)	(176,490)	3,257	7,908	(165,325)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2019	$(573,486)	$8,003	$(302,069)	$(867,552)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Losses on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2017	$(297,416)	$(10,332)	$(329,734)	$(637,482)
OCI before reclassifications	(98,048)	4,328	185	(93,535)
Amounts reclassified from AOCI	—	8,019	7,893	15,912
Net current period other comprehensive income (loss)	(98,048)	12,347	8,078	(77,623)
Accumulated other comprehensive (loss) income, net of tax, as of September 30, 2018	$(395,464)	$2,015	$(321,656)	$(715,105)

The following table provides details about reclassifications out of accumulated other comprehensive income to the Consolidated Statement of Income and Comprehensive (Loss) Income:

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2019	2018
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$7,565	$(8,424)	Cost of goods sold
Interest rate swaps	(644)	(648)	Interest expense
Tax	(946)	1,053	Provision for income taxes
Total	$5,975	$(8,019)	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$4,991	$5,315	(a)
Actuarial losses	(14,003)	(15,309)	(a)
Tax	1,283	2,101	Provision for income taxes
Total	$(7,729)	$(7,893)	Total, net of income taxes
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
At September 30, 2019, the Company had total bank guarantees and standby letters of credit of $60.2 million with various financial institutions. Included in the above aggregate amount was a total of $17.0 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of September 30, 2019.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $9.7 million as of September 30, 2019.
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of September 30, 2019, the Company had available lines of credit of $103.4 million with various financial institutions, in addition to the $948.0 million of capacity under the Amended Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of September 30, 2019.
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
During the third quarter of 2019, in connection with the completion of the measurement period for finalizing the opening balance of Frutarom, the Company recorded an immaterial amount of reserves related to certain legal cases. The reserves were based on the determination that the loss was probable as of October 4, 2018 and updated as of September 30, 2019. The amount of future exposure is included in the estimate within the section "Other" below.
Securities Class Action
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its CFO, in the United States District Court for the Southern District of New York. The lawsuit, which was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers, alleges that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and IFF’s financial reporting and results. The lawsuit brings claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, and was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities between May 7, 2018 and August 5, 2019. The complaint seeks an award of unspecified compensatory damages, costs, and expenses. On October 11, 2019, four lead plaintiff motions were filed. On October 24 and 25, 2019, two movants withdrew their motions for appointment as lead plaintiff.  On October 25, 2019, the other two movants filed oppositions to the competing lead plaintiff motions.

Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  Both assert claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its CFO. One also asserts claims under the Israeli Securities Act-1968 against IFF, as well as against Frutarom and certain former Frutarom officers and directors, and asserts claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018.  IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made.
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
During the third quarter of 2019, in connection with the completion of the measurement period for finalizing the opening balance of Frutarom, the Company recorded approximately $5 million in reserves related to certain environmental liabilities. The reserves were based on the determination that the loss was probable as of October 4, 2018 and updated as of September 30, 2019. The amount of future exposure is included the estimate within the section "Other" below.
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
The net book value of the plant in Guangzhou was approximately $61 million as of September 30, 2019.
Guangzhou Scent plant
During the second quarter of 2019, the Company was notified that certain governmental authorities had changed the zoning where the Guangzhou Scent plant is located. The zoning change did not affect the current operations but prevents expansions or other increases in the operating capacity of the plant. The Company believes that it is possible that the zoning may be enforced in the future such that it would not be able to continue manufacturing at the existing site. The ultimate outcome of any change that the governmental authorities may propose, the timing of such a change, and the nature of any compensation arrangements that might be provided to the Company are uncertain.
The net book value of the existing plant was approximately $9 million as of September 30, 2019.

Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2021. The Company received a payment of $15 million in both the fourth quarter of 2017 and the second quarter of 2019. The next payment of $15 million is expected in the first quarter of 2020.
The net book value of the current plant was approximately $18 million as of September 30, 2019. The Company relocated approximately half of the production capacity of the facility during the first half of 2019 and the remainder of the production capacity is expected to be relocated by the end of 2019.
Total China Operations
The total net book value of all eight plants in China was approximately $196 million as of September 30, 2019.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $26.7 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
During 2018, the Company received an unfavorable ruling with respect to a claim related to potentially unpaid excise taxes from 1993. Based on the revised ruling, the Company has determined that it is now probable that it will have to pay the original claim in addition to penalties and interest. The total amount of the claim that has been recorded was $4.8 million.
Ongoing Investigations
IFF’s investigation of allegations that improper payments to representatives of customers were made in Russia and Ukraine has been substantiated, and IFF has confirmed that key members of Frutarom’s senior management at the time were aware of such payments. IFF has taken appropriate remedial actions, including replacing senior management in relevant locations, and believes that such improper customer payments have stopped. IFF has also confirmed that the estimated affected sales represented less than 1% of IFF’s and Frutarom’s combined net sales for 2018. The impact of the improper payments in Russia and Ukraine, including the costs resulting from the ensuing investigations, to date, have not been and are not anticipated to be material to IFF’s results of operations or financial condition. No evidence has been uncovered suggesting that any of these compliance matters had any connection to the United States
FDA-Mandated Product Recall
The Company periodically incurs product liability claims based on product that is sold to customers that may be defective or otherwise not in accordance with the customer’s requirements. In the first quarter of 2017, the Company was made aware of a claim for product that was subject to an FDA-mandated product recall. As of September 30, 2019, the Company had recorded total charges of $17.5 million with respect to this claim, of which $5.0 million was recorded in the three months ended March 31, 2018. The Company settled the claim with the customer in the first quarter of 2018 for a total of $16.0 million, of which $3.0 million was paid in the fourth quarter of 2017 and $13.0 million was paid during the three months ended March 31, 2018. The settlement of the claim did not have a material impact on the Company's financial condition.
In the third quarter of 2018, the Company received $13.1 million for the full and final settlement of its claim from the supplier and insurer for the affected product.

Other
The Company determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that either a loss is reasonably possible or a loss in excess of accrued amounts is reasonably possible and the amount of losses or range of losses is determinable. For all third party contingencies (including labor, contract, technology, tax, product-related claims and business litigation), the Company currently estimates that the aggregate range of reasonably possible losses in excess of any accrued liabilities is $0 to approximately $25 million. The estimates included in this amount are based on the Company’s analysis of currently available information and, as new information is obtained, these estimates may change. Due to the inherent subjectivity of the assessments and the unpredictability of outcomes of legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the matters in question. Thus, the Company’s exposure and ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued or the range disclosed above.
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
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	23,594
Impact of foreign exchange translation	923
Share of profit or loss attributable to redeemable noncontrolling interests	5,397
Redemption value adjustment for the current period	(1,593)
Measurement period adjustments	5,392
Dividends paid	(432)
Exercises of redeemable noncontrolling interests	(542)
Balance at September 30, 2019	$114,545

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
Our Frutarom business creates and manufactures a naturals-focused suite of Flavor Compounds and specialty fine ingredients, largely targeting small, local and regional customers. Our Frutarom business seeks to capitalize on the health and wellness emphasis of consumers and deliver growth by offering customers natural flavor products that combine solutions to create natural colors, extending shelf life and natural functional food ingredients. Frutarom’s products are focused on the following principal areas: Taste, Savory Solutions, Inclusions, Fine Ingredients, and Natural Product Solutions. Frutarom’s operating results have been included in our operating results from October 4, 2018, the date we completed the acquisition.
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
With respect to our Frutarom Integration Initiative, we are executing on our integration plan to simplify and harmonize our go-to-market business models, clarify roles and responsibilities and accelerate decision-making through a series of organizational changes. We expect to achieve $145 million of synergy targets, including approximately $50 million of cost synergies by the end of 2019. As of the third quarter 2019, we have realized approximately $30 million of cost synergies year-to-date and approximately $15 million of cost synergies quarter-to-date. To achieve expected savings, we will incur certain costs such as advisory, personnel or facility related costs. Additionally, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020.
While organizational moves are the first step, we expect it will take 9-15 months from September 30, 2019 to fully complete the integration efforts including associated process, systems and governance changes. Organizational changes include a reorganization of our business unit structure into three segments effective in the first quarter of 2020: Taste, Scent and Nutrition & Ingredients. Under the new organization, two parts of the existing Frutarom business will combine with our existing Taste business and a third business unit, Nutrition & Ingredients, will be created that will contain substantially all of the remaining parts of the existing Frutarom business.
FINANCIAL PERFORMANCE OVERVIEW
Sales
Sales in the third quarter of 2019 increased 40% on a reported basis and 41% on a currency neutral basis (which excludes the effects of changes in currency), with the effects of the Frutarom acquisition contributing 40% to both reported growth rates and currency neutral growth rates. Taste sales declined 3% on a reported basis and 2% on a currency neutral basis. Scent achieved sales growth of 2% on a reported basis and 3% on a currency neutral basis in the third quarter of 2019. Consolidated reported and currency neutral sales growth was driven by the additional sales from our acquisition of Frutarom as well as price increases (principally due to increases in raw material input costs) in Scent.
Overall, our third quarter 2019 results continued to be driven by our strong emerging market presence. From a geographic perspective, North America ("NOAM"), Europe, Africa and Middle East ("EAME"), Greater Asia ("GA") and Latin America ("LA") all delivered sales growth on a consolidated basis led by the Frutarom acquisition.
Exchange rate variations had an unfavorable impact on net sales for the third quarter of 2019 of 1.7%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.

Gross Margin
Gross margins decreased to 42.1% in the third quarter of 2019 from 44.1% in the 2018 period, driven principally by lower margins in our Frutarom business unit and unfavorable price versus input costs (including the net impact of the BASF supply chain disruption), which were partially offset by cost savings and productivity initiatives.
Operating profit
Operating profit increased $25.4 million to $184.7 million (14.6% of sales) in the 2019 third quarter compared to $159.3 million (17.5% of sales) in the comparable 2018 period, while operating profit as a percentage of sales decreased period over period. The third quarter of 2019 included $16.3 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, and compliance review costs, partially offset by Frutarom acquisition related costs. The comparable period in 2018 included $5.1 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, FDA mandated product recall, and compliance review, which were partially offset by gains on sale of assets and Frutarom acquisition related costs. Excluding these charges, adjusted operating profit was $200.9 million for the third quarter of 2019, an increase from $164.4 million for the third quarter of 2018, principally driven by the inclusion of Frutarom's operating profit in the third quarter of 2019 and productivity initiatives, partially offset by volume reductions on existing business and price to input costs (including the net impact of the BASF supply chain disruption in 2018).
Foreign currency had a 1% unfavorable impact on operating profit in the third quarter of 2019 compared to a 0.3% favorable impact on operating profit in the 2018 period. Operating profit as a percentage of sales, excluding the above charges, decreased to 15.9% for the third quarter of 2019 compared to 18.1% for the third quarter of 2018, principally driven by lower margins in our Frutarom business, price to input costs (including the net impact of the BASF supply chain disruption in 2018), and lower volumes in IFF's legacy business, partially offset by productivity initiatives.
We believe that for the next two quarters, we will continue to experience pressure on input costs but the impact will be partially offset by cost synergies from our Frutarom Integration Initiative.
Interest Expense
Interest expense increased to $33.5 million in the third quarter of 2019 compared to $23.9 million in the 2018 period. This increase was primarily driven by a full quarter of recognized interest expense in 2019 related to the September 2018 debt issuances. Average cost of debt was 3.0% for the 2019 period compared to 4.6% for the 2018 period.
Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the third quarter of 2018. The loss on extinguishment of debt was driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.
Cash flows
Cash, cash equivalents and restricted cash decreased $144.5 million in the nine months ended September 30, 2019, as compared to an increase of $4,906.4 million in the nine months ended September 30, 2018.
Cash flows provided by operations for the nine months ended September 30, 2019 was $383.0 million or 9.9% of sales, compared to cash flows provided by operations of $202 million or 7.3% of sales for the nine months ended September 30, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings.
Overall cash, cash equivalents and restricted cash were also affected by higher capital expenditures in the current year and by the significant amount of proceeds received in 2018 related to the issuance of long-term debt ($2.9 billion) and sales of equity ($2.3 billion).

Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2019	2018	Change	2019	2018	Change
Net sales	$1,267,345	$907,548	40%	$3,856,315	$2,758,492	40%
Cost of goods sold	734,257	506,882	45%	2,245,729	1,553,300	45%
Gross profit	533,088	400,666		1,610,586	1,205,192
Research and development (R&D) expenses	85,077	75,302	13%	260,489	228,545	14%
Selling and administrative (S&A) expenses	210,829	157,796	34%	634,111	457,847	38%
Amortization of acquisition-related intangibles	48,430	9,003	NMF	143,964	27,772	NMF
Restructuring and other charges, net	3,716	927	NMF	22,415	2,830	NMF
Losses (gains) on sales of fixed assets	372	(1,630)	(123)%	1,136	(435)	NMF
Operating profit	184,664	159,268		548,471	488,633
Interest expense	33,497	23,914	40%	102,662	93,755	10%
Loss on extinguishment of debt	—	38,810	(100)%	—	38,810	(100)%
Other income, net	(5,699)	(4,158)	37%	(15,114)	(25,389)	(40)%
Income before taxes	156,866	100,702		460,923	381,457
Taxes on income	27,059	4,986	NMF	81,033	57,176	42%
Net income	$129,807	$95,716		$379,890	$324,281	17%
Net income attributable to noncontrolling interests	2,683	—	—%	7,560	—	—%
Net income attributable to IFF stockholders	$127,124	$95,716	33%	$372,330	$324,281	15%
Diluted EPS	$1.13	$1.17	(3)%	$3.30	$4.04	(18)%
Gross margin	42.1%	44.1%		41.8%	43.7%
R&D as a percentage of sales	6.7%	8.3%		6.8%	8.3%
S&A as a percentage of sales	16.6%	17.4%		16.4%	16.6%
Operating margin	14.6%	17.5%		14.2%	17.7%
Adjusted operating margin (1)	15.9%	18.1%		16.1%	18.7%
Effective tax rate	17.2%	5.0%		17.6%	15.0%
Segment net sales
Taste	$423,269	$436,214	(3)%	$1,302,050	$1,335,773	(3)%
Scent	480,384	471,334	2%	1,444,407	1,422,719	2%
Frutarom	363,692	—	—%	1,109,858	—	—%
Consolidated	$1,267,345	$907,548		$3,856,315	$2,758,492
NMF: Not meaningful
_______________________

(1)
Adjusted operating margin excludes $16.3 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, and compliance review costs for the three months ended September 30, 2019, and excludes $5.1 million of charges related to operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall and Frutarom acquisition related costs, for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, adjusted operating margin excludes $71.1 million of charges related to operational improvement initiatives, integration related costs, restructuring and other charges, net, losses on sale of assets, FDA mandated product recall, Frutarom acquisition related costs and compliance review costs, compared to the nine months ended September 30, 2018 adjusted operating margin which excludes $26.6 million consisting of operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall and Frutarom acquisition related costs. See "Non-GAAP Financial Measures" below.

Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

THIRD QUARTER 2019 IN COMPARISON TO THIRD QUARTER 2018
Sales
Sales for the third quarter of 2019 totaled $1.3 billion, an increase of 40% on a reported basis and 41% on a currency neutral basis as compared to the prior year quarter. The Frutarom acquisition contributed 40% on both a reported and currency neutral basis. Sales growth primarily reflected the additional sales from our acquisition of Frutarom, as well as price increases (principally due to increases in raw material input costs) in Scent.
Sales Performance by Segment

	% Change in Sales - Third Quarter 2019 vs. Third Quarter 2018
	Reported	Currency Neutral
Taste	-3%	-2%
Scent	2%	3%
Frutarom	N/A	N/A
Total	40%	41%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2019 period.
Taste
Taste sales in 2019 decreased 3% on a reported basis and 2% on a currency neutral basis versus the prior year period. Performance was driven by volume reductions on existing business which was partially offset by new wins (net of losses) principally in NA. Sales growth in GA was driven by new wins (net of losses) and volume increases on existing business.
Scent
Scent sales in 2019 increased 2% on a reported basis and 3% on a currency neutral basis. Sales growth primarily reflected price increases (principally due to increases in raw material input costs), which were partially offset by volume reductions on existing business.
Sales growth in the Scent business unit was led by Fine Fragrances followed by Consumer Fragrances, which were both primarily driven by new win performance (net of losses), partially offset by volume reductions on existing business.
Frutarom
Frutarom sales in 2019 were $364 million, which included approximately $293 million in sales of Flavor Compounds and approximately $71 million in sales of Ingredient product categories.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 200 bps to 57.9% in the third quarter of 2019 compared to 55.9% in the third quarter of 2018, principally driven by unfavorable price versus input costs and lower margins in our Frutarom business unit, which were partially offset by cost savings and productivity initiatives.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.7% in the third quarter of 2019 versus 8.3% in the third quarter of 2018. The decrease as a percentage of sales in 2019 was principally due to lower R&D expenses in our Frutarom segment as a percentage of sales.

Selling and Administrative (S&A) Expenses
S&A expenses increased $53.0 million to $210.8 million, or 16.6% as a percentage of sales, in the third quarter of 2019 compared to $157.8 million, or 17.4% as a percentage of sales, in the third quarter of 2018.
Included in 2019 was $10.0 million of integration related costs, $0.7 million of Frutarom acquisition related costs and $3.6 million of compliance review & legal defense costs, and included in 2018 was $0.9 million of integration related costs and $14.3 million of Frutarom acquisition related costs. Excluding these costs, adjusted S&A expense increased by $53.9 million, but decreased to 15.5% of sales in 2019 compared to 15.7% of sales in 2018. The slight decrease as a percentage of sales was due to a decline in personnel related costs and the impact of our acquisition of Frutarom.
Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the nine months ended September 30, 2019, we announced the closure of eight facilities, of which five facilities are in Europe, Africa and Middle East, one facility in each North America, Greater Asia and Latin America regions. Since the inception of the initiative, we expensed $7.6 million to date. Total costs for the program are anticipated to be approximately $60 million including cash and non-cash items.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $48.4 million in the third quarter of 2019 compared to $9.0 million in the third quarter of 2018 principally due to the acquisition of Frutarom.
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

	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Segment profit:
Taste	$97,526	$96,497
Scent	83,484	87,488
Frutarom	28,257	—
Global expenses	(8,333)	(19,578)
Operational Improvement Initiatives	(712)	(344)
Acquisition Related Costs	—	1
Integration Related Costs	(10,511)	(958)
Restructuring and Other Charges, net	(3,716)	(927)
Losses (Gains) on Sale of Assets	(372)	1,630
FDA Mandated Product Recall	(250)	9,800
Frutarom Acquisition Related Costs	2,914	(14,341)
Compliance Review & Legal Defense Costs	(3,623)	—
Operating profit	$184,664	$159,268
Profit margin:
Taste	23.0%	22.1%
Scent	17.4%	18.6%
Frutarom	7.8%	N/A
Consolidated	14.6%	17.5%

Taste Segment Profit
Taste segment profit increased $1.0 million to $97.5 million in the third quarter of 2019 (23.0% of segment sales) from $96.5 million (22.1% of sales) in the comparable 2018 period. The increase principally reflected the impact of cost savings and productivity initiatives partially offset by volume reductions on existing business.
Scent Segment Profit
Scent segment profit decreased $4.0 million to $83.5 million in the third quarter of 2019 (17.4% of segment sales) from $87.5 million (18.6% of sales) in the comparable 2018 period. The decrease principally reflected an increase in unfavorable price to input costs (including the net impact of the BASF supply chain disruption in 2018) and volume reductions on existing business, partially offset by cost savings and productivity initiatives.
Frutarom Segment Profit
Frutarom segment profit was 7.8% of segment sales in the third quarter of 2019.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the third quarter of 2019, Global expenses were $8.3 million compared to $19.6 million during the third quarter of 2018. The decrease was principally driven by gains from our currency hedging program, and to a lesser extent, higher incentive compensation expense in 2018.
Interest Expense
Interest expense increased to $33.5 million in the third quarter of 2019 compared to $23.9 million in the 2018 period driven by a full quarter of recognized interest expense in 2019 related to the September 2018 debt issuances.
Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the third quarter of 2018. The loss on extinguishment of debt was driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.

Income Taxes
The effective tax rate for the three months ended September 30, 2019 was 17.2% compared with 5.0% for the three months ended September 30, 2018. The quarter-over-quarter increase was largely due to higher repatriation costs, the absence of the release of a state valuation allowance which benefited 2018 and an $8.0 million benefit recorded in the third quarter of 2018 to adjust the provisional “toll charge” associated with the transition to the new territorial tax system under U.S. tax reform, partially offset by a more favorable mix of earnings (including the impact of acquisition related costs).
Excluding the $3.7 million tax benefit associated with the pre-tax operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, and compliance review & legal defense costs, the adjusted effective tax rate for three months ended September 30, 2019 was 18.1%. Excluding the $15.6 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall, U.S. tax reform, and Frutarom acquisition related costs, the adjusted effective tax rate for the third quarter of 2018 was 14.0%. The quarter-over-quarter increase in the adjusted tax rate was largely due to higher repatriation costs and the absence of the release of a state valuation allowance which benefited the third quarter of 2018, partially offset by a more favorable mix of earnings.
FIRST NINE MONTHS 2019 IN COMPARISON TO FIRST NINE MONTHS 2018
Sales
Sales for the first nine months of 2019 totaled $3.9 billion, an increase of 40% from the 2018 period. On a currency neutral basis sales increased 43%. The Frutarom acquisition contributed 40% on a reported basis and 41% on a currency neutral basis. Sales growth reflected the additional sales from our acquisition of Frutarom, as well as new win performance (net of losses) and price increases (principally due to increases in raw material input costs) in Scent.
Sales Performance by Segment

	% Change in Sales - First Nine Months 2019 vs. First Nine Months 2018
	Reported	Currency Neutral
Taste	-3%	0%
Scent	2%	4%
Frutarom	N/A	N/A
Total	40%	43%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2019 period.
Taste
Taste sales in 2019 decreased 3% on a reported basis and was flat on a currency neutral basis versus the prior year period. Sales declined primarily driven by the effect of foreign currency. Currency neutral sales were flat primarily due to new win performance (net of losses) and price increases (principally due to increases in raw material input costs) offset by volume reductions on existing business.
On a reported and currency neutral basis, sales grew mid-single digit in GA, primarily driven by new win performance (net of losses) and price increases (principally due to increases in raw material input costs).
Scent
Scent sales in 2019 increased 2% on a reported basis and 4% on a currency neutral basis. 2019 sales growth reflected price increases (principally due to increases in raw material input costs).
Sales growth in the Scent business unit was led by Fine Fragrances followed by Consumer Fragrances. Fine and Consumer Fragrances were both primarily driven by new win performance (net of losses), partially offset by volume reductions on existing business, whereas Fragrance Ingredients was principally driven by price increases (principally due to increases in raw material input costs), partially offset by volume reductions on existing business.

Frutarom
Frutarom sales in 2019 were $1,109.9 million, which included approximately $863.6 million in sales of Flavor Compounds and approximately $246.3 million in sales of Ingredient product categories.
Cost of Goods Sold
Cost of goods sold, as a percentage of sales, increased 190 bps to 58.2% in the first nine months of 2019 compared to 56.3% in the 2018 period, principally driven by higher raw material costs as a percentage of sales.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.8% in the first nine months of 2019 versus 8.3% in the 2018 period. The decrease as a percentage of sales in 2019 was principally due to lower R&D expenses in our Frutarom segment as a percentage of sales.
Selling and Administrative (S&A) Expenses
In the first nine months of 2019, S&A expenses increased to $634.1 million from $457.8 million, and 16.4% as a percentage of sales, in the 2019 period compared to 16.6% in the 2018 period. The $176.3 million increase was principally due to the addition of the Frutarom business as well as expenses of $35.6 million related to the integration of our Frutarom acquisition, $3.6 million in compliance review & legal defense costs, and $0.9 million of Frutarom acquisition related costs in 2019. Excluding these expenses as well as $27.2 million of acquisition and Frutarom acquisition related costs in 2018, adjusted S&A expenses increased by $163.2 million, which was 15.4% as a percentage of sales in the 2019 period compared to 15.6% as a percentage of sales in 2018.
Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020. During the nine months ended September 30, 2019, we announced the closure of eight facilities, of which five facilities are in Europe, Africa and Middle East, one facility in each North America, Greater Asia and Latin America regions. Since the inception of the initiative, we expensed $7.6 million to date. Total costs for the program are anticipated to be approximately $60 million including cash and non-cash items.
2019 Severance Charges
During the nine months ended September 30, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed $14.8 million to date. Total costs for the program are anticipated to be approximately $20 million.
2017 Productivity Program
In connection with 2017 Productivity Program, the Company recorded $24.5 million of charges related to personnel costs and lease termination costs since the program's inception through 2019 to date. Total costs for the program are anticipated to be approximately $25 million.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $144.0 million in the first nine months of 2019 compared to $27.8 million in the 2018 period. The increase was principally driven by the impact of the Frutarom acquisition in 2018.
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

	Nine Months Ended
	September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Segment profit:
Taste	$304,062	$317,666
Scent	260,543	261,545
Frutarom	94,841	—
Global expenses	(39,892)	(63,975)
Operational Improvement Initiatives	(1,652)	(1,773)
Acquisition Related Costs	—	519
Integration Related Costs	(36,825)	(1,951)
Restructuring and Other Charges, net	(22,415)	(1,837)
Losses (Gains) on Sale of Assets	(1,136)	435
FDA Mandated Product Recall	(250)	4,800
Frutarom Acquisition Related Costs	(5,182)	(26,796)
Compliance Review & Legal Defense Costs	(3,623)	—
Operating profit	$548,471	$488,633
Profit margin:
Taste	23.4%	23.8%
Scent	18.0%	18.4%
Frutarom	8.5%	N/A
Consolidated	14.2%	17.7%
Taste Segment Profit
Taste segment profit decreased to $304.1 million in the first nine months of 2019, or 23.4% as a percentage of sales, compared to $317.7 million, or 23.8% as a percentage of sales, in the comparable 2018 period. The decrease in segment profit principally reflected lower volumes net of new business wins and unfavorable price versus input costs and mix, partially offset by the benefit of cost savings and productivity initiatives.
Scent Segment Profit
Scent segment profit decreased to $260.5 million in the first nine months of 2019 compared to $261.5 million in the comparable 2018 period. Scent segment profit as a percentage of sales decreased to 18.0% in the first nine months of 2019 compared to 18.4% in the comparable 2018 period. Segment profit as a percentage of sales included the impact of unfavorable price versus input costs, partially offset by the benefit of cost savings and productivity initiatives.
Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first nine months of 2019, Global expenses were $39.9 million compared to $64.0 million during the first nine months of 2018. The decrease was principally driven by gains from our currency hedging program, and to a lesser extent, lower incentive compensation expense in 2019.
Interest Expense
Interest expense increased to $102.7 million in the first nine months of 2019 compared to $93.8 million in the 2018 period, primarily driven by a full quarter of recognized interest expense in 2019 related to the September 2018 debt issuances, partially offset by $47.1 million of fees and interest incurred in the third quarter of 2018 in connection with the acquisition of Frutarom. Average cost of debt was 2.9% for the 2019 period compared to 3.9% for the 2018 period.

Loss on extinguishment of debt
Loss on extinguishment of debt was $38.8 million in the first nine months of 2018. The loss on extinguishment of debt is driven by $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on the termination of a fair value hedge.
Other (Income) Expense, Net
Other (income) expense, net decreased by $10.3 million to $15.1 million of income in the first nine months of 2019 versus $25.4 million of income in the comparable 2018 period. The decrease was primarily driven by less gains on our pension assets year-over-year.
Income Taxes
The effective tax rate for the nine months ended September 30, 2019 was 17.6% compared with 15.0% for the nine months ended September 30, 2018. The year-over-year increase was largely due to higher repatriation costs, the absence of the remeasurement of loss provisions which benefited 2018 and an $8 million benefit recorded in the third quarter of 2018 to adjust the provisional “toll charge” associated with the transition to the new territorial tax system under U.S. tax reform, partially offset by a more favorable mix of earnings (including the impact of integration relates costs, restructuring charges and acquisition related costs).
Excluding the $16.1 million tax benefit associated with the pre-tax operational improvement initiatives, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, and compliance review & legal defense costs, the adjusted effective tax rate for the nine months ended September 30, 2019 was 18.4%. For the nine months ended September 30, 2018, the adjusted effective tax rate was 17.0% excluding the $23.4 million tax benefit associated with the pre-tax restructuring, operational improvement initiatives, losses on sales of fixed assets, FDA mandated product recall costs, U.S. tax reform, and Frutarom acquisition related costs, which were partially offset by the tax charge associated with acquisition-related costs and the impact of the U.S. tax reform. The year-over-year increase was largely due to higher repatriation costs and the absence of the remeasurement of loss provisions which benefited 2018, partially offset by a more favorable mix of earnings.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $494.9 million at September 30, 2019 compared to $634.9 million at December 31, 2018, of which $400.1 million of the balance at September 30, 2019 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of September 30, 2019, we have a deferred tax liability of $43.9 million for the effect of repatriating the funds to the U.S. This balance consists of $43.9 million attributable to IFF non-U.S. subsidiaries.
Restricted Cash
Restricted cash of $9.2 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2019 was $383.0 million or 9.9% of sales, compared to cash provided by operations of $202.0 million or 7.3% of sales for the nine months ended September 30, 2018. The increase in cash provided by operating activities during 2019 was principally driven by higher earnings.
Working capital (current assets less current liabilities) totaled $1.5 billion at September 30, 2019 and $1.8 billion at December 31, 2018.

We entered into certain factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $100 million in receivables. The new factoring agreements supplement our existing factoring programs that are sponsored by certain customers. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheet when the cash proceeds are received. As of September 30, 2019 and December 31, 2018, we had removed approximately $204 million and $128 million of receivables, respectively. The impact on cash provided by operations from participating in these programs increased approximately $76 million for the nine months ended September 30, 2019 compared to a decrease of approximately $11 million for the nine months ended September 30, 2018. The cost of participating in these programs was approximately $1.7 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and $4.7 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Cash Flows Used In Investing Activities
Net investing activities during the first nine months of 2019 used $157.8 million compared to $102.3 million in the prior year period. Additions to property, plant and equipment were $160.4 million during the first nine months of 2019 compared to $102.4 million in the first nine months of 2018. The increase in cash used in investing activities during 2019 was further driven by acquisition activities in the current year, which were offset by proceeds from the disposal of assets and proceeds from the termination of existing cross currency swap instruments.
In light of our requirement to relocate one of our Fragrance Ingredients facilities in China, the ongoing construction of new facilities in India and Indonesia, and capital requirements to integrate our recently acquired Frutarom business, we expect that capital spending in 2019 will be about 4-5% of sales (net of potential grants and other reimbursements from government authorities).
Frutarom Integration Initiative
We expect to incur costs related to the Frutarom Integration Initiative. Initially, integration projects will primarily be focused on driving cost synergies in the manufacturing and creative networks, procurement and overhead functions. Restructuring costs associated with these initiatives are expected to include employee-related cash costs, including severance, retirement and other termination benefits, fixed asset write-downs and contract termination and other costs. In addition, other costs associated with the Frutarom Integration Initiative are expected to include advisory and personnel costs for managing and implementing integration projects.
Total restructuring costs for the program are expected to be approximately $60 million including cash and non-cash items. During the first nine months of 2019, we incurred $7.6 million in costs related to the closure of eight sites. The costs principally related to severance and fixed asset write-downs, with the remainder comprising costs such as contract termination and relocation.
Additionally, during the first nine months of 2019, we recorded $36.8 million in advisory services, retention bonuses and performance stock awards costs related to the integration of the Frutarom acquisition.
We expect to achieve $145 million of synergy targets, including approximately $50 million of cost synergies by the end of 2019. As of the third quarter 2019, we have realized approximately $30 million of cost synergies year-to-date and approximately $15 million of cost synergies quarter-to-date. Additionally, we expect to close approximately 35 manufacturing sites over the next two years with most of the closures targeted to occur before the end of fiscal 2020.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first nine months of 2019 was $365.8 million compared to a $4,821.1 million inflow in the comparable 2018 period, principally driven by proceeds from equity sales and borrowings in the prior year and higher dividends paid in the current year, partially offset by lower repayments on debt in the current year.
We paid dividends totaling $233.5 million in the 2019 period. We declared a cash dividend per share of $0.75 in the third quarter of 2019 that was paid on October 4, 2019 to all shareholders of record as of September 23, 2019.
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
We expect to contribute a total of $4.2 million to our U.S. pension plans and a total of $19.3 million to our Non-U.S. plans during 2019. During the nine months ended September 30, 2019, there were no contributions made to the qualified U.S. pension plans, $13.0 million of contributions were made to the non-U.S. pension plans, and $3.4 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3.9 million to our postretirement benefits other than pension plans during 2019. During the nine months ended September 30, 2019, $2.2 million of contributions were made to postretirement benefits other than pension plans.
The Amended Credit Facility and Term Loan contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period, including the pro forma effect of the acquisition of Frutarom, of not more than 4.5 to 1.0, which was reduced to 4.25 to 1.0 as of the end of September 30, 2019, and will be reduced to 4.0 to 1.0 as of the end of March 31, 2020 and to 3.5 to 1.0 as of the end of March 31, 2021.
As of September 30, 2019 we had no outstanding borrowings under our $1 billion Amended Credit Facility and $283 million outstanding for the Term Loan. The amount that we are able to draw down under the Amended Credit Facility is limited by financial covenants as described in more detail below. As of September 30, 2019, our draw down capacity was $948.0 million under the Amended Credit Facility.
At September 30, 2019, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At September 30, 2019 our Net Debt/adjusted EBITDA(1) ratio was 3.42 to 1.0 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt. Failure to comply with the financial and other covenants under our debt agreements would constitute default and would allow the lenders to accelerate the maturity of all indebtedness under the related agreement. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek amendments under the agreements for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the agreements or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended September 30, 2019
Net income	$385.3
Interest expense	141.5
Income taxes	131.9
Depreciation and amortization	313.3
Specified items (1)	134.0
Non-cash items (2)	34.3
Adjusted EBITDA	$1,140.3

(1)
Specified items for the 12 months ended September 30, 2019 of $134.0 million, consisted of operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, FDA mandated product recall, Frutarom acquisition related costs, and compliance review & legal defense costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	September 30, 2019
Total debt	$4,393.0
Adjustments:
Cash and cash equivalents	494.9
Net debt	$3,898.1
As discussed in Note 15 to the Consolidated Financial Statements, at September 30, 2019, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Critical Accounting Policies and Use of Estimates
In connection with the purchase price allocation for our acquisition of Frutarom, numerous assumptions were made including those related to future revenue growth, the achievement of synergy targets and the applicable rate to use in the discounted cash flows that form a key part of the valuation. The recoverability of the goodwill is principally dependent on future growth in revenues and from synergies related to plant and supply chain consolidation. The goodwill may be impaired if the Company fails to achieve the anticipated growth in revenues or the expected synergies or if applicable interest rates increase.
New Accounting Standards
Please refer to Note 1 to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
We use non-GAAP financial measures in this Form 10-Q, including: (i) currency neutral metrics, (ii) adjusted gross margin, (iii) adjusted operating profit and adjusted operating margin, (iv) adjusted selling and administrative expenses, and (v) adjusted effective tax rate. We also provide the non-GAAP measures adjusted EBITDA and net debt solely for the purpose of providing information on the extent to which the Company is in compliance with debt covenants contained in its debt agreements. Our non-GAAP financial measures are defined below.
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
Adjusted gross margin exclude operational improvement initiatives, integration related costs, FDA mandated product recall, and Frutarom acquisition related costs.
Adjusted operating profit and adjusted operating margin exclude operational improvement initiatives, acquisition related costs, integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, FDA mandated product recall, Frutarom acquisition related costs, and compliance review & legal defense costs.
Adjusted selling and administrative expenses exclude acquisition related costs, integration related costs, Frutarom acquisition related costs, and compliance review & legal defense costs.

Adjusted effective tax rate exclude operational improvement initiatives, acquisition related costs, restructuring and other charges, net, Frutarom acquisition related costs, integration related costs, gains on sales of assets, FDA mandated product recall, and U.S. tax reform.
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for other purposes.

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$533,088	$400,666
Operational Improvement Initiatives (a)	711	398
Integration Related Costs (c)	187	18
FDA Mandated Product Recall (e)	250	(9,800)
Frutarom Acquisition Related Costs (g)	(3,603)	—
Adjusted (Non-GAAP)	$530,633	$391,282

Reconciliation of Selling and Administrative Expenses
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$210,829	$157,796
Acquisition Related Costs (b)	—	1
Integration Related Costs (c)	(10,047)	(915)
Frutarom Acquisition Related Costs (g)	(691)	(14,341)
Compliance Review & Legal Defense Costs (h)	(3,623)	—
Adjusted (Non-GAAP)	$196,468	$142,541

Reconciliation of Operating Profit
	Three Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$184,664	$159,268
Operational Improvement Initiatives (a)	712	344
Acquisition Related Costs (b)	—	(1)
Integration Related Costs (c)	10,511	958
Restructuring and Other Charges, net (d)	3,716	927
Losses (Gains) on Sale of Assets	372	(1,630)
FDA Mandated Product Recall (e)	250	(9,800)
Frutarom Acquisition Related Costs (g)	(2,914)	14,341
Compliance Review & Legal Defense Costs (h)	3,623	—
Adjusted (Non-GAAP)	$200,934	$164,407

Reconciliation of Net Income
	Three Months Ended September 30,
	2019				2018
	Income before taxes	Taxes on income (j)	Net Income Attributable to IFF (k)	Diluted EPS (l)	Income before taxes	Taxes on income (j)	Net Income Attributable to IFF	Diluted EPS
Reported (GAAP)	$156,866	$27,059	$127,124	$1.13	$100,702	$4,986	$95,716	$1.17
Operational Improvement Initiatives (a)	712	243	469	—	345	125	220	—
Acquisition Related Costs (b)	(3,371)	—	(3,371)	(0.03)	(1)	1	(2)	—
Integration Related Costs (c)	10,511	2,347	8,164	0.07	959	237	722	0.01
Restructuring and Other Charges, net (d)	3,716	811	2,905	0.03	927	228	699	0.01
Losses (Gains) on Sale of Assets	372	98	274	—	(1,630)	(387)	(1,243)	(0.02)
FDA Mandated Product Recall (e)	250	57	193	—	(9,800)	(2,344)	(7,456)	(0.09)
U.S. Tax Reform (f)	—	—	—	—	—	8,151	(8,151)	(0.10)
Frutarom Acquisition Related Costs (g)	(2,914)	(715)	(2,199)	(0.02)	54,994	9,561	45,433	0.56
Compliance Review & Legal Defense Costs (h)	3,623	827	2,796	0.02	—	—	—	—
Redemption value adjustment to EPS (i)	—	—	—	(0.02)	—	—	—	—
Adjusted (Non-GAAP)	$169,765	$30,727	$136,355	$1.20	$146,496	$20,558	$125,938	$1.54

(a)	For 2019, represents accelerated depreciation related to a plant relocation in India and China. For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan.
(b)	For 2019, represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter.
(c)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael and Frutarom.
(d)
For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Charges program. For 2018, represents severance costs related to the 2017 Productivity Program.

(e)
For 2019, represents additional claims that management will pay to co-packers. For 2018, represents recoveries from the supplier for the third quarter, partially offset by final payments to the customer made for the affected product in the first quarter.

(f)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(g)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2019, amount primarily relates to a measurement period adjustment to the amount of the inventory "step-up" recorded. For 2018, amount primarily includes $28.8 million of bridge loan commitment fees partially offset by $25.3 million net mark-to-market gains on deal-contingent interest rate derivatives included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $1.9 million realized gain on a foreign currency derivative included in Other income; and $14.3 million of transaction costs included in administrative expenses.

(h)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(i)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(j)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For fiscal year 2019, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.

(k)	For 2019, net income is reduced by income attributable to noncontrolling interest of $2.7M.
(l)	The sum of these items does not foot due to rounding.

Reconciliation of Gross Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$1,610,586	$1,205,192
Operational Improvement Initiatives (a)	1,651	1,254
Integration Related Costs (c)	508	18
FDA Mandated Product Recall (e)	250	(4,800)
Frutarom Acquisition Related Costs (g)	4,247	—
Adjusted (Non-GAAP)	$1,617,242	$1,201,664

Reconciliation of Selling and Administrative Expenses
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$634,111	$457,847
Acquisition Related Costs (b)	—	519
Integration Related Costs (c)	(35,647)	(915)
Frutarom Acquisition Related Costs (g)	(937)	(26,796)
Compliance Review & Legal Defense Costs (h)	(3,623)
Adjusted (Non-GAAP)	$593,904	$430,655

Reconciliation of Operating Profit
	Nine Months Ended September 30,
(DOLLARS IN THOUSANDS)	2019	2018
Reported (GAAP)	$548,471	$488,633
Operational Improvement Initiatives (a)	1,652	1,773
Acquisition Related Costs (b)	—	(519)
Integration Related Costs (c)	36,825	1,951
Restructuring and Other Charges, net (d)	22,415	1,837
Losses (Gains) on Sale of Assets	1,136	(435)
FDA Mandated Product Recall (e)	250	(4,800)
Frutarom Acquisition Related Costs (g)	5,182	26,796
Compliance Review & Legal Defense Costs (h)	3,623	—
Adjusted (Non-GAAP)	$619,554	$515,236

Reconciliation of Net Income
	Nine Months Ended September 30,
	2019				2018
(DOLLARS IN THOUSANDS)	Income before taxes	Taxes on income (j)	Net Income Attributable to IFF (k)	Diluted EPS	Income before taxes	Taxes on income (j)	Net Income Attributable to IFF	Diluted EPS (l)
Reported (GAAP)	$460,923	$81,033	$372,330	$3.30	$381,457	$57,176	$324,281	$4.04
Operational Improvement Initiatives (a)	1,652	561	1,091	0.01	1,774	561	1,213	0.02
Acquisition Related Costs (b)	(3,371)	—	(3,371)	(0.03)	(519)	(134)	(385)	—
Integration Related Costs (c)	36,825	8,270	28,555	0.25	1,952	237	1,715	0.02
Restructuring and Other Charges, net (d)	22,415	5,394	17,021	0.16	1,837	443	1,394	0.02
Losses (Gains) on Sale of Assets	1,136	290	846	0.01	(435)	(141)	(294)	—
FDA Mandated Product Recall (e)	250	57	193	—	(4,800)	(1,148)	(3,652)	(0.05)
U.S. Tax Reform (f)	—	—	—	—	—	7,502	(7,502)	(0.09)
Frutarom Acquisition Related Costs (g)	5,182	672	4,510	0.04	91,983	16,104	75,879	0.95
Compliance Review & Legal Defense Costs (h)	3,623	827	2,796	0.02	—	—	—	—
Redemption value adjustment to EPS (i)	—	—	—	(0.02)	—	—	—	—
Adjusted (Non-GAAP)	$528,635	$97,104	$423,971	$3.74	$473,249	$80,600	$392,649	$4.89

(a)	For 2019, represents accelerated depreciation related to a plant relocation in India and China. For 2018, represents accelerated depreciation related to a plant relocation in India and Taiwan.
(b)
For 2019, represents adjustments to the fair value for an equity method investment in Canada which we began consolidating in the second quarter. For 2018, represents adjustments to the contingent consideration payable for PowderPure, and transaction costs related to Fragrance Resources and PowderPure within Selling and administrative expenses.

(c)	For 2019, represents costs related to the integration of the Frutarom acquisition, principally advisory services. For 2018, represents costs related to the integration of David Michael and Frutarom.
(d)
For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Charges program. For 2018, represents severance costs related to the 2017 Productivity Program.

(e)
For 2019, represents additional claims that management will pay to co-packers. For 2018, represents recoveries from the supplier for the third quarter, partially offset by final payments to the customer made for the affected product in the first quarter.

(f)	Represents charges incurred related to enactment of certain U.S. tax legislation changes in December 2017.
(g)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs. For 2018, amount primarily includes $39.4 million of bridge loan commitment fees included in Interest expense; $34.9 million make whole payment on the Senior Notes - 2007 and $3.9 million realized loss on a fair value hedge included in Loss on extinguishment of debt; $12.5 million realized gain on a foreign currency derivative included in Other income; and $26.8 million of transaction costs included in administrative expenses.

(h)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(i)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(j)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable for which the tax expense (benefit) was calculated at 0%. For fiscal year 2019, these non-GAAP adjustments were not subject to foreign tax credits or valuation allowances, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit). For amortization, the tax benefit has been calculated based on the statutory rate on a country by country basis.

(k)	For 2019, net income is reduced by income attributable to noncontrolling interest of $7.6M.
(l)	The sum of these items does not foot due to rounding.

B. Foreign Currency Reconciliation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Profit:
% Change - Reported (GAAP)	15.9%	6.9%	12.2%	13.4%
Items impacting comparability (1)	6.3%	(3.3)%	8.0%	(5.9)%
% Change - Adjusted (Non-GAAP)	22.2%	3.6%	20.2%	7.5%
Currency Impact	1.1%	(0.3)%	1.9%	(3.3)%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	23.3%	3.3%	22.1%	4.2%
_______________________
(1) Includes items impacting comparability of $16.3 million and $5.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $26.6 million and $48.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
* Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2019 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.
Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, that are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) expected cost synergies from the integration of Frutarom of approximately $50 million by the end of 2019, (ii) the status and preliminary results of our ongoing investigations regarding improper payments made in Frutarom businesses operating principally in Russia and the Ukraine and the expected impact of such investigations and legal proceedings on our results of operations or financial condition, (iii) expected capital expenditures in 2019, (iv) expected costs associated with our various restructuring activities, (v) our margin expectations for 2019, (vi) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements, (vii) our ability to continue to generate value for, and return cash to, our shareholders, and (viii) anticipated contributions to our pension plans and other post-retirement programs in 2019. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	risks related to the integration of the Frutarom business, including whether we will realize the benefits anticipated from the acquisition in the expected time frame;

•	unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition;

•
risks relating to the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine, including expenses incurred with respect to the investigations, the cost of any remedial measures or compliance programs arising out of the investigations, legal proceedings or government investigations that may arise relating to the subject of the Company’s investigations, and the outcome of any such legal or government investigations, such as the imposition of fines, penalties, orders, or injunctions;

•
the impact of the failure to comply with U.S. or foreign anti-corruption and anti-bribery laws and regulations, including with respect to the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine;

•
the impact of the outcome of legal claims, regulatory investigations and litigation, including any that may arise out of the Company’s ongoing investigations into improper payments made in Frutarom businesses principally operating in Russia and the Ukraine;

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

•	the effect of potential government regulation on certain product development initiatives, and restrictions or costs that may be imposed on the Company or its operations as a result; and

•	the impact of the United Kingdom’s expected departure from the European Union.
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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On October 4, 2018, we completed the acquisition of Frutarom. We are in the process of integrating Frutarom into our systems and control environment. As a result of these integration activities, certain controls will be evaluated and may be changed.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Ongoing Investigations
IFF’s investigation of allegations that improper payments to representatives of customers were made in Russia and Ukraine has been substantially completed. Such allegations have been substantiated, and IFF has confirmed that key members of Frutarom’s senior management at the time were aware of such payments. IFF has taken appropriate remedial actions, including replacing senior management in relevant locations, and believes that such improper customer payments have stopped.
In addition to IFF’s standard compliance integration activities, IFF has also conducted a robust secondary review of Frutarom’s operations in certain other jurisdictions, including those that it deems “high risk”. These reviews supplement IFF’s existing global compliance initiatives that were implemented at Frutarom in connection with the closing of the Frutarom transaction. These secondary reviews were conducted with the assistance of outside legal and accounting firms. These reviews are substantially complete.
IFF has confirmed in these investigations that total affected sales represented less than 1% of IFF’s and Frutarom’s combined net sales for 2018. The impact of the reviews including the costs associated with them, to date, have not been and are not anticipated to be material to IFF’s results of operations or financial condition. In addition, no evidence has been uncovered suggesting that any of these compliance matters had any connection to the United States.
IFF is committed to the highest standards of ethics and integrity and has strict compliance policies in place that are regularly reviewed and updated.
Securities Class Action
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its CFO, in the United States District Court for the Southern District of New York. The lawsuit, which was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers, alleges that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and IFF’s financial reporting and results. The lawsuit brings claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, and was filed on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities between May 7, 2018 and August 5, 2019. The complaint seeks an award of unspecified compensatory damages, costs, and expenses. On October 11, 2019, four lead plaintiff motions were filed. On October 24 and 25, 2019, two movants withdrew their motions for appointment as lead plaintiff.  On October 25, 2019, the other two movants filed oppositions to the competing lead plaintiff motions.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  Both assert claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its CFO. One also asserts claims under the Israeli Securities Act-1968 against IFF, as well as against Frutarom and certain former Frutarom officers and directors, and asserts claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
On October 29, 2019, IFF and Frutarom filed a claim in the Tel Aviv District Court, Israel, against Ori Yehudai, the former President and CEO of Frutarom, and against certain former directors of Frutarom, challenging the bonus of US $20 million granted to Yehudai in 2018. IFF and Frutarom allege, among other things, that Yehudai was not entitled to receive the bonus because he breached his fiduciary duty by, among other things, knowing of the above-mentioned improper payments and failing to prevent them from being made.
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
During the third quarter of 2019, in connection with the completion of the measurement period for finalizing the opening balance of Frutarom, the Company recorded approximately $5 million in reserves related to certain environmental liabilities. The reserves were based on the determination that the loss was probable as of October 4, 2018 and updated as of September 30, 2019.
Other
We are also a party to other litigations arising in the ordinary course of our business. We do not expect the outcome of these cases, singly or in the aggregate, to have a material effect on our consolidated financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 6. EXHIBITS.

31.1	Certification of Andreas Fibig pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Richard A. O'Leary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Andreas Fibig and Richard A. O'Leary pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extensions Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 4, 2019	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	November 4, 2019	By:	/s/ Richard A. O'Leary
Richard A. O'Leary
Executive Vice President and Chief Financial Officer