Form 10-Q
period 2020-03-31
INTERNATIONAL FLAVORS & FRAGRANCES INC
filed 2020-05-11
CIK 51253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐ No  ☒
Number of shares outstanding as of May 1, 2020: 106,851,144

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

(DOLLARS IN THOUSANDS)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$433,246	$606,823
Restricted cash	9,699	17,122
Trade receivables (net of allowances of $18,728 and $16,428, respectively)	943,114	876,197
Inventories: Raw materials	553,433	565,071
Work in process	48,297	44,532
Finished goods	474,183	513,465
Total Inventories	1,075,913	1,123,068
Prepaid expenses and other current assets	356,322	319,334
Total Current Assets	2,818,294	2,942,544
Property, plant and equipment, at cost	2,632,441	2,690,768
Accumulated depreciation	(1,293,317)	(1,303,848)
	1,339,124	1,386,920
Goodwill	5,267,559	5,497,596
Other intangible assets, net	2,677,446	2,851,935
Other assets	586,653	608,416
Total Assets	$12,689,076	$13,287,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Bank borrowings, overdrafts, and current portion of long-term debt	$385,569	$384,958
Accounts payable	456,156	510,372
Accrued payroll and bonus	87,083	102,704
Dividends payable	80,062	80,038
Other current liabilities	418,125	474,118
Total Current Liabilities	1,426,995	1,552,190
Long-term debt	3,946,905	3,997,438
Retirement liabilities	261,512	265,370
Deferred income taxes	616,084	641,456
Other liabilities	494,193	502,366
Total Other Liabilities	5,318,694	5,406,630
Commitments and Contingencies (Note 15)
Redeemable noncontrolling interests	102,713	99,043
Shareholders’ Equity:
Common stock 12 1/2¢ par value; 500,000,000 shares authorized; 128,526,137 shares issued as of March 31, 2020 and December 31, 2019; and 106,812,257 and 106,787,299 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	16,066	16,066
Capital in excess of par value	3,835,265	3,823,152
Retained earnings	4,162,347	4,117,804
Accumulated other comprehensive loss	(1,164,208)	(716,894)
Treasury stock, at cost (21,713,880 and 21,738,838 shares as of March 31, 2020 and December 31, 2019, respectively)	(1,021,620)	(1,022,824)
Total Shareholders’ Equity	5,827,850	6,217,304
Noncontrolling interest	12,824	12,244
Total Shareholders’ Equity including Noncontrolling interest	5,840,674	6,229,548
Total Liabilities and Shareholders’ Equity	$12,689,076	$13,287,411

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019
Net sales	$1,347,317	$1,297,402
Cost of goods sold	781,450	766,143
Gross profit	565,867	531,259
Research and development expenses	85,909	90,596
Selling and administrative expenses	229,714	213,182
Amortization of acquisition-related intangibles	48,350	47,625
Restructuring and other charges, net	4,918	16,174
Losses (gains) on sales of fixed assets	754	(188)
Operating profit	196,222	163,870
Interest expense	32,140	36,572
Other loss (income), net	10,574	(7,278)
Income before taxes	153,508	134,576
Taxes on income	26,297	23,362
Net income	127,211	111,214
Net income attributable to noncontrolling interests	2,604	2,385
Net income attributable to IFF stockholders	124,607	108,829
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustments	(452,278)	42,377
Gains (losses) on derivatives qualifying as hedges	1,447	(97)
Pension and postretirement net liability	3,517	2,593
Other comprehensive (loss) income	(447,314)	44,873
Comprehensive (loss) income attributable to IFF stockholders	$(322,707)	$153,702

Net income per share - basic	$1.16	$0.97
Net income per share - diluted	$1.15	$0.96
Average number of shares outstanding - basic	112,082	111,864
Average number of shares outstanding - diluted	113,594	113,389

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Cash flows from operating activities:
Net income	$127,211	$111,214
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	80,595	81,775
Deferred income taxes	2,221	(12,389)
Losses (gains) on sale of assets	754	(188)
Stock-based compensation	8,624	7,604
Pension contributions	(5,397)	(3,956)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(133,291)	(55,935)
Inventories	(568)	(24,719)
Accounts payable	(31,635)	8,988
Accruals for incentive compensation	(19,340)	(36,969)
Other current payables and accrued expenses	(65,158)	(11,321)
Other assets	42,462	(9,978)
Other liabilities	10,467	(6,894)
Net cash provided by operating activities	16,945	47,232
Cash flows from investing activities:
Cash paid for acquisitions, net of cash received	—	(33,895)
Additions to property, plant and equipment	(48,294)	(57,609)
Proceeds from life insurance contracts	1,739	1,890
Proceeds from disposal of assets	3,806	3,970
Contingent consideration paid	—	(4,655)
Net cash used in investing activities	(42,749)	(90,299)
Cash flows from financing activities:
Cash dividends paid to shareholders	(80,038)	(77,779)
Increase in revolving credit facility and short term borrowings	169	2,895
Repayments on debt	(11,584)	(36,156)
Contingent consideration paid	(327)	—
Purchases of redeemable noncontrolling interest	(14,173)	—
Proceeds from issuance of stock in connection with stock options	—	200
Employee withholding taxes paid	(1,275)	(1,339)
Net cash used in financing activities	(107,228)	(112,179)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42,529)	3,853
Net change in cash, cash equivalents and restricted cash	(175,561)	(151,393)
Cash, cash equivalents and restricted cash at beginning of year	623,945	648,522
Cash, cash equivalents and restricted cash at end of period	$448,384	$497,129
Supplemental Disclosures:
Interest paid, net of amounts capitalized	$41,755	$48,506
Income taxes paid	32,636	33,326
Accrued capital expenditures	19,013	14,241

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2019	$16,066	$3,793,609	$3,956,221	$(702,227)	(21,906,935)	$(1,030,718)	$10,423	$6,043,374
Net income			108,829				844	109,673
Adoption of ASU 2016-02			23,094					23,094
Adoption of ASU 2017-12			981					981
Cumulative translation adjustment				42,377				42,377
Losses on derivatives qualifying as hedges; net of tax $44				(97)				(97)
Pension liability and postretirement adjustment; net of tax $836				2,593				2,593
Cash dividends declared ($0.73 per share)			(77,799)					(77,799)
Stock options/SSARs		3,424			13,978	660		4,084
Vested restricted stock units and awards		(2,405)			13,401	629		(1,776)
Stock-based compensation		7,604						7,604
Redeemable NCI		370						370
Balance at March 31, 2019	$16,066	$3,802,602	$4,011,326	$(657,354)	(21,879,556)	$(1,029,429)	$11,267	$6,154,478

(DOLLARS IN THOUSANDS)	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock		Non-controlling interest	Total
					Shares	Cost
Balance at January 1, 2020	$16,066	$3,823,152	$4,117,804	$(716,894)	(21,738,838)	$(1,022,824)	$12,244	$6,229,548
Net income			124,607				617	125,224
Cumulative translation adjustment				(452,278)				(452,278)
Gains on derivatives qualifying as hedges; net of tax $(176)				1,447				1,447
Pension liability and postretirement adjustment; net of tax $(1,022)				3,517				3,517
Cash dividends declared ($0.75 per share)			(80,062)					(80,062)
Stock options/SSARs		(490)			13,763	672		182
Vested restricted stock units and awards		(1,827)			11,195	532		(1,295)
Stock-based compensation		8,624						8,624
Redeemable NCI		5,806						5,806
Dividends paid on noncontrolling interest and Other			(2)				(37)	(39)
Balance at March 31, 2020	$16,066	$3,835,265	$4,162,347	$(1,164,208)	(21,713,880)	$(1,021,620)	$12,824	$5,840,674

See Notes to Consolidated Financial Statements

INTERNATIONAL FLAVORS & FRAGRANCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These interim statements and related management’s discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes and management’s discussion and analysis of results of operations, liquidity and capital resources included in our 2019 Annual Report on Form 10-K (“2019 Form 10-K”). These interim statements are unaudited. The year-end balance sheet data included in this Form 10-Q was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. We have historically operated and continue to operate on a 52/53 week fiscal year ending on the Friday closest to the last day of the quarter. For ease of presentation, March 31 and December 31 are used consistently throughout this Form 10-Q and these interim financial statements and related notes to represent the period-end dates. For the 2020 and 2019 quarters, the actual closing dates were April 3 and March 29, respectively. The unaudited interim financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair statement of the results for the periods presented. When used herein, the terms “IFF,” the “Company,” “we,” “us” and “our” mean International Flavors & Fragrances Inc. and its consolidated subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The inputs into our judgments and estimates consider the current economic implications of COVID-19 on our critical and significant accounting estimates, including estimates associated with future cash flows that are used in assessing the risk of impairment of certain long lived assets. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Company's statement of cash flows periods ended March 31, 2020 and March 31, 2019 to the amounts reported in the Company's balance sheet as at March 31, 2020, December 31, 2019, March 31, 2019 and December 31, 2018.

(DOLLARS IN THOUSANDS)	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Current assets
Cash and cash equivalents	$433,246	$606,823	$483,504	$634,897
Restricted cash	9,699	17,122	13,625	13,625
Noncurrent assets
Restricted cash included in Other assets	5,439	—	—	—
Cash, cash equivalents and restricted cash	$448,384	$623,945	$497,129	$648,522

Accounts Receivable
The Company has various factoring agreements in the U.S. and The Netherlands under which it can factor up to approximately $100 million in receivables. In addition, the Company has factoring agreements sponsored by certain customers. Under all of the arrangements, the Company sells the receivables on a non-recourse basis to unrelated financial institutions and accounts for the transactions as a sale of receivables. The applicable receivables are removed from the Company's Consolidated Balance Sheet when the cash proceeds are received by the Company.
Through these factoring programs, the Company removed $200.3 million and $205.7 million of receivables from its balance sheet for the periods ended March 31, 2020 and December 31, 2019, respectively.
The impact on cash provided by operations from participating in these programs was a decrease of $5.4 million for the three months ended March 31, 2020 and an increase of $5.2 million for the three months ended March 31, 2019.
The cost of participating in these programs was $1.2 million for both of the periods ending March 31, 2020 and 2019.

Revenue Recognition
The Company recognizes revenue when control of the promised goods is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods. Sales, value added, and other taxes the Company collects are excluded from revenues. The Company receives payment in accordance with standard customer terms.
The following table presents the Company's revenues disaggregated by product categories:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Taste
Flavor compounds	$576,368	$567,314
Savory solutions	155,764	136,337
Inclusions	30,146	28,633
Nutrition and specialty ingredients	43,955	44,208
Flavor ingredients	24,089	28,310
Total Taste	830,322	804,802
Scent
Fine fragrances	94,150	106,074
Consumer fragrance	314,028	283,221
Fragrance ingredients	108,817	103,305
Total Scent	516,995	492,600
Total revenues	$1,347,317	$1,297,402

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
The following table reflects the balances in the Company's accounts receivable, contract assets, and contract liabilities for the periods ended March 31, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	March 31, 2020	December 31, 2019
Receivables (included in Trade receivables)	$961,842	$892,625
Contract asset - Short term	1,951	2,736
Contract liabilities - Short term	11,379	11,107

Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU is intended to simplify various aspects related to the cessation of reference rates in certain financial markets that would otherwise create modification accounting or changes in estimate. This guidance is effective for March 12, 2020 through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2020 but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

Contract (a consensus of the FASB Emerging Issues Task Force).” The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The Company adopted the guidance effective the first day of its 2020 fiscal year. The adoption did not have an impact on its consolidated financial statements but may impact the Company in the future as and when it enters into cloud computing arrangements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans (Subtopic 715-20)", which modifies the disclosure requirements on company-sponsored defined benefit plans. The ASU is effective for fiscal years beginning after December 15, 2020 on a retrospective basis to all periods presented. Early adoption is permitted. The Company adopted the guidance effective the first day of its 2020 fiscal year. The adoption did not have an impact on its Consolidated Financial Statements and will have a minimal impact on its disclosures in future periods.
Adoption of Standard Related to Expected Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", with subsequent amendments, which requires issuers to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses, which may result in earlier recognition of losses.
The Company adopted the guidance effective the first day of its 2020 fiscal year and performed an evaluation of the applicable criteria, including the aging of its trade receivables, recent write-off history and other factors related to future macroeconomic conditions. As a result of the evaluation, the Company determined that no adjustment would be required to the level of its allowances for bad debts or to the carrying value of any other financial asset.
The Company is exposed to credit losses primarily through its sales of products. To determine the appropriate allowance for expected credit losses, the Company considers certain credit quality indicators, such as aging, collection history, and creditworthiness of debtors. Regional and Global Credit committees review and approve specific customer allowance reserves. The allowance for expected credit losses is primarily based on two primary factors: i) the aging of the different categories of trade receivables, and ii) a specific reserve for accounts identified as uncollectable.
The Company also considers current and future economic conditions in the determination of the allowance. At March 31, 2020, the Company reported $961.8 million of trade receivables, net of allowances of $18.7 million. Based on an aging analysis at March 31, 2020, approximately 87% of our accounts receivable were current based on the payment terms of the invoice. Receivables that are past due by over 365 days account for less than 1% of our accounts receivable.
The following is a rollforward of the Company's allowances for bad debts for the three months ended March 31, 2020:

(DOLLARS IN THOUSANDS)	Allowances for Bad Debts
Balance at December 31, 2019	$16,428
Bad debt expense	4,751
Write-offs	(1,301)
Foreign exchange	(1,150)
Balance at March 31, 2020	$18,728

The Company adjusted the amount of the allowances for bad debts as of December 31, 2019 to reflect the correct classification of amounts between the allowances for bad debts and Trade Receivables. The adjustment was for $8.2 million and had the effect of increasing both the allowances for bad debts and Trade Receivables.
During the first quarter of 2020, the Company increased its allowances for bad debts by approximately $3.0 million to reflect higher expected future write-offs of receivables due to the impact of the COVID-19 pandemic and its impact on the liquidity of certain customers.

NOTE 2. NET INCOME PER SHARE
A reconciliation of the shares used in the computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019
Net Income
Net income attributable to IFF stockholders	$124,607	$108,829
Add: Reduction in redemption value of redeemable noncontrolling interests in excess of earnings allocated	5,806	370
Net income available to IFF stockholders	$130,413	$109,199
Shares
Weighted average common shares outstanding (basic)(1)	112,082	111,864
Adjustment for assumed dilution(2):
Stock options and restricted stock awards	349	362
SPC portion of TEUs	1,163	1,163
Weighted average shares assuming dilution (diluted)	113,594	113,389

Net Income per Share
Net income per share - basic	$1.16	$0.97
Net income per share - diluted	1.15	0.96

_______________________

(1)
For the three months ended March 31, 2020 and 2019, the tangible equity units (“TEUs”) were assumed to be outstanding at the minimum settlement amount for basic earnings per share. See below for details.

(2)	Effect of dilutive securities includes dilution under stock plans and incremental impact of TEUs. See below for details.
The Company declared a quarterly dividend to its shareholders of $0.75 and $0.73 for the three months ended March 31, 2020 and 2019, respectively.
There were no stock options or stock-settled appreciation rights (“SSARs”) excluded from the computation of diluted net income per share for the three months ended March 31, 2020 and 2019.
The Company issued 16,500,000 TEUs, consisting of a prepaid stock purchase contract ("SPC") and a senior amortizing note, for net proceeds of $800.2 million on September 17, 2018. For purposes of calculating basic net income per share, the SPCs were assumed to be settled at the minimum settlement amount of 0.3134 shares per SPC for March 31, 2020 and 2019, respectively. For purposes of calculating diluted earnings per share, the SPCs were assumed to be settled at a conversion factor not to exceed 0.3839 on March 31, 2020 and 2019, respectively. The SPC conversion factor is based on the 20 day volume-weighted average price (“VWAP”) per share of the Company’s common stock. Per the TEU agreement, the maximum settlement amount is 0.3839 shares per SPC.
The Company has issued shares of purchased restricted common stock and purchased restricted common stock units (collectively “PRSUs”) which contain rights to nonforfeitable dividends while these shares are outstanding and thus are considered participating securities. Such securities are required to be included in the computation of basic and diluted earnings per share pursuant to the two-class method. The Company did not present the two-class method since the difference between basic and diluted net income per share for both unrestricted common shareholders and PRSU shareholders was less than $0.01 per share for each period presented, and the number of PRSUs outstanding as of March 31, 2020 and 2019 was immaterial. Net income allocated to such PRSUs was $0.2 million for both the three months ended March 31, 2020 and 2019.
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
Completion of the DuPont N&B Transaction is subject to various closing conditions, including, among other things, (1) approval by IFF’s shareholders of the issuance of IFF Common Stock in connection with the transaction; (2) the effectiveness of the registration statements to be filed with the Securities and Exchange Commission pursuant to the Merger Agreement; and (3) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period has expired), and obtaining certain other consents, authorizations, orders or approvals from governmental authorities. We expect that the transaction will close in early 2021.
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
2019 Acquisition Activity
During the second quarter of 2019, the Company acquired the remaining 50% interest in an equity method investee located in Canada. The purchase of the additional interest increased the Company's ownership of the investee to 100%. The purchase price for the remaining 50% was approximately $37 million, including cash and an accrual for the amount expected to be paid in contingent consideration. The Company began to consolidate the results of the acquired entity from the date on which it acquired the remaining 50% interest during the second quarter of 2019. Goodwill of approximately $30 million and intangible assets of $20 million were recorded in connection with the acquisition.
During the first quarter of 2019, the Company acquired 70% of a company in Europe and increased its ownership of an Asian company from 49% to 60%. The total purchase price for the two acquisitions made in the first quarter of 2019 was $52 million, excluding cash acquired and including $19 million of contingent consideration and deferred payments. The purchase price allocations have been performed and resulted in goodwill of approximately $47 million and intangible assets of $28 million.
During the first quarter of 2020, the Company completed the purchase price allocations for all three of the transactions that were made during 2019. As a result of finalizing the purchase price allocations, adjustments were recorded to increase fixed assets by $13 million and customer relationships and other intangible assets by $5 million and to decrease goodwill by $15 million. The income statement impact of the finalization of purchase accounting was not material.
Pro forma information has not been presented as the entities acquired in 2019 were not material.
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

Frutarom Integration Initiative
In connection with the acquisition of Frutarom, the Company began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, the Company expects to close approximately 35 manufacturing sites over the next twelve months with most of the closures targeted to occur before the end of fiscal 2021. During 2019, the Company announced the closure of ten facilities, of which six facilities are in Europe, Africa and Middle East, two facilities in Latin America, and one facility in each North America and Greater Asia regions. During the three months ended March 31, 2020, the Company announced the closure of four facilities, of which two facilities are in Europe, Africa and Middle East, one facility in Latin America, and one facility in North America. Since the inception of the initiative to date, the Company has expensed $15.3 million. Total costs for the program are expected to be approximately $60 million including cash and non-cash items.
2019 Severance Program
During the year ended December 31, 2019, the Company incurred severance charges related to approximately 190 headcount reductions, excluding those previously mentioned under the Frutarom Integration Initiative. The headcount reductions primarily related to the Scent business unit with additional amounts related to headcount reductions in all business units associated with the establishment of a new shared service center in Europe. Since the inception of the program, the Company has expensed $21.3 million to date. Total costs for the program are expected to be approximately $25 million.
2017 Productivity Program
In connection with the 2017 Productivity Program, the Company recorded $24.5 million of charges related to personnel costs and lease termination costs since the program's inception to date. Total costs for the program are expected to be approximately $25 million.
Changes in Restructuring Liabilities
Changes in restructuring liabilities by program during the three months ended March 31, 2020 were as follows:

(DOLLARS IN THOUSANDS)	Balance at December 31, 2019	Additional Charges (Reversals), Net	Non-Cash Charges	Cash Payments	Balance at March 31, 2020
2017 Productivity Program
Severance	$1,106	$—	$—	$(146)	$960
Other(1)	88	—	—	—	88
Frutarom Integration Initiative
Severance	4,038	1,869	—	(928)	4,979
Fixed asset write down	—	3,366	(3,366)	—	—
Other(1)	2,485	(317)	—	1	2,169
2019 Severance Plan
Severance	12,897	—	—	(1,048)	11,849
Other(1)	471	—	—	—	471
Total restructuring	$21,085	$4,918	$(3,366)	$(2,121)	$20,516
_______________________

(1)	Other includes supplier contract termination costs, consulting and advisory fees.

Charges by Segment
The following table summarizes the total amount of costs incurred in connection with these restructuring programs by segment:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Taste	$4,918	$2,553
Scent	—	10,900
Shared IT & Corporate Costs	—	2,721
Total Restructuring and other charges, net	$4,918	$16,174

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Goodwill
Movements in goodwill during 2020 were as follows:

(DOLLARS IN THOUSANDS)	Goodwill
Balance at December 31, 2019	$5,497,596
Measurement period adjustments(1)	(15,283)
Foreign exchange	(214,754)
Balance at March 31, 2020	$5,267,559

_______________________

(1)	Measurement period adjustments relate to adjustments recorded in connection with completing the purchase price allocation related to the 2019 Acquisition Activity. See Note 3 for details.
Reallocation of goodwill
In the first quarter of 2020, in connection with the reorganization of the Company's reporting structure, certain entities were moved between reporting units. As a result of the movements, Goodwill was reallocated between reporting units as follows:

(DOLLARS IN THOUSANDS)	Increase (decrease) to Goodwill
Cosmetic active ingredients	$110,788
Natural Product Solutions	(78,945)
Fine Ingredients	(29,221)
Taste	(2,622)
Total	$—
See Note 11 for further information on the reorganization.

Other Intangible Assets
Other intangible assets, net consisted of the following amounts:

	March 31,	December 31,
(DOLLARS IN THOUSANDS)	2020	2019
Asset Type
Customer relationships	$2,561,536	$2,653,446
Trade names & patents	174,134	178,968
Technological know-how	455,226	468,256
Other	22,410	40,362
Total carrying value	3,213,306	3,341,032
Accumulated Amortization
Customer relationships	(348,509)	(302,047)
Trade names & patents	(30,595)	(27,213)
Technological know-how	(137,162)	(135,269)
Other	(19,594)	(24,568)
Total accumulated amortization	(535,860)	(489,097)
Other intangible assets, net	$2,677,446	$2,851,935

Amortization
Amortization expense was $48.4 million and $47.6 million for the three months ended March 31, 2020 and 2019, respectively.
Amortization expense for the next five years is expected to be as follows:

(DOLLARS IN THOUSANDS)	2020	2021	2022	2023	2024
Estimated future intangible amortization expense	$135,577	$178,000	$174,245	$174,135	$174,135

NOTE 6.     OTHER ASSETS
Other assets consisted of the following amounts:

(DOLLARS IN THOUSANDS)	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$287,301	$287,870
Deferred income taxes	96,109	125,552
Overfunded pension plans	89,819	85,657
Cash surrender value of life insurance contracts	43,694	47,578
Other(a)	69,730	61,759
Total	$586,653	$608,416
_______________________

(a)	Includes finance lease right-of-use assets, restricted cash, land usage rights in China and long term deposits.

NOTE 7.    DEBT
Debt consisted of the following:

(DOLLARS IN THOUSANDS)	Effective Interest Rate	March 31, 2020	December 31, 2019
2020 Notes(1)	3.69%	$299,598	$299,381
2021 Euro Notes(1)	0.82%	327,408	334,561
2023 Notes(1)	3.30%	299,080	299,004
2024 Euro Notes(1)	1.88%	546,009	558,124
2026 Euro Notes(1)	1.93%	870,689	890,183
2028 Notes(1)	4.57%	396,766	396,688
2047 Notes(1)	4.44%	493,676	493,571
2048 Notes(1)	5.12%	786,050	785,996
Term Loan(1)	3.65%	239,665	239,621
Amortizing Notes(1)	6.09%	70,882	82,079
Bank overdrafts and other		2,594	3,131
Deferred realized gains on interest rate swaps		57	57
Total debt		4,332,474	4,382,396
Less: Short-term borrowings(2)		(385,569)	(384,958)
Total Long-term debt		$3,946,905	$3,997,438

_______________________

(1)	Amount is net of unamortized discount and debt issuance costs.

(2)	Includes bank borrowings, overdrafts and current portion of long-term debt.
NOTE 8.  LEASES
The Company has operating leases for corporate offices, manufacturing facilities, research and development facilities, and certain transportation and office equipment, all of which are operating leases. The Company's leases have remaining lease terms of up to 40 years, some of which include options to extend the leases for up to 5 years.
The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN THOUSANDS)	March 31, 2020	March 31, 2019
Operating lease cost	$12,443	$12,469
Finance lease cost	753	—
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
(DOLLARS IN THOUSANDS)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,331	$11,076
Operating cash flows for finance leases	33	—
Financing cash flows for finance leases	721	—
Right-of-use assets obtained in exchange for lease obligations
Operating leases	10,968	9,249
Finance leases	1,930	452

NOTE 9. INCOME TAXES
Uncertain Tax Positions
As of March 31, 2020, the Company had $71.4 million of unrecognized tax benefits recorded in Other liabilities and $0.7 million recorded to Other current liabilities. If these unrecognized tax benefits were recognized, the effective tax rate would be affected.
At March 31, 2020, the Company had accrued interest and penalties of $14.2 million classified in Other liabilities and less than $0.1 million classified in Other current liabilities.
As of March 31, 2020, the Company’s aggregate provisions for uncertain tax positions, including interest and penalties, was $86.4 million associated with tax positions asserted in various jurisdictions, none of which is individually material.
The Company regularly repatriates earnings from non-U.S. subsidiaries. As the Company repatriates these funds to the U.S., they will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2020, the Company had a deferred tax liability of $42.6 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
The Company has ongoing income tax audits and legal proceedings which are at various stages of administrative or judicial review. In addition, the Company has open tax years with various taxing jurisdictions that range primarily from 2010 to 2019. Based on currently available information, the Company does not believe the outcome of any of these tax audits and other tax positions related to open tax years, when finalized, will have a material impact on its results of operations.
The Company also has other ongoing tax audits and legal proceedings that relate to indirect taxes, such as value-added taxes, sales and use taxes and property taxes, which are discussed in Note 15.
Effective Tax Rate
The effective tax rate for the three months ended March 31, 2020 was 17.1% compared with 17.4% for the three months ended March 31, 2019. The quarter-over-quarter decrease is primarily due to lower repatriation costs and the reversal of loss provisions, partially offset by an unfavorable mix of earnings.
NOTE 10.    STOCK COMPENSATION PLANS
The Company has various plans under which its officers, senior management, other key employees and directors may be granted equity-based awards. Equity awards outstanding under the plans include PRSUs, restricted stock units ("RSUs"), SSARs and Long-Term Incentive Plan awards. Liability-based awards outstanding under the plans are cash-settled RSUs.
Stock-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Equity-based awards	$8,624	$7,604
Liability-based awards	(639)	730
Total stock-based compensation expense	7,985	8,334
Less: Tax benefit	(1,394)	(1,382)
Total stock-based compensation expense, after tax	$6,591	$6,952
NOTE 11. SEGMENT INFORMATION
During the first quarter of 2020, the Company reorganized its reporting structure and combined substantially all of the components of the former Frutarom reportable operating segment into the former Taste reportable operating segment. Prior year amounts have been recast to conform to the current year reporting structure. As a result of the reorganization, the Company is now organized into two reportable operating segments, Taste and Scent; these segments align with the internal structure used to manage these businesses.
Taste is comprised of a diversified portfolio across flavor compounds, savory solutions, inclusions and nutrition and specialty ingredients. Flavor compounds provide unique flavors that are ultimately used by IFF's customers in savory products, beverages, sweets, and dairy products. Savory solutions include marinades or powder blends of flavors, natural colors, seasonings, functional ingredients and natural anti-oxidants that are primarily designed for the meat and fish industry. Inclusions provide taste and texture by, among other things, combining flavorings with fruit, vegetables, and other natural ingredients for a wide range of food products, such as health snacks, baked goods, cereals, pastries, ice cream and other dairy products. Nutrition and specialty ingredients primarily consist of natural health ingredients, natural food protection, natural colors and flavor ingredients. The flavor ingredients market includes natural flavor extracts, specialty botanical extracts, distillates, essential oils, citrus products, aroma chemicals, and natural gums and resins. Such ingredients are used for food, beverage, and flavors and are often sold directly to food and beverage manufacturers who use them in producing consumer products.
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
Reportable segment information was as follows:

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Net sales:
Taste	$830,322	$804,802
Scent	516,995	492,600
Consolidated	$1,347,317	$1,297,402
Segment profit:
Taste	$137,347	$131,402
Scent	105,395	89,953
Global expenses	(20,393)	(16,667)
Operational Improvement Initiatives (a)	—	(406)
Frutarom Integration Related Costs (b)	(3,650)	(14,897)
Restructuring and Other Charges, net (c)	(4,918)	(16,174)
(Losses) gains on sale of assets	(754)	188
Frutarom Acquisition Related Costs (d)	(813)	(9,529)
Compliance Review & Legal Defense Costs (e)	(649)	—
N&B Transaction Related Costs (f)	(5,199)	—
N&B Integration Related Costs (g)	(10,144)	—
Operating profit	196,222	163,870
Interest expense	(32,140)	(36,572)
Other (loss) income, net	(10,574)	7,278
Income before taxes	$153,508	$134,576

(a)	Represents accelerated depreciation related to a plant relocation in India.

(b)
Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.

(c)
For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Charges program.

(d)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs.

(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the pending transaction with Nutrition & Biosciences Inc.
(g)	Represents costs related to the integration of the pending transaction with Nutrition & Biosciences Inc.

Net sales, which are attributed to individual regions based upon the destination of product delivery, were as follows:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Europe, Africa and Middle East	$543,130	$529,606
Greater Asia	309,508	287,962
North America	303,387	301,059
Latin America	191,292	178,775
Consolidated	$1,347,317	$1,297,402

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Net sales related to the U.S.	$270,686	$272,803
Net sales attributed to all foreign countries	1,076,631	1,024,599

No non-U.S. country had net sales in any period presented greater than 6% of total consolidated net sales.
NOTE 12. EMPLOYEE BENEFITS
Pension and other defined contribution retirement plan expenses included the following components:

(DOLLARS IN THOUSANDS)	U.S. Plans
	Three Months Ended March 31,
	2020	2019
Service cost for benefits earned(1)	$400	$474
Interest cost on projected benefit obligation(2)	4,263	5,453
Expected return on plan assets(2)	(7,083)	(6,983)
Net amortization and deferrals(2)	1,858	1,275
Net periodic benefit (income) cost	$(562)	$219

(DOLLARS IN THOUSANDS)	Non-U.S. Plans
	Three Months Ended March 31,
	2020	2019
Service cost for benefits earned(1)	$5,940	$4,873
Interest cost on projected benefit obligation(2)	3,245	4,435
Expected return on plan assets(2)	(11,614)	(10,904)
Net amortization and deferrals(2)	3,834	2,922
Net periodic benefit (income) cost	$1,405	$1,326

_______________________

(1)	Included as a component of Operating profit.

(2)	Included as a component of Other loss (income), net.
The Company expects to contribute a total of $4.4 million to its U.S. pension plans and a total of $20.9 million to its Non-U.S. Plans during 2020. During the three months ended March 31, 2020, no contributions were made to the qualified U.S. pension plans, $3.9 million of contributions were made to the non-U.S. pension plans, and $1.5 million of benefit payments were made with respect to the Company's non-qualified U.S. pension plan.
Expense recognized for postretirement benefits other than pensions included the following components:

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Service cost for benefits earned	$143	$148
Interest cost on projected benefit obligation	474	578
Net amortization and deferrals	(1,153)	(1,194)
Total postretirement benefit income	$(536)	$(468)

The Company expects to contribute $3.8 million to its postretirement benefits other than pension plans during 2020. In the three months ended March 31, 2020, $1 million of contributions were made.
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) using the London Interbank Offer Rate ("LIBOR") swap curve and forward interest and exchange rates at period end. Such instruments are classified as Level 2 based on the observability of significant inputs to the model. The Company does not have any instruments classified as Level 3, other than those included in pension asset trusts as discussed in Note 16 of our 2019 Form 10-K.
These valuations take into consideration the Company's credit risk and its counterparties’ credit risk. The estimated change in the fair value of these instruments due to such changes in its own credit risk (or instrument-specific credit risk) was immaterial as of March 31, 2020.
The carrying values and the estimated fair values of financial instruments at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020		December 31, 2019
(DOLLARS IN THOUSANDS)	Carrying Value	Fair Value	Carrying Value	Fair Value
LEVEL 1
Cash and cash equivalents(1)	$433,246	$433,246	$606,823	$606,823
LEVEL 2
Credit facilities and bank overdrafts(2)	2,594	2,594	3,131	3,131
Derivatives
Derivative assets(3)	32,892	32,892	3,575	3,575
Derivative liabilities(3)	5,631	5,631	7,415	7,415
Long-term debt:(4)
2020 Notes	299,598	301,191	299,381	302,700
2021 Euro Notes	327,408	327,667	334,561	338,244
2023 Notes	299,080	303,381	299,004	305,580
2024 Euro Notes	546,009	549,159	558,124	586,825
2026 Euro Notes	870,689	822,800	890,183	945,306
2028 Notes	396,766	418,176	396,688	441,500
2047 Notes	493,676	446,510	493,571	526,106
2048 Notes	786,050	823,569	785,996	919,040
Term Loan(2)	239,665	240,000	239,621	240,000
Amortizing Notes(5)	70,882	71,810	82,079	84,430
_______________________

(1)	The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

(2)	The carrying amount approximates fair value as the interest rate is reset frequently based on current market rates as well as the short maturity of those instruments.

(3)	The carrying amount approximates fair value as the instruments are marked-to-market and held at fair value on the Consolidated Balance Sheet.

(4)	The fair value of the Company's long-term debt was calculated using discounted cash flows applying current interest rates and current credit spreads based on its own credit risk.

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
Cash Flow Hedges
The Company maintains several forward currency contracts which qualified as cash flow hedges. The objective of these hedges is to protect against the currency risk associated with forecasted U.S. dollar ("USD") denominated raw material purchases made by Euro ("EUR") functional currency entities which result from changes in the EUR/USD exchange rate. The effective portions of cash flow hedges are recorded in OCI as a component of Gains (losses) on derivatives qualifying as hedges in the accompanying Consolidated Statement of Income and Comprehensive (Loss) Income. Realized gains/(losses) in AOCI related to cash flow hedges of raw material purchases are recognized as a component of Cost of goods sold in the accompanying Consolidated Statement of Income and Comprehensive (Loss) Income in the same period as the related costs are recognized.
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
Cross Currency Swaps
During the third quarter of 2019, the Company entered into four new EUR/USD cross currency swaps that mature through May 2023 covering the same notional amounts of debt. The new swaps qualified as net investment hedges in order to mitigate a portion of the Company's net European investments from foreign currency risk. As of March 31, 2020, these swaps were in a net asset position with an aggregate fair value of $27.7 million which was classified as other current assets. Changes in fair value related to cross currency swaps are recorded in OCI.
The following table shows the notional amount of the Company’s derivative instruments outstanding as of March 31, 2020 and December 31, 2019:

(DOLLARS IN THOUSANDS)	March 31, 2020	December 31, 2019
Foreign currency contracts	$242,904	$473,600
Cross currency swaps	600,000	600,000

The following tables show the Company’s derivative instruments measured at fair value (Level 2 of the fair value hierarchy), as reflected in the Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$2,803	$2,421	$5,224
Cross currency swaps	27,668	—	27,668
	$30,471	$2,421	$32,892
Derivative liabilities(b)
Foreign currency contract	$—	$5,631	$5,631

	December 31, 2019
(DOLLARS IN THOUSANDS)	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative assets(a)
Foreign currency contracts	$1,310	$2,265	$3,575
Derivative liabilities(b)
Foreign currency contracts	$797	$2,431	$3,228
Interest rate swaps	4,187	—	4,187
Total derivative liabilities	$4,984	$2,431	$7,415

 _______________________

(a)	Derivative assets are recorded to Prepaid expenses and other current assets in the Consolidated Balance Sheet.

(b)	Derivative liabilities are recorded as Other current liabilities in the Consolidated Balance Sheet.
The following table shows the effect of the Company’s derivative instruments which were not designated as hedging instruments in the Consolidated Statement of Income and Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019 (in thousands):

	Amount of Gain (Loss)		Location of Gain (Loss) Recognized in Income on Derivative
(DOLLARS IN THOUSANDS)	Three Months Ended March 31,
	2020	2019
Foreign currency contracts(1)	$(7,663)	$926	Other (income) expense, net

 _______________________

(1)	The foreign currency contract net gains (losses) offset any recognized gains (losses) arising from the revaluation of the related intercompany loans during the same respective periods.
The following table shows the effect of the Company’s derivative and non-derivative instruments designated as cash flow and net investment hedging instruments, net of tax, in the Consolidated Statement of Income and Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign currency contracts	$1,231	$(312)	Cost of goods sold	$2,069	$2,372
Interest rate swaps (1)	216	216	Interest expense	(216)	(216)
Derivatives in Net Investment Hedging Relationships:
Cross currency swaps	21,351	10,667	N/A	—	—
Non-Derivatives in Net Investment Hedging Relationships:
2024 Euro Notes	9,569	4,206	N/A	—	—
2021 Euro Notes & 2026 Euro Notes	21,052	9,253	N/A	—	—
Total	$53,419	$24,030		$1,853	$2,156

 _______________________

(1)	Interest rate swaps were entered into as pre-issuance hedges for bond offerings.
The ineffective portion of the above noted cash flow hedges were not material during the three months ended March 31, 2019.
The Company expects that $4.8 million (net of tax) of derivative gain included in AOCI at March 31, 2020, based on current market rates, will be reclassified into earnings within the next 12 months. The majority of this amount will vary due to fluctuations in foreign currency exchange rates.

NOTE 14.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present changes in the accumulated balances for each component of other comprehensive (loss) income, including current period other comprehensive (loss) income and reclassifications out of accumulated other comprehensive loss:

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Gains on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2019	$(373,043)	$2,068	$(345,919)	$(716,894)
OCI before reclassifications	(452,278)	3,300	—	(448,978)
Amounts reclassified from AOCI	—	(1,853)	3,517	1,664
Net current period other comprehensive income (loss)	(452,278)	1,447	3,517	(447,314)
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2020	$(825,321)	$3,515	$(342,402)	$(1,164,208)

(DOLLARS IN THOUSANDS)	Foreign Currency Translation Adjustments	Losses on Derivatives Qualifying as Hedges	Pension and Postretirement Liability Adjustment	Total
Accumulated other comprehensive (loss) income, net of tax, as of December 31, 2018	$(396,996)	$4,746	$(309,977)	$(702,227)
OCI before reclassifications	42,377	2,059	—	44,436
Amounts reclassified from AOCI	—	(2,156)	2,593	437
Net current period other comprehensive income (loss)	42,377	(97)	2,593	44,873
Accumulated other comprehensive (loss) income, net of tax, as of March 31, 2019	$(354,619)	$4,649	$(307,384)	$(657,354)

The following table provides details about reclassifications out of Accumulated other comprehensive loss to the Consolidated Statement of Income and Comprehensive (Loss) Income:

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
(DOLLARS IN THOUSANDS)	2020	2019
Gains (losses) on derivatives qualifying as hedges
Foreign currency contracts	$2,364	$2,711	Cost of goods sold
Interest rate swaps	(216)	(216)	Interest expense
Tax	(295)	(339)	Provision for income taxes
Total	$1,853	$2,156	Total, net of income taxes
Losses on pension and postretirement liability adjustments
Prior service cost	$(4,348)	$2,836	(a)
Actuarial losses	(191)	168	(a)
Tax	1,022	(5,597)	Provision for income taxes
Total	$(3,517)	$(2,593)	Total, net of income taxes
 _______________________

(a)
The amortization of prior service cost and actuarial loss is included in the computation of net periodic benefit cost. Refer to Note 16 of our 2019 Form 10-K for additional information regarding net periodic benefit cost.

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Guarantees and Letters of Credit
The Company has various bank guarantees and letters of credit which are available for use to support its ongoing business operations and to satisfy governmental requirements associated with pending litigation in various jurisdictions.
At March 31, 2020, the Company had total bank guarantees and standby letters of credit of $47.8 million with various financial institutions. Included in the above aggregate amount was a total of $13.8 million for other assessments in Brazil for various income tax and indirect tax disputes related to fiscal years 1998-2011. There were no material amounts utilized under the standby letters of credit as of March 31, 2020.
In order to challenge the assessments in these cases in Brazil, the Company has been required to, and has separately pledged assets, principally property, plant and equipment, to cover assessments in the amount of $7.7 million as of March 31, 2020.
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
Lines of Credit
The Company has various lines of credit which are available to support its ongoing business operations. As of March 31, 2020, the Company had available lines of credit of $97.4 million with various financial institutions, in addition to the $789.7 million of capacity under the Credit Facility. There were no material amounts drawn down pursuant to these lines of credit as of March 31, 2020.
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
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses.
Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  Both assert claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. One also asserts claims under the Israeli Securities Act-1968 against IFF, as well as against Frutarom and certain former Frutarom officers and directors, and asserts claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai.
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
The net book value of the plant in Guangzhou was approximately $59 million as of March 31, 2020.
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
The net book value of the existing plant was approximately $9 million as of March 31, 2020.
Zhejiang Ingredients plant
In the fourth quarter of 2017, the Company concluded discussions with the government regarding the relocation of its Fragrance Ingredients plant in Zhejiang and, based on the agreements reached, expects to receive total compensation payments up to approximately $50 million. The relocation compensation will be paid to the Company over the period of the relocation which is expected to be through the end of 2021. The Company received a payment of $15 million in both the fourth quarter of 2017 and the second quarter of 2019. The third payment of $13.8 million is expected in the second quarter of 2020 with the fourth and final payment expected in the second half of 2020 upon the final environmental inspection.
Production at the facility ceased during 2019. The net book value of the current plant was approximately $10 million as of March 31, 2020.

Total China Operations
The total net book value of all eight plants in China was approximately $199 million as of March 31, 2020.
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
The most significant government-related contingencies exist in Brazil. With regard to the Brazilian matters, the Company believes it has valid defenses for the underlying positions under dispute; however, in order to pursue these defenses, the Company is required to, and has provided, bank guarantees and pledged assets in the aggregate amount of $21.5 million. The Brazilian matters take an extended period of time to proceed through the judicial process and there are a limited number of rulings to date.
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
Brazil Tax Credits
In early January 2020, the Company was informed of a favorable ruling from the Brazilian tax authorities confirming that the Company was entitled to recover the overpayments of certain indirect taxes (known as PIS/COFINS) for the period from November 2011 to December 2018, plus interest on the amount of the overpayments. The overpayments arose from the inclusion of a value added tax known as ICMS in the calculation of the PIS/COFINS tax. The ruling did not, however, settle the question of whether the Company is eligible to recover overpayments based on the gross or the net amount of ICMS amounts paid on PIS/COFINS. The Company calculated the amount of overpayments using the gross method which yields a higher amount than the application of the net method. A final ruling on the gross versus net amount issued is still pending.
In addition to the $8.0 million recognized in the fourth quarter of 2019, during the first quarter of 2020 the Company recognized $3.5 million as an additional recovery on the existing claim. During the first quarter of 2020, the Company also recognized $2.2 million related to a claim from another of its subsidiaries in Brazil. The income is recognized as a reduction in Selling and administrative expenses.
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

NOTE 16.     REDEEMABLE NONCONTROLLING INTERESTS
Through certain subsidiaries of our Frutarom acquisition, there are certain noncontrolling interests that carry redemption features. The noncontrolling interest holders have the right, over a stipulated period of time, to sell their respective interests to Frutarom, and Frutarom has the option to purchase these interests (subject to the same timing). These options carry identical price and conditions of exercise, and will be settled based on the multiple of the average EBITDA of consecutive quarters to be achieved during the period ending prior to the exercise date.
The following table sets forth the details of the Company's redeemable noncontrolling interests:

(DOLLARS IN THOUSANDS)	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$81,806
Acquired through acquisitions during 2019	26,224
Impact of foreign exchange translation	(190)
Share of profit or loss attributable to redeemable noncontrolling interests	1,541
Redemption value adjustment for the current period	(370)
Dividends paid	5,700
Balance at March 31, 2019	$114,711

Balance at December 31, 2019	$99,043
Impact of foreign exchange translation	19,255
Share of profit or loss attributable to redeemable noncontrolling interests	1,987
Redemption value adjustment for the current period	(5,806)
Measurement period adjustments	(1,426)
Exercises of redeemable noncontrolling interests	(10,340)
Balance at March 31, 2020	$102,713
For 2019, the increase in redeemable noncontrolling interests was primarily due to the interests acquired through acquisitions during the first quarter of 2019, as discussed in Note 3.
For 2020, the increase in redeemable noncontrolling interests was primarily due to the impact of foreign exchange translation offset by the exercise of options.
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
In the first quarter of fiscal year 2020, we began operating our business across two segments, Taste and Scent. As part of this new operating model, nearly all of the former Frutarom business segment was consolidated with the Taste segment.
As a leading creator of flavor offerings, we help our customers deliver on the promise of delicious and healthy foods and drinks that appeal to consumers. Our Taste business comprises a diversified portfolio across flavor compounds, savory solutions, inclusions and nutrition and specialty ingredients. While we are a global leader, our flavor compounds are more regional in nature, with different formulas that reflect local taste preferences. Consequently, we manage our flavor compounds geographically, creating products in our regional creative centers which allow us to satisfy local taste preferences, while also helping to ensure regulatory compliance and production standards. The savory solutions, inclusions and nutrition and specialty ingredients products were included in the legacy Frutarom businesses during 2019 and are managed globally under the Taste business segment beginning in the first quarter of 2020.
Our global Scent business creates fragrance compounds and fragrance ingredients that are integral elements in the world’s finest perfumes and best-known household and personal care products. We believe our unique portfolio of natural and synthetic ingredients, global footprint, innovative technologies and know-how, deep consumer insight and customer intimacy make us a market leader in scent.
Impact of COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. Various policies and initiatives have been implemented around the world to reduce the global transmission of COVID-19, including the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies. IFF has been designated an essential business in most locations given that both its Taste and Scent products are used in the manufacture of food products as well as the manufacture of a range of cleaning and hygiene products. Accordingly, although there have been minimal disruptions, most of IFF’s manufacturing facilities remain open and continue to manufacture products.
Health and Safety of our People and Consumers
Employee safety is our first priority, and as a result, we executed our preparedness plans at our manufacturing facilities. We have taken several measures to protect our people, including upgrading cleaning protocols, remote working arrangements, temperature screenings, the use of personal protective equipment including face masks, increased sanitization measures, imposing visitor and travel restrictions, and taking precautions to minimize contact among employees, as part of social distancing, by grouping our professionals into smaller pods and separating their work shifts.
We have implemented other contingency plans, with office-based employees working remotely where possible. We have crisis management teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary. We are also working closely with our contract manufacturers, distributors, contractors and other external business partners.
Customer Demand
In the first quarter of 2020, we experienced increased demand in our flavors compounds and consumer fragrance product categories in response to COVID-19. Two areas where demand has declined significantly starting in March 2020 are: 1) flavors used in retail food services, and 2) our fine fragrances and cosmetic actives product categories. These declines are primarily a result of travel and shelter-in-place restrictions and the closure of retail outlets. Operating profit margin is expected to decline year-over-year in the second quarter of 2020 as a result of decreased sales in these higher margin categories and incremental costs in all categories related to COVID-19. We expect demand to return for fine fragrances and cosmetic actives but the timing is uncertain and depends on how the COVID-19 situation evolves. The ultimate timing and impact of this demand volatility will depend on the duration and scope of the COVID-19 pandemic, overall economic conditions and consumer preferences.
Facilities and Supply Chain
To date, we have incurred some additional costs but there has been minimal disruption to our supply chain network, including the supply of our ingredients, raw materials or other sourced materials. It is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. The disruption we continue to experience primarily relates to distribution of certain raw materials and transport logistics in markets where governments have implemented the strictest regulations including Italy, Spain and India. As a result, some shipments for some orders have been delayed.
In effected locations, we continue to receive shipments from our suppliers and are taking steps to minimize any disruptions on this segment of our supply chain including increasing inventory levels to meet anticipated customer demand in the second and third quarters of 2020. Although almost all of our manufacturing facilities remain operational, we anticipate additional costs to be incurred from labor, shipping, and cleaning as well as higher raw material costs, related to potential COVID-19 supply chain disruptions.
Our manufacturing plants continue to operate world-wide in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. Our manufacturing plants and offices in China were required to close for a limited period of time in February 2020, and a portion of our manufacturing plants in India, Vietnam, and Israel and offices in India, Vietnam, Malaysia and Canada were required to reduce operations as a result of government measures taken to contain the outbreak. All of IFF’s other manufacturing facilities are currently operational. However, some of IFF’s R&D and creative applications centers are closed or operating on limited schedules. To provide for business continuity, we have contracts with third party laboratories that can conduct adequate testing.
The overall impact of COVID-19 on our consolidated results of operations for the first quarter of 2020 was not significant and primarily limited to increased demand in our flavors compounds and consumer fragrance product categories partially offset by declines in flavors used in retail food services and our fine fragrances and cosmetic actives product categories. However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. Based on the length and severity of COVID-19, we may experience continued volatility as a result of retail and travel, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
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
Completion of the DuPont N&B Transaction is subject to various closing conditions, including, among other things, (1) approval by IFF’s shareholders of the issuance of IFF Common Stock in connection with the transaction; (2) the effectiveness of the registration statements to be filed with the Securities and Exchange Commission pursuant to the Merger Agreement; and (3) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which waiting period has expired), and obtaining certain other consents, authorizations, orders or approvals from governmental authorities. We expect that the transaction will close in early 2021.
Financial Performance Overview
Sales
Sales in the first quarter of 2020 increased 4% on a reported basis and 6% on a currency neutral basis (which excludes the effects of changes in currency). Taste sales increased 3% on a reported basis and 5% on a currency neutral basis. Scent achieved sales growth of 5% on a reported basis and 7% on a currency neutral basis in the first quarter of 2020. Consolidated reported and currency neutral sales growth was driven by new wins (net of losses) and volume increases in both Taste and Scent, including increased shipments in certain product categories to support customer demand related to the COVID-19 pandemic, partially offset by Fine Fragrances sales declines in March 2020 due to global stay-at-home and travel restrictions.
Exchange rate variations had an unfavorable impact on net sales for the first quarter of 2020 of 2%. The effect of exchange rates can vary by business and region, depending upon the mix of sales priced in U.S. dollars as compared to other currencies.
Gross Margin
Gross margin increased to 42.0% in the first quarter of 2020 from 40.9% in the 2019 period, principally driven by increased volumes on existing business, new wins (net of losses) and the impact of cost savings and productivity initiatives, partially offset by higher raw materials costs.
Operating profit
Operating profit increased $32.4 million to $196.2 million (14.6% of sales) in the 2020 first quarter compared to $163.9 million (12.6% of sales) in the comparable 2019 period. Foreign currency had a 2.0% unfavorable impact on operating profit in the first quarter of 2020 compared to a 1.3% unfavorable impact on operating profit in the 2019 period. Adjusted operating profit was $222.3 million (16.5% of sales) for the first quarter of 2020, an increase from $204.7 million (15.8% of sales) for the first quarter of 2019, principally driven by increased volumes on existing business, new wins (net of losses) and cost saving and productivity initiatives, partially offset by higher raw materials costs.

Cash flows
Cash, cash equivalents and restricted cash decreased $175.6 million in the three months ended March 31, 2020, as compared to a decrease of $151.4 million in the three months ended March 31, 2019.
Cash flows provided by operations for the three months ended March 31, 2020 was $16.9 million or 1.3% of sales, compared to cash flows provided by operations of $47.2 million or 3.6% of sales for the three months ended March 31, 2019. The decrease in cash provided by operating activities during 2020 was principally driven by higher net working capital (principally related to accounts receivable and accounts payable).
Overall cash, cash equivalents and restricted cash were also affected by exchange rates changes, which resulted in a $42.5 million reduction in cash for the three months ended March 31, 2020 compared to an increase of $3.9 million for the three months ended March 31, 2019. The impact of exchange rate fluctuations was partially offset by lower capital expenditures in the current year and the 2019 Acquisition Activity.
RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	2020	2019	Change
Net sales	$1,347,317	$1,297,402	4%
Cost of goods sold	781,450	766,143	2%
Gross profit	565,867	531,259
Research and development (R&D) expenses	85,909	90,596	(5)%
Selling and administrative (S&A) expenses	229,714	213,182	8%
Amortization of acquisition-related intangibles	48,350	47,625	2%
Restructuring and other charges, net	4,918	16,174	(70)%
Losses (gains) on sales of fixed assets	754	(188)	NMF
Operating profit	196,222	163,870
Interest expense	32,140	36,572	(12)%
Other loss (income), net	10,574	(7,278)	NMF
Income before taxes	153,508	134,576
Taxes on income	26,297	23,362	13%
Net income	$127,211	$111,214
Net income attributable to noncontrolling interests	2,604	2,385	9%
Net income attributable to IFF stockholders	$124,607	$108,829	14%
Diluted EPS	$1.15	$0.96	19%
Gross margin	42.0%	40.9%
R&D as a percentage of sales	6.4%	7.0%
S&A as a percentage of sales	17.0%	16.4%
Operating margin	14.6%	12.6%
Adjusted operating margin	16.5%	15.8%
Effective tax rate	17.1%	17.4%
Segment net sales
Taste	$830,322	$804,802	3%
Scent	516,995	492,600	5%
Consolidated	$1,347,317	$1,297,402
NMF: Not meaningful
Cost of goods sold includes the cost of materials and manufacturing expenses. R&D includes expenses related to the development of new and improved products and technical product support. S&A expenses include expenses necessary to support our commercial activities and administrative expenses supporting our overall operating activities including compliance with governmental regulations.

FIRST QUARTER 2020 IN COMPARISON TO FIRST QUARTER 2019
Sales
Sales for the first quarter of 2020 totaled $1.3 billion, an increase of 4% on a reported basis and 6% on a currency neutral basis as compared to the prior year quarter. The 2019 Acquisition Activity contributed 1% on both a reported and currency neutral basis. Sales growth was primarily driven by new wins (net of losses) and volume increases in both Taste and Scent, including increased shipments to support customer demand related to the COVID-19 pandemic, partially offset by Fine Fragrances sales declines in March 2020 due to global stay-at-home and travel restrictions.
Sales Performance by Segment

	% Change in Sales - First Quarter 2020 vs. First Quarter 2019
	Reported	Currency Neutral
Taste	3%	5%
Scent	5%	7%
Total	4%	6%
_______________________

(1)	Currency neutral sales growth is calculated by translating prior year sales at the exchange rates for the corresponding 2020 period.
Taste
Taste sales in 2020 increased 3% on a reported basis and 5% on a currency neutral basis versus the prior year period. Performance was driven by sales growth in Savory Solutions primarily from new wins (net of losses), and growth in Flavors across all regions.
Scent
Scent sales in 2020 increased 5% on a reported basis and 7% on a currency neutral basis. Sales growth in the Scent business unit was led by Consumer Fragrances primarily driven by new wins (net of losses), followed by Fragrance Ingredients primarily driven by volume increases on existing business. Fine Fragrance declined versus the prior year period, as the temporary disruption of consumer access to retail markets due to COVID-19 led to a deceleration in performance late in the quarter.

Cost of Goods Sold
Cost of goods sold, as a percentage of sales, decreased 110 bps to 58.0% in the first quarter of 2020 compared to 59.1% in the first quarter of 2019, principally driven by increased volumes on existing business and the impact of cost savings and productivity initiatives, partially offset by higher raw material prices.
Research and Development (R&D) Expenses
Overall R&D expenses, as a percentage of sales, decreased to 6.4% in the first quarter of 2020 versus 7.0% in the first quarter of 2019. The decrease as a percentage of sales in 2020 was principally due to an increase in sales over the prior year and a reduction in employee related expenses.
Selling and Administrative (S&A) Expenses
S&A expenses increased $16.5 million to $229.7 million (17.0% of sales), in the first quarter of 2020 compared to $213.2 million (16.4% of sales) in the first quarter of 2019. Adjusted S&A expense increased by $13.2 million to $210.1 million (15.6% of sales) in 2020 compared to $196.9 million (15.2% of sales) in 2019. The increase in S&A expenses and adjusted S&A expenses was due to employee related expenses, including incentive compensation. During the first quarter of 2020, we recognized $5.7 million in income related to the expected recoveries of previously paid indirect taxes in Brazil. The income was recorded as a reduction in S&A expenses.

Restructuring and Other Charges
Frutarom Integration Initiative
In connection with the acquisition of Frutarom, we began to execute an integration plan that, among other initiatives, seeks to optimize its manufacturing network. As part of the Frutarom Integration Initiative, we expect to close approximately 35 manufacturing sites over the next twelve months with most of the closures targeted to occur before the end of fiscal 2021. During the three months ended March 31, 2020, we announced the closure of four facilities, of which two facilities are in Europe, Africa and Middle East, one facility in Latin America, and one facility in North America. Since the inception of the initiative to date, the Company has expensed $15.3 million. Total costs for the program are expected to be approximately $60 million including cash and non-cash items.
Amortization of Acquisition-Related Intangibles
Amortization expenses increased to $48.4 million in the first quarter of 2020 compared to $47.6 million in the first quarter of 2019 principally due to the 2019 Acquisition Activity.
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

	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Segment profit:
Taste	$137,347	$131,402
Scent	105,395	89,953
Global expenses	(20,393)	(16,667)
Operational Improvement Initiatives	—	(406)
Frutarom Integration Related Costs	(3,650)	(14,897)
Restructuring and Other Charges, net	(4,918)	(16,174)
(Losses) gains on sale of assets	(754)	188
Frutarom Acquisition Related Costs	(813)	(9,529)
Compliance Review & Legal Defense Costs	(649)	—
N&B Transaction Related Costs	(5,199)	—
N&B Integration Related Costs	(10,144)	—
Operating profit	$196,222	$163,870
Profit margin:
Taste	16.5%	16.3%
Scent	20.4%	18.3%
Consolidated	14.6%	12.6%

Taste Segment Profit
Taste segment profit increased $5.9 million to $137.3 million in the first quarter of 2020 (16.5% of segment sales) from $131.4 million (16.3% of sales) in the comparable 2019 period. The increase principally reflected volume increases on existing business, new wins (net of losses), and the impact of cost savings initiatives, partially offset by higher raw materials costs.
Scent Segment Profit
Scent segment profit increased $15.4 million to $105.4 million in the first quarter of 2020 (20.4% of segment sales) from $90.0 million (18.3% of sales) in the comparable 2019 period. The increase principally reflected volume increases on existing business and the impact of cost savings and productivity initiatives, partially offset by price increases on raw materials.

Global Expenses
Global expenses represent corporate and headquarters-related expenses which include legal, finance, human resources and R&D and other administrative expenses that are not allocated to an individual business unit. In the first quarter of 2020, Global expenses were $20.4 million compared to $16.7 million during the first quarter of 2019. The increase was principally driven by lower gains from our currency hedging program, and to a lesser extent, higher incentive compensation expense in 2019.
Interest Expense
Interest expense decreased to $32.1 million in the first quarter of 2020 compared to $36.6 million in the 2019 period. This decrease was primarily driven by repayments on the Term Loan and TEUs. Average cost of debt was 2.9% for the 2020 period compared to 3.2% for the 2019 period.
Income Taxes
The effective tax rate for the three months ended March 31, 2020 was 17.1% compared with 17.4% for the three months ended March 31, 2019. Adjusted effective tax rate for the three months ended March 31, 2020 was 16.2%. compared to 18.5% for the first quarter of 2019. The decrease in the both the effective tax rate and the adjusted effective tax rate was largely due to lower repatriation costs and the reversal of loss provisions, partially offset by an unfavorable mix of earnings.
Liquidity and Capital Resources
Cash and Cash Equivalents
We had cash and cash equivalents of $433.2 million at March 31, 2020 compared to $606.8 million at December 31, 2019, of which $323.0 million of the balance at March 31, 2020 was held outside the United States. Cash balances held in foreign jurisdictions are, in most circumstances, available to be repatriated to the United States.
Effective utilization of the cash generated by our international operations is a critical component of our strategy. We regularly repatriate cash from our non-U.S. subsidiaries to fund financial obligations in the U.S. As we repatriate these funds to the U.S. we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. Accordingly, as of March 31, 2020, we had a deferred tax liability of $42.6 million for the effect of repatriating the funds to the U.S., attributable to various non-U.S. subsidiaries. There is no deferred tax liability associated with non-U.S. subsidiaries where we intend to indefinitely reinvest the earnings to fund local operations and/or capital projects.
Restricted Cash
Restricted cash of $15.1 million relates, principally, to amounts escrowed related to certain payments to be made to former Frutarom option holders in future periods. As of March 31, 2020, a portion of this balance, $5.4 million, is classified as a noncurrent asset.
Cash Flows Provided By Operating Activities
Cash flows provided by operations for the three months ended March 31, 2020 was $16.9 million or 1.3% of sales, compared to cash provided by operations of $47.2 million or 3.6% of sales for the three months ended March 31, 2019. The decrease in cash provided by operating activities during 2020 was principally driven by higher net working capital (principally related to accounts receivable and accounts payable).
Working capital (current assets less current liabilities) totaled $1.4 billion at both March 31, 2020 and December 31, 2019.
During the quarter, we have received requests from certain customers for extensions in payment terms. As a result, we have increased our allowances for bad debts and will continue to monitor the reserve.
We have various factoring agreements in the U.S. and The Netherlands under which we can factor up to approximately $100 million in receivables. Under all of the arrangements, we sell the receivables on a non-recourse basis to unrelated financial institutions and account for the transactions as a sale of receivables. The applicable receivables are removed from our Consolidated Balance Sheet when the cash proceeds are received.

As of March 31, 2020, the Company had removed approximately $200 million of receivables. The impact on cash provided by operations from participating in these programs decreased approximately $5 million for the three months ended March 31, 2020. The cost of participating in these programs was approximately $1 million for the three months ended March 31, 2020.
Cash Flows Used In Investing Activities
Net investing activities during the first three months of 2020 used $42.7 million compared to $90.3 million in the prior year period. Additions to property, plant and equipment were $48.3 million during the first three months of 2020 compared to $57.6 million in the first three months of 2019. The decrease in cash used in investing activities was attributable to acquisition activities in the 2019 period.
In light of the logistical difficulties resulting from the COVID-19 pandemic and to preserve our liquidity, where possible we have evaluated and re-prioritized our capital projects. We expect that capital spending in 2020 will be about 4% of sales (net of potential grants and other reimbursements from government authorities), down from 5% in 2019.
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
Total restructuring costs for the program are expected to be approximately $60 million including cash and non-cash items. During the first three months of 2020, we incurred $4.9 million in costs related to the closure of 4 sites. The costs principally related to severance and fixed asset write-downs, with the remainder comprising costs such as contract termination and relocation.
Additionally, during the first three months of 2020, we recorded $3.6 million in advisory services, retention bonuses and performance stock awards costs related to the integration of the Frutarom acquisition.
As a result of the outbreak of COVID-19 and the related uncertainty and complexity of the environment, we now expect that some restructuring activities and their related charges will extend into 2021 rather than being completed at the end of 2020 as previously planned. We continue to target to achieve those savings by the end of 2021, although it is possible the full realization could occur in 2022 because of the impact of COVID-19.
We expect to achieve $145 million of synergy targets, and realized approximately $50 million of cost synergies in 2019. As of the first quarter 2020, we have realized approximately $15 million of cost synergies year-to-date.
Cash Flows Used In Financing Activities
Cash used in financing activities in the first three months of 2020 was $107.2 million compared to $112.2 million in the prior year period. The decrease in cash used in financing activities was principally driven by lower repayments of debt, offset by purchases of redeemable noncontrolling interests in the current year.
We paid dividends totaling $80.0 million in the 2020 period. We declared a cash dividend per share of $0.75 in the first quarter of 2020 that was paid on April 6, 2020 to all shareholders of record as of March 26, 2020.
Our capital allocation strategy seeks to maintain our investment grade rating while investing in the business and continuing to pay dividends and repaying debt. We make capital investments in our businesses to support our operational needs and strategic long term plans. We are committed to maintaining our history of paying a dividend to investors which is determined by our Board of Directors at its discretion based on various factors.
We currently have a board approved stock repurchase program with a total remaining value of $279.7 million. As of May 7, 2018, we have suspended our share repurchases.

Effect of exchange rate changes on cash, cash equivalents and restricted cash
Overall cash, cash equivalents and restricted cash were also affected by exchange rates changes, which resulted in a $42.5 million reduction in cash for the three months ended March 31, 2020 compared to an increase of $3.9 million for the three months ended March 31, 2019.
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
The Credit Facility and Term Loan contain various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers, including the requirement for us to maintain, at the end of each fiscal quarter, a ratio of net debt for borrowed money to adjusted EBITDA in respect of the previous 12-month period, of not more than 4.5 to 1.0, which shall be reduced to 4.25 to 1.0 as of the end of September 30, 2019, 4.0 to 1.0 as of the end of March 31, 2020 and to 3.5 to 1.0 as of the end of March 31, 2021. After the expected closing date of the pending N&B transaction in the first quarter of 2021, the Company’s maximum permitted ratio of Net Debt to Consolidated EBITDA shall be 4.50 to 1.0, stepping down to 3.50 to 1.0 over time (with a step-up if the Company consummates certain qualified acquisitions).
As of March 31, 2020 we had no outstanding borrowings under our $1 billion Credit Facility and $240 million outstanding for the Term Loan. The amount that we are able to draw down under the Credit Facility is limited by financial covenants as described in more detail below. As of March 31, 2020, our draw down capacity was $790 million under the Credit Facility.
At March 31, 2020, we were in compliance with all financial and other covenants, including the net debt to adjusted EBITDA ratio. At March 31, 2020 our Net Debt/adjusted EBITDA(1) ratio was 3.33 to 1.0 as defined by the credit facility agreements, well below the financial covenants of existing outstanding debt.
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

(DOLLARS IN MILLIONS)	Twelve Months Ended March 31, 2020
Net income	$471.7
Interest expense	133.7
Income taxes	100.1
Depreciation and amortization	322.1
Specified items (1)	105.8
Non-cash items (2)	38.9
Adjusted EBITDA	$1,172.3

(1)
Specified items for the 12 months ended March 31, 2020 of $105.8 million, consisted of operational improvement initiatives, acquisition related costs, Frutarom integration related costs, restructuring and other charges, net, FDA mandated product recall, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs and N&B integration related costs.

(2)
Non-cash items represent all other adjustments to reconcile net income to net cash provided by operations as presented on the Statement of Cash Flows, including gain on disposal of assets and stock-based compensation.

(DOLLARS IN MILLIONS)	March 31, 2020
Total debt	$4,332.5
Adjustments:
Cash and cash equivalents	433.2
Net debt	$3,899.3
Senior Notes
As of March 31, 2020, we had $4.05 billion aggregate principal amount outstanding in senior unsecured notes, with $1.75 billion principal amount denominated in EUR and $2.30 billion principal amount denominated in USD. The notes bear interest ranging from 0.50% per year to 5.00% per year, with maturities from September 2020 to September 2048. Of these notes, $300 million in aggregate principal amount of our 3.40% senior notes will mature in September 2020.
Contractual Obligations
We expect to contribute a total of $4.4 million to our U.S. pension plans and a total of $20.9 million to our Non-U.S. plans during 2020. During the three months ended March 31, 2020, there were no contributions made to the qualified U.S. pension plans, $3.9 million of contributions were made to the non-U.S. pension plans, and $1.5 million of benefit payments were made with respect to our non-qualified U.S. pension plan. We also expect to contribute $3.8 million to our postretirement benefits other than pension plans during 2020. During the three months ended March 31, 2020, $1.0 million of contributions were made to postretirement benefits other than pension plans.
As discussed in Note 15 to the Consolidated Financial Statements, at March 31, 2020, we had entered into various guarantees and had undrawn outstanding letters of credit from financial institutions. These arrangements reflect ongoing business operations, including commercial commitments, and governmental requirements associated with audits or litigation that are in process with various jurisdictions. Based on the current facts and circumstances, these arrangements are not reasonably likely to have a material impact on our consolidated financial condition, results of operations, or cash flows.
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
Adjusted gross margin exclude operational improvement initiatives, Frutarom integration related costs, and Frutarom acquisition related costs.
Adjusted selling and administrative expenses exclude Frutarom integration related costs, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, and N&B integration related costs.
Adjusted operating profit and adjusted operating margin exclude operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, and N&B integration related costs.
Adjusted effective tax rate exclude operational improvement initiatives, Frutarom integration related costs, restructuring and other charges, net, losses (gains) on sale of assets, Frutarom acquisition related costs, compliance review & legal defense costs, N&B transaction related costs, and N&B integration related costs .
Net Debt to Combined Adjusted EBITDA is the leverage ratio used in our credit agreement and defined as Net Debt (which is long-term debt less cash and cash equivalents) divided by Combined Adjusted EBITDA. However, as Adjusted EBITDA for these purposes was calculated in accordance with the provisions of the credit agreement, it may differ from the calculation used for other purposes.

A. Reconciliation of Non-GAAP Metrics

Reconciliation of Gross Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$565,867	$531,259
Operational Improvement Initiatives (a)	—	406
Frutarom Integration Related Costs (b)	149	156
Frutarom Acquisition Related Costs (d)	513	7,850
Adjusted (Non-GAAP)	$566,529	$539,671

Reconciliation of Selling and Administrative Expenses
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$229,714	$213,182
Frutarom Integration Related Costs (b)	(3,279)	(14,557)
Frutarom Acquisition Related Costs (d)	(300)	(1,679)
Compliance Review & Legal Defense Costs (e)	(649)	—
N&B Transaction Related Costs (f)	(5,199)	—
N&B Integration Related Costs (g)	(10,144)	—
Adjusted (Non-GAAP)	$210,143	$196,946

Reconciliation of Operating Profit
	Three Months Ended March 31,
(DOLLARS IN THOUSANDS)	2020	2019
Reported (GAAP)	$196,222	$163,870
Operational Improvement Initiatives (a)	—	406
Frutarom Integration Related Costs (b)	3,650	14,897
Restructuring and Other Charges, net (c)	4,918	16,174
Losses (Gains) on Sale of Assets	754	(188)
Frutarom Acquisition Related Costs (d)	813	9,529
Compliance Review & Legal Defense Costs (e)	649	—
N&B Transaction Related Costs (f)	5,199	—
N&B Integration Related Costs (g)	10,144	—
Adjusted (Non-GAAP)	$222,349	$204,688

Reconciliation of Net Income
	Three Months Ended March 31,
	2020				2019
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS (k)	Income before taxes	Taxes on income (i)	Net Income Attributable to IFF (j)	Diluted EPS
Reported (GAAP)	$153,508	$26,297	$124,607	$1.15	$134,576	$23,362	$108,829	$0.96
Operational Improvement Initiatives (a)	—	—	—	—	406	142	264	—
Frutarom Integration Related Costs (b)	3,650	815	2,835	0.02	14,897	3,349	11,548	0.10
Restructuring and Other Charges, net (c)	4,918	1,034	3,884	0.03	16,174	4,031	12,143	0.11
Losses (Gains) on Sale of Assets	754	189	565	—	(188)	(43)	(145)	—
Frutarom Acquisition Related Costs (d)	213	(1,634)	1,847	0.02	9,529	1,530	7,999	0.07
Compliance Review & Legal Defense Costs (e)	649	135	514	—	—	—	—	—
N&B Transaction Related Costs (f)	5,199	—	5,199	0.05	—	—	—	—
N&B Integration Related Costs (g)	10,144	2,168	7,976	0.07	—	—	—	—
Redemption value adjustment to EPS (h)	—	—	—	(0.05)	—	—	—	—
Adjusted (Non-GAAP)	$179,035	$29,004	$147,427	$1.30	$175,394	$32,371	$140,638	$1.24

(a)	Represents accelerated depreciation related to a plant relocation in India.
(b)
Represents costs related to the integration of the Frutarom acquisition. For 2020, costs primarily related to advisory services, retention bonuses and performance stock awards. For 2019, costs principally related to advisory services.

(c)
For 2020, represents costs primarily related to the Frutarom Integration Initiative. For 2019, represents costs primarily related to the Frutarom Integration Initiative and the 2019 Severance Charges program.

(d)
Represents transaction-related costs and expenses related to the acquisition of Frutarom. For 2020, amount primarily includes earn-out payments, net of adjustments, amortization for inventory "step-up" costs and transaction costs principally related to the 2019 Acquisition Activity. For 2019, amount primarily includes amortization for inventory "step-up" costs and transaction costs.

(e)	Costs related to reviewing the nature of inappropriate payments and review of compliance in certain other countries. In addition, includes legal costs for related shareholder lawsuits.
(f)	Represents transaction costs and expenses related to the pending transaction with Nutrition & Biosciences Inc.
(g)	Represents costs related to the integration of the pending transaction with Nutrition & Biosciences Inc.
(h)	Represents the adjustment to EPS related to the excess of the redemption value of certain redeemable noncontrolling interests over their existing carrying value.
(i)
The income tax expense (benefit) on non-GAAP adjustments is computed in accordance with ASC 740 using the same methodology as the GAAP provision of income taxes. Income tax effects of non-GAAP adjustments are calculated based on the applicable statutory tax rate for each jurisdiction in which such charges were incurred, except for those items which are non-taxable or are subject to a valuation allowance for which the tax expense (benefit) was calculated at 0%. For fiscal years 2020 and 2019, these non-GAAP adjustments were not subject to foreign tax credits, but to the extent that such factors are applicable to any future non-GAAP adjustments we will take such factors into consideration in calculating the tax expense (benefit).

(j)	For 2020 and 2019, net income is reduced by income attributable to noncontrolling interest of $2.6M and $2.4M, respectively.
(k)	The sum of these items does not foot due to rounding.
B. Foreign Currency Reconciliation

	Three Months Ended
	March 31,
	2020	2019
Operating Profit:
% Change - Reported (GAAP)	19.7%	(6.3)%
Items impacting comparability	(11.1)%	19.4%
% Change - Adjusted (Non-GAAP)	8.6%	13.1%
Currency Impact	2.0%	1.3%
% Change Year-over-Year - Currency Neutral Adjusted (Non-GAAP)*	10.6%	14.4%
_______________________
* Currency neutral amount is calculated by translating prior year amounts at the exchange rates used for the corresponding 2020 period. Currency neutral operating profit also eliminates the year-over-year impact of cash flow hedging.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995
Statements in this Form 10-Q, that are not historical facts or information, are “forward-looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current assumptions, estimates and expectations and include statements concerning (i) the impacts of COVID-19 and our plans to respond to its implications, (ii) the proposed combination with DuPont’s Nutrition & Biosciences business (“N&B”), (iii) our ability to achieve the anticipated benefits of the Frutarom acquisition, including $145 million of expected synergies,, (iv), (v) expected capital expenditures in 2020, (vi) expected costs associated with our various restructuring activities, (vii) our margin expectations for 2020, (viii) expected cash flow and availability of capital resources to fund our operations and meet our debt service requirements, (ix) our ability to continue to generate value for, and return cash to, our shareholders, and (x) anticipated contributions to our pension plans and other post-retirement programs in 2020. These forward-looking statements should be evaluated with consideration given to the many risks and uncertainties inherent in our business that could cause actual results and events to differ materially from those in the forward-looking statements. Certain of such forward-looking information may be identified by such terms as “expect”, “anticipate”, “believe”, “intend”, “outlook”, “may”, “estimate”, “should”, “predict” and similar terms or variations thereof. Such forward-looking statements are based on a series of expectations, assumptions, estimates and projections about the Company, are not guarantees of future results or performance, and involve significant risks, uncertainties and other factors, including assumptions and projections, for all forward periods. Our actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	disruption in the development, manufacture, distribution or sale of our products from Covid-19 and other public health crises;

•	risks related to the integration of the Frutarom business, including whether we will realize the benefits anticipated from the acquisition in the expected time frame;

•	unanticipated costs, liabilities, charges or expenses resulting from the Frutarom acquisition;

•	our ability to realize expected cost savings and increased efficiencies of the Frutarom integration and our ongoing optimization of our manufacturing facilities;

•	our ability to successfully establish and manage acquisitions, collaborations, joint ventures or partnership;

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

•
disruption in the development, manufacture, distribution or sale of our products from natural disasters, international conflicts, terrorist acts, labor strikes, political crisis, accidents and similar events;

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

•	the impact of the United Kingdom’s expected departure from the European Union;

•	the impact of the phase out of the London Interbank Office Rate (LIBOR) on interest expense;

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
The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., Risk Factors of the 2019 Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There are no material changes in market risk from the information provided in our 2019 Form 10-K.
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
(b) Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are subject to various claims and legal actions in the ordinary course of our business.
Litigation Matters
On August 12, 2019, Marc Jansen filed a putative securities class action against IFF, its Chairman and CEO, and its CFO, in the United States District Court for the Southern District of New York. The lawsuit was filed after IFF disclosed that preliminary results of investigations indicated that Frutarom businesses operating principally in Russia and Ukraine had made improper payments to representatives of customers. On December 26, 2019, the Court appointed a group of six investment funds as lead plaintiff and Pomerantz LLP as lead counsel. On March 16, 2020, lead plaintiff filed an amended complaint, which added Frutarom and certain former officers of Frutarom as defendants. The amended complaint alleges, among other things, that defendants made materially false and misleading statements or omissions concerning IFF’s acquisition of Frutarom, the integration of the two companies, and the companies’ financial reporting and results. The amended complaint asserts claims under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, and under the Israeli Securities Act-1968, against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants, on behalf of a putative class of persons and entities who purchased or otherwise acquired IFF securities on the New York Stock Exchange between May 7, 2018 and August 12, 2019 and persons and entities who purchased or otherwise acquired IFF securities on the Tel Aviv Stock Exchange between October 9, 2018 and August 12, 2019. The amended complaint seeks an award of unspecified compensatory damages, costs, and expenses.
 Two motions to approve securities class actions were filed in the Tel Aviv District Court, Israel, in August 2019, similarly alleging, among other things, false and misleading statements largely in connection with IFF’s acquisition of Frutarom and the above-mentioned improper payments.  Both assert claims under the U.S. federal securities laws against IFF, its Chairman and CEO, and its former CFO. One also asserts claims under the Israeli Securities Act-1968 against IFF, as well as against Frutarom and certain former Frutarom officers and directors, and asserts claims under the Israeli Companies Act-1999 against certain former Frutarom officers and directors.
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
On March 11, 2020, an IFF shareholder filed a motion to approve a class action in Israel against, among others, Frutarom, Yehudai, and Frutarom’s former board of directors, alleging that former minority shareholders of Frutarom were harmed as a result of the US $20 million bonus paid to Yehudai.
ITEM 1a. RISK FACTORS.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K (the "2019 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
Supplemental Risk Factor:
The COVID-19 pandemic may materially and adversely impact IFF’s operations, financial condition, results of operations and cash flows.
COVID-19 was identified in China in late 2019 and has spread globally. Government authorities, including those in countries where IFF has manufacturing and other operations, have taken various measures to try to contain this spread, such as the closure of non-essential businesses, reduced travel, the closure of retail establishments, the promotion of social distancing and remote working policies. These measures have impacted and may further impact IFF's workforce and operations, and the operations of its customers, vendors and suppliers.
The COVID-19 pandemic has subjected IFF’s operations, financial condition and results of operations to a number of risks, including, but not limited to, those discussed below:

•Operations-related risks: As a result of government measures taken to contain the outbreak, IFF’s manufacturing plants and offices in China were required to close for a limited period of time in February 2020, and a portion of IFF’s manufacturing plants in India, Vietnam and Israel were required to reduce operations. Substantially all of IFF’s manufacturing facilities are currently operational. In addition, some of IFF’s R&D and creative applications centers are operating on limited schedules or with a reduced workforce comprised of essential employees as a result of certain safety measures implemented by IFF to limit the number of the on-site workforce.
The ability of IFF to continue to supply its products is highly dependent on its ability to maintain the safety of its workforce. The ability of employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, and IFF’s operations and financial results may be negatively affected as a result. While IFF is following the requirements of governmental authorities and taking additional preventative and protective measures to ensure the safety of its workforce, there can be no assurance that these measures will be successful, and to the extent that employees in IFF’s manufacturing or distribution centers contract COVID-19, IFF may be required to temporarily close those facilities, which may result in reduced production hours, more rigorous cleaning processes and other preventative and protective measures for employees. Workforce disruptions of this nature may significantly impact IFF’s ability to maintain its operations and may adversely impact its financial results.
Resolving such operational challenges has increased certain costs, such as labor, shipping, and cleaning, and the failure to resolve such challenges may result in our inability to deliver products to our customers and reduce sales.
•Supply chain-related risks: IFF has experienced some disruption primarily regarding distribution of certain raw materials and transport logistics in markets where governments have implemented the strictest regulations. More significant disruptions may occur if the COVID-19 pandemic continues to impact markets around the world. In addition, as a result of disruptions to IFF’s supply chain, IFF is experiencing, and may continue to experience, increased costs for raw materials, shipping and transportation resources, which has negatively impacted, and may continue to negatively impact, IFF’s margins and operating results.
•Customer-related risks: IFF is experiencing, and may continue to experience, changes in the demand and volume for certain of its products, including due to consumption or stocking behavior changes. For example, ingredients used in products sold mainly in retail outlets, such as fine fragrances or flavors used in retail food services, have seen a decrease in demand as these outlets have closed due to COVID-19 related restrictions. In addition, IFF has received requests for extensions in payment terms from some customers in select markets whose products are experiencing reduced demand.
Although IFF do not currently anticipate any impairment charges related to COVID-19, the continuing effects of a prolonged pandemic could result in increased risk of asset write-downs and impairments, including, but not limited to, equity investments, goodwill and intangibles. Any of these events could potentially result in a material adverse impact on the IFF’s business and results of operations.
•Market-related risks: The funding obligations for IFF’s pension plans will be impacted by the performance of the financial markets, particularly the equity markets and interest rates. Lower interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as pension liabilities. In addition, the volatility in financial and commodities markets may have adverse impacts on other asset valuations such as the value of the investment portfolios supporting pension obligations. If the financial markets do not provide the long-term returns that are expected, IFF could be required to make larger contributions.
In addition to the risks noted above, COVID-19 may also heighten other risks described in our 2019 Form 10-K, including, but not limited to, risks related to a decrease in global demand for consumer products, manufacturing disruptions, disruption in the supply chain, price volatility for raw materials, level of indebtedness, currency fluctuations and impairment of long-lived assets. Further, the magnitude of the impact of the COVID-19 pandemic, including the extent of its impact on IFF’s operating and financial results, will be determined by the length of time that the pandemic continues, and while government authorities’ measures relating to COVID-19 may be relaxed if and when COVID-19 abates, these measures may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatements are difficult to predict and may materially impact IFF’s operations in the future. As COVID-19 continues to adversely impact the broader global economy, including negatively impacting economic growth and creating disruption and volatility in the global financial and capital markets, which increases the cost of capital and adversely impacts the availability of and access to capital, this could negatively affect IFF’s liquidity, which could in turn negatively affect IFF’s business, results of operations and financial condition. The COVID-19 pandemic may also affect IFF’s operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 6. EXHIBITS.

10.1
Amendment No. 4 to Credit Agreement, dated as of January 17, 2020 among International Flavors & Fragrances Inc., International Flavors & Fragrances (Nederland) Holding B.V., International Flavors & Fragrances I.F.F. (Nederland) B.V. and International Flavors & Fragrances (Greater Asia) PTE. Ltd., as borrowers, the lenders signatory thereto and Citibank, N.A. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2020.

10.2
Amendment No. 2 to Term Loan Credit Agreement, dated as of January 17, 2020 among International Flavors & Fragrances Inc., as borrower, the lenders signatory thereto and Morgan Stanley Senior Funding, Inc. as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2020.

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

Dated:	May 11, 2020	By:	/s/ Andreas Fibig
Andreas Fibig
Chairman of the Board and Chief Executive Officer

Dated:	May 11, 2020	By:	/s/ Rustom Jilla
Rustom Jilla
Executive Vice President and Chief Financial Officer